Form 10-Q
period 1997-06-30
SOLUTIA INC
filed 1997-09-26
CIK 1043382

===============================================================================

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-13255
                       ---------

                                 SOLUTIA INC.
                                 ------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     43-1781797
            --------                                     ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

10300 OLIVE BOULEVARD, P.O. Box 66760, ST. LOUIS, MISSOURI           63166-6760
----------------------------------------------------------           ----------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                (314) 674-1000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATED BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES     NO  X
                                       ---    ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                             OUTSTANDING AT
               CLASS                                       SEPTEMBER 1, 1997
               -----                                       -----------------
   COMMON STOCK, $0.01 PAR VALUE                           118,351,492 SHARES
   -----------------------------                           ------------------

===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SOLUTIA INC.

                         STATEMENT OF COMBINED INCOME
                             (DOLLARS IN MILLIONS)

                                                THREE MONTHS
                                                    ENDED          SIX MONTHS ENDED
                                                   JUNE 30,            JUNE 30,
                                                ------------       ----------------
                                               1997       1996      1997       1996
                                               ----       ----      ----       ----
NET SALES...............................       $770       $749     $1,489     $1,454
Cost of Goods Sold......................        581        574      1,124      1,119
                                               ----       ----     ------     ------
GROSS PROFIT............................        189        175        365        335
Marketing Expenses......................         35         45         71         85
Administrative Expenses.................         36         44         63         86
Technological Expenses..................         21         24         39         46
                                               ----       ----     ------     ------
OPERATING INCOME........................         97         62        192        118
Interest Expense........................        (12)       (11)       (21)       (19)
Other Income (Expense)--Net.............          9         18         22         23
                                               ----       ----     ------     ------
INCOME BEFORE INCOME TAXES..............         94         69        193        122
Income Taxes............................         32         22         66         39
                                               ----       ----     ------     ------
NET INCOME..............................       $ 62       $ 47     $  127     $   83
                                               ====       ====     ======     ======

See accompanying Notes to Interim Combined Financial Statements.

                                 SOLUTIA INC.

                   STATEMENT OF COMBINED FINANCIAL POSITION
                             (DOLLARS IN MILLIONS)

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  1997            1996
                                                                                --------      ------------
                                  ASSETS
CURRENT ASSETS:
Trade receivables, net of allowance of $8 in 1997 and $7 in 1996...........      $  430         $  412
Miscellaneous receivables and prepaid expenses.............................         108             80
Deferred income tax benefit................................................         110            108
Inventories................................................................         288            291
                                                                                 ------         ------
TOTAL CURRENT ASSETS.......................................................         936            891

PROPERTY, PLANT AND EQUIPMENT:
Land.......................................................................          18             18
Buildings..................................................................         345            367
Machinery and equipment....................................................       2,654          2,622
Construction in progress...................................................         139            121
                                                                                 ------         ------
Total property, plant and equipment........................................       3,156          3,128
Less accumulated depreciation..............................................       2,249          2,217
                                                                                 ------         ------
NET PROPERTY, PLANT AND EQUIPMENT..........................................         907            911
INVESTMENTS IN AFFILIATES..................................................         388            366
LONG-TERM DEFERRED INCOME TAX BENEFIT......................................         181            194
OTHER ASSETS...............................................................         117            121
                                                                                 ------         ------
TOTAL ASSETS...............................................................      $2,529         $2,483
                                                                                 ======         ======

                  LIABILITIES AND MONSANTO COMPANY EQUITY
CURRENT LIABILITIES:
Accounts payable...........................................................      $  191         $  223
Wages and benefits.........................................................          63            156
Restructuring reserves.....................................................          56             79
Miscellaneous accruals.....................................................         301            312
                                                                                 ------         ------
TOTAL CURRENT LIABILITIES..................................................         611            770
POSTRETIREMENT LIABILITIES.................................................         615            634
OTHER LIABILITIES..........................................................         444            423
MONSANTO COMPANY EQUITY....................................................         859            656
                                                                                 ------         ------
TOTAL LIABILITIES AND MONSANTO COMPANY EQUITY..............................      $2,529         $2,483
                                                                                 ======         ======

See accompanying Notes to Interim Combined Financial Statements.

                                 SOLUTIA INC.

                        STATEMENT OF COMBINED CASH FLOW
                             (DOLLARS IN MILLIONS)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                 ----------------
                                                                                 1997       1996
                                                                                 ----       ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:

Net income.................................................................      $ 127      $  83

Adjustments to reconcile to Cash Provided by Operations:
  Items that did not use (provide) cash:
    Deferred income taxes..................................................         11         34
    Depreciation and amortization..........................................         67         82
    Other..................................................................        (22)       (15)
  Working capital changes that provided (used) cash:
    Accounts receivable....................................................        (18)       (61)
    Inventories............................................................          3         (8)
    Accounts payable and accrued liabilities...............................       (159)       (76)
    Other..................................................................        (28)         6
  Other items..............................................................         41        (38)
                                                                                 -----      -----
TOTAL CASH PROVIDED BY OPERATIONS..........................................         22          7
                                                                                 -----      -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases....................................        (64)       (92)
Acquisition and investment payments........................................         --        (15)
                                                                                 -----      -----
CASH USED IN INVESTING ACTIVITIES..........................................        (64)      (107)
                                                                                 -----      -----

FINANCING ACTIVITIES:
Net transactions with Monsanto Company.....................................         42        100
                                                                                 -----      -----
CASH PROVIDED BY FINANCING ACTIVITIES......................................         42        100
                                                                                 -----      -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................         --         --

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..........................................................         --         --
                                                                                 -----      -----
END OF PERIOD..............................................................      $  --      $  --
                                                                                 =====      =====

See accompanying Notes to Interim Combined Financial Statements.

                                 SOLUTIA INC.

                NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

1. BASIS OF PRESENTATION AND SUBSEQUENT EVENT

  Basis of Presentation

    Solutia Inc., previously referred to as Chemicals SpinCo (the "Company" or "Solutia"), is an international producer and marketer of a range of high performance chemical-based materials which are used by its customers to make consumer, household, automotive and industrial products. Prior to September 1, 1997, the businesses contributed to form the Company were wholly owned by Monsanto Company ("Monsanto"). On September 1, 1997, Monsanto distributed all of the outstanding shares of common stock of the Company as a dividend to Monsanto shareowners (the "Spinoff"). The distribution resulted in the issuance of one share of the Company's common stock for every five shares of Monsanto common stock held of record as of August 20, 1997. As a result of the Spinoff, the Company became an independent publicly held company listed on the New York Stock Exchange and its operations ceased to be owned by Monsanto. Monsanto and Solutia have entered into a number of agreements with respect to the separation of the companies and to provide mechanisms for an orderly transition following the Spinoff. Descriptions of the various agreements are set forth under the caption "Agreements with Monsanto" contained in Solutia's Registration Statement on Form S-1 under the Securities Exchange Act of 1933 as filed with the Securities and Exchange Commission on September 25, 1997 (the "Registration Statement").

    The accompanying unaudited financial statements have been prepared on a basis which reflects the historical financial statements of Solutia assuming that the operations of Monsanto contributed to Solutia in the Spinoff were organized as a separate legal entity, owning certain net assets of Monsanto.

    These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Registration Statement. As indicated in the notes to the audited financial statements included in the Registration Statement, Monsanto provided certain general and administrative services to Solutia. The cost for these services was allocated to Solutia based upon the net capital employed in Solutia's operations, as well as other methods which management believed to be reasonable. In preparation for the Spinoff, Monsanto began a transition plan of separation. As part of this plan, Monsanto discontinued its allocation of corporate expenses for these general and administrative services on April 1, 1997 as these expenses were specifically identified and segregated as part of Solutia's on-going cost infrastructure.

    The accompanying unaudited interim combined financial statements reflect all adjustments which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments, other than the adjustments described in Notes 2, 6 and 7 below, are of a normal, recurring nature. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    Historical earnings per share have not been presented as Solutia was wholly owned by Monsanto for the periods presented.

  Subsequent Event

    On July 10, 1997, management approved the asset and liability allocation which set forth the assets to be contributed to Solutia and the liabilities to be assumed by Solutia in connection with the Spinoff. Included in those assets and liabilities are the following material items which have not been included in the accompanying Statement of Combined Financial Position: a joint venture interest in the Company's elemental phosphorus business, cash of $75 million, debt of $1.029 billion, accrued net pension liability for the U.S. defined benefit pension plans, and additional obligations for healthcare and other post-retirement benefits. The following unaudited pro forma amounts give effect to those items, as well as certain other items, as set forth in the unaudited pro forma condensed financial statements included elsewhere in this Form 10-Q. The following unaudited pro forma amounts are presented as if the Spinoff had occurred on June 30, 1997 and December 31, 1996, with respect to the unaudited pro forma condensed Statements of Combined Financial Position amounts and as of January 1, 1997 and 1996 with respect to the unaudited pro forma condensed Statement of Combined Income amounts for the six months ended June 30, 1997 and for the year ended December 31, 1996, respectively.

    Unaudited pro forma condensed Statements of Financial Position as of June 30, 1997 and December 31, 1996:

                                                   JUNE 30,     DECEMBER 31,
                                                     1997           1996
                                                   --------     ------------
Total Assets..................................      $2,718         $2,660
Long-Term Debt................................       1,029          1,029
Postretirement Liabilities....................         918            876
Stockholders' Deficit.........................        (280)          (439)
Total Liabilities and Stockholders' Deficit...       2,718          2,660

    Unaudited pro forma Statements of Combined Income for the six months ended June 30, 1997 and the year ended December 31, 1996:

                                        SIX MONTHS ENDED         YEAR ENDED
                                          JUNE 30, 1997       DECEMBER 31, 1996
                                        ----------------      -----------------
Income Before Income Taxes.........           $ 154                 $   9
Net Income.........................             102                    17
Earnings per Share.................           $0.84                 $0.14

    The effect of the employee benefits and compensation allocation agreement is an increase in the retiree medical and pension costs allocation of $17 for 1996 in excess of the amounts allocated to Solutia in Solutia's historical financial statements.

    The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the transactions actually occurred on the dates assumed, nor is it necessarily indicative of the future combined results of operations.

2. ACCOUNTING CHANGE

    Effective January 1, 1997, Solutia adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." SOP 96-1 establishes authoritative guidance regarding the recognition, measurement and disclosure of environmental remediation liabilities. The primary change in Solutia's accounting principles associated with the adoption of this SOP was an acceleration of the recognition of certain environmental remediation liabilities at operating facilities. As a result, Solutia recorded an aftertax charge of $6 million in the first quarter of 1997. Additional aftertax charges in the range of $9 million to $14 million are anticipated in 1997 as the criteria for recording these liabilities are met.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of how it will apply this new standard.

3. INVENTORIES

    The components of inventories as of June 30, 1997 and December 31, 1996 were as follows:

                                         JUNE 30,     DECEMBER 31,
                                           1997           1996
                                         --------     ------------
Finished goods.....................      $  257          $ 258
Goods in process...................          45             47
Raw materials and supplies.........         136            126
                                         ------          -----
Inventories, at FIFO cost..........         438            431
Excess of FIFO over LIFO cost......        (150)          (140)
                                         ------          -----
Total..............................      $  288          $ 291
                                         ======          =====

4. INTERCOMPANY TRANSACTIONS

    Included in the Statement of Combined Income are sales to Monsanto of $33 million and $30 million in 1997 and 1996, respectively. Such sales are made at Monsanto's established transfer prices. In addition, Monsanto provided certain general and administrative services to Solutia. The cost of these services, also included in such statement, are $12 million and $35 million in 1997 and 1996, respectively. As further discussed in Note 1, Monsanto discontinued its allocation of the cost of general and administrative expenses to Solutia, effective April 1, 1997, as part of its transition plan of separation. Such expenses were specifically identified and segregated as part of Solutia's on-going cost infrastructure. Interest expense charged to Solutia represents an allocation from Monsanto of its total interest expense. The allocated interest expense to Solutia was $21 million and $19 million in 1997 and 1996, respectively.

5. MONSANTO COMPANY EQUITY

    The following is an analysis of Monsanto's investment in Solutia:

                                                         1997
                                                         ----
Balance at beginning of period....................       $656
Net income........................................        127
Foreign currency translation adjustment...........         34
Net transactions with Monsanto Company............         42
                                                         ----
Balance at end of period..........................       $859
                                                         ====

6. COMMITMENTS AND CONTINGENCIES

    Solutia's Statement of Combined Financial Position included accrued liabilities of $156 million and $150 million as of June 30, 1997 and December 31, 1996, respectively, for the remediation of identified waste disposal sites. Although the ultimate costs and results of remediation of contaminated sites cannot be predicted with certainty, they are not expected to result in a material adverse change in Solutia's liquidity or financial position as reflected in Solutia's historical financial statements, but they could have a material adverse effect on profitability in a given period.

    In June 1997, Monsanto reached a settlement with 811 plaintiffs in six lawsuits related to the Brio Superfund site near Houston, Texas. The suits were brought in Harris County District Court or the United States District Court for the Southern District of Texas on behalf of 960 plaintiffs that claimed injuries resulting from alleged exposure to substances present at or emanating from the Brio site. As a result of this settlement, the Company recorded a pretax charge of $10 million ($6 million aftertax) in cost of goods sold in the Statement of Combined Income during the second quarter of 1997.

    Monsanto is a party to a number of lawsuits and claims relating to Solutia, for which Solutia assumed responsibility in the Spinoff and, which Solutia intends to defend vigorously. Such matters arise out of the normal course of business and relate to product liability, government regulation, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management's belief, based upon the advice of Solutia's counsel, is that the final outcome of such litigation will not have a material adverse effect on Solutia's combined financial position, profitability or liquidity in any one year, as applicable.

7. RESTRUCTURING RESERVES

    During the second quarter of 1997, Solutia reversed approximately $8 million ($5 million aftertax) of excess restructuring reserves from prior years. The excess was primarily the result of lower exit costs associated with the sale and closure of nonstrategic facilities included in 1995 restructuring actions.

8. FINANCING ARRANGEMENTS

    Effective with the Spinoff on September 1, 1997, Solutia assumed approximately $1.029 billion of debt from Monsanto, primarily assumable commercial paper. The assumable commercial paper is guaranteed by Monsanto until repaid or refinanced by Solutia at maturity, which is up to 30 days following the Spinoff.
                                       6

    On August 14, 1997, Solutia entered into a total of $1.2 billion in revolving credit facilities with a syndicate of banks to support its commercial paper. The credit facilities are also available for working capital and other general corporate purposes. These credit facilities consist of (i) an $800 million five-year revolving credit facility, and (ii) a $400 million 364-day credit agreement. The interest rates under the credit agreements are based upon, at the option of Solutia, (i) the London interbank offered rate
("LIBOR") or (ii) the base rate. The base rate shall at all times be equal to the highest of (a) the prime rate of Citibank, N.A. ("Citibank"), (b) the federal funds rate plus 0.5 percent or (c) the sum (adjusted to the nearest 1/16 of 1% or, if there is no nearest 1/16 of 1%, to the next higher 1/16 of 1%) of (i) 0.5% plus (ii) the rate obtained by dividing (A) the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks, by (B) a percentage equal to 100% minus the average of the daily percentages specified during such three-week period by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement for Citibank with respect to liabilities consisting of or including (among other liabilities) three-month U.S. dollar non-personal time deposits in the United States, plus (iii) the average during such three-week period of the annual assessment rates estimated by Citibank for determining the then current annual assessment payable by Citibank to the Federal Deposit Insurance Corporation (or any successor) for insuring U.S. dollar deposits of Citibank in the United States.

    Interest rates based on LIBOR will be increased by a spread of between 13.5 and 22.5 basis points for the five-year revolving credit facility and 20.0 and
40.0 basis points for the 364-day revolving credit facility depending upon the actual ratings (the "ratings") by two credit rating agencies of senior unsecured long-term debt issued by the Company or, if there is no such debt, the indicative rating of the Company by such rating agencies.

    If the Company elects to borrow under either credit facility, the total spread (including facilities fees) over LIBOR would be 32.5 basis points for each credit facility.

    The credit agreements contain various covenants which, among other things, restrict the ability of Solutia to merge with another entity, to create liens against assets, or to amend, cancel or terminate agreements entered into with Monsanto to effect the Spinoff. These credit agreements also require Solutia to meet certain leverage and interest coverage ratios.

    Solutia plans to conduct a public offering of debt securities in the amount of $600 million having maturities of 5 to 40 years. The proceeds of the offering will be used to refinance a portion of its outstanding commercial paper as it becomes due. The interest payable on such publicly offered securities will be fixed and is expected to range from 6.5 percent to 7.5 percent. Subject to the level of future cash flows, the Company intends to refinance the approximately $429 million of remaining debt on a long-term basis.

    In September 1997 the Company entered into interest rate swaps with certain financial institutions, with a notional amount of $200 million, for the purpose of hedging the interest rate of debt the Company anticipated issuing in 1997. The interest rate swaps will be settled in cash in conjunction with the anticipated sale of debentures due 2027.

          UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

    The following unaudited pro forma condensed combined statement of financial position as of June 30, 1997 and the unaudited pro forma condensed combined statement of income for the three and six months ended June 30, 1997 give effect to the Spinoff and the public offering of debt securities described in Notes 1 and 8, respectively, to the "Interim Combined Financial Statements." The pro forma condensed combined statement of financial position is presented as if the Spinoff and the offering had occurred on June 30, 1997, and the pro forma condensed combined statement of income is presented as if the Spinoff and the offering had occurred as of the beginning of the periods presented. The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the transactions actually occurred on the dates assumed, nor is it necessarily indicative of the future combined results of operations.

    The pro forma condensed combined financial statements should be read in conjunction with the historical financial statements and the related notes thereto contained elsewhere in this Report on Form 10-Q and the Registration Statement.

                                                SOLUTIA INC.

                              PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                     THREE MONTHS ENDED JUNE 30, 1997
                                                                     --------------------------------
                                                                HISTORICAL      PRO FORMA             PRO
                                                                 SOLUTIA       ADJUSTMENTS           FORMA
                                                                ----------     -----------           -----
NET SALES...................................................       $ 770        $ (5)<FA>            $ 765
Cost of Goods Sold..........................................         581          (2)<FB>              579
                                                                   -----        ----                 -----
GROSS PROFIT................................................         189          (3)                  186
Marketing, administrative, and technological expenses.......          92           4 <FB>              102
                                                                                   6 <FE>
                                                                   -----        ----                 -----
OPERATING INCOME............................................          97         (13)                   84
Interest Expense............................................         (12)         (5)<FF>              (17)
Other Income (Expense)--Net.................................           9                                 9
                                                                   -----        ----                 -----
INCOME BEFORE INCOME TAXES..................................          94         (18)                   76
Income Taxes................................................          32          (6)<FG>               26
                                                                   -----        ----                 -----
NET INCOME..................................................       $  62        $(12)                $  50
                                                                   =====        ====                 =====
EARNINGS PER SHARE..........................................       $0.51                             $0.41
                                                                   =====                             =====
Shares used in the calculation of earnings per share<F1>....       121.3                             121.3
                                                                   =====                             =====

<F1> Based upon the number of shares of common stock, $2.00 par value, of
     Monsanto ("Monsanto Common Stock") and the distribution ratio in the Spinoff of one share of the Company's Common Stock for every five shares of Monsanto Common Stock.

See accompanying Notes to Pro Forma Condensed Combined Financial Statements.

                                                SOLUTIA INC.

                              PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                     SIX MONTHS ENDED JUNE 30, 1997
                                                                     ------------------------------
                                                                HISTORICAL       PRO FORMA           PRO
                                                                 SOLUTIA        ADJUSTMENTS         FORMA
                                                                ----------      -----------         -----
NET SALES...................................................      $1,489        $ (9)<FA>          $1,480
Cost of Goods Sold..........................................       1,124          (1)<FB>           1,121
                                                                                   1 <FC>
                                                                                  (3)<FD>
                                                                  ------        ----               ------
GROSS PROFIT................................................         365          (6)                 359
Marketing, administrative, and technological expenses.......         173          11 <FB>             193
                                                                                  (9)<FD>
                                                                                  18 <FE>
                                                                  ------        ----               ------
OPERATING INCOME............................................         192         (26)                 166
Interest Expense............................................         (21)        (13)<FF>             (34)
Other Income (Expense)--Net.................................          22                               22
                                                                  ------        ----               ------
INCOME BEFORE INCOME TAXES..................................         193         (39)                 154
Income Taxes................................................          66         (14)<FG>              52
                                                                  ------        ----               ------
NET INCOME..................................................      $  127        $(25)              $  102
                                                                  ======        ====               ======
EARNINGS PER SHARE..........................................      $ 1.05                           $ 0.84
                                                                  ======                           ======
Shares used in the calculation of earnings per share<F1>....       121.3                            121.3
                                                                  ======                           ======

<F1> Based upon the number of shares of common stock, $2.00 par value, of
     Monsanto ("Monsanto Common Stock") and the distribution ratio in the Spinoff of one share of the Company's Common Stock for every five shares of Monsanto Common Stock.

See accompanying Notes to Pro Forma Condensed Combined Financial Statements.

                                                SOLUTIA INC.

                        PRO FORMA CONDENSED COMBINED STATEMENT OF FINANCIAL POSITION
                                            AS OF JUNE 30, 1997
                                           (DOLLARS IN MILLIONS)

                                                                               PRO FORMA             PRO
                                                                HISTORICAL    ADJUSTMENTS           FORMA
                                                                ----------    -----------           -----
ASSETS

Cash and cash equivalents...................................                 $    75 <FH>           $   70
                                                                                  (5)<FI>
Trade receivables...........................................      $  430                               430
Miscellaneous receivables and prepaid expenses..............         108                               108
Deferred income tax benefit.................................         110          (6)<FJ>              104
Inventories.................................................         288                               288
                                                                  ------     -------                ------
  TOTAL CURRENT ASSETS......................................         936          64                 1,000
                                                                  ------     -------                ------
Net Property, Plant and Equipment...........................         907                               907
Investments in Affiliates...................................         388          25 <FK>              413
Other Assets................................................         298         105 <FL>              398
                                                                                 (10)<FJ>
                                                                                   5 <FI>
                                                                  ------     -------                ------
TOTAL ASSETS................................................      $2,529     $   189                $2,718
                                                                  ======     =======                ======

LIABILITIES AND MONSANTO COMPANY EQUITY (STOCKHOLDERS'
  DEFICIT)

Accounts payables...........................................      $  191                            $  191
Miscellaneous accruals......................................         420          32 <FL>              460
                                                                                   8 <FJ>
                                                                  ------     -------                ------
  TOTAL CURRENT LIABILITIES.................................         611          40                   651
Long-term Debt..............................................                   1,029 <FM>            1,029
Postretirement Liabilities..................................         615         303 <FL>              918
Other Liabilities...........................................         444         (44)<FL>              400
Monsanto Company Equity.....................................         859          75 <FH>               --
                                                                                 (24)<FJ>
                                                                                 (25)<FK>
                                                                              (1,029)<FM>
                                                                                (186)<FL>
                                                                                 280
Stockholders' Deficit.......................................                    (280)                 (280)
                                                                  ------     -------                ------
TOTAL LIABILITIES AND MONSANTO COMPANY EQUITY
  (STOCKHOLDERS' DEFICIT)...................................      $2,529     $   189                $2,718
                                                                  ======     =======                ======

See accompanying Notes to Pro Forma Condensed Combined Financial Statements.


                       NOTES TO PRO FORMA CONDENSED COMBINED FINANICAL STATEMENTS

<FA>       To record the estimated effect of new selling prices and arrangements on former intercompany sales from the Company to Monsanto. The Company sells certain products to Monsanto under arms-length long-term contracts with formula-based or market-based pricing mechanisms. The
           Company also acts as the agent for Monsanto in purchasing additional quantities of one of these products. The net effect of these changes in supply arrangements and prices is to reduce the overall net sales of the Company.

<FB>       To record the assumed increase in retiree medical and pension costs as a result of the
           Spinoff. For the purpose of the Company's historical financial statements, the annual costs for retiree medical and pension liabilities have been allocated generally based upon the percentage of payroll costs to total Monsanto payroll costs. In connection with the Spinoff, the Company assumed retiree medical liabilities for its active employees and former employees who last worked at a chemicals business facility. In addition, in connection with the Spinoff, the Company assumed the U.S. pension liabilities, and received related assets, for its active employees and for certain former employees of the Company who left Monsanto in earlier years. The amount of these liabilities assumed by the Company is significantly greater than the amounts allocated historically. As a result, pension and postretirement costs for the Company have increased significantly in total following the Spinoff.

<FC>       To record the estimated effect of transactions with the venture for the mining of phosphate rock and the production of elemental phosphorus (the "P4 Joint Venture") formed by Monsanto in conjunction with the Spinoff.  In connection with the Spinoff, Monsanto contributed a 40% interest in the P4 Joint Venture to the Company. The amounts reflect assumed payments from the Company to Monsanto of $0.5 million and $2 million, for the three and six months ended June 30, 1997, respectively, for premiums related to production taken over certain specified levels. These amounts are offset by assumed accrued income for option fee payments from Monsanto to the Company for the three and six months ended June 30, 1997 of $0.5 million and $1 million, respectively.

<FD>       To reverse the historical Monsanto corporate expense allocation to the Company because the
           Company is no longer subject to the allocation of corporate expenses from Monsanto following the Spinoff. The allocated corporate expenses include, among other items, executive administration, Monsanto's business and organizational development initiatives, and the cost of corporate incentives. For purposes of the historical financial statements, such expenses were allocated on the basis of the net capital employed by the businesses contributed by
           Monsanto to Solutia in the Spinoff.  For the six months ended June 30, 1997, $12 million of such expenses were allocated to the Company. As further discussed in Note 4 of "Notes to
           Interim Combined Financial Statements," the allocation of such expenses was discontinued in the second quarter of 1997.

<FE>       Because the Company is no longer subject to the allocation of corporate expenses from
           Monsanto, a pro forma adjustment was made to record estimated general corporate costs that the Company believes it would have incurred had the Company been a separate public company for the periods presented.

<FF>       To record additional interest expense as a result of the assumption of debt by the Company from Monsanto and the borrowings of the public debt offering, detailed as follows:

           For the three months ended June 30, 1997-
           1) Estimated interest on long-term debt at an average assumed rate of 6.17%          $ 17
           2) Elimination of historical interest expense                                         (12)
                                                                                                ----
           Net pro forma adjustment                                                             $  5
                                                                                                ====

           For the six months ended June 30, 1997-
           1) Estimated interest on long-term debt at an average assumed rate of 6.17%          $ 34
           2) Elimination of historical interest expense                                         (21)
                                                                                                ----
           Net pro forma adjustment                                                             $ 13
                                                                                                ====

<FG>       To record the estimated provision for income tax as a result of the pro forma adjustments referred to in Notes <FA> through <FF> above at an estimated combined U.S. federal and state income tax rate of 36%.

<FH>       To record the contribution of $75 million in cash to the Company from Monsanto

<FI>       To record the deferred financing costs associated with the public debt offering.



<FJ>       To record the reduction in deferred tax assets to an estimated combined U.S. federal and state income tax rate of 36% for the Company and to reflect the assumption of certain tax liabilities in accordance with the tax sharing and indemnification agreement entered into with Monsanto.

<FK>       To record the contribution by Monsanto of a 40% interest in the P4 Joint Venture to the Company.

<FL>       To record the assumption and reclassification of additional post retirement liabilities by the Company, principally for retiree medical and pensions, and to record the related deferred tax asset and the resulting effect on Monsanto Company equity. See Note (B) above for additional information.

<FM>       Reflects the following:

           1) Assumption in the Spinoff of debt by the Company,
               principally assumable commercial paper..........................     $1,029
           2) Borrowings under public offering.................................        600
           3) Repayment of commercial paper....................................       (600)
                                                                                    ------
                                                                                    $1,029
                                                                                    ======

           Reclassification from Monsanto Company Equity to Stockholders' Deficit.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--SECOND QUARTER 1997 COMPARED WITH THE SECOND QUARTER
1996

    Net sales for Solutia increased $21 million for the quarter, or 3 percent, when compared with net sales in the second quarter of 1996. Approximately $24 million of the sales increase can be attributed to higher sales volumes and an improved sales mix, which was partially offset by the effect of lower average selling prices. This increase was principally the result of higher sales volumes of nylon, plastics and polymers, as well as higher sales volumes of Saflex(R) plastic interlayer. The overall sales increase was partially offset by lower sales volumes for carpet fibers. Combined sales of the other business units for the quarter approximated sales for the same period last year.

    Operating income for Solutia during the quarter increased $35 million, or 57 percent, over the second quarter of 1996 to $97 million. However, as further discussed in Notes 6 and 7 of "Notes to Combined Financial Statements," operating income for the second quarter of 1997 reflects a pretax charge of $10 million for environmental-related litigation at the Brio Superfund site, as well as $8 million in reversals of excess restructuring reserves from prior years. If the net effect of these items was excluded, operating income for the second quarter of 1997 would have increased $37 million, or 60 percent, compared to a weak second quarter in 1996. The increase in operating income can be attributed primarily to the effects of the sales increase discussed above, combined with lower manufacturing costs and lower marketing and administrative expenses. The decrease in marketing and administrative expenses can be attributed primarily to a net reduction in corporate overhead costs because of the elimination of allocations from Monsanto as discussed in Note 4 to "Notes to Interim Combined Financial Statements." In addition, operations benefited from cost savings realized through the various restructuring actions taken in recent years.

    The decrease in "Other Income (Expense)--Net" was principally the result of higher currency exchange losses and slightly lower earnings from equity affiliates.

RESULTS OF OPERATIONS--FIRST SIX MONTHS 1997 COMPARED WITH FIRST SIX MONTHS
1996

    For the six months ended June 30, 1997, Solutia's net sales of $1,489 million increased $35 million, or 2 percent, as compared with the same period in 1996. Approximately $27 million of the increase can be attributed to higher sales volumes and an improved sales mix, with the remainder of the increase attributable to higher average selling prices. The sales increase was driven by increased demand and was principally the result of higher sales volumes of nylon, plastics and polymers, as well as higher sales volumes of Saflex(R) plastic interlayer. The sales increase was partially offset by lower sales volumes for carpet fibers, principally because of lower sales into the residential carpet market. Combined sales of the other business units for the first half of 1997 were essentially even with sales in the same period of 1996.

    Solutia's operating income for the first half of 1997 increased $74 million, or 63 percent, versus the first half of 1996. However, as further discussed in Note 2 of "Notes to Combined Financial Statements," operating income for the first half of 1997 includes $10 million of pretax charges associated with the adoption of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 96-1 for environmental reserves at operating locations. In addition, as further described in Notes 6 and 7 of "Notes to Combined Financial Statements," operating income in the first half of 1997 reflects a pretax charge of $10 million for environmental-related litigation at the Brio Superfund site, as well as $8 million in reversals of excess restructuring reserves from prior years. If the net effect of these items was excluded, operating income in the first six months of 1997 would have increased 73 percent compared with a weak operating income performance in the same period last year. Lower administrative expenses, the effect of increased sales described above, and improved manufacturing performance all contributed to the significant increase in operating income. The decrease in administrative expenses can be attributed primarily to lower allocations related to Monsanto's business and organizational development initiatives. Higher capacity utilization contributed to the improved manufacturing performance. In addition, operations benefited from cost savings realized through the various restructuring actions taken in recent years.

    The Company is affected by certain general economic conditions, particularly as they relate to the housing industry in the United States and the automotive industry both in the United States and internationally, which are cyclical businesses. In addition, global competition and customer demands for efficiency will continue to make sustained price increases difficult. The prices of purchased raw materials used by the Company fluctuate in the short term and are affected by factors such as plant outages, oil prices and supply and demand. However, in the long term, the Company believes that the addition of new worldwide capacity should exert downward pressure on raw material costs.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of how it will apply this new standard.

LIQUIDITY AND CAPITAL RESOURCES

    Solutia's working capital at June 30, 1997 increased to $325 million from $121 million at December 31, 1996, primarily because of an increase in trade receivables and lower accrued liabilities. The decrease in accrued liabilities, principally wages and benefits, was primarily the result of significantly higher payouts associated with employee incentive programs. The increased incentive payouts, included the final payment of certain deferred amounts related to the third year of a three-year incentive plan.

    Effective with the Spinoff on September 1, 1997, Solutia assumed approximately $1.029 billion of debt from Monsanto, primarily assumable commercial paper. The assumable commercial paper is guaranteed by Monsanto until repaid or refinanced by Solutia at maturity, which is up to 30 days following the Spinoff.

    On August 14, 1997, Solutia entered into a total of $1.2 billion in revolving credit facilities with a syndicate of banks to support its commercial paper. The credit facilities are also available for working capital and other general corporate purposes. See Note 8 to the "Interim Combined Financial Statements."

    Solutia plans to conduct a public offering of debt securities in the amount of $600 million having maturities of 5 to 40 years. The proceeds of the offering will be used to refinance a portion of its outstanding commercial paper as it becomes due. The interest payable on such publicly offered securities will be fixed and is expected to range from 6.5 percent to 7.5 percent. Subject to the level of future cash flows, the Company intends to refinance the approximately $429 million of remaining debt on a long-term basis.

    On September 3, 1997, the Company's board of directors authorized the purchase of up to 5 million shares of Company Common Stock for general corporate purposes. The Company currently plans to complete these purchases over the next two years.

    The Company believes that its cash flow from operations, supplemented by periodic additional borrowings, provides it with sufficient resources to finance operations and planned capital needs.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the Spinoff, the Company assumed from Monsanto liabilities related to specified legal proceedings. Although Monsanto remains the named defendant in the cases described below, the Company is managing the litigation and will indemnify Monsanto for costs, expenses and any judgments or settlements arising from such litigation after the effective date of the Spinoff, September 1, 1997.

    The Company's Registration Statement on Form 10 filed August 7, 1997, as amended August 19, 1997 ("Form 10"), described a number of lawsuits resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. Developments have occurred in the following cases: (1) Monsanto is one of a number of defendants in 11 cases brought in Harris County District Court or the United States District Court for the Southern District of Texas on behalf of 960 plaintiffs who owned homes or lived in subdivisions near the Brio site or along Clear Creek downstream from the Brio site, attended school near the site or used nearby recreational baseball fields. Monsanto has settled the claims of 811 plaintiffs in six of the cases described in this subparagraph for $10 million. The Court has approved the settlements for 190 of these plaintiffs who are minors. The Company believes there are meritorious defenses and will continue to defend the remaining actions vigorously.

    The Company's Form 10 also described a number of lawsuits in which plaintiffs claim to have sustained personal injuries or property damage as a result of the discharge of hazardous substances, including polychlorinated biphenyls (PCBs), from its Anniston, Alabama plant site. Developments have occurred in the following cases: (1) Monsanto is a defendant in a case pending in Circuit Court in St. Clair County, Alabama which has been certified as a class action on behalf of all property owners in a specified area along waterways near the plant. Monsanto is a defendant in an additional action filed in Circuit Court in Shelby County, Alabama on behalf of a purported class of property owners along a different waterway near the plant. Plaintiffs in both actions claim loss in the value of their property and seek compensatory and punitive damages in an unspecified amount; (2) Monsanto is a defendant in nine additional cases brought in Circuit Court in Calhoun County, Circuit Court in St. Clair County, Circuit Court in Taladega County or in U.S. District Court in the Northern District of Alabama on behalf of 2,057 individual plaintiffs who own or rent homes or own or operate businesses along waterways near the plant or who live or attend churches near the plant. The Company believes it has meritorious defenses and will continue to defend these actions vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 17 of this report.

    (b) No reports on form 8-K were filed by Solutia during the quarter ended June 30, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SOLUTIA INC.
                                          -------------------------------------
                                                      (Registrant)



                                                     ROGER S. HOARD
                                          -------------------------------------
                                             (Vice President and Controller)
                                           (On behalf of the Registrant and as
                                              Principal Accounting Officer)

Date: September 26, 1997

                                 EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                            DESCRIPTION
------                                            -----------
  2      Omitted--Inapplicable

  3      1. Restated Certificate of Incorporation of Solutia Inc. (incorporated herein by reference to Exhibit
            3(a) of Solutia's Form S-1 filed on September 25, 1997)

         2. By-Laws of Solutia Inc. (incorporated herein by reference to Exhibit 3(b) of Solutia's Form S-1 filed on September 25, 1997)

  4      Omitted--Inapplicable

 10      Omitted--Inapplicable

 11      Omitted--Inapplicable; see Note 1 of "Notes to Interim Combined Financial Statements" on page 4.

 15      Omitted--Inapplicable

 18      Omitted--Inapplicable

 19      Omitted--Inapplicable

 22      Omitted--Inapplicable

 23      Consent of Company Counsel

 24      Omitted--Inapplicable

 27      Omitted--Inapplicable

 99      Omitted--Inapplicable