Form 10-Q
period 1997-09-30
SOLUTIA INC
filed 1997-11-12
CIK 1043382

===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-13255
                       ---------

                                 SOLUTIA INC.
                                 ------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  43-1781797
              --------                                  ----------
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

10300 OLIVE BOULEVARD, P.O. BOX 66760, ST. LOUIS, MISSOURI       63166-6760
----------------------------------------------------------     --------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                (314) 674-1000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATED BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      ---    ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                           OUTSTANDING AT
                     CLASS                               SEPTEMBER 30, 1997
                     -----                               ------------------
         COMMON STOCK, $0.01 PAR VALUE                   118,397,585 SHARES
         -----------------------------                   ------------------

===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SOLUTIA INC.

                       STATEMENT OF CONSOLIDATED INCOME
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                              THREE MONTHS          NINE MONTHS
                                                 ENDED                 ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          --------------------  --------------------
                                            1997       1996       1997       1996
                                          ---------  ---------  ---------  ---------
NET SALES...............................  $     749  $     753  $   2,238  $   2,207

Cost of Goods Sold......................        576        553      1,700      1,672
                                          ---------  ---------  ---------  ---------

GROSS PROFIT............................        173        200        538        535

Marketing Expenses......................         32         46        103        131

Administrative Expenses.................         30         37         93        123

Technological Expenses..................         23         21         62         67
                                          ---------  ---------  ---------  ---------

OPERATING INCOME........................         88         96        280        214

Interest Expense........................        (10)        (9)       (31)       (28)

Other Income (Expense)--Net.............         12          3         34         26
                                          ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES..............         90         90        283        212

Income Taxes............................         34         29        100         68
                                          ---------  ---------  ---------  ---------

NET INCOME..............................  $      56  $      61  $     183  $     144
                                          =========  =========  =========  =========

EARNINGS PER SHARE......................  $    0.44  $    0.51  $    1.49  $    1.20
                                          =========  =========  =========  =========

Weighted Average Equivalent Shares (in
  millions).............................                            122.7      119.6
                                                                =========  =========

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                 STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                             (DOLLARS IN MILLIONS)

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    1997              1996
                                                                                -------------     ------------

                                  ASSETS

CURRENT ASSETS:

Cash and cash equivalents..................................................        $   92           $   --

Trade receivables, net of allowance of $7 in 1997 and 1996.................           468              412

Miscellaneous receivables and prepaid expenses.............................           180               80

Deferred income tax benefit................................................           118              108

Inventories................................................................           315              291
                                                                                   ------           ------
TOTAL CURRENT ASSETS.......................................................         1,173              891

PROPERTY, PLANT AND EQUIPMENT:

Land.......................................................................            17               18

Buildings..................................................................           354              367

Machinery and equipment....................................................         2,664            2,622

Construction in progress...................................................           135              121
                                                                                   ------           ------
Total property, plant and equipment........................................         3,170            3,128

Less accumulated depreciation..............................................         2,251            2,217
                                                                                   ------           ------
NET PROPERTY, PLANT AND EQUIPMENT..........................................           919              911

INVESTMENT IN AFFILIATES...................................................           423              366

LONG-TERM DEFERRED INCOME TAX BENEFIT......................................           283              194

OTHER ASSETS...............................................................           116              121
                                                                                   ------           ------
TOTAL ASSETS...............................................................        $2,914           $2,483
                                                                                   ======           ======

                  LIABILITIES AND MONSANTO COMPANY EQUITY
                          (SHAREOWNERS' DEFICIT)

CURRENT LIABILITIES:

Accounts payable...........................................................        $  227           $  223

Wages and benefits.........................................................            86              156

Restructuring reserves.....................................................            44               79

Miscellaneous accruals.....................................................           343              312
                                                                                   ------           ------
TOTAL CURRENT LIABILITIES..................................................           700              770

LONG-TERM DEBT.............................................................           974               --

POSTRETIREMENT LIABILITIES.................................................           937              634

OTHER LIABILITIES..........................................................           396              423

MONSANTO COMPANY EQUITY (SHAREOWNERS' DEFICIT):

Monsanto Company Equity....................................................            --              656

Common stock (authorized, 600,000,000 shares, par value $0.01)
  Issued and outstanding, 118,397,585 shares in 1997.......................             1               --

  Additional contributed capital...........................................          (100)              --

Unearned ESOP shares.......................................................           (31)              --

Accumulated currency adjustment............................................            17               --

Reinvested earnings........................................................            20               --
                                                                                   ------           ------
TOTAL MONSANTO COMPANY EQUITY (SHAREOWNERS' DEFICIT).......................           (93)             656
                                                                                   ------           ------

TOTAL LIABILITIES AND MONSANTO COMPANY EQUITY (SHAREOWNERS' DEFICIT).......        $2,914           $2,483
                                                                                   ======           ======

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                      STATEMENT OF CONSOLIDATED CASH FLOW
                             (DOLLARS IN MILLIONS)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:

Net income.................................................................  $     183  $     144

Adjustments to reconcile to Cash Provided by (Used in) Operations:

    Items that did not use (provide) cash:

        Deferred income taxes..............................................         36         48

        Depreciation and amortization......................................        105        125

        Other..............................................................        (30)       (28)

    Working capital changes that provided (used) cash:

        Accounts receivable................................................        (56)       (60)

        Inventories........................................................        (24)        17

        Accounts payable and accrued liabilities...........................       (111)       (63)

        Other..............................................................       (100)         6

    Other items............................................................        (19)       (40)
                                                                             ---------  ---------

TOTAL CASH PROVIDED BY (USED IN) OPERATIONS................................        (16)       149
                                                                             ---------  ---------

INVESTING ACTIVITIES:

Property, plant and equipment purchases....................................       (126)      (150)

Acquisition and investment payments........................................         (2)       (17)
                                                                             ---------  ---------

CASH USED IN INVESTING ACTIVITIES..........................................       (128)      (167)
                                                                             ---------  ---------

FINANCING ACTIVITIES:

Long-term debt reductions..................................................        (56)        --

Net transactions with Monsanto Company prior to Spinoff....................        292         18
                                                                             ---------  ---------

CASH PROVIDED BY FINANCING ACTIVITIES......................................        236         18
                                                                             ---------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................         92         --

CASH AND CASH EQUIVALENTS:

BEGINNING OF YEAR..........................................................         --         --
                                                                             ---------  ---------

END OF PERIOD..............................................................  $      92  $      --
                                                                             =========  =========

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

1. BASIS OF PRESENTATION

    Solutia Inc. (the "Company" or "Solutia") is an international producer and marketer of a range of high performance chemical-based materials which are used by its customers to make consumer, household, automotive and industrial products. Prior to September 1, 1997, the businesses contributed to form the Company were wholly owned by Monsanto Company ("Monsanto"). On September 1, 1997, Monsanto distributed all of the outstanding shares of common stock of the Company as a dividend to Monsanto shareowners (the "Spinoff"). The distribution resulted in the issuance of one share of the Company's common stock for every five shares of Monsanto common stock held of record as of August 20, 1997. As a result of the Spinoff, the Company became an independent publicly held company listed on the New York Stock Exchange and its operations ceased to be owned by Monsanto. Monsanto and Solutia have entered into a number of agreements with respect to the separation of the companies and to provide mechanisms for an orderly transition following the Spinoff. Descriptions of the various agreements are set forth under the caption "Agreements with Monsanto" contained in Solutia's Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission on September 25, 1997, as amended October 6, 1997 and October 14, 1997 (the "Registration Statement").

    Financial data included in the accompanying unaudited financial statements, for periods prior to the Spinoff, were prepared on a basis which reflected an estimate of what the assets, liabilities and operations would have been if Solutia had been organized as a separate legal entity, owning certain net assets of Monsanto. Financial data included in the accompanying unaudited financial statements, for periods subsequent to the Spinoff, have been prepared on a basis which reflects the historical assets, liabilities, and operations of the businesses contributed to Solutia by Monsanto.

    These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Registration Statement. As indicated in the notes to the audited financial statements included in the Registration Statement, Monsanto provided certain general and administrative services to Solutia prior to the Spinoff. The cost for these services was allocated to Solutia based upon the net capital employed in Solutia's operations, as well as other methods which management believed to be reasonable. In preparation for the Spinoff, Monsanto began a transition plan of separation. As part of this plan, Monsanto discontinued its allocation of corporate expenses for these general and administrative services on April 1, 1997 as these expenses were specifically identified and segregated as part of Solutia's ongoing cost infrastructure.

    The accompanying unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments, other than the asset and liability allocation discussed below and the adjustments described in Notes 2, 6 and 7, are of a normal, recurring nature. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    On July 10, 1997, management approved the asset and liability allocation which set forth the assets contributed to Solutia and the liabilities assumed by Solutia in connection with the Spinoff. Included in those assets and liabilities are the following material items which were not included in the accompanying Statement of Consolidated Financial Position as of December 31, 1996: a joint venture interest in the Company's elemental phosphorus business, cash of $75 million, debt of $1.029 billion, accrued net pension liability for the U.S. defined benefit pension plans, and additional obligations for healthcare and other post-retirement benefits. The following unaudited pro forma amounts give effect to those items, as well as certain other items, as set forth in the unaudited pro forma condensed financial statements included in the Registration Statement. The following unaudited pro forma amounts are presented as if the Spinoff had occurred on December 31, 1996, with respect to the unaudited pro forma condensed Statements of Consolidated Financial Position amounts and as of January 1, 1997 and 1996 with respect to the unaudited pro forma condensed Statement of Consolidated Income amounts for the nine months ended September 30, 1997 and 1996, respectively.

    Unaudited pro forma condensed Statements of Financial Position as of December 31, 1996:

                                                                                      DECEMBER 31,
                                                                                          1996
                                                                                      ------------

             Total Assets..........................................................      $2,660

             Long-term debt........................................................       1,029

             Postretirement liabilities............................................         876

             Monsanto Company deficit..............................................        (439)

             Total Liabilities and Monsanto Company Deficit........................      $2,660

    Unaudited pro forma Statements of Consolidated Income for the nine months ended September 30:

                                                                                         1997       1996
                                                                                         ----       ----

             Income Before Income Taxes............................................      $ 228      $ 192

             Net Income............................................................        148        132

             Earnings per Share....................................................      $1.21      $1.11

    The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the transactions actually occurred on the dates assumed, nor is it necessarily indicative of the future consolidated results of operations.

2. ACCOUNTING CHANGES

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

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. With the adoption of SFAS No. 131, the Company will expand its disclosure to include three segments; Chemicals, Fibers, and Polymers & Resins, which will represent approximately 32 percent, 33 percent, and 35 percent of revenue, respectively.

3. INVENTORIES

    The components of inventories as of September 30, 1997 and December 31, 1996 were as follows:

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 1997               1996
                                                                             -------------      ------------

             Fiinished goods..........................................          $ 256              $ 258

             Goods in process.........................................             57                 47

             Raw materials and supplies...............................            147                126
                                                                                -----              -----

             Inventories, at FIFO cost................................            460                431

             Excess of FIFO over LIFO cost............................           (145)              (140)
                                                                                -----              -----

             Total....................................................          $ 315              $ 291
                                                                                =====              =====

4. INTERCOMPANY TRANSACTIONS

    Transactions with Monsanto prior to the Spinoff, included in the Statement of Consolidated Income, are summarized as follows:

                                                                          PERIOD ENDED SEPTEMBER 30,
                                                                   ----------------------------------------
                                                                     THREE MONTHS             NINE MONTHS
                                                                   ----------------        ----------------
                                                                   1997        1996        1997        1996
                                                                   ----        ----        ----        ----

Intercompany sales..........................................       $  9        $ 18        $ 42        $ 48

General and administrative services.........................         --          17          12          52

Interest expense............................................          5           9          26          28

    Intercompany sales were made at Monsanto's established transfer prices. In addition, the costs for certain general and administrative services were allocated to Solutia. As further discussed in Note 1, Monsanto discontinued its allocation of the cost of general and administrative expenses to Solutia, effective April 1, 1997 as part of its transition plan of separation. Such expenses were specifically identified and segregated as part of Solutia's on-going cost infrastructure. Interest expense charged to Solutia represents an allocation from Monsanto of its total interest expense.

5. MONSANTO COMPANY EQUITY AND SHAREOWNERS' DEFICIT

    The following is an analysis of Monsanto's investment in Solutia, and the resulting impact of the Spinoff on Solutia's Shareowners' Deficit:

                                                                                         1997
                                                                                         ----

             MONSANTO COMPANY EQUITY AS OF DECEMBER 31, 1996.......................    $   656

             Net income to date of Spinoff.........................................        163

             Foreign currency translation adjustment to date of Spinoff............         13

             Net transactions with Monsanto Company prior to Spinoff...............        292

             Elimination of Monsanto Company Equity at Spinoff.....................     (1,124)
                                                                                       -------

             MONSANTO COMPANY EQUITY AFTER SPINOFF.................................    $    --
                                                                                       =======

             SOLUTIA'S SHAREOWNERS' DEFICIT AS OF AUGUST 31, 1997..................    $    --

             Net liability transfer to Solutia at Spinoff..........................       (120)

             Net income from date of Spinoff through September 30, 1997............         20

             Foreign currency translation adjustment...............................          7
                                                                                       -------

             SOLUTIA'S SHAREOWNERS' DEFICIT AS OF SEPTEMBER 30, 1997...............    $   (93)
                                                                                       =======

6. COMMITMENTS AND CONTINGENCIES

    Solutia's Statement of Consolidated Financial Position included accrued liabilities of $150 million as of September 30, 1997 and December 31, 1996 for the remediation of identified waste disposal sites. Although the ultimate costs and results of remediation of contaminated sites cannot be predicted with certainty, they are not expected to result in a material adverse change in Solutia's liquidity or financial position as reflected in Solutia's historical financial statements, but they could have a material adverse effect on profitability in a given period.

    In June 1997, Monsanto reached a settlement with 811 plaintiffs in six lawsuits related to the Brio Superfund site near Houston, Texas. The suits were brought in Harris County District Court or the United States District Court for the Southern District of Texas on behalf of 960 plaintiffs that claimed injuries resulting from alleged exposure to substances present at or emanating from the Brio site. As a result of this settlement, the Company recorded a pretax charge of $10 million ($6 million aftertax) in cost of goods sold in the Statement of Consolidated Income during the second quarter of 1997. The settlement payment was made in the third quarter of 1997.

    Monsanto is a party to a number of lawsuits and claims relating to Solutia, for which Solutia has assumed responsibility in the Spinoff and, which Solutia intends to defend vigorously. Such matters arise out of the normal course of business and relate to product liability, government regulation, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management's belief, based upon the advice of Company counsel, is that the final outcome of such litigation will not have a material adverse effect on Solutia's consolidated financial position, profitability or liquidity in any one year, as applicable.

7. RESTRUCTURING RESERVES

    During the second quarter of 1997, Solutia reversed approximately $8 million ($5 million aftertax) of excess restructuring reserves from prior years. The excess was primarily the result of lower exit costs associated with the sale and closure of nonstrategic facilities included in 1995 restructuring actions.

8. FINANCING ARRANGEMENTS

    Effective with the Spinoff on September 1, 1997, Solutia assumed $1.029 billion of debt from Monsanto, primarily assumable commercial paper. The assumable commercial paper was guaranteed by Monsanto until repaid or refinanced by Solutia at maturity, which was up to 30 days following the Spinoff.

    On August 14, 1997, Solutia entered into a total of $1.2 billion in revolving credit facilities with a syndicate of banks to support its commercial paper. The credit facilities are also available for working capital and other general corporate purposes. These credit facilities consist of (i) an $800 million five-year revolving credit facility, and (ii) a $400 million 364-day credit agreement. The interest rates under the credit agreements are based upon, at the option of Solutia, (i) the London interbank offered rate
("LIBOR") or (ii) the base rate. The base rate shall at all times be equal to the highest of (a) the prime rate of Citibank, N.A. ("Citibank"), (b) the federal funds rate plus 0.5 percent or (c) the sum (adjusted to the nearest 1/16 of 1% or, if there is no nearest 1/16 of 1%, to the next higher 1/16 of 1%) of (i) 0.5% plus (ii) the rate obtained by dividing (A) the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks, by (B) a percentage equal to 100% minus the average of the daily percentages specified during such three-week period by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement for Citibank with respect to liabilities consisting of or including (among other liabilities) three-month U. S. dollar non-personal time deposits in the United States, plus (iii) the average during such three-week period of the annual assessment rates estimated by Citibank for determining the then-current annual assessment payable by Citibank to the Federal Deposit Insurance Corporation (or any successor) for insuring U.S. dollar deposits of Citibank in the United States.

    Interest rates based on LIBOR will be increased by a spread of between 13.5 and 22.5 basis points for the five-year revolving credit facility and 20.0 and
40.0 basis points for the 364-day revolving credit facility depending upon the actual ratings (the "ratings") by two credit rating agencies of senior unsecured long-term debt issued by the Company, or if there is no such debt, the indicative rating of the Company by such rating agencies.

    If the Company elects to borrow under either credit facility, the total spread (including facilities fees) over LIBOR would be 32.5 basis points for each credit facility.

    The credit agreements contain various covenants, which among other things, restrict the ability of Solutia to merge with another entity, to create liens against assets, or to amend, cancel or terminate agreements entered into with Monsanto to effect the Spinoff. These credit agreements also require Solutia to meet certain leverage and interest coverage ratios.

    Effective October 27, 1997, Solutia terminated the $400 million 364-day credit agreement following the placement of $600 million of long-term debt described below.

    On October 21, 1997, Solutia consummated the sale of $150,000,000 aggregate principal amount of the Company's 6.50% Notes due 2002, $300,000,000 aggregate principal amount of the Company's 7.375% Debentures due 2027, and $150,000,000 aggregate principal amount of the Company's 6.72% Debentures due 2037 (the "Offerings"). The proceeds of the Offerings were used to refinance a portion of the Company's commercial paper when it became due. Subject to the level of future cash flows, the Company intends to refinance its remaining commercial paper on a long-term basis.

9. EARNINGS PER SHARE

    For periods prior to the Spinoff, the number of weighted average shares outstanding used in the earnings per share calculation was based upon the weighted average number of Monsanto shares outstanding for the applicable period, adjusted for the distribution ratio in the Spinoff of one share of the Company's common stock for every five shares of Monsanto common stock.

    Subsequent to the Spinoff, earnings per share were computed using 122.7 million weighted average common shares and common share equivalents outstanding. Common share equivalents, totaling 4.3 million, consist of common stock issuable upon exercise of outstanding stock options. As of September 30, 1997, options on approximately 28 million shares were outstanding.

    Earnings per share assuming full dilution were not significantly different from the primary amounts.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128").
Under this new standard, the presentation of primary and fully diluted earnings per share required by current standards is replaced by basic and diluted earnings per share. Basic earnings per share measures operating performance assuming no dilution from securities or contracts to issue common stock. Diluted earnings per share measures operating performance giving effect to the dilution that would occur when securities or contracts to issue common stock are exercised or converted. This statement is effective for Solutia for financial statements issued after December 15, 1997. Based upon the historical net income presented in the Statement of Consolidated Income, pro forma earnings per share computed under the provisions of FAS 128 would have been:

                                                                FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                --------------------  --------------------
                                                                   1997       1996       1997       1996
                                                                   ----       ----       ----       ----

Basic earnings per share....................................      $0.47      $0.52      $1.55      $1.24

Diluted earnings per share..................................      $0.44      $0.51      $1.49      $1.20

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The following unaudited pro forma condensed consolidated statement of income for the three and nine months ended September 30, 1997 give effect to the Spinoff and the Offering as if the Spinoff and the Offering had occurred at January 1, 1997. The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the transactions actually occurred on the date assumed, nor is it necessarily indicative of future consolidated results of operations.

    The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements and the related notes thereto contained elsewhere in this report on Form 10-Q.

                                 SOLUTIA INC.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                             THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                                          -------------------------------------------
                                                                                                PRO FORMA
                                                                          HISTORICAL   ------------------------------
                                                                            SOLUTIA    ADJUSTMENTS            SOLUTIA
                                                                          ----------   -----------            -------

NET SALES.............................................................       $ 749                              $ 749

Cost of Goods Sold....................................................         576                                576
                                                                             -----                              -----

GROSS PROFIT..........................................................         173                                173

Marketing, administrative, and technological expenses.................          85           3  <FB>               95

                                                                                             7  <FE>
                                                                             -----      ------                  -----

OPERATING INCOME......................................................          88         (10)                    78

Interest Expense......................................................         (10)         (6) <FF>              (16)

Other Income (Expense)--Net...........................................          12                                 12
                                                                             -----      ------                  -----

INCOME BEFORE INCOME TAXES............................................          90         (16)                    74

Income Taxes..........................................................          34          (6) <FG>               28
                                                                             -----      ------                  -----

NET INCOME............................................................       $  56      $  (10)                 $  46
                                                                             =====      ======                  =====

EARNINGS PER SHARE....................................................       $0.44      $(0.07)                 $0.37
                                                                             =====      ======                  =====

Weighted average equivalent shares....................................                                          122.7
                                                                                                                =====

See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.

                                 SOLUTIA INC.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                            NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                        -------------------------------------------
                                                                                                PRO FORMA
                                                                        HISTORICAL    -----------------------------
                                                                          SOLUTIA     ADJUSTMENTS           SOLUTIA
                                                                        ----------    -----------           -------

NET SALES.............................................................   $   2,238   $      (9) <FA>       $   2,229

Cost of Goods Sold....................................................       1,700          (1) <FB>           1,697

                                                                                             1  <FC>

                                                                                            (3) <FD>
                                                                         ---------   ---------             ---------

GROSS PROFIT..........................................................         538          (6)                  532

Marketing, administrative, and technological expenses.................         258          14  <FB>             288

                                                                                            (9) <FD>

                                                                                            25  <FE>
                                                                         ---------   ---------             ---------

OPERATING INCOME......................................................         280         (36)                  244

Interest Expense......................................................         (31)        (19) <FF>             (50)

Other Income (Expense)--Net...........................................          34                                34
                                                                         ---------   ---------             ---------

INCOME BEFORE INCOME TAXES............................................         283         (55)                  228

Income Taxes..........................................................         100         (20) <FG>              80
                                                                         ---------   ---------             ---------

NET INCOME............................................................   $     183   $     (35)            $     148
                                                                         =========   =========             =========

EARNINGS PER SHARE....................................................   $    1.49   $   (0.28)            $    1.21
                                                                         =========   =========             =========

Weighted average equivalent shares....................................                                         122.7
                                                                                                           =========

See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.


NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

<FC>       To record the estimated effect of transactions with the venture formed for the mining of phosphate rock and the production of elemental phosphorus (the "P4 Joint Venture") formed by Monsanto in conjunction with the Spinoff. In connection with the Spinoff, Monsanto contributed a 40% interest in the P4 Joint Venture to the Company. The amounts reflect assumed payments from the Company to Monsanto of $2 million for the nine months ended
           September 30, 1997 for premiums related to production taken over certain specified levels.
           This amount is offset by assumed accrued income for option fee payments from Monsanto to the
           Company for the nine months ended September 30, 1997 of $1 million. Estimates of the premium payments and option fees for the third quarter of 1997 were not significant.

<FD>       To reverse the historical Monsanto corporate expense allocation to the Company because the
           Company is no longer subject to the allocation of corporate expenses from Monsanto following the Spinoff. The allocated corporate expenses include, among other items, executive administration, Monsanto's business and organizational development initiatives, and the cost of corporate incentives. For purposes of the historical financial statements, such expenses were allocated on the basis of the net capital employed by the businesses contributed by
           Monsanto to Solutia in the Spinoff. For the nine months ended September 30, 1997, $12 million of such expenses were allocated to the Company. As further discussed in Note 4 of "Notes to
           Consolidated Financial Statements," the allocation of such expenses was discontinued in the second quarter of 1997.

<FE>       Because the Company is no longer subject to the allocation of corporate expenses from
           Monsanto, a pro forma adjustment was made to record estimated general corporate costs that the Company believes it would have incurred had the Company been a separate public company for the periods presented.

<FF>       To record additional interest expense as a result of the Company's assumption of debt from
           Monsanto and the borrowings of the Offering.

<FG>       To record the estimated provision for income tax as a result of the pro forma adjustments referred to in Notes (A) through (F) above at an estimated combined U.S. federal and state income tax rate of 36%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--THIRD QUARTER 1997 COMPARED WITH THE THIRD QUARTER 1996

    Net sales for the quarter declined slightly when compared with net sales in the third quarter of 1996. The decline was primarily the result of lower sales volumes for carpet fibers, principally because of lower sales into the residential carpet market. The effect of lower carpet fiber sales was partially offset by higher sales volumes of Acrilan(R) acrylic fiber because of high domestic demand in the upholstery and apparel markets. In addition, higher sales volumes of industrial nylon fibers helped to mitigate the overall sales decline for the quarter.

    Operating income for Solutia during the quarter decreased $8 million, or 8 percent, from the third quarter of 1996 to $88 million. The decrease in operating income can be attributed primarily to higher raw material and manufacturing costs, combined with the effects of the lower sales volumes discussed above. Higher raw material costs were driven by higher propylene, cyclohexane and natural gas prices. With the exception of propylene costs, near-term raw material price reductions are not anticipated. Higher manufacturing costs resulted from downtime for maintenance and upgrade projects, as well as startup costs associated with a new production process in the industrial nylon fibers business, and a capacity expansion project in the nylon plastics & polymers business. The decrease in operating income was partially offset by the effects of lower marketing and administrative expenses. The decrease in administrative expenses can be attributed primarily to cost savings realized through restructuring actions taken last year. The timing of expenditures and reduced spending on certain programs resulted in lower marketing expenses for the quarter.

    The increase in "Other Income (Expense)--Net" was principally the result of higher earnings from equity affiliates.

RESULTS OF OPERATIONS--FIRST NINE MONTHS 1997 COMPARED WITH FIRST NINE MONTHS
1996

    For the nine months ended September 30, 1997, Solutia's net sales of $2,238 million increased $31 million, or 1 percent, as compared with the same period in 1996. Approximately $23 million of the increase can be attributed to higher sales volumes and an improved sales mix, with the remainder of the increase attributable to higher average selling prices. The sales increase was driven by increased demand and was principally the result of higher sales volumes of intermediates, nylon plastics & polymers, as well as higher sales volumes of Saflex(R) plastic interlayer. The sales increase was partially offset by lower sales volumes for carpet fibers, principally because of lower sales into the residential carpet market. Combined sales of the other business units for the first nine months of 1997 were essentially even with sales in the same period of 1996.

    Solutia's operating income for the first nine months of 1997 increased $66 million, or 31 percent, versus the first nine months of 1996. However, as further discussed in Note 2 of "Notes to Consolidated Financial Statements," operating income for the first nine months of 1997 includes $10 million of pretax charges associated with the adoption of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 96-1 for environmental reserves at operating locations. In addition, as further described in Notes 6 and 7 of "Notes to Consolidated Financial Statements," operating income in the first nine months of 1997 reflects a pretax charge of $10 million for environmental-related litigation at the Brio Superfund site, as well as $8 million in reversals of excess restructuring reserves from prior years. If the net effect of these items was excluded, operating income in the first nine months of 1997 would have increased 36 percent compared with the same period last year. Lower administrative and marketing expenses, combined with the effect of increased sales described above all contributed to the significant increase in operating income. The decrease in administrative expenses can be attributed primarily to cost savings realized through restructuring actions taken last year and lower allocations related to the Monsanto's business and organizational development initiatives. The timing of expenditures and reduced spending on certain programs resulted in lower marketing expenses for the period.

    The increase in "Other Income (Expense)--Net" was principally the result of higher earnings from equity affiliates.

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

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. With the adoption of SFAS No. 131, the Company will expand its disclosure to include three segments; Chemicals, Fibers, and Polymers & Resins, which will represent approximately 32 percent, 33 percent, and 35 percent of revenue, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Solutia's working capital at September 30, 1997 increased to $473 million from $121 million at December 31, 1996, primarily because of increases in cash, receivables and prepaid expenses, combined with lower accrued liabilities. The decrease in accrued liabilities was attributed to lower accruals for wages and benefits and a reduction in restructuring reserves.

    Effective with the Spinoff on September 1, 1997, Solutia assumed $1.029 billion of debt from Monsanto, primarily assumable commercial paper. The assumable commercial paper was guaranteed by Monsanto until repaid or refinanced by Solutia at maturity, which was up to 30 days following the Spinoff.

    On August 14, 1997, Solutia entered into a total of $1.2 billion in revolving credit facilities with a syndicate of banks to support its commercial paper. The credit facilities are also available for working capital and other general corporate purposes. See Note 8 of "Notes to Consolidated Financial Statements."

    The credit agreements contain various covenants, which among other things, restrict the ability of Solutia to merge with another entity, to create liens against assets, or to amend, cancel or terminate agreements entered into with Monsanto to effect the Spinoff. These credit agreements also require Solutia to meet certain leverage and interest coverage ratios.

    On October 21, 1997, Solutia consummated the sale of $150,000,000 aggregate principal amount of the Company's 6.50% Notes due 2002, $300,000,000 aggregate principal amount of the Company's 7.375% Debentures due 2027, and $150,000,000 aggregate principal amount of the Company's 6.72% Debentures due 2037 (the "Offerings"). The proceeds of the Offerings were used to refinance a portion of the Company's commercial paper when it became due. Subject to the level of future cash flows, the Company intends to refinance its remaining commercial paper on a long-term basis.

    On September 3, 1997, the Company's board of directors authorized the purchase of up to 5 million shares of Company Common Stock for general corporate purposes. The Company currently plans to complete these purchases over the next 18 months.

    The Company believes that its cash flow from operations, supplemented by periodic additional borrowings, provides it with sufficient resources to finance operations and planned capital needs.

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company filed a Registration Statement on Form S-1, File No. 333-36355 (the "Registration Statement"), to register the following debt securities:
$150,000,000 principal amount of 6.50% Notes due 2002, $300,000,000 principal amount of 7.375% Debentures due 2027, and $150,000,000 principal amount of 6.72% Debentures due 2037. The Securities and Exchange Commission declared the Registration Statement, as amended, effective on October 15, 1997. The managing underwriter of these offerings was Goldman, Sachs & Co. The offering date was October 16, 1997. The aggregate offering prices and the amounts sold were as follows:

        6.50% Notes due 2002.............................  $149,506,500

        7.375% Debentures due 2027.......................  $297,663,000

        6.72% Debentures due 2037........................  $149,964,000

    Since the Registration Statement was declared effective after the period ending September 30, 1997, the expenses incurred in connection with the offerings and the use of the net offering proceeds will, pursuant to Item 701 of Regulation S-K, be reported in the Company's Form 10-K for the period ending December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 16 of this report.

    (b) Reports on Form 8-K during the quarter ended September 30, 1997:

        A Form 8-K as of August 14, 1997, was filed by the Company regarding its change of name from Queeny Chemical Company to Solutia Inc.

        A Form 8-K as of September 1, 1997, was filed by the Company regarding the consummation of its spinoff by Monsanto Company.

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

                                                       SOLUTIA INC.
                                          -------------------------------------
                                                      (Registrant)

                                                      ROGER S. HOARD
                                          -------------------------------------
                                             (Vice President and Controller)
                                           (On behalf of the Registrant and as
                                              Principal Accounting Officer)

Date: November 12, 1997

                                 EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

    EXHIBIT
    NUMBER                                                      DESCRIPTION
    -------                                                     -----------

       2         Omitted--Inapplicable

       3         Omitted--Inapplicable

       4         1. Indenture dated as of October 1, 1997, between Solutia Inc. and The Chase Manhattan Bank, as Trustee

                 2. 6.50% Notes due 2002 in the principal amount of $150,000,000

                 3. 7.375% Debentures due 2027 in the principal amount of $200,000,000

                 4. 7.375% Debentures due 2027 in the principal amount of $100,000,000

                 5. 6.72% Debentures due 2037 in the principal amount of $150,000,000

      10         Omitted--Inapplicable

      11         Omitted--Inapplicable; see Note 9 of "Notes to Consolidated Financial Statements" on page 8.

      15         Omitted--Inapplicable

      18         Omitted--Inapplicable

      19         Omitted--Inapplicable

      22         Omitted--Inapplicable

      23         Consent of Company Counsel

      24         Omitted--Inapplicable

      27         Financial Data Schedule

      99         Omitted--Inapplicable