Form 10-K405
period 1997-12-31
SOLUTIA INC
filed 1998-03-13
CIK 1043382

================================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                            -----------------

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
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

10300 OLIVE BOULEVARD, P.O. BOX 66760, ST. LOUIS, MISSOURI     63166-6760
----------------------------------------------------------     ----------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (314) 674-1000
                                                          --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                               ON WHICH REGISTERED
     -------------------                             ----------------------
$.01 PAR VALUE COMMON STOCK                          NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                      NEW YORK STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                    NONE
                              (TITLE OF CLASS)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. /X/ YES / / NO

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT: APPROXIMATELY $3.2 BILLION AS OF THE CLOSE OF BUSINESS ON FEBRUARY 28, 1998.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 117,024,896 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AT FEBRUARY 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) PORTIONS OF SOLUTIA INC.'S ANNUAL REPORT TO SECURITY HOLDERS FOR THE YEAR DECEMBER 31, 1997 (PART I, PART II, AND PART IV OF FORM 10-K).

(2) PORTIONS OF SOLUTIA INC.'S NOTICE OF ANNUAL MEETING OF STOCKHOLDERS AND PROXY STATEMENT DATED MARCH 11, 1998 (PART III OF FORM 10-K).

================================================================================

    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding the expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive positions, growth opportunities for existing products, benefits from new technology, plans and objectives of management for future operations, and markets for stock of Solutia Inc. (the "Company") are forward-looking statements. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, those set forth below or incorporated by reference herein as well as general economic and business and market conditions, customer acceptance of new products, efficacy of new technology and facilities, changes in U.S. and ex-U.S. laws and regulations, costs or difficulties relating to the establishment of the Company as an independent entity, shortages of raw materials and fuels and increased competitive and/or customer pressure.

                                     PART I

ITEM 1. BUSINESS.

    Solutia Inc. and its subsidiaries produce and market a range of high performance chemical-based materials, including nylon and acrylic fibers and fiber intermediates, Saflex(R) plastic interlayer, phosphorus derivatives, and specialty chemicals. These materials are used by customers to make consumer, household, automotive, and industrial products. Unless otherwise indicated by the context, "Solutia" means Solutia Inc. and consolidated subsidiaries, and the "Company" means Solutia Inc. only.

    Solutia's strategic focus is built on four key technology strengths: polymer chemistry, phosphorus chemistry, fiber technology, and process engineering expertise. These technologies are used in various combinations to create value-added products in three operating segments:

    * CHEMICALS--comprised of the Intermediates, Phosphorus Derivatives and Industrial Products business units;

    * FIBERS--comprised of the Carpet Fibers, Nylon Industrial Fibers and Acrilan(R) Acrylic Fibers business units; and

    * POLYMERS & RESINS--comprised of the Saflex(R) Plastic Interlayer, Nylon Plastics & Polymers, Resins and Polymer Modifiers business units.

    To compete effectively in its markets, Solutia is implementing a strategy which emphasizes the following key elements:

    CORE PRODUCTS AND TECHNOLOGIES: Solutia is focusing on its core products and technologies throughout its ten business units. Solutia will continue to invest in manufacturing technology, product research and technical and marketing support in order to continually improve its cost and quality positions as well as its applications support and technical service.

    AGGRESSIVE COST CONTROLS AND FOCUS ON PROFITABILITY: Over the past several years, Solutia has restructured its product portfolio to exit underperforming businesses. Solutia believes that additional expense reductions can be achieved in manufacturing and administrative functions.

    SELECTED GROWTH INITIATIVES: Solutia intends to develop the growth potential of its core chemistries and technologies through targeted new product introductions, innovations in related fields and selective expansions of its presence in international markets.

    PERFORMANCE INCENTIVES: Solutia is providing incentives for employees to increase cash flow, earnings per share and stockholder value.

    The Company was incorporated in Delaware in April 1997 as a wholly-owned subsidiary of Monsanto Company ("Monsanto"). On or prior to September 1, 1997, the businesses that form Solutia, which previously were wholly owned by Monsanto, were transferred to Solutia. On September 1, 1997 (the "Distribution Date"), Monsanto distributed all of the outstanding shares of common stock of the Company as a dividend to Monsanto stockholders (the "Spinoff"). The distribution resulted in the issuance of one share of Solutia common stock for every five shares of Monsanto common stock held of record as of August 20, 1997. As a result of the Spinoff, on September 1, 1997, Solutia became an independent publicly-held company listed on the New York Stock Exchange, and its operations ceased to be owned by Monsanto. Monsanto and Solutia entered into a number of agreements (the "Distribution Agreement") with respect to the separation of the companies and to provide mechanisms for an orderly transition following the Spinoff.

DESCRIPTION OF PRINCIPAL PRODUCTS AND COMPETITIVE SITUATION

    Set forth below are descriptions of the products in each of Solutia's three segments: Chemicals, Fibers and Polymers & Resins.

    The tabular and narrative information contained in Note 18 of "Notes to Consolidated Financial Statements" appearing on pages 42 through 43 of the 1997 Annual Report is incorporated herein by reference.

CHEMICALS SEGMENT

  INDUSTRIAL PRODUCTS

    Solutia is a leading manufacturer of specialty industrial fluids and lubricants. Its products are widely recognized in their market segments for high performance characteristics which result from proprietary formulations. Substantially all of the products in this business unit are trademarked, and include the following brands: Skydrol(R) hydraulic fluids for aviation; Therminol(R) heat transfer fluids; SkyKleen(TM) aviation solvent; Dequest(R) water treatment chemicals; and Glacier Metalworking Fluids.(TM)

    The Skydrol(R) product line includes fire-resistant hydraulic fluids which are used in more than half of the world's commercial aircraft. A new product, Skydrol(R) 5, was introduced in 1996. It offers a range of enhanced performance characteristics, such as improved thermal stability and reduced weight. The Skydrol(R) brand's major competitor is manufactured by Exxon Corporation ("Exxon").

    Therminol(R) heat transfer fluids are leaders in the worldwide high temperature liquid phase market. These products, used in various types of capital equipment, are known for remaining thermally stable at high temperatures and for their low temperature pumping characteristics. Competitors include The Dow Chemical Company and Nippon Steel Chemical Co., Ltd.

    SkyKleen(TM) aviation solvents are used for their cleaning performance in the assembly of aircraft, original equipment manufacture and repair for both commercial and military markets. SkyKleen(TM) helps reduce volatile organic compound emissions in maintenance shops and parts cleaning operations where volatile solvents like methyl ethyl ketone currently are used. Additional characteristics of this clear liquid include biodegradability, low odor, non-ozone depletion and improved worker safety.

    Dequest(R) water treatment chemicals are used to solve problems in a number of heavy and light industrial applications. These products offer functional properties such as sequestration, scale inhibition and corrosion control. Competing products are marketed by Albright & Wilson plc ("Albright & Wilson") and Bayer Corporation ("Bayer").

    Launched in 1996, Glacier Metalworking Fluids(TM) are the industry's first protein-based fluids designed for machining operations such as grinding, drilling and threading. The fluids are biodegradable and practically non-toxic.

    Solutia's specialty industrial fluids are sold throughout the world, with no single customer accounting for a significant level of sales.

    Industrial Products expects to develop new opportunities in its niche markets by continuing to develop and introduce new products such as Glacier Metalworking Fluids(TM) and by pursuing sales in additional geographic areas such as Asia and Latin America. A joint venture with Jiangsu Chemical Pesticide Group in Suzhou, China, manufactures Therminol(R) heat transfer fluids.

    Industrial Products relies on a number of raw materials such as benzene and phenol, most of which are purchased from a number of suppliers.

  INTERMEDIATES

    Intermediates manufactures more than three dozen "building block" chemicals which are used by Solutia and other companies to make a wide variety of finished products. Intermediates' product lines include nylon intermediates, sold to a number of fibers and plastics manufacturers worldwide; chlorobenzenes, used in applications such as rubber chemicals, pigments, antioxidants, herbicides, solvents and resins; and other intermediates which are used to produce fertilizers, detergents and animal feed supplements.

    Intermediates relies on aggressive cost control, exceptional product quality, world-class manufacturing scale and proprietary manufacturing technology to drive its competitive success. Its strategy is to support the competitiveness of other Solutia products by achieving the low-cost position on their critical "building block" chemicals and to pursue profitable external sales of these products. Intermediates has achieved a leading position in nylon intermediates through a combination of proprietary technology and scale.

    Intermediates obtains its key raw materials, including natural gas, cyclohexane, propylene, benzene and chlorine, from a number of suppliers.

    To meet internal demand and address external sales opportunities, Intermediates is planning an expansion of its acrylonitrile manufacturing capacity, which is expected to reduce its manufacturing costs. See "Item 2. PROPERTIES."

    The majority of the production of Intermediates is used internally, with most of the external sales made to a limited number of customers. In some product lines, external sales are dependent on a major customer. However, in each of these cases, sales to internal customers account for the majority of the business unit's production capacity.

    Competitors vary by product line and by world region and include Asahi Chemical Industry Co., Ltd., E.I. du Pont de Nemours and Company ("DuPont"), BASF AG ("BASF") and Rhodia, the chemicals subsidiary of Rhone-Poulenc S.A. ("Rhodia").

  PHOSPHORUS DERIVATIVES

    Solutia has developed an extensive franchise in phosphorus chemistry and is recognized as a world leader in developing and marketing applications for phosphorus chemistry. Solutia is a low-cost producer of phosphorus-based chemicals, and most of its product technologies are proprietary. It also has a joint venture in Brazil using purified wet acid technology to produce many of these products. Solutia manufactures products for a wide range of industries:

    FOOD AND BEVERAGE. Its phosphates are used in many food products to improve texture, appearance and flavor. Branded products include Levn-Lite(R), Pan-O-Lite(R) and Leverage(R) brand leavening agents, used in baking; Nutrifos(R) sodium tripolyphosphate, used in meat and poultry processing; and Katch(TM) phosphate, used to extend the shelf life of fish products.

    PERSONAL CARE PRODUCTS. Major toothpaste manufacturers around the world rely on Solutia's oral care phosphates to improve the performance of their products. Solutia has been a leader in the development of dentifrice agents which are used to control tartar and to polish and whiten teeth.

    SPECIALTY CHEMICALS. Solutia manufactures a number of phosphorus-based intermediates which serve as key ingredients in oil additives, pesticides and mining chemicals. Solutia also offers high-purity phosphoric acid, used as a building block in the manufacture of high-purity phosphate salts.

    INDUSTRIAL CLEANERS AND FIRE RETARDANTS. Solutia provides specialized cleaning ingredients for commercial laundries, restaurant and hospital dishwashing systems and vehicle wash facilities. Solutia also makes and sells Phos-Chek(R) fire fighting agent, used in aerial spraying to control forest fires and wildfires.

    ELEMENTAL PHOSPHORUS. Solutia also offers for sale elemental phosphorus sourced from the Company's P4 joint venture with Monsanto.

    The primary competitors for Phosphorus Derivatives are FMC Corporation, Albright & Wilson and Rhodia. The business unit's primary raw material is elemental phosphorus, which is mined and processed in Soda Springs, Idaho, at facilities which are jointly owned by the Company and Monsanto through the P4 joint venture. See "Principal Equity Affiliates."

FIBERS SEGMENT

  ACRILAN(R) ACRYLIC FIBERS

    Solutia is the largest producer of acrylic fiber in North America. It manufactures and markets a full line of commodity and specialty grades of this fiber, which is used to make finished products such as apparel, craft yarns, upholstery fabrics, and brake fibers.

    Solutia's Acrilan(R) trademark is widely recognized in the industry, as are the following brand names which are used to identify products made with Acrilan(R) acrylic fibers: Wear-Dated(R) upholstery; Duraspun(R) fibers; The Smart Yarns(R) fibers (for socks); and Wintuk(R), Sayelle(R) and Bounce-Back(R) fibers (for craft yarn).

    The principal competitor for acrylic fiber in North America is Sterling Chemicals, Inc. Competitors worldwide include MonteFibre S.p.A. (Italy), AKSA Akrilik Kimya Sanayii A.S. (Turkey), Courtalds plc (United Kingdom) and Mitsubishi Chemicals Corporation (Japan). Acrylic fiber also competes against other fibers such as cotton and polyester.

    The primary raw material for acrylic fiber is acrylonitrile, which is produced internally by Intermediates and supplemented with external purchases.

    There are a variety of differentiated Acrilan(R) brand products, including producer-colored fiber, pigmented UV resistant fibers, bi-component Bounce-Back(R) fibers, Duraspun(R) abrasion-resistant fibers and technical fibers used in friction applications, as well as precursor chemicals for carbon fibers. These products--and the opportunity to develop sales in other parts of the Western Hemisphere--represent the business unit's best opportunity for growth. In addition, Solutia generates significant income from the licensing of its proprietary wet spinning acrylic technology, primarily in Asian markets.

  CARPET FIBERS

    Solutia is the world's largest producer of nylon staple fiber and a major supplier of nylon bulk continuous filament ("BCF") to the carpet industry in North America. Its products are used by carpet mills in the residential market (new construction and replacement), the contract market (offices, hotels, restaurants, retail and institutions) and the rug market. Its product portfolio includes nylon 6,6 staple, BCF and acrylic staple fibers--offering carpet mills a wide range of performance and styling characteristics.

    Solutia's products are marketed under two of the industry's most respected brand names: Wear-Dated(R) carpets for the residential market and Ultron(R) VIP nylon for the contract or commercial market. The Wear-Dated(R) brand is widely recognized by consumers in North America for its guarantee of the finished carpet's outstanding quality and exceptional performance.

    Competitive success is determined by different factors in different segments of the market. Overall, Carpet Fibers benefits from vertical integration with Intermediates. In the residential segment, branded products compete based on technical advances and marketing programs, such as Solutia's warranty offered on Wear-Dated(R) carpets, retailer sales incentives and similar activities.

    In contract markets, the basis for competition is product performance and downstream marketing programs. The Ultron(R) VIP nylon brand offers carpet makers an innovative mix of fiber shapes and sizes that are specifically engineered for features such as soil-hiding ability and extra bulk and cover. Carpet Fibers works closely with the building design community to develop new products which address the contract market's needs. It also sells Ultron(R) SD Solution-Dyed nylon 6,6, which offers superior colorfastness and protection against harsh chemicals, bacterial growth and stains.

    Solutia is introducing Dyenamix(TM) technology, a substantially improved fiber system which permits rich, deep colors and enhances the print clarity of carpets. This proprietary technology is environmentally friendly, while also allowing carpet mills to achieve higher efficiencies and lower dye costs.

    The principal competitors for nylon carpet fiber in the United States are DuPont, AlliedSignal Inc. ("AlliedSignal") and BASF. Solutia and AlliedSignal offer both nylon staple and BCF products, while DuPont and BASF are primarily BCF suppliers. Solutia owns and operates the world's largest integrated nylon manufacturing plant in Pensacola, Florida.

    A majority of Carpet Fibers' sales are generated by a few major customers in the carpet mill industry.

    Carpet Fibers receives almost all of its major raw materials from Intermediates.

  NYLON INDUSTRIAL FIBERS

    Solutia makes and supplies a complete line of industrial-strength nylon 6,6 fibers to a variety of manufacturing customers. Nylon Industrial Fibers' product line features continuous filament nylon 6,6 yarns in thickness ranging from 60 to 2000 deniers. Heavier yarns are used for applications such as bias tires for earth movers, NASA space shuttles, aircraft and trucks; mining conveyor belts; ropes; and cargo slings. Lighter weight yarns are used to make backpacks, ribbons, sewing threads and dental floss. Cost per unit of performance, service (including the ability to tailor the properties of yarns for use in specific applications) and breadth of product line are the major drivers of success in the industrial fibers market. Solutia has built a strong presence in the bias tire and other heavy-denier segments and in industrial sewing threads. Sales to five major tire companies account for about 50% of total Nylon Industrial Fibers volume.

    Solutia recently increased spinning capacity with enhanced spinning technology at its Greenwood, South Carolina plant. This project used proprietary technology (licensed from Toray Industries Inc. ("Toray")) to improve product quality, enhance yarn performance and tenacity and enable Solutia to achieve a low-cost position in key segments of the market, including automotive airbags and high performance tires.

    Nylon Industrial Fibers receives almost all of its major raw materials from Intermediates. Competitors in the United States include DuPont (the market leader) and AlliedSignal.

POLYMERS & RESINS SEGMENT

  NYLON PLASTICS & POLYMERS

    Solutia manufactures and markets a line of Vydyne(R) nylon 6,6 molding resins and extrusion polymers and nylon 6,6 polymers for fiber applications. Vydyne(R) nylon gives plastics molders the ability to provide their products with enhanced performance characteristics, such as heat resistance, chemical resistance and toughness. Vydyne(R) nylon molding resins are used in under-the-hood automotive components, electrical connectors for telephone systems and computers, medical devices and similar applications.

    Product performance, technical service, vertical integration and breadth of product line are the major drivers of success in this market. Nylon Plastics & Polymers relies on nylon 6,6 salt as its primary raw material. This material is produced internally by Intermediates. The business unit's primary competitors are DuPont and the Hoechst Group.

  POLYMER MODIFIERS

    Solutia manufactures and markets a line of polymer modifiers and specialty plasticizers which are used to improve the performance of flooring products, sealants, caulks, adhesives and other goods. Unit brands include Santicizer(R) polymer modifiers and plasticizers, and Santotac MRS(R), a flooring additive.

    Polymer Modifiers is focused on specialty applications, in which technical expertise and processing knowledge can be used to help customers obtain valuable performance attributes in their products (such as flexibility, mar/scratch resistance, stain resistance, enhanced gloss and flame retardance). Competitors vary by product line and include Bayer and Akzo Nobel N.V. ("Akzo Nobel").

    Polymer Modifiers obtains its key raw materials from U.S. and European markets. New products (such as Santotac MRS(R) additives) and geographic expansion (particularly into central Europe and Asia) are expected to be the primary drivers of growth.

  RESINS

    This business unit manufactures and markets a line of specialty resins which are used in the manufacture of products such as thermoset paints and coatings, pressure sensitive adhesives, paper coatings and plastic products, among others. Brands include Resimene(R) amino crosslinkers, Gelva(R) pressure sensitive adhesives, Santosol(R) solvents, Scripset(R) resins for paper sizing, Butvar(R) specialty binders, Modaflow(R) flow and leveling agents, Clear Pass(R) spray control systems and other fabricated products.

    Resins provides technical expertise to help customers obtain value-added performance characteristics. Major competitors vary by product line and include Cytec Industries, Inc. (coatings and surface size); National Starch and Chemical Co. and Ashland Inc. (solution acrylic adhesives); Rohm and Haas Company and Air Products and Chemicals, Inc. (emulsion water-based adhesives); and DuPont (solvents which have improved environmental characteristics).

    Resins relies on a number of commodity chemicals as raw materials, all of which are readily available. New products (such as di-methyl esters, a solvent with improved environmental characteristics) and geographic expansion (particularly into Europe, Latin America and Asia) are expected to be the primary drivers of growth.

  SAFLEX(R) PLASTIC INTERLAYER

    Solutia is the world's largest producer of polyvinyl butyral ("PVB"), a plastic interlayer used in the manufacture of laminated glass for automotive and architectural applications. The business unit's product is marketed under the Saflex(R), Saflex SV(R) (superior value) and KeepSafe(R) (for residential security windows) trademarks. In 1997, Saflex(R) Plastic Interlayer began commercializing a patented, reformulated product which is designed to provide superior processing and application performance. Continued business development will be driven by the introduction of the reformulated PVB product, by increased penetration of geographic markets (especially Asia) and by the creation of new primary demand for PVB in laminated glass worldwide. A Saflex(R) interlayer finishing plant began operation in Singapore in early 1998.

    Six customers account for 65% to 70% of total sales of Saflex(R) products worldwide. Saflex(R) Plastic Interlayer relies on vinyl acetate monomer, polyvinyl alcohol and butanol as raw materials, all of which are readily available in the U.S. and European markets. Sales volumes are influenced by shifts in automotive production and commercial building construction, which are cyclical businesses. The principal competitor in the manufacture of PVB is DuPont.

PRINCIPAL EQUITY AFFILIATES

    Solutia participates in a number of joint ventures in which it shares management control with other companies. Solutia's equity earnings from affiliates were $31 million, $21 million and $15 million in 1997, 1996 and 1995, respectively. Principal joint ventures include Flexsys, L.P. ("Flexsys"), Advanced Elastomer Systems, L.P. ("A.E.S.") and the P4 joint venture.

    The Flexsys joint venture, headquartered in Belgium, is the world's leading supplier of process chemicals to the rubber industry. Its product line includes a number of branded accelerators (Santocure(R), Thiofide(R), Thiotax(R)), pre-vulcanization inhibitors (Santogard(R)), antidegradants and antioxidants (Flectol(R), Santowhite(R)), and insoluble sulphur (Crystex(R)). Flexsys is a 50/50 joint venture between the Company and Akzo Nobel.

    A.E.S., headquartered in the United States, produces and sells thermoplastic elastomers--materials that combine the processability of thermoplastic and the functional performance of thermoset rubber products. The joint venture's product lines include Santoprene(R) thermoplastic rubber and Vistaflex(R) thermoplastic elastomer. A.E.S. is a 50/50 joint venture between Solutia and Exxon.

    The P4 joint venture was formed in conjunction with the Spinoff. Monsanto formed this venture for the mining of phosphate rock and the production of elemental phosphorus and contributed a 40% interest in the venture to Solutia, retaining the remaining 60% interest, thereby forming the P4 joint venture. The elemental phosphorus production facilities are located at Soda Springs, Idaho, and are operated by Solutia under an operating agreement with the P4 joint venture. The elemental phosphorus produced by the P4 joint venture is sold to both Monsanto and Solutia generally at cost with certain adjustments to reflect ownership. Monsanto has priority for a certain percentage of the production volume. Monsanto uses the elemental phosphorus as a raw material in the manufacture of herbicides (including Monsanto's Roundup(R) brand). Solutia uses the elemental phosphorus as a raw material in the manufacture of phosphorus derivatives, which Solutia then sells, and it sells the elemental phosphorus to other users. In the event of a change of control of Solutia or the sale of the phosphorus derivative business (including Solutia's interest in the P4 joint venture), Monsanto has an option to acquire Solutia's interest in the P4 joint venture at the then book value. Monsanto is paying Solutia an annual fee in consideration of this option.

SALE OF PRODUCTS

    Solutia's products are sold directly to end users in various industries, and to wholesalers, principally by Solutia's own sales force. Solutia's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis. Inventories of finished goods, goods in process and raw materials are maintained to meet customer requirements and Solutia's scheduled production. In general, Solutia does not manufacture its products against a backlog of firm orders; production is geared to the level of incoming orders and to projections of future demand. Solutia generally is not dependent upon one or a group of customers, and it has no material contracts with the government of the United States, or any U.S., state or local, or foreign government. In general, Solutia's sales are not subject to seasonality.

RAW MATERIALS AND ENERGY RESOURCES

    Solutia is a significant purchaser of basic, commodity raw materials, including propylene, cyclohexane, benzene and natural gas. Major requirements for key raw materials and fuels are typically purchased pursuant to long-term contracts. Solutia is not dependent on any one supplier for a material amount of its raw materials or fuel requirements, but certain important raw materials are obtained from a few major suppliers. In general, where Solutia has limited sources of raw materials, it has developed contingency plans to minimize the effect of any interruption or reduction in supply. Information regarding specific raw materials is provided under "Description of Principal Products and Competitive Situation."

    While temporary shortages of raw materials and fuels may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuing availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic and world market and political conditions, as well as to the direct or indirect effect of U.S. and other countries' government regulations. The impact of any future raw material and energy shortages on Solutia's business as a whole or in specific world areas cannot be accurately predicted. Operations and products may, at times, be adversely affected by legislation, shortages or international or domestic events.

PATENTS AND TRADEMARKS

    Solutia owns a large number of patents which relate to a wide variety of products and processes, has pending a substantial number of patent applications, and is licensed under a small number of patents owned by others. Solutia owns a considerable number of established trademarks in many countries under which it markets its products. Such patents and trademarks in the aggregate are of material importance in the operations of Solutia and to each of its Chemicals, Fibers, and Polymers & Resins segments.

COMPETITION

    Solutia encounters substantial competition with respect to each of its product lines. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both U.S. and ex-U.S. markets. Depending on the product involved, various types of competition are encountered, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, Solutia regards its principal product groups to be competitive with many other products of other producers and believes that it is an important producer of many such product groups. For information regarding competition in specific markets, see "Description of Principal Products and Competitive Situation."

RESEARCH AND DEVELOPMENT

    Research and development constitute an important part of Solutia's activities. In recent years, Solutia's research and development expenses amounted to approximately 2.4% of sales on average, or $60 million, $81 million and $77 million in 1997, 1996 and 1995, respectively. Solutia focuses its research and development expenditures on process improvements and select product development.

    Solutia actively pursues technologies from around the world that are expected to bring value to its business. Recent examples include new technology for converting benzene to phenol, which was licensed from Boreskov Institute of Catalysis in Russia, and which Solutia is actively seeking to license to third parties; and nylon industrial spinning technology, licensed from Toray in Japan. Solutia is actively licensing technologies to other firms, such as acrylic fiber spinning, acrylonitrile manufacturing and others.

ENVIRONMENTAL MATTERS

    The narrative information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters" on pages 23 through 25 of the 1997 Annual Report is incorporated herein by reference.

EMPLOYEE RELATIONS

    As of December 31, 1997, Solutia had approximately 8,800 employees worldwide. Satisfactory relations have prevailed between Solutia and its employees. Solutia uses self-directed work teams, incentive programs and other initiatives to keep employees actively involved in the success of the business. Substantially all of Solutia's employees have options to purchase Company Common Stock. Approximately 20% of Solutia's workforce is represented by various labor unions.

INTERNATIONAL OPERATIONS

    Solutia and affiliated companies are engaged in manufacturing, sales and research and development in areas outside the United States, including Europe, Canada, Latin America and Asia. Approximately one-third of Solutia's overall 1997 sales were made into markets outside the United States. Operations outside the United States are potentially subject to a number of risks and limitations which are not present in domestic operations, including fluctuations in currency values, trade restrictions, investment regulations, governmental instability and other potentially detrimental governmental practices or policies affecting companies doing business abroad. Solutia's Chemicals and Polymers & Resins segments are particularly dependent upon their international operations. Approximately one-third and one-half of their 1997 sales, respectively, were made into markets outside of the United States.

ITEM 2. PROPERTIES.

    The general offices of the Company are located in St. Louis County, Missouri in premises leased from Monsanto. Solutia also has research laboratories, research centers and manufacturing locations worldwide. In addition to the general offices, Solutia has the following principal facilities all of which are owned:


Plant Site                           Business Units Served
----------                           ---------------------
Anniston, Alabama..................  Industrial Products

Augusta, Georgia...................  Phosphorus Derivatives

Carondelet (St. Louis, Missouri)...  Phosphorus Derivatives

Chocolate Bayou (Alvin, Texas).....  Industrial Products, Intermediates

Decatur, Alabama...................  Acrilan(R) Acrylic Fiber, Intermediates, Research Center



Plant Site                           Business Units Served
----------                           ---------------------
Delaware River (Bridgeport, New
  Jersey)..........................  Industrial Products, Intermediates, Polymer Modifiers

Foley, Alabama.....................  Carpet Fibers, Nylon Plastics & Polymers

Ghent, Belgium.....................  Resins, Saflex(R) Plastic Interlayer

Greenwood, South Carolina..........  Carpet Fibers, Nylon Industrial Fibers, Intermediates, Nylon
                                     Plastics & Polymers

Indian Orchard (Springfield,
  Massachusetts)...................  Research Center, Resins, Saflex(R) Plastic Interlayer

Krummrich (Sauget, Illinois).......  Intermediates, Phosphorus Derivatives

LaSalle, Canada....................  Polymer Modifiers, Resins

Newport, Wales (U.K.)..............  Industrial Products, Polymer Modifiers, Resins

Pensacola, Florida.................  Carpet Fibers, Nylon Industrial Fibers, Intermediates, Nylon
                                     Plastics & Polymers, Research Center

Queeny (St. Louis, Missouri).......  Industrial Products, Polymer Modifiers, Resins

Trenton, Michigan..................  Phosphorus Derivatives, Resins, Saflex(R) Plastic Interlayer

Westport (St. Louis, Missouri).....  Resins

    Solutia also owns certain buildings and production equipment, and leases the underlying real estate, used to produce products for the indicated business units at the following Monsanto sites:


Plant Site                                                       Business Units Served
----------                                                       ---------------------
Antwerp, Belgium...............................................  Industrial Products, Polymer Modifiers, Saflex(R) Plastic
                                                                 Interlayer

Luling, Louisiana..............................................  Intermediates

Sao Jose dos Campos, Brazil....................................  Industrial Products, Phosphorus Derivatives, Saflex(R) Plastic
                                                                 Interlayer

    Monsanto and Solutia have entered into certain operating agreements, including master operating agreements (the "Operating Agreements") with respect to each of the three facilities listed above and Chocolate Bayou in Alvin, Texas. Under these Operating Agreements, Solutia is the guest (the "Guest") and Monsanto is the operator (the "Operator") at all of the facilities except the Chocolate Bayou facility, at which Monsanto is the Guest and Solutia is the Operator. Pursuant to each of the Operating Agreements, the Operator, as an independent contractor, provides, or arranges for the provision of, such production, utility and certain ancillary services as are reasonably necessary or required for the Guest's production operations at the facility, and the Operator leases to the Guest the real property at the facility that is used in connection with the Guest's production operations. The Guest is required to pay all direct and indirect costs incurred by the Operator in the performance or supply of such services, plus an agreed upon return on the net capital employed in connection with the respective Operating Agreement. The Guest owns the production assets related to its operations at the facility.

    Unless terminated earlier by either party thereto in accordance with the terms of the Operating Agreements, the initial term of each of the Operating Agreements is 20 years. After the initial term, the Operating Agreements continue indefinitely unless and until terminated by either party upon at least 24 months' prior written notice. Each of the Operating Agreements also provides that, under certain circumstances, either the Operator or the Guest may terminate the Operating Agreement prior to the expiration of its initial term.

    The Operating Agreements contain provisions requiring the Guest to indemnify the Operator for all losses (other than environmental liabilities) arising out of the operation of the facility or the provision of services, except to the extent that such losses are caused by the Operator's willful misconduct or fraud. The Operating Agreements also apportion certain environmental liabilities.

    Solutia operates several facilities for third parties in addition to Monsanto, principally within the Chocolate Bayou, Krummrich and Pensacola sites, under long-term lease and operating agreements.

    Solutia's principal plants are suitable and adequate for their use. Utilization of these facilities may vary with seasonal, economic and other business conditions, but none of the principal plants is substantially idle. The facilities generally have sufficient capacity for existing needs and expected near-term growth.

    Solutia plans to undertake four large construction projects during 1998 and 1999 for expansion in its Intermediates unit. These construction projects include a world-scale acrylonitrile production facility at Chocolate Bayou which employs Solutia's proprietary catalyst system and is expected to be capable of producing in excess of 500 million pounds annually. Solutia has agreements with customers who will participate in this project including Bayer, Novus International Inc., and a leading Japanese chemical company. The other projects include two projects at the Pensacola, Florida site to produce intermediates in the nylon manufacturing process, one a phenol production facility and the other a phenol processing facility; and an adiponitrile production facility at the Decatur, Alabama site. These projects will require the Company to manage more engineering and construction activity than it has had to supervise in recent years.

    Solutia is an active participant in the safety and health Voluntary Protection Program ("VPP") administered by OSHA for sites in the U.S., and implemented by Solutia for sites outside the U.S. Currently, 10 Solutia sites in the U.S. qualify for the VPP "Star" designation, a rating designating full compliance, and two European sites have achieved similar standards under comparable local programs.

ITEM 3. LEGAL PROCEEDINGS.

    At the time of the Spinoff, the Company assumed from Monsanto, pursuant to the Distribution Agreement, liabilities related to specified legal proceedings. As a result, although Monsanto remains the named defendant, the Company will manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from such litigation. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. While the results of litigation cannot be predicted with certainty, Solutia does not believe these matters or their ultimate disposition will have a material adverse effect on Solutia's combined financial position, profitability or liquidity in any one year, as applicable. The following describes certain proceedings to which Monsanto is a party and for which the Company assumed any liabilities as of the Distribution Date pursuant to the Distribution Agreement.

    On April 12, 1985, Monsanto was named as a defendant in Alanis et al. v. Farm & Home Savings, et al., filed in the District Court in Harris County, Texas, the first of a number of lawsuits in which plaintiffs claim injuries resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. Monsanto is one of a number of companies that has sold materials to the chemical reprocessor at that site. Currently pending are the following matters: (1) Monsanto is one of a number of defendants in five cases brought in Harris County District Court or the United States District Court for the Southern District of Texas on behalf of 131 plaintiffs who owned homes or lived in subdivisions near the Brio site, attended school near the site or used nearby recreational baseball fields. Plaintiffs claim to have suffered various personal injuries and fear future disease; they assert the need for medical monitoring, and, in the case of the homeowners, claim property damage. In addition to their claims of personal injury, four plaintiffs in one of these cases allege business losses. Plaintiffs seek compensatory and punitive damages in an unspecified amount. Plaintiffs in one additional case brought on behalf of 20 individuals who owned property along Clear Creek downstream from the Brio site have agreed to settle their claims against Monsanto for $150,000. (2) Monsanto is one of a number of defendants in two actions brought in Harris County District Court and one action brought in Galveston County District Court on behalf of 429 plaintiffs, who are former employees of the owners/operators of the Brio site, and members of the employees' families or persons who worked near the Brio site. Plaintiffs in one of these actions also owned homes or lived in subdivisions near the site, attended schools near the site or used nearby recreational ball fields. Plaintiffs claim physical and emotional injury and seek compensatory and punitive damages in an unspecified amount. The Company believes that there are meritorious defenses to all of these lawsuits including lack of proximate cause, lack of negligent or other improper conduct on the part of Monsanto, and negligence of plaintiffs (or their parents) and/or of builders and developers of the Southbend subdivision. These actions are being vigorously defended.

    On November 15, 1993, Monsanto was named as a defendant in Dyer et al. v. Monsanto Company, et al., filed in the Circuit Court in St. Clair County, Alabama, the first of a number of lawsuits in which plaintiffs claim to have sustained personal injuries or property damage as a result of the discharge of hazardous substances, including polychlorinated biphenyls
("PCBs"), from its Anniston, Alabama, plant site. The following matters are currently pending: (1) Monsanto is a defendant in a case pending in Circuit Court in St. Clair County, Alabama which has been certified as a class action on behalf of all property owners in a specified area along waterways near the plant. Monsanto is a defendant in an additional action filed in Circuit Court in Shelby County, Alabama on behalf of a purported class of property owners farther downstream along this waterway. Plaintiffs in both actions claim loss in the value of their property. Plaintiffs in the Shelby County action additionally claim increased risk of illness, emotional distress and the need for medical monitoring. Plaintiffs seek compensatory and punitive damages in an unspecified amount. (2) Monsanto is a defendant in 12 additional cases brought in Circuit Court in Calhoun County, Circuit Court in St. Clair County, Circuit Court in Taladega County or in U.S. District Court in the Northern District of Alabama on behalf of 2,580 individual plaintiffs who own or rent homes or own or operate businesses near the plant or along waterways near the plant or who attend churches near the plant. An additional case has been filed in Circuit Court in Calhoun County by one of the churches near the plant. The individual plaintiffs claim to have suffered various personal injuries and fear future disease; they assert the need for medical monitoring and claim to have suffered loss in the value of their property or commercial injury. They seek compensatory and punitive damages of $3 million or in unspecified amounts for each individual, and $20 million for the church. (3) Monsanto was a defendant in an action brought in U.S. District Court in the Northern District of Alabama pursuant to the Resource Conservation and Recovery Act Section 7002(a) (1) (B) on behalf of four individuals who are plaintiffs in one of the suits pending in Circuit Court in Calhoun County. Plaintiffs sought an order enjoining Monsanto from continuing to handle improperly hazardous waste from the Anniston plant, directing Monsanto immediately to remove all PCBs released from the plant and granting plaintiffs their costs of suit, including attorney and expert witness fees. On February 13, 1998, the Court granted plaintiffs' motion to dismiss the case without prejudice to its refiling at a later date. The Company believes that there are meritorious defenses to all these matters, including lack of any physical injury or property damage to plaintiffs, lack of any imminent or substantial endangerment to health or the environment and lack of negligence or improper conduct on Monsanto's part. These actions are being vigorously defended.

    During the fourth quarter of 1997, the Florida Department of Environmental Protection ("FDEP") and the Company began discussions related to allegations of violations of state air pollution standards and air permits. The alleged violations related to operations at the Company's facility located in Pensacola, Florida. Without admitting the allegations, the Company negotiated an administrative consent order with the FDEP. The Company has agreed to pay an administrative penalty of $207,375 to the FDEP and to perform certain corrective actions at the facility.

RISK MANAGEMENT

    Solutia has evaluated risk retention and insurance levels for product liability, property damage and other potential areas of risk. Solutia will continue to devote significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk to retain based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk retention which it has implemented are consistent with those of other companies in the chemical industry. There can be no assurance that Solutia will not incur losses beyond the limits, or outside the coverage, of its insurance. Solutia's combined financial position, profitability and liquidity are not expected to be affected materially by the levels of risk retention that it accepts.

    Under the Distribution Agreement, Solutia is entitled to the benefit of liability insurance coverage under certain Monsanto policies, to the extent such coverage existed and coverage limits are not exhausted, for claims for which it is assuming responsibility. Such insurance coverage generally will be shared with Monsanto for other liabilities existing prior to the Distribution Date which Monsanto has retained, on an as available basis, without allocation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The narrative and tabular information regarding the market for the Company's common equity and related stockholder matters appearing under "Financial Summary" on page 45 and "Shareholder Information--Stock Listing" on the inside back cover of the 1997 Annual Report is incorporated herein by reference.

    As reported in the Company's Form 10-Q for the period ending September 30, 1997, the Company filed a Registration Statement on Form S-1, File No. 333-36355 (the "Registration Statement"), to register certain debt securities (the
"Debt Securities"). The Securities and Exchange Commission declared the Registration Statement, as amended, effective on October 15, 1997. The Company estimates that its total expenses incurred in connection with the issuance and distribution of the Debt Securities were $5,368,338, of which $4,462,000 was for underwriting commissions and $906,338 was for other offering expenses, including legal, printing and filing fees. None of the expenses involved payments to directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, "Affiliates"). Of the $906,338 in other expenses incurred, $511,838 were actual expenses and $394,500 are estimated expenses. All of the Company's net proceeds from the issuance of the Debt Securities, after deducting the actual and estimated expenses set forth above, were used to refinance existing debt. None of the proceeds were paid to Affiliates.

ITEM 6. SELECTED FINANCIAL DATA.

    The tabular information under "Financial Summary" appearing on page 45 of the 1997 Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 26 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Financial Instruments" on page 26 of the 1997 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Solutia appearing on pages 27 through 43; the Report of Independent Auditors' Opinion appearing on page 19; and the tabular and narrative information appearing under "Quarterly Data" on page 44 of the 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors and executive officers appearing under "Election of Directors" on pages 3 through 6 of the Solutia Inc. Notice of Annual Meeting and Proxy Statement (the "1998 Proxy Statement") dated March 11, 1998, is incorporated herein by reference. The following information regarding Executive Officers of the Company on March 1, 1998, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:


                                                                     Year
                                                                     First
                                                                   Became an
                               Present Position with               Executive
     Name-Age                       Registrant                      Officer    Other Business Experience since January 1, 1993
-----------------------------------------------------------------------------------------------------------------------------------

Robert G. Potter, 58       Chairman, Chief Executive Officer         1997      Chief executive of chemical businesses of Monsanto
                           and Director                                        Company, 1986-1997. Executive Vice President of
                                                                               Monsanto, 1990-1997. Advisory Director of Monsanto,
                                                                               1986-1997.

Karl R. Barnickol, 56      Senior Vice President, General Counsel    1997      Associate General Counsel and Assistant Secretary of
                           and Secretary                                       Monsanto, 1985-1997.

Rodney L. Bishop, 57       Vice President and Treasurer              1997      General Auditor of Monsanto, 1993-1997. Assistant
                                                                               Controller of Monsanto, 1982-1993.

Dennis L. Cavner, 43       Vice President, Operations Excellence     1997      Director, Manufacturing, Saflex(R) Plastic
                                                                               Interlayer, of Monsanto, 1996-1997. Director,
                                                                               Manufacturing, Phosphorus and Derivatives, of
                                                                               Monsanto, 1995-1996. Plant Manager of Monsanto's
                                                                               Muscatine, Iowa facility, 1992-1995.

Robert A. Clausen, 53      Senior Vice President and Chief           1997      President, Monsanto Business Services, 1994-1997.
                           Financial Officer; Advisory Director                Vice President, Asset Management of Monsanto,
                                                                               1992-1994.

Sheila B. Feldman, 43      Vice President, Human Resources           1997      Director, Human Resources, Monsanto Business Services
                                                                               and Stewardship, 1995-1997. Director, Human
                                                                               Resources, The Chemical Group of Monsanto, 1993-1995.
                                                                               Manager, Human Resources Planning, The Chemical
                                                                               Group of Monsanto, 1991-1993.

G. Bruce Greer, Jr., 37    Vice President, Growth and Commercial     1997      Senior Director, Strategic Change, of Monsanto,
                           Development                                         1996-1997. Associate Manager and Principal of Gemini
                                                                               Consulting, a management consulting firm, 1992-1996.

Roger S. Hoard, 53         Vice President and Controller             1997      Senior Director, Finance, Monsanto Business Services,
                                                                               1995-1997. Controller, Fibers Division, The Chemical
                                                                               Group of Monsanto, 1990-1995.



                                                                     Year
                                                                     First
                                                                   Became an
                               Present Position with               Executive
     Name-Age                       Registrant                      Officer    Other Business Experience since January 1, 1993
-----------------------------------------------------------------------------------------------------------------------------------

John C. Hunter III, 51     President, Chief Operating Officer        1997      President, Fibers Business Unit of Monsanto,
                           and Director                                        1995-1997. Vice President and General Manager, Fibers
                                                                               Division and Asia-Pacific, The Chemical Group of
                                                                               Monsanto, 1993-1995. Vice President and General
                                                                               Manager, Asia-Pacific, Monsanto Chemical Company,
                                                                               1989-1993.

Michael E. Miller, 56      Senior Vice President and Chief           1997      President, Specialty Products Business Unit of
                           Administrative Officer; Advisory                    Monsanto, 1995-1997. Group Vice President, Industrial
                           Director                                            Products of Monsanto, 1993-1995. Senior Vice
                                                                               President, Operations, The Chemical Group of
                                                                               Monsanto, 1993-1995. Corporate Vice President,
                                                                               Administration of Monsanto, 1989-1993.

O. Jerry Mullis, 55        Vice President, Growth and Commercial     1997      Director of Technology and MTS for Specialty Products
                           Development and Chief Technical Officer             Division, The Chemical Group of Monsanto, 1993-1997.
                                                                               Director of Technology, Fibers Division, The Chemical
                                                                               Group of Monsanto, 1991-1993.


    The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

    Information appearing under "Compensation of Directors" on pages 7 and 8 and under "Compensation of Executive Officers" on pages 14 through 18 of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information appearing under "Ownership of Company Common Stock" on pages 8 and 9 of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report:

        1. The financial statements set forth at pages 27 through 43 and the Report of Independent Auditors on page 19 of the 1997 Annual Report (See Exhibit 13 under Paragraph (a)3 of this Item 14)

        2. Financial Statement Schedules

            The following supplemental schedule for the years ended December 31, 1997, 1996 and 1995:

                V--Valuation and Qualifying Accounts

            All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

        3. Exhibits--See the Exhibit Index beginning at page 20 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K, see the Exhibits listed under Exhibit Nos. 10(a), 10(b), 10(d), 10(e), 10(f), 10(h) and 10(i) on pages 20 and 21 of the Exhibit Index. The following Exhibits listed in the Exhibit Index are filed with this
           Report:

                10(a) Financial Planning and Tax Preparation Services Program
                      for the Executive Leadership Team

                13    The Company's 1997 Annual Report to stockholders

                18 Preferability Letter from Deloitte & Touche LLP, dated February 25, 1998

                21    Subsidiaries of the registrant (see page 22)

                23(a) Consent of Independent Auditors (see page 23)

                23(b) Consent of Company Counsel (see page 23)

                24(a) Powers of Attorney submitted by Robert G. Potter, John C.
                      Hunter III, Robert A. Clausen, Roger S. Hoard, Robert T. Blakely, Joan T. Bok, Paul H. Hatfield, Robert H. Jenkins, Howard M. Love, Frank A. Metz, Jr., William D. Ruckelshaus and John B. Slaughter

                24(b) Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

                27 Financial Data Schedule (part of electronic submission only)

    (b) Reports on Form 8-K during the quarter ended December 31, 1997:

        The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1997.

                         REPORT OF INDEPENDENT AUDITORS

Solutia Inc.:

    We have audited the statement of consolidated financial position of Solutia Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related statements of consolidated income, stockholders' equity (deficit) and cash flow for each of the three years in the period ended December 31, 1997 and have issued our opinion thereon dated February 25, 1998 (which includes an explanatory paragraph as to a change in method of accounting); such financial statements and opinion are included in your 1997 Annual Report to stockholders and are incorporated herein by reference. Our audits also comprehended the schedule of Solutia Inc. and Subsidiaries, listed in Item 14(a)2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 25, 1998

                                                                    SCHEDULE V

                                                        SOLUTIA INC.
                                                        ------------
                                             VALUATION AND QUALIFYING ACCOUNTS
                                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                       (In millions)

                        COLUMN A                                          COLUMN B        COLUMN C      COLUMN D     COLUMN E
                        --------                                          --------        --------      --------     --------

                                                                                         Additions
                                                                          Balance at     Charged to                 Balance at
                                                                          Beginning      Costs and                    End of
                      Description                                          of Year        Expenses     Deductions      Year
                      -----------                                         ----------     ----------    ----------   ----------
Year Ended December 31, 1997:

    Reserves deducted from related assets in the Statement of Consolidated Financial Position:

    Valuation accounts, principally for doubtful receivables
      and returns and allowances                                             $ 9            $ 1           $3           $7

Year Ended December 31, 1996:

    Reserves deducted from related assets in the Statement of Consolidated Financial Position:

    Valuation accounts, principally for doubtful receivables
      and returns and allowances                                             $ 7            $ 2           --           $9

Year Ended December 31, 1995:

    Reserves deducted from related assets in the Statement of Consolidated Financial Position:

    Valuation accounts, principally for doubtful receivables
      and returns and allowances                                             $16            $(2)          $7           $7




                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        SOLUTIA INC.

                                            By:       /S/ ROGER S. HOARD
                                                --------------------------------

                                                        Roger S. Hoard
                                                 Vice President and Controller
                                                (Principal Accounting Officer)

Date: March 13, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                                TITLE                               DATE
                     ---------                                                -----                               ----


                       <F*>                                 Chairman, Chief Executive Officer and             March 13, 1998
--------------------------------------------------          Director (Principal Executive Officer)
                 Robert G. Potter

                       <F*>                                 President and Director                            March 13, 1998
--------------------------------------------------
                John C. Hunter III

                       <F*>                                 Senior Vice President and Chief Financial         March 13, 1998
--------------------------------------------------          Officer (Principal Financial Officer)
                 Robert A. Clausen

                /S/ ROGER S. HOARD                          Vice President and Controller (Principal          March 13, 1998
--------------------------------------------------          Accounting Officer)
                  Roger S. Hoard

                       <F*>                                 Director                                          March 13, 1998
--------------------------------------------------
                 Robert T. Blakely

                       <F*>                                 Director                                          March 13, 1998
--------------------------------------------------
                    Joan T. Bok

                       <F*>                                 Director                                          March 13, 1998
--------------------------------------------------
                 Paul H. Hatfield

                       <F*>                                 Director                                          March 13, 1998
--------------------------------------------------
                 Robert H. Jenkins

                       <F*>                                 Director                                          March 13, 1998
--------------------------------------------------
                  Howard M. Love


                     SIGNATURE                                                TITLE                               DATE
                     ---------                                                -----                               ----


                       <F*>                                 Director                                          March 13, 1998
--------------------------------------------------
                Frank A. Metz, Jr.

                       <F*>                                 Director                                          March 13, 1998
--------------------------------------------------
              William D. Ruckelshaus

                       <F*>                                 Director                                          March 13, 1998
--------------------------------------------------
                 John B. Slaughter


<F*> Karl R. Barnickol, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

                                                    /s/ KARL R. BARNICKOL
                                              ----------------------------------
                                                      Karl R. Barnickol
                                                       Attorney-in-Fact

                                   EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibit No.                                Description
-----------                                -----------
    2        Distribution Agreement (incorporated herein by reference to Exhibit 2 of the Company's Registration Statement on Form S-1 (333-36355) filed
             September 25, 1997)

    3(a) Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3(a) of the Company's Registration
             Statement on Form S-1 (333-36355) filed September 25, 1997)

    3(b)     By-Laws of the Company (incorporated herein by reference to Exhibit
             3(b) of the Company's Registration Statement on Form S-1 (333-36355)
             filed September 25, 1997)

    4(a)     Rights Agreement (incorporated herein by reference to Exhibit 4 of the
             Company's Registration Statement on Form 10 filed on August 7, 1997)

    4(b)     Indenture dated as of October 1, 1997, between Solutia Inc. and The
             Chase Manhattan Bank, as Trustee (incorporated herein by reference to
             Exhibit 4.1 of the Company's Form 10-Q for the quarter ended September
             30, 1997 filed on November 12, 1997)

    4(c)     6.5% Notes due 2002 in the principal amount of $150,000,000
             (incorporated herein by reference to Exhibit 4.2 of the Company's Form
             10-Q for the quarter ended September 30, 1997 filed on November 12,
             1997)

    4(d)     7.375% Debentures due 2027 in the principal amount of $200,000,000
             (incorporated herein by reference to Exhibit 4.3 of the Company's Form
             10-Q for the quarter ended September 30, 1997 filed on November 12,
             1997)

    4(e)     7.375% Debentures due 2027 in the principal amount of $100,000,000
             (incorporated herein by reference to Exhibit 4.4 of the Company's Form
             10-Q for the quarter ended September 30, 1997 filed on November 12,
             1997)

    4(f)     6.72% Debentures due 2037 in the principal amount of $150,000,000
             (incorporated herein by reference to Exhibit 4.5 of the Company's Form
             10-Q for the quarter ended September 30, 1997 filed on November 12,
             1997)

    9        Omitted--Inapplicable

   10(a)     Financial Planning and Tax Preparation Services Program for the
             Executive Leadership Team

   10(b) Employee Benefits Allocation Agreement (incorporated herein by reference to Exhibit 10(a) of the Company's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

   10(c) Tax Sharing and Indemnification Agreement (incorporated herein by reference to Exhibit 10(b) of the Company's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

   10(d)     Solutia Inc. Management Incentive Replacement Plan (incorporated herein by reference to Exhibit 10(c) of the Company's Registration Statement
             on Form S-1 (333-36355) filed September 25, 1997)



                                    EXHIBIT INDEX (CONT'D)

Exhibit No.                              Description
-----------                              -----------

   10(e) Solutia Inc. 1997 Stock-Based Incentive Plan (incorporated herein by reference to Exhibit 10(d) of the Company's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

   10(f) Solutia Inc. Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10(e) of the Company's Registration
             Statement on Form S-1 (333-36355) filed September 25, 1997)

   10(g)     $800,000,000 Credit Agreement, dated as of August 14, 1997, among
             Solutia Inc., the initial lenders named therein, Bank of America
             National Trust and Savings Association and Citibank, N.A. (incorporated herein by reference to Exhibit 10(f) of the Company's Registration
             Statement on Form S-1 (333-36355) filed September 25, 1997)

   10(h)     Form of Employment Agreement with Named Executive Officers (incorpo-
             rated herein by reference to Exhibit 10(h) of the Company's
             Registration Statement on Form S-1 (333-36355) filed September 25,
             1997)

   10(i)     Form of Employment Agreement with other executive officers
             (incorporated herein by reference to Exhibit 10(i) of the Company's
             Registration Statement on Form S-1 (333-36355) filed September 25,
             1997)

   11 Omitted--Inapplicable; see "Earnings per Share" on pages 40 through 41 of the 1997 Annual Report

   12        Omitted--Inapplicable

   13 The Company's 1997 Annual Report to stockholders. (The electronic submission includes only the financial report section of the Annual
             Report, consisting of pages 18 through 49 of that Report.) Only those portions expressly incorporated by reference into this Form 10-K are deemed "filed"; other portions are furnished only for the information of the Commission.

   16        Omitted--Inapplicable

   18        Preferability Letter from Deloitte & Touche LLP, dated February 25,
             1998

   21        Subsidiaries of the Registrant (see page 22)

   22        Omitted--Inapplicable

   23(a)     Consent of Independent Auditors (see page 23)

   23(b)     Consent of Company Counsel (see page 23)

   24(a)     Powers of Attorney submitted by Robert G. Potter, John C. Hunter III,
             Robert A. Clausen, Roger S. Hoard, Robert T. Blakely, Joan T. Bok, Paul
             H. Hatfield, Robert H. Jenkins, Howard M. Love, Frank A. Metz, Jr.,
             William D. Ruckelshaus and John B. Slaughter

   24(b) Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

   27        Financial Data Schedule (part of electronic submission only)

--------

Only Exhibits Nos. 21, 23(a) and 23(b) have been included in the printed copy of this Report.

                                   APPENDIX

1. On printed page 1, the bullets in the printed document are represented by asterisks in the EDGAR document.

2. In Exhibit 13 to the printed form 10-K, on page 49, three pie-charts appear and depict information as follows: "1997 Capital Expenditures by Operating Segment" depicting a percentage breakdown of Solutia's
    1997 capital expenditures by operating segment; "1997 Capital Expenditures by World Area" depicting a percentage breakdown of Solutia's 1997 capital expenditures by world area; and "1997 Shareowner Composition" depicting a percentage breakdown of Solutia's 1997 shareowner composition.

3. Throughout the printed Form 10-K, trademarks are designated by the superscript letters "R" in a circle or "TM." The EDGAR copy indicates trademarks with an "R" or "TM" in parentheses.