Form 10-Q
period 1998-03-31
SOLUTIA INC
filed 1998-05-07
CIK 1043382

===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                (314) 674-1000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATED BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      ---   ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                          OUTSTANDING AT
            CLASS                                         MARCH 31, 1998
            -----                                         --------------

COMMON STOCK, $0.01 PAR VALUE                           116,718,458 SHARES
-----------------------------                           ------------------

===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     SOLUTIA INC.

                            STATEMENT OF CONSOLIDATED INCOME
                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                                        THREE MONTHS
                                                                                           ENDED
                                                                                         MARCH 31,
                                                                                      ---------------
                                                                                      1998       1997
                                                                                      ----       ----
NET SALES.......................................................................      $ 720      $ 719

Cost of Goods Sold..............................................................        533        543
                                                                                      -----      -----

GROSS PROFIT....................................................................        187        176

Marketing Expenses..............................................................         37         36

Administrative Expenses.........................................................         31         27

Technological Expenses..........................................................         20         18
                                                                                      -----      -----

OPERATING INCOME................................................................         99         95

Equity Earnings from Affiliates.................................................          6          9

Interest Expense................................................................        (12)        (9)

Other Income (Expense)--Net.....................................................          4          4
                                                                                      -----      -----

INCOME BEFORE INCOME TAXES......................................................         97         99

Income Taxes....................................................................         33         34
                                                                                      -----      -----

NET INCOME......................................................................      $  64      $  65
                                                                                      =====      =====

EARNINGS PER SHARE..............................................................      $0.55      $0.56
                                                                                      =====      =====

EARNINGS PER SHARE, ASSUMING DILUTION...........................................      $0.51      $0.54
                                                                                      =====      =====

Weighted Average Equivalent Shares (in millions):

    Basic.......................................................................      117.0      117.1
                                                                                      =====      =====

    Diluted.....................................................................      124.9      120.5
                                                                                      =====      =====

See accompanying Notes to Consolidated Financial Statements.

                                         SOLUTIA INC.

                         STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                      (DOLLARS IN MILLIONS)

                                                                                MARCH 31,    DECEMBER 31,
                                                                                  1998           1997
                                                                                ---------    ------------
                                  ASSETS

CURRENT ASSETS:
Cash and cash equivalents..................................................      $   16         $   24
Trade receivables, net of allowance of $6 in 1998 and $6 in 1997...........         434            425
Miscellaneous receivables and prepaid expenses.............................         118            136
Deferred income tax benefit................................................          84             91
Inventories................................................................         354            325
                                                                                 ------         ------
TOTAL CURRENT ASSETS.......................................................       1,006          1,001

PROPERTY, PLANT AND EQUIPMENT:
Land.......................................................................          17             17
Buildings..................................................................         363            357
Machinery and equipment....................................................       2,712          2,707
Construction in progress...................................................         102            107
                                                                                 ------         ------
Total property, plant and equipment........................................       3,194          3,188
Less accumulated depreciation..............................................       2,289          2,265
                                                                                 ------         ------
NET PROPERTY, PLANT AND EQUIPMENT..........................................         905            923

INVESTMENT IN AFFILIATES...................................................         430            423
LONG-TERM DEFERRED INCOME TAX BENEFIT......................................         302            300
OTHER ASSETS...............................................................         126            121
                                                                                 ------         ------
TOTAL ASSETS...............................................................      $2,769         $2,768
                                                                                 ======         ======

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable...........................................................      $  256         $  221
Wages and benefits.........................................................          64            106
Restructuring reserves.....................................................          23             40
Miscellaneous accruals.....................................................         383            335
Short-term debt............................................................         121            193
                                                                                 ------         ------
TOTAL CURRENT LIABILITIES..................................................         847            895

LONG-TERM DEBT.............................................................         597            597
POSTRETIREMENT LIABILITIES.................................................         966            958
OTHER LIABILITIES..........................................................         464            449

STOCKHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
  Issued: 118,400,635 shares in 1998 and 1997..............................           1              1
  Additional contributed capital...........................................        (127)          (119)
  Treasury stock, at cost (1,682,177 shares in 1998 and 992,828 shares in
    1997)..................................................................         (46)           (22)
Unearned ESOP shares.......................................................         (28)           (31)
Accumulated other comprehensive income.....................................           4             12
Reinvested earnings........................................................          91             28
                                                                                 ------         ------
STOCKHOLDERS' DEFICIT......................................................        (105)          (131)
                                                                                 ------         ------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT................................      $2,769         $2,768
                                                                                 ======         ======

See accompanying Notes to Consolidated Financial Statements.

                                       2

                                       SOLUTIA INC.

                          STATEMENT OF CONSOLIDATED CASH FLOW
                                 (DOLLARS IN MILLIONS)

                                                                                  THREE MONTHS
                                                                                      ENDED
                                                                                    MARCH 31,
                                                                                 ---------------
                                                                                 1998       1997
                                                                                 ----       ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income.................................................................      $  64      $  65
Adjustments to reconcile to Cash Provided by (Used in) Operations:
    Items that did not use (provide) cash:
        Deferred income taxes..............................................          4          6
        Depreciation and amortization......................................         34         33
        Other..............................................................         (4)       (12)
    Working capital changes that provided (used) cash:
        Accounts receivable................................................         (9)       (18)
        Inventories........................................................        (29)       (30)
        Accounts payable and accrued liabilities...........................         30       (124)
        Other..............................................................         13          7
    Other items............................................................          4        (29)
                                                                                 -----      -----
TOTAL CASH PROVIDED BY (USED IN) OPERATIONS................................        107       (102)
                                                                                 -----      -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases....................................        (18)       (38)
Investment and property disposal proceeds..................................          5         --
                                                                                 -----      -----
CASH USED IN INVESTING ACTIVITIES..........................................        (13)       (38)
                                                                                 -----      -----

FINANCING ACTIVITIES:
Net transactions with Monsanto Company.....................................         --        140
Repayment of debt obligations..............................................        (69)        --
Treasury stock purchases...................................................        (41)        --
Dividend payments..........................................................         (1)        --
Common stock issued under employee stock plans.............................         17         --
Other financing activities.................................................         (8)        --
                                                                                 -----      -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES............................       (102)       140
                                                                                 -----      -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................         (8)        --

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..........................................................         24         --
                                                                                 -----      -----
END OF PERIOD..............................................................      $  16      $  --
                                                                                 =====      =====

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

1. BASIS OF PRESENTATION

    Solutia Inc. (the "Company" or "Solutia") is an international producer and marketer of a range of high performance chemical-based materials which are used by its customers to make consumer, household, automotive and industrial products. Prior to September 1, 1997, the businesses that form the Company were wholly owned by Monsanto Company ("Monsanto"). On September 1, 1997, Monsanto distributed all of the outstanding shares of common stock of the Company as a dividend to Monsanto stockholders (the "Spinoff"). The distribution resulted in the issuance of one share of the Company's common stock for every five shares of Monsanto common stock held of record as of August 20, 1997. As a result of the Spinoff, the Company became an independent publicly held company listed on the New York Stock Exchange and its operations ceased to be owned by Monsanto. Monsanto and Solutia have entered into a number of agreements with respect to the separation of the companies and to provide mechanisms for an orderly transition following the Spinoff.

    Financial data included in the accompanying unaudited financial statements, for periods prior to the Spinoff, were prepared on a basis which reflected an estimate of what the historical assets, liabilities and operations would have been if Solutia had been organized as a separate legal entity, owning certain net assets of Monsanto. Financial data included in the accompanying unaudited financial statements, for periods subsequent to the Spinoff, have been prepared on a basis which reflects the historical assets, liabilities, and operations of the businesses contributed to Solutia by Monsanto.

    These financial statements should be read in conjunction with the audited financial statements and notes thereto set forth in Solutia's 1997 Annual Report to stockholders and included as an exhibit to the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 1998. As indicated in the notes to the audited financial statements included in the Company's 1997 Annual Report, Monsanto provided certain general and administrative services to Solutia prior to the Spinoff. The cost for these services was allocated to Solutia based upon the net capital employed in Solutia's operations, as well as other methods which management believed to be reasonable. In preparation for the Spinoff, Monsanto began a transition plan of separation. As part of this plan, Monsanto discontinued its allocation of corporate expenses for these general and administrative services on April 1, 1997 as these expenses were specifically identified and segregated as part of Solutia's ongoing cost infrastructure.

    The accompanying unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

    The components of inventories as of March 31, 1998 and December 31, 1997 were as follows:

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998             1997
                                                                            ---------      ------------
Finished goods........................................................        $ 271            $ 259
Goods in process......................................................           87               60
Raw materials and supplies............................................          141              148
                                                                              -----            -----
Inventories, at FIFO cost.............................................          499              467
Excess of FIFO over LIFO cost.........................................         (145)            (142)
                                                                              -----            -----
Total.................................................................        $ 354            $ 325
                                                                              =====            =====

3. INTERCOMPANY TRANSACTIONS

    Included in the Statement of Consolidated Income for the first quarter of 1997 were sales to Monsanto of $20 million, allocated costs from Monsanto for general and administrative services of $12 million and allocated interest expense of $9 million. Sales were made at Monsanto's established transfer prices. As further discussed in Note 1, Monsanto discontinued its allocation of the cost of general and administrative expenses to Solutia, effective April 1, 1997, as part of its transition plan of separation. Such expenses were specifically identified and segregated as part of Solutia's on-going cost infrastructure. Interest expense charged to Solutia represents an allocation from Monsanto of its total interest expense.

4. CONTINGENCIES

    Monsanto is a party to a number of lawsuits and claims relating to Solutia, for which Solutia has assumed responsibility in the Spinoff and which Solutia intends to defend vigorously. Such matters arise out of the normal course of business and relate to product liability, government regulation, including environmental issues, and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation will not have a material adverse effect on Solutia's consolidated financial position, profitability or liquidity in any one year, as applicable.

5. EARNINGS PER SHARE

    Effective December 31, 1997, Solutia adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under this new standard, the presentation of primary and fully diluted earnings per share required by the previous standards was replaced by basic and diluted earnings per share. Basic earnings per share measures operating performance assuming no dilution from securities or contracts to issue common stock. Diluted earnings per share measures operating performance giving effect to the dilution that would occur when securities or contracts to issue common stock are exercised or converted.

    For periods ended prior to the Spinoff, the number of weighted average shares outstanding and common share equivalents used in the earnings per share calculation was based upon the weighted average number of Monsanto shares outstanding and Monsanto common share equivalents for the applicable period, adjusted for the distribution ratio in the Spinoff of one share of the Company's common stock for every five shares of Monsanto common stock.

    The computation of basic earnings per share is reconciled with diluted earnings per share as follows:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------------------------------------------
                                                             1998                                  1997
                                                --------------------------------      ---------------------------------
                                                                       PER-SHARE                              PER-SHARE
                                                INCOME      SHARES      AMOUNT        INCOME      SHARES       AMOUNT
                                                ------      ------     ---------      ------      ------      ---------

BASIC EARNINGS PER SHARE:

Net income..............................         $64        117.0        $0.55          $65        117.1        $0.56
                                                                         =====                                  =====

EFFECT OF DILUTIVE SECURITIES:

Common share equivalents - common stock
  issuable upon exercise of outstanding
  stock options.........................                      7.9                                    3.4
                                                 ---        -----                       ---        -----

DILUTED EARNINGS PER SHARE..............         $64        124.9        $0.51          $65        120.5        $0.54
                                                 ===        =====        =====          ===        =====        =====

6. COMPREHENSIVE INCOME

    Effective January 1, 1998, Solutia adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes the standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income and several other items that are recognized directly in reinvested earnings under current accounting standards.

    Comprehensive income for the three months ended March 31, 1998 and 1997 is detailed as follows:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   ------------------
                                                                   1998          1997
                                                                   ----          ----

NET INCOME..................................................       $64           $65
Foreign currency translation adjustment.....................        (8)          (10)
                                                                   ---           ---
COMPREHENSIVE INCOME........................................       $56           $55
                                                                   ===           ===

    Accumulated other comprehensive income as of March 31, 1998 and December 31, 1997 is detailed as follows:

                                                                    MARCH 31, 1998        DECEMBER 31, 1997
                                                                    --------------        -----------------
Accumulated currency adjustment.............................             $11                    $19
Minimum pension liability adjustment........................              (7)                    (7)
                                                                         ---                    ---
ACCUMULATED OTHER COMPREHENSIVE INCOME......................             $ 4                    $12
                                                                         ===                    ===

7. RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting guidance for the capitalization of certain internal-use software costs once certain criteria are met. This accounting standard will be effective for the Company beginning January 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company.

    In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expenses as incurred. This statement will be effective for the Company's financial statements for the year ended December 31, 1999. The Company is currently evaluating SOP 98-5, but does not expect it to have a material impact on its consolidated financial statements.

8. SEGMENT DATA

    Segment data for the three months ended March 31, 1998 and 1997 were as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                              --------------------------------------------------------------------------------
                                                               1998                                       1997
                                              -------------------------------------      -------------------------------------
                                               NET         INTERSEGMENT                   NET        INTERSEGMENT
                                              SALES           SALES          PROFIT      SALES           SALES          PROFIT
                                              -----        ------------      ------      -----       ------------       ------
SEGMENT:
  Chemicals.............................       $225            $ 2            $ 56        $229            $ 4            $ 51
  Fibers................................        251                             58         244                             43
  Polymers & Resins.....................        244                             64         253              5              66
                                               ----            ---            ----        ----            ---            ----
SEGMENT TOTALS..........................        720              2             178         726              9            $160

RECONCILIATION TO CONSOLIDATED TOTALS:
  Sales eliminations....................         (2)            (2)                         (9)            (9)
  Other revenues........................          2                                          2
  Less unallocated service costs:
      Cost of goods sold................                                       (23)                                       (21)
      Marketing, administrative and
        technological expenses..........                                       (56)                                       (44)
  Equity earnings from affiliates.......                                         6                                          9
  Interest expense......................                                       (12)                                        (9)
  Other income (expense)--net...........                                         4                                          4
                                               ----            ---            ----        ----            ---            ----

CONSOLIDATED TOTALS:
  NET SALES.............................       $720            $--                        $719            $--
                                               ====            ===            ----        ====            ===            ====
  INCOME BEFORE INCOME TAXES............                                      $ 97                                       $ 99
                                                                              ====                                       ====

    Segment profit only includes operating expenses directly attributable to the segment. Unallocated service costs are managed centrally and primarily include costs of technology, engineering and manufacturing services that are provided to the segments.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENT

    The following unaudited pro forma condensed consolidated statement of income for the three months ended March 31, 1997 gives effect to the Spinoff and Solutia's 1997 public debt offering as if the Spinoff and the public debt offering had occurred at January 1, 1997. The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the transactions actually occurred on the date assumed, nor is it necessarily indicative of future consolidated results of operations.

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

                                     SOLUTIA INC.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                         THREE MONTHS ENDED MARCH 31, 1997
                                                       -------------------------------------
                                                                            PRO FORMA
                                                       HISTORICAL     ----------------------
                                                        SOLUTIA       ADJUSTMENTS    SOLUTIA
                                                       ----------     -----------    -------
NET SALES.........................................       $ 719           (4)<FA>      $ 715
Cost of Goods Sold................................         543            1 <FB>        542
                                                                          1 <FC>
                                                                         (3)<FD>
                                                         -----       ------           -----
GROSS PROFIT......................................         176           (3)            173
Marketing, administrative and technological
  expenses........................................          81            7 <FB>         91
                                                                         (9)<FD>
                                                                         12 <FE>
                                                         -----       ------           -----
OPERATING INCOME..................................          95          (13)             82
Equity Earnings from Affiliates...................           9                            9
Interest Expense..................................          (9)          (8)<FF>        (17)
Other Income (Expense)--Net.......................           4                            4
                                                         -----       ------           -----
INCOME BEFORE INCOME TAXES........................          99          (21)             78
Income Taxes......................................          34           (8)<FG>         26
                                                         -----       ------           -----
NET INCOME........................................       $  65       $  (13)          $  52
                                                         =====       ======           =====
DILUTED EARNINGS PER SHARE........................       $0.54       $(0.11)          $0.43
                                                         =====       ======           =====
Weighted average equivalent shares................                                    120.5
                                                                                      =====

See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
Statement.

                                       8

NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENT

[FN]
<FA> To record the estimated effect of new selling prices and arrangements on former intercompany sales from Solutia to Monsanto.

<FB> To record the assumed increase in retiree medical and pension costs as a result of the Spinoff.

<FC> To record the estimated effect of transactions with the P4 joint venture formed by Monsanto in conjunction with the Spinoff.

<FD> To reverse the historical Monsanto corporate expense allocation to the
     Company because the company is no longer subject to the allocation of corporate expenses from Monsanto following the Spinoff.

<FE> Because the Company is no longer subject to this corporate expense allocation, a pro forma adjustment was made to record estimated general corporate costs that the Company believes it would have incurred had the Company been a separate public company for the periods presented.

<FF> To record additional interest expense as a result of the Company's assumption of debt from Monsanto and the borrowings of Solutia's 1997 public debt offering.

<FG> To record the estimated provision for income tax as a result of the pro forma adjustments referred to in Notes (A) through (F) above at an estimated combined U.S. federal income and state income tax rate of 36 percent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FIRST QUARTER 1998 COMPARED WITH THE FIRST QUARTER 1997

    Net sales for the quarter were essentially even with net sales in the first quarter of 1997. Sales volume increases totaled approximately $25 million and were nearly offset by the effects of lower average selling prices and unfavorable currency exchange rates. Declining raw material prices have begun to put downward pressure on selected selling prices and have had an effect on all of the Company's segments.

    Net sales for the Chemicals segment declined slightly from net sales in the first quarter of last year, principally because of lower average selling prices for intermediates. The pricing decline was driven by lower prices for ammonia that primarily resulted from worldwide excess supplies. Higher sales volumes, principally in carpet staple, led to the increase in first quarter sales for the Company's Fibers segment. The overall carpet market is strong, particularly in the builder and commercial segments. In addition, the first quarter of 1998 included a high number of new Wear-Dated(R) introductions from the carpet mills. Higher sales volumes of nylon industrial fibers also contributed to the sales increase for the Fibers segment. The sales volume increases in the Fibers segment were partially offset by lower average selling prices, as competitive pressures have had a negative impact on carpet staple selling prices despite a recent price increase. The decrease in first quarter net sales for the Polymers & Resins segment was principally the result of unfavorable currency exchange rates and the effect of lower average selling prices. Unfavorable currency exchange rates had the largest impact on the Saflex(R) plastic interlayer business unit. However, the effect of currency exchange rates on the Company's operating income was minimal because ex-U.S. sales are sourced primarily from ex-U.S. operations.

    Operating income for Solutia during the first quarter of 1998 increased $4 million, or 4 percent, from the first quarter of 1997 to $99 million. However, operating income for the first quarter of 1997 includes $10 million of pretax charges associated with adoption of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." In addition, this year-over-year operating income comparison was affected by the inclusion in 1998 of stand-alone expenses for certain general and administrative services that were previously provided by Monsanto. As discussed in note 1 of the "Notes to Consolidated Financial Statements," Monsanto provided these services to Solutia prior to the Spinoff under a cost allocation arrangement. If Solutia had operated as a stand-alone entity in the first quarter of 1997, management estimates that general and administrative services would have been higher by approximately $13 million in order to reflect the cost of replacing the services represented by these allocations. If operating income in 1997 excluded the charge for SOP 96-1 and reflected the estimate of higher expenses for general and administrative services, operating income in 1998 would have increased approximately $7 million, or 8 percent. The improvement in operating income was principally the result of lower raw material costs, good manufacturing performance and lower general and administrative expenses. The decrease in administrative expenses can be attributed primarily to cost savings realized through previous restructuring actions. The improvement in these expenses was partially offset by higher front-end engineering expenses associated with various capital projects.

    The increase in the Chemicals segment profit in the first quarter of 1998 primarily was driven by lower raw material costs, principally lower propylene costs, and improved manufacturing performance. The significant improvement in the Fibers segment profit was attributed to the effect of the sales increase previously described, lower raw material costs and good manufacturing performance. First quarter segment profit for Polymers & Resins declined slightly versus segment profit for the first quarter last year. The decrease resulted primarily because of the effect of lower sales previously discussed and higher manufacturing costs. The higher manufacturing costs were associated with planned downtime for maintenance projects and changeover costs for the Saflex(R) plastic interlayer business unit as it expands production of its new Saflex IIIG(TM) product.

    The decrease in "Equity Earnings from Affiliates" was principally the result of lower earnings for the Company's Flexsys L.P. joint venture. The lower earnings were primarily attributed to startup costs associated with the joint venture's PPD2 facility. This new unit will produce
4-amino-diphenylamine, a product that extends tire life.

LIQUIDITY AND CAPITAL RESOURCES

    Solutia's working capital at March 31, 1998 increased to $159 million from $106 million at December 31, 1997, primarily because of higher inventory levels combined with decreases in short-term debt and accrued liabilities.

Inventories were increased during the quarter primarily in anticipation of planned downtime for various maintenance projects. The decrease in accrued liabilities was attributed to lower accruals for wages and benefits associated with the payouts of incentive compensation and a reduction in restructuring reserves.

    The Company continues to focus on reducing its outstanding short-term debt. During the quarter, approximately $69 million of commercial paper was repaid.

    During the first quarter of 1998, approximately 900,000 shares of common stock were repurchased under the Company's previously announced stock repurchase program for approximately $26 million. To date, approximately 2.4 million shares of the authorized 5 million shares have been repurchased. The Company currently plans to complete these purchases by the end of 1998 or early 1999.

    The Company believes that its cash flow from operations, supplemented by periodic additional borrowings, provides it with sufficient resources to finance operations and planned capital needs.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company's Report on Form 10-K for the year ended December 31, 1997, described a number of lawsuits brought against Monsanto relating to the alleged discharge of hazardous substances, including polychlorinated biphenyls
("PCBs") from the Anniston, Alabama plant site. The Company received a letter dated March 12, 1998 giving notice of intention to file a Citizens' Suit pursuant to Resource Conservation and Recovery Act, 42 U.S.C. Section 6972
(a)(1)(B) and (b)(2)(A) and the Toxic Substances Control Act, 15 U.S.C. Section 2619(a)(1) and (b)(1)(A) on behalf of four named individuals who are also plaintiffs in other pending litigation relating to the Anniston plant. The notice claims that solid or hazardous wastes have been released from the Anniston plant and pose an imminent and substantial threat to health or the environment. Plaintiffs seek statutory penalties of $25,000 per day for a period of more than 5 years, for a total of $46 million plus attorneys' fees and expenses.

    The Company's Report on Form 10-K for the year ended December 31, 1997, described an administrative consent order with the Florida Department of Environmental Protection ("FDEP") regarding alleged violations of state air pollution standards and air permits related to operations at the Company's facility located in Pensacola, Florida. On February 3, 1998, the consent order executed by the Company and the FDEP was entered. Pursuant to the consent order and without admitting the allegations, the Company paid an administrative penalty of $207,375 to the FDEP and agreed to perform certain corrective actions at the facility.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In the Company's Report on Form 10-K for the year ended December 31, 1997, the Company estimated its total expenses incurred in connection with the issuance and distribution of certain debt securities (the "Debt Securities") registered under its Registration Statement on form S-1, File No. 333-36355, which was declared effective, as amended, effective on October 15, 1997. Total expenses were estimated to be $5,368,838, of which $4,462,000 was for underwriting commissions and $906,338 was for other offering expenses, including legal, printing and filing fees. Of the $906,338, $511,838 were reported as actual expenses and $394,500 as estimated expenses. The Company has now determined that its actual total offering expenses were $5,394,198, composed of the $4,462,000 in underwriting commissions previously reported and $932,198 for other actual offering expenses, including legal, printing and filing fees. None of the expenses involved payments to directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 14 of this report.

    (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

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

Date: May 7, 1998

                                 EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

    EXHIBIT
    NUMBER                                  DESCRIPTION
    ------                                  -----------

       2         Omitted--Inapplicable

       3         (i) Omitted--Inapplicable

                 (ii) By-Laws of the Company, as amended effective April 22, 1998

       4         Omitted--Inapplicable

      10         1. Form of Employment Agreement with Named Executive Officers

                 2. Form of Employment Agreement with other executive officers

      11         Omitted--Inapplicable; see Note 5 of "Notes to Consolidated Financial Statements" on page 5.

      15         Omitted--Inapplicable

      18         Omitted--Inapplicable

      19         Omitted--Inapplicable

      22         Omitted--Inapplicable

      23         Omitted--Inapplicable

      24         Omitted--Inapplicable

      27         Financial Data Schedule

      99         Omitted--Inapplicable