Form 10-Q
period 1998-06-30
SOLUTIA INC
filed 1998-07-24
CIK 1043382

=============================================================================

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13255
                       ---------

                                 SOLUTIA INC.
                                 ------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                              43-1781797
            --------                              ----------
  (State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)

  10300 OLIVE BOULEVARD, P.O. Box 66760, ST. LOUIS, MISSOURI 63166-6760
  ---------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

                                (314) 674-1000
                                --------------
             (Registrant's telephone number, including area code)

      Indicated by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
            Class                              June 30, 1998
            -----                              -------------

Common Stock, $0.01 par value                115,914,200 shares
-----------------------------                ------------------


=============================================================================

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                                          SOLUTIA INC.

                                                STATEMENT OF CONSOLIDATED INCOME
                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                 THREE MONTHS                           SIX MONTHS
                                                                    ENDED                                 ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                           ------------------------                --------------------
                                                           1998                1997                1998            1997
                                                           ----                ----                ----            ----
NET SALES                                                 $  745              $  770              $1,465          $1,489
Cost of Goods Sold                                           539                 581               1,072           1,124
                                                          ------              ------              ------          ------
GROSS PROFIT                                                 206                 189                 393             365
Marketing Expenses                                            37                  35                  74              71
Administrative Expenses                                       34                  36                  65              63
Technological Expenses                                        20                  21                  40              39
                                                          ------              ------              ------          ------
OPERATING INCOME                                             115                  97                 214             192
Equity Earnings from Affiliates                                6                   8                  12              17
Interest Expense                                             (11)                (12)                (23)            (21)
Other Income (Expense)--Net                                   (1)                  1                   3               5
                                                          ------              ------              ------          ------
INCOME BEFORE INCOME TAXES                                   109                  94                 206             193
Income Taxes                                                  37                  32                  70              66
                                                          ------              ------              ------          ------
NET INCOME                                                $   72              $   62              $  136          $  127
                                                          ======              ======              ======          ======

BASIC EARNINGS PER SHARE                                  $ 0.62              $ 0.53              $ 1.17          $ 1.08
                                                          ======              ======              ======          ======
DILUTED EARNINGS PER SHARE                                $ 0.58              $ 0.51              $ 1.09          $ 1.05
                                                          ======              ======              ======          ======

Weighted Average Equivalent Shares (in millions):
   Basic                                                   116.2               117.7               116.6           117.4
   Effect of Dilutive Securities:
     Common share equivalents - common stock issuable
     upon exercise of outstanding stock options              7.9                 4.1                 7.9             3.9
                                                          ------              ------              ------          ------
   Diluted                                                 124.1               121.8               124.5           121.3
                                                          ======              ======              ======          ======


See accompanying Notes to Consolidated Financial Statements.


                                                        SOLUTIA INC.

                                        STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                                   (DOLLARS IN MILLIONS)

                                                                                      JUNE 30,            DECEMBER 31,
                                                                                        1998                  1997
                                                                                      --------            ------------
                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $   12                $   24
Trade receivables, net of allowance of $6 in 1998 and $6 in 1997                         433                   425
Miscellaneous receivables and prepaid expenses                                           137                   136
Deferred income tax benefit                                                               82                    91
Inventories                                                                              348                   325
                                                                                      ------                ------
TOTAL CURRENT ASSETS                                                                   1,012                 1,001

PROPERTY, PLANT AND EQUIPMENT:
Land                                                                                      17                    17
Buildings                                                                                365                   357
Machinery and equipment                                                                2,732                 2,707
Construction in progress                                                                 105                   107
                                                                                      ------                ------
Total property, plant and equipment                                                    3,219                 3,188
Less accumulated depreciation                                                          2,318                 2,265
                                                                                      ------                ------
NET PROPERTY, PLANT AND EQUIPMENT                                                        901                   923

INVESTMENT IN AFFILIATES                                                                 421                   423
LONG-TERM DEFERRED INCOME TAX BENEFIT                                                    302                   300
OTHER ASSETS                                                                             132                   121
                                                                                      ------                ------
TOTAL ASSETS                                                                          $2,768                $2,768
                                                                                      ======                ======

            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                                      $  286                $  221
Wages and benefits                                                                        82                   106
Restructuring reserves                                                                    26                    40
Miscellaneous accruals                                                                   386                   335
Short-term debt                                                                           15                   193
                                                                                      ------                ------
TOTAL CURRENT LIABILITIES                                                                795                   895

LONG-TERM DEBT                                                                           597                   597
POSTRETIREMENT LIABILITIES                                                               974                   958
OTHER LIABILITIES                                                                        452                   449

STOCKHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 1998 and 1997                                            1                     1
    Additional contributed capital                                                      (126)                 (119)
    Treasury stock, at cost (2,486,435 shares in 1998 and 992,828 shares in
    1997)                                                                                (68)                  (22)
Unearned ESOP shares                                                                     (27)                  (31)
Accumulated other comprehensive income                                                     8                    12
Reinvested earnings                                                                      162                    28
                                                                                      ------                ------
STOCKHOLDERS' DEFICIT                                                                    (50)                 (131)
                                                                                      ------                ------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $2,768                $2,768
                                                                                      ======                ======
See accompanying Notes to Consolidated Financial Statements.


                                                            SOLUTIA INC.

                                                STATEMENT OF CONSOLIDATED CASH FLOW
                                                       (DOLLARS IN MILLIONS)

                                                                                                SIX MONTHS
                                                                                                  ENDED
                                                                                                 JUNE 30,
                                                                                       --------------------------
                                                                                       1998                  1997
                                                                                       ----                  ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                                                             $ 136                 $ 127
Adjustments to reconcile to Cash Provided by Operations:
   Items that did not use (provide) cash:
      Deferred income taxes                                                                7                    11
      Depreciation and amortization                                                       69                    67
      Other                                                                                3                   (22)
   Working capital changes that provided (used) cash:
      Accounts receivable                                                                 (8)                  (18)
      Inventories                                                                        (24)                    3
      Accounts payable and accrued liabilities                                            71                  (159)
      Other                                                                                2                   (28)
   Other items                                                                             3                    41
                                                                                       -----                 -----
TOTAL CASH PROVIDED BY OPERATIONS                                                        259                    22
                                                                                       -----                 -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases                                                  (48)                  (64)
Acquisition and investment payments                                                       (1)                   --
Investment and property disposal proceeds                                                  8                    --
                                                                                       -----                 -----
CASH USED IN INVESTING ACTIVITIES                                                        (41)                  (64)
                                                                                       -----                 -----

FINANCING ACTIVITIES:
Net transactions with Monsanto Company                                                    --                    42
Net repayment of debt obligations                                                       (175)                   --
Treasury stock purchases                                                                 (70)                   --
Dividend payments                                                                         (2)                   --
Common stock issued under employee stock plans                                            17                    --
                                                                                       -----                 -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         (230)                   42
                                                                                       -----                 -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (12)                   --

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR                                                                         24                    --
                                                                                       -----                 -----
END OF PERIOD                                                                          $  12                 $  --
                                                                                       =====                 =====

See accompanying Notes to Consolidated Financial Statements.


                                 SOLUTIA INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)

1. BASIS OF PRESENTATION

Solutia Inc. (the "Company" or "Solutia") is an international producer and marketer of a range of high performance chemical-based materials which are used by its customers to make consumer, household, automotive and industrial products. Prior to September 1, 1997, the businesses that form the Company were wholly owned by Monsanto Company ("Monsanto"). On September 1, 1997, Monsanto distributed all of the outstanding shares of common stock of the Company as a dividend to Monsanto stockholders (the "Spinoff"). The distribution resulted in the issuance of one share of the Company's common stock for every five shares of Monsanto common stock held of record as of August 20, 1997. As a result of the Spinoff, the Company became an independent publicly held company listed on the New York Stock Exchange and its operations ceased to be owned by Monsanto. Monsanto and Solutia entered into a number of agreements with respect to the separation of the companies and to provide mechanisms for an orderly transition following the Spinoff.

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto set forth in Solutia's 1997 Annual Report to stockholders and incorporated by reference in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 1998. As indicated in the notes to the audited financial statements included in the Company's 1997 Annual Report, Monsanto provided certain general and administrative services to Solutia prior to the Spinoff. The cost for these services was allocated to Solutia based upon the net capital employed in Solutia's operations, as well as other methods which management believed to be reasonable. In preparation for the Spinoff, Monsanto began a transition plan of separation. As part of this plan, Monsanto discontinued its allocation of corporate expenses for these general and administrative services on April 1, 1997 as these expenses were specifically identified and segregated as part of Solutia's ongoing cost infrastructure.

The accompanying unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


2. INVENTORIES

The components of inventories as of June 30, 1998 and December 31, 1997 were as follows:

                                                            JUNE 30,        DECEMBER 31,
                                                              1998              1997
                                                            --------        ------------
   Finished goods                                            $ 283             $ 259
   Goods in process                                            100                60
   Raw materials and supplies                                  112               148
                                                             -----             -----
   Inventories, at FIFO cost                                   495               467
   Excess of FIFO over LIFO cost                              (147)             (142)
                                                             -----             -----
   Total                                                     $ 348             $ 325
                                                             =====             =====

3. INTERCOMPANY TRANSACTIONS

Included in the Statement of Consolidated Income for the three months and six months ended June 30, 1997 were sales to Monsanto of $13 million and $33 million, respectively, and allocated interest expense of $12 million and $21 million, respectively. Sales were made at Monsanto's established transfer prices. As discussed in Note 1, Monsanto discontinued its allocation of the cost of general and administrative expenses to Solutia, effective April 1, 1997, as part of its transition plan of separation. Such expenses were specifically identified and segregated as part of Solutia's on-going cost infrastructure. Allocated costs from Monsanto for general and administrative services were $12 million for the six months ended June 30, 1997. Interest expense charged to Solutia in 1997 represents an allocation from Monsanto of its total interest expense.


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

Comprehensive income for the three months and six months ended June 30, 1998 and 1997 is detailed as follows:

                                                        THREE MONTHS                      SIX MONTHS
                                                       ENDED JUNE 30,                    ENDED JUNE 30,
                                                   ----------------------             ---------------------
                                                   1998              1997             1998             1997
                                                   ----              ----             ----             ----
NET INCOME                                          $72              $ 62             $136             $127
Foreign currency translation adjustment               4                39               (4)              29
                                                    ---              ----             ----             ----
COMPREHENSIVE INCOME                                $76              $101             $132             $156
                                                    ===              ====             ====             ====


Accumulated other comprehensive income as of June 30, 1998 and December 31, 1997 is detailed as follows:

                                                                JUNE 30, 1998                   DECEMBER 31, 1997
                                                                -------------                   -----------------
Accumulated currency adjustment                                      $15                                $19
Minimum pension liability adjustment                                  (7)                                (7)
                                                                     ---                                ---
ACCUMULATED OTHER COMPREHENSIVE INCOME                               $ 8                                $12
                                                                     ===                                ===


7. SEGMENT DATA

Segment data for the three months and six months ended June 30, 1998 and 1997 were as follows:

                                                                       THREE MONTHS ENDED JUNE 30,
                                                    ----------------------------------------------------------------
                                                                1998                               1997
                                                    -----------------------------      -----------------------------
                                                     NET     INTERSEGMENT               NET     INTERSEGMENT
                                                    SALES       SALES      PROFIT      SALES        SALES     PROFIT
                                                    -----    ------------  ------      -----    ------------  ------
SEGMENT:
   Chemicals                                         $222         $2        $ 54        $251         $ 5       $ 58
   Fibers                                             256         --          62         248          --         36
   Polymers & Resins                                  269         --          78         273          --         80
                                                     ----        ---        ----        ----         ---       ----
SEGMENT TOTALS                                        747          2         194         772           5        174

RECONCILIATION TO CONSOLIDATED TOTALS:
   Sales eliminations                                  (2)        (2)                     (5)         (5)
   Other revenues                                      --                                  3
   Less unallocated service costs:
      Cost of goods sold                                                     (20)                               (20)
      Marketing, administrative and
      technological expenses                                                 (59)                               (57)
   Equity earnings from affiliates                                             6                                  8
   Interest expense                                                          (11)                               (12)
   Other income (expense)-net                                                 (1)                                 1
                                                     ----        ---        ----        ----         ---       ----
CONSOLIDATED TOTALS:

   NET SALES                                         $745        $--                    $770         $--
                                                     ====        ===        ----        ====         ===       ----
   INCOME BEFORE INCOME TAXES                                               $109                               $ 94
                                                                            ====                               ====

                                                                       SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------------------------------------
                                                                1998                                1997
                                                   ------------------------------      -----------------------------
                                                    NET      INTERSEGMENT               NET      INTERSEGMENT
                                                   SALES        SALES      PROFIT      SALES         SALES     PROFIT
                                                   -----     ------------  ------      -----     ------------  ------
SEGMENT:
   Chemicals                                       $  447        $ 4       $ 110      $  480          $  9      $ 109
   Fibers                                             507         --         120         492            --         79
   Polymers & Resins                                  513         --         142         526             5        146
                                                   ------        ---       -----      ------          ----      -----
SEGMENT TOTALS                                      1,467          4         372       1,498            14        334

RECONCILIATION TO CONSOLIDATED TOTALS:
   Sales eliminations                                  (4)        (4)                    (14)          (14)
   Other revenues                                       2                                  5
   Less unallocated service costs:
      Cost of goods sold                                                     (43)                                 (41)
      Marketing, administrative and
      technological expenses                                                (115)                                (101)
   Equity earnings from affiliates                                            12                                   17
   Interest expense                                                          (23)                                 (21)
   Other income (expense)-net                                                  3                                    5
                                                   ------        ---       -----      ------          ----      -----
CONSOLIDATED TOTALS:
   NET SALES                                       $1,465        $--                  $1,489          $ --
                                                   ======        ===       -----      ======          ====      -----
   INCOME BEFORE INCOME TAXES                                              $ 206                                $ 193
                                                                           =====                                =====

Segment profit only includes operating expenses directly attributable to the segment. Unallocated service costs are managed centrally and primarily include costs of technology, engineering and manufacturing services that are provided to the segments.

8.  OTHER EVENT

During June 1998, the Company amended certain of its postretirement health care plans primarily to adjust cost-sharing provisions. The amendment results in $161 million reduction in the Company's accumulated postretirement benefit obligation, which is being amortized over the average remaining service life of plan participants of approximately 12 years.

9.  SUBSEQUENT EVENT

The Company announced that it is reviewing options for its phosphorus derivatives business that include sale, alliance and joint venture, and has retained an investment banking firm to assist in this evaluation. No estimate of the potential outcome can be reasonably determined.


     UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma condensed consolidated statement of income for the three months and six months ended June 30, 1997 give effect to the Spinoff and Solutia's 1997 public debt offering as if the Spinoff and the public debt offering had occurred at January 1, 1997. The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the transactions actually occurred on the date assumed, nor is it necessarily indicative of future consolidated results of operations.

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

                                                        SOLUTIA INC.

                               UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                          THREE MONTHS ENDED JUNE 30, 1997
                                                                  ---------------------------------------------
                                                                                             PRO FORMA
                                                                  HISTORICAL        ---------------------------
                                                                   SOLUTIA          ADJUSTMENTS         SOLUTIA
                                                                  ----------        -----------         -------
NET SALES                                                          $  770              (5) <FA>         $  765
Cost of Goods Sold                                                    581              (2) <FB>            579
                                                                   ------            ----               ------
GROSS PROFIT                                                          189              (3)                 186
Marketing, administrative, and technological expenses                  92               4  <FB>            102
                                                                                        6  <FE>
                                                                   ------            ----               ------
OPERATING INCOME                                                       97             (13)                  84
Equity Earnings from Affiliates                                         8                                    8
Interest Expense                                                      (12)             (5) <FF>            (17)
Other Income (Expense)--Net                                             1                                    1
                                                                   ------            ----               ------
INCOME BEFORE INCOME TAXES                                             94             (18)                  76
Income Taxes                                                           32              (6) <FG>             26
                                                                   ------            ----               ------
NET INCOME                                                         $   62            $(12)              $   50
                                                                   ======            ====               ======
DILUTED EARNINGS PER SHARE                                         $ 0.51                               $ 0.41
                                                                   ======                               ======
Diluted weighted average equivalent shares                          121.8                                121.8
                                                                   ======                               ======

See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.


                                                    SOLUTIA INC.

                            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                           SIX MONTHS ENDED JUNE 30, 1997
                                                                 ----------------------------------------------
                                                                                             PRO FORMA
                                                                 HISTORICAL          --------------------------
                                                                  SOLUTIA            ADJUSTMENTS        SOLUTIA
                                                                 ----------          -----------        -------
NET SALES                                                          $1,489              (9) <FA>         $1,480
Cost of Goods Sold                                                  1,124              (1) <FB>          1,121
                                                                                        1  <FC>
                                                                                       (3) <FD>
                                                                   ------            ----               ------
GROSS PROFIT                                                          365              (6)                 359
Marketing, administrative, and technological expenses                 173              11  <FB>            193
                                                                                       (9) <FD>
                                                                                       18  <FE>
                                                                   ------            ----               ------
OPERATING INCOME                                                      192             (26)                 166
Equity Earnings from Affiliates                                        17                                   17
Interest Expense                                                      (21)            (13) <FF>            (34)
Other Income (Expense)--Net                                             5                                    5
                                                                   ------            ----               ------
INCOME BEFORE INCOME TAXES                                            193             (39)                 154
Income Taxes                                                           66             (14) <FG>             52
                                                                   ------            ----               ------
NET INCOME                                                         $  127            $(25)              $  102
                                                                   ======            ====               ======
DILUTED EARNINGS PER SHARE                                         $ 1.05                               $ 0.84
                                                                   ======                               ======
Diluted weighted average equivalent shares                          121.3                                121.3
                                                                   ======                               ======


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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include all statements regarding expected future cash flows, financial resources, effective changes in accounting due to recently issued accounting standards, benefits from new technology, the cost of remediating the year 2000 issue and the effect of unremediated or undiscovered year 2000 issues on the Company's operations. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, those set forth below as well as general economic and business and market conditions, efficacy of new technology, and increased competitive and/or customer pressure.

RESULTS OF OPERATIONS--SECOND QUARTER 1998 COMPARED WITH THE SECOND QUARTER
1997

Net sales for the quarter decreased as compared with the second quarter of 1997. Declining raw material prices continued to put downward pressure on selected selling prices and have had an effect on all of the Company's segments. In addition, lower volumes in the Chemicals segment contributed to the decline.

Net sales for the Chemicals segment comprised the majority of the decline as compared to net sales in the second quarter of last year. Intermediate products were most significantly affected due to volume reductions and lower average selling prices. The volume drop was caused by planned shutdowns for maintenance and the competitive ammonia market which resulted from excess worldwide supply. The over-supplied ammonia market also caused the majority of the segment's pricing decline. Higher sales volumes, principally in Acrilan(R) and carpet staple, led to the increase in second quarter sales for the Company's Fibers segment. Acrilan(R) volumes were driven by the upholstery and industrial markets. The overall carpet market is strong, particularly in the builder and commercial segments. Also, carpet price increases initiated in the first quarter have remained in place. The decrease in second quarter net sales for the Polymers & Resins segment was principally the result of lower average selling prices offset by volume improvements in the Saflex(R) plastic interlayer and resins business units. Currency exchange rates had a minimal impact on all segment's profitability due to the sourcing of ex-U.S. sales from ex-U.S. manufacturing facilities.

Operating income for Solutia during the second quarter of 1998 increased
$18 million, or 19 percent, from the second quarter of 1997 to $115 million. Operating income for the second quarter of 1997 includes $10 million of pre-tax environmental litigation charges that was offset partially by $8 million of reversals of prior-year restructuring reserves. The improvement in operating income was principally the result of lower raw material costs and good manufacturing performance. Marketing, administration and technology expenses were essentially flat as compared to the same period of 1997.

The decrease in the Chemicals segment profit in the second quarter of 1998 primarily was driven by lower volumes, as discussed above, and average selling prices below those of the prior year. The significant improvement in the Fibers segment profit was attributed to the effect of the sales volume increase previously described, lower raw material costs and good manufacturing performance. Second quarter segment profit for Polymers &
Resins declined slightly versus the second quarter of last year. The decrease resulted primarily because of the effect of lower sales previously discussed and higher manufacturing costs. The higher manufacturing costs were associated with planned downtime for maintenance projects and changeover costs for the Saflex(R) plastic interlayer business unit as it expands production of its new Saflex IIIG(TM) product.

The decrease in "Equity Earnings from Affiliates" was principally the result of lower earnings for the Company's Flexsys L.P. joint venture. The lower earnings were primarily attributed to startup costs associated with the joint venture's PPD2 facility. This new unit will produce 4-amino-diphenylamine, a product that extends the life of rubber products.

RESULTS OF OPERATIONS--FIRST SIX MONTHS 1998 COMPARED WITH FIRST SIX MONTHS
1997

Net sales for the six months ended June 30, 1998 decreased slightly as compared to the same period of 1997. This decline was driven by lower average selling prices in all segments and unfavorable currency exchange rates, offset by volume improvements.

The Chemicals segment's net sales declined as compared to the previous year primarily due to lower average selling prices for intermediates and lower volume of phosphorus and derivative products. Intermediates price declines resulted from formula pricing that passed decreased raw material prices on to customers. The lower volume experienced in phosphorus and derivatives was due to price reduction actions by competitors. Significantly higher carpet staple and Acrilan(R) volumes more than offset price decreases in the Fibers segment. Carpet volume increases were due to strong builder and commercial sales and new Wear-Dated(R) introductions while Acrilan(R) volume improvements were driven by the upholstery and industrial markets. Price reductions in the Fibers segment were caused by competitive pressures on carpet staple despite a recent price increase. In the Polymers & Resins segment, price deterioration and unfavorable currency exchange rate movements caused sales to be lower than the comparable 1997 period. These events were offset partially, however by volume improvements. Lower average selling prices were felt most significantly by the Company's Saflex(R) plastic interlayer unit and the resins business. Such price declines were caused by competitor actions seeking volume increases through price reductions and lower raw material costs. Unfavorable currency exchange rate movements had an impact on Saflex(R) plastic interlayer selling prices also.

Operating income for the first six months of 1998 was $214 million, which represented an increase of $22 million over the comparable period of 1997. The improvement in operating income was due largely to lower raw material prices and good manufacturing performance. Additionally, the 1997 period contains
$12 million of pre-tax charges primarily associated with the adoption of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." In addition, this year-over-year comparison was affected by the inclusion in 1998 of stand-alone expenses for certain general and administrative services that were previously provided by Monsanto. As discussed in note 1 of the "Notes to the Consolidated Financial Statements," Monsanto provided these services prior to the Spinoff under a cost allocation arrangement. If Solutia had operated as a stand-alone entity for all of 1997, management estimates that general and administrative services would have been higher by approximately $6 million in order to reflect the cost of replacing the services represented by these allocations.

Profit in the Chemicals segment was essentially unchanged from the same period of the prior year due to lower average selling prices offsetting the segment's good manufacturing performance. The significant improvement in the Fibers segment profit resulted from volume increases, good manufacturing performance and lower raw material costs offset by lower average selling prices. Polymers & Resins segment profit declined slightly due to the lower sales discussed above and higher manufacturing costs. Increased manufacturing costs resulted from planned downtime for maintenance projects and changeover costs of the Saflex(R) plastic interlayer business unit as it expands production of its new Saflex IIIG(TM) product.

Equity Earnings from Affiliates was lower for the 1998 six-month period as compared to the 1997 period primarily due to the lower earnings from the Company's Flexsys L.P. joint venture. The lower earnings were primarily attributed to start-up costs associated with the joint venture's PPD2 facility. The new unit will produce 4-amino-diphenylamine, a product that extends the life of rubber products.

LIQUIDITY AND CAPITAL RESOURCES

Solutia's working capital at June 30, 1998 increased to $217 million from $106 million at December 31, 1997, primarily due to increased inventories and decreased short-term debt offset by increased accounts payable and miscellaneous accruals. Inventories were increased during the six-month period to prepare for planned maintenance shutdowns and the introductions of new Saflex(R) plastic interlayer and nylon industrial products. The increase in accounts payable resulted from longer payment terms obtained after December 31, 1997.

The Company continues to focus on reducing its outstanding short-term debt. During the quarter, approximately $105 million of commercial paper was repaid. Since the September 1, 1997 spin-off, Solutia has repaid approximately $415 million of debt.

During the second quarter of 1998, approximately 1.0 million shares of common stock were repurchased under the Company's previously announced stock repurchase program for approximately $27 million. To date, approximately 3.3 million shares of the authorized 5 million shares have been repurchased.

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

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This statement will be effective for the Company's financial statements for the year ended December 31, 1999. The adoption of SOP 98-5 is not expected to have a material impact on the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the Statement of Consolidated Financial Position at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of
net investments in foreign operations.   Changes in the fair value of
derivatives that do not meet the criteria for hedges would be recognized in the Statement of Consolidated Income. This statement will be effective for the Company beginning January 1, 2000. The Company is evaluating SFAS No. 133 and has not determined its effect on the consolidated financial statements.

THE YEAR 2000 ISSUE

The year 2000 ("Y2K") issue refers to the inability of a date-sensitive computer program to recognize a two-digit date field designated "00" as the year 2000. Mistaking "00" for 1900 could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty.

During 1997, the Company completed an initial assessment of the magnitude of its Y2K issue relating to information systems and determined that significant portions of its software required modification or repair to properly function
beyond December 31, 1999.   The majority of the Company's Y2K issue is being
addressed through the implementation of software licensed from SAP AG which is Y2K compliant. Assessment and remediation of issues that are not covered by the SAP implementation, including process control systems and embedded chips, are also continuing with the assistance of external resources and third-party software vendors. In addition, the Company is developing a testing program to be carried out in 1999 as well as contingency plans. The Company is communicating with its suppliers and customers to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Y2K issue. The implementation of SAP and the evaluation and remediation of other Y2K issues is continuing and remains on-track for completion during mid-1999. To date, the Company has incurred approximately
$5 million related to Y2K remedial work, excluding the cost of SAP implementation. Additional costs to evaluate and remediate the remaining issues are currently estimated to be in the range of $5 - $10 million and will be expensed as incurred over the last six months of 1998 and 1999.

Based on the status of the SAP implementation and the remediation of other issues, management does not expect the Y2K issue to pose significant
operational problems for the Company.   However, if the SAP implementation
and remediation of other issues are not completed or if problems are not identified and remediated on a timely basis, Y2K could have a material adverse effect on the Company, depending on the nature and extent of any remaining non-compliance. Furthermore, if the Company's customers and suppliers fail to rectify their Y2K issues in their own systems the resultant effect on the Company may be material.

The estimated costs and date of completion of Y2K remediation are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability or certain resources, third-party modification plans, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to identify and correct all relevant computer codes and embedded chips.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company's Report on Form 10-K for the year ended December 31, 1997, and the Company's Report on Form 10-Q for the quarter ended March 31, 1998, described a number of lawsuits and a related claim against Monsanto regarding the alleged discharge of hazardous substances, including polychlorinated
biphenyls ("PCBs") from the Anniston, Alabama plant site.   On June 17, 1998
the Company arrived at an agreement in principle to settle the action brought in Circuit Court for Calhoun County by one of the churches near the plant for a payment of $2.5 million and the purchase in January 1999 of a new air-conditioned van for the church.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders on April 22, 1998, five matters were submitted to a vote of stockholders.

      1. The following directors were elected, each to hold office for a three-year term that will expire at the Annual Meeting of Stockholders in 2001 (or until their respective successors are elected and qualified, or until their earlier death, resignation, or removal). Votes were cast as follows:

                                                                   VOTES
                                                 VOTES           "WITHHOLD
                    NAME                         "FOR"           AUTHORITY"
                    ----                         -----           ----------
            John C. Hunter III                101,725,843         1,595,320
            William D. Ruckelshaus            101,672,100         1,649,063
            John B. Slaughter                 101,681,697         1,639,466

            The following directors are continuing current terms expiring at the Annual Meeting of Stockholders in 1999: Joan T. Bok, Howard
            M. Love, and Robert G. Potter.

            The following directors are continuing terms expiring at the Annual Meeting of Stockholders in 2000: Robert T. Blakely, Paul
            H. Hatfield, Robert H. Jenkins, and Frank A. Metz, Jr.

      2. The Solutia Inc. 1997 Stock-Based Incentive Plan was approved by the stockholders. A total of 76,964,604 votes were cast in favor of the plan, 24,983,562 votes were cast against it, and 1,372,997 votes were counted as abstentions.

      3. The Solutia Inc. Annual Incentive Plan was approved by the stockholders. A total of 95,224,110 votes were cast in favor of the plan, 6,670,707 votes were cast against it, and 1,426,346 votes were counted as abstentions.

      4. The Solutia Inc. 1998-1999 Long-Term Incentive Plan was approved by the stockholders. A total of 94,990,212 votes were cast in favor of the plan, 6,752,925 votes were cast against it, and 1,578,026 votes were counted as abstentions.

      5. The appointment by the Board of Directors of Deloitte & Touche L.L.P. as principal independent auditors for the year 1998 was ratified by the stockholders. A total of 102,190,050 votes were cast in favor of ratification, 581,829 votes were cast against it, and 549,284 votes were counted as abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits -- See the Exhibit index at page 14 of this report.

(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SOLUTIA INC.
                             --------------------------------------
                                          (Registrant)





                                        /s/ ROGER S. HOARD
                             --------------------------------------
                                 (Vice President and Controller)
                               (On behalf of the Registrant and as
                                   Principal Accounting Officer)





Date: July 24, 1998

                                  EXHIBIT INDEX

      These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
  2     Omitted - Inapplicable

  3     Omitted - Inapplicable

  4     Omitted - Inapplicable

 10     1.    Solutia Inc. Annual Incentive Plan (incorporated herein by reference to Appendix A of the Solutia Inc. Notice of Annual
              Meeting and Proxy Statement dated March 11, 1998)

        2. Solutia Inc. 1998-1999 Long-Term Incentive Plan (incorporated herein by reference to Appendix B of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 11, 1998)

 11     Omitted -- Inapplicable; see "Statement of Consolidated Income" on page 1.

 15     Omitted -- Inapplicable

 18     Omitted -- Inapplicable

 19     Omitted -- Inapplicable

 22     Omitted -- Inapplicable

 23     Omitted -- Inapplicable

 24     Omitted -- Inapplicable

 27     Financial Data Schedule

 99     Omitted -- Inapplicable
