Form 10-Q
period 1998-09-30
SOLUTIA INC
filed 1998-10-23
CIK 1043382

===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

       (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                (314) 674-1000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---    ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                     OUTSTANDING AT
                     CLASS                         SEPTEMBER 30, 1998
                     -----                         ------------------

         COMMON STOCK, $0.01 PAR VALUE             114,610,654 SHARES
         -----------------------------             ------------------

===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SOLUTIA INC.

                       STATEMENT OF CONSOLIDATED INCOME
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                                               THREE MONTHS           NINE MONTHS
                                                                                   ENDED                 ENDED
                                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                                             ----------------      -----------------
                                                                              1998      1997        1998       1997
                                                                             ------    ------      ------     ------
NET SALES................................................................     $ 703     $ 749      $2,168     $2,238
Cost of Goods Sold.......................................................       515       576       1,587      1,700
                                                                              -----     -----      ------     ------
GROSS PROFIT.............................................................       188       173         581        538
Marketing Expenses.......................................................        35        32         109        103
Administrative Expenses..................................................        36        30         101         93
Technological Expenses...................................................        22        23          62         62
                                                                              -----     -----      ------     ------
OPERATING INCOME.........................................................        95        88         309        280
Equity Earnings from Affiliates..........................................         5         8          17         25
Interest Expense.........................................................       (11)      (10)        (34)       (31)
Other Income (Expense)--Net..............................................        (1)        4           2          9
                                                                              -----     -----      ------     ------
INCOME BEFORE INCOME TAXES...............................................        88        90         294        283
Income Taxes.............................................................        30        34         100        100
                                                                              -----     -----      ------     ------
NET INCOME...............................................................     $  58     $  56      $  194     $  183
                                                                              =====     =====      ======     ======
BASIC EARNINGS PER SHARE.................................................     $0.50     $0.47      $ 1.67     $ 1.55
                                                                              =====     =====      ======     ======
DILUTED EARNINGS PER SHARE...............................................     $0.47     $0.46      $ 1.56     $ 1.49
                                                                              =====     =====      ======     ======
Weighted Average Equivalent Shares (in millions):
  Basic..................................................................     115.6     118.4       116.3      118.4
  Effect of Dilutive Securities:
    Common share equivalents--common stock issuable
      upon exercise of outstanding stock options.........................       7.4       4.6         7.7        4.3
                                                                              -----     -----       -----      -----
  Diluted................................................................     123.0     123.0       124.0      122.7
                                                                              =====     =====       =====      =====

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                 STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                             (DOLLARS IN MILLIONS)


                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                                      1998          1997
                                                                                 -------------  ------------
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents..........................................................  $   63      $   24
Trade receivables, net of allowance of $6 in 1998 and 1997.........................     424         425
Miscellaneous receivables and prepaid expenses.....................................     126         136
Deferred income tax benefit........................................................      87          91
Inventories........................................................................     355         325
                                                                                     ------      ------
TOTAL CURRENT ASSETS...............................................................   1,055       1,001

PROPERTY, PLANT AND EQUIPMENT:
Land...............................................................................      17          17
Buildings..........................................................................     371         357
Machinery and equipment............................................................   2,763       2,707
Construction in progress...........................................................     116         107
                                                                                     ------      ------
Total property, plant and equipment................................................   3,267       3,188
Less accumulated depreciation......................................................   2,359       2,265
                                                                                     ------      ------
NET PROPERTY, PLANT AND EQUIPMENT..................................................     908         923

INVESTMENT IN AFFILIATES...........................................................     400         423
LONG-TERM DEFERRED INCOME TAX BENEFIT..............................................     292         300
OTHER ASSETS.......................................................................     137         121
                                                                                     ------      ------
TOTAL ASSETS.......................................................................  $2,792      $2,768
                                                                                     ======      ======
                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable...................................................................  $  281      $  221
Wages and benefits.................................................................      98         106
Restructuring reserves.............................................................      22          40
Miscellaneous accruals.............................................................     400         335
Short-term debt....................................................................     --          193
                                                                                     ------      ------
TOTAL CURRENT LIABILITIES..........................................................     801         895

LONG-TERM DEBT.....................................................................     597         597
POSTRETIREMENT LIABILITIES.........................................................     967         958
OTHER LIABILITIES..................................................................     442         449

STOCKHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
  Issued: 118,400,635 shares in 1998 and 1997......................................       1           1
  Additional contributed capital...................................................    (128)       (119)
  Treasury stock, at cost (3,789,981 shares in 1998 and 992,828 shares in 1997)....    (102)        (22)
Unearned ESOP shares...............................................................     (27)        (31)
Accumulated other comprehensive income.............................................      23          12
Reinvested earnings................................................................     218          28
                                                                                     ------      ------
STOCKHOLDERS' DEFICIT..............................................................     (15)       (131)
                                                                                     ------      ------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT........................................  $2,792      $2,768
                                                                                     ======      ======

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                      STATEMENT OF CONSOLIDATED CASH FLOW
                             (DOLLARS IN MILLIONS)


                                                                                                      NINE MONTHS
                                                                                                         ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                   ----------------
                                                                                                    1998      1997
                                                                                                   ------    ------
INCREASE IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income........................................................................................  $ 194     $ 183
Adjustments to reconcile to Cash From Operations:
    Items that did not use (provide) cash:
        Deferred income taxes.....................................................................     11        36
        Depreciation and amortization.............................................................    103       105
        Other.....................................................................................     24       (30)
    Working capital changes that provided (used) cash:
        Accounts receivable.......................................................................      1       (56)
        Inventories...............................................................................    (30)      (24)
        Accounts payable and accrued liabilities..................................................     88      (111)
        Other.....................................................................................     19      (100)
    Other items...................................................................................    (11)      (19)
                                                                                                    -----     -----
CASH FROM OPERATIONS..............................................................................    399       (16)
                                                                                                    -----     -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases...........................................................    (84)     (126)
Acquisition and investment payments...............................................................     (1)       (2)
Investment and property disposal proceeds.........................................................      8       --
                                                                                                    -----     -----
CASH FROM INVESTING ACTIVITIES....................................................................    (77)     (128)
                                                                                                    -----     -----

FINANCING ACTIVITIES:
Net transactions with Monsanto Company............................................................    --        292
Net repayment of debt obligations.................................................................   (190)      (56)
Treasury stock purchases..........................................................................   (113)      --
Dividend payments.................................................................................     (4)      --
Common stock issued under employee stock plans....................................................     24       --
                                                                                                    -----     -----
CASH FROM FINANCING ACTIVITIES....................................................................   (283)      236
                                                                                                    -----     -----

INCREASE IN CASH AND CASH EQUIVALENTS.............................................................     39        92

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.................................................................................     24       --
                                                                                                    -----     -----
END OF PERIOD.....................................................................................  $  63     $  92
                                                                                                    =====     =====

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

1. BASIS OF PRESENTATION

    Solutia Inc. (the "company" or "Solutia") is an international producer and marketer of a range of high performance chemical-based materials which are used by its customers to make consumer, household, automotive and industrial products. Prior to September 1, 1997, the businesses that form the company were wholly owned by Monsanto Company ("Monsanto"). On September 1, 1997, Monsanto distributed all of the outstanding shares of common stock of the company as a dividend to Monsanto stockholders (the "Spinoff"). The distribution resulted in the issuance of one share of the company's common stock for every five shares of Monsanto common stock held of record as of August 20, 1997. As a result of the Spinoff, Solutia became an independent publicly held company listed on the New York Stock Exchange and its operations ceased to be owned by Monsanto. Monsanto and Solutia entered into a number of agreements with respect to the separation of the companies and to provide mechanisms for an orderly transition following the Spinoff.

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

    The accompanying unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

    The components of inventories as of September 30, 1998 and December 31, 1997 were as follows:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         1998            1997
                                                     -------------   ------------
Finished goods.......................................   $ 275          $ 259
Goods in process.....................................      79             60
Raw materials and supplies...........................     127            148
                                                        -----          -----
Inventories, at FIFO cost............................     481            467
Excess of FIFO over LIFO cost........................    (126)          (142)
                                                        -----          -----
TOTAL................................................   $ 355          $ 325
                                                        =====          =====

3. INTERCOMPANY TRANSACTIONS

    Included in the Statement of Consolidated Income for the three months and nine months ended September 30, 1997 were sales to Monsanto of $9 million and $42 million, respectively, and allocated interest expense of $5 million and $26 million, respectively. Sales were made at Monsanto's established transfer prices. Interest expense charged to Solutia in 1997 represents an allocation from Monsanto of its total interest expense. As discussed in Note 1, Monsanto discontinued its allocation of the cost of general and administrative expenses to Solutia, effective April 1, 1997, as part of its transition plan of separation. Such expenses were specifically identified and segregated as part of Solutia's on-going cost infrastructure. Allocated costs from Monsanto for general and administrative services were $12 million for the nine months ended September 30, 1997.

4. CONTINGENCIES

    Monsanto is a party to a number of lawsuits and claims relating to Solutia, for which Solutia has assumed responsibility in the Spinoff. In addition, Solutia is also a named party in a number of lawsuits and claims directly. Solutia intends to defend all suits and claims vigorously. Such matters arise out of the normal course of business and relate to product liability; government regulation, including environmental issues; employee relations; and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation will not have a material adverse effect on Solutia's consolidated financial position, profitability or liquidity in any one year, as applicable.

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

6. COMPREHENSIVE INCOME

    Effective January 1, 1998, Solutia adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes the standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income and several other items that were recognized directly in reinvested earnings under previous accounting standards.

    Comprehensive income for the three months and nine months ended September 30, 1998 and 1997 is detailed as follows:

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             ------------------     -----------------
                                                             1998          1997     1998         1997
                                                             ----          ----     ----         ----
NET INCOME.................................................. $58           $56      $194         $183
Foreign currency translation adjustment.....................  15            (9)       11           20
                                                             ---           ---      ----         ----
COMPREHENSIVE INCOME........................................ $73           $47      $205         $203
                                                             ===           ===      ====         ====

    Accumulated Other Comprehensive Income as of September 30, 1998 and December 31, 1997 is detailed as follows:

                                                       SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                       ------------------      -----------------
Accumulated currency adjustment.....................           $30                    $19
Minimum pension liability adjustment................            (7)                    (7)
                                                               ---                    ---
ACCUMULATED OTHER COMPREHENSIVE INCOME..............           $23                    $12
                                                               ===                    ===

7. OTHER EVENTS

    During the quarter, the company announced that it plans to sell its phosphorus derivatives business and has retained an investment banking firm to assist in the sale.

    In the 1998 second quarter, the company amended certain of its postretirement health care plans primarily to adjust cost-sharing provisions. The amendment results in a $161 million reduction in the company's accumulated postretirement benefit obligation, which is being amortized over the average remaining service life of plan participants of approximately 12 years.

8. SEGMENT DATA

    Segment data for the three months and nine months ended September 30, 1998 and 1997 were as follows:

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------------------------
                                                             1998                                       1997
                                              -----------------------------------        -----------------------------------
                                               NET       INTERSEGMENT                     NET       INTERSEGMENT
                                              SALES          SALES         PROFIT        SALES          SALES         PROFIT
                                              -----      ------------      ------        -----      ------------      ------
SEGMENT:
  Chemicals..............................     $228          $   1           $ 63         $246          $   6           $ 63
  Fibers.................................      241            --              56          253            --              48
  Polymers & Resins......................      235            --              64          255            --              60
                                              ----          -----           ----         ----          -----           ----
SEGMENT TOTALS...........................      704              1            183          754              6            171

RECONCILIATION TO CONSOLIDATED TOTALS:
  Sales eliminations.....................       (1)            (1)                         (6)            (6)
  Other revenues.........................      --                                           1
  Less unallocated service costs:
    Cost of goods sold...................                                    (25)                                       (28)
    Marketing, administrative and
      technological expenses.............                                    (63)                                       (55)
  Equity earnings from affiliates........                                      5                                          8
  Interest expense.......................                                    (11)                                       (10)
  Other income (expense)--net............                                     (1)                                         4
                                              ----          -----                        ----          -----
CONSOLIDATED TOTALS:
  NET SALES..............................     $703          $ --                         $749          $ --
                                              ====          =====           ----         ====          =====           ----
  INCOME BEFORE INCOME TAXES.............                                   $ 88                                       $ 90
                                                                            ====                                       ====

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------
                                                         1998                                     1997
                                          ----------------------------------       ----------------------------------
                                           NET      INTERSEGMENT                    NET      INTERSEGMENT
                                          SALES         SALES         PROFIT       SALES         SALES         PROFIT
                                          -----     ------------      ------       -----     ------------      ------
SEGMENT:
  Chemicals...........................   $  675        $   5          $ 173       $  726         $  15         $ 172
  Fibers..............................      748          --             176          745           --            127
  Polymers & Resins...................      748          --             206          781             5           206
                                         ------        -----          -----       ------         -----         -----
SEGMENT TOTALS........................    2,171            5            555        2,252            20           505

RECONCILIATION TO CONSOLIDATED TOTALS:
  Sales eliminations..................       (5)          (5)                        (20)          (20)
  Other revenues......................        2                                        6
  Less unallocated service costs:
    Cost of goods sold................                                  (68)                                     (69)
    Marketing, administrative and
      technological expenses..........                                 (178)                                    (156)
  Equity earnings from affiliates.....                                   17                                       25
  Interest expense....................                                  (34)                                     (31)
  Other income (expense)--net.........                                    2                                        9
                                         ------        -----                      ------         -----
CONSOLIDATED TOTALS:
  NET SALES...........................   $2,168        $ --                       $2,238         $ --
                                         ======        =====          -----       ======         =====         -----
  INCOME BEFORE INCOME TAXES..........                                $ 294                                    $ 283
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

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The following unaudited pro forma condensed consolidated statement of income for the three months and nine months ended September 30, 1997 give effect to the Spinoff and Solutia's 1997 public debt offering as if the Spinoff and the public debt offering had occurred at January 1, 1997. The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the transactions actually occurred on the date assumed, nor is it necessarily indicative of future consolidated results of operations.

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

                                 SOLUTIA INC.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                                                   THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                                               --------------------------------------------
                                                                                                        PRO FORMA
                                                                               HISTORICAL      ----------------------------
                                                                                 SOLUTIA       ADJUSTMENTS          SOLUTIA
                                                                               ----------      -----------          -------
NET SALES....................................................................     $ 749                             $  749
Cost of Goods Sold...........................................................       576                                576
                                                                                  -----                              -----
GROSS PROFIT.................................................................       173                                173
Marketing, Administrative and Technological Expenses.........................        85         $  3  <FB>              95
                                                                                                   7  <FE>
                                                                                  -----         ----                 -----
OPERATING INCOME.............................................................        88          (10)                   78
Equity Earnings from Affiliates..............................................         8                                  8
Interest Expense.............................................................       (10)          (6) <FF>             (16)
Other Income (Expense)--Net..................................................         4                                  4
                                                                                  -----         ----                 -----
INCOME BEFORE INCOME TAXES...................................................        90          (16)                   74
Income Taxes.................................................................        34           (6) <FG>              28
                                                                                  -----         ----                 -----
NET INCOME...................................................................     $  56         $(10)                $  46
                                                                                  =====         ====                 =====
DILUTED EARNINGS PER SHARE...................................................     $0.46                              $0.37
                                                                                  =====                              =====
Diluted Weighted Average Equivalent Shares...................................     123.0                              123.0
                                                                                  =====                              =====

See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
Statements.

                                 SOLUTIA INC.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                               -------------------------------------------
                                                                                                       PRO FORMA
                                                                               HISTORICAL      ---------------------------
                                                                                 SOLUTIA       ADJUSTMENTS         SOLUTIA
                                                                               ----------      -----------         -------
NET SALES....................................................................    $2,238        $ (9) <FA>          $2,229
Cost of Goods Sold...........................................................     1,700          (1) <FB>           1,697
                                                                                                  1  <FC>
                                                                                                 (3) <FD>
                                                                                 ------        ----                ------
GROSS PROFIT.................................................................       538          (6)                  532
Marketing, Administrative and Technological Expenses.........................       258          14  <FB>             288
                                                                                                 (9) <FD>
                                                                                                 25  <FE>
                                                                                 ------        ----                ------
OPERATING INCOME.............................................................       280         (36)                  244
Equity Earnings from Affiliates..............................................        25                                25
Interest Expense.............................................................       (31)        (19) <FF>             (50)
Other Income (Expense)--Net..................................................         9                                 9
                                                                                 ------        ----                ------
INCOME BEFORE INCOME TAXES...................................................       283         (55)                  228
Income Taxes.................................................................       100         (20) <FG>              80
                                                                                 ------        ----                ------
NET INCOME...................................................................    $  183        $(35)               $  148
                                                                                 ======        ====                ======
DILUTED EARNINGS PER SHARE...................................................    $ 1.49                            $ 1.21
                                                                                 ======                            ======
Diluted Weighted Average Equivalent Shares...................................     122.7                             122.7
                                                                                 ======                            ======

See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
Statements.

                                       9

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding expected future cash flows, financial resources, effective changes in accounting due to recently issued accounting standards, benefits from new technology, the cost of remediating the year 2000 issue and the effect of any unremediated or undiscovered year 2000 issues on the Company's operations. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, those set forth below as well as general economic and business and market conditions, efficacy of new technology, and increased competitive and/or customer pressure.

RESULTS OF OPERATIONS--THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

    Third quarter 1998 net sales decreased by 6 percent as compared with the third quarter of 1997. The net sales decline affected all segments and resulted primarily from lower average selling prices. This selling price erosion was driven by contract pricing tied to key raw material costs and the general softening of selling prices.

  Chemicals Segment

    Net sales declines in the Chemicals segment occurred as a result of both average selling price and volume declines. Average selling price and volume reductions were caused, in part, by the worldwide excess supply of ammonia that continued through the 1998 third quarter. Also, phosphorus derivatives products experienced a net sales decrease that resulted entirely from volume slowdowns. The volume reductions occurred primarily in phosphoric acid and wildfire products, which offset strong food phosphates volumes. A portion of the net sales decline was offset by improved sales volumes of ammonia and chlorobenzenes.

    Segment profit for the 1998 third quarter was flat as compared to the 1997 third quarter. Raw material prices decreased slightly faster than average selling prices, however any potential increase in segment profit was offset by turnaround maintenance costs at several facilities.

  Fibers Segment

    The Fibers segment net sales for the 1998 third quarter were down approximately 5 percent versus the same period of 1997. Carpet net sales increased 5 percent on higher volumes that were offset partially by lower average selling prices. Overall, the carpet market remained strong through the quarter, particularly in the branded staple area. Net sales declines of Acrilan(R) acrylic fiber, however, more than offset any segment sales gains from carpet products. Export volumes and export average selling prices for Acrilan(R) acrylic fibers have declined significantly as selling prices in Asia have dropped to a level such that margins on sales to the region are not attractive. The company continues to supply certain long-standing customers, at prices with minimal margins. In addition, price declines that originated in Asia are spreading to Latin America and, to a lesser extent, to North America as competitors seek substitute markets to maintain product volumes.

    Profit in the Fibers segment increased approximately 17 percent in the third quarter of 1998 from the comparable prior year's quarter. Lower raw material costs and other cost reductions occurred in all Fibers segment businesses. These cost reductions as well as the strong manufacturing performance at the carpet facilities were the primary drivers of the segment profit improvement.

  Polymers & Resins Segment

    Each of the businesses in the Polymers & Resins segment experienced net sales decreases in the 1998 third quarter versus the 1997 third quarter. Sales volumes of Saflex(R) plastic interlayer were affected by the General Motors strike and lower sales to Asia and Latin America resulting from the financial turmoil in those areas. Average selling prices for Saflex(R) plastic interlayer also declined due to competitive pressures. Nylon Plastics & Polymer experienced both average selling price and volume decreases. Both decreases resulted from lower Asian demand which offset volume gains in Europe.

    Polymers & Resins segment profit for the 1998 third quarter increased
7 percent from the third quarter of 1997 segment profit. Lower net sales were more than offset by good manufacturing performance, lower raw material costs and other cost reductions.

  Operating Income

    Operating income for the third quarter of 1998 increased approximately 8 percent over the comparable period of the prior year. The increase was driven by increased gross margins offset by increased administrative costs. Administrative costs were higher due primarily to employee benefit cost increases.

  Equity Earnings from Affiliates

    Equity Earnings from Affiliates was lower in the 1998 third quarter as compared to the 1997 third quarter due to a loss at the Quimica joint venture. Quimica's loss occurred as a result of start-up costs for Saflex IIIG(TM) plastic interlayer production and the devaluation of the Mexican peso.

RESULTS OF OPERATIONS--FIRST NINE MONTHS 1998 COMPARED WITH FIRST NINE MONTHS
1997

    For the nine-month period ended September 30, 1998, net sales declined approximately 3 percent as compared to the same period of 1997. The decline was caused by lower average selling prices in all segments offset partially by improved product volumes.

  Chemicals Segment

    The Chemicals segment's net sales declined by approximately 7 percent as compared to the previous year due to lower average selling prices for intermediate products and lower phosphorus derivative product volumes. Formula contracts, where raw material price decreases are passed on to customers in the form of lower prices, caused the majority of the average selling price decreases. The lower volume experienced in phosphorus and derivatives was due to price reduction actions by competitors.

    Profit in the Chemicals segment was essentially flat with the same period of the prior year due to lower average selling price offsetting the segment's good manufacturing performance.

  Fibers Segment

    Significantly higher carpet staple volumes were almost fully offset by average selling price decreases in all businesses of the Fibers segment. Carpet volume increases were due to strong builder and commercial sales and new introductions of Wear-Dated(R) brand products. Price reductions in the Fibers segment were caused by competitive pressures on carpet staple despite a first quarter 1998 price increase, and lower pricing of Acrilan(R) acrylic fibers due to the financial crises in the company's export markets. For both the carpet and Acrilan(R) acrylic fiber products, the majority of the average selling price declines occurred during the third quarter. Year-over-year price declines caused by lower priced imports also affected the Nylon Industrial products.

    Fibers segment profit increased significantly on carpet volume increases, reduced raw material costs and other cost reductions in all businesses.

  Polymers & Resins Segment

    Polymers & Resins segment net sales declines were driven primarily by softer pricing and, to lesser extents, by unfavorable currency exchange rate movements and lower volumes. Lower average selling prices were felt most significantly by the Company's Saflex(R) plastic interlayer unit and the resins business where competitors sought to increase market share through price reductions. Unfavorable currency exchange rate movements had an impact on Saflex(R) plastic interlayer selling prices also. The effect of currency exchange rates on the Company's operating income was minimal, however, due to ex-U.S. sales sourcing from ex-U.S. operations. Lower volumes resulted from greater internal consumption of nylon polymer.

    Polymers & Resins segment profit for the nine-month period was flat as compared to the same period of the prior year. The lower sales discussed above and higher manufacturing costs were offset by reduced raw material costs. Increased manufacturing costs resulted from planned downtime for maintenance projects and changeover costs at the Saflex(R) plastic interlayer production sites as they expand production of the new Saflex IIIG(TM) plastic interlayer product.

  Operating Income

    Operating income for the first nine months of 1998 was $309 million, an increase of $29 million over the comparable period of 1997. The 1997 period contains $12 million of pre-tax charges associated primarily with the adoption of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." In addition, this year-over-year comparison was affected in 1998 by the inclusion of stand-alone expenses for certain general and administrative services that were provided by Monsanto during 1997. As discussed in note 1 of the "Notes to the Consolidated Financial Statements," Monsanto provided these services prior to the Spinoff under a cost allocation arrangement. If Solutia had operated as a stand-alone entity for all of 1997, management estimates that general and administrative services would have been higher by approximately $6 million in order to reflect the cost of replacing the services represented by these allocations. After considering these events, the improvement in operating income was due largely to lower raw material costs, other cost reductions and good manufacturing performance.

  Equity Earnings from Affiliates

    Equity Earnings from Affiliates was lower for the nine-month period of 1998 as compared to 1997 primarily due to the lower earnings from the Company's Flexsys L.P. joint venture. The lower earnings were attributed to start-up costs associated with this joint venture's PPD2 facility and unfavorable currency exchange fluctuations offset by improved sales volumes. The new unit produces 4-amino-diphenylamine, a product that extends the life of rubber products. In addition, the Quimica joint venture was affected by start-up costs for Saflex IIIG(TM) plastic interlayer production and the devaluation of the Mexican peso.

LIQUIDITY AND CAPITAL RESOURCES

    Solutia's working capital at September 30, 1998 increased to $254 million from $106 million at December 31, 1997, primarily due to higher cash balances and decreased short-term debt. This was the result of the company's strong cash flow from operations.

    Solutia completed the repayment of its outstanding commercial paper during the third quarter. Since the September 1, 1997 spin-off, the company repaid approximately $429 million of debt.

    During the third quarter of 1998, the company completed the 5 million share stock repurchase program announced in September 1997 by purchasing an additional 1.7 million shares of common stock. The cost for shares repurchased during the quarter was approximately $43 million.

    On October 1, 1998, the company announced a second 5 million share repurchase program. Repurchases under this second program will begin in the fourth quarter of 1998 and are currently anticipated to be completed by about year-end 1999.

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

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the Statement of Consolidated Financial Position at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges would be recognized in the Statement of Consolidated Income. This statement will be effective for the Company beginning January 1, 2000. The Company is evaluating SFAS No. 133 and has not determined its effect on the consolidated financial statements.

THE YEAR 2000 ISSUE

  Overview

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

    During 1996, Solutia began the process of addressing its Y2K issues. The process includes six steps: 1) plan, 2) inventory, 3) assess, 4) remediate, 5) test, 6) develop contingency plans. The planning phase was completed during 1997 and resulted in the Y2K issues being managed around five functional areas. The functional areas that were identified are business applications, process control (including embedded chip), supply chain, information technology ("IT") technical infrastructure and customer issues.

  Y2K Issues

    Solutia inventoried and assessed its business applications during 1997. At that time, the company determined that significant portions of its software required modification or repair to properly function beyond December 31, 1999. Solutia is addressing the majority of these Y2K issues through the previously planned installation of software licensed from SAP AG which is Y2K compliant. The implementation of SAP involves a series of transitions, the first of which occurred in January 1997. Subsequent implementations have progressed in accordance with the transition schedule. Through September 30, 1998, the SAP project is on schedule with approximately 70 percent of the company now on SAP. The final transition to SAP is scheduled to occur on March 31, 1999. Critical issues that are not addressed by SAP are in the process of being remediated. The company expects to complete remediation of all critical business applications by the end of March 1999. Y2K integrated testing of SAP and non-SAP systems will occur during mid-1999.

    The management of Y2K issues in the process control area is split between primary process control systems and devices with embedded chips.

    Primary process control systems were inventoried and assessed during late 1997. Remediation and testing efforts are underway. Some slippage from schedules has occurred as resources are temporarily redirected to other Y2K areas. However, the company expects that critical issues in this area will be completed on schedule by the end of the second quarter of 1999, with the exception of a small portion of systems that will be repaired and tested during planned plant shutdowns in the second half of 1999.

    The inventory of the company's devices with embedded chip systems is complete. The assessment of those devices is in process and will be principally complete by the end of November 1998. Critical systems in this area will be renovated and tested by the end of the second quarter 1999, with the exception of a small portion of systems that will be repaired during planned plant shutdowns in the second half of 1999.

    Solutia has identified those companies in the supply chain which provide materials, products or services that are critical to the company's operations. Critical suppliers' Y2K issues are being assessed through the use of questionnaires and other inquiries. Approximately half of the company's critical suppliers have either completed their remediation efforts or have plans to complete their remediation by mid-1999. Investigation of the remaining Y2K issues with critical suppliers is continuing on schedule. Audits of selected suppliers to verify the completion of their remediation are planned for 1999.

    The IT technical infrastructure area is primarily comprised of desktop computer workstations and software, computer networking infrastructure, host server systems and voice systems. The inventory and assessment of known long lead-time items has been completed. Major projects are identified and are scheduled for completion during 1999. An exhaustive and comprehensive follow-up investigation of this area is underway to assure no critical components have been overlooked. Remediation and testing of any new items found will be addressed by mid-1999.

    Solutia has been working with customers to address their Y2K concerns regarding our ability to operate. Any plans to address the ability of our significant customers to accept our products after December 31, 1999 will be determined as contingency plans are developed.

    The company intends to perform integrated Y2K testing of critical systems in all functional areas during the second quarter of 1999. Given the nature of Solutia's manufacturing and other operations, full-scale integrated testing may not be practical in some areas and, therefore, may be limited in scope to avoid significant disruption of the company's operations. Statements of compliance from vendors and other compliance evidence are expected to mitigate the risk of not performing integrated testing in those areas.

    The development of contingency arrangements for all functional areas is early in the planning stage. Plans will include procedures that attempt to minimize the impact of any unremediated and unresolved Y2K issues on Solutia's operations and financial position. Initial plans are expected to be complete by mid-1999 and will continue to be refined as developments warrant.

    To date, the Company has incurred approximately $5 million in costs related to Y2K work, excluding the cost of SAP implementation. Additional costs to evaluate and remediate the remaining issues are currently estimated to be in the range of $5 - $10 million and will be expensed as incurred during 1998 and 1999.

    Based on the status of the Company's work to address its Y2K issues, including the implementation of SAP, management does not expect the Y2K issue to pose significant operational problems for the Company. However, if the SAP implementation is delayed or the remediation of other issues is not completed timely, Y2K could have a material adverse effect on the Company, depending on the nature and extent of any remaining non-compliance. Furthermore, if the Company's customers and suppliers fail to rectify their Y2K issues in their own systems the resultant effect on the Company may be material. Management anticipates that the most reasonably likely worst-case scenario would involve a temporary shutdown of certain units if, in management's judgment, the company cannot run certain processes safely from an environmental, safety and health standpoint because of the failure of the company or a supplier to resolve Y2K issues. Through the development of contingency plans, the company expects to mitigate the effect that any such temporary shutdowns would have on the company or third parties.

    The estimated costs and date of completion of Y2K remediation are based on management's best estimates, which were derived from numerous assumptions about future events. These assumptions include the availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and correct all relevant computer codes, and the cost and availability of replacements for devices with embedded chips.

EUROPEAN MONETARY UNION

    On January 1, 1999, eleven member countries of the European Union are expected to adopt the euro as their common legal currency. Effective that date, conversion rates between the existing sovereign currency ("legacy currency") of each of these participating countries and the euro will be irrevocably fixed, and the euro will be available for non-cash transactions. The legacy currencies of these countries will remain legal tender during a transition period from January 1, 1999 to January 1, 2002. During this transition period, parties may pay for goods and services using either the euro or the relevant legacy currency. Currency conversion will be performed using a triangulation method whereby one legacy currency is converted to the euro and then to the second legacy currency.
The conversion to the euro will be completed in July 2002 when the legacy currencies of the participating member countries cease to be legal tender.

    While the conversion to the euro is expected to increase cross-border price transparency, and therefore stimulate cross-border competition within the single currency zone created by the participating countries, the effect on the price of raw materials that Solutia purchases is expected to generally offset the effect on the finished products it sells. In addition, the conversion to the euro is expected to have the positive effect of eliminating currency risk in cross-border sales.

    Since January 1998, Solutia has had a multifunctional team in place to identify issues arising from the implementation of the euro, plan for the changeover, and communicate with customers, suppliers, and employees. The Company expects to be able to invoice and accept payments in euros on January 1, 1999. Information systems will be updated to allow the triangulation method of currency conversion to the requisite number of decimal places in a timely fashion. If the updates are not ready by January 1, 1999, triangulation will be accomplished manually or through outsourcing until the updates are installed. The cost of the technological updates or any interim measures is not expected to be material. The software licensed from SAP AG that the Company is already in the process of implementing is readily adaptable to this function.

    For the reasons stated above, management does not expect the introduction of the euro to have a material effect on Solutia's business, financial condition, or results of operations. If cross-border price transparency causes the markets from which the Company purchases raw materials or to which it sells finished products to behave differently than management expects, the introduction of the euro could have a material effect on the Company.

                            PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K

    (a) Exhibits--See the Exhibit index at page 19 of this report.

    (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      SOLUTIA INC.
                                          ------------------------------------
                                                      (Registrant)



                                                   /s/ ROGER S. HOARD
                                          ------------------------------------
                                             (Vice President and Controller)
                                           (On behalf of the Registrant and as
                                              Principal Accounting Officer)

Date: October 23, 1998

                                 EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
    2      Omitted--Inapplicable

    3      Omitted--Inapplicable

    4      Omitted--Inapplicable

   10      Solutia Inc. Deferred Compensation Plan

   11      Omitted--Inapplicable; see "Statement of Consolidated Income" on page 1.

   15      Omitted--Inapplicable

   18      Omitted--Inapplicable

   19      Omitted--Inapplicable

   22      Omitted--Inapplicable

   23      Omitted--Inapplicable

   24      Omitted--Inapplicable

   27      Financial Data Schedule

   99      Omitted--Inapplicable