Form 10-K405
period 1998-12-31
SOLUTIA INC
filed 1999-03-16
CIK 1043382

====================================================================

                             FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      -----------------
                                OR

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

                           (314) 674-1000
                           --------------
         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                ON WHICH REGISTERED
      -------------------               ---------------------
$.01 PAR VALUE COMMON STOCK            NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS        NEW YORK STOCK EXCHANGE


    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                NONE
                                ----
                          (TITLE OF CLASS)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING
COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT:
APPROXIMATELY $2.1 BILLION AS OF THE CLOSE OF BUSINESS ON MARCH 1,
1999.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE
DATE: 111,664,547 SHARES OF COMMON STOCK, $.01 PAR VALUE,
OUTSTANDING AS OF THE CLOSE OF BUSINESS ON MARCH 1, 1999.

                DOCUMENTS INCORPORATED BY REFERENCE

(1)  PORTIONS OF SOLUTIA INC.'S ANNUAL REPORT TO SECURITY HOLDERS
     FOR THE YEAR ENDED DECEMBER 31, 1998 (PART I, PART II AND PART IV OF FORM 10-K).

(2)  PORTIONS OF SOLUTIA INC.'S NOTICE OF ANNUAL MEETING OF
     STOCKHOLDERS AND PROXY STATEMENT DATED MARCH 15, 1999 (PART III OF FORM 10-K).

====================================================================

    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding the expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive positions, growth opportunities for existing products, effect of changes in accounting due to recently issued accounting standards, benefits from new technology, the cost of remediating the Year 2000 issue and the effect of any unremediated or undiscovered Year 2000 issues on the operations, plans and objectives of management for future operations, and markets for stock of Solutia Inc. (the "Company") are forward-looking statements. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, those set forth below or incorporated by reference herein as well as general economic, business and market conditions, customer acceptance of new products, efficacy of new technology and facilities, changes in U.S. and ex-U.S. laws and regulations, shortages of raw materials and energy and increased competitive and/or customer pressure.

                          PART I

ITEM 1. BUSINESS.

    Solutia Inc. and its subsidiaries produce and market a range of high performance chemical-based materials, including nylon and acrylic fibers and fiber intermediates, SAFLEX(R) plastic interlayer, phosphorus derivatives and specialty chemicals. These materials are used by customers to make consumer, household, automotive and industrial products. Unless otherwise indicated by the context, "Solutia" means Solutia Inc. and consolidated subsidiaries, and the "Company" means Solutia Inc. only.

    The Company was incorporated in Delaware in April 1997 as a wholly-owned subsidiary of Monsanto Company ("Monsanto"). On or prior to September 1, 1997, the businesses that form Solutia, which previously were wholly owned by Monsanto, were transferred to Solutia. On September 1, 1997 (the "Distribution Date"), Monsanto distributed all of the outstanding shares of common stock of the Company as a dividend to Monsanto stockholders (the "Spinoff"). The distribution resulted in the issuance of one share of Solutia common stock for every five shares of Monsanto common stock held of record as of August 20, 1997. As a result of the Spinoff, on September 1, 1997, Solutia became an independent publicly-held company listed on the New York Stock Exchange, and its operations ceased to be owned by Monsanto. Monsanto and Solutia entered into a number of agreements (collectively, the "Distribution Agreement") with respect to the separation of the companies and to provide mechanisms for an orderly transition following the Spinoff. Solutia has completed the transition to services independent of Monsanto for many of these contracts and anticipates that the remaining transitions will be completed in accordance with the transition timeline.

    Solutia's strategic focus is built on key strengths, including polymer chemistry, fiber technology, process engineering expertise, technical service and customer problem solving. These strengths are used in various combinations to create value-added products in three operating segments:

    CHEMICALS--comprised of the Intermediates, Phosphorus
Derivatives and Industrial Products business units;

    FIBERS--comprised of the Carpet Fibers, Nylon Industrial Fibers and ACRILAN(R) Acrylic Fibers business units; and

    POLYMERS & RESINS--comprised of the SAFLEX(R) Plastic
Interlayer, Nylon Plastics & Polymers, Resins and Polymer Modifiers business units.

    To compete effectively in its markets, Solutia has implemented a strategy that emphasizes the following key elements:

    CORE PRODUCTS AND TECHNOLOGIES: Solutia is focusing on its core products and technologies throughout its ten business units. Solutia will continue to invest in manufacturing technology, product research and technical and marketing support in order to continually improve its cost and quality positions as well as its applications support and technical service.

    AGGRESSIVE COST CONTROLS: Solutia believes that further expense reductions can be achieved in manufacturing through capital investment for more cost-effective production facilities and in administrative functions through redesign and reengineering of selected business processes.

    SELECTED GROWTH INITIATIVES AND FOCUS ON PROFITABILITY: Solutia intends to develop the growth potential of its core chemistries and technologies through targeted new product introductions, innovations in related fields and selective expansions of its presence in international markets. Solutia is also working to divest certain businesses and acquire other businesses to upgrade the profitability of its product portfolio. During 1998, the Company announced that it was reviewing options for its Phosphorus Derivatives business unit that included sale, alliance or joint venture. The Company is primarily pursuing a sale of the business but is still considering all alternatives. The business has annual sales of approximately $300 million. The Company also announced that it is evaluating the SCRIPSET(R) business of its Resins business unit for possible sale, joint venture or other alliance.

    PERFORMANCE INCENTIVES: Solutia is providing incentives for employees to increase cash flow, earnings per share and stockholder value.

DESCRIPTION OF PRINCIPAL PRODUCTS AND COMPETITIVE SITUATION

    Set forth below are descriptions of the products in each of Solutia's three segments: Chemicals, Fibers and Polymers & Resins.

    The tabular and narrative information contained in Note 18 of "Notes to Consolidated Financial Statements" appearing on pages 42 through 43 of the 1998 Annual Report is incorporated herein by reference.

CHEMICALS SEGMENT

  INDUSTRIAL PRODUCTS

    Solutia is a leading manufacturer of specialty industrial fluids. Its products are widely recognized in their market segments for high performance characteristics which result from proprietary formulations. Substantially all of the products in this business unit are trademarked. They include the following brands: SKYDROL(R) hydraulic fluids for aviation; THERMINOL(R) heat transfer fluids; SKYKLEEN(TM) aviation solvent; DEQUEST(R) water treatment chemicals; and GLACIER METALWORKING FLUIDS(TM).

    The SKYDROL(R) product line includes fire-resistant hydraulic fluids which are used in more than half of the world's commercial aircraft. SKYDROL(R) 5, which was introduced in 1996, offers a range of enhanced performance characteristics, such as improved thermal stability and reduced weight. The SKYDROL(R) brand's major competitor is manufactured by Exxon Corporation ("Exxon").

    THERMINOL(R) heat transfer fluids are leaders in the worldwide high temperature liquid phase market. These products, used in various types of capital equipment, are known for remaining thermally stable at high temperatures and for their low temperature pumping characteristics. Competitors include The Dow Chemical Company ("Dow") and Nippon Steel Chemical Co., Ltd.

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

    DEQUEST(R) water treatment chemicals are used to solve problems in a number of heavy and light industrial applications. These products offer functional properties such as sequestration, scale inhibition and corrosion control. Competing products are marketed by Albright & Wilson plc ("Albright & Wilson") and Bayer AG ("Bayer").

    Launched in 1996, GLACIER METALWORKING FLUIDS(TM) are the industry's first protein-based fluids designed for machining operations such as grinding, drilling and threading. The fluids are biodegradable and practically non-toxic.

    Solutia's specialty industrial fluids are sold throughout the world, with no single customer accounting for a significant level of sales.

    The Industrial Products business unit expects to develop new opportunities in its niche markets by continuing to develop and introduce new products such as GLACIER METALWORKING FLUIDS(TM) and by pursuing sales in additional geographic areas such as Asia and Latin America. A joint venture with Jiangsu Chemical Pesticide Group in Suzhou, China, manufactures THERMINOL(R) heat transfer fluids.

    Industrial Products relies on a number of raw materials such as benzene and phenol, most of which are purchased from a number of suppliers.

  INTERMEDIATES

    The Intermediates business unit manufactures more than three dozen "building block" chemicals which are used by Solutia and other companies to make a wide variety of finished products. Intermediates' product lines include nylon intermediates, used internally and sold to a number of fibers and plastics manufacturers worldwide; chlorobenzenes, used in applications such as rubber chemicals, pigments, antioxidants, herbicides, solvents and resins; and other intermediates which are used to produce fertilizers, detergents and animal feed supplements.

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

    To reduce the costs of sourcing acrylonitrile and address external sales opportunities, Intermediates has undertaken a significant expansion of its acrylonitrile manufacturing capacity. Three customers have provided advance payments in return for long-term supply contracts of acrylonitrile or a byproduct. Also, Intermediates plans two projects at Solutia's Pensacola, Florida plant, one-step-phenol and phenol-to-ketone alcohol. These projects are phased to supply new low-cost ketone alcohol for the Company's nylon-based businesses in 2000. See "Item 2. PROPERTIES."

    The majority of the production of Intermediates is used internally, with most of the external sales made to a limited number of customers. In some product lines, external sales are dependent on a major customer. However, in each of these cases, sales to internal customers account for the majority of the business unit's production capacity.

    Competitors vary by product line and by world region and include Asahi Chemical Industry Co., Ltd. ("Asahi"), E.I. du Pont de Nemours and Company ("DuPont"), BASF AG ("BASF") and Rhodia, the chemicals subsidiary of Rhone-Poulenc S.A. ("Rhodia").

  PHOSPHORUS DERIVATIVES

    Solutia has developed an extensive franchise in phosphorus chemistry and is recognized as a world leader in developing and marketing applications for phosphorus chemistry. Solutia is a low-cost producer of phosphorus-based chemicals, and most of its product technologies are proprietary. It also has a joint venture in Brazil using purified wet acid technology to produce many of these products. Although the Phosphorus Derivatives business unit has been profitable, the Company is pursuing its sale, or alternatively, an alliance or joint venture, in light of the global consolidation anticipated for this industry.

    The Phosphorus Derivatives business unit manufactures products for a wide range of industries:

    FOOD AND BEVERAGE. Solutia's phosphates are used in many food products to improve texture, appearance and flavor. Branded products include LEVN-LITE(R), PAN-O-LITE(R) and LEVERAGE(R) brand leavening agents, used in baking; NUTRIFOS(R) sodium tripolyphosphate, used in meat and poultry processing; and KATCH(TM) phosphate, used to extend the shelf life of fish products.

    PERSONAL CARE PRODUCTS. Major toothpaste manufacturers around the world rely on Solutia's oral care phosphates to improve the performance of their products. Solutia has been a leader in the development of dentifrice agents that are used to control tartar and to polish and whiten teeth.

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

    The primary competitors for the Phosphorus Derivatives business unit are FMC Corporation, Albright & Wilson and Rhodia. The business unit's primary raw material is elemental phosphorus, which is mined and processed in Soda Springs, Idaho, at facilities which are jointly owned by the Company and Monsanto through the P4 joint venture. See "Principal Equity Affiliates."

FIBERS SEGMENT

  ACRILAN(R) ACRYLIC FIBERS

    Solutia is the largest producer of acrylic fiber in North America. It manufactures and markets a full line of commodity and specialty grades of this fiber, which is used to make finished products such as apparel, craft yarns, upholstery fabrics and brake fibers.

    Solutia's ACRILAN(R) trademark is widely recognized in the industry, as are the following brand names which are used to identify products made with ACRILAN(R) acrylic fibers: WEAR-DATED(R) upholstery; DURASPUN(R) fibers; THE SMART YARNS(R) fibers (for socks); and BOUNCE-BACK(R) fibers (for craft yarn).

    Solutia's principal competitor for acrylic fiber in North America is Sterling Chemicals, Inc. Competitors worldwide include MonteFibre S.p.A. (Italy), AKSA Akrilik Kimya Sanayii A.S. (Turkey), Courtaulds plc (United Kingdom) (recently acquired by Akzo Nobel N.V. ("Akzo Nobel")) and Mitsubishi Chemicals Corporation (Japan). Acrylic fiber also competes against other fibers such as cotton and polyester.

    The primary raw material for acrylic fiber is acrylonitrile, which is produced internally by Intermediates and supplemented with external purchases.

    There are a variety of differentiated ACRILAN(R) brand products, including producer-colored fiber, pigmented UV resistant fibers, bi-component BOUNCE-BACK(R) fibers, DURASPUN(R) abrasion-resistant fibers and technical fibers used in friction applications, as well as precursor chemicals for carbon fibers. These products--and the opportunity to develop sales in other parts of the Western Hemisphere--represent the Acrylic Fibers business unit's best opportunities for growth.

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

    Solutia's products are marketed under two of the industry's most respected brand names: WEAR-DATED(R) carpets for the residential market and ULTRON VIP(TM) nylon for the contract or commercial market. The WEAR-DATED(R) brand is widely recognized by consumers in North America for its guarantee of the finished carpet's outstanding quality and exceptional performance.

    Competitive success is determined by different factors in different segments of the market. Overall, Carpet Fibers benefits from vertical integration with Intermediates. In the residential segment, branded products compete based on technical advances and marketing programs, such as Solutia's warranty offered on WEAR-DATED(R) carpets, retailer sales incentives and similar activities.

    In contract markets, the basis for competition is product performance and downstream marketing programs. The ULTRON VIP(TM) nylon brand offers carpet makers an innovative mix of fiber shapes and sizes that are specifically engineered for features such as soil-hiding ability and extra bulk and cover. The Carpet Fibers business unit works closely with the building design community to develop new products which address the contract market's needs. It also sells ULTRON(R) SD Solution-Dyed nylon 6,6, which offers superior colorfastness and protection against harsh chemicals, bacterial growth and stains.

    In 1998, Solutia launched WEAR-DATED(R) PET-AGREE(TM) carpet, which has a special backing that prevents spills or pet accidents from penetrating the padding and damaging the subflooring.

    The principal competitors for nylon carpet fiber in the United States are DuPont, AlliedSignal Inc. ("AlliedSignal") and BASF. Solutia and AlliedSignal offer both nylon staple and BCF products, while DuPont and BASF are primarily BCF suppliers. Solutia owns and operates the world's largest integrated nylon manufacturing plant in Pensacola, Florida.

    Because of recent consolidation in the carpet mill industry, two customers generate approximately 70% of Carpet Fibers' sales.

    Carpet Fibers receives almost all of its major raw materials from Intermediates.

  NYLON INDUSTRIAL FIBERS

    Solutia makes and supplies a complete line of industrial-strength nylon 6,6 fibers to a variety of manufacturing customers. The Nylon Industrial Fibers business unit's product line features continuous filament nylon 6,6 yarns in thickness ranging from 60 to 2000 deniers. Heavier yarns are used for tire cord for heavy duty applications such as bias tires for aircraft and trucks; mining conveyor belts; ropes; and cargo slings. Lighter weight yarns are used to make backpacks, ribbons, sewing threads and dental floss. Cost per unit of performance, service (including the ability to tailor the properties of yarns for use in specific applications) and breadth of product line are the major drivers of success in the industrial fibers market. Solutia has built a strong presence in the bias tire and other heavy-denier segments and in industrial sewing threads. Sales to five major tire companies account for approximately 35% of total Nylon Industrial Fibers sales.

    In 1997, Solutia increased spinning capacity with enhanced spinning technology at its Greenwood, South Carolina plant. This project used proprietary technology (licensed from Toray Industries Inc.

("Toray")) to improve product quality, enhance yarn performance and tenacity and enable Solutia to achieve a low-cost position in key segments of the market, including automotive airbags and high performance tires.

    Nylon Industrial Fibers receives almost all of its major raw materials from Intermediates. Competitors in the United States include DuPont (the market leader) and AlliedSignal.

POLYMERS & RESINS SEGMENT

  NYLON PLASTICS & POLYMERS

    Solutia manufactures and markets a line of nylon 6,6 extrusion polymers and nylon 6,6 polymers for fiber applications. In 1998, Solutia formed a global alliance with Dow Plastics, a business unit of Dow, to increase the applications, development and sales of VYDYNE(R) nylon 6,6 molding resins in key plastics markets. VYDYNE(R) nylon gives plastics molders the ability to provide their products with enhanced performance characteristics, such as heat resistance, chemical resistance and toughness. VYDYNE(R) nylon molding resins are used in under-the-hood automotive components, electrical connectors for telephone systems and computers, medical devices and similar applications.

    Product performance, technical service, vertical integration and breadth of product line are the major drivers of success in this market. The Nylon Plastics & Polymers business unit relies on nylon 6,6 salt as its primary raw material. This material is produced internally by Intermediates. The business unit's primary competitor is DuPont. Other competitors include Rhodia and the Hoechst Group.

  POLYMER MODIFIERS

    Solutia manufactures and markets a line of polymer modifiers and specialty plasticizers that are used to improve the performance of flooring products, sealants, caulks, adhesives and other goods. Unit brands include SANTICIZER(R) polymer modifiers and plasticizers and SANTOTAC MRS(R), a flooring additive.

    The Polymer Modifiers business unit is focused on specialty applications, in which technical expertise and processing knowledge can be used to help customers obtain valuable performance attributes in their products (such as flexibility, mar/scratch resistance, stain resistance, enhanced gloss and flame retardance). Competitors vary by product line and include Bayer and Akzo Nobel.

    Polymer Modifiers obtains its key raw materials from the U.S. and Europe. Continued growth of SANTOTAC MRS(R) additives and SANTICIZER(R) phosphate esters as well as geographic expansion (particularly into central Europe and Asia) are expected to be the primary drivers of growth.

  RESINS

    The Resins business unit manufactures and markets a line of specialty resins which are used in the manufacture of products such as thermoset paints and coatings, pressure sensitive adhesives, paper coatings and plastic products, among others. Brands include RESIMENE(R) amino crosslinkers, GELVA(R) pressure sensitive adhesives, SANTOSOL(R) solvents, SCRIPSET(R) resins for paper sizing, BUTVAR(R) specialty binders, MODAFLOW(R) flow and leveling agents, CLEAR PASS(R) spray control systems and other fabricated products.

    Resins provides technical expertise to help customers obtain value-added performance characteristics. Major competitors vary by product line and include Cytec Industries, Inc. (coatings and surface size); National Starch and Chemical Co. and Ashland Inc. (solution acrylic adhesives); Rohm & Haas Company and Air Products and Chemicals, Inc. (emulsion water-based adhesives); and DuPont (solvents which have improved environmental characteristics).

    Resins relies on a number of commodity chemicals as raw materials, all of which are readily available. New products
(such as di-methyl esters, a solvent with improved environmental characteristics) and geographic expansion (particularly into Europe, Latin America and Asia) are expected to be the primary drivers of growth.

  SAFLEX(R) PLASTIC INTERLAYER

    Solutia is the world's largest producer of polyvinyl butyral ("PVB"), a plastic interlayer used in the manufacture of laminated glass for automotive and architectural applications. This business unit's products are marketed under the SAFLEX(R) (for automotive and architectural applications), KEEPSAFE(R) and SAFLEX INSIDE(TM) (for residential security windows) and KEEPSAFE MAXIMUM(TM) (for hurricane protection) trademarks. In 1998, SAFLEX(R) Plastic Interlayer completed commercializing SAFLEX IIIG(TM), a patented, reformulated product which is designed to provide superior processing and application performance. Continued business development will be driven by the introduction of the reformulated PVB product, by increased penetration of geographic markets (especially Asia) and by the creation of new primary demand for PVB in laminated glass worldwide for residential home security, hurricane resistance and side and rear laminates in automobiles. A SAFLEX(R) interlayer finishing plant began operation in Singapore in early 1998.

    Five customers account for approximately 75% of total sales of SAFLEX(R) products worldwide. SAFLEX(R) Plastic Interlayer relies on vinyl acetate monomer, polyvinyl alcohol and butanol as raw materials, all of which are readily available in the U.S. and European markets. Sales volumes are influenced by shifts in automotive production and commercial building construction, which are cyclical businesses. The principal competitor in the manufacture of PVB is DuPont.

PRINCIPAL EQUITY AFFILIATES

    Solutia participates in a number of joint ventures in which it shares management control with other companies. Solutia's equity earnings from affiliates were $25 million, $31 million and $21 million in 1998, 1997 and 1996, respectively. Principal joint ventures include Flexsys, L.P. ("Flexsys"), Advanced Elastomer Systems, L.P. ("A.E.S.") and the P4 joint venture.

    The Flexsys joint venture, headquartered in Belgium, is the world's leading supplier of process chemicals to the rubber industry. Its product line includes a number of branded accelerators (SANTOCURE(R), THIOFIDE(R), THIOTAX(R)), pre-vulcanization inhibitors (SANTOGARD(R)), antidegradants and antioxidants (FLECTOL(R), SANTOWHITE(R)) and insoluble sulphur (CRYSTEX(R)). Flexsys is a 50/50 joint venture between the Company and Akzo Nobel.

    A.E.S., headquartered in the United States, produces and sells thermoplastic elastomers--materials that combine the processability of thermoplastic and the functional performance of thermoset rubber products. The joint venture's product lines include SANTOPRENE(R) thermoplastic rubber and VISTAFLEX(R) thermoplastic elastomer. A.E.S. is a 50/50 joint venture between Solutia and Exxon.

    The P4 joint venture, principally located at Soda Springs, Idaho, mines phosphate rock and produces elemental phosphorous. This joint venture was formed during the Spinoff, with Solutia obtaining a 40% interest and Monsanto retaining the remaining 60%. Solutia operates the joint venture under an operating agreement. The elemental phosphorus produced by the P4 joint venture is sold to both Monsanto and Solutia generally at cost with certain adjustments to reflect ownership. Monsanto has priority for a certain percentage of the production volume. Monsanto uses the elemental phosphorus as a raw material in the manufacture of herbicides (including Monsanto's Roundup(R) brand herbicide). Solutia uses the elemental phosphorus as a raw material in the manufacture of phosphorus derivatives, which Solutia then sells, and it sells the elemental phosphorus to other users. In the event of a change of control of Solutia or the sale of the phosphorus derivative business (including Solutia's interest in the P4 joint venture), Monsanto has an option to acquire Solutia's interest in the P4 joint venture at the then book value. Monsanto is paying Solutia an annual fee for this option.

SALE OF PRODUCTS

    Solutia's products are sold directly to end users in various industries, and to wholesalers, principally by Solutia's own sales force. Solutia's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis. Inventories of finished goods, goods in process and raw materials are maintained to meet customer requirements and Solutia's scheduled production. In general, Solutia does not manufacture its products against a backlog of firm orders; production is geared to the level of incoming orders and to projections of future demand. Solutia generally is not dependent upon one or a group of customers, and it has no material contracts with the government of the United States, or any state or local, or foreign government. In general, Solutia's sales are not subject to seasonality.

RAW MATERIALS AND ENERGY RESOURCES

    Solutia is a significant purchaser of basic, commodity raw materials, including propylene, cyclohexane, benzene and natural gas. Major requirements for key raw materials and energy are typically purchased pursuant to long-term contracts. Solutia is not dependent on any one supplier for a material amount of its raw materials or energy requirements, but certain important raw materials are obtained from a few major suppliers. In general, where Solutia has limited sources of raw materials, it has developed contingency plans to minimize the effect of any interruption or reduction in supply. Information regarding specific raw materials is provided under "Description of Principal Products and Competitive Situation."

    While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuing availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic and world market and political conditions, as well as to the direct or indirect effect of U.S. and other countries' government regulations. The impact of any future raw material and energy shortages on Solutia's business as a whole or in specific world areas cannot be accurately predicted.

PATENTS AND TRADEMARKS

    Solutia owns a large number of patents which relate to a wide variety of products and processes, has pending a substantial number of patent applications and is licensed under a small number of patents owned by others. Solutia owns a considerable number of established trademarks in many countries under which it markets its products. Such patents and trademarks in the aggregate are of material importance in the operations of Solutia and to its Chemicals, Fibers and Polymers & Resins operating segments.

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

RESEARCH AND DEVELOPMENT

    Research and development constitute an important part of Solutia's activities. In recent years, Solutia's research and development expenses amounted to approximately 2.3% of sales on average, or $60 million, $60 million and $81 million in 1998, 1997 and 1996, respectively. Solutia focuses its research and development expenditures on process improvements and select product development.

    Products launched recently as a result of internal development include a new low-temperature cure crosslinker for paints (RESIMENE(R) CE-7103), a new adhesive used in self-adhesive postage stamps (GME 3026), a new nylon staple product for loop carpets, a new carpet product for pet owners (WEAR-DATED(R) PET-AGREE(TM)) and a plastic interlayer reformulated for improved edge stability and moisture sensitivity (SAFLEX IIIG(TM)).

    Solutia also actively pursues technologies from around the world that are expected to bring value to its business. Recent examples include technology for one-step phenol production, which was licensed from Boreskov Institute of Catalysis in Russia, and which Solutia is actively seeking to license to third parties; and nylon industrial spinning technology, licensed from Toray in Japan. Solutia is actively licensing technologies to other firms, such as acrylic fiber spinning, acrylonitrile manufacturing and others.

ENVIRONMENTAL MATTERS

    The narrative information appearing under "Management's
Discussion and Analysis of Financial Condition and Results of
Operations--Environmental Matters" on pages 23 and 24 of the 1998
Annual Report is incorporated herein by reference.

EMPLOYEE RELATIONS

    As of December 31, 1998, Solutia had approximately 8,700 employees worldwide. Satisfactory relations have prevailed between Solutia and its employees. Solutia uses self-directed work teams, incentive programs and other initiatives to keep employees actively involved in the success of the business. The vast majority of Solutia's employees have options to purchase Company common stock. Approximately 20% of Solutia's workforce is represented by various labor unions.

INTERNATIONAL OPERATIONS

    Solutia and its affiliated companies are engaged in manufacturing, sales and research and development in areas outside the United States, including Europe, Canada, Latin America and Asia. Approximately 30% of Solutia's overall 1998 sales were made into markets outside the United States. Operations outside the United States are potentially subject to a number of risks and limitations which are not present in domestic operations, including fluctuations in currency values, trade restrictions, investment regulations, governmental instability and other potentially detrimental governmental practices or policies affecting companies doing business abroad. Solutia's Chemicals and Polymers & Resins segments are particularly dependent upon their international operations. Approximately one-third and one-half of their 1998 sales, respectively, were made into markets outside the United States.

ITEM 2. PROPERTIES.

    The general offices of the Company are located in St. Louis County, Missouri in premises leased from Monsanto. The Company is scheduled to move into a new leased facility in St. Louis County in the third quarter of 1999. Solutia's European headquarters are located in Louvain La Neuve, Belgium, in premises leased from the University of Louvain. Solutia also has research laboratories, research centers and manufacturing locations worldwide. In addition to the general offices, Solutia has the following principal facilities all of which are owned:

Plant Site                                 Business Units Served
----------                                 ---------------------
Anniston, Alabama......................    Industrial Products

Augusta, Georgia.......................    Phosphorus Derivatives

Carondelet (St. Louis, Missouri).......    Phosphorus Derivatives

Chocolate Bayou (Alvin, Texas).........    Industrial Products, Intermediates

Decatur, Alabama.......................    ACRILAN(R) Acrylic Fiber, Intermediates, Research Center

Delaware River
  (Bridgeport, New Jersey).............    Industrial Products, Intermediates, Polymer Modifiers

Foley, Alabama.........................    Carpet Fibers, Nylon Plastics & Polymers

Ghent, Belgium.........................    Resins, SAFLEX(R) Plastic Interlayer

Greenwood, South Carolina..............    Carpet Fibers, Nylon Industrial Fibers, Intermediates,
                                           Nylon Plastics & Polymers
Indian Orchard
  (Springfield, Massachusetts).........    Research Center, Resins, SAFLEX(R) Plastic Interlayer

Krummrich (Sauget, Illinois)...........    Intermediates, Phosphorus Derivatives

LaSalle, Canada........................    Polymer Modifiers, Resins

Newport, Wales (U.K.)..................    Industrial Products, Polymer Modifiers, Resins

Pensacola, Florida.....................    Carpet Fibers, Nylon Industrial Fibers, Intermediates,
                                           Nylon Plastics & Polymers, Research Center

Queeny (St. Louis, Missouri)...........    Industrial Products

Singapore..............................    SAFLEX(R) Plastic Interlayer

Trenton, Michigan......................    Phosphorus Derivatives, Resins, SAFLEX(R) Plastic
                                           Interlayer

Westport (St. Louis, Missouri).........    Resins

    Solutia also owns certain buildings and production equipment, and leases the underlying real estate, used to produce products for the indicated business units at the following Monsanto sites:

Plant Site                                 Business Units Served
----------                                 ---------------------
Antwerp, Belgium.......................    Industrial Products, Polymer Modifiers, SAFLEX(R)
                                           Plastic Interlayer

Luling, Louisiana......................    Intermediates

Sao Jose dos Campos, Brazil............    Industrial Products, Phosphorus Derivatives, SAFLEX(R)
                                           Plastic Interlayer

    Monsanto and Solutia have entered into certain operating agreements (the "Operating Agreements") with respect to each of the three facilities listed above and Chocolate Bayou in Alvin, Texas. Under these Operating Agreements, Solutia is the guest (the "Guest") and Monsanto is the operator (the "Operator") at all of the facilities except the Chocolate Bayou facility, at which Monsanto is the Guest and Solutia is the Operator. Pursuant to each of the Operating Agreements, the Operator, as an independent contractor, provides, or arranges for the provision of, such production, utility and certain ancillary services as are reasonably necessary or required for the Guest's production operations at the facility, and the Operator leases to the Guest the real property at the facility that is used in connection with the Guest's production operations. The Guest is required to pay all direct and indirect costs incurred by the Operator in the performance or supply of such services, plus an agreed upon return on the net capital employed in connection with the respective Operating Agreement. The Guest owns the production assets related to its operations at the facility.

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

    Solutia has commenced construction of a world-scale acrylonitrile production facility at Chocolate Bayou which employs Solutia's proprietary catalyst system and is expected to be capable of producing in excess of 500 million pounds annually. Solutia has agreements with customers who will participate in this project including Bayer, Novus International Inc. and Asahi. In addition, Solutia plans to undertake three other construction projects during 1999 and 2000. These include two projects at the Pensacola, Florida site to produce intermediates in the nylon manufacturing process, one a phenol production facility and the other a phenol processing facility; and an expansion of the adiponitrile production facility at the Decatur, Alabama site. These projects will require the Company to manage more engineering and construction activity than it has had to supervise in recent years.

    Solutia is an active participant in the safety and health Voluntary Protection Program ("VPP") administered by OSHA for sites in the U.S., and implemented by Solutia for sites outside the U.S. Currently, 11 Company sites in the U.S. qualify for the OSHA VPP "Star" designation, a rating designating full compliance, and one site for the OSHA VPP "Merit" status. Three other Solutia sites, two in Europe and one in Canada, have achieved the Solutia "Star" designation, which is an internal equivalent to the OSHA designation.

ITEM 3. LEGAL PROCEEDINGS.

    At the time of the Spinoff, the Company assumed from Monsanto, pursuant to the Distribution Agreement, liabilities related to specified legal proceedings. As a result, although Monsanto remains the named defendant, the Company will manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from such litigation. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. While the results of litigation cannot be predicted with certainty, Solutia does not believe these matters or their ultimate disposition will have a material adverse effect on Solutia's consolidated financial position, profitability or liquidity in any one year, as applicable. The following describes certain proceedings to which the Company is a party or to which Monsanto is a party and for which the Company assumed any liabilities as of the Distribution Date pursuant to the Distribution Agreement.

    On April 12, 1985, Monsanto was named as a defendant in Alanis et al. v. Farm & Home Savings, et al., filed in the District Court in Harris County, Texas, the first of a number of lawsuits in which plaintiffs claim injuries resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. Monsanto is one of a number of companies that sold materials to the chemical reprocessor at that site. Currently pending are the following matters: (1) Monsanto is one of a number of defendants in five cases brought in Harris County District Court or the United States District Court for the Southern District of Texas on behalf of 120 plaintiffs who owned homes or lived in subdivisions near the Brio site, attended school near the site or used nearby recreational baseball fields. Plaintiffs claim to have suffered various personal injuries and fear future disease; they assert the need for medical monitoring, and, in the case of the homeowners, claim property damage. In addition to their claims of personal injury, four plaintiffs in one of these cases allege business losses. Plaintiffs seek compensatory and punitive damages in an unspecified amount. (2) Monsanto is one of a number of defendants in two actions brought in Harris County District Court on behalf of 396 plaintiffs, who are former employees of the owners/operators of the Brio site, and members of the employees' families or persons who worked near the Brio site. Plaintiffs in one of these actions also owned homes or lived in subdivisions near the site, attended schools near the site or used nearby recreational ball fields. Plaintiffs claim physical and emotional injury and seek compensatory and punitive damages in an unspecified amount. The Company believes that there are meritorious defenses to all of these lawsuits including lack of proximate cause, lack of negligent or other improper conduct on the part of Monsanto or Solutia, and negligence of plaintiffs (or their parents) and/or of builders and developers of the Southbend subdivision. These actions are being vigorously defended.

    On November 15, 1993, Monsanto was named as a defendant in Dyer et al. v. Monsanto Company, et al., filed in the Circuit Court in St. Clair County, Alabama, the first of a number of lawsuits in which plaintiffs claim to have sustained personal injuries or property damage as a result of the discharge of hazardous substances, including polychlorinated biphenyls ("PCBs"), from its Anniston, Alabama plant site. The following matters are currently pending: (1) Monsanto is a defendant in two cases pending in Circuit Court in St. Clair County, Alabama which have been consolidated and certified as a class action on behalf of all property owners in a specified area along waterways near the plant. Monsanto is a defendant in an additional action filed in Circuit Court in Shelby County, Alabama on behalf of a purported class of property owners farther downstream along this waterway. Plaintiffs in both actions claim loss in the value of their property. Plaintiffs in the Shelby County action additionally claim increased risk of illness, emotional distress and the need for medical monitoring. Plaintiffs seek compensatory and punitive damages in an unspecified amount. (2) Monsanto is a defendant in 12 additional cases brought in Circuit Court in Calhoun County, Circuit Court in St. Clair County, Circuit Court in Taladega County or in U.S. District Court in the Northern District of Alabama on behalf of 4,575 individual plaintiffs who own or rent homes or own or operate businesses near the plant or along waterways near the plant or who attend churches near the plant. Plaintiffs claim to have suffered various personal injuries and fear future disease; they assert the need for medical monitoring and claim to have suffered loss in the value of their property or commercial injury. They seek compensatory and punitive damages of $3 million or in unspecified amounts for each plaintiff. (3) The Company received a letter dated March 12, 1998, giving notice of intention to file a Citizens' Suit pursuant to the Resource Conservation and Recovery Act, 42 U.S.C. Sections 6972(a)(1)(B) and (b)(2)(A) and the Toxic Substances Control Act, 15 U.S.C. Sections 2619(a)(1) and (b)(1)(A) on behalf of four named individuals who are also plaintiffs in other pending litigation relating to the Anniston plant. The notice claims that solid or hazardous wastes have been released from the Anniston plant and pose an imminent and substantial threat to health or the environment. Plaintiffs seek statutory penalties of $25,000 per day for a period of more than 5 years, for a total of $46 million, plus attorneys' fees and expenses. The Company believes that there are meritorious defenses to all these matters, including lack of any physical injury or property damage to plaintiffs, lack of any imminent or substantial endangerment to health or the environment and lack of negligence or improper conduct on the part of the Company or Monsanto. These actions are being vigorously defended.

RISK MANAGEMENT

    Solutia has evaluated risk retention and insurance levels for product liability, property damage and other potential areas of risk. Solutia will continue to devote significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk to retain based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk retention which it has implemented are consistent with those of other companies in the chemical industry. There can be no assurance that Solutia will not incur losses beyond the limits, or outside the coverage, of its insurance. Solutia's consolidated financial position, profitability and liquidity are not expected to be affected materially by the levels of risk retention that it accepts.

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

    No matters were submitted to the security holders during the fourth quarter of 1998.

                          PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

    The narrative and tabular information regarding the market for the Company's common equity and related stockholder matters appearing under "Financial Summary" on page 44 of the 1998 Annual
Report is incorporated herein by reference.

    The declaration and payment of dividends is made at the discretion of the Company's Board of Directors. In October 1998, the Board approved a change in dividend policy. Beginning in 1999, in accordance with this policy, cash dividends will be paid on an annual basis in December, rather than quarterly. The Board anticipates that the current 4 cent annual dividend will remain unchanged for the foreseeable future.

    The Company's stock is traded principally on the New York Stock Exchange under the symbol "SOI."

ITEM 6. SELECTED FINANCIAL DATA.

    The tabular information under "Financial Summary" appearing on page 44 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 27 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Derivative Financial Instruments" on pages 26 and 27 of the 1998 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Solutia appearing on pages 28 through 43; the Report of Independent Auditors' Opinion appearing on page 19; and the tabular and narrative information appearing under "Quarterly Data" on page 43 of the 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors and executive officers appearing under "Election of Directors" on pages 4 through 6 of the Solutia Inc. Notice of Annual Meeting and Proxy Statement (the "1999 Proxy Statement") dated March 15, 1999, is incorporated herein by reference. The following information regarding Executive Officers of the Company on March 1, 1999, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

                                                                     Year
                                                                     First
                                                                    Became
                                                                      an
                                                                   Executive
       Name-Age                  Present Position with Registrant   Officer     Other Business Experience since January 1, 1994
-------------------------------------------------------------------------------------------------------------------------------
Robert G. Potter, 59             Chairman, Chief Executive           1997       Chief executive of chemical businesses of
                                 Officer and Director                           Monsanto Company, 1986-1997. Executive Vice
                                                                                President of Monsanto, 1990-1997. Advisory
                                                                                Director of Monsanto, 1986-1997.

Karl R. Barnickol, 57            Senior Vice President, General      1997       Associate General Counsel and Assistant
                                 Counsel and Secretary                          Secretary of Monsanto, 1985-1997.

Rodney L. Bishop, 58             Vice President and Treasurer        1997       General Auditor of Monsanto, 1993-1997.

A. Hameed Bhombal, 53            Vice President-Technology and       1999       Vice President and General Manager, Nylon
                                 Chief Technical Officer                        Industrial Fibers, 1997-1999. Director,
                                                                                Technology, Fibers Business Unit, of Monsanto,
                                                                                1993-1997.

Dennis L. Cavner, 44             Vice President, Operations          1997       Director, Manufacturing, SAFLEX(R) Plastic
                                 Excellence                                     Interlayer, of Monsanto, 1996-1997. Director,
                                                                                Manufacturing, Phosphorus and Derivatives, of
                                                                                Monsanto, 1995-1996. Plant Manager of
                                                                                Monsanto's Muscatine, Iowa facility, 1992-1995.

Robert A. Clausen, 54            Senior Vice President and Chief     1997       President, Monsanto Business Services,
                                 Financial Officer; Advisory                    1994-1997. Vice President, Asset Management, of
                                 Director                                       Monsanto, 1992-1994.

Sheila B. Feldman, 44            Vice President, Human Resources     1997       Director, Human Resources, Monsanto Business
                                                                                Services and Stewardship, 1995-1997. Director,
                                                                                Human Resources, The Chemical Group of
                                                                                Monsanto, 1993-1995.

John J. Ferguson, 46             Senior Vice President, Shared       1998       Vice President and General Manager, SAFLEX(R)
                                 Services and Supply Chain                      Plastic Interlayer, 1997-1998. President,
                                                                                SAFLEX(R) Plastic Interlayer, of Monsanto,
                                                                                1994-1997. Vice President and General Manager,
                                                                                SAFLEX(R) Plastic Interlayer and Vice President
                                                                                Europe/Africa Operations, The Chemical Group of
                                                                                Monsanto, 1993-1994.

                                                                     Year
                                                                     First
                                                                    Became
                                                                      an
                                                                   Executive
       Name-Age                  Present Position with Registrant   Officer     Other Business Experience since January 1, 1994
-------------------------------------------------------------------------------------------------------------------------------
G. Bruce Greer, Jr., 38          Vice President, Commercial          1997       Senior Director, Strategic Change, of Monsanto,
                                 Development                                    1996-1997. Associate Manager and Principal of
                                                                                Gemini Consulting, a management consulting
                                                                                firm, 1992-1996.

Roger S. Hoard, 54               Vice President and Controller       1997       Senior Director, Finance, Monsanto Business
                                                                                Services, 1995-1997. Controller, Fibers
                                                                                Division, The Chemical Group of Monsanto, 1990-
                                                                                1995.

John C. Hunter III, 52           President, Chief Operating          1997       President, Fibers Business Unit, of Monsanto,
                                 Officer and Director                           1995-1997. Vice President and General Manager,
                                                                                Fibers Division and Asia-Pacific, The Chemical
                                                                                Group of Monsanto, 1993-1995.

Michael E. Miller, 57            Vice Chairman; Advisory Director    1997       President, Specialty Products Business Unit of
                                                                                Monsanto, 1995-1997. Group Vice President,
                                                                                Industrial Products of Monsanto, 1993-1995.
                                                                                Senior Vice President, Operations, The Chemical
                                                                                Group of Monsanto, 1993-1995.

John F. Saucier, 45              Vice President, Strategic           1998       Vice President, Strategic Planning, Mergers and
                                 Planning and Corporate                         Acquisitions, 1997-1998. Director, Marketing,
                                 Development                                    SAFLEX(R) Plastic Interlayer, of Monsanto,
                                                                                1995-1996. Manager, Worldwide Marketing, SAFLEX
                                                                                Division, The Chemical Group of Monsanto,
                                                                                1993-1995.

    The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

    Information appearing under "Compensation of Directors" on page 8 and under "Compensation of Executive Officers" on pages 15 through 18 of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

    Information appearing under "Ownership of Company Common Stock" on pages 9 and 10 of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

    (a) Documents filed as part of this Report:

        1. The financial statements set forth at pages 28 through 43 and the Report of Independent Auditors on page 19 of the 1998 Annual Report (See Exhibit 13 under Paragraph (a)3 of this Item 14)

        2. Financial Statement Schedules

           The following supplemental schedule for the years ended December 31, 1998, 1997 and 1996:

                 V--Valuation and Qualifying Accounts

           All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

        3. Exhibits--See the Exhibit Index beginning at page 22 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K, see the Exhibits listed under Exhibit Nos. 10(a), 10(b), 10(d), 10(e), 10(f), 10(h),
           10(i), 10(j), 10(k) and 10(l) on pages 22 and 23 of the
           Exhibit Index. The following Exhibits listed in the
           Exhibit Index are filed with this Report:

                 3(b)   By-Laws of the Company

                 13     The Company's 1998 Annual Report to Stockholders

                 21     Subsidiaries of the Registrant (see page 24)

                 23     Consent of Independent Auditors (see page 25)

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

                 27 Financial Data Schedule (part of electronic submission only)

    (b) Reports on Form 8-K during the quarter ended December 31,
        1998:

    The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1998.

                   REPORT OF INDEPENDENT AUDITORS

Solutia Inc.:

    We have audited the statements of consolidated financial position of Solutia Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related statements of consolidated income, shareholders' equity (deficit) and cash flow for each of the three years in the period ended December 31, 1998 and have issued our opinion thereon dated February 24, 1999 (which includes an explanatory paragraph as to a change in method of accounting in
1997); such financial statements and opinion are included in your 1998 Annual Report to shareholders and are incorporated herein by reference. Our audits also comprehended the schedule of Solutia Inc. and Subsidiaries, listed in Item 14(a)2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 24, 1999

                                                          SCHEDULE V


                                                    SOLUTIA INC.
                                                    ------------

                                         VALUATION AND QUALIFYING ACCOUNTS
                                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                   (IN MILLIONS)

                     COLUMN A                             COLUMN B        COLUMN C        COLUMN D        COLUMN E
                     --------                             --------        --------        --------        --------

                                                                         Additions
                                                         Balance at      Charged to                      Balance at
                                                         Beginning       Costs and                         End of
                    Description                           of Year         Expenses       Deductions         Year
-------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1998:

    Reserves deducted from related assets in the Statement of Consolidated Financial Position:

    Valuation accounts, principally for doubtful
      receivables and returns and allowances                $7              $2              $1              $8

Year Ended December 31, 1997:

    Reserves deducted from related assets in the Statement of Consolidated Financial Position:

    Valuation accounts, principally for doubtful
      receivables and returns and allowances                $9              $1              $3              $7

Year Ended December 31, 1996:

    Reserves deducted from related assets in the Statement of Consolidated Financial Position:

    Valuation accounts, principally for doubtful
      receivables and returns and allowances                $7              $2              --              $9

                          SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SOLUTIA INC.

                                   By:     /s/ ROGER S. HOARD
                                      -------------------------------
                                             Roger S. Hoard
                                       Vice President and Controller
                                       (Principal Accounting Officer)

Date: March 16, 1999

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

                  SIGNATURE                                        TITLE                             DATE
                  ---------                                        -----                             ----

                    <F*>                       Chairman, Chief Executive Officer and            March 16, 1999
---------------------------------------------  Director (Principal Executive Officer)
              Robert G. Potter

                    <F*>                       President and Director                           March 16, 1999
---------------------------------------------
             John C. Hunter III

                    <F*>                       Senior Vice President and                        March 16, 1999
---------------------------------------------  Chief Financial Officer
              Robert A. Clausen                (Principal Financial Officer)

             /s/ ROGER S. HOARD                Vice President and Controller                    March 16, 1999
---------------------------------------------  (Principal Accounting Officer)
               Roger S. Hoard

                    <F*>                       Director                                         March 16, 1999
---------------------------------------------
              Robert T. Blakely

                    <F*>                       Director                                         March 16, 1999
---------------------------------------------
                 Joan T. Bok

                    <F*>                       Director                                         March 16, 1999
---------------------------------------------
              Paul H. Hatfield




                    <F*>                       Director                                         March 16, 1999
---------------------------------------------
              Robert H. Jenkins

                    <F*>                       Director                                         March 16, 1999
---------------------------------------------
               Howard M. Love

                    <F*>                       Director                                         March 16, 1999
---------------------------------------------
             Frank A. Metz, Jr.

                    <F*>                       Director                                         March 16, 1999
---------------------------------------------
           William D. Ruckelshaus

                    <F*>                       Director                                         March 16, 1999
---------------------------------------------
              John B. Slaughter

<F*>Karl R. Barnickol, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

                                                   /s/ KARL R. BARNICKOL
                                           ------------------------------------
                                                     Karl R. Barnickol
                                                     Attorney-in-Fact

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.      Description
-----------      -----------

 2 Distribution Agreement (incorporated herein by reference to Exhibit 2 of the Company's Registration Statement on Form S-1 (333-36355) filed on September 25, 1997)

 3(a) Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1 (333-36355) filed on September 25, 1997)

 3(b)            By-Laws of the Company

 4(a) Rights Agreement (incorporated herein by reference to Exhibit 4 of the Company's Registration Statement on Form 10 filed on August 7, 1997)

 4(b)            Indenture dated as of October 1, 1997, between Solutia Inc.
                 and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarter ended September 30, 1997, filed on November 12, 1997)

 4(c) 6.5% Notes due 2002 in the principal amount of $150,000,000 (incorporated herein by reference to Exhibit 4.2 of the Company's Form 10-Q for the quarter ended September 30, 1997, filed on November 12, 1997)

 4(d) 7.375% Debentures due 2027 in the principal amount of $200,000,000 (incorporated herein by reference to Exhibit
                 4.3 of the Company's Form 10-Q for the quarter ended September 30, 1997, filed on November 12, 1997)

 4(e) 7.375% Debentures due 2027 in the principal amount of $100,000,000 (incorporated herein by reference to Exhibit
                 4.4 of the Company's Form 10-Q for the quarter ended September 30, 1997, filed on November 12, 1997)

 4(f) 6.72% Debentures due 2037 in the principal amount of $150,000,000 (incorporated herein by reference to Exhibit
                 4.5 of the Company's Form 10-Q for the quarter ended September 30, 1997, filed on November 12, 1997)

 9               Omitted--Inapplicable

10(a) Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated herein by reference to Exhibit 10(a) of the Company's Form 10-K for the year ended December 31, 1997, filed on March 13, 1998)

10(b) Employee Benefits Allocation Agreement (incorporated herein by reference to Exhibit 10(a) of the Company's Registration Statement on Form S-1 (333-36355) filed on September 25,
                 1997)

10(c) Tax Sharing and Indemnification Agreement (incorporated herein by reference to Exhibit 10(b) of the Company's Registration Statement on Form S-1 (333-36355) filed on September 25, 1997)

10(d) Solutia Inc. Management Incentive Replacement Plan (incorporated herein by reference to Exhibit 10(c) of the Company's Registration Statement on Form S-1 (333-36355) filed on September 25, 1997)

10(e) Solutia Inc. 1997 Stock-Based Incentive Plan (incorporated herein by reference to Exhibit 10(d) of the Company's Registration Statement on Form S-1 (333-36355) filed on September 25, 1997)

Exhibit No.      Description
-----------      -----------

10(f) Solutia Inc. Non-Employee Director Compensation Plan (incorporated herein by reference to Exhibit 10(e) of the Company's Registration Statement on Form S-1 (333-36355) filed on September 25, 1997)

10(g) $800,000,000 Credit Agreement, dated as of August 14, 1997, among Solutia Inc., the initial lenders named therein, Bank of America National Trust and Savings Association and Citibank, N.A. (incorporated herein by reference to Exhibit 10(f) of the Company's Registration Statement on Form S-1 (333-36355) filed on September 25, 1997)

10(h) Form of Employment Agreement with Named Executive Officers (incorporated herein by reference to Exhibit 10(1) of the Company's Form 10-Q for the quarter ended March 31, 1998, filed on May 7, 1998)

10(i) Form of Employment Agreement with other executive officers (incorporated herein by reference to Exhibit 10(2) of the Company's Form 10-Q for the quarter ended March 31, 1998, filed on May 7, 1998)

10(j) Solutia Inc. Annual Incentive Plan (incorporated herein by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 11, 1998)

10(k)            Solutia Inc. 1998-1999 Long-Term Incentive Plan
                 (incorporated herein by reference to Appendix B of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 11, 1998)

10(l) Solutia Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q for the quarter ended September 30, 1998, filed on October 23,
                 1998)

11 Omitted--Inapplicable; see "Statement of Consolidated Income" on page 28 of the 1998 Annual Report

12               Omitted--Inapplicable

13 The Company's 1998 Annual Report to stockholders. (The electronic submission includes only the financial report section of the Annual Report, consisting of pages 18 through 45 of that Report.) Only those portions expressly incorporated by reference into this Form 10-K are deemed "filed"; other portions are furnished only for the information of the Commission.

16               Omitted--Inapplicable

18 Preferability Letter from Deloitte & Touche LLP, dated February 25, 1998 (incorporated by reference to Exhibit 18 of the Company's Form 10-K for the year ended December 31, 1997, filed on March 13, 1998).

21               Subsidiaries of the Registrant (see page 24)

22               Omitted--Inapplicable

23               Consent of Independent Auditors (see page 25)

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

[FN]
-------
Only Exhibits Nos. 21 and 23 have been included in the printed copy of this Report.