Form 10-Q
period 1999-03-31
SOLUTIA INC
filed 1999-04-30
CIK 1043382

=========================================================================

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

(MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                              (314) 674-1000
                              --------------
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                              ---   ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                  OUTSTANDING AT
                CLASS                             MARCH 31, 1999
                -----                             --------------

    COMMON STOCK, $0.01 PAR VALUE               111,723,640 SHARES
    -----------------------------               ------------------

=========================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SOLUTIA INC.

                       STATEMENT OF CONSOLIDATED INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                    THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                  -----------------
                                                                  1999        1998
                                                                  -----       -----
NET SALES...................................................      $ 652       $ 720
Cost of goods sold..........................................        547         533
                                                                  -----       -----
GROSS PROFIT................................................        105         187
Marketing expenses..........................................         31          37
Administrative expenses.....................................         31          31
Technological expenses......................................         17          20
                                                                  -----       -----
OPERATING INCOME............................................         26          99
Equity earnings from affiliates.............................         10           6
Interest expense............................................         (9)        (12)
Other income (expense)--net.................................          6           4
                                                                  -----       -----
INCOME BEFORE INCOME TAXES..................................         33          97
Income taxes................................................         10          33
                                                                  -----       -----
NET INCOME..................................................      $  23       $  64
                                                                  =====       =====
BASIC EARNINGS PER SHARE....................................      $0.21       $0.55
                                                                  =====       =====
DILUTED EARNINGS PER SHARE..................................      $0.20       $0.51
                                                                  =====       =====
Weighted average equivalent shares (in millions):
    Basic...................................................      111.8       117.0
    Effect of dilutive securities:
        Common share equivalents--common shares issuable
          upon exercise of outstanding stock options........        4.2         7.9
                                                                  -----       -----
    Diluted.................................................      116.0       124.9
                                                                  =====       =====
                  STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                               (DOLLARS IN MILLIONS)

                                                                    THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                  -----------------
                                                                  1999        1998
                                                                  -----       -----
NET INCOME..................................................      $  23       $  64
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments............................        (17)         (8)
                                                                  -----       -----
COMPREHENSIVE INCOME........................................      $   6       $  56
                                                                  =====       =====

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                 STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  MARCH 31,       DECEMBER 31,
                                                                    1999              1998
                                                                  ---------       ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................       $   36            $   89
Trade receivables, net of allowance of $7 in 1999 and
  1998......................................................          398               357
Miscellaneous receivables and prepaid expenses..............          123               126
Deferred income tax benefit.................................          101                88
Inventories.................................................          343               331
                                                                   ------            ------
TOTAL CURRENT ASSETS........................................        1,001               991
PROPERTY, PLANT AND EQUIPMENT:
Land........................................................           16                17
Buildings...................................................          366               371
Machinery and equipment.....................................        2,773             2,786
Construction in progress....................................          145               127
                                                                   ------            ------
Total property, plant and equipment.........................        3,300             3,301
Less accumulated depreciation...............................        2,375             2,357
                                                                   ------            ------
NET PROPERTY, PLANT AND EQUIPMENT...........................          925               944
INVESTMENTS IN AFFILIATES...................................          410               394
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................          277               274
OTHER ASSETS................................................          156               162
                                                                   ------            ------
TOTAL ASSETS................................................       $2,769            $2,765
                                                                   ======            ======
           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable............................................       $  268            $  278
Accrued liabilities.........................................          467               454
                                                                   ------            ------
TOTAL CURRENT LIABILITIES...................................          735               732
LONG-TERM DEBT..............................................          597               597
POSTRETIREMENT LIABILITIES..................................          973               971
OTHER LIABILITIES...........................................          488               472
SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value
  $0.01)
  Issued: 118,400,635 shares in 1999 and 1998...............            1                 1
  Additional contributed capital............................         (134)             (131)
  Treasury stock, at cost (6,676,995 shares in 1999 and
    5,629,677 shares in 1998)...............................         (165)             (143)
Unearned ESOP shares........................................          (23)              (25)
Accumulated other comprehensive income......................            2                19
Reinvested earnings.........................................          295               272
                                                                   ------            ------
SHAREHOLDERS' DEFICIT.......................................          (24)               (7)
                                                                   ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................       $2,769            $2,765
                                                                   ======            ======

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                      STATEMENT OF CONSOLIDATED CASH FLOW
                             (DOLLARS IN MILLIONS)

                                                                    THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                  -----------------
                                                                  1999        1998
                                                                  -----       -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income..................................................      $  23       $  64
Adjustments to reconcile to Cash From Operations:
    Items that did not use (provide) cash:
        Deferred income taxes...............................        (13)          4
        Depreciation and amortization.......................         35          34
        Other...............................................         49          (4)
    Working capital changes that provided (used) cash:
        Trade receivables...................................        (41)         (9)
        Inventories.........................................        (12)        (29)
        Accounts payable and accrued liabilities............        (59)         30
        Other...............................................         12          13
    Other items.............................................          5           4
                                                                  -----       -----
CASH FROM OPERATIONS........................................         (1)        107
                                                                  -----       -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (30)        (18)
Investment and property disposal proceeds...................          3           5
                                                                  -----       -----
CASH FROM INVESTING ACTIVITIES..............................        (27)        (13)
                                                                  -----       -----

FINANCING ACTIVITIES:
Net repayment of debt obligations...........................        --          (69)
Treasury stock purchases....................................        (26)        (41)
Dividend payments...........................................        --           (1)
Common stock issued under employee stock plans..............          1           9
                                                                  -----       -----
CASH FROM FINANCING ACTIVITIES..............................        (25)       (102)
                                                                  -----       -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............        (53)         (8)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         89          24
                                                                  -----       -----
END OF PERIOD...............................................      $  36       $  16
                                                                  =====       =====

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

1. BASIS OF PRESENTATION

    Solutia Inc. is an international producer and marketer of a range of high performance chemical-based materials, including nylon and acrylic fibers and fiber intermediates, Saflex(R) plastic interlayer, phosphorus derivatives and specialty chemicals. These materials are used by our customers to make consumer, household, automotive and industrial products.

    These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 1998 Annual Report to shareholders and incorporated by reference in the company's annual report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 1999.

    The accompanying unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary to present fairly the financial position, results of operations, comprehensive income, and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORY VALUATION

    The components of inventories as of March 31, 1999 and December 31, 1998 were as follows:

                                                    MARCH 31,       DECEMBER 31,
                                                      1999              1998
                                                    ---------       ------------
          Finished goods......................        $ 271            $ 252
          Goods in process....................          110               87
          Raw materials and supplies..........           82              116
                                                      -----            -----
          Inventories, at FIFO cost...........          463              455
          Excess of FIFO over LIFO cost.......         (120)            (124)
                                                      -----            -----
          TOTAL...............................        $ 343            $ 331
                                                      =====            =====

3. SPECIAL OPERATIONS CHARGES

    During the first quarter of 1999, Solutia recorded special operations charges of $34 million ($22 million aftertax) related to manufacturing operations in the Chemicals and Fibers segments.

    In February 1999, Chemicals' ammonia unit experienced the failure of certain equipment critical to the production process. Based on an analysis of the economics of purchased ammonia and the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) charge to cost of goods sold was recorded in the first quarter to complete the exit plan. The charge included $2 million to write down the assets to fair value, $4 million of dismantling costs, and $22 million of costs for which Solutia is contractually obligated under an operating agreement. Excluding the contractually obligated costs, Solutia expects to complete the dismantling of the equipment and exit of the business by the end of 1999. The ammonia business' net sales for the three months ended March 31, 1999 and 1998, were $1 million and $8 million, respectively. Operating income for those periods was minimal.

    A special operations charge of $6 million ($4 million aftertax) was also recorded primarily to write down a Fibers' segment bulk continuous filament
(BCF) spinning machine to fair value as a result of a noncompetitive cost position. The charge is due to a Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," review which indicated that the carrying amount of the assets exceeded the identifiable undiscounted cash flows related to the assets. Fair value of the assets was determined based on estimates of market prices. Operating income derived from the machinery was minimal in the three month periods ended March 31, 1999 and 1998.

4. CONTINGENCIES

    During the first quarter of 1999, Solutia recorded a $29 million ($18 million aftertax) charge to cost of goods sold to increase reserves related to the anticipated settlement of two lawsuits brought against Monsanto Company ("Monsanto"), for which Solutia assumed responsibility in the 1997 spin-off from Monsanto, relating to the alleged discharge of polychlorinated biphenyls ("PCBs"), from the Anniston, Alabama plant site, and to environmental remediation of the allegedly affected areas. The anticipated settlement of these cases provided information that allowed management to estimate more accurately the company's position with respect to such litigation.

    Monsanto is a party to a number of lawsuits and claims relating to Solutia, for which Solutia assumed responsibility in the Spinoff. In addition, Solutia is also a named party to a number of lawsuits and claims directly. Solutia intends to defend all suits and claims vigorously. Such matters arise out of the normal course of business and relate to product liability; government regulation, including environmental issues; employee relations; and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation will not have a material adverse effect on Solutia's consolidated financial position, profitability or liquidity in any one year, as applicable.

5. SUBSEQUENT EVENTS

  CPFilms Inc. Acquisition

    On April 19, 1999, Solutia announced it had reached an agreement to acquire CPFilms Inc. from Akzo Nobel N.V. for approximately $200 million. CPFilms is the world market leader in window film and other high technology film products for automotive and architectural after-markets, and a variety of other specialty film applications. CPFilms' annual net sales are approximately $130 million.

    The acquisition will be accounted for as a purchase, and includes CPFilms' manufacturing sites, located in the United States and the United Kingdom, and its international distribution network. Solutia expects to close the acquisition in late May 1999.

  Phosphorus Derivatives Joint Venture

    On April 30, 1999, the company announced it had entered into an agreement in principle with FMC Corporation to form a joint venture to manufacture and market phosphorus chemicals. Solutia will contribute its Phosphorus Derivatives business to this joint venture. The joint venture will have annual net sales of approximately $600 million. Solutia and FMC will each have a 50 percent ownership share.

6. SEGMENT DATA

    Segment data for the three months ended March 31, 1999 and 1998 were as follows:

                                                                    THREE MONTHS ENDED MARCH 31,
                                         -----------------------------------------------------------------------------------
                                                         1999                                          1998
                                         -------------------------------------         -------------------------------------
                                          NET        INTERSEGMENT                       NET        INTERSEGMENT
                                         SALES          SALES           PROFIT         SALES          SALES           PROFIT
                                         -----       ------------       ------         -----       ------------       ------
SEGMENT:
  Chemicals..........................    $204            $  2            $ 56          $225            $  2            $ 56
  Fibers.............................     210             --               32           251             --               58
  Polymers & Resins..................     240             --               66           244             --               64
                                         ----            ----            ----          ----            ----            ----
SEGMENT TOTALS.......................     654               2             154           720               2             178
RECONCILIATION TO CONSOLIDATED
TOTALS:
  Sales eliminations.................      (2)             (2)                           (2)             (2)
  Other revenues.....................     --                                              2
  Less unallocated service costs:
    Cost of goods sold<F1>...........                                     (76)                                          (23)
    Marketing, administrative and
      technological expenses.........                                     (52)                                          (56)
  Equity earnings from affiliates....                                      10                                             6
  Interest expense...................                                      (9)                                          (12)
  Other income (expense)--net........                                       6                                             4
CONSOLIDATED TOTALS:
                                         ----            ----                          ----            ----
  NET SALES..........................    $652            $--                           $720            $--
                                         ====            ====            ----          ====            ====            ----
  INCOME BEFORE INCOME TAXES.........                                    $ 33                                          $ 97
                                                                         ====                                          ====
    Segment profit includes only operating expenses directly attributable to the segment. Unallocated service costs are managed centrally and primarily include costs of technology, engineering and manufacturing services that are provided to the segments.

<F1> Unallocated cost of goods sold for the three months ended March 31, 1999, includes special charges related to exiting the ammonia business ($28 million pretax, $18 million aftertax), the write down of a Fibers' segment bulk continuous filament spinning machine ($6 million pretax, $4 million aftertax), and the anticipated settlement of certain pending property claims litigation relating to the Anniston, Alabama plant site ($29 million pretax, $18 million aftertax).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include all statements regarding the expected future financial position, results of operations, cash flows, effect of changes in accounting due to recently issued accounting standards, benefits from new technology, the cost of remediating the year 2000 issue and the effect of any unremediated or undiscovered year 2000 issues on the Company's operations. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, those set forth below as well as general economic, business and market conditions, customer acceptance of new products, raw material pricing, efficacy of new technology and facilities, and increased competitive and/or customer pressure.

RESULTS OF OPERATIONS--FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

    Net sales for the first quarter of 1999 decreased by 9 percent as compared with the first quarter of 1998. Lower average selling prices and lower sales volume contributed equally to the decline.

  Chemicals Segment

    Net sales declines in the Chemicals segment occurred primarily as the result of volume declines, and to a lesser extent, downward pressure on pricing. The decline in sales volume was driven primarily by two intermediates products: ammonia and chlorobenzenes. The ammonia sales decline was caused by the failure of certain critical production equipment at the Luling, Louisiana facility. Because of the cost to repair the equipment and the availability of ammonia in the marketplace, Solutia has decided not to repair the equipment, and instead to exit the business. The exit of the ammonia business is further discussed below in Operating Income. The decrease in chlorobenzene volumes was anticipated and is primarily due to lower demand as the Flexsys, L.P. ("Flexsys") rubber chemicals joint venture sourced more raw material from its new PPD2 operation. Pricing declines experienced in the first quarter of 1999, as compared to the first quarter of 1998, were caused by acrylonitrile sales contracts which contain contracted price declines.

    In spite of the decline in net sales, segment profit for the three-month period ended March 31, 1999, was flat as compared to the three-month period ended March 31, 1998. Solutia's cost reduction efforts, including those related to personnel costs, and favorable manufacturing performance for phosphorus derivatives products were sufficient to offset the net sales declines. For the 1999 first quarter, segment profit as a percentage of net sales was 27 percent as compared with 25 percent for the first quarter of 1998.

  Fibers Segment

    The Fibers segment net sales for the first quarter of 1999 were down approximately 16 percent versus the first quarter of 1998. Pricing and volume contributed equally to the year-over-year decrease. Acrilan(R) acrylic fiber continued to show poor operating results, as compared to the prior year, due to the effect of the Asian financial crisis on the businesses' sales to that region, and its residual effect on the Americas. The impact of these events began early in the third quarter of 1998 and have continued into the first quarter of 1999. The carpet business experienced lower average sales prices in the first quarter of 1999 as compared to the same period of the prior year due to the consolidation of the carpet mill industry and a higher proportion of unbranded sales. Also affecting the comparison of the first quarter 1999 with the first quarter 1998 is the first quarter 1998 price increase which gradually eroded during 1998. Subsequent to the end of the first quarter, Solutia moved to match a competitor's sales price increase effective May 1, 1999.

    Segment profit for Fibers decreased $26 million due to the net sales decline and lower capacity utilization, but was partially offset by lower raw material costs and the effects of Solutia's cost reduction initiatives, including those related to personnel costs.

  Polymers & Resins Segment

    Net sales for the first quarter of 1999 in the Polymers & Resins segment were down slightly from the first quarter of 1998. Businesses in this segment experienced average selling prices lower than those in the year-ago quarter due to the sharing of raw material price reductions with customers and pricing provisions of some long-term sales contracts. Offsetting the average selling price declines were improved volumes in the Saflex(R) plastic interlayer and resins businesses. Saflex(R) plastic interlayer volumes were a record for a first quarter. Resins volumes improved due to new product introductions in the GME adhesives family. Additionally, volumes for Vydyne(R) nylon plastics were a record for a first quarter, benefiting from Solutia's marketing alliance with Dow Plastics. However, overall nylon plastics and polymers volumes were down from the year-ago quarter due to lower merchant polymer volume.

    Polymers & Resins segment profit for the first quarter of 1999 was 3 percent higher than for the first quarter of 1998 due to the lower raw material costs, improved capacity utilization and Solutia's cost reduction efforts, including those related to personnel costs. These factors led segment profit as a percentage of segment net sales to increase to 28 percent in the 1999 first quarter from 26 percent in the 1998 first quarter.

  Operating Income

    Operating income for the first quarter of 1999 declined to $26 million as compared to $99 million for the first quarter of 1998 due to lower segment profit discussed above and special charges affecting the 1999 quarter.

    In February 1999, the Chemicals' ammonia unit experienced the failure of certain equipment critical to the production process. Based on an analysis of the economics of purchased ammonia and the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) special operations charge to cost of goods sold was recorded in the first quarter of 1999 to complete the exit plan. The charge included $2 million to write down the assets to fair value, $4 million of dismantling costs, and $22 million of costs for which Solutia is contractually obligated under an operating agreement. Excluding the contractually obligated costs, Solutia expects to complete the dismantling of the equipment and exit of the business by the end of 1999. The ammonia business' net sales for the three months ended March 31, 1999 and 1998 were $1 million and $8 million, respectively. Operating income for those periods was minimal.

    A special operations charge of $6 million ($4 million aftertax) was recorded to write down certain Fibers segment assets to their fair values. The charge is due to a review under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," ("SFAS No. 121"). The review stemmed from a historical trend of operating losses and a forecast that the trend would continue. The SFAS No. 121 review indicated that the carrying amount of the assets exceeded the identifiable undiscounted cash flows related to the assets. Fair value of the assets was determined based on estimates of market prices. Operating income derived from the machinery was minimal in the three month periods ended March 31, 1999 and 1998.

    Also during the 1999 first quarter, Solutia recorded a $29 million ($18 million aftertax) charge to cost of goods sold related to the anticipated settlement of two lawsuits brought against Monsanto Company relating to the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site. The anticipated settlement of these cases provided information that allowed management to estimate more accurately the company's position with respect to such litigation.

    Partially offsetting the decline in operating income, caused by the special charges and lower segment profit discussed above, were lower personnel and benefits costs associated with Solutia's on-going cost reduction efforts.

  Equity Earnings from Affiliates

    Equity Earnings from Affiliates increased to $10 million in the first quarter of 1999 from $6 million in the comparable 1998 quarter. The increase was driven by improved profitability at the Flexsys joint venture, which benefited from the PPD2 unit's good operating performance.

LIQUIDITY AND CAPITAL RESOURCES

    Solutia's working capital at March 31, 1999, increased to $266 million from $259 million at December 31, 1998. The increase was primarily driven by higher accounts receivable, partially offset by lower cash balances. The increase in accounts receivable is consistent with normal sales and collection trends. Cash balances declined primarily due to lower cash from operations.

    Solutia continued to reinvest in itself through share repurchases in the first quarter of 1999. Shares repurchased under the second 5 million share repurchase program totaled 1.2 million shares. The cost for shares repurchased during the quarter was approximately $26 million.

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

    Solutia began addressing its Y2K issues in 1996. The planning phase of the process was completed during 1997. Effective December 31, 1998, Solutia adopted the Y2K Readiness Disclosure format of the Chemical Manufacturers Association ("CMA"), of which the company is a member. The CMA disclosure format uses four process categories and five functional areas. Solutia has conformed its Y2K reporting to the CMA disclosure format. The following sections contain a summary of Solutia's Y2K readiness and detailed discussions of Solutia's Y2K issues.

  Summary of Y2K Readiness

    The following table summarizes Solutia's Y2K readiness. The percentage in each column indicates the completion of each process step listed.

                                                                                            CONTINGENCY         PLANNED
                          INVENTORY/                                                           PLANS         IMPLEMENTATION
                          ASSESSMENT      REMEDIATION      TESTING      IMPLEMENTATION       DEVELOPED            DATE
                          ----------      -----------      -------      --------------      -----------      --------------
Business
  Applications..........     100%             80%            80%             80%                See             Mid-1999
Manufacturing and
  Warehousing
  Equipment...........       100%             75%            75%             75%             Comments        2nd Qtr. 1999
Information Technology
  Technical
  Infrastructure......        75%             50%            50%             50%               Below         2nd Qtr. 1999
Environmental
  Operations
  Systems.............       100%             75%            75%             75%                             2nd Qtr. 1999
Business Partners.....        80%             --             --              --                              2nd Qtr. 1999

  Business Applications

    Solutia inventoried and assessed its business applications during 1997. At that time, the company determined that significant portions of its software required modification or repair to function properly beyond December 31, 1999. Solutia is addressing the majority of these Y2K issues through the previously planned installation of software licensed from SAP AG which is Y2K compliant. The implementation of SAP involves a series of transitions, the first of which occurred in January 1997. Through December 31, 1998, all implementations were completed in accordance with the transition schedule. During the first quarter of 1999, the company decided to delay the transitions to SAP scheduled for January 31, 1999, and March 31, 1999, by 30 days each to perform additional testing, to complete personnel training, and to minimize problems with the transition. The first of the delayed transitions (rescheduled for February 28, 1999) was completed successfully and, as a result, approximately 85 percent of Solutia's businesses (based on net sales) have implemented SAP. The final transition to SAP is underway. Critical issues that are not addressed by SAP are in the process of being remediated. The company expects to complete remediation of critical business applications by the end of April 1999, except for a limited number of applications that will be remediated just before Y2K integrated testing. Y2K integrated testing of SAP and non-SAP systems will occur during mid-1999.

  Manufacturing and Warehousing Equipment and Environmental Operations Systems

    The manufacturing and warehousing equipment and the environmental operations systems areas include primary process control systems and devices with embedded chips. Primary process control systems were inventoried and assessed during late 1997. Remediation and testing of these systems is continuing. The inventory and assessment of the company's devices with embedded chip systems was completed during December 1998. Remediation of the Y2K issues found is continuing. Some slippage from planned schedules occurred during 1998 as resources were temporarily redirected to other Y2K areas. However, substantial resources are being directed towards the remediation of Y2K issues detected and the testing and implementation of repaired systems. Solutia expects that work on the critical issues in these areas will be completed on schedule by the end of the second quarter of 1999, with the exception of a small portion of systems that will be repaired and tested during planned plant shutdowns in the second half of 1999.

  Information Technology Technical Infrastructure

    The information technology ("IT") technical infrastructure area is primarily comprised of host server systems, computer networking infrastructure, voice systems, and desktop computer workstations and software. The inventory and assessment of known long lead-time items is complete. Major projects were identified during 1998 and remediation is scheduled for completion during 1999. An exhaustive and comprehensive follow-up investigation of this area to assure that no critical components were overlooked is complete, except for network and mainframe/midrange software. The assessment, remediation and testing of the issues identified will be completed by the end of the second quarter 1999. However, remediation and testing of a small number of systems will occur in the second half of 1999 to coincide with scheduled system outages.

  Business Partners

    Solutia's business partners include its suppliers and service providers (supply chain), and its customers. Solutia has continued its process to identify and assess those business partners in the supply chain that provide materials, products or services critical to the company's operations. These continued reviews have led Solutia to survey additional business partners during the first quarter of 1999. Approximately two-thirds of Solutia's critical suppliers report that they have either completed their remediation efforts or have plans to complete their remediation by mid-1999. Investigation of the remaining Y2K issues with critical suppliers is continuing on schedule. Audits of selected suppliers to verify the status and/or completion of their remediation are planned for the first half of 1999.

    Solutia has been working with customers to address their Y2K concerns regarding Solutia's ability to operate. Plans to address the ability of our significant customers to accept our products after December 31, 1999, will be determined as contingency plans are developed.

  Integrated Testing

    The company intends to perform integrated Y2K testing of critical systems in all functional areas throughout 1999, with the majority of such testing occurring during the second and third quarters of 1999. Given the nature of Solutia's manufacturing and other operations, full-scale integrated testing may not be practical in some areas and, therefore, may be limited in scope to avoid significant disruption of the company's operations. Statements of compliance from vendors and other compliance evidence are expected to mitigate the risk of not performing integrated testing in those areas.

  Contingency Planning

    During the first quarter of 1999, Solutia completed the development of a contingency planning process for Y2K issues. The process engages the manufacturing sites in the evaluation of their existing contingency plans in light of possible Y2K effects, such as the loss of electrical and telephone utilities. Solutia expects that the Y2K contingency plans for all manufacturing sites will be in place by the beginning of the third quarter 1999. The contingency planning process has been modified for use in non-manufacturing areas and development of those plans is underway. Contingency plans for non-manufacturing areas will be completed by the end of third quarter 1999. For both manufacturing and non-manufacturing areas, the plans will include procedures that attempt to minimize the impact of any unremediated and unresolved Y2K issues on Solutia's operations and financial position.

  Costs

    To date, the company has incurred approximately $8 million in costs related to Y2K work, excluding the cost of SAP implementation. Management currently estimates that additional costs to evaluate and remediate the remaining issues will be less than $5 million. These costs will be expensed as incurred during 1999.

  Risks

    Based on the status of the company's work to address its Y2K issues, including the implementation of SAP, management does not expect the Y2K issue to pose significant operational problems for the company. However, if the remediation of critical issues is not completed in a timely manner, Y2K could have a material adverse effect on the company, depending on the nature and extent of any remaining unremediated or unresolved issues. Furthermore, if the company's customers, suppliers, and service providers fail to rectify their Y2K issues in their own systems, the resultant effect on the company may be material. Management anticipates the most reasonably likely worst-case scenario would involve a temporary shutdown of certain units if, in management's judgment, the company cannot run certain processes safely from an environmental, safety and health standpoint because of the failure of the company or a supplier to resolve Y2K issues. Through the development of contingency plans, the company expects to mitigate the effect that any such temporary shutdowns would have on the company or third parties.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the Statement of Consolidated Financial Position at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges would be recognized in the Statement of Consolidated Income. This statement will be effective for the Company beginning January 1, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the consolidated financial statements.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company's report on Form 10-K for the year ended December 31, 1998, described a number of lawsuits brought against Monsanto relating to the alleged discharge of polychlorinated biphenyls ("PCBs"), from the Anniston, Alabama plant site. The Company has arrived at an agreement in principle, subject to Court approval, to settle actions pending in Circuit Court in St. Clair County which had been consolidated and certified as a class action on behalf of property owners in a specified area along waterways near the plant (Dyer, et al v. Monsanto Company, et al.). Under the terms of the agreement, the Company will pay $23 million in cash to the property owners and has guaranteed that it will spend $18 million, in addition to the $3 million already expended, over a period of approximately 6 years on remediation activities directed to the waterways.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit index at page 14 of this report.

    (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

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

Date: April 30, 1999

                              EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

   2          Omitted--Inapplicable

   3          (i) Omitted--Inapplicable

              (ii) By-Laws of Solutia Inc., as amended April 28, 1999

   4          Omitted--Inapplicable

  10 Solutia Inc. Non-Employee Director Compensation Plan, as amended February 24, 1999

  11          Omitted--Inapplicable; see "Statement of Consolidated
              Income" on page 1.

  15          Omitted--Inapplicable

  18          Omitted--Inapplicable

  19          Omitted--Inapplicable

  22          Omitted--Inapplicable

  23          Omitted--Inapplicable

  24          Omitted--Inapplicable

  27          Financial Data Schedule

  99          Omitted--Inapplicable