Form 10-Q
period 1999-06-30
SOLUTIA INC
filed 1999-07-30
CIK 1043382

===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                (314) 674-1000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---    ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                        OUTSTANDING AT
             CLASS                                      JUNE 30, 1999
             -----                                      -------------

  COMMON STOCK, $0.01 PAR VALUE                       110,977,109 SHARES
  -----------------------------                       ------------------

===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                 SOLUTIA INC.

                                     STATEMENT OF CONSOLIDATED INCOME
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS             SIX MONTHS
                                                                  ENDED JUNE 30,          ENDED JUNE 30,
                                                                -----------------       -------------------
                                                                1999        1998         1999         1998
                                                                -----       -----       ------       ------
NET SALES.................................................      $ 711       $ 745       $1,363       $1,465
Cost of goods sold........................................        518         539        1,065        1,072
                                                                -----       -----       ------       ------
GROSS PROFIT..............................................        193         206          298          393
Marketing expenses........................................         39          37           70           74
Administrative expenses...................................         31          34           62           65
Technological expenses....................................         20          20           37           40
Amortization expense......................................          1          --            1           --
                                                                -----       -----       ------       ------
OPERATING INCOME..........................................        102         115          128          214
Equity earnings from affiliates...........................         11           6           21           12
Interest expense..........................................        (10)        (11)         (19)         (23)
Other income (expense)--net...............................          3          (1)           9            3
                                                                -----       -----       ------       ------
INCOME BEFORE INCOME TAXES................................        106         109          139          206
Income taxes..............................................         35          37           45           70
                                                                -----       -----       ------       ------
NET INCOME................................................      $  71       $  72       $   94       $  136
                                                                =====       =====       ======       ======
BASIC EARNINGS PER SHARE..................................      $0.64       $0.62       $ 0.84       $ 1.17
                                                                =====       =====       ======       ======
DILUTED EARNINGS PER SHARE................................      $0.61       $0.58       $ 0.81       $ 1.09
                                                                =====       =====       ======       ======
Weighted average equivalent shares (in millions):
    Basic.................................................      111.3       116.2        111.6        116.6
    Effect of dilutive securities:
        Common share equivalents--common shares issuable
          upon exercise of outstanding stock options......        5.2         7.9          4.6          7.9
                                                                -----       -----        -----        -----
    Diluted...............................................      116.5       124.1        116.2        124.5
                                                                =====       =====        =====        =====

                              STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                                           (DOLLARS IN MILLIONS)
                                                                   THREE MONTHS              SIX MONTHS
                                                                  ENDED JUNE 30,           ENDED JUNE 30,
                                                                -----------------       -------------------
                                                                1999        1998         1999         1998
                                                                -----       -----       ------       ------
NET INCOME................................................      $  71       $  72       $   94       $  136
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments..........................         (9)          4          (26)          (4)
                                                                -----       -----       ------       ------
COMPREHENSIVE INCOME......................................      $  62       $  76       $   68       $  132
                                                                =====       =====       ======       ======

See accompanying Notes to Consolidated Financial Statements.

                                       SOLUTIA INC.

                       STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  JUNE 30,       DECEMBER 31,
                                                                    1999             1998
                                                                  --------       ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................       $   15           $   89
Trade receivables, net of allowance of $7 in 1999 and 1998..          436              357
Miscellaneous receivables and prepaid expenses..............          127              126
Deferred income tax benefit.................................          104               88
Inventories.................................................          368              331
                                                                   ------           ------
TOTAL CURRENT ASSETS........................................        1,050              991

PROPERTY, PLANT AND EQUIPMENT:
Land........................................................           18               17
Buildings...................................................          377              371
Machinery and equipment.....................................        2,841            2,786
Construction in progress....................................          190              127
                                                                   ------           ------
Total property, plant and equipment.........................        3,426            3,301
Less accumulated depreciation...............................        2,390            2,357
                                                                   ------           ------
NET PROPERTY, PLANT AND EQUIPMENT...........................        1,036              944

INVESTMENTS IN AFFILIATES...................................          413              394
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................          259              274
OTHER ASSETS................................................          266              162
                                                                   ------           ------
TOTAL ASSETS................................................       $3,024           $2,765
                                                                   ======           ======
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable............................................       $  283           $  278
Accrued liabilities.........................................          525              454
Short-term debt.............................................          119               --
                                                                   ------           ------
TOTAL CURRENT LIABILITIES...................................          927              732

LONG-TERM DEBT..............................................          597              597
POSTRETIREMENT LIABILITIES..................................          970              971
OTHER LIABILITIES...........................................          510              472

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock (authorized, 600,000,000 shares, par
 value $0.01)
  Issued: 118,400,635 shares in 1999 and 1998...............            1                1
  Additional contributed capital............................         (135)            (131)
  Treasury stock, at cost (7,423,526 shares in 1999 and
    5,629,677 shares in 1998)...............................         (183)            (143)
Unearned ESOP shares........................................          (22)             (25)
Accumulated other comprehensive income......................           (7)              19
Reinvested earnings.........................................          366              272
                                                                   ------           ------
SHAREHOLDERS' EQUITY (DEFICIT)..............................           20               (7)
                                                                   ------           ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)........       $3,024           $2,765
                                                                   ======           ======

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                      STATEMENT OF CONSOLIDATED CASH FLOW
                             (DOLLARS IN MILLIONS)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                  -----------------
                                                                  1999        1998
                                                                  -----       -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income..................................................      $  94       $ 136
Adjustments to reconcile to Cash From Operations:
    Items that did not use (provide) cash:
        Deferred income taxes...............................         (8)          7
        Depreciation and amortization.......................         71          69
        Other...............................................         47           3
    Working capital changes that provided (used) cash:
        Trade receivables...................................        (55)         (8)
        Inventories.........................................        (11)        (24)
        Accounts payable and accrued liabilities............        (19)         71
        Other...............................................          8           2
    Other items.............................................         13           3
                                                                  -----       -----
CASH FROM OPERATIONS........................................        140         259
                                                                  -----       -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (92)        (48)
Acquisition and investment payments.........................       (203)         (1)
Investment and property disposal proceeds...................          6           8
                                                                  -----       -----
CASH FROM INVESTING ACTIVITIES..............................       (289)        (41)
                                                                  -----       -----

FINANCING ACTIVITIES:
Net change in short-term debt...............................        119        (175)
Treasury stock purchases....................................        (50)        (70)
Dividend payments...........................................         --          (2)
Common stock issued under employee stock plans..............          6          17
                                                                  -----       -----
CASH FROM FINANCING ACTIVITIES..............................         75        (230)
                                                                  -----       -----

DECREASE IN CASH AND CASH EQUIVALENTS.......................        (74)        (12)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         89          24
                                                                  -----       -----
END OF PERIOD...............................................      $  15       $  12
                                                                  =====       =====
See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

1. BASIS OF PRESENTATION

    Solutia Inc. is an international producer and marketer of a range of high performance chemical-based materials, including nylon and acrylic fibers and fiber intermediates, Saflex(R) plastic interlayer, high technology polyester film products, specialty chemicals and phosphorus derivatives. These materials are used by our customers to make consumer, household, automotive and industrial products.

    These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 1998 Annual Report to shareholders and incorporated by reference in the company's annual report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 1999.

    The accompanying unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary to present fairly the financial position, results of operations, comprehensive income, and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2. INVENTORY VALUATION

    The components of inventories as of June 30, 1999, and December 31, 1998, were as follows:

                                                     JUNE 30,       DECEMBER 31,
                                                       1999             1998
                                                     --------       ------------
Finished goods.................................       $ 280            $ 252
Goods in process...............................         105               87
Raw materials and supplies.....................         101              116
                                                      -----            -----
Inventories, at FIFO cost......................         486              455
Excess of FIFO over LIFO cost..................        (118)            (124)
                                                      -----            -----
TOTAL..........................................       $ 368            $ 331
                                                      =====            =====

3. CPFILMS INC. ACQUISITION

    On May 25, 1999, Solutia acquired CPFilms Inc. from Akzo Nobel N.V. for approximately $200 million. CPFilms is the world market leader in window film and other high technology film products for automotive and architectural after-markets and a variety of other specialty film applications. CPFilms' annual net sales are approximately $130 million. The acquisition has been accounted for using the purchase method, and the preliminary purchase price allocation resulted in goodwill of approximately $100 million. Goodwill will be amortized over an estimated useful life of 20 years.

4. SPECIAL OPERATIONS CHARGES

    During the first quarter of 1999, Solutia recorded special operations charges of $34 million ($22 million aftertax) related to manufacturing operations in the Chemicals and Fibers segments.

    In February 1999, Chemicals' ammonia unit experienced the failure of certain equipment critical to the production process. Based on an analysis of the economics of purchased ammonia and the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) charge to cost of goods sold was recorded in the first quarter to complete the exit plan. The charge included $2 million to write down the assets to fair value, $4 million of dismantling costs, and $22 million of costs for which Solutia is contractually obligated under an operating agreement. Excluding the contractually obligated costs, Solutia expects to complete the dismantling of the equipment and the exit of the business by the end of 1999. The ammonia business's net sales for the three months ended June 30, 1999, and 1998, were $0 and $4 million, respectively, and for the six months ended June 30, 1999, and 1998, were $1 million and $12 million, respectively. Operating income for those periods was minimal.

    A special operations charge of $6 million ($4 million aftertax) was also recorded to cost of goods sold primarily to write down a Fibers segment bulk continuous filament spinning machine as a result of a noncompetitive cost position. The charge is due to a Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," review which indicated that the carrying amount of the assets exceeded the identifiable undiscounted cash flows related to the assets. Fair value of the assets was determined based on estimates of market prices. Operating income derived from the machinery was minimal in the three month and six month periods ended June 30, 1999 and 1998.

5. CONTINGENCIES

    During the first quarter of 1999, Solutia recorded a $29 million
($18 million aftertax) charge to cost of goods sold to increase reserves related to the anticipated settlement of two lawsuits brought against Monsanto Company ("Monsanto"), for which Solutia assumed responsibility in the 1997 spin-off from Monsanto, relating to the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site, and to environmental remediation of the allegedly affected areas. The anticipated settlement of these cases provided information that allowed management to estimate more accurately the company's position with respect to such litigation.

    Monsanto is a party to a number of lawsuits and claims relating to Solutia, for which Solutia assumed responsibility in the spinoff. In addition, Solutia is a named party to a number of lawsuits and claims directly. Solutia intends to defend all suits and claims vigorously. Such matters arise out of the normal course of business and relate to product liability; government regulation, including environmental issues; employee relations; and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation will not have a material adverse effect on Solutia's consolidated financial position, profitability or liquidity in any one year, as applicable.

6. SEGMENT DATA

    Segment data for the three months and the six months ended June 30, 1999, and 1998, were as follows:

                                                                    THREE MONTHS ENDED JUNE 30,
                                          -------------------------------------------------------------------------------
                                                         1999                                        1998
                                          -----------------------------------         -----------------------------------
                                           NET       INTERSEGMENT                      NET       INTERSEGMENT
                                          SALES         SALES          PROFIT         SALES         SALES          PROFIT
                                          -----      ------------      ------         -----      ------------      ------
SEGMENT:
  Chemicals...........................    $215           $  1           $ 61          $222           $  2           $ 54
  Fibers..............................     219             --             38           256             --             62
  Polymers & Resins...................     278             --             78           269             --             78
                                          ----           ----           ----          ----           ----           ----
SEGMENT TOTALS........................     712              1            177           747              2            194

RECONCILIATION TO CONSOLIDATED TOTALS:
  Sales eliminations..................      (1)            (1)                          (2)            (2)
  Less unallocated service costs:
    Cost of goods sold................                                   (17)                                        (20)
    Marketing, administrative and
      technological expenses..........                                   (57)                                        (59)
  Amortization expense................                                    (1)                                         --
  Equity earnings from affiliates.....                                    11                                           6
  Interest expense....................                                   (10)                                        (11)
  Other income (expense)--net.........                                     3                                          (1)

CONSOLIDATED TOTALS:
                                          ----           ----                         ----           ----
  NET SALES...........................    $711           $ --                         $745           $ --
                                          ====           ====           ----          ====           ====           ----
  INCOME BEFORE INCOME TAXES..........                                  $106                                        $109
                                                                        ====                                        ====

                                                                   SIX MONTHS ENDED JUNE 30,
                                       ---------------------------------------------------------------------------------
                                                       1999                                         1998
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT                      NET        INTERSEGMENT
                                       SALES          SALES          PROFIT         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Chemicals........................    $  419          $  3          $ 117          $  447          $  4          $ 110
  Fibers...........................       429            --             70             507            --            120
  Polymers & Resins................       518            --            144             513            --            142
                                       ------          ----          -----          ------          ----          -----
SEGMENT TOTALS.....................     1,366             3            331           1,467             4            372

RECONCILIATION TO CONSOLIDATED
 TOTALS:
  Sales eliminations...............        (3)           (3)                            (4)           (4)
  Other revenues...................        --                                            2
  Less unallocated service costs:
    Cost of goods sold<F1>.........                                    (93)                                         (43)
    Marketing, administrative and
      technological expenses.......                                   (109)                                        (115)
  Amortization expense.............                                     (1)                                          --
  Equity earnings from
  affiliates.......................                                     21                                           12
  Interest expense.................                                    (19)                                         (23)
  Other income (expense)--net......                                      9                                            3

CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $1,363          $ --                         $1,465          $ --
                                       ======          ====          -----          ======          ====          -----
  INCOME BEFORE INCOME TAXES.......                                  $ 139                                        $ 206
                                                                     =====                                        =====

    Segment profit includes only operating expenses directly attributable to the segment. Unallocated service costs are managed centrally and primarily include costs of technology, engineering and manufacturing services that are provided to the segments.

<F1> Unallocated cost of goods sold for the six months ended June 30, 1999, includes first quarter 1999 special charges related to exiting the ammonia business ($28 million pretax, $18 million aftertax), the write down of a Fibers segment bulk continuous filament spinning machine ($6 million pretax, $4 million aftertax), and the anticipated settlement of certain pending property claims litigation relating to the Anniston, Alabama plant site ($29 million pretax, $18 million aftertax).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include all statements regarding the expected future financial position, results of operations, cash flows, effect of changes in accounting due to recently issued accounting standards, benefits from new technology, the cost of remediating the year 2000 issue and the effect of any unremediated or undiscovered year 2000 issues on Solutia's operations. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, those set forth below as well as general economic, business and market conditions, customer acceptance of new products, raw material pricing, efficacy of new technology and facilities, and increased competitive and/or customer pressure.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 1999, COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998

    Net sales for the second quarter of 1999 decreased by 5 percent as compared with the second quarter of 1998 due to lower average selling prices in the Fibers and Polymers & Resins segments. Sales volume declines in the Chemicals and Fibers segments were entirely offset by volume increases in the Polymers & Resins segment.

  Chemicals Segment

    Net sales in the Chemicals segment for the second quarter of 1999 declined from the comparable 1998 quarter primarily as the result of lower volumes for ammonia and chlorobenzenes, partially offset by improved volumes of adipic acid and feed ingredients. In the first quarter of 1999, Solutia exited the ammonia business and, as a result, had no ammonia sales during the second quarter of 1999. See Note 4 to the Consolidated Financial Statements for additional information. This unfavorable comparison will continue through the remainder of 1999. Chlorobenzene volumes also continued their decline, as exhibited in the first quarter, due to lower demand from the Flexsys, L.P. rubber chemicals joint venture ("Flexsys"). This volume decline was expected and will continue as Flexsys utilizes its new PPD2 operations which do not require chlorobenzenes as a raw material. Average selling prices for those products with formula pricing continued to decline in the 1999 quarter. However, the declines were offset by a more favorable sales mix of other products.

    Segment profit for the quarter ended June 30, 1999, increased by 13 percent as compared to the quarter ended June 30, 1998. The Chemicals segment benefited from lower-priced purchased ammonia, favorable manufacturing performance, and Solutia's on-going cost reduction efforts, including those related to personnel costs. For the 1999 second quarter, segment profit as a percentage of net sales was 28 percent as compared with 24 percent for the comparable quarter of 1998.

    On April 30, 1999, Solutia announced an agreement with FMC Corporation to form a joint venture to manufacture and market phosphorus chemicals. Solutia will contribute its Phosphorus Derivatives business and will hold a 50 percent ownership share. The formation of the joint venture is currently being reviewed by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

  Fibers Segment

    The Fibers segment's net sales for the three-month period ended
June 30, 1999, declined approximately 14 percent versus the comparable period of 1998. Declines in both average selling prices and sales volumes contributed equally to the year-over-year change. All the segment volume declines, and almost half the average selling price declines, were attributable to the Acrilan(R) acrylic fiber business. This business showed poor operating results as compared to the prior year due to continuing weak market conditions in the Asia Pacific region and the residual effect of those conditions on markets in the Americas. The weak market conditions in Asia Pacific began early in the third quarter of 1998 and have continued through the second quarter of 1999. Solutia's carpet business continued to experience lower average selling prices in the second quarter of 1999 due to the consolidation of the carpet mill industry and inter-fiber competition. Carpet volumes, however, were up slightly from the year-ago levels. To address the lower pricing, Solutia recently announced price increases in both the Acrilan(R) acrylic fiber and carpet fiber businesses.

    Segment profit for Fibers declined 39 percent due to the net sales decline and lower capacity utilization, but was partially offset by lower raw material costs and the effects of Solutia's cost reduction initiatives, including those related to personnel costs. As a result, segment profit as a percentage of net sales was 17 percent for the second quarter of 1999 as compared with 24 percent for the comparable quarter of 1998.

  Polymers & Resins Segment

    Net sales for the second quarter of 1999 in the Polymers & Resins segment increased 3 percent as compared to the second quarter of 1998. Sales volume increases were responsible for the improvement, but were partially offset by lower average selling prices. The segment's sales volumes increased primarily due to the CPFilms Inc. acquisition, which occurred during the current quarter, and to lesser extents, by improved sales volumes of merchant polymer and Saflex(R) plastic interlayer. CPFilms is the world market leader in window film and other high technology film products for automotive and architectural after-markets and a variety of other specialty film applications. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition. Merchant polymer sales volumes increased as global customers began to recover from the effects of the Asian financial crisis and began refilling their manufacturing process pipelines. Saflex(R) plastic interlayer sales volumes set a record for a second quarter due to strong market environments in Europe and North America. However, Saflex(R) plastic interlayer's net sales growth was more than offset by contractual price declines.

    Polymers & Resins segment profit for the second quarter of 1999 was flat as compared to the second quarter of 1998. The slight increase in the segment's net sales was more than offset by higher manufacturing costs and increased marketing expenses associated with Saflex(R) plastic interlayer growth programs. This led segment profit as a percentage of segment net sales to decrease to 28 percent in the second quarter of the current year from 29 percent in the second quarter of last year.

  Operating Income

    Operating income for the second quarter of 1999 declined to $102 million as compared to $115 million for the second quarter of 1998 due to lower segment profit discussed above. Reduced administrative spending offset increases in marketing expenses and amortization of goodwill from the CPFilms acquisition.

  Equity Earnings from Affiliates

    Equity earnings from affiliates increased to $11 million in the second quarter of 1999 from $6 million in the comparable 1998 quarter. The increase was driven by improved profitability at the Flexsys joint venture, which benefited from the PPD2 unit's good operating performance, and at the Advanced Elastomer Systems, L.P. ("AES") joint venture, which experienced higher sales volumes and good manufacturing performance.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1999, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

    Net sales for the six-month period ended June 30, 1999, decreased by 7 percent as compared with the six-month period ended June 30, 1998. Lower average selling prices, and to a lesser extent, lower sales volume contributed to the decline in net sales.

  Chemicals Segment

    Net sales declines in the Chemicals segment occurred primarily as the result of volume declines, and to a lesser extent, downward pressure on pricing. The decline in sales volume was driven by two intermediates products: ammonia and chlorobenzenes. The ammonia sales decline was caused by the failure of certain critical production equipment at the Luling, Louisiana facility during the first quarter of 1999. Because of the cost to repair the equipment and the availability of ammonia in the marketplace, Solutia decided not to repair the equipment, and instead to exit the business. The exit from the ammonia business is further discussed below in Operating Income. The decrease in chlorobenzene volumes was primarily due to lower demand as Flexsys uses its new PPD2 operations, which do not require chlorobenzenes as a raw material. Pricing declines experienced during the first half of 1999, as compared to the first half of 1998, were caused by contracts with negotiated price declines and contracts that contain formula pricing tied to the cost of the raw material components. During 1998 and into the second quarter of 1999, the prices of raw material feedstocks for certain products fell, resulting in lower selling prices.

    In spite of the decline in net sales, segment profit for the six-month period ended June 30, 1999, increased 6 percent as compared to the six-month period ended June 30, 1998. The Chemicals segment benefited from lower-priced purchased ammonia, favorable manufacturing performance, and Solutia's on-going cost reduction efforts, including those related to personnel costs. For the first half of 1999, segment profit as a percentage of net sales was 28 percent as compared with 25 percent for the first half of 1998.

    On April 30, 1999, Solutia announced an agreement with FMC Corporation to form a joint venture to manufacture and market phosphorus chemicals. Solutia will contribute its Phosphorus Derivatives business and will hold a 50 percent ownership share. The formation of the joint venture is currently being reviewed by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

  Fibers Segment

    The Fibers segment net sales for the six months ended June 30, 1999, were down approximately 15 percent as compared to the six months ended June 30, 1998. Pricing and volume contributed equally to the decrease. The Acrilan(R) acrylic fiber business was responsible for essentially all of the year-over-year decline in sales volumes and for over one-quarter of the year-over-year average selling price declines. These declines were caused by the weak market conditions in Asia Pacific that resulted from the financial crisis in that region. In addition, that region's lower demand caused a residual effect on markets in the Americas as producers sought alternative outlets for their products. The impact of these events began early in the third quarter of 1998 and have continued through the first half of 1999. Solutia's carpet business was responsible for the remainder of the average selling price decrease. Carpet has experienced lower average sales prices in the first half of 1999 as compared to the same period of the prior year due to the consolidation of the carpet mill industry. Also affecting the comparison of the six-month period ended June 30, 1999, with the same period of 1998 is the first quarter 1998 price increase which gradually eroded during 1998. Solutia was unable to obtain a similar price increase during the first quarter 1999, but did match, effective June 1, 1999, a competitor's earlier price increase.

    Segment profit for Fibers decreased 42 percent due to the net sales decline and higher manufacturing costs, but was partially offset by lower raw material costs and the effects of Solutia's cost reduction initiatives, including those related to personnel costs.

  Polymers & Resins Segment

    Polymers and Resins net sales for the first six months of 1999 were essentially flat as compared to the first six months of 1998. Sales volume improvements were almost entirely offset by lower average selling prices. Approximately one-half of the volume increase was attributable to the second quarter acquisition of CPFilms Inc. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition. In addition, both Vydyne(R) nylon plastic and Saflex(R) plastic interlayer sales volumes improved during the first half of 1999 from their 1998 levels. These sales volumes gains were significantly offset by average selling prices that were lower in the 1999 period than those in the 1998 period due to the pricing provisions of some long-term Saflex(R) plastic interlayer sales contracts and a less favorable mix of sales.

    Polymers & Resins segment profit for the first half of 1999 was also essentially unchanged from the first half of 1998 due to the net sales trends discussed above and Solutia's cost reduction efforts, including those related to personnel costs. Segment profit was 28 percent in both the six-month period ended June 30, 1999, and the six-month period ended June 30, 1998.

  Operating Income

    Operating income for the first six months of 1999 declined by 40 percent as compared to the first six months of 1998 due to lower segment profit discussed above and special charges affecting the 1999 period.

    In February 1999, Chemicals' ammonia unit experienced the failure of certain equipment critical to the production process. Based on an analysis of the economics of purchased ammonia and the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) special operations charge to cost of goods sold was recorded in the first quarter of 1999 to complete the exit plan. The charge included $2 million to write down the assets to fair value, $4 million of dismantling costs, and $22 million of costs for which Solutia is contractually obligated under an operating agreement. Excluding the contractually obligated costs, Solutia expects to complete the dismantling of the equipment and exit of the business by the end of 1999. The ammonia business' net sales for the six months ended June 30, 1999, and 1998, were $1 million and $12 million, respectively. Operating income for those periods was minimal.

    A special operations charge of $6 million ($4 million aftertax) was recorded to cost of goods sold to write down certain Fibers segment assets to their fair values. The charge is due to a review under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," ("SFAS No. 121"). The review stemmed from a historical trend of operating losses and a forecast that the trend would continue. The SFAS No. 121 review indicated that the carrying amount of the assets exceeded the identifiable undiscounted cash flows related to the assets. Fair value of the assets was determined based on estimates of market prices.

    Also during the first quarter of 1999, Solutia recorded a $29 million
($18 million aftertax) charge to cost of goods sold related to the anticipated settlement of two lawsuits brought against Monsanto Company ("Monsanto") relating to the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site. The anticipated settlement of these cases provided information that allowed management to estimate more accurately the company's position with respect to such litigation.

    Partially offsetting the decline in operating income, caused by the special charges and lower segment profit discussed above, were lower personnel and benefits costs associated with Solutia's on-going cost reduction efforts.

  Equity Earnings from Affiliates

    Equity earnings from affiliates increased to $21 million in the first half of 1999 from $12 million in the comparable period of 1998. The increase was driven by improved profitability at the Flexsys joint venture, which benefited from the PPD2 unit's good operating performance, and at the AES joint venture, which experienced higher sales volumes and good manufacturing performance.

LIQUIDITY AND CAPITAL RESOURCES

    Solutia's working capital at June 30, 1999, decreased to $123 million from $259 million at December 31, 1998. The decrease was primarily due to higher short-term borrowings and accrued liabilities, and lower cash balances. During the first half of 1999, Solutia acquired CPFilms Inc. in an all-cash transaction that was funded with short-term borrowings. See Note 3 to the Consolidated Financial Statements for additional information. The increased accrued liability balance is due to the timing of income tax payments and other normal events. Cash balances declined primarily due to lower cash from operations, increased capital spending and the CPFilms acquisition, offset by the short-term borrowings previously discussed and advance payments from third parties of $56 million.

    Solutia continued to reinvest in itself through share repurchases. Shares repurchased during 1999 under the second 5 million share repurchase program total 2.1 million shares. The cost of shares repurchased during the first half of 1999 was approximately $50 million.

    The Company believes that its cash flow from operations, supplemented by periodic additional borrowings, provides it with sufficient resources to finance operations and planned capital needs.

THE YEAR 2000 ISSUE

  Overview

    The year 2000 ("Y2K") issue refers to the inability of a date-sensitive computer program to recognize a two-digit date field designated "00" as the year 2000. Mistaking "00" for 1900 could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, send invoices, or engage in other normal business activities. This is a significant issue for most, if not all, companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty.

    Solutia began addressing its Y2K issues in 1996. The planning phase of the process was completed during 1997. Effective December 31, 1998, Solutia adopted the Y2K Readiness Disclosure format of the Chemical Manufacturers Association ("CMA"), of which Solutia is a member. The CMA disclosure format uses four process categories and five functional areas. Solutia has conformed its Y2K reporting to the CMA disclosure format. The following sections contain a summary of Solutia's Y2K readiness and detailed discussions of Solutia's Y2K issues.

  Summary of Y2K Readiness

    The following table summarizes Solutia's Y2K readiness. The percentage in each column indicates the completion of each process step listed.

                                                                                            CONTINGENCY
                          INVENTORY/                                                           PLANS         IMPLEMENTATION
                          ASSESSMENT      REMEDIATION      TESTING      IMPLEMENTATION       DEVELOPED            DATE
                          ----------      -----------      -------      --------------      -----------      --------------
Business
  Applications........       100%             98%            91%             91%                See             Mid-1999
Manufacturing and
  Warehousing
  Equipment...........       100%             98%            98%             98%             Comments        2nd Qtr. 1999
Information Technology
  Technical
  Infrastructure......       100%             98%            98%             98%               Below         2nd Qtr. 1999
Environmental
  Operations
  Systems.............       100%             98%            98%             98%                             2nd Qtr. 1999
Business Partners.....       100%             --             --              --                              2nd Qtr. 1999

  Business Applications

    Solutia inventoried and assessed its business applications during 1997 and determined that significant portions of its software required modification or repair to function properly beyond December 31, 1999. Solutia has addressed the majority of these Y2K issues through the installation of software licensed from SAP AG which is Y2K compliant. The final transition to SAP was completed successfully in May 1999. Most critical issues that were not addressed by SAP have also been remediated. A limited number of applications will be remediated immediately preceding Y2K integrated testing of those applications. Y2K integrated testing of SAP and non-SAP systems began in late June 1999 and is continuing on schedule.

  Manufacturing and Warehousing Equipment and Environmental Operations Systems

    Solutia's manufacturing and warehousing equipment and its environmental operations systems include primary process control systems and devices with embedded chips. Both have been inventoried and assessed. Remediation and testing of primary process control systems is essentially complete. Remediation of Y2K issues identified in devices with embedded chips also is essentially complete. The remaining unremediated systems will be repaired and tested during planned plant shutdowns in the second half of 1999.

  Information Technology Technical Infrastructure

    Solutia's information technology ("IT") technical infrastructure area is primarily comprised of host server systems, computer networking infrastructure, voice systems, and desktop computer workstations and software. The inventory and assessment of the IT technical infrastructure area was completed in early 1999. The assessment, remediation and testing of the issues identified is essentially complete. Remediation and testing of a small number of systems will occur in the second half of 1999 to coincide with scheduled system outages.

  Business Partners

    Solutia's business partners include its suppliers and service providers (supply chain), and its customers. Solutia has been involved in an on-going process to identify and assess those business partners in the supply chain that provide materials, products or services critical to the company's operations. As of June 30, 1999, approximately 80 percent of Solutia's critical suppliers reported that they had either completed their remediation efforts or planned to complete their remediation by mid-1999. Investigation of Y2K issues with critical suppliers who did not expect to complete their remediation efforts by mid-1999 is continuing on schedule. Audits of selected suppliers to verify the status and/or completion of their remediation will continue through the second half of 1999.

    Solutia has been working with customers to address their Y2K concerns regarding Solutia's ability to operate. Plans to address the ability of our significant customers to accept our products after December 31, 1999, are being developed in conjunction with Solutia's contingency planning, as described below.

  Integrated Testing

    Solutia is performing integrated Y2K testing of critical systems and expects the tests to continue throughout 1999. The majority of the integrated testing began in late June and is continuing through July 1999. This testing includes three components: 1) a baseline test, 2) a year-end rollover test, and
3) a leap-year rollover test. To date, the baseline test and the year-end rollover test have been completed and no significant issues have been identified. However, given the nature of Solutia's manufacturing and other operations, full-scale integrated testing may not be practical in some areas and, therefore, may be limited in scope to avoid significant disruption of the company's operations. Statements of compliance from vendors and other compliance evidence are expected to mitigate the risk of not performing integrated testing in those areas.

  Contingency Planning

    During the first quarter of 1999, Solutia completed the development of a contingency planning process for Y2K issues. The process engaged the manufacturing sites in the evaluation of their existing contingency plans in light of possible Y2K effects. Solutia completed the Y2K contingency plans for all manufacturing sites by the end of the second quarter of 1999. These plans are being reviewed by management and implementation is expected to begin in the third quarter of 1999. The contingency planning process has been modified for use in non-manufacturing areas, and development of those plans is underway. Solutia expects to complete contingency plans for non-manufacturing areas by the end of the third quarter of 1999. For both manufacturing and non-manufacturing areas, the plans will include procedures that attempt to minimize the impact of any unremediated and unresolved Y2K issues on Solutia's operations and financial position.

  Costs

    To date, Solutia has incurred approximately $8 million in costs related to Y2K work, excluding the cost of SAP implementation. Management currently estimates that additional costs to evaluate and remediate the remaining issues will be less than $5 million. These costs will be expensed as incurred during 1999.

  Risks

    Based on the status of Solutia's work to address its Y2K issues, including the performance of integrated testing, management does not expect the Y2K issue to pose significant operational problems for the company. However, if the company's customers, suppliers, and service providers fail to rectify their Y2K issues in their own systems or fail to implement appropriate contingency plans, the resultant effect on the company could be material. Management anticipates the most reasonably likely worst-case scenario would involve a temporary shutdown of certain units if, in management's judgment, the company cannot run certain processes safely from an environmental, safety and health standpoint because of the failure of a supplier or service provider to resolve their Y2K issues. Through the development of contingency plans, the company expects to mitigate the effect that any such temporary shutdowns would have on the company or third parties.

    The estimated costs and date of completion of Y2K remediation are based on management's best estimates, which were derived from numerous assumptions about future events. These assumptions include the availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the availability and accuracy of information from vendors, suppliers, and other third parties regarding their Y2K preparedness, and the ability to identify and correct all relevant computer codes.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the Statement of Consolidated Financial Position at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges would be recognized in the Statement of Consolidated Income. During June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS No. 133 by one year. The standard will now be effective for the Company beginning January 1, 2001. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the consolidated financial statements.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Solutia's annual report on Form 10-K for the year ended December 31, 1998, described a number of lawsuits brought against Monsanto relating to the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site. Monsanto was served with a new case on June 21, 1999, which was filed in Circuit Court for Calhoun County, Alabama on behalf of 788 individuals who allege that their persons or properties were exposed to PCBs. As a result of that alleged exposure, plaintiffs claim to have suffered personal injuries and fear future disease; they assert the need for medical monitoring and claim to have suffered damage to their properties. Plaintiffs seek compensatory and punitive damages in an unspecified amount. This action is being vigorously defended.

    On December 4, 1998, the U.S. Environmental Protection Agency ("EPA") issued a notice of violation to Solutia, Monsanto and P4 Production, L.L.C., alleging violations of the Wyoming Environmental Quality Act, the Wyoming Air Quality Standards & Regulations and a permit issued in 1994 by the Wyoming Department of Environmental Quality to Sweetwater Resources, Inc., a former subsidiary of Monsanto, for a coal coking facility in Rock Springs, Wyoming. This facility is currently owned by P4 Production, a joint venture formed in conjunction with the spinoff of Solutia by Monsanto on September 1, 1997. P4 Production is owned 40 percent by Solutia and 60 percent by Monsanto and is operated by Solutia under an operating agreement with P4 Production. The alleged violations arise out of the same facts that formed the basis of a consent order with Monsanto issued by the Wyoming Environmental Quality Council on March 6, 1997 (the "1997 Consent Order"). At that time neither the EPA nor the Wyoming Department of Environmental Quality sought to impose a penalty. As a result of the December 4, 1998 notice of violation, Solutia, Monsanto, and P4 Production began discussions with the EPA and the Wyoming Department of Environmental Quality. These discussions culminated in the negotiation of a judicial settlement with the Wyoming Department of Environmental Quality that incorporated the terms and conditions of the 1997 Consent Order and assessed a penalty in the amount of $200,000. A consent decree was entered in the First Judicial District Court in Laramie County, Wyoming on June 25, 1999. The penalty was paid by P4 Production. Approximately $120,000 of the amount of this penalty will be allocated to Solutia under the joint venture agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At Solutia's annual meeting of shareholders on April 28, 1999, two matters were submitted to a vote of shareholders.

    1. The following directors were elected, each to hold office for a three-year term that will expire at the annual meeting of shareholders in 2002 (or until their respective successors are elected and qualified, or until their earlier death, resignation, or removal). Votes were cast as follows:

                                                                                           VOTES
                                                                         VOTES           "WITHHOLD
                                   NAME                                  "FOR"          AUTHORITY"
                                   ----                                  -----          ----------
       Joan T. Bok.................................................    91,691,155        1,642,003
       Howard M. Love..............................................    91,716,768        1,616,390
       Robert G. Potter............................................    91,748,550        1,584,608

       The following directors are continuing current terms expiring at the annual meeting of shareholders in 2000: Robert T. Blakely, Paul H. Hatfield, Robert H. Jenkins, and Frank A. Metz, Jr.

       The following directors are continuing terms expiring at the annual meeting of shareholders in 2001: John C. Hunter III, William D. Ruckelshaus, and John B. Slaughter.

    2. The appointment by the Board of Directors of Deloitte & Touche L.L.P. as principal independent auditors for the year 1999 was ratified by the shareholders. A total of 92,019,804 votes were cast in favor of ratification, 956,530 votes were cast against it, and 356,824 votes were counted as abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit index at page 16 of this report.

    (b) Solutia did not file any reports on Form 8-K during the quarter ended June 30, 1999.

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

                                                       SOLUTIA INC.
                                          -------------------------------------
                                                      (Registrant)



                                                   /s/ ROGER S. HOARD
                                          -------------------------------------
                                             (Vice President and Controller)
                                           (On behalf of the Registrant and as
                                              Principal Accounting Officer)

Date: July 30, 1999

                                 EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

   2          Omitted--Inapplicable

   3          Omitted--Inapplicable

   4          Omitted--Inapplicable

  10          1. Solutia Inc. 1997 Stock-Based Incentive Plan, as amended on April 28, 1999

              2. Solutia Inc. Management Incentive Replacement Plan, as
                 amended on April 28, 1999

  11          Omitted--Inapplicable; see "Statement of Consolidated
              Income" on page 1.

  15          Omitted--Inapplicable

  18          Omitted--Inapplicable

  19          Omitted--Inapplicable

  22          Omitted--Inapplicable

  23          Omitted--Inapplicable

  24          Omitted--Inapplicable

  27          Financial Data Schedule

  99          Omitted--Inapplicable