Form 10-Q
period 1999-09-30
SOLUTIA INC
filed 1999-10-29
CIK 1043382

===============================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-13255
                       ---------

                                 SOLUTIA INC.
                                 ------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     43-1781797
           --------                                     ----------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

575 MARYVILLE CENTRE DRIVE, P.O. BOX 66760, ST. LOUIS, MISSOURI      63166-6760
---------------------------------------------------------------      ----------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                (314) 674-1000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO
                                      ---    ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                           OUTSTANDING AT
            CLASS                                        SEPTEMBER 30, 1999
            -----                                        ------------------

COMMON STOCK, $0.01 PAR VALUE                            110,143,102 SHARES
-----------------------------                            ------------------
===============================================================================

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                SOLUTIA INC.

                                     STATEMENT OF CONSOLIDATED INCOME
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                         -------------------         ---------------------
                                                         1999          1998           1999           1998
                                                         -----         -----         ------         ------
NET SALES..........................................      $ 731         $ 703         $2,094         $2,168
Cost of goods sold.................................        548           515          1,613          1,587
                                                         -----         -----         ------         ------
GROSS PROFIT.......................................        183           188            481            581
Marketing expenses.................................         38            35            108            109
Administrative expenses............................         29            36             91            101
Technological expenses.............................         21            22             58             62
Amortization expense...............................          1            --              2             --
                                                         -----         -----         ------         ------
OPERATING INCOME...................................         94            95            222            309
Equity earnings from affiliates....................          5             5             26             17
Interest expense...................................        (11)          (11)           (30)           (34)
Other income (expense)--net........................          1            (1)            10              2
                                                         -----         -----         ------         ------
INCOME BEFORE INCOME TAXES.........................         89            88            228            294
Income taxes.......................................         28            30             73            100
                                                         -----         -----         ------         ------
NET INCOME.........................................      $  61         $  58         $  155         $  194
                                                         =====         =====         ======         ======
BASIC EARNINGS PER SHARE...........................      $0.55         $0.50         $ 1.40         $ 1.67
                                                         =====         =====         ======         ======
DILUTED EARNINGS PER SHARE.........................      $0.53         $0.47         $ 1.34         $ 1.56
                                                         =====         =====         ======         ======
Weighted average equivalent shares (in millions):
    Basic..........................................      110.3         115.6          111.1          116.3
    Effect of dilutive securities:
        Common share equivalents--common shares
          issuable upon exercise of outstanding
          stock options............................        4.1           7.4            4.5            7.7
                                                         -----         -----          -----          -----
    Diluted........................................      114.4         123.0          115.6          124.0
                                                         =====         =====          =====          =====

                              STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                                          (DOLLARS IN MILLIONS)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                         -------------------         ---------------------
                                                         1999          1998           1999           1998
                                                         -----         -----         ------         ------
NET INCOME.........................................      $  61         $  58         $  155         $  194
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments...................          7            15            (19)            11
                                                         -----         -----         ------         ------
COMPREHENSIVE INCOME...............................      $  68         $  73         $  136         $  205
                                                         =====         =====         ======         ======

See accompanying Notes to Consolidated Financial Statements.

                                           SOLUTIA INC.

                          STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      1999                1998
                                                                  -------------       ------------
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................         $    7              $   89
Trade receivables, net of allowance of $7 in 1999 and
  1998......................................................            442                 357
Miscellaneous receivables and prepaid expenses..............            131                 126
Deferred income tax benefit.................................            103                  88
Inventories.................................................            337                 331
                                                                     ------              ------
TOTAL CURRENT ASSETS........................................          1,020                 991

PROPERTY, PLANT AND EQUIPMENT:
Land........................................................             18                  17
Buildings...................................................            382                 371
Machinery and equipment.....................................          2,831               2,786
Construction in progress....................................            267                 127
                                                                     ------              ------
Total property, plant and equipment.........................          3,498               3,301
Less accumulated depreciation...............................          2,404               2,357
                                                                     ------              ------
NET PROPERTY, PLANT AND EQUIPMENT...........................          1,094                 944
INVESTMENTS IN AFFILIATES...................................            396                 394
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................            251                 274
OTHER ASSETS................................................            272                 162
                                                                     ------              ------
TOTAL ASSETS................................................         $3,033              $2,765
                                                                     ======              ======
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................................         $  296              $  278
Accrued liabilities.........................................            527                 454
Short-term debt.............................................             76                  --
                                                                     ------              ------
TOTAL CURRENT LIABILITIES...................................            899                 732

LONG-TERM DEBT..............................................            597                 597
POSTRETIREMENT LIABILITIES..................................            970                 971
OTHER LIABILITIES...........................................            497                 472
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock (authorized, 600,000,000 shares, par value
  $0.01)
    Issued: 118,400,635 shares in 1999 and 1998.............              1                   1
    Additional contributed capital..........................           (137)               (131)
    Treasury stock, at cost (8,257,533 shares in 1999 and
      5,629,677 shares in 1998).............................           (200)               (143)
Unearned ESOP shares........................................            (21)                (25)
Accumulated other comprehensive income......................             --                  19
Reinvested earnings.........................................            427                 272
                                                                     ------              ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........................             70                  (7)
                                                                     ------              ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)........         $3,033              $2,765
                                                                     ======              ======
See accompanying Notes to Consolidated Financial Statements.

                                   SOLUTIA INC.

                      STATEMENT OF CONSOLIDATED CASH FLOW
                             (DOLLARS IN MILLIONS)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  -------------------
                                                                  1999          1998
                                                                  -----         -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income..................................................      $ 155         $ 194
Adjustments to reconcile to Cash From Operations:
    Items that did not use (provide) cash:
        Deferred income taxes...............................         --            11
        Depreciation and amortization.......................        107           103
        Other...............................................         65            24
    Working capital changes that provided (used) cash:
        Trade receivables...................................        (61)            1
        Inventories.........................................         18           (30)
        Accounts payable and accrued liabilities............        (21)           88
        Other...............................................          4            19
    Other items.............................................         14           (11)
                                                                  -----         -----
CASH FROM OPERATIONS........................................        281           399
                                                                  -----         -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................       (189)          (84)
Acquisition and investment payments.........................       (203)           (1)
Investment and property disposal proceeds...................         16             8
                                                                  -----         -----
CASH FROM INVESTING ACTIVITIES..............................       (376)          (77)
                                                                  -----         -----

FINANCING ACTIVITIES:
Net change in short-term debt...............................         76          (190)
Treasury stock purchases....................................        (70)         (113)
Dividend payments...........................................         --            (4)
Common stock issued under employee stock plans..............          7            24
                                                                  -----         -----
CASH FROM FINANCING ACTIVITIES..............................         13          (283)
                                                                  -----         -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............        (82)           39

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         89            24
                                                                  -----         -----
END OF PERIOD...............................................      $   7         $  63
                                                                  =====         =====

See accompanying Notes to Consolidated Financial Statements.

                            SOLUTIA INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (DOLLARS IN MILLIONS)

1. BASIS OF PRESENTATION

    Solutia Inc. is an international producer and marketer of a range of high performance chemical-based materials, including Saflex(R) plastic interlayer, high technology polyester film products, specialty chemicals, nylon and acrylic fibers and fiber intermediates, and phosphorus derivatives. These materials are used by our customers to make construction, automotive, and industrial products, and household furnishings.

    These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 1998 Annual Report to shareholders and incorporated by reference in the company's annual report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 1999.

    The accompanying unaudited consolidated financial statements reflect all adjustments which in the opinion of management are necessary to present fairly the financial position, results of operations, comprehensive income, and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2. INVENTORY VALUATION

    The components of inventories as of September 30, 1999, and December 31, 1998, were as follows:

                                                 SEPTEMBER 30,       DECEMBER 31,
                                                     1999                1998
                                                 -------------       ------------
Finished goods.............................          $ 235              $ 252
Goods in process...........................            129                 87
Raw materials and supplies.................             91                116
                                                     -----              -----
Inventories, at FIFO cost..................            455                455
Excess of FIFO over LIFO cost..............           (118)              (124)
                                                     -----              -----
TOTAL......................................          $ 337              $ 331
                                                     =====              =====

3. CPFILMS INC. ACQUISITION

    On May 25, 1999, Solutia acquired CPFilms Inc. from Akzo Nobel N.V. for approximately $200 million. CPFilms is the world market leader in window film and other high technology film products for automotive and architectural after-markets and a variety of other specialty film applications. CPFilms' 1998 annual net sales were approximately $130 million. The acquisition has been accounted for using the purchase method, and the preliminary purchase price allocation resulted in goodwill and other intangible assets of approximately $100 million. Goodwill and other intangible assets will be amortized over their estimated useful lives of 20 years.

4. SPECIAL OPERATIONS CHARGES

    During the first quarter of 1999, Solutia recorded special operations charges of $34 million ($22 million aftertax) related to manufacturing operations in the Chemicals and Fibers segments.

    In February 1999, Chemicals' ammonia unit experienced the failure of certain equipment critical to the production process. Based on an analysis of the economics of purchased ammonia and the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) charge to cost of goods sold was recorded in the first quarter to complete the exit plan. The charge included $2 million to write down the assets to fair value, $4 million of dismantling costs, and $22 million of costs for which Solutia is contractually obligated under an operating agreement. Excluding the contractually obligated costs, Solutia expects to complete the dismantling of the equipment and the exit of the business by the end of the first quarter of 2000. The ammonia business's net sales for the three months ended September 30, 1999, and 1998, were $0 and $5 million, respectively, and for the nine months ended September 30, 1999, and 1998, were $1 million and $17 million, respectively. Operating income for those periods was minimal.

    A special operations charge of $6 million ($4 million aftertax) was also recorded to cost of goods sold primarily to write down a Fibers segment bulk continuous filament spinning machine as a result of a noncompetitive cost position. The charge is due to a Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," review which indicated that the carrying amount of the assets exceeded the identifiable undiscounted cash flows related to the assets. Fair value of the assets was determined based on estimates of market prices. Operating income derived from the machinery was minimal in the three-month and nine-month periods ended September 30, 1999, and 1998.

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

6. SEGMENT DATA

    Segment data for the three months and the nine months ended
September 30, 1999, and 1998, were as follows:

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------------------------------------------------
                                                         1999                                        1998
                                          -----------------------------------         -----------------------------------
                                           NET       INTERSEGMENT                      NET       INTERSEGMENT
                                          SALES         SALES          PROFIT         SALES         SALES          PROFIT
                                          -----      ------------      ------         -----      ------------      ------
SEGMENT:
  Polymers & Resins...................    $297           $ --           $ 75          $235           $ --           $ 64
  Chemicals...........................     211              1             58           228              1             63
  Fibers..............................     224             --             26           241             --             56
                                          ----           ----           ----          ----           ----           ----
SEGMENT TOTALS........................     732              1            159           704              1            183
RECONCILIATION TO CONSOLIDATED TOTALS:
  Sales eliminations..................      (1)            (1)                          (1)            (1)
  Less unallocated service costs:
    Cost of goods sold................                                   (12)                                        (25)
    Marketing, administrative and
      technological expenses..........                                   (52)                                        (63)
  Amortization expense................                                    (1)                                         --
  Equity earnings from affiliates.....                                     5                                           5
  Interest expense....................                                   (11)                                        (11)
  Other income (expense)--net.........                                     1                                          (1)
CONSOLIDATED TOTALS:
                                          ----           ----                         ----           ----
  NET SALES...........................    $731           $ --                         $703           $ --
                                          ====           ====           ----          ====           ====           ----
  INCOME BEFORE INCOME TAXES..........                                  $ 89                                        $ 88
                                                                        ====                                        ====

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------------------
                                                       1999                                         1998
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT                      NET        INTERSEGMENT
                                       SALES          SALES          PROFIT         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Polymers & Resins................    $  815          $ --          $ 219          $  748          $ --          $ 206
  Chemicals........................       630             4            175             675             5            173
  Fibers...........................       653            --             96             748            --            176
                                       ------          ----          -----          ------          ----          -----
SEGMENT TOTALS.....................     2,098             4            490           2,171             5            555
RECONCILIATION TO CONSOLIDATED
TOTALS:
  Sales eliminations...............        (4)           (4)                            (5)           (5)
  Other revenues...................        --                                            2
  Less unallocated service costs:
    Cost of goods sold<F1>.........                                   (105)                                         (68)
    Marketing, administrative and
      technological expenses.......                                   (161)                                        (178)
  Amortization expense.............                                     (2)                                          --
  Equity earnings from
    affiliates.....................                                     26                                           17
  Interest expense.................                                    (30)                                         (34)
  Other income (expense)--net......                                     10                                            2
CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $2,094          $ --                         $2,168          $ --
                                       ======          ====          -----          ======          ====          -----
  INCOME BEFORE INCOME TAXES.......                                  $ 228                                        $ 294
                                                                     =====                                        =====

    Segment profit includes only operating expenses directly attributable to the segment. Unallocated service costs are managed centrally and primarily include costs of technology, engineering and manufacturing services that are provided to the segments.

<F1> Unallocated cost of goods sold for the nine months ended
     September 30, 1999, includes first quarter 1999 special charges related to exiting the ammonia business ($28 million pretax, $18 million aftertax), the write down of a Fibers segment bulk continuous filament spinning machine ($6 million pretax, $4 million aftertax), and the anticipated settlement of certain pending property claims litigation relating to the Anniston, Alabama plant site
     ($29 million pretax, $18 million aftertax).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include all statements regarding the expected future financial position, results of operations, cash flows, effect of changes in accounting due to recently issued accounting standards, benefits from new technology, price increases, timing of share repurchases, cost of remediating the year 2000 issue and effect of any unremediated or undiscovered year 2000 issues on Solutia's operations. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, those set forth below as well as general economic, business and market conditions, customer acceptance of new products, raw material pricing, efficacy of new technology and facilities, and increased competitive and/or customer pressure.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1999,
COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

    Net sales for the third quarter of 1999 increased 4 percent from net sales in the third quarter of 1998. This increase was driven by higher sales volumes in the Polymers & Resins and Fibers segments, but was partially offset by lower average selling prices in all segments.

  Polymers & Resins Segment

    Net sales for the three months ended September 30, 1999, increased 26 percent as compared to the three months ended
September 30, 1998. Sales volumes improved significantly, but were partially offset by lower average selling prices. Approximately one-half of the segment's sales volume increase was attributable to the CPFilms Inc. acquisition, which occurred during the second quarter of 1999.
See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition. In addition, both the Nylon, Plastics and Polymers ("NPP") business and Saflex(R) plastic interlayer business experienced very strong sales volumes. NPP continued to see higher sales volumes for merchant polymer as global customers began to recover from the effects of the Asian financial crisis and began refilling their supply pipelines. In addition, NPP's Vydyne(R) nylon molding resins continued their volume improvements following the formation of the alliance with Dow
Chemical on January 1, 1999. Saflex(R) plastic interlayer sales volumes increased due to strong market environments in Europe and North America, and strengthening Asian markets. Partially offsetting the sales volume growth in the NPP and Saflex businesses were contracted price reductions.

    Polymers & Resins segment profit for the third quarter of 1999 increased 17 percent as compared to the third quarter of 1998. The increase in the segment's sales volumes, as discussed above, drove the segment profit increase. The lower average selling prices caused segment profit as a percentage of segment net sales to decrease slightly to 25 percent in the third quarter of 1999 from 27 percent in the third quarter of last year.

  Chemicals Segment

    Net sales in the Chemicals segment for the third quarter of 1999 declined 7 percent from the comparable 1998 quarter primarily as the result of no sales of ammonia and lower volumes of acrylonitrile. In the first quarter of 1999, Solutia exited the ammonia business and, as a result, had no ammonia sales during the third quarter of 1999. See Note 4 to the Consolidated Financial Statements for additional information. This unfavorable comparison will continue in the fourth quarter of 1999. Acrylonitrile volumes declined due to the timing of sales contract provisions with our acrylonitrile expansion partner.

    Segment profit for the quarter ended September 30, 1999, declined by 8 percent as compared to the quarter ended
September 30, 1998. This decrease was caused by the lower net sales amount in the 1999 quarter, as explained above, increased raw material costs during the 1999 quarter and less favorable manufacturing performance. For the 1999 third quarter, segment profit as a percentage of net sales was 27 percent as compared with 28 percent for the comparable quarter of 1998.

  Fibers Segment

    The Fibers segment's net sales for the three-month period ended September 30, 1999, declined approximately 7 percent versus the three-month period ended September 30, 1998. This decline was caused by lower average selling prices in each of the segment's businesses, partially offset by volume growth in each of the segment's businesses.
The majority of the decline in average selling price occurred in the Acrilan business as the result of competition from Asian producers in the apparel market. The consolidation of the carpet mill industry also continues to adversely effect the carpet business's average selling prices. In addition, Carpet had a less favorable mix of sales in the third quarter of 1999, as compared to the third quarter of 1998. Sales volumes in the three-month period ended September 30, 1999, increased most significantly in the carpet and Acrilan(R) acrylic fiber businesses as compared to the three-month period ended September 30, 1998. Carpet sales volumes were higher due to customer demand for unbranded staple and branded bulk continuous filament (BCF) products. The Acrilan business experienced volume growth for the first time since the second quarter of 1998, with the gains being derived from export sales.

    Segment profit for Fibers declined 54 percent due to lower average selling prices and higher raw material costs in each of the segment's businesses during the 1999 quarter. Lower capacity utilization at our Acrilan(R) acrylic fiber plants in support of an inventory reduction targets also adversely affected segment profit. As a result, segment profit as a percentage of net sales was 12 percent for the 1999 third quarter as compared with 23 percent for the comparable 1998 quarter.

  Operating Income

    Solutia's operating income for the third quarter of 1999 was essentially flat with the third quarter of 1998 as improvements in the Polymers & Resins business were more than offset by the declines in Chemicals and Fibers. Each of the businesses' net sales and segment profit is discussed above. Reduced administrative spending and benefit costs offset increases in marketing expenses and amortization of goodwill from the CPFilms acquisition.

  Equity Earnings from Affiliates

    Equity earnings from affiliates was $5 million in the third quarters of both 1999 and 1998. Improved sales volumes at the Flexsys, L.P. and the Advanced Elastomer Systems, L.P. ("AES") joint ventures were offset by lower average selling prices.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1999,
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

    For the nine-month period ended September 30, 1999, net sales declined 3 percent as compared to net sales in the comparable 1998 period. The net sales decline was due to lower average selling prices that affected all segments. In addition, sales volumes in the Fibers and Chemicals segments were lower in the 1999 period than in the 1998 period.

  Polymers & Resins Segment

    Polymers & Resins net sales for the 1999 period increased
9 percent as compared to the 1998 period due to higher sales volumes, but were partially offset by lower average selling prices. The sales volume increase was attributable to the CPFilms acquisition, strong sales volumes of Saflex(R) plastic interlayer and improved volumes of merchant polymer. Approximately one-half of the volume increase was attributable to the second quarter acquisition of CPFilms. See
Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition. Lower average selling prices were most significant in the Saflex and the NPP businesses. For Saflex(R) plastic interlayer, selling prices were lower in the 1999 period than those in the 1998 period due to the pricing provisions of some long-term sales contracts. NPP prices declined due to competition in the merchant polymer market.

    Polymers & Resins segment profit for the 1999 period increased
6 percent from the 1998 period due to the net sales trends discussed above and Solutia's cost reduction efforts, including those related to personnel costs. Segment profit was 27 percent in the period ended September 30, 1999, as compared to 28 percent for the period ended September 30, 1998.

  Chemicals Segment

    Net sales declined primarily due to volume declines, and to a lesser extent, lower average selling prices. The decline in sales volume was driven by two intermediates products: ammonia and chlorobenzenes. During the first quarter of 1999, certain equipment, at the Luling, Louisiana facility, that was critical to the production of ammonia failed. Because of the cost to repair the equipment and the availability of ammonia in the marketplace, Solutia decided not to repair the equipment, and instead to exit the business. For the nine months ended September 30, 1999, net sales were $16 million lower than in the comparable 1998 period due to these events. The exit from the ammonia business is further discussed below in Operating Income. The decrease in chlorobenzene volumes was primarily due to lower demand as Flexsys increases production at its new PPD2 plant, which does not require chlorobenzenes as a raw material. Average selling price declines experienced during 1999 were caused by contracts with negotiated price declines and contracts that contain formula pricing tied to the cost of the raw material components. Through most of the 1999 period, the prices of raw material feedstocks for certain products fell, resulting in lower selling prices.

    In spite of the decline in net sales, segment profit for the nine-month period ended September 30, 1999, was essentially flat as compared to the nine-month period ended September 30, 1998. In 1999, the Chemicals segment benefited from purchasing ammonia at prices lower than manufactured cost, favorable manufacturing performance, and Solutia's on-going cost reduction efforts, including those related to personnel costs. For the first nine months of 1999, segment profit as a percentage of net sales was 28 percent as compared with 26 percent for the first nine months of 1998.

    On April 30, 1999, Solutia announced an agreement with FMC Corporation to form a joint venture to manufacture and market phosphorus chemicals. Solutia will contribute its Phosphorus Derivatives business and will hold a 50 percent ownership share. The formation of the joint venture is being reviewed by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

  Fibers Segment

    The Fibers segment net sales for the nine months ended
September 30, 1999, were down approximately 13 percent as compared to the nine months ended September 30, 1998. Approximately two-thirds of the segment's net sales decline was attributed to lower average selling prices, with the remaining one-third of the decline resulting from decreased sales volumes.

    Of those declines, the Acrilan business was responsible for all of the year-over-year sales volume decline and for approximately
40 percent of the year-over-year average selling price decline. These declines were caused by the weak market conditions in Asia Pacific that resulted from the financial crisis in that region. In addition, that region's lower demand caused a residual effect on markets in the Americas as Asia Pacific producers sought alternative outlets for their products. The impact of these events began early in the third quarter of 1998 and have continued through the third quarter of 1999.

    Solutia's carpet business was responsible for the remainder of the average selling price decrease. Carpet experienced lower average sales prices in the nine months of 1999 as compared to the same period of the prior year due to the consolidation of the carpet mill industry. Partially offsetting the carpet fiber average selling price declines was increased sales volume.

    Segment profit for Fibers decreased 45 percent due to the net sales decline and higher manufacturing costs, but was partially offset by lower raw material costs and the effects of Solutia's cost reduction initiatives, including those related to personnel costs.

  Operating Income

    Solutia's operating income for the first nine months of 1999 declined by 28 percent as compared to the first nine months of 1998 due principally to special charges taken in the first quarter of 1999.

    In February 1999, Chemicals' ammonia unit experienced the failure of certain equipment critical to the production process. Based on an analysis of the economics of purchased ammonia and the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) special operations charge to cost of goods sold was recorded in the first quarter of 1999 to complete the exit plan. The charge included $2 million to write down the assets to fair value, $4 million of dismantling costs, and $22 million of costs for which Solutia is contractually obligated under an operating agreement. Excluding the contractually obligated costs, Solutia expects to complete the dismantling of the equipment and exit of the business by the end of the first quarter of 2000. The ammonia business' net sales for the nine months ended September 30, 1999, and 1998, were $1 million and $17 million, respectively. Operating income for those periods was minimal.

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

  Equity Earnings from Affiliates

    Equity earnings from affiliates increased to $26 million in the nine months ended September 30, 1999, from $17 million in the nine months ended September 30, 1998. The increase was driven by improved sales volumes and profitability at the Flexsys joint venture, which benefited from the PPD2 unit's good operating performance, and at the AES joint venture, which experienced higher sales volumes and good manufacturing performance.

OUTLOOK

    During the third quarter 1999, costs of many raw material feedstocks increased, ending the trend of declining prices for raw materials. Recent forecasts of raw material pricing indicate that prices are expected to continue their increase during the fourth quarter of 1999. Solutia has announced a series of price increases and expects that average selling prices will rise for those products with formula pricing, but there will be a delay in implementing those price increases. Until those price increases are implemented over the next several months, gross margin pressure is expected to continue.

LIQUIDITY AND CAPITAL RESOURCES

    Solutia's working capital at September 30, 1999, decreased to $121 million from $259 million at December 31, 1998. The decrease was primarily due to higher short-term borrowings, accrued liabilities, accounts payable and lower cash balances. During the second quarter of 1999, Solutia acquired CPFilms in an all-cash transaction that was funded with short-term borrowings. See Note 3 to the Consolidated Financial Statements for additional information. The increased accrued liability and accounts payable balances are due to normal fluctuations in these accounts. Cash balances declined primarily due to increased spending on investment activities. During the 1999 period, Solutia received advance payments from third parties of $56 million.

    Solutia's share repurchase program continued during the third quarter of 1999 with approximately 0.9 million shares repurchased at a cost of $20 million. Shares repurchased during the nine months ended September 30, 1999, total approximately 3.0 million shares, at a cost of approximately $70 million. As of September 30, 1999, shares repurchased under the second 5.0 million share repurchase program were 4.9 million.

    On October 27, 1999, Solutia announced the authorization of its third 5 million share repurchase program. The company expects to begin share repurchases under this authorization in the fourth quarter of 1999.

    Solutia believes that its cash flow from operations, supplemented by periodic additional borrowings, provides it with sufficient resources to finance operations and planned capital needs.

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

                                                                                            CONTINGENCY
                          INVENTORY/                                                           PLANS         IMPLEMENTATION
                          ASSESSMENT      REMEDIATION      TESTING      IMPLEMENTATION       DEVELOPED            DATE
                          ----------      -----------      -------      --------------      -----------      --------------
Business
  Applications........       100%            100%           100%             100%               See             Mid-1999
Manufacturing and
  Warehousing
  Equipment...........       100%            100%           100%             100%             Comments       3rd Qtr. 1999
Information Technology
  Technical
  Infrastructure......       100%            100%           100%             100%              Below         3rd Qtr. 1999
Environmental
  Operations
  Systems.............       100%            100%           100%             100%                            3rd Qtr. 1999
Business Partners.....       100%             --             --               --                             3rd Qtr. 1999

  Business Applications

    Solutia inventoried and assessed its business applications during 1997 and determined that significant portions of its software required modification or repair to function properly beyond
December 31, 1999. Solutia has addressed the majority of these Y2K issues through the installation of software licensed from SAP AG which is Y2K compliant. The final transition to SAP was completed successfully in May 1999. In addition, all critical issues that were not addressed by SAP were remediated as of October 1999.

  Manufacturing and Warehousing Equipment and Environmental
  Operations Systems

    Solutia's manufacturing and warehousing equipment and its environmental operations systems include primary process control systems and devices with embedded chips. Both have been inventoried and assessed. Remediation and testing of primary process control systems and devices with embedded chips was essentially complete as of September 30, 1999. The few remaining items were remediated and tested during October 1999.

  Information Technology Technical Infrastructure

    Solutia's information technology ("IT") technical infrastructure area is primarily comprised of host server systems, computer networking infrastructure, voice systems, and desktop computer workstations and software. The inventory and assessment of the IT technical infrastructure area was completed in early 1999. Remediation and testing of the issues identified has been completed.

  Business Partners

    Solutia's business partners include its suppliers and service providers (supply chain), and its customers. Solutia is continuing its on-going process to identify and assess those business partners in the supply chain that provide materials, products or services critical to the company's operations. As of September 30, 1999, approximately 95 percent of Solutia's critical suppliers reported that they had completed their remediation. For the remaining suppliers who have not responded to information requests or have not completed their remediation, Solutia is identifying alternate sources of supply and/or developing contingency plans. Solutia will continue its audits of selected suppliers to verify the completion of their Y2K preparedness efforts throughout the remainder of 1999.

    Solutia has been working with customers to address their Y2K concerns regarding Solutia's ability to operate. Plans to address the ability of our significant customers to accept our products after December 31, 1999, have been developed in conjunction with Solutia's contingency planning, as described below.

  Integrated Testing

    Solutia's integrated Y2K testing of critical systems included three components: 1) a baseline test, 2) a year-end rollover test, and 3) a leap-year rollover test. All components of the testing have been completed and no significant issues have been identified. However, given the nature of Solutia's manufacturing and other operations, full-scale integrated testing was not practical in some areas and, therefore, was limited in scope to avoid significant disruption of the company's operations. Solutia has obtained statements of compliance from vendors and other compliance evidence, and has developed contingency plans to mitigate the risk of not performing integrated testing in those areas.

  Y2K Communication and Events Management Process

    Solutia has completed a Y2K Communication and Events Management Process to monitor, test and accumulate data on the effects of the Y2K date change on the company. The process will begin on December 31, 1999, and will continue through January 3, 2000. Procedures to monitor and test the date change include the establishment of a detailed events and communication system, the idling, testing and restarting of a number of manufacturing processes, and slowdown or shutdown of other manufacturing processes. Approximately 55 percent of Solutia's manufacturing processes will be shutdown or idled during this four-day rollover period. Of these shutdowns, approximately 30 percent are related to the New Year's holiday and are not caused by the Y2K date change. The processes to be idled will temporarily discontinue processing over the Y2K date change, and will undergo maintenance and testing during that downtime. Data on the effects of the date change will be monitored and accumulated on a process area by process area basis.

  Contingency Planning

    During the first quarter of 1999, Solutia completed the development of a contingency planning process for Y2K issues. The process engaged the manufacturing sites in the evaluation of their existing contingency plans in light of possible Y2K effects. Y2K contingency plans for all manufacturing sites and all corporate, sales office and other non-manufacturing locations, are in place and are undergoing testing. Plans include procedures that should quickly assess and communicate any Y2K problem, solve the problem and communicate the resolution of the problem. These plans should minimize the impact of any unremediated and unresolved Y2K issues on Solutia's operations and financial position.

  Costs

    To date, Solutia has incurred approximately $8 million in costs related to Y2K work, excluding the cost of SAP implementation. Management currently estimates that additional costs to evaluate and remediate the remaining issues will be minimal. These costs will be expensed as incurred during the remainder of 1999.

  Risks

    Based on Solutia's work to address its Y2K issues, including the performance of integrated testing, the development of a Y2K rollover action plan, and the implementation of contingency plans, management does not expect the Y2K issue to pose significant operational problems for the company. However, there can be no guarantee that Solutia will not be effected by Y2K problems at the company's customers, suppliers, and service providers. If the company's customers, suppliers, and service providers fail to rectify their Y2K issues in their own systems or fail to implement appropriate contingency plans, the resultant effect on the company could be material. Management anticipates the most reasonably likely worst-case scenario would involve a temporary shutdown of certain units if, in management's judgment, the company cannot run certain processes safely from an environmental, safety and health standpoint. Through the use of the Y2K rollover action plan and contingency plans, the company expects to mitigate any effect of the Y2K issue on the company or third parties.

    The estimated costs, the anticipated effects of Y2K problems, and the sufficiency of Solutia's Y2K rollover action plans and contingency plans are based on management's best estimates, which were derived from numerous assumptions about future events. These assumptions include the availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the ability of vendors, suppliers, and other third parties to complete their Y2K remediation and readiness procedures, and the ability to identify and correct all relevant computer codes.

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

                     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Solutia's annual report on Form 10-K for the year ended
December 31, 1998, described a number of lawsuits brought against Monsanto in Harris County (Texas) District Court relating to alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. The Company has arrived at an agreement in principle to settle for $50,000 an action brought by four plaintiffs alleging business losses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits--See the Exhibit Index at page 16 of this report.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                             SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SOLUTIA INC.
                                  -----------------------------------
                                             (Registrant)

                                           /s/ ROGER S. HOARD
                                  -----------------------------------
                                    (Vice President and Controller)
                                  (On behalf of the Registrant and as
                                     Principal Accounting Officer)

Date: October 29, 1999

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

   2          Omitted--Inapplicable

   3          Omitted--Inapplicable

   4          Omitted--Inapplicable

  10          Omitted--Inapplicable

  11          Omitted--Inapplicable; see "Statement of Consolidated
              Income" on page 1.

  15          Omitted--Inapplicable

  18          Omitted--Inapplicable

  19          Omitted--Inapplicable

  22          Omitted--Inapplicable

  23          Omitted--Inapplicable

  24          Omitted--Inapplicable

  27          Financial Data Schedule

  99          Omitted--Inapplicable