Form 10-K405
period 1999-12-31
SOLUTIA INC
filed 2000-03-10
CIK 1043382

=====================================================================

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-K

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      -----------------

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

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING
COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT: APPROXIMATELY $1.4 BILLION AS OF THE CLOSE OF BUSINESS ON FEBRUARY 28, 2000.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE
DATE: 109,459,778 SHARES OF COMMON STOCK, $.01 PAR VALUE,
OUTSTANDING AS OF THE CLOSE OF BUSINESS ON FEBRUARY 28, 2000.

                DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF SOLUTIA INC.'S ANNUAL REPORT TO SECURITY HOLDERS FOR THE YEAR ENDED DECEMBER 31, 1999 (PART I, PART II AND PART IV OF FORM 10-K).

2. PORTIONS OF SOLUTIA INC.'S NOTICE OF ANNUAL MEETING OF
   STOCKHOLDERS AND PROXY STATEMENT DATED MARCH 9, 2000 (PART III OF
   FORM 10-K).

====================================================================

    We make statements in this Annual Report on Form 10-K and the documents incorporated by reference that are considered forward-looking statements under the federal securities laws. We consider all statements about the following to be forward-looking statements:

    * Our expected future financial position, results of operations, and cash flows;

    *  dividends;

    *  financing plans;

    *  business strategy;

    *  budgets;

    *  projected costs and capital expenditures;

    *  competitive positions;

    *  growth opportunities for existing products;

    *  benefits from new technology;

    *  price increases;

    *  share repurchases;

    *  plans and objectives of management for future operations; and

    * effect of changes in accounting due to recently issued accounting standards.

    These statements are not guarantees of our future performance. They represent our estimates and assumptions only on the date they were made. There are risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we may project. These risks, uncertainties and factors include:

    *  Customer acceptance of new products;

    *  efficacy of new technology and facilities;

    * general economic, business and market conditions that affect us because some of our customers are in cyclical businesses;

    *  competitive position;

    *  changes in foreign laws and regulations;

    *  shortages or pricing of raw materials and energy;

    * lower prices for our products or a decline in our market share due to competition or price pressure by customers; and

    *  integration of acquired companies into our business.

                               PART I

ITEM 1. BUSINESS.

    Solutia Inc. and its subsidiaries produce and market a variety of high performance chemical-based materials. Solutia's strategic focus is built on key strengths, including:

    *  complex manufacturing capabilities;

    *  process engineering expertise;

    *  polymer chemistry;

    *  fiber technology;

    *  technical service; and

    *  customer problem solving.

    These world-class skills are applied to create solutions and products for customers in the consumer, household, automotive and industrial products industries. Solutia's products include:

    * SAFLEX(R) plastic interlayer; adhesives; and window and industrial films;

    *  Liquid, powder and waterborne resins; and

    * VYDYNE(R) and ASCEND(TM) nylon polymers; chemical intermediates; and nylon fibers.

    Solutia was incorporated in Delaware in April 1997 as a wholly-owned subsidiary of Monsanto Company, and by September 1, 1997, most of Monsanto's chemical businesses were transferred to Solutia. On September 1, 1997, the "Distribution Date," Monsanto distributed all of the outstanding shares of Solutia common stock as a dividend to Monsanto's stockholders, and Solutia became an independent publicly-held company listed on the New York Stock Exchange. This event is called the "Spinoff." Monsanto and Solutia entered into a number of agreements regarding the separation of the companies and to provide mechanisms for an orderly transition following the separation. Solutia has completed the transition to services independent of Monsanto, although operating agreements for Solutia's manufacturing facilities located at Monsanto plant sites and Monsanto manufacturing facilities located at a Solutia plant site continue for longer terms.

RECENT DEVELOPMENTS

    On April 30, 1999, Solutia announced an agreement with FMC Corporation to form a joint venture to manufacture and market phosphorus chemicals. Solutia will contribute its phosphorus-based chemicals business to the joint venture and will hold a 50% ownership share. The formation of the joint venture, to be named Astaris LLC, is being reviewed by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

    On December 22, 1999, Solutia acquired Vianova Resins from Morgan Grenfell Private Equity Ltd., a private equity syndicate, and minority holders for a total of approximately DM 1.2 billion (about $640 million). Vianova Resins is a leading European producer of resins and additives for coatings and technical applications.

SEGMENTS; PRINCIPAL PRODUCTS

    For 1999, Solutia reported its business under three segments:

    *  Performance Films;

    *  Specialty Products; and

    *  Integrated Nylon.

    This is a change from past years, for which Solutia reported its businesses under the Chemicals, Fibers, and Polymers and Resins segments. This change corresponds with Solutia's refinement of its management structure in December 1999 to align with its growth strategy. Solutia's management is now organized around four strategic business platforms: Performance Films, Resins and Additives, Specialties, and Integrated Nylon. Resins and Additives and Specialties have been aggregated into the Specialty Products segment because of their similar economic characteristics, as well as their similar products and services, production processes, types of customers, and methods of distribution. The following tables categorize our principal products by major end-use markets within the segments for 1999.

    The tabular and narrative information contained in Note 19 of "Notes to Consolidated Financial Statements" appearing on pages 45 through 47 of the 1999 Annual Report is incorporated herein by reference.

PERFORMANCE FILMS
                                             Major End-Use
Major End-Use                                Products &                                Major Raw
Markets                Major Products        Applications         Major Competitors    Materials            Major Plants
---------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND HOME  Polyvinyl butyral     Products to          DuPont; Material     Butyraldehyde;       Ghent, Belgium;
FURNISHINGS            for KEEPSAFE(R),      increase the safety  Science Corp.        ethanol; polyvinyl   Springfield, MA;
                       SAFLEX INSIDE(TM),    and security of      (MSC); Lintec; 3M    alcohol; vinyl       Trenton, MI;
                       and KEEPSAFE MAXI-    architectural glass                       acetate monomer;     Martinsville, VA;
                       MUM(TM) laminated     for residential and                       polyester film       Bridgeport, NJ
                       window glass; SAN-    commercial
                       TICIZER(R) plasti-    structures;
                       cizers; LLUMAR(R)     resilient sheet and
                       and VISTA(R) pro-     tile flooring;
                       fessional window      after-market films
                       films and GILA(R)     for solar con-
                       retail window films   trol, security and
                                             safety
---------------------------------------------------------------------------------------------------------------------------------
VEHICLES               SAFLEX(R) plastic     Automotive glass;    DuPont; MSC;         Butyraldehyde;       Ghent, Belgium;
                       interlayer;           solar control        Lintec; Madico       ethanol; polyvinyl   Springfield, MA;
                       LLUMAR(R), FORMULA                                              alcohol; vinyl       Trenton, MI;
                       ONE(R) and GILA(R)                                              acetate monomer;     Martinsville, VA
                       retail window films                                             polyester film
---------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL             GELVA(R) pressure     Packaging; medical   DuPont; Akzo Nobel;  Ethanol; formalde-   Ghent, Belgium;
APPLICATIONS           sensitive adhesives;  devices; tapes and   Bayer; Lintec; MSC;  hyde; maleic anhy-   Springfield, MA;
                       industrial films;     graphic arts         3M; Southwall;       dride; melamine;     Trenton, MI;
                       release liners and                         Rexam; IST;          polyester film;      Martinsville, VA
                       deep-dyed films                            National Starch      butanol; chlorine
---------------------------------------------------------------------------------------------------------------------------------
ELECTRONICS            Performance films;    Computer touch       3M; Lintec; MSC;     Ethanol; formalde-   Martinsville, VA;
                       conductive and anti-  screens; elec-       Southwall; Sheldahl  hyde; maleic anhy-   Canoga Park, CA
                       reflective coated     troluminescent dis-                       dride; melamine;
                       films                 plays and watches;                        polyester film
                                             cathode ray tube
                                             monitors
---------------------------------------------------------------------------------------------------------------------------------



SPECIALTY PRODUCTS

                                             Major End-Use
Major End-Use                                Products &                                Major Raw
Markets                Major Products        Applications         Major Competitors    Materials            Major Plants
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL EQUIPMENT      THERMINOL(R) heat     Heat transfer        Dow Chemical Co.;    Benzene; phenol;     Alvin, TX;
                       transfer fluids;      fluids; water        Nippon Steel         phosphorus           Anniston, AL;
                       DEQUEST(R) water      treatment; oil       Chemical Co.;        trichloride          Newport, Wales (UK)
                       treatment chemicals   field chemicals      Albright & Wilson
                                                                  plc; Bayer A.G.
----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL             MODAFLOW(R) flow and  Coatings and         Cytec Industries;    Acrylate esters;     Springfield, MA;
APPLICATIONS           leveling agents;      adhesives; caulks    Neste                butanol;             Fechenheim,
                       RESIMENE(R)           and sealants;                             formaldehyde;        Germany; Rayong,
                       crosslinkers;         paints; coated                            melamine;            Thailand; Romano d'
                       MAPRENAL(R)and        fabric; wire and                                               Ezzelino, Italy
                       MADURIT resins        cable; liquid
                                             coating systems;
                                             fiberboard;
                                             technical
                                             laminates; paper
                                             coatings
----------------------------------------------------------------------------------------------------------------------------------
AVIATION/              SKYDROL(R) aviation   Hydraulic fluids     ExxonMobil           Phosphorus           St. Louis, MO
TRANSPORTATION         hydraulic fluids;     for commercial                            oxychloride;
                       SKYKLEEN(R) aviation  aircraft;                                 methanol
                       solvents              environmentally-
                                             friendly cleaning
                                             fluids for aviation
                                             maintenance
----------------------------------------------------------------------------------------------------------------------------------
CHEMICALS              Industrial            Oil additives;       Albright & Wilson    Elemental            Augusta, GA;
                       phosphates;           pesticides; mining   plc; FMC Corp.;      phosphorus           St. Louis, MO;
                       phosphoric acid;      chemicals; chemical  Rhodia                                    Sauget, IL;
                       phosphorus            intermediates; fire                                            Trenton, MI
                       pentasulfide;         retardants
                       phosphorus
                       trichloride;
                       PHOS-CHEK(R) fire-
                       fighting agents
----------------------------------------------------------------------------------------------------------------------------------
PERSONAL PRODUCTS      Oral care             Dentifrices; water   Albright & Wilson    Elemental            Augusta, GA;
                       phosphates;           conditioners;        plc; FMC Corp.;      phosphorus           Newport, Wales
                       industrial            dishwasher           Rhodia                                    (UK); St. Louis,
                       phosphates            detergents                                                     MO; Sao Jose dos
                                                                                                            Compos, Brazil;
                                                                                                            Trenton, MI
----------------------------------------------------------------------------------------------------------------------------------
FOOD AND BEVERAGE      LEVN-LITE(R),         Leavening agents     FMC Corp.; Rhodia    Elemental            St. Louis, MO;
                       PAN-O-LITE(R), and    for bakery goods;                         phosphorus           Sao Jose dos
                       LEVERAGE(R)           agents used in                                                 Compos, Brazil;
                       phosphate;            curing and                                                     Trenton, MI
                       NUTRIFOS(R) STP;      processing meats
                       KATCH(R) seafood      and poultry; agents
                       phosphate;            for extending shelf
                       phosphoric acid       life of meats,
                                             poultry and fish;
                                             soft drink
                                             additives
----------------------------------------------------------------------------------------------------------------------------------
VEHICLES               MODAFLOW(R) flow and  Coatings and         Cytec Industries;    Acrylate esters;     Springfield, MA;
                       leveling agents;      adhesives; caulks    DSM; Cray            butanol;             Fechenheim, Hamburg
                       RESIMENE(R)           and sealants;        Valley/Total         formaldehyde;        and Wiesbaden,
                       crosslinkers;         paints; coated                            melamine             Germany; Rayong,
                       VIACRYL(R),           fabric; wire and                                               Thailand; Romano d'
                       MACRYNAL(R)           cable; industrial                                              Ezzelino, Italy
                       VIALKYD(R), DUROXIN,  and decorative
                       VIAKTIN(R), VIAMIN    coatings;
                       and HOSTAFLEX         environmentally-
                       resins; RESYDROL(R)   friendly solvents
                       waterborne resins;
                       ALFTALAT(R),
                       SYNTHACRYL(R)
                       and VIAKTIN(R)
                       solid resins
----------------------------------------------------------------------------------------------------------------------------------


INTEGRATED NYLON SEGMENT

                                             Major End-Use
Major End-Use                                Products &                                Major Raw
Markets                Major Products        Applications         Major Competitors    Materials            Major Plants
----------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND HOME  Nylon carpet staple;  WEAR-DATED(R)        DuPont; Honeywell;   Acrylonitrile;       Pensacola, FL;
FURNISHINGS            nylon bulk            residential and      BASF                 ammonia;             Greenwood, SC;
                       continuous filament;  ULTRON VIP(R)                             cyclohexane;         Decatur and
                       ACRILAN(R) acrylic    commercial carpet;                        propylene            Foley, AL
                       fiber; ASCEND(TM)     area rugs; bath
                       nylon polymer         mats; WEAR-DATED(R)
                                             upholstery fabrics;
                                             blankets; non-woven
                                             reinforcement and
                                             linings
----------------------------------------------------------------------------------------------------------------------------------
PERSONAL PRODUCTS      ACRILAN(R) acrylic    Sweaters; knit       Sterling Chemicals;  Acrylonitrile;       Pensacola, FL;
                       fiber; ASCEND(TM)     apparel; half-hose;  Acordis; DuPont,     ammonia;             Decatur, AL;
                       nylon polymer         active wear; craft   Radici               cyclohexane;         Greenwood, SC
                                             yarns; hand-knit                          propylene
                                             yarns; apparel;
                                             dental floss;
                                             intimate apparel;
                                             bedding; shoes
----------------------------------------------------------------------------------------------------------------------------------
VEHICLES               Nylon filament;       Tires; air bags;     DuPont; Acordis;     Acrylonitrile;       Pensacola, FL;
                       VYDYNE(R) nylon       brakes; convertible  Rhodia; Asahi        ammonia;             Decatur, AL;
                       molding resins;       tops; automotive     Chemical             cyclohexane;         Greenwood, SC
                       ASCEND(TM) nylon      interior, exterior                        propylene
                       polymer; ACRILAN(R)   and under-the-hood
                       acrylic fiber         molded parts;
                                             carpet; non-woven
                                             reinforcement and
                                             linings
----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL             ACRILAN(R) acrylic    Sewing thread;       Acordis; DuPont;     Acrylonitrile;       Pensacola, FL;
APPLICATIONS           fiber; ASCEND(TM)     conveyer belts;      Honeywell; BASF      ammonia;             Decatur, AL;
                       nylon polymer;        awnings and tents;                        cyclohexane;         Greenwood, SC
                       industrial nylon      nylon film cooking                        propylene
                       fiber                 bags; specialized
                                             food packaging
----------------------------------------------------------------------------------------------------------------------------------
INTERMEDIATE           Nylon salt; adipic    Nylon and acrylic    DuPont; Rhodia;      Natural gas;         Anniston and
CHEMICALS              acid; hexamethylene   fiber; nylon         BASF; Asahi          propylene; benzene;  Decatur, AL; Alvin,
                       diamine;              plastics;            Chemical             chlorine;            TX; Greenwood, SC;
                       adiponitrile;         herbicides; feed                          cyclohexane          Sauget, IL;
                       acrylonitrile;        supplements                                                    Pensacola, FL
                       chlorobenzenes
----------------------------------------------------------------------------------------------------------------------------------

PRINCIPAL EQUITY AFFILIATES

    Solutia participates in a number of joint ventures in which it shares management control with other companies. Solutia's equity earnings from affiliates were $36 million, $25 million and $31 million in 1999, 1998 and 1997, respectively. Principal joint ventures include Flexsys, L.P., Advanced Elastomer Systems, L.P., and the P4 joint venture.

    The Flexsys joint venture, headquartered in Belgium, is a leading supplier of process chemicals to the rubber industry. Its product line includes a number of branded accelerators (SANTOCURE(R), THIOFIDE(R) and THIOTAX(R)), pre-vulcanization inhibitors (SANTOGARD(R)), antidegradants and antioxidants (FLECTOL(R) and SANTOWHITE(R)) and insoluble sulphur (CRYSTEX(R)). Flexsys is a 50/50 joint venture between Solutia and Akzo Nobel.

    Advanced Elastomer Systems, headquartered in the United States, produces and sells thermoplastic elastomers--materials that combine the processability of thermoplastics and the functional performance of thermoset rubber products. The joint venture's product lines include SANTOPRENE(R) thermoplastic rubber and VISTAFLEX(R) thermoplastic elastomer. Advanced Elastomer Systems is a 50/50 joint venture between Solutia and ExxonMobil.

    The P4 joint venture, principally located at Soda Springs, Idaho, mines phosphate rock and produces elemental phosphorus. This joint venture was formed during the Spinoff, with Solutia obtaining a 40% interest and Monsanto retaining the remaining 60%. Solutia operates the joint venture under an operating agreement. The elemental phosphorus produced by the P4 joint venture is sold to both Monsanto and Solutia generally at cost with certain adjustments to reflect ownership. Monsanto has priority for a certain percentage of the production volume. Solutia uses the elemental phosphorus as a raw material in the manufacture of phosphorus derivatives, which Solutia then sells, and it sells elemental phosphorus to other users. In the event of a change of control of Solutia or the sale of the phosphorus derivative business (including Solutia's interest in the P4 joint venture), Monsanto has an option to acquire Solutia's interest in the P4 joint venture at the then book value. Monsanto is paying Solutia an annual fee for this option. By letter agreement dated April 1, 1999, Solutia has the right to require Monsanto to acquire Solutia's interest in the P4 joint venture at the then book value. This right expires April 1, 2000.

SALE OF PRODUCTS

    Solutia's products are sold directly to end users in various industries, principally by Solutia's own sales force, and, to a lesser extent, by distributors. Under a marketing alliance between Solutia and Dow Plastics, a business unit of The Dow Chemical Company, Dow markets Solutia's VYDYNE(R) nylon 6,6 molding resins for injection molding applications worldwide. Solutia's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis. Inventories of finished goods, goods in process and raw materials are maintained to meet customer requirements and Solutia's scheduled production. In general, Solutia does not manufacture its products against a backlog of firm orders; production is scheduled to meet the level of incoming orders and the projections of future demand. Solutia generally is not dependent upon one or a group of customers, and it has no material contracts with the government of the United States, or any state or local, or foreign government. In general, Solutia's sales are not subject to seasonality. While no single customer or customer group accounts for ten percent or more of Solutia's net sales, sales to the carpet mill industry and the European auto glass industry each represent a significant portion of Solutia's net sales.

COMPETITION

    Solutia encounters substantial competition in each of its product lines. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both U.S. and ex-U.S. markets. Depending on the product involved, various types of competition are encountered, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, Solutia regards its principal product groups as competitive with many other products of other producers and believes that it is an important producer of many of these product groups. For information regarding competition in specific markets, see "Segments; Principal Products."

RAW MATERIALS AND ENERGY RESOURCES

    Solutia is a significant purchaser of basic, commodity raw materials, including propylene, cyclohexane, benzene and natural gas. Major requirements for key raw materials and energy are typically purchased pursuant to long-term contracts. Solutia is not dependent on any one supplier for a material amount of its raw materials or energy requirements, but certain important raw materials are obtained from a few major suppliers. In general, where Solutia has limited sources of raw materials, it has developed contingency plans to minimize the effect of any interruption or reduction in supply. Information regarding specific raw materials is provided in the chart under "Segments; Principal Products."

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

PATENTS AND TRADEMARKS

    Solutia owns a large number of patents which relate to a wide variety of products and processes, has pending a substantial number of patent applications and is licensed under a small number of patents owned by others. Solutia owns a considerable number of established trademarks in many countries under which it markets its products. These patents and trademarks in the aggregate are of material importance in the operations of Solutia and to its Performance Films, Specialty Products, and Integrated Nylon segments.

RESEARCH AND DEVELOPMENT

    Research and development constitute an important part of Solutia's activities. In recent years, Solutia's research and development expenses amounted to approximately $80 million in 1999, $83 million in 1998 and $87 million in 1997, or about 3% of sales on average. Solutia focuses its research and development expenditures on process improvements and select product development.

    Products launched recently as a result of internal development include an enhanced surface topography plastic interlayer, SAFLEX SV, a new adhesive for under-the-hood automotive applications, an adhesive for low surface-energy surfaces, an adhesive containing a built-in latent crosslinking agent, and a new defoamer for lubricant oils where efficient and stable high temperature performance is required. Solutia is developing environmentally-benign biodegradable adhesives that will allow the U.S. Postal Service to improve the paper recycling process. In addition, Solutia has introduced new nylon 6,6 grades to support Solutia's marketing alliance with Dow Plastics and higher performance extrusion grades of Ascend(TM) nylon polymer.

    Solutia also actively pursues technologies which can lead to new products or processes. Products resulting from nylon industrial spinning technology licensed from Toray in Japan became fully commercialized in tire reinforcement, automotive air bags, and high strength belts.

ENVIRONMENTAL MATTERS

    The narrative information appearing under "Management's
Discussion and Analysis of Financial Condition and Results of
Operations--Environmental Matters" on pages 27 and 28 of the 1999
Annual Report is incorporated by reference.

EMPLOYEE RELATIONS

    On December 31, 1999, Solutia had approximately 10,600 employees worldwide. Satisfactory relations have prevailed between Solutia and its employees. Solutia uses self-directed work teams, incentive programs and other initiatives to keep employees actively involved in the success of the business. Approximately 20% of Solutia's workforce is represented by various labor unions.

INTERNATIONAL OPERATIONS

    Solutia and its subsidiaries are engaged in manufacturing, sales and research and development in areas outside the United States, including Europe, Canada, Latin America and Asia. Nearly 30% of Solutia's overall 1999 sales were made into markets outside the United States. With the acquisition of the Vianova Resins business, Solutia expects the percentage of ex-U.S. sales to increase significantly. Operations outside the United States are potentially subject to a number of risks and limitations which are not present in domestic operations, including fluctuations in currency values, trade restrictions, investment regulations, governmental instability and other potentially detrimental governmental practices or policies affecting companies doing business abroad. Solutia's Performance Films and Specialty Products segments are particularly dependent upon their international operations. Approximately two-thirds and one-third of their 1999 sales, respectively, were made into markets outside the United States.

ITEM 2. PROPERTIES.

    Solutia's general offices are located in a leased facility in St. Louis County, Missouri. Solutia's European headquarters are located in Louvain La Neuve, Belgium, in premises leased from the University of Louvain. Solutia also has research laboratories, research centers and manufacturing locations worldwide. Information about Solutia's major manufacturing locations worldwide and segments that used these locations on January 1, 2000, appears under "Segments; Principal Products" in Item 1 of this Report and is incorporated herein by reference.

    Solutia's principal plants are suitable and adequate for their use. Utilization of these facilities may vary with seasonal, economic and other business conditions, but none of the principal plants is substantially idle. The facilities generally have sufficient capacity for existing needs and expected near-term growth. Solutia has plans in place to expand facilities that are anticipated to reach capacity in 2001. Solutia owns most of its principal plants. However, at Antwerp, Belgium and Sao Jose dos Campos, Brazil, both of which are Monsanto sites, Solutia owns certain buildings and production equipment and leases the underlying land. In addition, Solutia leases the land for its Vianova Resins facilities at Suzano, Brazil and Fechenheim, Germany from Clariant or a subsidiary of Clariant and the land for its facilities at Wiesbaden, Germany from Hoechst with site services provided by a subsidiary of Hoechst.

    Monsanto and Solutia have entered into certain operating agreements with respect to each of the two Monsanto facilities listed above and Solutia's Chocolate Bayou facility in Alvin, Texas. Under these operating agreements, Solutia is the guest and Monsanto is the operator at the facilities except the Chocolate Bayou facility, at which Monsanto is the guest and Solutia is the operator. The initial term of each of the operating agreements is 20 years. After the initial term, the operating agreements continue indefinitely unless and until terminated by either party upon at least 24 months' prior written notice. Each of the operating agreements also provides that, under certain circumstances, either the operator or the guest may terminate the operating agreement prior to the expiration of its initial term.

    Solutia operates several facilities for third parties in addition to Monsanto, principally within the Chocolate Bayou;
Sauget, Illinois; Pensacola, Florida; and Newport, Wales (U.K.)
sites, under long-term lease and operating agreements.

    Solutia expects to complete construction of a world-scale acrylonitrile production facility at Chocolate Bayou in the third quarter of 2000. The facility will employ Solutia's proprietary catalyst system and is expected to be capable of producing approximately 500 million pounds annually. Solutia has product sale agreements with three customers, Bayer, Novus International Inc. and Asahi, who made advance payments in connection with this project. In addition, Solutia plans to undertake two other construction projects during 2000 and 2001. These include a phenol processing facility at the Pensacola, Florida site to produce intermediates in the nylon manufacturing process and an expansion of the adiponitrile production facility at the Decatur, Alabama site.

    Solutia is an active participant in the safety and health
Voluntary Protection Program ("VPP") administered by the
Occupational Safety and Health Administration for sites in the U.S., and implemented by Solutia for sites outside the U.S. Currently, 13 Solutia sites in the U.S. qualify for the OSHA VPP

"Star" designation, a rating designating full compliance. Three other Solutia sites, two in Europe and one in Canada, have achieved the Solutia "Star" designation, which is an internal equivalent to the OSHA designation.

ITEM 3. LEGAL PROCEEDINGS.

    At the time of the Spinoff, Solutia assumed from Monsanto, under an agreement known as the Distribution Agreement, liabilities related to specified legal proceedings. As a result, although Monsanto remains the named defendant, Solutia is required to manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from the litigation. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. While the results of litigation cannot be predicted with certainty, Solutia does not believe these matters or their ultimate disposition will have a material adverse effect on Solutia's consolidated financial position, profitability or liquidity in any one year. The following paragraphs describe several proceedings to which Solutia is a party or to which Monsanto is a party and for which Solutia assumed any liabilities.

    On April 12, 1985, Monsanto was named as a defendant in Alanis, et al. v. Farm & Home Savings, et al., filed in the District Court in Harris County, Texas, the first of a number of lawsuits in which plaintiffs claim injuries resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. Monsanto is one of a number of companies that sold materials to the chemical reprocessor at that site. Currently pending are the following matters: (1) Monsanto is one of a number of defendants in three cases brought in Harris County District Court or in U.S. District Court for the Southern District of Texas on behalf of 116 plaintiffs who owned homes or lived in subdivisions near the Brio site, attended school near the site or used nearby recreational baseball fields. Plaintiffs claim to have suffered various personal injuries and fear future disease; they assert the need for medical monitoring, and, in the case of the homeowners, claim property damage. Plaintiffs seek compensatory and punitive damages in an unspecified amount. (2) Monsanto is one of a number of defendants in one additional action brought in Harris County District Court on behalf of 412 plaintiffs who are former employees of the owners/operators of the Brio site or members of the employees' families. Plaintiffs claim physical and emotional injury and seek compensatory and punitive damages in an unspecified amount. Solutia believes that there are meritorious defenses to all of these lawsuits including lack of proximate cause, lack of negligent or improper conduct on the part of Monsanto or Solutia and negligence of plaintiffs (or their parents) and/or of the builders and developers of the Southbend subdivisions. These actions are being vigorously defended.

    On November 15, 1993, Monsanto was named as a defendant in Dyer, et al. v. Monsanto Company, et al., filed in the Circuit Court in St. Clair County, Alabama, the first of a number of lawsuits in which plaintiffs claim to have sustained personal injuries or property damage as a result of the alleged release of polychlorinated biphenyls ("PCBs") and other materials from its Anniston, Alabama, plant site. The following matters are currently pending: (1) Monsanto is a defendant in two cases pending in Circuit
Court in St. Clair County, Alabama which have been consolidated and certified as a class action on behalf of all property owners in a specified area along waterways near the plant. In April 1999 Solutia reached an agreement in principle, subject to Court approval, to settle these matters for a cash payment to members of the class of $23 million and a guarantee that Solutia will spend at least
$18 million over a period of approximately 6 years, in addition to $3 million already expended, on remediation activities directed to the waterways at issue. On July 30, 1999, the Alabama Supreme Court stayed all proceedings in these cases after a small group of class members opposed to the settlement filed a petition for a writ of mandamus. The settlement opponents claim that the amount of cash to be paid to class members is inadequate and that the proposed agreement does not assure that Solutia will clean up the waterways involved. Solutia has argued to the Alabama Supreme Court that the settlement is fair and adequate and that Solutia will diligently perform the remedial activities agreed upon with the Alabama
Department of Environmental Management after appropriate studies are completed. The parties are awaiting the court's decision. (2) Monsanto is a defendant in an additional action brought in Circuit
Court in Shelby County, Alabama on behalf of a purported class of property owners farther downstream along waterways near the plant. Plaintiffs seek compensatory and punitive damages in an unspecified amount for an alleged increased risk of physical injury or illness, emotional distress caused by fear of future injury or illness, medical monitoring and diminishment in the value of their properties and their riparian rights. On October 5, 1999, the trial court granted
Solutia's motion for summary judgment, holding that plaintiffs had, in an action not involving Monsanto or Solutia, recovered for the damages they claim in this action. In addition the court found that plaintiffs' claims were barred by the statute of limitations.
Plaintiffs' motion for reconsideration of the trial court's order was denied on January 6, 2000, and plaintiffs have appealed to the Alabama Supreme Court. (3) Monsanto is a defendant in an additional
12 cases brought in Circuit Court in Calhoun County, Circuit Court in St. Clair County, Circuit Court in Talladega County or in U.S.
District Court for the Northern District of Alabama on behalf of 5,528 plaintiffs who own or rent homes, own or operate businesses, attend churches or who have otherwise resided or visited in neighborhoods near the plant or who own or operate businesses along waterways near the plant. Plaintiffs claim to have suffered various personal injuries and fear future disease; they assert the need for medical monitoring and claim to have suffered loss in the value of their properties or commercial injury. They seek compensatory and punitive damages of $3 million or in unspecified amounts for each plaintiff. On March 8, 1999, the Alabama Supreme Court stayed all proceedings in several consolidated cases pending in Circuit Court in Calhoun County brought on behalf of 2,712 plaintiffs after Solutia filed a petition for a writ of mandamus. Solutia sought the intervention of the Alabama Supreme Court on a number of grounds, including the failure of the trial court to rule on Solutia's motions for change of venue, for exclusion of certain evidence that lacks a valid scientific basis, for specification of procedures to govern trial of plaintiffs' claims, including procedures governing jury selection, and other relief. The parties are awaiting the court's decision. On February 11, 2000, Solutia arrived at an agreement in principle to settle one of the cases brought in U.S.
District Court on behalf of the owners of a business located near the plant. (4) Monsanto is a defendant in one additional case brought in Circuit Court in Calhoun County on behalf of a purported class of all Alabama residents who have been exposed to PCBs or other materials allegedly released from the Anniston plant. Plaintiffs claim to suffer from unspecified personal injuries and seek compensatory and punitive damages in an unspecified amount. Solutia believes that there are meritorious defenses to all these matters, including lack of any physical injury or property damage to plaintiffs, lack of any imminent or substantial endangerment to health or the environment and lack of negligence or improper conduct on the part of Solutia or Monsanto. These actions are being vigorously defended.

    Monsanto is one of several defendants added on February 7, 1997, to Pennsylvania Department of General Services, et al. v. United States Mineral Products Company, et al., a case then pending in the Commonwealth Court of Pennsylvania. This action was originally filed against United
States Mineral Products Company in 1990 by the Commonwealth of Pennsylvania, seeking damages caused by the presence of asbestos fireproofing in the Transportation and Safety Building ("T&S Building"), which was part of the Commonwealth's Capital Complex in Harrisburg, Pennsylvania. In June 1994 a fire broke out in the T&S Building. Testing following the fire revealed the presence of low levels of PCBs at various locations in the building, which the Commonwealth alleges necessitated its demolition. The Commonwealth seeks recovery of costs it allegedly incurred in testing, monitoring, cleanup, demolition and relocation caused by the alleged contamination. In addition, the Commonwealth seeks the cost of constructing a new building on the site of the T&S Building. Trial of this action began with the selection of a jury in April 1999, and is continuing. Solutia believes that there are meritorious defenses to this action, including lack of any hazard or danger to occupants or visitors caused by the presence of PCBs in the building; a determination by the Pennsylvania Department of Health that the building was safe for use and occupancy; the failure of the Commonwealth to act prudently following the fire to mitigate its alleged damages; the impropriety of using replacement cost as a measure of damages; and the fact that most of plaintiff's damages would have been incurred during the removal of asbestos fireproofing and the installation of fire sprinklers required to comply with applicable fire safety codes. This action is being vigorously defended.

    On December 4, 1998, the U.S. Environmental Protection Agency ("EPA") issued a notice of violation to Solutia, Monsanto and P4 Production, L.L.C., alleging violations of the Wyoming Environmental Quality Act, the Wyoming Air Quality Standards & Regulations and a permit issued in 1994 by the Wyoming Department of Environmental Quality to Sweetwater Resources, Inc., a former subsidiary of

Monsanto, for a coal coking facility in Rock Springs, Wyoming. This facility is currently owned by P4 Production, a joint venture formed in conjunction with the spinoff of Solutia by Monsanto on September 1, 1997. P4 Production is owned 40 percent by Solutia and 60 percent by Monsanto and is operated by Solutia under an operating agreement with P4 Production. The alleged violations arise out of the same facts that formed the basis of a consent order with Monsanto issued by the Wyoming Environmental Quality Council on March 6, 1997 (the "1997 Consent Order"). At that time neither the EPA nor the Wyoming Department of Environmental Quality sought to impose a penalty. As a result of the December 4, 1998 notice of violation, Solutia, Monsanto, and P4 Production began discussions with the EPA and the Wyoming Department of Environmental Quality. These discussions culminated in the negotiation of a judicial settlement with the Wyoming Department of Environmental Quality that incorporated the terms and conditions of the 1997 Consent Order and assessed a penalty in the amount of $200,000. A consent decree was entered with the First Judicial District Court of Laramie County, Wyoming on June 25, 1999. On November 22, 1999, the United States, on behalf of the EPA, demanded $2,500,000 from P4 Production, Solutia, and Monsanto and injunctive relief ensuring compliance with permit requirements by P4 Production's Rock Springs, Wyoming coal coking facility. The issues are the same matters that were resolved by the June 25, 1999 consent decree between the three companies and the State of Wyoming. On January 18, 2000, P4 Production, Solutia and Monsanto filed a complaint for declaratory relief in the United States District Court for the District of Wyoming against the EPA. The companies are seeking a determination that the action the EPA is threatening against them is precluded by the doctrine of res judicata, among other things.

RISK MANAGEMENT

    Solutia has evaluated risk retention and insurance levels for product liability, property damage and other potential areas of risk. Solutia will continue to devote significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk to retain based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk which it has retained are consistent with those of other companies in the chemical industry. There can be no assurance that Solutia will not incur losses beyond the limits, or outside the coverage, of its insurance. Solutia's consolidated financial position, profitability and liquidity are not expected to be affected materially by the levels of risk retention that it accepts.

    Under the Distribution Agreement that Solutia and Monsanto entered into at the time of the Spinoff, Solutia is entitled to the benefit of liability insurance coverage under certain Monsanto policies, to the extent coverage existed and coverage limits are not exhausted, for claims for which Solutia assumed responsibility. That insurance coverage generally is shared with Monsanto for other liabilities existing prior to the Distribution Date which Monsanto has retained, on an as available basis, without allocation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Solutia did not submit any matters to the security holders during the fourth quarter of 1999.

                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

    The narrative and tabular information regarding the market for Solutia's common equity and related stockholder matters appearing under "Quarterly Data--Unaudited" on page 47 and "Financial Summary" on page 20 of the 1999 Annual Report is incorporated by reference.

    The declaration and payment of dividends is made at the discretion of Solutia's Board of Directors. The Board's current policy is to pay cash dividends on an annual basis in December. The Board anticipates that the current 4 cent annual dividend will remain unchanged for the foreseeable future.

    Solutia's stock is traded principally on the New York Stock
Exchange under the symbol "SOI."

ITEM 6. SELECTED FINANCIAL DATA.

    The tabular information under "Financial Summary" appearing on page 20 of the 1999 Annual Report, is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 29 of the 1999 Annual Report is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations--
Derivative Financial Instruments" on pages 28 and 29 of the 1999 Annual Report is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Solutia's consolidated financial statements appearing on pages 30 through 47 and the Report of Independent Auditors appearing on page 19 of the 1999 Annual Report are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information about directors and executive officers appearing under "Election of Directors" on pages 4 through 6 of Solutia's Notice of Annual Meeting and Proxy Statement dated March 9, 2000, is incorporated by reference. The following information about Solutia's executive officers on March 1, 2000, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

                                                                  Year First
                                                                  Became an
                                                                  Executive
       Name-Age                  Present Position with Registrant  Officer     Other Business Experience since January 1, 1995
-------------------------------------------------------------------------------------------------------------------------------
John C. Hunter III, 53           Chairman, President, Chief          1997     President and Chief Operating Officer, 1997-1999.
                                 Executive Officer and Director               President, Fibers Business Unit, Monsanto,
                                                                              1995-1997. Vice President and General Manager,
                                                                              Fibers Division and Asia-Pacific, The Chemical
                                                                              Group of Monsanto, 1993-1995.

Karl R. Barnickol, 58            Senior Vice President, General      1997     Associate General Counsel and Assistant Secretary
                                 Counsel and Secretary                        of Monsanto, 1985-1997.

Rodney L. Bishop, 59             Vice President and Treasurer        1997     General Auditor of Monsanto, 1993-1997.

A. Hameed Bhombal, 54            Vice President, Technology and      1999     Vice President and General Manager, Nylon
                                 Chief Technical Officer                      Industrial Fibers, 1997-1999. Director,
                                                                              Technology, Fibers Business Unit, Monsanto,
                                                                              1993-1997.

Dennis L. Cavner, 45             Vice President, Operations          1997     Director, Manufacturing, SAFLEX(R) Plastic
                                 Excellence and Environment,                  Interlayer, Monsanto, 1996-1997. Director,
                                 Safety and Health                            Manufacturing, Phosphorus and Derivatives, Monsanto,
                                                                              1995-1996. Plant Manager of Monsanto's Muscatine,
                                                                              Iowa facility, 1992-1995.

Robert A. Clausen, 55            Senior Vice President and Chief     1997     President, Monsanto Business Services, 1994-1997.
                                 Financial Officer; Advisory
                                 Director

Sheila B. Feldman, 45            Vice President, Human Resources     1997     Director, Human Resources, Monsanto Business
                                 and Communications                           Services and Stewardship, 1995-1997. Director,
                                                                              Human Resources, The Chemical Group of Monsanto,
                                                                              1993-1995.

John J. Ferguson, 47             Senior Vice President,              1998     Senior Vice President, Shared Services and Supply
                                 Integrated Nylon                             Chain, 1998-1999. Vice President and General
                                                                              Manager, SAFLEX(R) Plastic Interlayer, 1997-1998.
                                                                              President, SAFLEX(R) Plastic Interlayer, Monsanto,
                                                                              1994-1997.



                                                                  Year First
                                                                  Became an
                                                                  Executive
           Name-Age              Present Position with Registrant  Officer     Other Business Experience since January 1, 1995
-------------------------------------------------------------------------------------------------------------------------------
Victoria M. Holt, 42             Vice President and General          1999     Vice President and General Manager, Acrilan
                                 Manager, Saflex                              Business Unit, 1997-1998. Business Director,
                                                                              Acrilan Business Unit, Monsanto, 1996-1997.
                                                                              Assistant to Monsanto's Chief Executive Officer,
                                                                              1995-1996. Commercial Manager, Plastics Division,
                                                                              The Chemical Group of Monsanto, 1994-1995.

Michael E. Miller, 58            Vice Chairman, Chief Operating      1997     Vice Chairman and Advisory Director, 1998-1999;
                                 Officer, and Director                        Senior Vice President, Chief Administrative
                                                                              Officer, and Advisory Director, 1997-1998.
                                                                              President, Specialty Products Business Unit,
                                                                              Monsanto, 1995-1997. Group Vice President,
                                                                              Industrial Products, Monsanto, 1993-1995. Senior
                                                                              Vice President, Operations, The Chemical Group of
                                                                              Monsanto, 1993-1995.

Robert B. Toth, 39               Vice President and General          1999     Vice President and General Manager, Polymer
                                 Manager, Resins and Additives                Modifiers and Resins, 1998-1999. Vice President
                                                                              and General Manager, Polymer Modifiers, 1997-1998.
                                                                              Director, Global Strategy for Crop Business Unit of
                                                                              Monsanto, 1996-1997. Director, Protiva Business Unit
                                                                              and Chemical Business Unit of Monsanto Canada,
                                                                              1994-1995.

    The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

    Information appearing under "Compensation of Directors" on page 8 and under "Summary Compensation Table," "Option Grants in 1999," "Aggregated Option Exercises in 1999 and Year-End Option Values," "Pension Plans," and "Change-of-Control Agreements" on pages 14 through 18 of Solutia's 2000 Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

    Information appearing under "Ownership of Company Common Stock" on pages 9 and 10 of Solutia's 2000 Proxy Statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information appearing under "Relationships and Transactions" on page 19 of Solutia's 2000 Proxy Statement is incorporated by reference.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

    (a) Documents filed as part of this Report:

        1. The financial statements set forth at pages 30 through 47 and the Report of Independent Auditors on page 19 of the 1999 Annual Report (See Exhibit 13 under Paragraph (a)3 of this Item 14)

        2. Financial Statement Schedules

           The following supplemental schedule for the years ended December 31, 1999, 1998 and 1997:

                 II--Valuation and Qualifying Accounts

           All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

        3. Exhibits--See the Exhibit Index beginning at page 20 of this Report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K, see the Exhibits listed under Exhibit Nos. 10(a), 10(b), 10(d), 10(e), 10(f), 10(h),
           10(i), 10(j), 10(k) and 10(l) on pages 20 and 21 of the
           Exhibit Index. The following Exhibits listed in the
           Exhibit Index are filed with this Report:

                 10(g) U.S. $800,000,000 Amended and Restated Five Year Credit Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent

                 10(m) U.S. $300,000,000 364-Day Multicurrency Credit Agreement, dated as of November 23, 1999, among Solutia, the lenders named therein, Bank of America, N.A., as Syndication Agent and Citibank N.A., as Administrative Agent

                 13     Solutia's 1999 Annual Report to Stockholders

                 21     Subsidiaries of the Registrant (see page 22)

                 23     Consent of Independent Auditors (see page 23)

                 24(a) Powers of Attorney submitted by John C. Hunter III, Robert A. Clausen, James M. Sullivan, Michael E. Miller, Robert T. Blakely, Joan T. Bok, Paul H. Hatfield,
                        Robert H. Jenkins, Howard M. Love, Frank A. Metz, Jr.,
                        J. Patrick Mulcahy, Robert G. Potter, William D. Ruckelshaus and John B. Slaughter

                 24(b) Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

                 27 Financial Data Schedule (part of electronic submission only)

    (b) Reports on Form 8-K during the quarter ended
        December 31, 1999:

        Solutia filed a Report on Form 8-K on November 12, 1999, announcing its agreement to acquire Morgan Grenfell Private Equity Ltd.'s ownership of Vianova Resins.

                   REPORT OF INDEPENDENT AUDITORS

Solutia Inc.:

    We have audited the statements of consolidated financial position of Solutia Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated income, comprehensive income, cash flow and shareholders' equity (deficit) for each of the three years in the period ended December 31, 1999 and have issued our opinion thereon dated February 23, 2000 (which includes an explanatory paragraph as to a change in method of accounting in 1997); such financial statements and opinion are included in your 1999 Annual Report to shareholders and are incorporated herein by reference. Our audits also comprehended the schedule of Solutia Inc. and Subsidiaries, listed in Item 14(a)2. This schedule is the responsibility of Solutia's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 23, 2000

                                              SCHEDULE II

                                              SOLUTIA INC.

                                    VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                          (Dollars in Millions)


            COLUMN A                  COLUMN B            COLUMN C            COLUMN D      COLUMN E
            --------                  --------            --------            --------      --------
                                                         Additions
                                                   ----------------------
                                                      (1)          (2)
                                     Balance at    Charged to    Charged                   Balance at
                                     beginning     costs and     to other                     end
           Description                of year       expenses     accounts    Deductions    of period
           -----------               ----------    ----------    --------    ----------    ----------
YEAR ENDED DECEMBER 31, 1999

    Valuation accounts for
      doubtful receivables              $  8           $--         $ 7           $ 3          $ 12

    Restructuring reserves                55            28          --            63            20

YEAR ENDED DECEMBER 31, 1998

    Valuation accounts for
      doubtful receivables              $  7           $ 2         $--           $ 1          $  8

    Restructuring reserves               104            --          --            49            55

YEAR ENDED DECEMBER 31, 1997

    Valuation accounts for
      doubtful receivables              $  9           $ 1         $--           $ 3          $  7

    Restructuring reserves               201            --          --            97           104

                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SOLUTIA INC.

                                   By:   /s/ JAMES M. SULLIVAN
                                      --------------------------------
                                             James M. Sullivan
                                       Vice President and Controller
                                       (Principal Accounting Officer)

Date: March 9, 2000

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

                  SIGNATURE                                        TITLE                             DATE
                  ---------                                        -----                             ----

                    <F*>                       Chairman, President, Chief Executive Officer    March 9, 2000
---------------------------------------------  and Director (Principal Executive Officer)
             John C. Hunter III

                    <F*>                       Senior Vice President and                       March 9, 2000
---------------------------------------------  Chief Financial Officer
              Robert A. Clausen                (Principal Financial Officer)

             /s/ JAMES M. SULLIVAN             Vice President and Controller                   March 9, 2000
---------------------------------------------  (Principal Accounting Officer)
              James M. Sullivan

                    <F*>                       Vice Chairman, Chief Operating                  March 9, 2000
---------------------------------------------  Officer and Director
              Michael E. Miller

                    <F*>                       Director                                        March 9, 2000
---------------------------------------------
              Robert T. Blakely

                    <F*>                       Director                                        March 9, 2000
---------------------------------------------
                 Joan T. Bok

                    <F*>                       Director                                        March 9, 2000
---------------------------------------------
              Paul H. Hatfield


                  SIGNATURE                       TITLE                                             DATE
                  ---------                       -----                                             ----

                    <F*>                       Director                                         March 9, 2000
    ------------------------------------
              Robert H. Jenkins

                                               Director                                         March  , 2000
    ------------------------------------
               Howard M. Love

                    <F*>                       Director                                         March 9, 2000
    ------------------------------------
             Frank A. Metz, Jr.

                    <F*>                       Director                                         March 9, 2000
    ------------------------------------
             J. Patrick Mulcahy

                    <F*>                       Director                                         March 9, 2000
    ------------------------------------
              Robert G. Potter

                    <F*>                       Director                                         March 9, 2000
    ------------------------------------
           William D. Ruckelshaus

                    <F*>                       Director                                         March 9, 2000
    ------------------------------------
              John B. Slaughter


<F*>Karl R. Barnickol, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

                                                 /s/ KARL R. BARNICKOL
                                             --------------------------------
                                                     Karl R. Barnickol
                                                      Attorney-in-Fact

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.      Description
-----------      -----------
 2               Distribution Agreement (incorporated by reference to Exhibit
                 2 of Solutia's Registration Statement on Form S-1 (333-36355)
                 filed September 25, 1997)

 3(a) Restated Certificate of Incorporation of Solutia (incorporated by reference to Exhibit 3(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

 3(b) By-Laws of Solutia Inc., as amended April 28, 1999 (incorporated by reference to Exhibit 3(ii) of Solutia's Form 10-Q for the quarter ended March 31, 1999)

 4(a)            Rights Agreement (incorporated by reference to Exhibit 4 of
                 Solutia's Registration Statement on Form 10 filed on August 7, 1997)

 4(b)            Indenture dated as of October 1, 1997, between Solutia Inc.
                 and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Solutia's Form 10-Q for the quarter ended September 30, 1997)

 4(c)            6.5% Notes due 2002 in the principal amount of $150,000,000
                 (incorporated by reference to Exhibit 4.2 of Solutia's Form
                 10-Q for the quarter ended September 30, 1997)

 4(d) 7.375% Debentures due 2027 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.3 of Solutia's Form 10-Q for the quarter ended September 30, 1997)

 4(e) 7.375% Debentures due 2027 in the principal amount of $100,000,000 (incorporated by reference to Exhibit 4.4 of Solutia's Form 10-Q for the quarter ended September 30, 1997)

 4(f) 6.72% Debentures due 2037 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4.5 of Solutia's Form 10-Q for the quarter ended September 30, 1997)

 4(g)            Registrant agrees to furnish to the Securities and Exchange
                 Commission upon request copies of instruments defining the rights of holders of certain unregistered long-term debt of the registrant and its consolidated subsidiaries.

 9               Omitted--Inapplicable

10(a) Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-K for the year ended
                 December 31, 1997)

10(b) Employee Benefits Allocation Agreement (incorporated by reference to Exhibit 10(a) of Solutia's Registration
                 Statement on Form S-1 (333-36355) filed September 25, 1997)

10(c) Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10(b) of Solutia's Registration
                 Statement on Form S-1 (333-36355) filed September 25, 1997)

10(d) Solutia Inc. Management Incentive Replacement Plan as amended on April 28, 1999 (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended
                 June 30, 1999)

10(e)            Solutia Inc. 1997 Stock-Based Incentive Plan as amended on
                 April 28, 1999 (incorporated by reference to Exhibit 10(1)
                 of Solutia's Form 10-Q for the quarter ended June 30, 1999)

10(f) Solutia Inc. Non-Employee Director Compensation Plan, as amended February 24, 1999 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended
                 March 31, 1999)

10(g)            U.S. $800,000,000 Amended and Restated Five Year Credit
                 Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America N.A., as Syndication Agent and Citibank, N.A., as Administrative
                 Agent



                                  EXHIBIT INDEX (CONT'D)


Exhibit No.      Description
-----------      -----------
10(h)            Form of Employment Agreement with Named Executive Officers
                 (incorporated by reference to Exhibit 10(1) of Solutia's
                 Form 10-Q for the quarter ended March 31, 1998)

10(i)            Form of Employment Agreement with other executive officers
                 (incorporated by reference to Exhibit 10(2) of Solutia's
                 Form 10-Q for the quarter ended March 31, 1998)

10(j) Solutia Inc. Annual Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual
                 Meeting and Proxy Statement dated March 11, 1998)

10(k)            Solutia Inc. 1998-1999 Long-Term Incentive Plan
                 (incorporated by reference to Appendix B of the Solutia Inc.
                 Notice of Annual Meeting and Proxy Statement dated
                 March 11, 1998)

10(l) Solutia Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended September 30, 1998)

10(m) U.S. $300,000,000 364-Day Multicurrency Credit Agreement, dated as of November 23, 1999, among Solutia, the lenders named therein, Bank of America, N.A., as Syndication Agent and Citibank N.A., as Administrative Agent.

10(n) Agreement, dated 10th November, 1999, for the sale and purchase of class A shares, preference shares and loan stock and the cancellation of warrants in Viking Resins Group
                 Holdings B.V. between (a) Solutia Inc., as purchaser, (b) the holders of the A shares, preference shares and loan stock as sellers, and (c) the warrantholders, plus identification of contents of omitted schedules and agreement to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request (incorporated by reference to Exhibit 2.1 of Solutia's Form 8-K filed on January 4, 2000)

11               Omitted--Inapplicable; see "Statement of Consolidated
                 Income" on page 30 of the 1999 Annual Report

12               Omitted--Inapplicable

13 Solutia's 1999 Annual Report to shareholders. (The electronic submission includes only the financial report section of the Annual Report, consisting of pages 18 through 47 of that Report.) Only those portions expressly incorporated by reference into this Form 10-K are deemed
                 "filed"; other portions are furnished only for the information of the Commission.

16               Omitted--Inapplicable

18               Preferability Letter from Deloitte & Touche LLP, dated
                 February 25, 1998 (incorporated by reference to Exhibit 18 of Solutia's Form 10-K for the year ended December 31, 1997).

21               Subsidiaries of the Registrant (see page 22)

22               Omitted--Inapplicable

23               Consent of Independent Auditors (see page 23)

24(a)            Powers of Attorney submitted by John C. Hunter III,
                 Robert A. Clausen, James M. Sullivan, Michael E. Miller,
                 Robert T. Blakely, Joan T. Bok, Paul H. Hatfield, Robert H.
                 Jenkins, Howard M. Love, Frank A. Metz, Jr., J. Patrick
                 Mulcahy, Robert G. Potter, William D. Ruckelshaus and
                 John B. Slaughter

24(b) Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

27               Financial Data Schedule (part of electronic submission only)

-------

Only Exhibits Nos. 21 and 23 have been included in the printed copy of this Report.