Form 10-Q
period 2000-03-31
SOLUTIA INC
filed 2000-04-28
CIK 1043382

====================================================================

                             FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

    575 MARYVILLE CENTRE DRIVE, P.O. BOX 66760, ST. LOUIS, MISSOURI
    ---------------------------------------------------------------
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                             63166-6760
                             ----------
                             (ZIP CODE)

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
ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                    OUTSTANDING AT
            CLASS                                   MARCH 31, 2000
            -----                                   --------------

COMMON STOCK, $0.01 PAR VALUE                     109,001,092 SHARES
-----------------------------                     ------------------

====================================================================

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                     SOLUTIA INC.

                           STATEMENT OF CONSOLIDATED INCOME
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                  2000          1999
                                                                  -----         -----
NET SALES...................................................      $ 846         $ 652
Cost of goods sold..........................................        647           547
                                                                  -----         -----
GROSS PROFIT................................................        199           105
Marketing expenses..........................................         45            31
Administrative expenses.....................................         44            31
Technological expenses......................................         24            17
Amortization expense........................................          7            --
                                                                  -----         -----
OPERATING INCOME............................................         79            26
Equity earnings from affiliates.............................          9            10
Interest expense............................................        (20)           (9)
Other income (expense)--net.................................          5             6
                                                                  -----         -----
INCOME BEFORE INCOME TAXES..................................         73            33
Income taxes................................................         22            10
                                                                  -----         -----
NET INCOME..................................................      $  51         $  23
                                                                  =====         =====
BASIC EARNINGS PER SHARE....................................      $0.47         $0.21
                                                                  =====         =====
DILUTED EARNINGS PER SHARE..................................      $0.46         $0.20
                                                                  =====         =====
Weighted average equivalent shares (in millions):
    Basic...................................................      109.2         111.8
    Effect of dilutive securities:
        Common share equivalents--common shares issuable
          upon exercise of outstanding stock options........        1.7           4.2
                                                                  -----         -----
    Diluted.................................................      110.9         116.0
                                                                  =====         =====

                   STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                                (DOLLARS IN MILLIONS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                  2000          1999
                                                                  -----         -----
NET INCOME                                                        $  51         $  23
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments............................        (20)          (17)
                                                                  -----         -----
COMPREHENSIVE INCOME........................................      $  31         $   6
                                                                  =====         =====

See accompanying Notes to Consolidated Financial Statements.

                                         SOLUTIA INC.

                         STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2000              1999
                                                                  ---------       ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents.....................................     $   29            $   28
Trade receivables, net of allowance of $11 in 2000 and $12
  in 1999.....................................................        512               483
Miscellaneous receivables and prepaid expenses................        129               131
Deferred income tax benefit...................................        102               101
Inventories...................................................        396               371
                                                                   ------            ------
TOTAL CURRENT ASSETS..........................................      1,168             1,114

PROPERTY, PLANT AND EQUIPMENT:
Land..........................................................         66                68
Buildings.....................................................        435               436
Machinery and equipment.......................................      2,892             2,919
Construction in progress......................................        317               272
                                                                   ------            ------
Total property, plant and equipment...........................      3,710             3,695
Less accumulated depreciation.................................      2,361             2,379
                                                                   ------            ------
NET PROPERTY, PLANT AND EQUIPMENT.............................      1,349             1,316

INVESTMENTS IN AFFILIATES.....................................        393               377
NET GOODWILL..................................................        568               511
LONG-TERM DEFERRED INCOME TAX BENEFIT.........................        224               232
OTHER ASSETS..................................................        235               220
                                                                   ------            ------
TOTAL ASSETS..................................................     $3,937            $3,770
                                                                   ======            ======

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable..............................................     $  368            $  312
Accrued liabilities...........................................        529               504
Short-term debt...............................................        634               511
                                                                   ------            ------
TOTAL CURRENT LIABILITIES.....................................      1,531             1,327

LONG-TERM DEBT................................................        793               802
POSTRETIREMENT LIABILITIES....................................        998               998
OTHER LIABILITIES.............................................        506               561

SHAREHOLDERS' EQUITY:
Common stock (authorized, 600,000,000 shares, par value $0.01)
  Issued: 118,400,635 shares in 2000 and 1999.................          1                 1
  Additional contributed capital..............................       (139)             (137)
  Treasury stock, at cost (9,399,543 shares in 2000 and
    8,859,764 shares in 1999).................................       (213)             (209)
Unearned ESOP shares..........................................        (16)              (18)
Accumulated other comprehensive income........................        (49)              (29)
Reinvested earnings...........................................        525               474
                                                                   ------            ------
SHAREHOLDERS' EQUITY..........................................        109                82
                                                                   ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................     $3,937            $3,770
                                                                   ======            ======

See accompanying Notes to Consolidated Financial Statements.

                                    SOLUTIA INC.

                        STATEMENT OF CONSOLIDATED CASH FLOW
                               (DOLLARS IN MILLIONS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                  2000          1999
                                                                  -----         ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income..................................................      $  51           23
Adjustments to reconcile to Cash From Operations:
    Items that did not use (provide) cash:
        Deferred income taxes...............................         11          (13)
        Depreciation and amortization.......................         49           36
        Amortization of deferred credits....................         (3)          (2)
        Other...............................................        (14)          49
    Working capital changes that provided (used) cash:
        Trade receivables...................................        (27)         (41)
        Inventories.........................................        (12)         (12)
        Accounts payable and accrued liabilities............         34          (59)
        Other...............................................         (2)          12
    Other items.............................................        (13)           6
                                                                  -----         ----
CASH FROM OPERATIONS........................................         74           (1)
                                                                  -----         ----

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (62)         (30)
Acquisition and investment payments, net of cash acquired...       (107)          --
Investment and property disposal proceeds...................          4            3
                                                                  -----         ----
CASH FROM INVESTING ACTIVITIES..............................       (165)         (27)
                                                                  -----         ----

FINANCING ACTIVITIES:
Long-term debt proceeds.....................................        196           --
Net repayment of short-term debt............................        (87)          --
Treasury stock purchases....................................        (18)         (26)
Common stock issued under employee stock plans..............          1            1
                                                                  -----         ----
CASH FROM FINANCING ACTIVITIES..............................         92          (25)
                                                                  -----         ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............          1          (53)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         28           89
                                                                  -----         ----
END OF PERIOD...............................................      $  29         $ 36
                                                                  =====         ====
See accompanying Notes to Consolidated Financial Statements.

                         SOLUTIA INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN MILLIONS)

1. BASIS OF PRESENTATION

    Solutia Inc. and its subsidiaries produce and market a variety of high-performance, chemical-based materials. Solutia's strategic focus is built on key strengths, including complex manufacturing capabilities, process engineering expertise, polymer chemistry, fiber technology, technical service, and customer problem solving. These world-class skills are applied to create solutions and products for customers in the consumer, household, automotive, and industrial products industries. Solutia's products and services include Saflex(R) plastic interlayer; adhesives; window and industrial films; liquid, powder and waterborne resins; Vydyne(R) and Ascend(TM) nylon polymers; nylon fibers; and process research and technology services to the pharmaceutical industry.

    These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 1999 Annual Report to shareholders and incorporated by reference in Solutia's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2000.

    The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income, and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

    During the first quarter of 2000, Solutia completed two acquisitions in the specialty products segment, which provide custom process and technology services to the global pharmaceutical industry. In the first acquisition, which closed on February 10, Solutia acquired CarboGen Holdings AG. CarboGen is a leading independent process research and development firm, serving the global pharmaceutical industry. In the second acquisition, which closed March 24, Solutia purchased AMCIS AG. AMCIS serves the global pharmaceutical industry by developing production processes and by manufacturing active ingredients for clinical trials and small-volume commercial drugs. The combined purchase price for these acquisitions was approximately $118 million, which was financed with commercial paper and the assumption of debt.

    Both of the acquisitions have been accounted for using the purchase method. The allocations of the purchase price to the assets and liabilities acquired resulted in goodwill and other intangible assets of approximately $88 million. Goodwill and other intangible assets are being amortized over their estimated useful lives of 20 years. The allocations of purchase price for both CarboGen and AMCIS are preliminary and are subject to change because valuations of intangible assets have not been completed. Solutia expects to complete the purchase price allocations for both CarboGen and AMCIS by the end of the third quarter of 2000. The valuations may result in the allocation of purchase price to intangible assets with different lives than goodwill.

    Results of operations for CarboGen and AMCIS are included in Solutia's results of operations from the acquisition dates. The results of operations for the acquired businesses were not material to Solutia's consolidated results of operations for the first quarter of 2000.

    On December 22, 1999, Solutia acquired Vianova Resins from Morgan Grenfell Private Equity Ltd. for approximately 1.2 billion deutsche marks (approximately $640 million), which was financed with commercial paper and the assumption of debt. Vianova Resins is a leading European producer of resins and additives for coatings and technical applications for the specialty, industrial and automotive sectors.

    The acquisition has been accounted for using the purchase method. The allocation of the purchase price to the assets and liabilities acquired resulted in goodwill and other intangible assets of approximately $430 million. This allocation is preliminary and is subject to change. The valuations of assets and liabilities have not yet been finalized.

Solutia also intends to fully integrate Vianova Resins with Solutia's resins business and corporate service organizations. Solutia began considering how to integrate Vianova Resins with its operations during the evaluation of the acquisition, but has not completed the plans for its corporate service organizations. As part of completing the integration plans, Solutia expects to record a liability in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." In addition to goodwill and other intangible assets, the major components of the purchase allocation were current assets of $197 million, non-current assets of $235 million, current liabilities of $67 million, and non-current liabilities of $155 million. Solutia anticipates completing the allocation of the purchase price by the end of the second quarter of 2000.

    Any adjustments to the valuations of acquired assets and liabilities will result in either an increase or a decrease to goodwill and other intangible assets, which are being amortized over their estimated useful lives of 20 years. The allocation of purchase price to other intangible assets, such as patents and trademarks, could result in those assets being amortized over a different period than that used for goodwill.

3. RESTRUCTURING

    During February 1999, certain equipment critical to the ammonia production process failed. Based on an analysis of the economics of purchased ammonia versus the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) charge to cost of goods sold was recorded in the first quarter to complete the exit plan. The charge included $2 million to write down the assets to their fair value of approximately
$4 million, $4 million of dismantling costs, and $22 million of estimated costs for which Solutia is contractually obligated under an operating agreement. The contractually obligated costs represent an estimate of the direct manufacturing, overhead, and utilities that Solutia is required to pay to a third-party operator during the 36-month termination period. During the first quarter of 2000, Solutia entered into an agreement for the dismantlement of those assets by a third-party and as a result, transferred the liability for dismantlement to the third-party. The ammonia business' net sales for the quarter ended March 31, 1999, were $1 million. Operating income for the same period in 1999 was minimal.

    The following table summarizes the 1999 restructuring charge and amounts utilized to carry out those plans:

                                                        SHUTDOWN OF          ASSET            OTHER
                                                        FACILITIES        IMPAIRMENTS         COSTS        TOTAL
                                                        -----------       -----------         -----        -----
    Balance at January 1, 1999....................         $ --               $ --            $ --         $ --
        Charges taken.............................            4                  2              22           28
        Amounts utilized..........................           --                 (2)             (6)          (8)
                                                           ----               ----            ----         ----
    Balance at December 31, 1999..................            4                 --              16           20
        Amounts utilized..........................           (4)                --              (3)          (7)
                                                           ----               ----            ----         ----
    BALANCE AT MARCH 31, 2000.....................         $ --               $ --            $ 13         $ 13
                                                           ====               ====            ====         ====

4. INVENTORY VALUATION

    The components of inventories as of March 31, 2000, and December 31, 1999, were as follows:

                                                            MARCH 31,       DECEMBER 31,
                                                              2000              1999
                                                            ---------       ------------
        Finished goods................................        $ 262            $ 260
        Goods in process..............................          140              121
        Raw materials and supplies....................          113              109
                                                              -----            -----
        Inventories, at FIFO cost.....................          515              490
        Excess of FIFO over LIFO cost.................         (119)            (119)
                                                              -----            -----
        TOTAL.........................................        $ 396            $ 371
                                                              =====            =====

5. CONTINGENCIES

    Monsanto is a party to a number of lawsuits and claims relating to Solutia, for which Solutia assumed responsibility in the spinoff. In addition, Solutia is named party to a number of lawsuits and claims. Solutia intends to defend all suits and claims vigorously. Such matters arise out of the normal course of business and relate to product liability; government regulation, including environmental issues; employee relations; and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation will not have a material adverse effect on Solutia's consolidated financial position, profitability or liquidity in any one year.

6. SEGMENT DATA

    Segment data for the three months ended March 31, 2000, and 1999, were as follows:

                                                                   THREE MONTHS ENDED MARCH 31,
                                          -------------------------------------------------------------------------------
                                                         2000                                        1999
                                          -----------------------------------         -----------------------------------
                                           NET       INTERSEGMENT                      NET       INTERSEGMENT
                                          SALES         SALES          PROFIT         SALES         SALES          PROFIT
                                          -----      ------------      ------         -----      ------------      ------
SEGMENT:
  Performance Films...................    $197           $ --           $ 52          $148           $ --           $ 42
  Specialty Products..................     267             --             59           149             --             40
  Integrated Nylon....................     383              1             57           357              2             72
                                          ----           ----           ----          ----           ----           ----
SEGMENT TOTALS........................     847              1            168           654              2            154
RECONCILIATION TO CONSOLIDATED TOTALS:
  Sales eliminations..................      (1)            (1)                          (2)            (2)
  Less unallocated service costs:
    Cost of goods sold<F1>............                                   (13)                                        (76)
    Marketing, administrative and
      technological expenses..........                                   (69)                                        (52)
  Amortization expense................                                    (7)                                         --
  Equity earnings from affiliates.....                                     9                                          10
  Interest expense....................                                   (20)                                         (9)
  Other income (expense)--net.........                                     5                                           6
CONSOLIDATED TOTALS:
                                          ----           ----                         ----           ----
  NET SALES...........................    $846           $ --                         $652           $ --
                                          ====           ====           ----          ====           ====           ----
  INCOME BEFORE INCOME TAXES..........                                  $ 73                                        $ 33
                                                                        ====                                        ====

    Segment profit includes only operating expenses directly attributable to the segment. Unallocated service costs are managed centrally and primarily include costs of administrative, technology, and engineering and manufacturing services that are provided to the segments.


[FN]
<F1> Unallocated cost of goods sold for the three months ended
     March 31, 1999, includes special charges related to exiting Integrated Nylon's ammonia business ($28 million pretax, $18 million aftertax), the writedown of an Integrated Nylon's segment bulk continuous filament spinning machine ($6 million pretax, $4 million aftertax), and the anticipated settlement of certain pending environmental litigation relating to the Anniston, Alabama plant site ($29 million pretax, $18 million aftertax).

7. SUBSEQUENT EVENTS

  Phosphorus Derivatives Joint Venture

    In April 2000, Astaris LLC, a joint venture between Solutia and FMC Corporation, officially started operations to manufacture and market phosphorus chemicals. Solutia contributed its Phosphorus Derivatives business to the joint venture in exchange for a 50 percent ownership share. Solutia expects to receive a tax-free distribution from Astaris in excess of $100 million during the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include all statements regarding the expected future financial position, results of operations, cash flows, and effect of changes in accounting due to recently issued accounting standards. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business and market conditions, customer acceptance of new products, raw material pricing, and increased competitive and/or customer pressure.

RESULTS OF OPERATIONS--FIRST QUARTER 2000 COMPARED WITH FIRST
QUARTER 1999

    Net sales for the first quarter of 2000 increased by 30 percent as compared with the first quarter of 1999. Excluding the acquisitions of CPFilms Inc., Vianova Resins Group, CarboGen
Holdings AG, and AMCIS AG, net sales for the first quarter 2000 increased 4 percent over the comparable 1999 period.

  Performance Films

    Net sales in the Performance Films segment for the first quarter of 2000 increased by 33 percent over the same period of the prior year primarily as the result of the acquisition of CPFilms and improved volumes in the Saflex(R) plastic interlayer business. Excluding CPFilms, net sales increased approximately 6 percent. The increase in the Saflex(R) plastic interlayer business was driven primarily from increased demand by European and U.S. automotive glass manufacturers. Also, to a lesser extent, businesses in this segment achieved higher average selling prices than those of the year-ago quarter. Partially offsetting the increases in sales volumes and average selling prices were unfavorable currency exchange rate fluctuations in Saflex(R) and Polymer Modifiers due to the devaluation of the euro in relation to the U.S. dollar.

    Segment profit for the three-month period ended March 31, 2000, increased 24 percent over the three-month period ended March 31, 1999, due to the addition of CPFilms. Excluding CPFilms, segment profit was essentially flat as increased profit generated by Saflex(R) products was offset by decreased profit from Polymer Modifiers products. The increase for Saflex(R) was primarily due to increased sales volumes and good manufacturing performance partially offset by increased raw material costs. Polymer Modifiers profit declined because of increased raw material costs partially offset by increased average selling prices.

  Specialty Products

    Net sales in the Specialty Products segment increased 79 percent for the first quarter 2000 over the comparable quarter of the prior year. Excluding the acquisitions, net sales declined by 4 percent primarily due to the loss of sales from the Scripsets line of business, which was sold in August 1999, and to a lesser extent, unfavorable currency exchange movements due to the devaluation of the euro in relation to the U.S. dollar.

    Segment profit for the Specialty Products segment increased
48 percent for the quarter ended March 31, 2000 over the year-ago quarter due to the addition of Vianova, partially offset by increases in raw material prices and unfavorable currency exchange rates. The segment profit results for CarboGen and AMCIS were not material for the first quarter of 2000.

  Integrated Nylon

    Net sales for the first quarter of 2000 in the Integrated Nylon segment were up 7 percent from the first quarter of 1999. The increase in sales occurred in almost all businesses in this segment as both volumes and average selling prices improved. The most significant volume improvements were shown for carpet products and for ex-U.S. sales of Acrilan(R) acrylic fiber. Integrated Nylon's average selling prices increased due to the December 1999 and March 2000 price increases for branded and commodity staple fiber and, to a lesser extent, price increases for nylon salt.

    Integrated Nylon segment profit for the first quarter of 2000 was down 21 percent as compared to the first quarter of 1999. The decline resulted almost exclusively from higher raw material costs due to the sharp increase in petrochemical costs during the last quarter of 1999 and first quarter of 2000. The costs of propylene and cyclohexane, two major feedstocks of the segment, were up over 80 percent and 40 percent, respectively, versus the comparable prior year period. While crude oil costs have moderated somewhat due to increased production by OPEC, continued volatility in petrochemical markets will continue to adversely affect profitability for the near term.

  Operating Income

    Operating income for the first quarter of 2000 was $79 million as compared to $26 million for the first quarter of 1999 because 1999 results reflect the impact of $63 million of special operations charges. These special charges are discussed below. Excluding the impact of the special charges, overall higher segment profit was offset by higher marketing, administrative, technological, and amortization expenses. Higher spending in these areas was associated with the consolidation and integration of newly acquired companies and other growth programs.

    In February 1999, Integrated Nylon's ammonia unit experienced the failure of certain equipment critical to the production process. Based on an analysis of the economics of purchased ammonia and the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) special operations charge to cost of goods sold was recorded in the first quarter of 1999 to complete the exit plan. The charge included $2 million to write down the assets to fair value, $4 million of dismantling costs, and $22 million of costs for which Solutia is contractually obligated under an operating agreement. During the first quarter of 2000, Solutia entered into an agreement for the dismantlement of those assets by a third-party and as a result, transferred the liability for dismantlement to the third-party. The ammonia business' net sales for the three months ended March 31, 1999 was $1 million. Net income for that period was minimal. See Note 3 for additional information.

    A special operations charge of $6 million ($4 million aftertax) was recorded to write down certain Integrated Nylon segment assets to their fair values. The charge is due to a review under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of,"
(SFAS No. 121). The review stemmed from a historical trend of operating losses and a forecast that the trend would continue. The SFAS No. 121 review indicated that the carrying amount of the assets exceeded the identifiable undiscounted cash flows related to the assets. Fair value of the assets was determined based on estimates of market prices.

    Also during the 1999 first quarter, Solutia recorded a $29 million ($18 million aftertax) charge to cost of goods sold related to the anticipated settlement of two lawsuits brought against Monsanto Company relating to the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site. The anticipated settlement of these cases provided information that allowed management to estimate more accurately Solutia's position with respect to such litigation.

LIQUIDITY AND CAPITAL RESOURCES

    Solutia's working capital at March 31, 2000, decreased to negative $363 million from negative $213 million at December 31, 1999. Working capital is negative primarily due to the financing of recent acquisitions with short-term debt. These acquisitions include the December 1999 purchase of Vianova Resins, the February 2000 acquisition of CarboGen, and the March 2000 purchase of AMCIS. At
March 31, 2000, Solutia had short-term debt of $634 million.

    During February 2000, Solutia completed the issuance of EUR 200 million ($196 million) of notes, due February 2005. Proceeds from the notes were used primarily to refinance outstanding commercial paper, and also for general corporate purposes.

    During the first quarter of 2000, Solutia repurchased 1.4 million shares of its common stock under its third 5 million share repurchase program at a cost of $18 million. On April 26, 2000, the Board of Directors authorized an additional repurchase program for 15 million shares of Solutia common stock. Combined with the remaining authorization under Solutia's third 5 million share repurchase program, Solutia has the authorization to repurchase 18.4 million shares of its common stock.

    In connection with the formation of the Astaris joint venture, Solutia expects to receive a tax-free distribution in excess of $100 million during the second quarter of 2000.

    Solutia believes that its cash flow from operations and available borrowing capacity under the $800 million, five-year revolving credit facility and the $300 million, 364-day multi-currency revolving credit agreement provide sufficient resources to finance its operations and planned capital needs for the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the Statement of Consolidated Financial Position at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges are to be recognized in the Statement of Consolidated Income. During June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS No. 133 by one year. The standard will now be effective for Solutia beginning January 1, 2001. Solutia does not expect the adoption of SFAS No. 133 to have a material effect on its consolidated financial statements.

                     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Solutia's Annual Report on Form 10-K for the year ended
December 31, 1999, described administrative and judicial proceedings arising out of alleged environmental violations at a coal coking facility in Rock Springs Wyoming, currently owned by P4 Production L.L.C., a joint venture of Solutia and Monsanto Company. On
March 10, 2000, Solutia received notice that the United States, on behalf of the U.S. Environmental Protection Agency, had filed suit against P4 Production, Solutia, and Monsanto alleging violations of the Clean Air Act. On April 12, 2000, the United States, on behalf of EPA, revised its demand from P4 Production, Solutia and Monsanto from $2,500,000 to $1,900,000 plus injunctive relief to ensure P4's compliance with the Clean Air Act. The companies have voluntarily dismissed their action for declaratory judgment and raised the same issues as an affirmative defense to the action brought by the United States. On April 21, 2000, the companies filed a motion for dismissal or summary judgment on the grounds of claim preclusion, including the doctrines of res judicata and release.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits--See the Exhibit Index at page 12 of this report.

(b) Solutia filed the following reports on Form 8-K during the quarter ended March 31, 2000:

    A Form 8-K filed on January 4, 2000, regarding the completion of the acquisition of Viking Resins Group Holdings B.V.

    A Form 8-K filed on January 20, 2000, announcing a change in Solutia's financial reporting segments and restating segment results for the first three quarters of 1999 and for the full years 1997 and 1998.

    A Form 8-K filed on February 1, 2000, announcing financial results for the fourth quarter of 1999 and the full year.

    A Form 8-K/A filed on March 6, 2000, providing financial statements and pro forma financial information relating to the acquisition of Viking Resins Group Holdings B.V.

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

                                              SOLUTIA INC.
                                   -----------------------------------
                                              (Registrant)



                                         /s/ JAMES M. SULLIVAN
                                   -----------------------------------
                                      (Vice President and Controller)
                                   (On behalf of the Registrant and as
                                      Principal Accounting Officer)


Date: April 28, 2000

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

   2          Omitted--Inapplicable

   3          Omitted--Inapplicable

   4          Omitted--Inapplicable

  10 Solutia Inc. Non-Employees Director Compensation Plan, as last amended January 26, 2000.

  11          Omitted--Inapplicable; see "Statement of Consolidated
              Income" on page 1.

  15          Omitted--Inapplicable

  18          Omitted--Inapplicable

  19          Omitted--Inapplicable

  22          Omitted--Inapplicable

  23          Omitted--Inapplicable

  24          Omitted--Inapplicable

  27          Financial Data Schedule

  99          Omitted--Inapplicable