Form 10-Q
period 2000-06-30
SOLUTIA INC
filed 2000-07-28
CIK 1043382

======================================================================

                             FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-13255
                       ---------

                            SOLUTIA INC.
                            ------------
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                           43-1781797
            --------                           ----------
(STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

575 MARYVILLE CENTRE DRIVE, P.O. BOX 66760,
-------------------------------------------
           ST. LOUIS, MISSOURI                        63166-6760
           -------------------                        ----------
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
ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                    OUTSTANDING AT
            CLASS                                   JUNE 30, 2000
            -----                                   -------------

COMMON STOCK, $0.01 PAR VALUE                     106,501,595 SHARES
-----------------------------                     ------------------

======================================================================

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                 SOLUTIA INC.

                                      STATEMENT OF CONSOLIDATED INCOME
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS              SIX MONTHS
                                                                 ENDED JUNE 30,           ENDED JUNE 30,
                                                                -----------------       -------------------
                                                                2000        1999         2000         1999
                                                                -----       -----       ------       ------
NET SALES.................................................      $ 834       $ 711       $1,680       $1,363
Cost of goods sold........................................        676         518        1,323        1,065
                                                                -----       -----       ------       ------
GROSS PROFIT..............................................        158         193          357          298
Marketing expenses........................................         40          39           85           70
Administrative expenses...................................         50          31           94           62
Technological expenses....................................         23          20           47           37
Amortization expense......................................          8           1           15            1
                                                                -----       -----       ------       ------
OPERATING INCOME..........................................         37         102          116          128
Equity earnings (loss) from affiliates....................         (1)         11            8           21
Interest expense..........................................        (21)        (10)         (41)         (19)
Other income (expense)--net...............................         (9)          3           (4)           9
                                                                -----       -----       ------       ------
INCOME BEFORE INCOME TAXES................................          6         106           79          139
Income taxes..............................................          2          35           24           45
                                                                -----       -----       ------       ------
NET INCOME................................................      $   4       $  71       $   55       $   94
                                                                =====       =====       ======       ======
BASIC EARNINGS PER SHARE..................................      $0.04       $0.64       $ 0.51       $ 0.84
                                                                =====       =====       ======       ======
DILUTED EARNINGS PER SHARE................................      $0.04       $0.61       $ 0.50       $ 0.81
                                                                =====       =====       ======       ======
Weighted average equivalent shares (in millions):
    Basic.................................................      107.4       111.3        108.3        111.6
    Effect of dilutive securities:
        Common share equivalents--common shares issuable
          upon exercise of outstanding stock options......        1.6         5.2          1.6          4.6
                                                                -----       -----       ------       ------
    Diluted...............................................      109.0       116.5        109.9        116.2
                                                                =====       =====       ======       ======


                              STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                                           (DOLLARS IN MILLIONS)

                                                                  THREE MONTHS              SIX MONTHS
                                                                 ENDED JUNE 30,           ENDED JUNE 30,
                                                                -----------------       -------------------
                                                                2000        1999         2000         1999
                                                                -----       -----       ------       ------
NET INCOME................................................      $   4       $  71       $   55       $   94
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments..........................        (45)         (9)         (65)         (26)
                                                                -----       -----       ------       ------
COMPREHENSIVE INCOME (LOSS)...............................      $ (41)      $  62       $  (10)      $   68
                                                                =====       =====       ======       ======
See accompanying Notes to Consolidated Financial Statements.

                                        SOLUTIA INC.

                        STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2000             1999
                                                                  --------       ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................       $   21           $   28
Trade receivables, net of allowance of $12 in 2000 and
 1999.......................................................          504              483
Miscellaneous receivables and prepaid expenses..............          140              131
Deferred income tax benefit.................................          104              101
Inventories.................................................          367              371
                                                                   ------           ------
TOTAL CURRENT ASSETS........................................        1,136            1,114

PROPERTY, PLANT AND EQUIPMENT:
Land........................................................           62               68
Buildings...................................................          416              436
Machinery and equipment.....................................        2,715            2,919
Construction in progress....................................          354              272
                                                                   ------           ------
Total property, plant and equipment.........................        3,547            3,695
Less accumulated depreciation...............................        2,247            2,379
                                                                   ------           ------
NET PROPERTY, PLANT AND EQUIPMENT...........................        1,300            1,316

INVESTMENTS IN AFFILIATES...................................          415              377
NET GOODWILL................................................          451              511
IDENTIFIED INTANGIBLE ASSETS................................          225               33
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................          216              232
OTHER ASSETS................................................          175              187
                                                                   ------           ------
TOTAL ASSETS................................................       $3,918           $3,770
                                                                   ======           ======

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable............................................       $  372           $  312
Accrued liabilities.........................................          513              504
Short-term debt.............................................          642              511
                                                                   ------           ------
TOTAL CURRENT LIABILITIES...................................        1,527            1,327

LONG-TERM DEBT..............................................          790              802
POSTRETIREMENT LIABILITIES..................................          984              998
OTHER LIABILITIES...........................................          582              561

SHAREHOLDERS' EQUITY:
Common stock (authorized, 600,000,000 shares, par value
 $0.01)
  Issued: 118,400,635 shares in 2000 and 1999...............            1                1
  Additional contributed capital............................         (140)            (137)
  Treasury stock, at cost (11,899,040 shares in 2000 and
    8,859,764 shares in 1999)...............................         (247)            (209)
Unearned ESOP shares........................................          (14)             (18)
Accumulated other comprehensive income......................          (94)             (29)
Reinvested earnings.........................................          529              474
                                                                   ------           ------
SHAREHOLDERS' EQUITY........................................           35               82
                                                                   ------           ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................       $3,918           $3,770
                                                                   ======           ======

See accompanying Notes to Consolidated Financial Statements.

                                   SOLUTIA INC.

                      STATEMENT OF CONSOLIDATED CASH FLOW
                             (DOLLARS IN MILLIONS)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                  ------------------
                                                                  2000          1999
                                                                  -----         ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income..................................................      $  55         $ 94
Adjustments to reconcile to Cash From Operations:
    Items that did not use (provide) cash:
        Deferred income taxes...............................         15           (8)
        Depreciation and amortization.......................         96           74
        Amortization of deferred credits....................         (5)          (4)
        Other...............................................         28           47
    Working capital changes that provided (used) cash:
        Trade receivables...................................        (21)         (55)
        Inventories.........................................        (13)         (11)
        Accounts payable and accrued liabilities............         21          (19)
        Other...............................................        (18)           8
    Other items.............................................        (27)          14
                                                                  -----         ----
CASH FROM OPERATIONS........................................        131          140
                                                                  -----         ----

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................       (123)         (92)
Acquisition and investment payments, net of cash acquired...       (107)        (203)
Investment and property disposal proceeds...................         28            6
                                                                  -----         ----
CASH FROM INVESTING ACTIVITIES..............................       (202)        (289)
                                                                  -----         ----

FINANCING ACTIVITIES:
Long-term debt proceeds.....................................        196           --
Net change in short-term debt...............................        (80)         119
Treasury stock purchases....................................        (53)         (50)
Common stock issued under employee stock plans..............          1            6
                                                                  -----         ----
CASH FROM FINANCING ACTIVITIES..............................         64           75
                                                                  -----         ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............         (7)         (74)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         28           89
                                                                  -----         ----
END OF PERIOD...............................................      $  21         $ 15
                                                                  =====         ====

See accompanying Notes to Consolidated Financial Statements.

                         SOLUTIA INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN MILLIONS)

1. BASIS OF PRESENTATION

    Solutia Inc. and its subsidiaries produce and market a variety of high-performance chemical-based materials. Solutia's strategic focus is built on key strengths, including complex manufacturing capabilities, process engineering expertise, polymer chemistry, fiber technology, technical service, and customer problem solving. These world-class skills are applied to create solutions and products for customers in the consumer, household, automotive, and industrial products industries. Solutia's products and services include Saflex(R) plastic interlayer; adhesives; window and industrial films; liquid, powder and waterborne resins; Vydyne(R) and Ascend(TM) nylon polymers; nylon fibers; and process research and technology services to the pharmaceutical industry.

    These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 1999 Annual Report to shareholders and incorporated by reference in Solutia's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2000.

    The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income, and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

    During the first quarter of 2000, Solutia completed two acquisitions in the specialty products segment, which provide custom process and technology services to the global pharmaceutical industry. In the first acquisition, which closed on February 10, Solutia acquired CarboGen Holdings AG. CarboGen is a leading independent process research and development firm, serving the global pharmaceutical industry. In the second acquisition, which closed on March 24, Solutia purchased AMCIS AG. AMCIS serves the global pharmaceutical industry by developing production processes and by manufacturing active ingredients for clinical trials and small-volume commercial drugs. The combined purchase price for these acquisitions was approximately $118 million, which was financed with commercial paper and the assumption of debt.

    Both of the acquisitions have been accounted for using the purchase method. The allocations of the purchase price to the assets and liabilities acquired resulted in goodwill of approximately
$57 million and other intangible assets of approximately
$41 million. Goodwill is being amortized over its estimated useful life of 20 years and other intangible assets are being amortized over their estimated useful lives, which average 18 years. In addition to goodwill and other intangible assets, the major components of the purchase price allocations were current assets of $17 million, non-current assets of $27 million, current liabilities of $21 million, and non-current liabilities of $3 million.

    Results of operations for CarboGen and AMCIS are included in Solutia's results of operations from the acquisition dates. The results of operations for the acquired businesses were not material to Solutia's consolidated results of operations for the three-month and six-month periods ended June 30, 2000.

    On December 22, 1999, Solutia acquired Vianova Resins from Morgan Grenfell Private Equity Ltd. for approximately 1.2 billion deutsche marks (approximately $640 million), which was financed with commercial paper and the assumption of debt. Vianova Resins was a leading European producer of resins and additives for coatings and technical applications for the specialty, industrial and automotive sectors.

    The acquisition has been accounted for using the purchase method. The allocation of the purchase price to the assets and liabilities acquired resulted in goodwill of approximately
$344 million and other intangible assets of approximately
$163 million. Goodwill is being amortized over its estimated useful life of 20 years and other intangible assets are being amortized over their estimated useful lives, which average 19 years. In addition to goodwill and other intangible assets, the major components of the purchase price allocation were current assets of $192 million, non-current assets of $227 million, current liabilities of $99 million, and non-current liabilities of $187 million. This allocation is preliminary and is subject to change based on the completion of a contractual purchase price adjustment. Solutia anticipates completing the allocation of the purchase price by the end of the third quarter of 2000.

    During the second quarter of 2000, Solutia completed plans to integrate Vianova Resins' operations with Solutia's resins business and service organizations and recorded a liability of $11 million to accrue for the costs of the integration, in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The integration plans include employment reductions of approximately 130 people, primarily from Vianova Resins' service organizations located in more than 10 countries. In addition, the plans include amounts to shut down certain Vianova Resins sales offices. The integration actions are expected to be carried out by the end of the second quarter of 2001.

    The following table summarizes the Vianova Resins integration costs and amounts utilized to carry out those plans:

                                                        EMPLOYMENT       SHUTDOWN OF
                                                        REDUCTIONS        FACILITIES        TOTAL
                                                        ----------       ------------       ------
    BALANCE ESTABLISHED AT JUNE 30, 2000..........         $ 10              $  1            $ 11
                                                           ====              ====            ====

3. RESTRUCTURING

    As part of the integration of Vianova Resins with Solutia's resins businesses, Solutia identified excess production capacity for certain Solutia resins products that will allow for the consolidation of production facilities. As a result, Solutia decided to exit operations at the Port Plastics site in Addyston, Ohio. An
$8 million ($5 million aftertax) charge to cost of goods sold was recorded in the second quarter of 2000 to carry out the exit plan.
The charge included $2 million to write down plant assets to their fair value of approximately $1 million, $2 million of dismantling costs, and $4 million of estimated costs for which Solutia is contractually obligated under an operating agreement. Fair value was determined by discounting future cash flows using an appropriate discount rate.
Under the operating agreement, Solutia is required to provide
24 months notice of intent to exit and to pay contractually obligated costs for an additional 18 months thereafter to a third-party operator. The contractually obligated costs represent direct manufacturing, overhead, utilities, and severance. The financial impact will not be material to Solutia as production will be shifted to other production facilities.

    The following table summarizes the 2000 restructuring charge and amounts utilized to carry out those plans:

                                                        SHUTDOWN OF          ASSET           OTHER
                                                        FACILITIES        IMPAIRMENTS        COSTS        TOTAL
                                                        -----------       ------------       ------       ------
    Balance at April 1, 2000......................         $ --               $ --            $ --         $ --
        Charges taken.............................            2                  2               4            8
        Amounts utilized..........................           --                 (2)             --           (2)
                                                           ----               ----            ----         ----
    BALANCE AT JUNE 30, 2000......................         $  2               $ --            $  4         $  6
                                                           ====               ====            ====         ====

    During February 1999, certain equipment critical to the ammonia production process failed. Based on an analysis of the economics of purchased ammonia versus the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) charge to cost of goods sold was recorded in the first quarter of 1999 to complete the exit plan. The charge included $2 million to write down the assets to their fair value of approximately
$4 million, $4 million of dismantling costs, and $22 million of estimated costs for which Solutia is contractually obligated under an operating agreement. The contractually obligated costs represent an estimate of the direct manufacturing, overhead, and utilities that Solutia is required to pay to a third-party operator during a 36-month termination period. During the first quarter of 2000, Solutia entered into an agreement for the dismantling of the ammonia assets by a third-party and as a result, transferred the liability for dismantling to the third-party. For the quarter ended
March 31, 1999, net sales for the ammonia business were $1 million. Operating income for the same period in 1999 was minimal.

    The following table summarizes the 1999 restructuring charge and amounts utilized to carry out those plans:

                                                        SHUTDOWN OF          ASSET           OTHER
                                                        FACILITIES        IMPAIRMENTS        COSTS          TOTAL
                                                        -----------       -----------        -----          -----
    Balance at January 1, 1999....................         $ --              $ --             $ --           $ --
        Charges taken.............................            4                 2               22             28
        Amounts utilized..........................           --                (2)              (6)            (8)
                                                           ----              ----             ----           ----
    Balance at December 31, 1999..................            4                --               16             20
        Amounts utilized..........................           (4)               --               (3)            (7)
                                                           ----              ----             ----           ----
    Balance at March 31, 2000.....................           --                --               13             13
        Amounts utilized..........................           --                --               (1)            (1)
                                                           ----              ----             ----           ----
    BALANCE AT JUNE 30, 2000......................         $ --              $ --             $ 12           $ 12
                                                           ====              ====             ====           ====

4. INVESTMENT IN AFFILIATES

    In April 2000, Astaris LLC, a joint venture between Solutia and FMC Corporation, started operations to manufacture and market phosphorus chemicals. Solutia contributed its Phosphorus Derivatives business to the joint venture in exchange for a 50 percent ownership share. Net assets contributed to the venture totaled approximately $87 million. Solutia accounts for the joint venture using the equity-method of accounting.

5. ASSET IMPAIRMENT

    During the second quarter of 2000, Solutia recorded a $6 million ($4 million aftertax) impairment charge to administrative expenses for the write down of capitalized software costs related to the formation of the Astaris joint venture. The software had previously been fully dedicated to Solutia's Phosphorus Derivatives business. Impairment was indicated by a significant change in the extent and manner in which Astaris was expected to utilize the asset under a transition services agreement. As a result, Solutia performed a review under a Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," from which it determined that the asset was impaired. The carrying value of the asset was written down to its estimated fair value, as determined by discounting expected future cash flows, using an appropriate discount rate.

6. INVENTORY VALUATION

    The components of inventories as of June 30, 2000, and December 31, 1999, were as follows:

                                                     JUNE 30,       DECEMBER 31,
                                                       2000             1999
                                                     --------       ------------
Finished goods.................................       $ 246            $ 260
Goods in process...............................         112              121
Raw materials and supplies.....................         112              109
                                                      -----            -----
Inventories, at FIFO cost......................         470              490
Excess of FIFO over LIFO cost..................        (103)            (119)
                                                      -----            -----
TOTAL..........................................       $ 367            $ 371
                                                      =====            =====

7. CONTINGENCIES

    Monsanto (now Pharmacia Corporation) is a party to a number of lawsuits and claims relating to Solutia, for which Solutia assumed responsibility in the spinoff. In addition, Solutia is a named party to a number of lawsuits and claims. Solutia intends to defend all suits and claims vigorously. Such matters arise out of the normal course of business and relate to product liability; government regulation, including environmental issues; employee relations; and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation will not have a material adverse effect on Solutia's consolidated financial position, profitability or liquidity in any one year.

8. OTHER

    During June 2000, Solutia agreed to sell its Polymer Modifiers business to Ferro Corporation. The Polymer Modifiers business has annual sales of approximately $140 million. Closing is expected to occur during the third quarter of 2000.

9. SEGMENT DATA

    Segment data for the three months and the six months ended
June 30, 2000, and 1999, were as follows:

                                                                    THREE MONTHS ENDED JUNE 30,
                                          -------------------------------------------------------------------------------
                                                         2000                                        1999
                                          -----------------------------------         -----------------------------------
                                           NET       INTERSEGMENT                      NET       INTERSEGMENT
                                          SALES         SALES          PROFIT         SALES         SALES          PROFIT
                                          -----      ------------      ------         -----      ------------      ------
SEGMENT:
  Performance Films...................    $208           $ --           $ 55          $175           $ --           $ 52
  Specialty Products..................     217             --             47           152             --             38
  Integrated Nylon....................     409             --             43           385              1             87
                                          ----           ----           ----          ----           ----           ----
SEGMENT TOTALS........................     834             --            145           712              1            177

RECONCILIATION TO CONSOLIDATED TOTALS:
  Sales eliminations..................      --             --                           (1)            (1)
  Less unallocated service costs:
    Cost of goods sold<F1>............                                   (25)                                        (17)
    Marketing, administrative and
      technological expenses<F2>......                                   (75)                                        (57)
  Amortization expense................                                    (8)                                         (1)
  Equity earnings (loss) from
   affiliates<F3>.....................                                    (1)                                         11
  Interest expense....................                                   (21)                                        (10)
  Other income (expense)--net<F4>.....                                    (9)                                          3

CONSOLIDATED TOTALS:
                                          ----           ----                         ----           ----
  NET SALES...........................    $834           $ --                         $711           $ --
                                          ====           ====           ----          ====           ====           ----
  INCOME BEFORE INCOME TAXES..........                                  $  6                                        $106
                                                                        ====                                        ====

                                                                   SIX MONTHS ENDED JUNE 30,
                                       ---------------------------------------------------------------------------------
                                                       2000                                         1999
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT                      NET        INTERSEGMENT
                                       SALES          SALES          PROFIT         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films................    $  405          $ --          $ 107          $  323          $ --          $  94
  Specialty Products...............       484            --            106             301            --             78
  Integrated Nylon.................       792             1            100             742             3            159
                                       ------          ----          -----          ------          ----          -----
SEGMENT TOTALS.....................     1,681             1            313           1,366             3            331

RECONCILIATION TO CONSOLIDATED
 TOTALS:
  Sales eliminations...............        (1)           (1)                            (3)           (3)
  Less unallocated service costs:
    Cost of goods sold<F1>, <F5>...                                    (38)                                         (93)
    Marketing, administrative and
      technological expenses<F2>...                                   (144)                                        (109)
  Amortization expense.............                                    (15)                                          (1)
  Equity earnings (loss) from
   affiliates<F3>..................                                      8                                           21
  Interest expense.................                                    (41)                                         (19)
  Other income
   (expense)--net<F4>..............                                     (4)                                           9

CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $1,680          $ --                         $1,363          $ --
                                       ======          ====          -----          ======          ====          -----
  INCOME BEFORE INCOME TAXES.......                                  $  79                                        $ 139
                                                                     =====                                        =====

    Segment profit includes only operating expenses directly attributable to the segment. Unallocated service costs are managed centrally and primarily include costs of administrative, technology, and engineering and manufacturing services that are provided to the segments.


<F1> For the periods ended June 30, 2000, unallocated cost of goods sold includes restructuring charges related to exiting operations at the Port Plastics site in Addyston, Ohio ($8 million pretax, $5 million aftertax). See Note 3.

<F2> For the periods ended June 30, 2000, unallocated marketing, administrative, and technological expenses includes a charge associated with the impairment of certain capitalized software costs ($6 million pretax, $4 million aftertax). See Note 5.

<F3> For the periods ended June 30, 2000, equity earnings (loss) from affiliates includes Solutia's portion of charges recorded by its Flexsys and Astaris joint ventures ($15 million aftertax).

<F4> For the periods ended June 30, 2000, other income (expense)--net includes charges related to the write down of two Asian investments based upon indicators that the loss in their values was other than temporary
     ($19 million pretax, $11 million aftertax), period costs related to the formation and startup of the Astaris joint venture ($8 million pretax, $5 million aftertax), and a gain on the sale of a minority interest in P4 Production L.L.C., a phosphorus manufacturing venture ($15 million pretax, $9 million aftertax).

<F5> For the six months ended June 30, 1999, unallocated cost of goods includes special charges related to exiting Integrated Nylon's ammonia business ($28 million pretax, $18 million aftertax), the write down of an Integrated Nylon segment bulk continuous filament spinning machine
     ($6 million pretax, $4 million aftertax), and the anticipated settlement of certain pending property claims litigation related to the Anniston, Alabama plant site ($29 million pretax, $18 million aftertax).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include all statements regarding the expected future financial position, results of operations, profitability, cash flows, liquidity, and effect of changes in accounting due to recently issued accounting standards. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business and market conditions, customer acceptance of new products, raw material and energy pricing, currency fluctuations, and increased competitive and/or customer pressure.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2000, COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 1999

    Net sales for the second quarter of 2000 increased by 17 percent as compared with the second quarter of 1999. Excluding the acquisitions of CPFilms Inc. in May 1999, Vianova Resins in December 1999, CarboGen Holdings AG in February 2000, and
AMCIS AG in March 2000, and the contribution of the Phosphorus Derivatives business to the Astaris joint venture in April 2000, net sales for the second quarter 2000 were up 4 percent from the comparable period in 1999. Sales increases reflect increased average selling prices and volumes, partially offset by unfavorable currency exchange rate fluctuations.

  Performance Films

    Net sales for the second quarter of 2000 in the Performance
Films segment increased by 19 percent over the same period of the prior year primarily as the result of higher sales volumes in CPFilms, which was acquired in the second quarter of 1999, and improved volumes in the Saflex(R) plastic interlayer business. The increase in sales of Saflex(R) plastic interlayer products was driven primarily by increased demand from European and U.S. automotive glass manufacturers. Also, to a lesser extent, businesses in this segment achieved higher average selling prices than those of the year-ago quarter. Partially offsetting the increases in sales volumes and average selling prices were unfavorable currency exchange rate fluctuations in the Saflex(R) plastic interlayer and Polymer Modifiers businesses due to the devaluation of the euro in relation to the U.S. dollar.

    Performance Films segment profit for the three-month period ended June 30, 2000, increased 6 percent over the three-month period ended June 30, 1999, because of higher net sales. Higher net sales in the segment were partially offset by increased raw material costs for Polymer Modifiers and Saflex(R) plastic interlayer products.

  Specialty Products

    Net sales in the Specialty Products segment for the second quarter of 2000 increased 43 percent over the comparable quarter of 1999 because of the acquisitions of Vianova, CarboGen, and AMCIS.
Excluding the acquisitions and the contribution of the Phosphorus Derivatives business, net sales declined by 2 percent. The decrease primarily resulted from the loss of sales from the Scriptsets line of business, which was sold in August 1999, and to a lesser extent, unfavorable currency exchange movements due to the devaluation of the euro in relation to the U.S. dollar.

    Segment profit for the quarter ended June 30, 2000, increased
24 percent over the year-ago quarter primarily because of higher net sales in the segment, partially offset by unfavorable manufacturing variances for specialty chemicals products.

  Integrated Nylon

    The Integrated Nylon segment's net sales for the three-month period ended June 30, 2000, increased 6 percent from the comparable period of 1999. The increase in sales occurred in almost all businesses in this segment due to higher average selling prices and, to a lesser extent, increased sales volumes. Integrated Nylon's higher average selling prices were attributable to price increases for branded and commodity staple carpet fiber and higher average selling prices of intermediates. Sales volume increases in carpet fiber and Acrilan(R) acrylic fiber products were partially offset by lower sales volumes of textile polymers.

    Segment profit for Integrated Nylon for the second quarter of 2000 was down 51 percent as compared to the second quarter of 1999. The decline resulted almost exclusively from higher raw material costs due to the dramatic increase in petrochemical costs over the last several quarters. The costs of propylene and cyclohexane, two major feedstocks used by the segment, have increased significantly. As compared to the second quarter of 1999, propylene costs have more than doubled and cyclohexane prices are up nearly 60 percent. While crude oil prices are anticipated to moderate somewhat due to increased production by OPEC members, elevated petrochemical costs will continue to adversely affect profitability for the remainder of the year. Additionally, the cost of natural gas has significantly increased during the second quarter of 2000 compared to the year-ago period, which has adversely affected the profitability of the segment. Solutia expects that higher natural gas costs will continue for the near term due to increased demand and limited supply.

  Operating Income

    Operating income for the second quarter of 2000 declined to $37 million as compared to $102 million for the second quarter of 1999 because of lower segment profit discussed above and special charges recorded during the quarter. Solutia recorded a restructuring charge of $8 million ($5 million aftertax) to cost of goods sold to exit operations at the Port Plastics site in Addyston, Ohio, as more fully described in Note 3. Additionally, Solutia recorded an asset impairment charge of $6 million ($4 million aftertax), to administrative expenses for the write down of capitalized software costs related to the formation of the Astaris joint venture, as more fully described in Note 5. Excluding the impact of special charges, overall lower segment profit was negatively impacted by higher marketing, administrative, technological, and amortization expenses. Higher marketing, administrative, technological, and amortization expenses were associated with the consolidation and integration of newly acquired companies and Solutia's growth programs.

  Equity Earnings (Loss) from Affiliates

    The equity loss from affiliates was $1 million in the second quarter of 2000 compared to $11 million of equity earnings in the comparable 1999 quarter. The decrease was due to special charges recorded by the Flexsys, L.P. and Astaris joint ventures. The Flexsys joint venture recorded charges associated with the closure and impairment of certain manufacturing operations in the United Kingdom. Solutia's share of these charges was $13 million
($13 million aftertax). In addition, the Astaris joint venture recorded charges related to the closure of certain of its production facilities. Solutia's share of these charges was approximately
$2 million ($2 million aftertax). Excluding these special charges, equity earnings from affiliates increased because of the formation and start up of the Astaris joint venture in April 2000.

  Other Income (Expense)--Net

    Other expense for the quarter ended June 30, 2000, was $9 million compared to other income of $3 million for the same period in 1999. The significant increase in expense was principally attributable to a charge of $14 million ($8 million aftertax) for the write down of certain equity-method investments in Asia based upon indicators that the loss in their values was other than temporary, charges of $5 million ($3 million aftertax) to accrue for debt payments under certain loan guarantees associated with one of the Asian equity investments, and charges of $8 million ($5 million aftertax), associated with the startup and formation of the Astaris joint venture incurred during the period. Partially offsetting the special charges was a $15 million gain ($9 million aftertax) resulting from the sale of substantially all of Solutia's
40 percent interest in P4 Production L.L.C., a phosphorus manufacturing venture.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2000, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

    Net sales for the six-month period ended June 30, 2000, increased by 23 percent as compared with the six-month period ended June 30, 1999. Excluding the acquisitions of CPFilms Inc., Vianova Resins, CarboGen Holdings AG, and AMCIS AG and the contribution of the Phosphorus Derivatives business to the Astaris joint venture, net sales for the first six months of 2000 were up 4 percent from the comparable period in 1999. Sales increases reflect higher average selling prices and volumes, partially offset by unfavorable currency exchange rate fluctuations.

  Performance Films

    Performance Films' net sales for the first six months of 2000 increased 25 percent in comparison to the first six months of 1999 as the result of the acquisition of CPFilms and improved volumes in the Saflex(R) plastic interlayer business. Excluding CPFilms, net sales increased approximately 3 percent. The increase in the Saflex(R) plastic interlayer business was driven primarily from increased demand by European and U.S. automotive glass manufacturers. Also, to a lesser extent, businesses in this segment achieved higher average selling prices than those of the year-ago period. Partially offsetting the increases in sales volumes and average selling prices were unfavorable currency exchange rate fluctuations in Saflex(R) plastic interlayer and Polymer Modifiers businesses due to the devaluation of the euro in relation to the U.S. dollar.

    Performance Films' segment profit for the first half of 2000 increased 14 percent from the first half of 1999 due to higher net sales partially offset by increased raw material costs in the Polymer Modifiers and Saflex(R) plastic interlayer businesses.

  Specialty Products

    Net sales in the Specialty Products segment increased
61 percent for the six months ended June 30, 2000, over the comparable period of the prior year because of the acquisitions of Vianova, CarboGen, and AMCIS, partially offset by the contribution of the Phosphorus Derivatives business to the Astaris joint venture. Excluding the acquisitions and the contribution of the Phosphorus Derivatives business, net sales declined by 5 percent. Net sales decreased primarily due to the loss of sales from the Scriptsets line of business, which was sold in August 1999, and to a lesser extent, unfavorable currency exchange movements due to the devaluation of the euro in relation to the U.S. dollar.

    Segment profit for the six-month period ended June 30, 2000, increased 36 percent as compared to the six-month period ended
June 30, 1999. The profit increase was due to higher net sales, partially offset by unfavorable manufacturing variances for specialty chemicals products.

  Integrated Nylon

    The Integrated Nylon segment's net sales for the six months ended June 30, 2000, increased 7 percent as compared with the six months ended June 30, 1999. Pricing and volume contributed equally to the increase. Solutia's carpet and Acrilan(R) acrylic fiber businesses were principally responsible for the year-over-year increases in sales volumes. Solutia's carpet, Acrilan(R) acrylic fiber, and intermediates businesses were principally responsible for the year-over-year increases in average selling prices.

    Integrated Nylon's segment profit for the first half of 2000 decreased 37 percent from the first half of 1999. The decline resulted almost exclusively from higher raw material costs due to the sharp increase in petrochemical costs over the last three quarters. The costs of propylene and cyclohexane, two major feedstocks used by the segment, were up over 100 percent and 40 percent, respectively, versus the comparable prior-year period. While crude oil prices are anticipated to moderate somewhat due to increased production by OPEC members, elevated petrochemical costs will continue to adversely affect profitability for the remainder of the year. Additionally, the cost of natural gas has significantly increased during the second quarter of 2000 compared to the year-ago period, which has adversely affected the profitability of the segment. Solutia expects that higher natural gas costs will continue for the near term due to increased demand and limited supply.

  Operating Income

    Operating income for the first six months of 2000 declined by 9 percent as compared to the first six months of 1999 due to lower segment profit discussed above and special charges affecting the 2000 and 1999 periods. These charges are discussed below. Excluding the impact of special charges, overall lower segment profit was negatively impacted by higher marketing, administrative, technological, and amortization expenses. Higher spending in these areas was associated with the consolidation and integration of newly acquired companies and other growth programs.

    During the second quarter of 2000, Solutia recorded a restructuring charge of $8 million ($5 million aftertax) to cost of goods sold to exit operations at the Port Plastics site in Addyston, Ohio, as more fully described in Note 3. As more fully described in
Note 5, Solutia recorded an asset impairment charge of $6 million
($4 million aftertax), to administrative expenses for the write down of capitalized software costs related to the formation of the Astaris joint venture.

    In February 1999, Integrated Nylon's ammonia unit experienced the failure of certain equipment critical to the production process.
Based on an analysis of the economics of purchased ammonia and the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) special operations charge to cost of goods sold was recorded in the first quarter of 1999 to complete the exit plan. The charge included $2 million to write down the assets to fair value, $4 million of dismantling costs, and $22 million of costs for which Solutia is contractually obligated under an operating agreement. During the first quarter of 2000, Solutia entered into an agreement for the dismantling of the ammonia assets by a third-party and as a result, transferred the liability for dismantling to the third-party. For the three months ended
March 31, 1999, net sales for the ammonia business was $1 million.
Net income for that period was minimal. See Note 3 for additional information.

    A special operations charge of $6 million ($4 million aftertax) was recorded in the first quarter of 1999 to write down certain Integrated Nylon segment assets to their fair values. The charge was due to a review under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," (SFAS No. 121). The review stemmed from a historical trend of operating losses and a forecast that the trend would continue. The SFAS No. 121 review indicated that the carrying amount of the assets exceeded the identifiable undiscounted cash flows related to the assets. Fair value of the assets was determined based on estimates of market prices.

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

  Equity Earnings (Loss) from Affiliates

    Equity earnings from affiliates decreased to $8 million in the first half of 2000 from $21 million in the comparable period of 1999. The decrease was due to special charges recorded by the Flexsys and Astaris joint ventures. The Flexsys joint venture recorded charges associated with the closure and impairment of certain manufacturing operations in the United Kingdom. Solutia's share of these charges was $13 million ($13 million aftertax). In addition, the Astaris joint venture recorded charges related to the closure of certain of its production facilities. Solutia's share of these charges was approximately $2 million ($2 million aftertax). Excluding these special charges, equity earnings from affiliates increased because of the formation and start up of the Astaris joint venture in April 2000.

  Other Income (Expense)--Net

    Other expense for the six months ended June 30, 2000, was $4 million compared to other income of $9 million for the same period in 1999. The significant increase in expense was principally attributable to a charge of $14 million ($8 million aftertax) for the write down of certain equity-method investments in Asia based upon indicators that the loss in their values was other than temporary, charges of $5 million ($3 million aftertax) to accrue for debt payments under certain loan guarantees associated with one of the Asian equity investments, and charges of $8 million ($5 million aftertax), associated with the startup and formation of the Astaris joint venture incurred during the period. Partially offsetting the special charges was a $15 million gain ($9 million aftertax) resulting from the sale of substantially all of Solutia's
40 percent interest in P4 Production L.L.C., a phosphorus manufacturing venture.

  Summary of Special Charges Affecting Comparability

    Special charges recorded in the three and six-month periods ended June 30, 2000 and 1999, have been summarized in the table below (dollars in millions).

                                                 THREE MONTHS                    SIX MONTHS
                                                ENDED JUNE 30,                 ENDED JUNE 30,
                                             ---------------------       ---------------------------
                                                2000          1999          2000             1999
                                             ----------       ----       ----------       ----------
Cost of goods sold.....................      $  8  <Fa>       $--        $  8  <Fa>       $ 63  <Ff>
Marketing, administrative and
  technological expenses...............         6  <Fb>        --           6  <Fb>        --
                                             ----             ----       ----             ----
Operating income.......................       (14)             --         (14)             (63)
                                             ----             ----       ----             ----
Equity earnings (loss) from affiliates.        (2) <Fb>        --          (2) <Fb>        --
                                              (13) <Fc>                   (13) <Fc>
                                             ----             ----       ----             ----
Other income (expense)--net............        (8) <Fb>        --          (8) <Fb>        --
                                               15  <Fd>                    15  <Fd>
                                              (14) <Fe>                   (14) <Fe>
                                               (5) <Fe>                    (5) <Fe>
                                             ----             ----       ----             ----
Income taxes...........................       (10)             --         (10)             (23)
                                             ----             ----       ----             ----
Net income (loss)......................      $(31)            $--        $(31)            $(40)
                                             ====             ====       ====             ====

<Fa> Solutia incurred restructuring charges related to exiting operations at the Port Plastics site in Addyston, Ohio ($8 million pretax, $5 million aftertax).

<Fb> Solutia incurred special operations charges related to the formation and startup of the Astaris joint venture ($16 million pretax, $11 million aftertax).

<Fc> Solutia incurred special operations charges associated with the impairment and closure of certain manufacturing operations in the United Kingdom for the Flexsys joint venture ($13 million aftertax).

<Fd> Solutia recognized a gain on the sale of a minority interest in
     P4 Production L.L.C., a phosphorus manufacturing venture ($15 million pretax, $9 million aftertax).

<Fe> Solutia recorded charges to write-down certain investments in Asia based upon indicators that the loss in their values was other than temporary
     ($14 million pretax, $8 million aftertax), and to accrue for payment of debt obligations associated with one of the investments ($5 million pretax, $3 million aftertax).

<Ff> Solutia recorded special charges related to exiting the Integrated Nylon's ammonia business, the write down of an Integrated Nylon segment bulk continuous filament spinning machine, and the anticipated settlement of certain pending property claims litigation related to the Anniston, Alabama plant site ($63 million pretax, $40 million aftertax).

LIQUIDITY AND CAPITAL RESOURCES

    Solutia's working capital at June 30, 2000, decreased to negative $391 million from negative $213 million at December 31, 1999. Working capital is negative primarily due to increases in short-term debt, which was used to finance recent acquisitions, treasury stock repurchases, and capital expenditures. The recent acquisitions include the February 2000 acquisition of CarboGen and the March 2000 purchase of AMCIS. At June 30, 2000, Solutia had short-term debt of $642 million.

    During February 2000, Solutia completed the issuance of EUR 200 million ($196 million) of notes, due February 2005. Proceeds from the notes were used primarily to refinance outstanding commercial paper, and also for general corporate purposes.

    Solutia continued to reinvest in itself through share repurchases. Shares repurchased during 2000 totaled 3.9 million shares at a cost of $53 million. On April 26, 2000, the Board of Directors authorized the repurchase of up to 15 million additional shares of Solutia common stock. At June 30, 2000, this authorization combined with the unused portion of an earlier authorization, gives Solutia the authority to repurchase 15.9 million shares of its common stock.

    During June 2000, Solutia agreed to sell its Polymer Modifiers business to Ferro Corporation. The Polymer Modifiers business has annual sales of approximately $140 million. Closing is expected to occur during the third quarter of 2000.

    Solutia believes that its cash flow from operations and available borrowing capacity provide sufficient resources to finance its operations and planned capital needs for the next 12 months. Solutia has an $800 million, five-year revolving credit facility and a $300 million, 364-day multi-currency revolving credit agreement in place.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the Statement of Consolidated Financial Position at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges are to be recognized in the Statement of Consolidated Income. During June of 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS No. 133 by one year. The standard will now be effective for Solutia beginning January 1, 2001. During June of 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement
No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Solutia does not expect the adoption of SFAS
No. 133, as amended by SFAS No. 138, to have a material effect on its consolidated financial statements.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." Companies must adopt the new guidance no later than the fourth quarter of fiscal year 2000. Solutia does not expect the adoption of SAB 101 to have a material effect on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        FACTORS

    There have been no material changes in market risk exposures during the first six months of 2000 that affect the disclosures in
Item 7A of Solutia's Annual Report on Form 10-K for the year ended December 31, 1999.

                   PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Monsanto (now Pharmacia Corporation) is a party to a number of lawsuits and claims relating to Solutia, for which Solutia assumed responsibility in the spinoff. Solutia's Annual Report on Form 10-K for the year ended December 31, 1999, described an action pending in Harris County (Texas) District Court on behalf of 412 plaintiffs who are former employees of owners/operators of the Brio site or members of the employees' families. On April 24, 2000, the Company reached a tentative agreement to settle this action for $6 million. Court approval of the settlement is required for those plaintiffs who are minors.

    Solutia's Form 10-K also described two cases pending in Circuit Court in St. Clair County, Alabama, which had been consolidated and certified as a class action on behalf of all property owners in a specified area along waterways near Solutia's Anniston plant. Proceedings in this case had been stayed by the Alabama Supreme Court following the filing of a petition for a writ of mandamus on behalf of a small group of class members opposed to a tentative settlement agreed to by the Company and class representatives in April, 1999. On June 16, 2000, the Alabama Supreme Court issued an order denying the writ of mandamus and lifted the stay of proceedings. On July 6, 2000, the trial court entered an order of final approval and final judgment, finding the settlement fair and reasonable and directing the parties to implement the provisions of the settlement agreement.

    In addition, Solutia's Form 10-K, described 12 cases brought in Circuit Court in Calhoun County, Circuit Court in St. Clair County, Circuit Court in Talladega County and in U. S. District Court for the Northern District of Alabama of behalf of 5,528 plaintiffs. On July 10, 2000, an application for injunctive relief was made in one case in Calhoun County brought on behalf of 787 plaintiffs. Plaintiffs seek an order prohibiting further PCB releases from the Company's property and directing the Company to remediate all PCB contamination in and around Anniston. The Company will vigorously oppose this application and has meritorious defenses, including lack of any physical injury or property damage to plaintiffs, lack of any immediate or substantial endangerment to health or the environment and the ongoing implementation of remedial action by the Company under the supervision of the Alabama Department of Environmental Management and the United States Environmental Protection Agency.

    Solutia's Form 10-K and Solutia's Report on Form 10-Q for the quarter ended March 31, 2000, described administrative and judicial proceedings arising out of alleged environmental violations at a coal coking facility in Rock Springs, Wyoming owned by P4 Production, L.L.C., and formerly operated by Solutia. On April 21, 2000,
Solutia, Pharmacia Corporation, and P4 Production filed their memorandum supporting their motion for dismissal or summary judgment on the grounds of claim preclusion, including the doctrines of res judicata and release. The United States filed, on May 5, 2000, its memorandum in opposition to the companies' motion for summary judgment and its cross-motion for summary judgment against the companies. Oral argument on the merits of these motions occurred on June 7, 2000.

    On June 2, 2000, Pharmacia was served with a complaint naming Monsanto Company as the sole defendant in an action filed in United States District Court for the Northern District of Alabama on behalf of a purported class of "[a]ll persons who reside, or who at one time did reside, in the areas contaminated by the Defendant's Anniston, Alabama plant and were thereby directly or indirectly exposed to PCBs." Plaintiffs allege that as a result of this exposure, they are at an increased risk of suffering personal injuries, and seek an injunction mandating medical monitoring and funding of a study of the alleged adverse health effects of this exposure.

    On June 6, 2000, Pharmacia was served with a complaint naming Monsanto as a defendant in an action filed in Circuit Court for Calhoun County, Alabama on behalf of a corporate entity with a manufacturing facility located near the Anniston plant. Plaintiff alleges that PCBs and other allegedly harmful chemicals or pollutants were released from the Anniston plant onto the soil, waters and air on or adjacent to plaintiff's property, causing that property to become unusable and worthless. Plaintiff seeks compensatory and punitive damages of $2 million.

    On June 21, 2000, Pharmacia was served with a complaint naming it, Solutia and others as defendants in an action filed in Circuit Court for Calhoun County, Alabama on behalf of a purported class of owners of property upon which soil contaminated with PCBs taken from the site of a nearby commercial development was deposited. Plaintiffs seek compensatory and punitive damages in an unspecified amount.

    Solutia is vigorously defending these actions, and believes that it has meritorious defenses, including lack of any physical injury or property damage to plaintiffs, lack of any imminent or substantial endangerment to health or the environment and lack of negligence or improper conduct on the part of Solutia or Monsanto.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At Solutia's annual meeting of shareholders on April 26, 2000, five matters were submitted to a vote of shareholders.

    1. The following directors were elected to the following terms (or until their respective successors are elected and qualified, or until their earlier death, resignation, or removal):

                                                                                           VOTES
                                                                          VOTES          "WITHHOLD
                                 NAME                                     "FOR"          AUTHORITY"
                                 ----                                     -----          ----------
       For term expiring at the 2002 annual meeting:
         Paul H. Hatfield..........................................     92,808,821        3,212,004

       For term expiring at the 2003 annual meeting:
         Robert T. Blakely.........................................     92,817,565        3,203,260
         Robert H. Jenkins.........................................     92,816,886        3,203,939
         Frank A. Metz, Jr.........................................     92,799,083        3,221,742

       The following directors are continuing terms expiring at the annual meeting of shareholders in 2001: John C. Hunter III, Michael E. Miller, William D. Ruckelshaus, and John B. Slaughter. The following directors are continuing terms expiring at the annual meeting of shareholders in 2002: J. Patrick Mulcahy and Robert G. Potter.

    2. The Solutia Inc. 2000 Stock-Based Incentive Plan was approved by the stockholders. A total of 67,182,976 votes were cast in favor of the plan, 27,938,199 votes were cast against it, and 899,650 votes were counted as abstentions.

    3. The Solutia Inc. Annual Incentive Plan was approved by the stockholders. A total of 87,956,602 votes were cast in favor of the plan, 7,056,556 votes were cast against it, and 1,007,667 votes were counted as abstentions.

    4. The Solutia Inc. Long-Term Incentive Plan was approved by the stockholders. A total of 87,273,043 votes were cast in favor of the plan, 7,856,580 votes were cast against it, and 891,202 votes were counted as abstentions.

    5. The appointment by the Board of Directors of Deloitte & Touche L.L.P. as principal independent auditors for the year 2000 was ratified by the shareholders. A total of 94,180,803 votes were cast in favor of ratification, 1,348,575 votes were cast against it, and 491,447 votes were counted as abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits--See the Exhibit Index at page 18 of this report.

(b) A Form 8-K announcing the formation of Astaris LLC, a joint venture between Solutia Inc. and FMC Corp., was filed on April 27, 2000.

                             SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SOLUTIA INC.
                                          --------------------------
                                                 (Registrant)


                                            /s/ JAMES M. SULLIVAN
                                          --------------------------
                                             (Vice President and
                                                 Controller)
                                              (On behalf of the
                                              Registrant and as
                                             Principal Accounting
                                                   Officer)

Date: July 28, 2000

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

   2          Omitted--Inapplicable

   3          Omitted--Inapplicable

   4          Omitted--Inapplicable

  10          1. Solutia Inc. 1997 Stock-Based Incentive Plan, as amended on April 26, 2000

              2. Solutia Inc. 2000 Stock-Based Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

              3. Solutia Inc. 2000 Annual Incentive Plan (incorporated by reference to Appendix B of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

              4. Solutia Inc. 2000 Long-Term Incentive Plan (incorporated by reference to Appendix C of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

  11          Omitted--Inapplicable; see "Statement of Consolidated
              Income" on page 1.

  15          Omitted--Inapplicable

  18          Omitted--Inapplicable

  19          Omitted--Inapplicable

  22          Omitted--Inapplicable

  23          Omitted--Inapplicable

  24          Omitted--Inapplicable

  27          Financial Data Schedule

  99          Omitted--Inapplicable