Form 10-Q
period 2000-09-30
SOLUTIA INC
filed 2000-10-27
CIK 1043382

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

          (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 (314) 674-1000
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      ---   ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                        OUTSTANDING AT
                 CLASS                                SEPTEMBER 30, 2000
                 -----                                ------------------

      COMMON STOCK, $0.01 PAR VALUE                   103,537,627 SHARES
      -----------------------------                   ------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                        SOLUTIA INC.

                                             STATEMENT OF CONSOLIDATED INCOME
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS                      NINE MONTHS
                                                            ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                            --------------------            -----------------------
                                                            2000            1999             2000             1999
                                                            -----          -----            ------           ------
NET SALES ........................................          $ 774          $ 731            $2,454           $2,094
Cost of goods sold ...............................            631            548             1,954            1,613
                                                            -----          -----            ------           ------
GROSS PROFIT .....................................            143            183               500              481
Marketing expenses ...............................             39             38               124              108
Administrative expenses ..........................             39             29               133               91
Technological expenses ...........................             21             21                68               58
Amortization expense .............................              9              1                24                2
                                                            -----          -----            ------           ------
OPERATING INCOME .................................             35             94               151              222
Equity earnings from affiliates ..................             13              5                21               26
Interest expense .................................            (22)           (11)              (63)             (30)
Gain on sale of Polymer Modifiers business .......             73             --                73               --
Other income (expense)--net ......................              4              1                --               10
                                                            -----          -----            ------           ------
INCOME BEFORE INCOME TAXES .......................            103             89               182              228
Income taxes .....................................             25             28                49               73
                                                            -----          -----            ------           ------
NET INCOME .......................................          $  78          $  61            $  133           $  155
                                                            =====          =====            ======           ======
BASIC EARNINGS PER SHARE .........................          $0.75          $0.55            $ 1.24           $ 1.40
                                                            =====          =====            ======           ======
DILUTED EARNINGS PER SHARE .......................          $0.74          $0.53            $ 1.22           $ 1.34
                                                            =====          =====            ======           ======
Weighted average equivalent shares (in millions):
    Basic ........................................          104.3          110.3             106.9            111.1
    Effect of dilutive securities:
       Common share equivalents--common shares
        issuable upon exercise of outstanding stock
        options ..................................            1.7            4.1               1.7              4.5
                                                            -----          -----            ------           ------
    Diluted ......................................          106.0          114.4             108.6            115.6
                                                            =====          =====            ======           ======


                                       STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                                                   (DOLLARS IN MILLIONS)

                                                                THREE MONTHS                     NINE MONTHS
                                                             ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                             --------------------            --------------------
                                                             2000            1999            2000            1999
                                                             ----            ----            -----          -----
NET INCOME......................................             $ 78            $ 61            $ 133          $ 155

OTHER COMPREHENSIVE INCOME:
Currency translation adjustments................              (49)              7             (114)           (19)
                                                             ----            ----            -----          -----
COMPREHENSIVE INCOME............................             $ 29            $ 68            $  19          $ 136
                                                             ====            ====            =====          =====


See accompanying Notes to Consolidated Financial Statements.


                                                    SOLUTIA INC.

                                    STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                         2000                 1999
                                                                                     -------------        ------------
                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents..................................................             $   23               $   28
Trade receivables, net of allowance of $8 in 2000 and $12 in 1999..........                432                  483
Miscellaneous receivables and prepaid expenses.............................                131                  131
Deferred income tax benefit................................................                102                  101
Inventories................................................................                363                  371
                                                                                        ------               ------
TOTAL CURRENT ASSETS.......................................................              1,051                1,114

PROPERTY, PLANT AND EQUIPMENT:
Land.......................................................................                 58                   68
Buildings..................................................................                402                  436
Machinery and equipment....................................................              2,645                2,919
Construction in progress...................................................                367                  272
                                                                                        ------               ------
Total property, plant and equipment........................................              3,472                3,695
Less accumulated depreciation..............................................              2,188                2,379
                                                                                        ------               ------
NET PROPERTY, PLANT AND EQUIPMENT..........................................              1,284                1,316

INVESTMENTS IN AFFILIATES..................................................                369                  377
NET GOODWILL...............................................................                403                  511
NET IDENTIFIED INTANGIBLE ASSETS...........................................                213                   33
LONG-TERM DEFERRED INCOME TAX BENEFIT......................................                198                  232
OTHER ASSETS...............................................................                179                  187
                                                                                        ------               ------
TOTAL ASSETS...............................................................             $3,697               $3,770
                                                                                        ======               ======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable...........................................................             $  327               $  312
Accrued liabilities........................................................                544                  504
Short-term debt............................................................                522                  511
                                                                                        ------               ------
TOTAL CURRENT LIABILITIES..................................................              1,393                1,327

LONG-TERM DEBT.............................................................                778                  802
POSTRETIREMENT LIABILITIES.................................................                965                  998
OTHER LIABILITIES..........................................................                538                  561

SHAREHOLDERS' EQUITY:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2000 and 1999............................                  1                    1
    Additional contributed capital.........................................               (141)                (137)
    Treasury stock, at cost (14,863,008 shares in 2000 and 8,859,764
      shares in 1999)......................................................               (289)                (209)
Unearned ESOP shares.......................................................                (12)                 (18)
Accumulated other comprehensive income.....................................               (143)                 (29)
Reinvested earnings........................................................                607                  474
                                                                                        ------               ------
SHAREHOLDERS' EQUITY.......................................................                 23                   82
                                                                                        ------               ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................             $3,697               $3,770
                                                                                        ======               ======

See accompanying Notes to Consolidated Financial Statements.


                                                     SOLUTIA INC.

                                         STATEMENT OF CONSOLIDATED CASH FLOW
                                                (DOLLARS IN MILLIONS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                           --------------------------

                                                                                           2000                  1999
                                                                                           -----                -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income.................................................................                $ 133                $ 155
Adjustments to reconcile to Cash From Operations:
     Items that did not use (provide) cash:
         Deferred income taxes.............................................                    6                   --
         Depreciation and amortization.....................................                  139                  112
         Amortization of deferred credits..................................                   (8)                  (7)
         Other.............................................................                   17                   65
     Working capital changes that provided (used) cash:
         Trade receivables.................................................                   50                  (61)
         Inventories.......................................................                  (24)                  18
         Accounts payable and accrued liabilities..........................                    8                  (21)
         Other.............................................................                   (2)                   4
     Net pretax gains from asset disposals.................................                  (79)                  --
     Other items...........................................................                  (65)                  16
                                                                                           -----                -----
CASH FROM OPERATIONS.......................................................                  175                  281
                                                                                           -----                -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases....................................                 (180)                (189)
Acquisition and investment payments, net of cash acquired..................                 (109)                (203)
Investment and property disposal proceeds..................................                  210                   16
                                                                                           -----                -----
CASH FROM INVESTING ACTIVITIES.............................................                  (79)                (376)
                                                                                           -----                -----

FINANCING ACTIVITIES:
Long-term debt proceeds....................................................                  196                   --
Net change in short-term debt..............................................                 (201)                  76
Treasury stock purchases...................................................                  (98)                 (70)
Common stock issued under employee stock plans.............................                    2                    7
                                                                                           -----                -----
CASH FROM FINANCING ACTIVITIES.............................................                 (101)                  13
                                                                                           -----                -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................                   (5)                 (82)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..........................................................                   28                   89
                                                                                           -----                -----
END OF PERIOD..............................................................                $  23                $   7
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

     The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income, and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2.  ACQUISITIONS AND DIVESTITURES

     During the third quarter of 2000, Solutia completed the sale of its Polymer Modifiers business and related manufacturing facilities to Ferro Corporation for approximately $130 million. As a result of this transaction, Solutia recognized a $73 million pretax gain ($46 million aftertax). Solutia's results of operations for the nine months ended September 30, 2000, included net sales of approximately $93 million and operating income of approximately $16 million, from the Polymer Modifiers business. During the second quarter of 2000, Solutia recognized a $15 million pretax gain ($9 million aftertax) on the sale of a minority interest in P4 Production L.L.C., a phosphorus manufacturing venture.

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

     Both of the acquisitions have been accounted for using the purchase method. The allocations of the purchase price to the assets and liabilities acquired resulted in current assets of $17 million, non-current assets of $27 million, goodwill of $57 million, other intangible assets of $41 million, current liabilities of $21 million, and non-current liabilities of $3 million. Goodwill is being amortized over its estimated useful life of 20 years and other intangible assets are being amortized over their estimated useful lives, which average 18 years.

     Results of operations for CarboGen and AMCIS are included in Solutia's results of operations from the acquisition dates. The results of operations for the acquired businesses were not material to Solutia's consolidated results of operations for the three-month and nine-month periods ended September 30, 2000.

     On December 22, 1999, Solutia acquired Vianova Resins from Morgan Grenfell Private Equity Ltd. for approximately 1.2 billion deutsche marks (approximately $617 million), which was financed with commercial paper and the assumption of debt. Vianova Resins was a leading European producer of resins and additives for coatings and technical applications for the specialty, industrial and automotive sectors.

     The acquisition has been accounted for using the purchase method. The allocation of the purchase price to the assets and liabilities acquired resulted in current assets of $192 million, non-current assets of $227 million, goodwill of $321 million, other intangible assets of approximately $163 million, current liabilities of $99 million, and non-current liabilities of $187 million. Goodwill is being amortized over its estimated useful life of 20 years and other intangible assets are being amortized over their estimated useful lives, which average 19 years.

3.  RESTRUCTURING AND BUSINESS COMBINATION RESERVES

     During the second quarter of 2000, Solutia completed plans to integrate Vianova Resins operations with Solutia's resins business and service organizations and recorded a liability of $11 million to accrue for costs of integration, in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The integration plans include employment reductions of approximately 130 people, primarily from Vianova Resin's service organizations located in more than 10 countries. In addition, the plans include amounts to shut down certain Vianova Resins sales offices. The integration actions are expected to be carried out by the end of the second quarter of 2001.

     The following table summarizes the Vianova Resins integration costs and amounts utilized to carry out those plans:


                                                     EMPLOYMENT   SHUTDOWN OF
                                                     REDUCTIONS   FACILITIES       TOTAL
                                                     ----------   -----------      -----
   Balance at June 30, 2000                             $ 10          $ 1          $ 11
     Amounts utilized                                     --           --            --
                                                        ----          ---          ----
   BALANCE AT SEPTEMBER 30, 2000                        $ 10          $ 1          $ 11
                                                        ====          ===          ====


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

     The following table summarizes the 2000 restructuring charge and amounts utilized to carry out those plans:



                                                    SHUTDOWN OF      ASSET         OTHER
                                                    FACILITIES    IMPAIRMENTS      COSTS         TOTAL
                                                    -----------   -----------      -----         -----
   Balance at April 1, 2000                             $--           $--           $--           $--
     Charges taken                                        2             2             4             8
     Amounts utilized                                    --            (2)           --            (2)
                                                        ---           ---           ---           ---
   Balance at June 30, 2000                               2             0             4             6
     Amounts utilized                                    --            --            --            --
                                                        ---           ---           ---           ---
   BALANCE AT SEPTEMBER 30, 2000                        $ 2           $ 0           $ 4           $ 6
                                                        ===           ===           ===           ===

    During February 1999, certain equipment critical to Solutia's ammonia production process failed. Based on an analysis of the economics of purchased ammonia versus the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) charge to cost of goods sold was recorded in the first quarter of 1999 to complete the exit plan. The charge included $2 million to write down the assets to their fair value of approximately $4 million, $4 million of dismantling costs, and $22 million of estimated costs for which Solutia is contractually obligated under an operating agreement. The contractually obligated costs represent an estimate of the direct manufacturing, overhead, and utilities that Solutia is required to pay to a third-party operator during a 36-month termination period. During the first quarter of 2000, Solutia entered into an agreement for the dismantling of those assets by a third-party and as a result, transferred the liability for dismantling to the third-party. During the third quarter of 2000, Solutia reached an agreement with the plant operator for the final settlement of the contractually obligated costs. As a result, Solutia transferred the liability for the contractually obligated costs to accrued liabilities. For the quarter ended March 31, 1999, net sales for the ammonia business were $1 million. Operating income for the same period in 1999 was minimal.

     The following table summarizes the 1999 restructuring charge and amounts utilized to carry out those plans:


                                                     SHUTDOWN OF      ASSET         OTHER
                                                     FACILITIES    IMPAIRMENTS      COSTS         TOTAL
                                                     -----------   -----------      -----         -----
   Balance at January 1, 1999                           $--           $--          $ --          $ --
     Charges taken                                        4             2            22            28
     Amounts utilized                                    --            (2)           (6)           (8)
                                                        ---           ---          ----          ----
   Balance at December 31, 1999                           4            --            16            20
     Amounts utilized                                    (4)           --            (3)           (7)
                                                        ---           ---          ----          ----
   Balance at March 31, 2000                             --            --            13            13
     Amounts utilized                                    --            --            (1)           (1)
                                                        ---           ---          ----          ----
   Balance at June 30, 2000                              --            --            12            12
     Amounts utilized                                    --            --           (12)          (12)
                                                        ---           ---          ----          ----
   BALANCE AT SEPTEMBER 30, 2000                        $--           $--          $ --          $ --
                                                        ===           ===          ====          ====

4.  INVESTMENT IN AFFILIATES

     In April 2000, Astaris LLC, a joint venture between Solutia and FMC Corporation, started operations to manufacture and market phosphorus chemicals. Solutia contributed its Phosphorus Derivatives business to the joint venture in exchange for a 50 percent ownership share. Net assets contributed to the venture totaled approximately $87 million. Solutia accounts for the joint venture using the equity method of accounting. During the third quarter of 2000, Solutia received $85 million from Astaris representating a tax-free distribution and repayment of working capital loans.

5.  ASSET IMPAIRMENT

     During the second quarter of 2000, Solutia recorded a $6 million
($4 million aftertax) impairment charge to administrative expenses for the write down of capitalized software costs related to the formation of the Astaris joint venture. The software had previously been fully dedicated to Solutia's Phosphorus Derivatives business. Impairment was indicated by a significant change in the extent and manner in which Astaris was expected to utilize the asset under a transition services agreement. As a result, Solutia performed a review under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," from which it determined that the asset was impaired. The carrying value of the asset was written down to its estimated fair value, as determined by discounting expected future cash flows, using an appropriate discount rate.

6.  INVENTORY VALUATION

     The components of inventories as of September 30, 2000, and December 31, 1999, were as follows:


                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           2000                  1999
                                                                       -------------         ------------
   Finished goods................................................          $244                  $260
   Goods in process..............................................           108                   121
   Raw materials and supplies....................................           111                   109
                                                                           ----                  ----
   Inventories, at FIFO cost.....................................           463                   490
   Excess of FIFO over LIFO cost.................................          (100)                 (119)
                                                                           ----                  ----
   TOTAL.........................................................          $363                  $371
                                                                           ====                  ====

7.  CONTINGENCIES

     The former Monsanto Company (now Pharmacia Corporation) is a party to a number of lawsuits and claims relating to Solutia, for which Solutia assumed responsibility in the spinoff. In addition, Solutia is a named party to a number of lawsuits and claims. Solutia intends to defend all suits and claims vigorously. Such matters arise out of the normal course of business and relate to product liability; government regulation, including environmental issues; employee relations; and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation will not have a material adverse effect on Solutia's consolidated financial position, profitability or liquidity in any one year.

8.  INCOME TAXES

     In July 2000, the German Bundestag approved the Tax Reduction Act. Among other items, the Tax Reduction Act reduced the corporate tax rate beginning in January 1, 2001. In accordance with SFAS No. 109, "Accounting for Income Taxes," Solutia recognized income of $7 million to Income Taxes to record the net effect of the change on deferred income tax assets and liabilities.

9.  SUBSEQUENT EVENT

     On October 12, 2000, the printing ink resins unit and a small phenolics production unit at Wiesbaden, Germany were severely damaged by an explosion and fire. No fatalities, serious injuries, or environmental damage resulted from the incident. Solutia is investigating the cause of the accident and evaluating the extent of damages. The majority of the losses are expected to be covered by insurance. However, possible losses not recoverable from insurance could result in Solutia recognizing expenses related to this incident of approximately
$10 million during the fourth quarter of 2000. Additionally, Solutia may ultimately recognize a gain related to this event as a result of future insurance settlements. The results of operations from the production unit at Wiesbaden, Germany were not material to Solutia's consolidated results of operations for the three-month and nine-month periods ended September 30, 2000.

10. SEGMENT DATA

     Segment data for the three months and the nine months ended September 30, 2000, and 1999, were as follows:


                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------------------------
                                                                     2000                                  1999
                                                       --------------------------------      --------------------------------
                                                                    INTER-                                INTER-
                                                                    SEGMENT                               SEGMENT
                                                       NET SALES     SALES       PROFIT      NET SALES     SALES       PROFIT
                                                       ---------    -------      ------      ---------    -------      ------
SEGMENT:
   Performance Films.................................    $174        $ --         $ 44         $190        $ --         $ 50
   Specialty Products................................     199          --           46          158           1           42
   Integrated Nylon..................................     396          --           31          384          --           67
                                                         ----        ----         ----         ----        ----         ----
SEGMENT TOTALS.......................................     769          --          121          732           1          159

RECONCILIATION TO CONSOLIDATED TOTALS:
   Sales eliminations................................      --          --                        (1)         (1)
   Other revenues....................................       5                                    --
   Less unallocated service costs:
     Cost of goods sold..............................                              (17)                                  (12)
     Marketing, administrative and technological
       expenses......................................                              (60)                                  (52)
   Amortization expense..............................                               (9)                                   (1)
   Equity earnings (loss) from affiliates............                               13                                     5
   Interest expense..................................                              (22)                                  (11)
   Gain on sale of polymer modifiers business........                               73                                    --
   Other income (expense)--net.......................                                4                                     1

CONSOLIDATED TOTALS:
                                                         ----        ----                      ----        ----
   NET SALES.........................................    $774        $ --                      $731        $ --
                                                         ====        ====         ----         ====        ====         ----
   INCOME BEFORE INCOME TAXES........................                             $103                                  $ 89
                                                                                  ====                                  ====

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------------------------------------------------
                                                                       2000                                 1999
                                                       --------------------------------       --------------------------------
                                                                      INTER-                               INTER-
                                                                      SEGMENT                              SEGMENT
                                                       NET SALES       SALES     PROFIT       NET SALES     SALES       PROFIT
                                                       ---------      -------    ------       ---------    -------      ------
SEGMENT:
   Performance Films............................        $  579         $ --      $ 151         $  513       $ --        $ 144
   Specialty Products...........................           683           --        152            459          1          120
   Integrated Nylon.............................         1,188            1        131          1,126          3          226
                                                        ------         ----      -----         ------       ----        -----
SEGMENT TOTALS..................................         2,450            1        434          2,098          4          490

RECONCILIATION TO CONSOLIDATED TOTALS:
   Sales eliminations...........................            (1)          (1)                       (4)        (4)
   Other revenues...............................             5                                     --
   Less unallocated service costs:
     Cost of goods sold <F1>, <F5>..............                                   (55)                                  (105)
     Marketing, administrative and technological
       expenses <F2>                                                              (204)                                  (161)
   Amortization expense.........................                                   (24)                                    (2)
   Equity earnings from affiliates <F3>.........                                    21                                     26
   Interest expense.............................                                   (63)                                   (30)
   Gain on sale of polymer modifiers business...                                    73                                     --
   Other income (expense)--net <F4>.............                                    --                                     10


CONSOLIDATED TOTALS:
                                                        ------         ----                    ------       ----
   NET SALES....................................        $2,454         $ --                    $2,094       $ --
                                                        ======         ====      -----         ======       ====        -----
   INCOME BEFORE INCOME TAXES...................                                 $ 182                                  $ 228
                                                                                 =====                                  =====

                                    8






     Segment profit includes only operating expenses directly attributable to the segment. Unallocated service costs are managed centrally and primarily include costs of administrative, technology, and engineering and manufacturing services that are provided to the segments.

<F1> For the nine months ended September 30, 2000, unallocated cost of goods sold includes restructuring charges related to exiting operations at the Port Plastics site in Addyston, Ohio ($8 million pretax, $5 million aftertax). See Note 3.

<F2> For the nine months ended September 30, 2000, unallocated marketing, administrative, and technological expenses includes a charge associated with the impairment of certain capitalized software costs ($6 million pretax, $4 million aftertax). See Note 5.

<F3> For the nine months ended September 30, 2000, equity earnings from affiliates includes Solutia's portion of charges recorded by its Flexsys and Astaris joint ventures ($15 million aftertax).

<F4> For the nine months ended September 30, 2000, other income (expense)--
     net includes charges related to the write down of two Asian investments based upon indicators that the loss in their values was other than temporary ($19 million pretax, $11 million aftertax), period costs related to the formation and startup of the Astaris joint venture ($8 million pretax, $5 million aftertax), and a gain on the sale of a minority interest in P4 Production L.L.C., a phosphorus manufacturing venture ($15 million pretax, $9 million aftertax).

<F5> For the nine months ended September 30, 1999, unallocated cost of goods sold includes special charges related to exiting Integrated Nylon's ammonia business ($28 million pretax, $18 million aftertax), the write down of an Integrated Nylon segment bulk continuous filament spinning machine ($6 million pretax, $4 million aftertax), and the anticipated settlement of certain pending property claims litigation related to the Anniston, Alabama plant site ($29 million pretax, $18 million aftertax).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding the expected future financial position, results of operations, profitability, cash flows, liquidity, and effect of changes in accounting due to recently issued accounting standards. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business and market conditions, customer acceptance of new products, raw material and energy pricing, currency fluctuations, and increased competitive and/or customer pressure.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales for the third quarter of 2000 increased by 6 percent as compared with the third quarter of 1999. Excluding the acquisitions of Vianova Resins Group in December 1999, CarboGen Holdings AG in February 2000, and AMCIS AG in March 2000, the contribution of the Phosphorus Derivatives business to the Astaris joint venture in April 2000, and the Polymer Modifiers business that was sold in August 2000, net sales for the third quarter 2000 were up 2 percent from the comparable period in 1999. Sales increases reflect higher average selling prices, partially offset by unfavorable currency exchange rate fluctuations and lower volumes.

  Performance Films

     Net sales for the third quarter of 2000 in the Performance Films segment decreased by 8 percent over the same period of the prior year because of the sale of the Polymer Modifiers business. Excluding the Polymer Modifiers business, net sales were essentially flat with the third quarter of 1999. Higher sales volumes in the CPFilms and the Saflex(R) plastic interlayer businesses were partially offset by decreased volumes in the adhesives business. The increase in sales of Saflex(R) plastic interlayer products was driven primarily by increased demand by European and U.S. automotive glass manufacturers. CPFilms experienced quarter-over-quarter sales increases in indium tinoxide films, which is used to make electroluminescent displays, touch screens, and other types of electronic devices, and increases in domestic sales of window films. Also, to a lesser extent, businesses in this segment achieved higher average selling prices than those of the year-ago quarter. Increases in sales volumes and average selling prices were offset by unfavorable currency exchange rate fluctuations in the Saflex(R) plastic interlayer business due to the devaluation of the euro in relation to the U.S. dollar.

     Performance Films segment profit for the three-month period ended September 30, 2000, decreased 12 percent over the three-month period ended September 30, 1999, because of lower net sales in the segment due to the sale of the Polymer Modifiers business and, to a lesser extent, increased raw material costs in the Saflex(R) plastic interlayer business.

  Specialty Products

     Net sales in the Specialty Products segment for the third quarter of 2000 increased 26 percent over the comparable quarter of 1999 because of the acquisitions of Vianova, CarboGen, and AMCIS. Excluding the acquisitions and sales for the Phosphorus Derivatives business, which was contributed to the Astaris joint venture in April 2000, net sales declined by 7 percent. The decrease primarily resulted from lower sales volumes of Resimene(R) crosslinkers and Modaflow(R) flow and leveling agents and, to a lesser extent, loss of sales from the Scriptsets line of business, which was sold in August 1999. In addition, unfavorable currency exchange movements due to the devaluation of the euro in relation to the U.S. dollar negatively affected net sales.

     Segment profit for the quarter ended September 30, 2000, increased
10 percent over the year-ago quarter primarily because of higher net sales in the segment, partially offset by unfavorable sales mix in the Resins and Additives business.

  Integrated Nylon

     The Integrated Nylon segment's net sales for the three-month period ended September 30, 2000, increased 3 percent from the third quarter of 1999. The increase was attributable to the effect of higher average selling prices in each of the segment's businesses, partially offset by volume declines in the carpet fiber and nylon plastics and polymer businesses. The majority of the increase in average selling prices occurred in the intermediates, Acrilan(R) acrylic fiber and carpet fiber businesses. Intermediates' price increases primarily resulted from formula pricing that passed increased raw material costs on to customers. Acrilan(R) acrylic fiber products experienced higher average selling prices in the export markets because of the economic recovery in the Asia Pacific region. Considerable pricing actions have been taken in the carpet business this quarter in response to rapidly increasing raw material costs. Carpet fibers sales volumes decreased as carpet mills were managing inventory levels in response to lower retail demand. Decreased sales volumes in the nylon plastics and polymer business resulted from lower shipments of Vydyne(R) nylon molding resins to the Dow Chemical alliance and lower demand for textile polymers because of financial difficulties with a Taiwanese textile polymer customer.

     Segment profit for Integrated Nylon for the third quarter of 2000 was down 54 percent as compared to the third quarter of 1999. The decline resulted almost exclusively from higher raw material costs due to the dramatic increase in petrochemical and natural gas costs over the last several quarters. The costs of propylene and cyclohexane, two major feedstocks used by the segment, have increased approximately 70 percent and 50 percent, respectively, compared to the third quarter of 1999. The petrochemical and natural gas markets remain extremely volatile and upward pricing pressures continue because of low worldwide inventory levels and fears of supply disruptions. Elevated petrochemical and natural gas costs, as well as lower Integrated Nylon volumes, will continue to adversely affect profitability for the remainder of the year.

  Operating Income

     Operating income for the third quarter of 2000 declined to $35 million as compared to $94 million for the third quarter of 1999 because of lower segment profit discussed above. Additionally, overall lower segment profit was negatively impacted by higher marketing, administrative, technological, and amortization expenses. Higher marketing, administrative, technological, and amortization expenses were associated with the consolidation and integration of newly acquired companies and other growth programs.

  Equity Earnings from Affiliates

     The equity earnings from affiliates were $13 million in the third quarter of 2000 compared to $5 million of earnings in the comparable 1999 quarter. The increase was primarily due to the formation and startup of the Astaris joint venture in April 2000.

  Sale of Polymer Modifiers Business

     In August 2000, Solutia completed the sale of its Polymer Modifiers business and related manufacturing facilities to Ferro Corporation for approximately $130 million. As a result of this transaction, Solutia recognized a $73 million pretax gain ($46 million aftertax). Solutia's results of operations for the three months ended September 30, 2000, included net sales of approximately $19 million and operating income of approximately $3 million, from the Polymer Modifiers business.

  Income Taxes

     In July 2000, the German Bundestag approved the Tax Reduction Act. Among other items, the Tax Reduction Act reduced the corporate tax rate beginning in January 1, 2001. In accordance with SFAS No. 109, "Accounting for Income Taxes," Solutia recognized income of $7 million to Income Taxes to record the net effect of the change on deferred income tax assets and liabilities. Other items reducing Solutia's overall effective tax rate include effective tax planning strategies and a greater percentage of after-tax equity earnings from affiliates in pretax income.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales for the nine-month period ended September 30, 2000, increased by 17 percent as compared with the nine-month period ended September 30, 1999. Excluding the acquisitions of CPFilms Inc., Vianova Resins Group, CarboGen Holdings AG, and AMCIS AG, the contribution of the Phosphorus Derivatives business to the Astaris joint venture, and the Polymer Modifiers business which was sold in August 2000, net sales for the first nine months of 2000 were up
4 percent from the comparable period in 1999. Sales increases reflect higher average selling prices and volumes, partially offset by unfavorable currency exchange rate fluctuations.

  Performance Films

     Performance Film's net sales for the first nine months of 2000 increased
13 percent in comparison to the first nine months of 1999 as a result of the acquisition of CPFilms and higher volumes in the Saflex(R) plastic interlayer business, partially offset by the loss of sales from the Polymer Modifiers business. Excluding CPFilms and the Polymer Modifiers businesses, net sales increased approximately 3 percent. The increase in the Saflex(R) plastic interlayer business was driven primarily from increased demand by European and U.S. automotive glass manufacturers. Also, to a lesser extent, businesses in this segment achieved higher average selling prices than those of the year-ago period. Partially offsetting the increases in sales volumes and average selling prices were unfavorable currency exchange rate fluctuations in Saflex(R) plastic interlayer business due to the devaluation of the euro in relation to the U.S. dollar.

     Performance Film's segment profit for the nine months ended September 30, 2000, increased 5 percent from the comparable year-ago period due to higher net sales, partially offset by increased raw material costs in the Saflex(R) plastic interlayer business.

  Specialty Products

     Net sales in the Specialty Products segment increased 49 percent for the nine months ended September 30, 2000, over the comparable period of the prior year because of the acquisitions of Vianova, CarboGen, and AMCIS, partially offset by the contribution of the Phosphorus Derivatives business to the Astaris joint venture. Excluding the effects of the acquisitions and the Phosphorus Derivatives business, net sales declined by 6 percent. Net sales decreased primarily due to the loss of sales from the Scriptsets line of business, which was sold in August 1999, and unfavorable currency exchange movements due to the devaluation of the euro in relation to the U.S. dollar.

     Segment profit for the nine-month period ended September 30, 2000, increased 27 percent as compared to the nine-month period ended September 30, 1999. The profit increase was due to higher net sales from the acquired companies, partially offset by unfavorable manufacturing variances for specialty chemicals products.

  Integrated Nylon

     The Integrated Nylon segment's net sales for the nine months ended September 30, 2000, increased 6 percent as compared with the nine months ended September 30, 1999. The increase was attributable to the effects of higher average selling prices in most of the segment's businesses, partially offset by lower sales volumes in the nylon plastic and polymers business. The majority of the segment's price increases were in the carpet fiber and intermediates businesses, and to a lesser extent, the Acrilan(R) acrylic fiber business. Considerable pricing actions have been taken in the carpet business this year in response to rapidly increasing raw material costs. Price increases in the intermediates business were primarily attributable to contract business with formula pricing tied to raw material costs. Lower sales volumes for the nylon plastic and polymers business were primarily the result of lower shipments of Vydyne(R) nylon molding resins to the Dow Chemical alliance and lower demand for textile polymers because of financial difficulties with a Taiwanese textile polymer customer.

     Integrated Nylon's segment profit for the nine-month period ended September 30, 2000, decreased 42 percent from the nine-month period ended September 30, 1999. The decline resulted almost exclusively from higher raw material costs due to the sharp increase in petrochemical and natural gas costs over the last three quarters. The costs of propylene and cyclohexane, two major feedstocks used by the segment, were up over

90 percent and 40 percent, respectively, versus the comparable prior-year period. The petrochemical and natural gas markets remain extremely volatile and upward pricing pressures continue because of low worldwide inventory levels and fears of supply disruptions. Elevated petrochemical and natural gas costs, as well as lower Integrated Nylon volumes, will continue to adversely affect profitability for the remainder of the year.

  Operating Income

     Operating income for the first nine months of 2000 declined by 32 percent as compared to the first nine months of 1999 due to lower segment profit discussed above and special charges affecting the 2000 and 1999 periods. These charges are discussed below. Excluding the impact of special charges, overall lower segment profit was negatively impacted by higher marketing, administrative, technological, and amortization expenses. Higher spending in these areas was associated with the consolidation and integration of newly acquired companies and other growth programs.

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

     In February 1999, Integrated Nylon's ammonia unit experienced the failure of certain equipment critical to the production process. Based on an analysis of the economics of purchased ammonia and the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) special operations charge to cost of goods sold was recorded in the first quarter of 1999 to complete the exit plan. The charge included $2 million to write down the assets to fair value, $4 million of dismantling costs, and $22 million of costs for which Solutia is contractually obligated under an operating agreement. During the first quarter of 2000, Solutia entered into an agreement for the dismantling of those assets by a third-party and as a result, transferred the liability for dismantling to the third-party. During the third quarter of 2000, Solutia reached an agreement with the plant operator for the final settlement of the contractually obligated costs. As a result, Solutia transferred the liability for the contractually obligated costs to accrued liabilities. For the three months ended March 31, 1999, net sales for the ammonia business were $1 million. Net income for that period was minimal. See
Note 3 for additional information.

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

     Also during the first quarter of 1999, Solutia recorded a $29 million
($18 million aftertax) charge to cost of goods sold related to the anticipated settlement of two lawsuits brought against the former Monsanto Company relating to the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site. The anticipated settlement of these cases provided information that allowed management to estimate more accurately Solutia's position with respect to such litigation.

  Equity Earnings from Affiliates

     Equity earnings from affiliates decreased to $21 million in the first nine months of 2000 from $26 million in the comparable period of 1999. The decrease was due to special charges recorded by the Flexsys and Astaris joint ventures during the second quarter of 2000. The Flexsys joint venture recorded charges associated with the closure and impairment of certain manufacturing operations in the United Kingdom. Solutia's share of these charges was $13 million
($13 million aftertax). In addition, the Astaris joint venture recorded charges related to the closure of certain of its production facilities. Solutia's share of these charges was approximately $2 million ($2 million aftertax). Excluding these special charges, equity earnings from affiliates increased primarily because of the formation and startup of the Astaris joint venture in April 2000, and to a lesser extent, improved sales volumes at the Flexsys joint venture. Sale of Polymer Modifiers Business

     In August 2000, Solutia completed the sale of its Polymer Modifiers business and related manufacturing facilities to Ferro Corporation for approximately $130 million. As a result of this transaction, Solutia recognized a $73 million pretax gain ($46 million aftertax). Solutia's results of operations for the nine months ended September 30, 2000, included net sales of approximately $93 million and operating income of approximately $16 million, from the Polymer Modifiers business.

  Other Income (Expense)--Net

     Other income (expense) for the nine months ended September 30, 2000, was $10 million lower than other income for the same period in 1999. This decline was attributed to a significant increase in expense that was principally associated with a charge of $14 million ($8 million aftertax) for the write down of certain equity-method investments in Asia based upon indicators that the loss in their values was other than temporary, charges of $5 million ($3 million aftertax) to accrue for debt payments under certain loan guarantees associated with one of the Asian equity investments, and charges of $8 million ($5 million aftertax), associated with the startup and formation of the Astaris joint venture incurred during the second quarter of 2000. Partially offsetting the special charges was a $15 million gain ($9 million aftertax) resulting from the sale of substantially all of Solutia's 40 percent interest in P4 Production L.L.C., a phosphorus manufacturing venture.

  Income Taxes

     In July 2000, the German Bundestag approved the Tax Reduction Act. Among other items, the Tax Reduction Act reduced the corporate tax rate beginning in January 1, 2001. In accordance with SFAS No. 109, "Accounting for Income Taxes," Solutia recognized income of $7 million to Income Taxes to record the net effect of the change on deferred income tax assets and liabilities. Other items reducing Solutia's overall effective tax rate include effective tax planning strategies and a greater percentage of after-tax equity earnings from affiliates in pretax income.

  Summary of Special Charges and Other Events Affecting Comparability

     Special charges recorded in the nine-month periods ended September 30, 2000 and 1999, and other events affecting comparability have been summarized in the table below (dollars in millions).


                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------
                                                              2000                 1999
                                                          -----------           -----------
Cost of goods sold..............................          $  8   <Fa>           $ 63   <Fh>
Marketing, administrative and technological
  expenses......................................             6   <Fb>             --
                                                          ----                  ----
OPERATING INCOME................................           (14)                  (63)
                                                          ----                  ----

                                                            (2)  <Fb>             --
Equity earnings from affiliates.................           (13)  <Fc>

Gain on sale of Polymer Modifiers business......            73   <Fd>             --

Other income (expense)..........................            (8)  <Fb>             --
                                                            15   <Fe>
                                                           (14)  <Ff>
                                                            (5)  <Ff>
                                                          ----                  ----
INCOME BEFORE TAXES.............................            32                   (63)
Income taxes (benefit)..........................            10   <Fg>            (23)
                                                          ----                  ----
NET INCOME (LOSS)...............................          $ 22                  $(40)
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

<Fd> Solutia recorded a gain on the sale of its Polymer Modifiers business and related manufacturing facilities ($73 million pretax, $46 million aftertax).

<Fe> Solutia recognized a gain on the sale of a minority interest in P4
     Production L.L.C., a phosphorus manufacturing venture ($15 million pretax, $9 million aftertax).

<Ff> Solutia recorded charges to write-down certain investments in Asia based upon indicators that the loss in their values was other than temporary ($14 million pretax, $8 million aftertax), and to accrue for payment of debt obligations associated with one of the investments
     ($5 million pretax, $3 million aftertax).

<Fg> Amount represents the tax effect of the special charges and other events affecting comparability. Included in this line is the impact of a $7 million reduction in income tax expense for changes in the German tax rates.

<Fh> Solutia recorded special charges related to exiting the Integrated
     Nylon's ammonia business, the write-down of an Integrated Nylon segment bulk continuous filament spinning machine, and the anticipated settlement of certain pending property claims litigation related to the Anniston, Alabama plant site ($63 million pretax, $40 million aftertax).

LIQUIDITY AND CAPITAL RESOURCES

     Solutia's working capital at September 30, 2000, decreased to negative $342 million from negative $213 million at December 31, 1999. Working capital is negative primarily due to increases in short-term debt, which was used to finance recent acquisitions, treasury stock repurchases, and capital expenditures. The recent acquisitions include the February 2000 acquisition of CarboGen and the March 2000 purchase of AMCIS. At September 30, 2000, Solutia had short-term debt of $522 million.

     During February 2000, Solutia completed the issuance of EUR 200 million ($196 million) of notes, due February 2005. Proceeds from the notes were used primarily to refinance outstanding commercial paper, and also for general corporate purposes.

     Solutia continued to reinvest in itself through share repurchases. Shares repurchased during 2000 totaled 7.0 million shares at a cost of $98 million. On April 26, 2000, the Board of Directors authorized the repurchase of up to 15 million additional shares of Solutia common stock. The unused portion of this authorization gives Solutia the authority to repurchase 12.8 million shares of its common stock.

     During the third quarter of 2000, Solutia received approximately
$119 million of proceeds associated with the sale of its Polymer Modifiers business and related manufacturing facilities. Solutia also received
$85 million from its 50 percent-owned joint venture Astaris during the third quarter of 2000, representing a tax-free distribution and repayment of working capital loans. Additionally, during the third quarter of 2000, Solutia paid approximately $23 million for the settlement of a class action suit on behalf of all property owners in a specified area along waterways near Solutia's Anniston, Alabama plant, which was expensed during the first quarter of 1999.

     Solutia believes that its cash flow from operations and available borrowing capacity provide sufficient resources to finance its operations and planned capital needs for the next 12 months. Solutia has an $800 million, five-year revolving credit facility and a $300 million, 364-day multi-currency revolving credit agreement in place.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS
No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the Statement of Consolidated Financial Position at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges are to be recognized in the Statement of Consolidated Income. During June of 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS No. 133 by one year. The standard will now be effective for Solutia beginning January 1, 2001. During June of 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of
FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Solutia does not expect the adoption of SFAS No. 133 as amended by SFAS No. 138, to have a material effect on its consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." Companies must adopt the new guidance no later than the fourth quarter of fiscal year 2000. Solutia does not expect the adoption of SAB 101 to have a material effect on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

     There have been no material changes in market risk exposures during the first nine months of 2000 that affect the disclosures presented in Item 7A of Solutia's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Solutia's Annual Report on Form 10-K for the year ended December 31, 1999, described a number of cases brought in Harris County (Texas) District Court on behalf of individuals who owned homes or lived in subdivisions near the Brio site, attended school near the site or used nearby recreational baseball fields. On October 10, 2000, Solutia reached a tentative agreement to settle one action brought on behalf of 74 plaintiffs for $625,000. Court approval of the settlement is required for those plaintiffs who are minors.

     On September 20, 2000, and October 3, 2000, Solutia was served with a total of three complaints naming Solutia and the former Monsanto Company (now Pharmacia Corporation) as defendants in actions filed in Circuit Court for Calhoun County, Alabama on behalf of 5 plaintiffs who allegedly own properties near the Anniston plant. Plaintiffs claim to have suffered unspecified personal injuries and damage to their properties as a result of the alleged release of PCBs and other harmful chemicals from the plant. Plaintiffs seek compensatory and punitive damages in unspecified amounts. Solutia is vigorously defending these actions, and believes that it has meritorious defenses, including lack of any physical injury or property damage to plaintiffs, lack of any imminent or substantial endangerment to health or the environment and lack of any negligence or improper conduct on the part of Solutia or the former Monsanto Company.

     Solutia's Annual Report on Form 10-K for the year ended December 31, 1999, described the Pennsylvania Department of General Services et al. v. United States Mineral Products Company case, pending in Commonwealth Court in Philadelphia, Pennsylvania. On August 23, 2000, the jury in that matter returned a verdict of $90,000,000 against Solutia. Following Pennsylvania law, the trial court reduced the verdict by 50% to reflect the settlement reached between the Commonwealth and the manufacturer of the ductwork which contained PCBs. The Commonwealth is entitled to prejudgment interest, the amount of which has not yet been determined. Solutia intends to vigorously pursue its post-trial and appellate remedies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits--See the Exhibit Index at page 19 of this report.

(b) Solutia did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SOLUTIA INC.
                                   ------------------------------------------
                                                 (Registrant)



                                            /s/ JAMES M. SULLIVAN
                                   -------------------------------------------
                                         (Vice President and Controller)
                                       (On behalf of the Registrant and as
                                          Principal Accounting Officer)



Date:  October 27, 2000

                                  EXHIBIT INDEX

     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

   2       Omitted - Inapplicable

   3       Omitted - Inapplicable

   4       Omitted - Inapplicable

  10       Omitted - Inapplicable

  11 Omitted - Inapplicable, see "Statement of Consolidated Income" on page 1

  15       Omitted - Inapplicable

  18       Omitted - Inapplicable

  19       Omitted - Inapplicable

  22       Omitted - Inapplicable

  23       Omitted - Inapplicable

  24       Omitted - Inapplicable

  27       Financial Data Schedule

  99       Computation of Ratio of Earnings to Fixed Charges