Form 10-K405
period 2000-12-31
SOLUTIA INC
filed 2001-03-08
CIK 1043382

==========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K

(MARK ONE)

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                          -----------------
                                  OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING
COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT:
APPROXIMATELY $1.36 BILLION AS OF THE CLOSE OF BUSINESS ON FEBRUARY
26, 2001.

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE
DATE: 103,419,837 SHARES OF COMMON STOCK, $.01 PAR VALUE,
OUTSTANDING AS OF THE CLOSE OF BUSINESS ON FEBRUARY 26, 2001.

                DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF SOLUTIA INC.'S NOTICE OF ANNUAL MEETING OF
STOCKHOLDERS AND PROXY STATEMENT DATED MARCH 15, 2001 (PART III OF
FORM 10-K).

==========================================================================

        CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

  We make statements in this Annual Report on Form 10-K that are considered forward-looking statements under the federal securities laws. We consider all statements about the following to be forward-looking statements:

  * our expected future financial position, liquidity, results of operations and cash flows;

  * dividends;

  * financing plans;

  * business strategy;

  * budgets;

  * projected cost reductions;

  * plans and objectives of management for future operations;

  * competitive position;

  * growth opportunities for existing products;

  * price increases;

  * benefits from new technology; and

  * share repurchases.

  These statements are not guarantees of our future performance. They represent our estimates and assumptions only on the date we made them. There are risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we may project. These risks, uncertainties and factors include:

  * customer acceptance of new products;

  * efficacy of new technology and facilities;

  * general economic, business and market conditions that affect us because some of our customers are in cyclical businesses;

  * changes in U.S. and foreign laws and regulations;

  * exposure to product liability and other litigation and cost of environmental remediation;

  * shortages or pricing of raw materials and energy;

  * currency fluctuations;

  * ability to acquire and integrate new businesses;

  * lower prices for our products or a decline in our market share due to competition or price pressure by customers; and

  * ability to implement cost reduction initiatives in a timely manner.

                               PART I


ITEM 1. BUSINESS.

  Solutia Inc. and its subsidiaries produce and market a variety of high performance chemical-based materials. Solutia's strategic focus is built on key strengths, including:

  * Complex manufacturing capabilities;

  * Process engineering expertise;

  * Technical service;

  * Customer problem solving;

  * Polymer chemistry; and

  * Fiber technology.

  We use these world-class skills to create solutions and products for customers in the consumer, household, automotive, industrial products and pharmaceutical industries. Solutia's products and services include:

  * SAFLEX(R) plastic interlayer, used to make laminated glass for automotive and architectural applications; LLUMAR(R) and VISTA(R) window films; and industrial films;

  * RESYDROL(R) waterborne resins, ALFTALAT(R) and SYNTHACRYL(R) powder resins, RESIMENE(R) amino crosslinkers and MODAFLOW(R) flow and leveling agents, used to produce high-performance coatings for various products such as automobiles, bicycles, bridges and compact discs;

  * Process research and development and small scale-up manufacturing in support of new chemical entity development in the pharmaceutical industry; and

  * VYDYNE(R) and ASCEND(R) nylon polymers; chemical intermediates; and nylon fibers such as WEAR-DATED(R) and ULTRON VIP(R).

  Solutia was incorporated in Delaware in April 1997 as a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation). By September 1, 1997, most of Monsanto's chemical businesses were transferred to Solutia. On that date, Monsanto distributed all of the outstanding shares of Solutia common stock as a dividend to Monsanto's stockholders, and Solutia became an independent publicly-held company. This event is referred to in this document as the "spinoff."

RECENT DEVELOPMENTS

  During 2000, Solutia refined its portfolio strategy to:

  * Expand and grow its Performance Films segment;

  * Aggressively grow select Specialty Products businesses; and

  * Maximize the value of its Integrated Nylon segment.

  During the first quarter of 2000, Solutia completed the acquisition of two companies that provide custom process and technology services to the global pharmaceutical industry. The first was CarboGen Holdings AG on February 10, 2000. CarboGen is a leading process research and development firm. The second was AMCIS AG on March 24, 2000. AMCIS develops production processes and manufactures active ingredients for clinical trials and small-volume commercial drugs. The combined purchase price for these acquisitions was approximately $118 million.

  In April 2000, Astaris LLC, a joint venture between Solutia and FMC Corporation, officially started operations to manufacture and market phosphorus chemicals. Solutia contributed its Phosphorus Derivatives business to the joint venture in exchange for a 50 percent ownership share. Net assets contributed to the venture totaled approximately $87 million. See "Principal Equity Affiliates" on page 6 below.

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

  In December 2000, Solutia's Board of Directors approved cost reduction initiatives that are expected to achieve $100 million in annual savings. These cost savings will result from a smaller senior management team, efficiencies realized from the implementation of enterprise-wide systems in support of improved work design processes, work force reductions and the streamlining of operations primarily within the Integrated Nylon segment. Approximately
50 percent of these savings are expected to be achieved in 2001, with the full amount achieved in fiscal year 2002.

SEGMENTS; PRINCIPAL PRODUCTS

  For 2000, Solutia reported its business under three segments:

  * Performance Films;

  * Specialty Products; and

  * Integrated Nylon.

  The tabular and narrative information contained in Note 16 of "Notes to Consolidated Financial Statements" appearing on pages 49 through 51 is incorporated by reference into this section.

PERFORMANCE FILMS SEGMENT

                                          Major End-Use
Major End-Use                             Products &                                 Major Raw
Markets            Major Products         Applications       Major Competitors       Materials            Major Plants
--------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND   Polyvinyl butyral      Products to        DuPont; HT Troplast     Butyraldehyde;       Ghent, Belgium;
HOME FURNISHINGS   for KEEPSAFE(R),       increase the                               ethanol; polyvinyl   Springfield, MA;
                   SAFLEX INSIDE(R)       safety, security,                          alcohol; vinyl       Trenton, MI;
                   (used in Europe),      sound                                      acetate monomer;     Martinsville, VA
                   and KEEPSAFE           attenuation,                               polyester film
                   MAXIMUM(R) laminated   energy efficiency
                   window glass;          and ultraviolet
                   LLUMAR(R) and          protection of      Materials Science
                   VISTA(R)               architectural      Corp. (MSC);
                   professional window    glass for          Lintec; 3M
                   films and GILA(R)      residential and
                   retail window films    commercial
                                          structures;
                                          after-market
                                          films for solar
                                          control, security
                                          and safety
-------------------------------------------------------------------------------------------------------------------------------
VEHICLES           SAFLEX(R) plastic      Products to        DuPont; Sekisui         Butyraldehyde;       Ghent, Belgium;
                   interlayer for         increase the                               ethanol; polyvinyl   Springfield, MA;
                   windshields and for    safety, security,                          alcohol; vinyl       Trenton, MI;
                   side and rear          sound attenuation                          acetate monomer;     Martinsville, VA
                   windows of vehicles;   and ultraviolet                            polyester film
                   LLUMAR(R),             protection of      MSC; Lintec; Madico
                   FORMULAONE             automotive glass
                   PERFORMANCE
                   AUTOMOTIVE FILMS(R)
                   and GILA(R) retail
                   window films
-------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL         GELVA(R) pressure      Packaging;         DuPont; Akzo Nobel;     Ethanol;             Ghent, Belgium;
APPLICATIONS       sensitive adhesives;   medical devices;   Bayer; Lintec; MSC;     formaldehyde;        Springfield, MA;
                   industrial films;      tapes and graphic  3M; Southwall;          maleic anhydride;    Trenton, MI;
                   release liners and     arts               Rexam; IST;             melamine; polyester  Martinsville, VA
                   deep-dyed films                           National Starch         film; butanol;
                                                                                     chlorine
-------------------------------------------------------------------------------------------------------------------------------
ELECTRONICS        Performance films;     Computer touch-    3M; Lintec; MSC;        Ethanol;             Martinsville, VA;
                   conductive and anti-   screens;           Southwall; Sheldahl     formaldehyde;        Canoga Park, CA
                   reflective coated      electroluminescent                         maleic anhydride;
                   films                  displays and                               melamine; polyester
                                          watches; cathode                           film
                                          ray tube monitors
-------------------------------------------------------------------------------------------------------------------------------

SPECIALTY PRODUCTS SEGMENT

                                          Major End-Use
Major End-Use                             Products &                                 Major Raw
Markets            Major Products         Applications       Major Competitors       Materials            Major Plants
-------------------------------------------------------------------------------------------------------------------------------
CAPITAL            THERMINOL(R) heat      Heat transfer      Dow Chemical Co.;       Benzene; phenol;     Alvin, TX;
EQUIPMENT          transfer fluids;       fluids; water      Nippon Steel            phosphorus           Anniston, AL;
                   DEQUEST(R) water       treatment; oil     Chemical Co.;           trichloride          Newport, Wales
                   treatment chemicals    field chemicals    Rhodia; Bayer                                (U.K.)
-------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL         MODAFLOW(R) flow and   Coatings and       Cytec Industries;       Acrylate esters;     Springfield, MA;
APPLICATIONS       leveling agents;       adhesives; caulks  Neste                   butanol;             Rayong, Thailand;
                   RESIMENE(R)            and sealants;                              formaldehyde;        Frankfurt-Fechenheim,
                   crosslinkers;          paints; coated                             melamine             Germany; Romano
                   MAPRENAL(R) and        fabric; wire and                                                d'Ezzelino, Italy
                   MADURIT(R) resins      cable; liquid
                                          coating systems;
                                          fiberboard;
                                          technical
                                          laminates; paper
                                          coatings
-------------------------------------------------------------------------------------------------------------------------------
AVIATION/          SKYDROL(R) aviation    Hydraulic fluids   Exxon Mobil             Phosphorus           St. Louis, MO
TRANSPORTATION     hydraulic fluids;      for commercial                             oxychloride;
                   SKYKLEEN(R) aviation   aircraft;                                  methanol
                   solvents               environmentally
                                          friendly solvents
                                          for aviation
                                          maintenance
-------------------------------------------------------------------------------------------------------------------------------
VEHICLES           MODAFLOW(R) flow and   Coatings and       Cytec Industries;       Acrylate esters;     Springfield, MA;
                   leveling agents;       adhesives; caulks  DSM; Cray               butanol;             Frankfurt-Fechenheim,
                   RESIMENE(R)            and sealants;      Valley/Total;           formaldehyde;        Hamburg and
                   crosslinkers;          paints; coated     Eastman; UCB;           melamine; methanol;  Wiesbaden, Germany;
                   VIACRYL(TM),           fabric; wire and   Ashland                 terephthalic acid    Rayong, Thailand;
                   MACRYNAL(R),           cable;                                                          Romano d'Ezzelino,
                   VIALKYD(R),            automotive,                                                     Italy
                   DUROXYN(TM),           industrial and
                   VIAKTIN(R),            decorative
                   VIAMIN(R), and         coatings;
                   HOSTAFLEX(R) resins;   environmentally
                   RESYDROL(R)            friendly coatings
                   waterborne resins;
                   ALFTALAT(R),
                   SYNTHACRYL(R) and
                   VIAKTIN(R) solid
                   resins
-------------------------------------------------------------------------------------------------------------------------------
PHARMACEUTICALS    Process research and   New                Millennium                                   Aarau and Basel,
                   development services   pharmaceuticals    Chemical; Evotec                             Switzerland
                   and small scale-up
                   manufacturing
                   services
-------------------------------------------------------------------------------------------------------------------------------

INTEGRATED NYLON SEGMENT

                                          Major End-Use
Major End-Use                             Products &                                 Major Raw
Markets            Major Products         Applications       Major Competitors       Materials            Major Plants
-------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND   Nylon carpet staple;   WEAR-DATED(R)      DuPont; Honeywell;      Acrylonitrile;       Pensacola, FL;
HOME FURNISHINGS   nylon bulk             residential and    BASF                    ammonia;             Greenwood, SC;
                   continuous filament;   ULTRON VIP(R)                              cyclohexane;         Decatur and Foley,
                   ACRILAN(R) acrylic     commercial                                 propylene            AL
                   fiber; ASCEND(TM)      carpet; area
                   nylon polymer          rugs; bath mats;
                                          WEAR-DATED(R)
                                          upholstery
                                          fabrics;
                                          blankets;
                                          non-woven
                                          reinforcement
                                          and linings
-------------------------------------------------------------------------------------------------------------------------------
PERSONAL           ACRILAN(R) acrylic     Sweaters; knit     Sterling Chemicals;     Acrylonitrile;      Pensacola, FL;
PRODUCTS           fiber; ASCEND(TM)      apparel;           Acordis; DuPont;        ammonia;            Decatur, AL;
                   nylon polymer          half-hose; active  Radici                  cyclohexane;        Greenwood, SC
                                          wear; craft                                propylene
                                          yarns; hand-knit
                                          yarns; apparel;
                                          dental floss;
                                          intimate apparel;
                                          bedding; shoes
-------------------------------------------------------------------------------------------------------------------------------
VEHICLES           Nylon filament;        Tires; air bags;   Acordis; DuPont;        Acrylonitrile;      Pensacola, FL;
                   VYDYNE(R) nylon        brakes;            Rhodia; Asahi           ammonia;            Decatur, AL;
                   molding resins;        convertible tops;  Chemical                cyclohexane;        Greenwood, SC
                   ASCEND(TM) nylon       automotive                                 propylene
                   polymer; ACRILAN(R)    interior,
                   acrylic fiber          exterior and
                                          under-the-hood
                                          molded parts;
                                          carpet;
                                          non-woven
                                          reinforcement
                                          and linings
-------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL         ACRILAN(R) acrylic     Conveyer belts;    Acordis; DuPont;        Acrylonitrile;      Pensacola, FL;
APPLICATIONS       fiber; ASCEND(TM)      awnings and        Honeywell; BASF         ammonia;            Decatur, AL;
                   nylon polymer;         tents; nylon film                          cyclohexane;        Greenwood, SC
                   industrial nylon       cooking bags;                              propylene
                   fiber                  specialized food
                                          packaging
-------------------------------------------------------------------------------------------------------------------------------
INTERMEDIATE       Nylon salt;            Nylon and acrylic  DuPont; Rhodia;         Natural gas;        Anniston and
CHEMICALS          adipic acid;           fiber; nylon       BASF; Asahi             propylene; benzene; Decatur, AL; Alvin,
                   hexamethylenediamine;  plastics;          Chemical                chlorine;           TX; Greenwood, SC;
                   acrylonitrile;         herbicides; feed                           cyclohexane         Sauget, IL;
                   chlorobenzenes         supplements                                                    Pensacola, FL
-------------------------------------------------------------------------------------------------------------------------------

PRINCIPAL EQUITY AFFILIATES

  Solutia participates in a number of joint ventures in which it shares management control with other companies. Solutia's equity earnings from affiliates were $35 million in 2000, $36 million in 1999, and $25 million in 1998. Principal joint ventures include Flexsys, L.P., Advanced Elastomer Systems, L.P. and Astaris LLC.

  Flexsys, headquartered in Belgium, is a leading supplier of process chemicals to the rubber industry. Its product line includes a number of branded accelerators (SANTOCURE(R), THIOFIDE(R) and THIOTAX(R)), pre-vulcanization inhibitors (SANTOGARD(R)), antidegradants and antioxidants (FLECTOL(R) and SANTOWHITE(R)) and insoluble sulphur (CRYSTEX(R)). Flexsys is a 50/50 joint venture between Solutia and Akzo Nobel N.V.

  Advanced Elastomer Systems, headquartered in the United States, produces and sells thermoplastic elastomers--materials that combine the processability of thermoplastics and the functional performance of thermoset rubber products. The joint venture's product lines include SANTOPRENE(R) thermoplastic rubber and VISTAFLEX(R) thermoplastic elastomer. Advanced Elastomer Systems is a 50/50 joint venture between Solutia and Exxon Mobil Corporation.

  Astaris, headquartered in the United States, produces and sells phosphorus and phosphate salts. Its product line includes a number of branded products such as LEVN-LITE(R), PAN-O-LITE(R) and LEVERAGE(R) phosphate, which are sold into the bakery markets. The business also services the pharmaceutical, meat and poultry, and industrial marketplaces. Astaris is a 50/50 joint venture between Solutia and FMC Corporation.

SALE OF PRODUCTS

  Solutia's products are sold directly to end users in various industries, principally by Solutia's own sales force, and, to a lesser extent, by distributors. Under a marketing alliance between Solutia and Dow Plastics, a business unit of The Dow Chemical Company, Dow markets Solutia's VYDYNE(R) nylon 6,6 molding resins for injection molding applications worldwide. Solutia's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis. Inventories of finished goods, goods in process and raw materials are maintained to meet customer requirements and Solutia's scheduled production. In general, Solutia does not manufacture its products against a backlog of firm orders; production is scheduled to meet the level of incoming orders and the projections of future demand. Solutia generally is not dependent upon one or a group of customers, and it has no material contracts with the government of the United States, or any state or local, or foreign government. In general, Solutia's sales are not subject to seasonality. While no single customer or customer group accounts for 10 percent or more of Solutia's net sales, sales to the carpet mill industry and the European auto glass industry each represent a significant portion of Solutia's net sales.

COMPETITION

  Solutia encounters substantial competition in each of its product lines. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both U.S. and ex-U.S. markets. Depending on the product involved, various types of competition are encountered, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, Solutia regards its principal product groups as competitive with many other products of other producers and believes that it is an important producer of many of these product groups. For information regarding competition in specific markets, see the charts under "Segments; Principal Products" above.

RAW MATERIALS AND ENERGY RESOURCES

  Solutia is a significant purchaser of basic, commodity raw materials, including propylene, cyclohexane, benzene and natural gas. Major requirements for key raw materials are typically purchased pursuant to medium- to long-term contracts. Solutia is not dependent on any one supplier for a material amount of its raw materials or energy requirements, but certain important raw materials are obtained from a few major suppliers. In general, where Solutia has limited sources of raw materials, it has developed contingency plans to minimize the effect of any interruption or reduction in supply. For information regarding specific raw materials, see the charts under "Segments; Principal Products" above.

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

  For additional information on raw materials and energy, see
"Outlook and Economic Conditions" on page 21 below.

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

RESEARCH AND DEVELOPMENT

  Research and development constitute an important part of Solutia's activities. Solutia's research and development expenses amounted to approximately $67 million in 2000, $58 million in 1999, and $60 million in 1998, or about 2% of sales on average. Solutia focuses its research and development expenditures on process improvements and select product development.

  Our Performance Films segment launched SAFLEX(R) HP (high performance) plastic interlayer for hurricane protection and security in large commercial applications. Our Integrated Nylon segment's improved new singed staple fiber was introduced in new carpet grades from the major carpet mills, and its cotton-like GINNY(TM) acrylic product was successfully commercialized in the upholstery market. Our Specialty Products segment commercialized environmentally friendly adhesives that meet U.S. Postal Service requirements. It also developed and commercialized a family of water-based, pressure-sensitive adhesives that meet and exceed the performance properties of solvent-based adhesives.

ENVIRONMENTAL MATTERS

  The narrative information appearing under "Environmental
Matters" on pages 22 and 23 below is incorporated here by reference.

EMPLOYEE RELATIONS

  On December 31, 2000, Solutia had approximately 10,200 employees worldwide. In general, satisfactory relations have prevailed between Solutia and its employees. Solutia uses self-directed work teams, incentive programs and other initiatives to keep employees actively involved in the success of the business. Approximately 20% of Solutia's workforce is represented by various labor unions.

INTERNATIONAL OPERATIONS

  Solutia and its subsidiaries are engaged in manufacturing, sales and research and development in areas outside the United States, including Europe, Canada, Latin America and Asia. Nearly 40% of Solutia's consolidated sales in 2000 were made into markets outside the United States. Operations outside the United States are potentially subject to a number of risks and limitations that are not present in domestic operations, including fluctuations in currency values, trade restrictions, investment regulations, governmental instability and other potentially detrimental governmental practices or policies affecting companies doing business abroad. Solutia's Performance Films and Specialty
Products segments are particularly dependent on their international operations. Approximately one-half and three-fourths of their 2000 sales, respectively, were made into markets outside the United States.

ITEM 2. PROPERTIES.

  Solutia's general offices are located in a leased facility in St. Louis County, Missouri. Solutia's principal European offices are located in Louvain La Neuve, Belgium, in premises leased from the University of Louvain. Solutia also has research laboratories, research centers and manufacturing locations worldwide. Information about Solutia's major manufacturing locations worldwide and segments that used these locations on January 1, 2001, appears under "Segments; Principal Products" in Item 1 of this report and is incorporated here by reference.

  Solutia's principal plants are suitable and adequate for their use. Utilization of these facilities may vary with seasonal, economic and other business conditions, but none of the principal plants is substantially idle. The facilities generally have sufficient capacity for existing needs and expected near-term growth. Solutia has plans in place to expand facilities that are anticipated to reach capacity in the next two to three years.

  Solutia owns most of its principal plants. However, at Antwerp, Belgium and Sao Jose dos Campos, Brazil, both of which are Monsanto sites, Solutia owns certain buildings and production equipment and leases the underlying land. In addition, Solutia leases the land for its Vianova Resins facilities at Suzano, Brazil and Frankfurt-Fechenheim, Germany from Clariant or a subsidiary of Clariant and the land for its facilities at Wiesbaden, Germany from InfraServ with site services also provided by InfraServ.

  Monsanto and Solutia have operating agreements with respect to each of the two Monsanto facilities listed above and Solutia's Chocolate Bayou facility in Alvin, Texas. Under these operating agreements, Solutia is the guest and Monsanto is the operator at the facilities except the Chocolate Bayou facility, at which Monsanto is the guest and Solutia is the operator. The initial term of each of the operating agreements is 20 years. After the initial term, the operating agreements continue indefinitely unless and until terminated by either party on at least 24 months' prior written notice. Each of the operating agreements also provides that, under certain circumstances, either the operator or the guest may terminate the operating agreement prior to the expiration of its initial term. Solutia operates several facilities for other third parties, principally within the Chocolate Bayou; Sauget, Illinois; Pensacola, Florida; Trenton, Michigan and Newport, Wales (U.K.) sites, under long-term lease and operating agreements.

  Solutia has completed construction and begun operation of a world-scale acrylonitrile production facility at Chocolate Bayou. The facility employs Solutia's proprietary catalyst system and is capable of producing approximately 550 million pounds annually. Solutia has product sale agreements with three customers, Bayer, Novus International Inc. and Asahi, which made advance payments in connection with this project. In addition, Solutia has constructed a phenol processing facility at the Pensacola, Florida site to produce intermediates in the nylon manufacturing process.

  Solutia is an active participant in the safety and health Voluntary Protection Program ("VPP") administered by the Occupational Safety and Health Administration for sites in the U.S., and implemented by Solutia for sites outside the U.S. Currently, ten Solutia sites in the U.S. qualify for the OSHA VPP "Star" designation, a rating designating full compliance. Three other Solutia sites, two in Europe and one in Canada, have achieved the Solutia "Star" designation, which is an internal equivalent to the OSHA designation.

ITEM 3. LEGAL PROCEEDINGS.

  Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of the spinoff, Solutia assumed from the former Monsanto Company (now Pharmacia Corporation), under an agreement known as the Distribution Agreement, liabilities related to specified legal proceedings. As a result, although Monsanto remains the named defendant, Solutia is required to manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from the litigation. The results of litigation cannot be predicted with certainty. However, based upon currently available facts, Solutia does not believe that the ultimate resolution of any of these pending matters, except those cases described below involving the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site, will have a material adverse effect on Solutia's financial position, liquidity or profitability in any one year. Resolution of those Anniston, Alabama cases may have a material adverse effect on Solutia's net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability. The following paragraphs describe several proceedings to which Solutia is a party or to which Monsanto is a party and for which Solutia assumed any liabilities.

  On April 12, 1985, Monsanto was named as a defendant in Alanis, et al. v. Farm & Home Savings, et al., filed in the District Court in Harris County, Texas, the first of a number of lawsuits in which plaintiffs claimed injuries resulting from alleged exposure to substances present at or emanating from the Brio Superfund site near Houston, Texas. Monsanto is one of a number of companies that sold materials to the chemical reprocessor at that site. The following two matters were settled recently: (1) Monsanto was one of a number of defendants in an action brought in Harris County District Court on behalf of 412 plaintiffs who were former employees of the owners/operators of the Brio site, or members of the employees' families. Plaintiffs claimed physical and emotional injury and sought compensatory and punitive damages in an unspecified amount. On April 24, 2000, the Company reached a tentative agreement to settle this matter for $6 million. On December 15, 2000, the settlement was approved by the court and has been implemented. (2) Monsanto was one of a number of defendants in an action brought in Harris County District Court on behalf of 76 plaintiffs who lived in a subdivision near the Brio site, who attended school near the site or who used nearby recreational baseball fields. Plaintiffs claimed to have suffered various personal injuries and fear future disease; they asserted the need for medical monitoring. Plaintiffs sought compensatory and punitive damages in an unspecified amount. The Company reached a tentative agreement in October, 2000 to settle this matter for $631,000. The settlement was approved by the court and was implemented on February 26, 2001. This leaves only two cases, one pending in Harris County District Court, the other in U.S. District Court for the Southern District of Texas, on behalf of 39 plaintiffs who owned homes or lived in subdivisions near the Brio site, attended school near the site or used nearby recreational baseball fields. Monsanto is one of a number of defendants in these cases. Plaintiffs claim to have suffered various personal injuries and fear future disease; they assert the need for medical monitoring, and, in the case of the homeowners, claim property damage. Plaintiffs seek compensatory and punitive damages in an unspecified amount. Solutia believes there are meritorious defenses to these lawsuits, including lack of proximate cause, lack of negligent or improper conduct on the part of Monsanto or Solutia and negligence of plaintiffs (or their parents) and/or of the builders and developers of the Southbend subdivision. Solutia is vigorously defending these actions.

  On November 15, 1993, Monsanto was named as a defendant in Dyer, et al. v. Monsanto Company, et al., filed in Circuit Court in St.
Clair County, Alabama, the first of a number of lawsuits in which plaintiffs claim to have sustained personal injuries or property damage as a result of the alleged release of PCBs and other materials from its Anniston, Alabama plant site. The following matters are currently pending: (1) Monsanto is one of a number of defendants in two actions, one pending in Circuit Court for Talladega County, Alabama, the other, in Circuit Court for St. Clair County, Alabama, brought on behalf of 107 plaintiffs who are owners of property along waterways near the Anniston plant. Plaintiffs allege fear of toxic contamination, mental and emotional distress, increased risk of disease and fear of cancer as well as diminished value of their properties. They seek compensatory and punitive damages in an unspecified amount. Plaintiffs in these cases opted out of a certified class of property owners along waterways near the Anniston plant. That class action, which was pending in Circuit
Court for St. Clair County, Alabama, has been settled. (2) Monsanto is a defendant in one additional action brought in Circuit Court in Shelby County, Alabama on behalf of a purported class of property owners farther downstream along waterways near the plant. Plaintiffs seek compensatory and punitive damages in an unspecified amount for an alleged increased risk of physical injury or illness, emotional distress caused by fear of future injury or illness, medical monitoring and diminishment in the value of their properties and their riparian rights. On October 5, 1999, the trial court granted Solutia's motion for summary judgment, holding that plaintiffs had, in an action not involving Monsanto or Solutia, recovered for the damages they claim in this action. In addition, the court found that plaintiffs' claims were barred by the statute of limitations. Plaintiffs timely filed their appeal with the Alabama Supreme Court. The matter has been fully briefed and the parties await the decision of that Court. (3) Monsanto is the sole defendant in one additional action pending in United States District Court for the Northern District of Alabama brought on behalf of a purported class of "[a]ll persons who reside, or who at one time did reside, in the areas contaminated by the Defendant's Anniston, Alabama plant and were thereby directly or indirectly exposed to PCBs." Plaintiffs allege that as a result of this exposure, they are at an increased risk of suffering personal injuries and seek an injunction mandating medical monitoring and funding of a study of the alleged adverse health effects of this exposure. On December 27, 2000, the District Court certified the following question of law to the Alabama Supreme Court:
"Does a complaint which does not allege any past or present personal injury to the plaintiff state a cause of action for medical monitoring and study when the plaintiff alleges that he has been exposed to hazardous contamination and pollution by the conduct of the defendant?" On February 12, 2001, the Alabama Supreme Court consented to answer this question and ordered the parties to submit briefs. (4) Monsanto is one of a number of defendants in one additional action brought in Circuit Court for Calhoun County, Alabama on behalf of a purported class of all Alabama residents who have been exposed to PCBs or other materials allegedly released from the Anniston plant. Plaintiffs claim to suffer from unspecified personal injuries and seek compensatory and punitive damages in an unspecified amount.
(5) Monsanto and Solutia were named as defendants in one additional action brought in Circuit Court for Calhoun County, Alabama on behalf of a purported class of owners of property upon which was deposited soil allegedly contaminated with PCBs and taken from the site of a nearby commercial development. Plaintiffs seek compensatory and punitive damages in an unspecified amount. (6) Monsanto is one of a number of defendants in an additional 8 cases brought in Circuit Court for Calhoun County, Alabama and two additional cases brought in United States District Court for the Northern District of Alabama on behalf of a total of 5,419 individuals who own or rent homes, own or operate businesses, attend churches, or who have otherwise resided or visited in neighborhoods near the Anniston plant, and one commercial entity which owns property near the Anniston plant. Plaintiffs seek compensatory and punitive damages in an unspecified amount or in the amount of $3 million for each individual and injunctive relief requiring the defendants to remove alleged contamination in Anniston. The individual plaintiffs claim to have suffered permanent adverse health effects and fear future disease. They assert the need for medical monitoring, diminution in the value of their properties in the case of residential and commercial property owners and commercial losses in the case of business owners. On March 8, 1999, the Alabama Supreme Court stayed all proceedings in several consolidated cases pending in Circuit Court for Calhoun County brought on behalf of 2,714 plaintiffs after Solutia filed a petition for a writ of mandamus. Solutia sought the intervention of the Alabama Supreme Court on a number of grounds, including the failure of the trial court to rule on Solutia's motions for change of venue, for exclusion of certain evidence that lacks a valid scientific basis, for specification of procedures to govern trial of plaintiffs' claims, including procedures governing jury selection, and other relief. On May 16, 2000, the Alabama Supreme Court issued an order lifting the stay of proceedings for the sole purpose of allowing the trial court to enter orders on the pending motions. On October 12, 2000, the trial court entered its orders. These cases are now back before the Alabama Supreme Court and the parties await the court's decision. (7) In addition to the matters described above, Solutia has been advised of approximately 90 additional potential plaintiffs who may file new actions or intervene in actions already pending. Solutia believes that there are meritorious defenses to all these matters, including lack of any physical injury or property damage to plaintiffs, lack of any imminent or substantial endangerment to health or the environment and lack of negligence or improper conduct on the part of Monsanto or Solutia. These actions are being vigorously defended.

  Monsanto is one of several defendants added on February 7, 1997, to Pennsylvania Department of General Services, et al. v. United States Mineral Products Company, et al., a case then pending in the Commonwealth Court of Pennsylvania. This action was originally filed against United States Mineral Products Company in 1990 by the Commonwealth of Pennsylvania, seeking damages caused by the presence of asbestos fireproofing in the Transportation and Safety Building
("T & S Building"), which was part of the Commonwealth's Capital Complex in Harrisburg, Pennsylvania. In June 1994, a fire broke out in the T & S Building. Testing following the fire revealed the presence of low levels of PCBs at various locations in the building, which the Commonwealth alleges necessitated its demolition. The Commonwealth seeks recovery of costs it allegedly incurred in testing, monitoring, cleanup, demolition and relocation caused by the alleged contamination. In addition, the Commonwealth seeks the cost of constructing a new building on the site of the T & S
Building. Trial of this action commenced with the selection of a jury in April 1999. On August 23, 2000, the jury returned a verdict of $90 million against Monsanto. The verdict was reduced to $45 million by the trial court to account for a settlement reached with the Commonwealth by a codefendant during trial. Prejudgment interest in an amount to be determined by the court will be added to the verdict. Solutia believes that there are meritorious defenses, including lack of any hazard or danger to occupants of or visitors to the T & S Building caused by the presence of PCBs; a determination by the Pennsylvania Department of Health that the building was safe for use and occupancy; the failure of the Commonwealth to act prudently following the fire to mitigate its alleged damages; the impropriety of using replacement cost as a measure of damages; and the fact that most of plaintiffs' damages would have been incurred during the removal of asbestos fireproofing and the installation of fire sprinklers required to comply with the 1987 Harrisburg Fire Safety Code, and thus cannot be attributed to the presence of PCBs. Solutia will vigorously pursue its post-trial and appellate remedies.

  On December 4, 1998, the U.S. Environmental Protection Agency ("EPA") issued a notice of violation to Solutia, Monsanto and P4 Production, L.L.C., alleging violations of the Wyoming Environmental Quality Act, the Wyoming Air Quality Standards & Regulations and a permit issued in 1994 by the Wyoming Department of Environmental Quality to Sweetwater Resources, Inc., a former subsidiary of Monsanto, for a coal coking facility in Rock Springs, Wyoming. This facility is currently owned by P4 Production, a joint venture formed in conjunction with the spinoff of Solutia by Monsanto on September 1, 1997, which is now both operated and controlled by Pharmacia. Despite the sale of substantially all of Solutia's interest in this joint venture, Solutia continues to be a party to this litigation. On November 22, 1999, the United States, on behalf of the EPA, demanded $2,500,000 from P4 Production, Solutia and Monsanto and injunctive relief ensuring compliance with the permit requirements. On January 18, 2000, P4 Production, Solutia and Monsanto filed a complaint for declaratory relief in the United States District Court for the District of Wyoming against the EPA. The companies are seeking a determination that the action the EPA is threatening against them is precluded by the doctrine of res judicata, among other things, since the issues are the same matters that were resolved by a June 25, 1999 consent decree between the three companies and the State of Wyoming. On May 5, 2000, the United States filed its memorandum in opposition to the companies' motion for summary judgment and its cross-motion for summary judgment against the companies. Oral argument on the merits of these motions occurred on June 7, 2000.

RISK MANAGEMENT

  Solutia has evaluated risk retention and insurance levels for product liability, property damage and other potential areas of risk. Solutia will continue to devote significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk to retain based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk which it has retained are consistent with those of other companies in the chemical industry. There can be no assurance that Solutia will not incur losses beyond the limits, or outside the coverage, of its insurance. Solutia does not expect its consolidated financial position, profitability and liquidity to be affected materially by the levels of risk retention that it accepts.

  Under the Distribution Agreement that Solutia and Monsanto entered into at the time of the spinoff, Solutia is entitled to the benefit of liability insurance coverage under certain Monsanto policies, to the extent coverage existed and coverage limits are not exhausted, for claims for which Solutia assumed responsibility. That insurance coverage generally is shared with Monsanto for other liabilities existing prior to the spinoff which Monsanto has retained, on an as available basis, without allocation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Solutia did not submit any matters to the security holders during the fourth quarter of 2000.

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  Solutia's stock is traded principally on the New York Stock Exchange under the Symbol "SOI."

  The following table shows the high and low sales prices for each quarter during 2000 and 1999 as reported in the New York Stock Exchange Composite Transactions.

             2000              High      Low                   1999               High      Low
---------------------------   ------    ------     ---------------------------   ------    ------
First Quarter..............   $17.19    $11.63     First Quarter..............   $24.38    $15.88
Second Quarter.............    15.56     11.25     Second Quarter.............    26.31     16.06
Third Quarter..............    15.69     10.38     Third Quarter..............    22.94     16.13
Fourth Quarter.............    13.00     10.88     Fourth Quarter.............    18.88     13.50

  On December 31, 2000, Solutia had 36,703 registered shareholders.

  The declaration and payment of dividends is made at the discretion of Solutia's Board of Directors. The Board's current policy is to pay cash dividends on an annual basis in December. The Board anticipates that the current 4-cent annual dividend will remain unchanged for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

FINANCIAL SUMMARY
(Dollars in millions, except per share amounts)

                                                2000       1999       1998       1997      1996
OPERATING RESULTS:                            -------    -------    -------    -------    ------
NET SALES..................................   $ 3,185    $ 2,830    $ 2,835    $ 2,969    $2,977
GROSS PROFIT...............................       486        652        750        653       652
  As percent of net sales..................        15%        23%        26%        22%       22%
MARKETING, ADMINISTRATIVE AND TECHNOLOGICAL
 EXPENSES..................................       429        355        364        363       427
  As percent of net sales..................        13%        13%        13%        12%       14%
AMORTIZATION EXPENSE.......................        33          3         --         --        --
OPERATING INCOME(1)........................        24        294        386        290        33
  As percent of net sales..................         1%        10%        14%        10%        1%
INCOME BEFORE INCOME TAXES.................        41        303        375        290        33
NET INCOME(2)..............................        49        206        249        192        32
  As percent of net sales..................         2%         7%         9%         6%        1%

SHARE DATA:
BASIC EARNINGS PER SHARE(3)................   $  0.46    $  1.86    $  2.16    $  1.63    $ 0.28
DILUTED EARNINGS PER SHARE(3)..............      0.46       1.80       2.03       1.55      0.27
DIVIDENDS PER SHARE........................      0.04       0.04       0.04       0.01        --
COMMON STOCK PRICE:
  HIGH.....................................     17.19      26.31      32.00      27.75        --
  LOW......................................     10.38      13.50      18.69      18.69        --
  CLOSE....................................     12.00      15.44      22.38      26.69        --
PRICE/EARNINGS RATIO ON YEAR-END STOCK
 PRICE.....................................        26          9         11         17        --
NUMBER OF REGISTERED SHAREHOLDERS..........    36,703     39,171     41,864     57,894        --
YEAR-END SHARES OUTSTANDING (IN
 MILLIONS).................................     102.9      109.5      112.8      117.4        --
SHARES REPURCHASED (IN MILLIONS)...........       7.7        3.8        6.2        1.6        --
AVERAGE DAILY TRADING VOLUME (IN
 THOUSANDS)................................       518        458        401      1,053        --

OTHER DATA:
INTEREST EXPENSE(4)........................   $    83    $    40    $    43    $    41    $   36
INCOME TAXES (BENEFIT).....................        (8)        97        126         98         1
DEPRECIATION AND AMORTIZATION..............       191        151        147        145       166
TOTAL ASSETS...............................     3,581      3,770      2,765      2,768     2,483
CAPITAL EXPENDITURES.......................       221        257        158        165       192
LONG-TERM DEBT.............................       784        802        597        597        --
EMPLOYEES (YEAR-END).......................    10,200     10,600      8,700      8,800        --

---------
(1) Operating income includes restructuring charges and other items of $158 million in 2000, $61 million in
    1999, $1 million in 1998, $84 million in 1997 and $248 million in 1996.

(2) Net income includes restructuring charges and other items of $74 million, or $0.68 per share in 2000,
    $38 million, or $0.33 per share in 1999, $1 million, or $0.01 per share in 1998, $53 million, or $0.43 per share, in 1997 and $164 million, or $1.37 in 1996.

(3) For the 1996 period which ended prior to the spinoff, the number of Monsanto weighted average shares outstanding and common share equivalents were adjusted for the distribution ratio in the spinoff of one share of Solutia's common stock for every five shares of Monsanto common stock.

(4) Monsanto used a centralized approach to cash management and the financing of its operations. As a result, cash and cash equivalents and debt were not allocated to Solutia in the historical financial statements. Interest expense was allocated to Solutia in its consolidated financial statements to reflect Solutia's pro rata share of the financing structure of Monsanto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

OVERVIEW

  Solutia's reportable segments and their major products are as follows:

        Performance Films                  Specialty Products                        Integrated Nylon
----------------------------------   ------------------------------------   ------------------------------------
SAFLEX(R) plastic interlayer         Resins and additives, including        Intermediate "building block"
                                      ALFTALAT(R) polyester resins,          chemicals
KEEPSAFE(R), SAFLEX INSIDE(R) (in     RESIMENE(R) and MAPRENAL(R)
 Europe only) and KEEPSAFE            crosslinkers and SYNTHACRYL(R)
 MAXIMUM(R) glass for residential     acrylic resins
 security and hurricane protection
 windows

LLUMAR(R), VISTA(R) and GILA(R)      THERMINOL(R) heat transfer fluids      Merchant polymer and nylon extrusion
 professional and after-market                                               polymers, including VYDYNE(R) and
 window films                                                                ASCEND(TM)

Conductive and anti-reflective       DEQUEST(R) water treatment chemicals   Carpet fibers, including the WEAR-
 coated films and deep-dyed films                                            DATED(R) and ULTRON VIP(R) brands

GELVA(R) pressure-sensitive          SKYDROL(R) hydraulic fluids and        Industrial nylon fibers
 adhesives                            SKYKLEEN(R) cleaning fluids for
                                      aviation

                                     Process research, process              ACRILAN(R) acrylic fibers for
                                      development, scale-up capabilities     apparel, upholstery fabrics, craft
                                      and small scale manufacturing for      yarns and other applications
                                      the pharmaceutical industry

  See Note 16 to the Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

  Solutia's net sales for 2000 of $3.185 billion were 13 percent higher than 1999 net sales of $2.830 billion and 12 percent higher than 1998 net sales of $2.835 billion. A number of events affect the comparability of 2000 results with those in 1999 and 1998. These events include the acquisitions of the Vianova Resins Group in December 1999, CarboGen Holdings AG in February 2000 and AMCIS AG in March 2000. In addition, Solutia contributed its Phosphorus Derivatives business to the Astaris joint venture in April 2000 and sold its Polymer Modifiers business in August 2000. Excluding the sales associated with these businesses, net sales for 2000 were up 3 percent from the comparable periods of 1999 and 1998. The net sales increases reflected higher average selling prices, partially offset by unfavorable currency exchange rate fluctuations and lower volumes. Operating income for the year ended December 31, 2000, was $24 million, 92 percent lower than 1999 operating income of $294 million, and 94 percent lower than 1998 operating income of $386 million. The decline in 2000 operating income was caused by higher raw material and energy costs that resulted from the sharp increase in petrochemical and natural gas prices and by special charges taken in the second and fourth quarters of 2000 related to certain workforce reductions, asset impairments and facility closures. The remainder of the decline resulted from higher marketing, administrative, technological and amortization expenses associated with the acquisition and integration of newly acquired companies and other growth programs.

 PERFORMANCE FILMS

  Net sales for Performance Films were $731 million in 2000, compared with $713 million in 1999 and $614 million in 1998. The 3 percent increase in 2000 net sales over 1999 resulted from the full year's effect of the CPFilms acquisition and higher volumes in the SAFLEX(R) plastic interlayer business, partially offset by the loss of sales from the Polymer Modifiers business and unfavorable currency exchange movements. Excluding CPFilms and the Polymer Modifiers businesses, 2000 net sales were essentially equal to 1999 net sales. Higher year-over-year volumes in the SAFLEX(R) plastic interlayer business were driven primarily from increased demand by North American and European automotive glass manufacturers. Also, to a lesser extent, businesses in this segment achieved higher average selling prices than those of the year-ago period. Offsetting the increases in sales volumes and average selling prices were unfavorable currency exchange movements due to the devaluation of the euro in relation to the U.S. dollar.

  The Performance Films segment's net sales for 1999 increased 16 percent over 1998 net sales because of an overall volume gain of more than 20 percent, partially offset by selling price declines. The sales volume increase was attributable to the May 1999 acquisition of CPFilms, and to a greater than 10 percent increase in SAFLEX(R) plastic interlayer sales volumes. Volume gains for SAFLEX(R) plastic interlayer resulted from the full global commercialization of SAFLEX IIIG(R), the continued commercialization of KEEPSAFE(R), SAFLEX INSIDE(R) (in Europe only) and KEEPSAFE MAXIMUM(R) brand products and the launch of a SAFLEX(R) product for Enhanced Protective Glass. Contractual pricing provisions that adjust pricing downward for increased volume caused the selling price declines.

  Segment profit was $185 million in 2000, versus $189 million in 1999, and $168 million in 1998. The 2 percent decrease in 2000 segment profit compared with 1999 primarily resulted from increased raw material costs in the SAFLEX(R) plastic interlayer business and the loss of sales from the Polymer Modifiers business. The decrease was partially offset by lower employee benefits cost. The 13 percent improvement in 1999 segment profit over 1998 was due to higher year-over-year net sales, lower raw material costs and employee benefits cost and other cost reductions, partially offset by increased marketing expenditures related to the promotion of KEEPSAFE(R), SAFLEX INSIDE(R) (in Europe only) and KEEPSAFE MAXIMUM(R) brands and Enhanced Protective Glass.

 SPECIALTY PRODUCTS

  Solutia's Specialty Products segment had net sales of $866 million in 2000, compared with $615 million in 1999 and $613 million in 1998. The 41 percent increase in 2000 net sales over 1999 was due to the acquisitions of Vianova Resins, CarboGen and AMCIS, partially offset by the impact of contributing the Phosphorus Derivatives business to the Astaris joint venture. Excluding the effects of the acquisitions and the loss of sales associated with the Phosphorous Derivatives business, net sales declined by 6 percent. Net sales decreased primarily due to unfavorable currency exchange movements associated with the devaluation of the euro in relation to the U.S. dollar, and to a lesser extent, the loss of sales from the Scriptsets line of business which was sold in August 1999.

  The slight increase in 1999 net sales over 1998 resulted from increased sales volumes of Solutia's resins and additives products and SKYDROL(R) 5 hydraulic fluid for aviation applications, partially offset by unfavorable currency exchange movements. The growth in sales volumes for resins and additives was attributable to strong sales in the coatings market, especially during the fourth quarter of 1999. Also during 1999, Solutia became the sole supplier of hydraulic fluid to Boeing Corporation for its new commercial aircraft.

  Specialty Products' segment profit was $182 million in 2000, compared with $159 million in 1999 and $152 million in 1998. The 14 percent increase in 2000 profit resulted from higher net sales from the acquired companies, partially offset by the loss of sales from the Phosphorus Derivatives business and unfavorable manufacturing variances for specialty chemicals products. The 5 percent improvement in 1999 profit was due to improved manufacturing performance for Solutia's phosphorus derivatives products, and to a lesser extent, lower raw material costs.

 INTEGRATED NYLON

  Solutia's Integrated Nylon segment had net sales in 2000 of $1.580 billion, compared with $1.508 billion in 1999 and $1.613 billion in 1998. The 5 percent increase in 2000 net sales compared to 1999 net sales was attributable to the effect of higher average selling prices in each of the segment's businesses, partially offset by volume declines in the carpet fiber and nylon plastics and polymer businesses. The majority of the segment's price increases were in the carpet fiber and intermediates businesses, and to a lesser extent, the ACRILAN(R) acrylic fiber business. Considerable pricing actions were taken in the carpet business during 2000 in response to rapid raw material cost increases. Price increases in the intermediates business were primarily attributable to contract business with formula pricing tied to raw material costs. ACRILAN(R) acrylic fiber products experienced higher average selling prices in the export markets because of the economic recovery in the Asia Pacific region. Despite the increases in average selling prices, Solutia offset only approximately 40 percent of the raw material cost increases. Carpet fiber sales volumes decreased in the second half of 2000 as carpet mills reduced inventory levels in response to lower retail demand. Decreased sales volumes in the nylon plastics and polymer business resulted from lower shipments of VYDYNE(R) nylon molding resins to Dow Plastics and lower demand for textile polymers principally because of the bankruptcy of a Taiwanese textile polymer customer.

  The 7 percent decline in this segment's 1999 net sales compared with 1998 resulted from lower selling prices for almost all products and lower ACRILAN(R) acrylic fiber volumes, partially offset by improved sales volumes of carpet fiber and nylon polymers. Lower selling prices and sales volumes for ACRILAN(R) acrylic fibers were caused by weak market conditions in the Asia Pacific region. In addition, that region's lower demand depressed markets in the Americas as acrylic fiber producers sought alternative outlets for their products. The impact of these events began early in the third quarter of 1998 and continued through the third quarter of 1999. Prices stabilized early in the fourth quarter of 1999 and increased slightly during the remainder of the year. For 1999 compared with 1998, ACRILAN(R) acrylic fiber accounted for more than half of Integrated Nylon's net sales decline. Nylon carpet selling prices were adversely affected in 1999 by the consolidation of the carpet mill industry in late 1998 and the resultant increase in the carpet mills' buying leverage. In addition, lower-priced polyester carpet fiber also put downward pressure on prices. Sales volumes for the segment's products were mixed, as improved carpet fiber and VYDYNE(R) nylon molding resins volumes were offset by lower ACRILAN(R) acrylic fiber volumes, lower chlorobenzenes volumes and Solutia's exit from the ammonia business in 1999.

  Integrated Nylon segment profit was $160 million in 2000, versus $289 million in 1999 and $376 million in 1998. The 45 percent decrease resulted almost exclusively from higher raw material and energy costs associated with the sharp increase in petrochemical and natural gas prices throughout 2000. The cost of propylene, a major feedstock for the segment, increased more than 60 percent over 1999 levels. The cost of cyclohexane, another major feedstock for the segment, increased more than 30 percent over 1999 levels. The cost of natural gas, which is used as an energy source and also affects the cost of various raw materials within the segment, increased approximately 80 percent over the year-ago period. The petrochemical and natural gas markets remain extremely volatile and upward pricing pressures continue because of low worldwide inventory levels. Elevated petrochemical and natural gas costs, as well as lower Integrated Nylon volumes, will continue to adversely affect profitability over the near term. The 23 percent decrease in 1999 segment profit from 1998 was caused by lower selling prices in 1999, which were partially offset by reduced manufacturing and overhead costs.

 OPERATING INCOME

  Solutia's operating income for 2000 was $24 million, compared with $294 million in 1999 and $386 million in 1998. The decline in 2000 operating income was caused by higher raw material and energy costs that resulted from the sharp increase in petrochemical and natural gas prices and by special charges taken in the second and fourth quarters of 2000 related to certain workforce reductions, asset impairments and facility closures. The remainder of the decline resulted from higher marketing, administrative, technological and amortization expenses associated with the acquisition and integration of newly acquired companies and other growth programs.

  As part of the integration of Vianova Resins with Solutia's resins businesses, Solutia identified excess production capacity for certain Solutia resins products that will allow for the consolidation of production facilities. As a result, Solutia decided to exit operations at the Port Plastics site in Addyston, Ohio and recorded a restructuring charge of $8 million ($5 million aftertax, or $0.05 per share) to cost of goods sold during the second quarter of 2000. The financial impact will not be material to Solutia as production will be shifted to other production facilities. During the second quarter of 2000, Solutia also recorded an impairment charge of $6 million ($4 million aftertax, or $0.04 per share), to administrative expenses for the write-down of capitalized software costs related to the formation of the Astaris joint venture.

  During the fourth quarter of 2000, Solutia recorded restructuring charges of $53 million ($33 million aftertax, or $0.31 per share) to cost of goods sold for costs associated with work force reductions of approximately 700 people across all world areas of the company and the closure of certain non-strategic facilities. The restructuring is part of an enterprise-wide cost reduction initiative expected to achieve $100 million in annual savings. Approximately 60 percent of the savings will come from these restructuring actions and will be reflected primarily in cost of goods sold. The balance of the savings will come from a variety of projects aimed at improving efficiencies and work processes and will be reflected primarily in cost of goods sold. Approximately half of the savings from the cost reduction initiative is expected to be achieved in 2001, with the full amount achieved in 2002. The cost savings will primarily result from work force reductions, a smaller senior management team, efficiencies realized from the full implementation of enterprise-wide systems and the streamlining of operations primarily within Integrated Nylon. The restructuring actions are expected to be carried out by the end of 2001. Cash outlays associated with the restructuring actions will be funded by operations. Approximately 80 percent of the workforce reductions are planned for North American business and manufacturing operations, and approximately 20 percent are planned for European, Asian and Latin American operations and sales offices. Management and senior management positions represent approximately one-third of the workforce reductions. The closure of non-strategic facilities is not anticipated to have a significant impact to future operations.

  During the fourth quarter of 2000, Solutia recorded a $76 million ($47 million aftertax, or $0.44 per share) impairment charge to cost of goods sold primarily for the write-off of certain non-performing and non-strategic fiber spinning, drawing and packaging equipment which supports several of Integrated Nylon's product lines. Solutia also recorded an impairment charge to cost of goods sold of $15 million ($10 million aftertax, or $0.09 per share) for the write-off of chlorobenzenes' production equipment. The impairments were indicated by current period operating losses and projections of continued losses primarily because of the noncompetitive cost positions these businesses have and the competitive market conditions that they face. The carrying values of the assets were written off as determined by discounting expected future cash flows, using an appropriate discount rate. The assumptions used in the cash flow projections were not materially different from the market conditions experienced in 2000. These conditions are not expected to improve significantly in the foreseeable future. The cash flow assumptions included declining demand and market share combined with decreased operating margins. Lower operating margins reflect the non-competitive cost position of these businesses and the impact of lower selling prices associated with an extremely competitive operating environment. Annual depreciation charges associated with these assets of approximately $10 million will no longer be reflected in cost of goods sold. Solutia will continue to operate these assets as they contribute to the recovery of fixed costs.

  During February 1999, certain equipment critical to Solutia's ammonia production process failed. After analyzing the economics of purchased ammonia versus the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax, or $0.16 per share) charge to cost of goods sold was recorded in the first quarter to complete the exit plan. The charge included $2 million to write down the assets to their fair value of approximately $4 million, $4 million of dismantling costs and $22 million of estimated costs for which Solutia is contractually obligated under an operating agreement. The contractually obligated costs represented an estimate of the direct manufacturing, overhead and utilities that Solutia was required to pay to a third-party operator during a 36-month termination period. Ammonia business net sales were $1 million in 1999 and $20 million in 1998. Operating income for those periods was minimal. During the first quarter of 2000, Solutia entered into an agreement for the dismantling of those assets by a third-party and as a result, transferred the liability for dismantling to the third-party. During the third quarter of 2000, Solutia reached an agreement with the plant operator for the final settlement of the contractually obligated costs. As a result, Solutia transferred the liability for the contractually obligated costs to accrued liabilities.

  During the first quarter of 1999, an impairment charge of $6 million ($4 million aftertax, or $0.03 per share) was recorded to cost of goods sold primarily to write down a bulk continuous filament spinning machine that was shut down due to a noncompetitive cost position. The adjusted carrying value of the machine is $0.5 million. The charge resulted from a SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" review, which indicated that the carrying amount of the assets exceeded the identifiable, undiscounted cash flows related to the assets. Fair value of the assets was determined based on estimates of market prices for the machinery. Operating income derived from the machinery was minimal in the years ended December 31, 1999 and 1998.

  During the first quarter of 1999, Solutia also recorded a $29 million ($18 million aftertax, or $0.16 per share) charge to cost of goods sold related to the anticipated settlement of two lawsuits concerning the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama, plant site. During the third quarter of 2000, Solutia paid approximately $23 million for the settlement of these actions. The remainder of the reserve will cover costs associated with environmental remediation of the allegedly affected areas.

  During the fourth quarter of 1999, Solutia reversed excess restructuring reserves due to the completion of the actions at a lower cost than the 1996 restructuring plan contemplated. A reversal of $1 million ($1 million aftertax, or $0.01 per share) was made to eliminate a reserve for headcount reductions after the final stage of headcount reductions was carried out. A second reversal of $1 million ($1 million aftertax, or $0.01 per share) was made to eliminate a reserve recorded to shutdown a non-strategic facility after that shutdown was completed at a lower cost.

  See Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding Solutia's restructuring activities and asset impairments.

  The 24 percent decline in 1999 operating income from 1998 operating income was caused by lower Integrated Nylon segment profit and charges recorded in the first quarter of 1999, partially offset by higher profit in the Performance Films and Specialty Products segments and lower administrative and technological expenses. The comparison of operating income between 1999 and 1998 was affected by reversals of excess restructuring reserves to reflect lower cost estimates for restructuring actions. A reversal of $3 million ($2 million aftertax, or $0.02 per share) was made in the second quarter of 1998 due to lower cost estimates for the shutdown of certain facilities included in the 1996 restructuring plan. Reversals made in the third and fourth quarters of 1998 of $3 million ($2 million aftertax, or $0.02 per share) and $3 million ($2 million aftertax, or $0.02 per share), respectively, were due to lower cost estimates to implement Solutia's employment reduction plans. Estimates were lowered because of higher than anticipated attrition, which reduced employment levels without additional cost to Solutia.

  Operating income for 1998 was also affected by inventory charges of $4 million ($3 million aftertax, or $0.03 per share) in the third quarter and $6 million ($4 million aftertax, or $0.04 per share) in the fourth quarter. The third quarter charge was taken to reduce certain slow-moving inventories to their net realizable values. The fourth quarter charge was primarily caused by losses on the disposition of certain nonsalable inventories.

 EQUITY EARNINGS FROM AFFILIATES

  Equity earnings from affiliates were $35 million in 2000, compared with $36 million in 1999 and $25 million in 1998. The slight decrease in 2000 was primarily the result of special charges recorded by the Flexsys and Astaris joint ventures during the second quarter of 2000. The Flexsys joint venture recorded charges associated with the closure and impairment of certain manufacturing operations in the United Kingdom. Solutia's share of these charges was $13 million ($13 million aftertax, or $0.12 per share). In addition, the Astaris joint venture recorded charges related to the closure of certain of its production facilities. Solutia's share of these charges was approximately $2 million ($2 million aftertax, or $0.02 per share). Excluding these special charges, equity earnings from affiliates increased primarily because of the formation and startup of the Astaris joint venture in April 2000, and improved sales volumes at the Flexsys and Advanced Elastomer Systems joint ventures.

  The improvement in 1999 equity earnings over 1998 was due to strong sales volumes for the Flexsys joint venture, and the Advanced Elastomer Systems joint venture, in which Solutia has 50 percent ownership interests. In addition, Flexsys had higher earnings as the result of good manufacturing performance in its PPD2 unit, which started operations in 1998. The PPD2 unit produces 4-amino-diphenylamine, a product that extends the life of rubber products.

 SALE OF POLYMER MODIFIERS BUSINESS

  In August 2000, Solutia completed the sale of its Polymer Modifiers business and related manufacturing facilities to Ferro Corporation for approximately $130 million. As a result of this transaction, Solutia recognized a $73 million pretax gain
($46 million aftertax, or $0.43 per share). Solutia's results of operations included net sales of approximately $90 million in 2000, $145 million in 1999 and $147 million in 1998 and operating income of approximately $16 million in 2000, $36 million in 1999 and $36 million in 1998, from the Polymer Modifiers business.

 OTHER INCOME (EXPENSE)--NET

  Other expense in 2000 totaled $8 million. This compares to other income in 1999 of $13 million and $7 million in 1998. The decline in income was principally attributed to a charge of $10 million ($6 million aftertax, or $0.06 per share) to reserve for advances and working capital loans to an Asian equity affiliate, $14 million ($8 million aftertax, or $0.07 per share) for the write-down of certain equity-method investments in Asia based upon indicators that the loss in their values was other than temporary, charges of $5 million ($3 million aftertax, or $0.03 per share) to accrue for debt payments under certain loan guarantees associated with one of the Asian equity investments and charges of $8 million ($5 million aftertax, or $0.05 per share) associated with the startup and formation of the Astaris joint venture incurred during the second quarter of 2000. Partially offsetting the special charges was a $15 million gain ($9 million aftertax, or $0.08 per share) resulting from the sale of substantially all of Solutia's 40 percent interest in P4 Production L.L.C., a phosphorus manufacturing venture.

 INCOME TAXES

  In July 2000, Germany reduced its corporate tax rate effective January 1, 2001. In accordance with SFAS No. 109, "Accounting for Income Taxes," Solutia recognized income of $7 million to income taxes to record the net effect of the change on deferred income tax assets and liabilities. Other items reducing Solutia's overall effective tax rate include effective tax planning strategies and a greater percentage of after-tax equity earnings from affiliates in pretax operating income.

 SUMMARY OF SPECIAL CHARGES AND OTHER EVENTS AFFECTING COMPARABILITY

  Special charges recorded in 2000, 1999 and 1998 and other events affecting comparability have been summarized in the table below
(dollars in millions).

                                                                 2000          1999       1998
                                                               ---------    ---------   --------
Cost of goods sold..........................................   $  8  (a)    $ 63  (k)   $(9) (m)
                                                                 53  (b)      (2) (l)    10  (n)
                                                                 91  (c)
                                                              -----         ----        ---
Total cost of goods sold....................................    152           61          1
Marketing, administrative and technological expenses........      6  (d)      --         --
                                                              -----         ----        ---
OPERATING INCOME............................................   (158)         (61)        (1)
Equity earnings from affiliates.............................     (2) (d)      --         --
                                                                (13) (e)
Gain on sale of Polymer Modifiers business..................     73  (f)      --         --
Other income (expense)-net..................................     (8) (d)      --         --
                                                                 15  (g)
                                                                (14) (h)
                                                                 (5) (h)
                                                                (10) (i)
                                                              -----         ----        ---
INCOME BEFORE INCOME TAXES..................................   (122)         (61)        (1)
Income taxes (benefit)......................................    (48) (j)     (23)        --
                                                              -----         ----        ---
NET INCOME (LOSS)...........................................  $ (74)        $(38)       $(1)
            ----                                              =====         ====        ===

--------
(a) Restructuring charge related to exiting operations at the Port Plastics site in Addyston, Ohio ($8 million pretax, $5 million aftertax, or $0.05 per share).

(b) Restructuring charge ($53 million pretax, $33 million aftertax, or $0.31 per share) to cost of goods sold for work force reductions of approximately 700 people across all world areas and functions of the company and the closure of certain non-strategic facilities.

(c) Impairment charge ($91 million pretax, $57 million aftertax, or $0.53 per share) to cost of goods sold primarily for the write down of certain non-performing and non-strategic production assets in the
    Integrated Nylon segment.

(d) Special operations charge related to the formation and startup of the Astaris joint venture ($16 million pretax, $11 million aftertax, or $0.10 per share).

(e) Special operations charge associated with the impairment and closure of certain manufacturing operations in the United Kingdom for the Flexsys joint venture ($13 million pretax, $13 million aftertax, or $0.12 per share).

(f) A gain on the sale of the Polymer Modifiers business and related manufacturing facilities ($73 million pretax, $46 million aftertax, or $0.43 per share).

(g) A gain on the sale of P4 Production L.L.C., a phosphorus manufacturing venture ($15 million pretax, $9 million aftertax, or $0.08 per share).

(h) Charges to write-down certain investments in Asia based upon indicators that the loss in their values was other than temporary ($14 million pretax, $8 million aftertax, or $0.07 per share), and to accrue for payment of debt obligations associated with one of the investments ($5 million pretax, $3 million aftertax, or $0.03 per share).

(i) A charge ($10 million pretax, $6 million aftertax, or $0.06 per share) primarily to reserve for advances and working capital loans to an Asian equity affiliate.

(j) Amount represents the tax effect of the special charges and other events affecting comparability.
    Included in this line is the impact of a $7 million (or $0.07 per share) reduction in income tax expense for changes in German tax rates.

(k) Special charge related to exiting Integrated Nylon's ammonia business, the write down of an Integrated
    Nylon segment bulk continuous filament spinning machine and the anticipated settlement of certain pending property claims litigation related to the Anniston, Alabama plant site ($63 million pretax,
    $40 million aftertax, or $0.35 per share).

(l) Reversal of excess restructuring reserves related to headcount reductions and facilities closures ($2 million pretax, $2 million aftertax, or $0.02 per share).

(m) Reversal of excess restructuring reserves related to headcount reductions and facilities closures ($9 million pretax, $6 million aftertax, or $0.05 per share).

(n) Charge for the write-down of certain slow-moving inventories and losses on the disposition of certain nonsalable inventories ($10 million pretax, $7 million aftertax, or $0.06 per share).

 OUTLOOK AND ECONOMIC CONDITIONS

  Solutia is affected by economic conditions, particularly those in the domestic housing industry and global automotive and textile industries. Each of these industries is cyclical. A general weakening of the economy in the United States impacted consumer demand in these marketplaces which negatively affected Solutia's sales volumes in the latter half of 2000.

  During 2000, the cost of many feedstocks increased significantly as the price of crude oil increased above $30 a barrel. During the second half of 2000, natural gas escalated in price even more dramatically than crude oil. Natural gas prices affect both feedstock and energy costs. Recent forecasts indicate that crude oil and natural gas prices may be moderating somewhat, but appear to have settled at a price that is 20 to 30 percent higher than historical averages. These markets remain volatile, which could cause feedstock and energy costs to fluctuate significantly during 2001. Solutia expects that average selling prices will rise for those products with formula pricing. Most of Solutia's products, however, do not have contracts with formula pricing. Solutia will continue to announce and implement a number of price increases focused on restoring margins. However, the delay in adjusting formula pricing and the difficulty in obtaining price increases because of competitive factors and a weaker economy in the United States will continue to negatively impact operating margins in 2001.

FINANCIAL CONDITION AND LIQUIDITY

  During February 2000, Solutia completed the issuance of euro 200 million ($196 million) of notes, due February 2005. Proceeds from the notes were used primarily to refinance outstanding commercial paper, and also for general corporate purposes. At December 31, 2000, Solutia had outstanding commercial paper balances of $485 million, a $227 million reduction from the December 31, 1999, balance of $712 million.

  Solutia's commercial paper program is supported by an $800 million, five-year revolving credit facility ($800 million facility) with a syndicate of commercial banks. The $800 million facility is also available for working capital and other general corporate purposes. This agreement, which expires in August 2002, was amended during November 1999, principally to allow the issuance of commercial paper in euros, as well as U.S. dollars.

  During November 2000, Solutia put into place a $250 million, 364-day multi-currency revolving credit agreement ($250 million facility) with a syndicate of commercial banks. The $250 million facility has terms that are generally consistent with the terms of the $800 million facility. The $250 million facility supports Solutia's commercial paper program and is available for working capital and other general corporate purposes.

  In February 2000, Solutia acquired CarboGen Holdings, AG, a leading process research and development firm serving the global pharmaceutical industry. In March 2000, Solutia purchased AMCIS AG, a company serving the global pharmaceutical industry by developing production processes and by manufacturing active ingredients for clinical trials and small-volume commercial drugs. The combined purchase price for these acquisitions was approximately
$118 million, which was financed with commercial paper and the assumption of debt. During August 2000, Solutia received approximately $130 million of proceeds associated with the sale of its Polymer Modifiers business and related manufacturing facilities. Also during August 2000, Solutia received $85 million from its 50 percent-owned Astaris joint venture that represented a cash distribution and repayment of working capital loans.

  In connection with the finalization of the external financing agreement for Astaris during the third quarter of 2000, Solutia and FMC Corporation have independently contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. Subsequent to December 31, 2000, Solutia received notification that such a contribution will be required in 2001. Solutia believes that this obligation is not likely to have a significant impact on its consolidated financial position, liquidity or profitability.

  Solutia's working capital at December 31, 2000, decreased to negative $334 million from negative $213 million at December 31, 1999. The decrease in the working capital position primarily resulted from the sale of the Polymer Modifiers business and the contribution of the Phosphorus Derivatives business to the Astaris joint venture during 2000. Solutia's working capital position was further reduced by the impact of slowing economic conditions experienced during the second half of the year. At December 31, 2000, Solutia had short-term debt of $494 million.

  Cash from operations was $244 million in 2000 as compared to $364 million in 1999. The decrease was primarily attributable to lower net earnings associated with the sharp increase in petrochemical and natural gas costs during 2000.

  Capital expenditures for 2000 were $221 million. These expenditures were used to fund various cost reduction, maintenance and capacity expansion projects. The company expects that its capital requirements will be approximately $130 million in 2001, principally for capacity expansion and cost reduction projects. Approximately $7 million of 2001 estimated capital requirements were committed at December 31, 2000.

  Solutia had a shareholders' deficit of $34 million at December
31, 2000, which compares with shareholders' equity of $82 million at December 31, 1999. This $116 million decline was principally caused by an $86 million decline in the currency translation adjustment, principally related to the devaluation of the euro, included in Accumulated Other Comprehensive Income (Loss) and share repurchases which more than offset Solutia's net income in 2000.

  During 2000, Solutia repurchased 7.7 million shares of its common stock at a cost of $106 million. On April 26, 2000, the Board of Directors authorized the repurchase of up to 15 million additional shares of Solutia common stock. Under this authorization, Solutia has the authority to repurchase an additional 12.1 million shares of its common stock.

  Solutia believes that its cash flow from operations and available borrowing capacity under the $800 million facility and the $250 million facility provide sufficient resources to finance its operations and planned capital needs for the next 12 months.

ENVIRONMENTAL MATTERS

  Solutia continues its strong commitment to comply with laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. environmental legislation that has a particular impact on the company includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund). The company is also subject to the Occupational Safety and Health Act and regulations of the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters. The U.S. Environmental Protection Agency, OSHA and other federal agencies have the authority to promulgate regulations that have an impact on the company's operations. In addition to these federal activities, various states have been delegated certain authority under several of these federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, many of which meet federal requirements for delegation of federal mandates to state entities. State or federal agencies having enforcement lead authority may seek fines and penalties for violation of these laws and regulations.

  Solutia is dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns. Solutia is among the leaders in Responsible Care, the chemical industry's performance-enhancement program.

  Expenditures in 2000 were approximately $12 million for environmental capital projects and approximately $111 million for the management of environmental programs, including the operation and maintenance of facilities for environmental control, of which $28 million was charged against recorded environmental liabilities. Solutia estimates that a total of approximately $20 million will be spent during 2001 and 2002 on additional capital projects for environmental protection and that expenses for the management of environmental programs in 2001 and 2002 will increase slightly from the 2000 levels.

  With respect to environmental remediation obligations, our policy is to accrue costs for remediation of contaminated sites in the accounting period in which the obligation becomes probable and the cost is reasonably estimable.

  At the time of the spinoff, Solutia assumed from the former Monsanto Company (now Pharmacia Corporation), under the Distribution Agreement between Monsanto and Solutia, liabilities related to specified Superfund proceedings. As a result, while Monsanto remains the named potentially responsible party or defendant for actions that occurred before September 1, 1997, Solutia will manage these proceedings and litigation against Monsanto and indemnify it for any costs, expenses and judgments arising from these proceedings.

  Solutia's estimates of its liabilities for Superfund sites are based on evaluations of currently available facts with respect to each individual site and take into consideration factors such as existing technology, laws and agency policy and prior experience in remediation of contaminated sites. As assessments and remediation activities progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. Solutia has an accrued liability of $33 million as of December 31, 2000, for Superfund sites. Major Superfund sites in this category include the noncompany-owned sites at Brio and MOTCO in Texas, and Fike/Artel in West Virginia, which account for $23 million of the accrued amount. Solutia spent approximately $7 million in 2000 for remediation of Superfund sites. Similar amounts can be expected in future years.

  Solutia had an accrued liability of $69 million as of December
31, 2000, for plants no longer in operation and third-party sites for which it assumed responsibility under the Distribution Agreement entered into with Monsanto. Solutia's estimate of its liability related to these sites is based on evaluations of currently available facts with respect to each individual site. The estimate takes into consideration factors such as existing technology, laws and agency policy and prior experience in remediation of contaminated sites. The company spent $9 million in 2000 for remediation of these sites. Similar amounts can be expected in future years.

  Solutia had an accrued liability of $79 million as of December 31, 2000, for solid and hazardous waste remediation, and for post-closure costs at the company's operating locations. Solutia recognizes certain post-closure costs over the estimated remaining useful life of the related facilities. Solutia spent $12 million in 2000 for remediation of these facilities. Similar amounts can be expected in future years.

  Uncertainties related to all of Solutia's environmental liabilities include evolving government policy and regulations, the method and extent of remediation and future changes in technology. Because of these uncertainties, Solutia estimates that potential future expenses associated with these liabilities could be an additional $20 million to $30 million. Although the ultimate costs and results of remediation of contaminated sites cannot be predicted with certainty, they are not expected to result in a material adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

DERIVATIVE FINANCIAL INSTRUMENTS

  Solutia's business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, Solutia enters into various hedging transactions that enable it to alleviate the adverse effects of financial market risk. Solutia's hedging transactions are carried out under policies and procedures approved by the Audit and Finance Committee of the Board of Directors, which do not permit the purchase or holding of any derivative financial instruments for trading purposes.

  Solutia uses value-at-risk ("VAR") testing and analysis to measure and control risks. VAR estimates the loss in fair market value, which Solutia would potentially incur, given a certain move in market prices over a certain period of time, using specified confidence levels. The tests discussed below for exposure to interest rate and currency rate exposures are based on a one-day horizon and a 95 percent confidence level. The model assumes that financial returns are normally distributed. The VAR model takes into account correlations and diversification across market factors, including currencies and interest rates. Estimates of volatility and correlations of market factors are drawn from the JP Morgan RiskMetrics dataset as of December 31, 2000. In cases where data is unavailable, a reasonable approximation is included. Solutia estimates that the maximum loss that could arise in one day is not material.

 FOREIGN CURRENCY EXCHANGE RATE RISK

  Currency forward contracts are used to manage currency exposures for financial instruments denominated in currencies other than the entity's functional currency. Gains and losses on contracts that are designated and effective as hedges are included in net income and offset the exchange gain or loss of the transaction being hedged. Solutia's policy prescribes the range of allowable hedging activity and the instruments that are permitted for use. Because the counterparties to these contracts are major international financing institutions, credit risk arising from these contracts is not significant, and Solutia does not anticipate any counterparty losses. This hedging activity is intended to protect Solutia from adverse fluctuations in foreign currency exchange rates.

  At December 31, 2000, Solutia had currency forward contracts to purchase $265 million and sell $265 million of other currencies, principally the euro, Swiss Franc and United Kingdom Pound-Sterling, with average maturities of 10 months. Net unrealized hedging gains at December 31, 2000, were not material.

  Based on the company's overall currency rate exposure at December 31, 2000, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates, within a 95 percent confidence level based on historical currency rate movements, would not materially affect Solutia's consolidated financial position, results of operations or cash flows.

 INTEREST RATE RISK

  Interest rate risk is primarily related to the changes in fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia does not actively manage interest rate risk. Based on the company's overall interest rate exposure at December 31, 2000, a near-term change in interest rates, within a 95 percent confidence level based on historical interest rate movements, would not materially affect the consolidated financial position, results of operations or cash flows of the company. This is consistent with the overall interest rate exposure at December 31, 1999.

 COMMODITY PRICE RISK

  Certain raw materials and energy sources are subject to price volatility caused by weather, crude oil prices, supply and demand conditions and other unpredictable factors. Solutia periodically employs commodity price option contracts to hedge some of this exposure. The commodity price risk associated with the derivative instruments is not material to Solutia's consolidated financial position, results of operations or cash flow.

RECENTLY ISSUED ACCOUNTING STANDARDS

  Effective January 1, 2001, Solutia adopted SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activity," which provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. The adoption of SFAS No. 133 did not have a material effect on Solutia's consolidated financial statements.

  During the fourth quarter of 2000, Solutia adopted Staff
Accounting Bulletin 101, "Revenue Recognition in Financial
Statements" (SAB 101) which provides guidance related to revenue recognition. The adoption of SAB 101 did not have a material effect on Solutia's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The information appearing under "Derivative Financial
Instruments" on pages 23 and 24 above is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL SECTION--TABLE OF CONTENTS

                                                             Page
                                                            Number
                                                            ------

Management Report...........................................  26

Report of Independent Auditors..............................  26

Statement of Consolidated Income............................  27

Statement of Consolidated Comprehensive Income (Loss).......  27

Statement of Consolidated Financial Position................  28

Statement of Consolidated Cash Flow.........................  29

Statement of Consolidated Shareholders' Equity (Deficit)....  30

Notes to Consolidated Financial Statements..................  31

                      MANAGEMENT REPORT

  Management is responsible for the integrity, objectivity and preparation of Solutia Inc.'s consolidated financial statements and all of the related information appearing in this annual report. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, this information reflects estimates that are based upon currently available information and management's judgments.

  Management is also responsible for maintaining a system of internal accounting controls designed to provide reasonable assurance that Solutia's assets are safeguarded against material loss from unauthorized use or disposition and that authorized transactions are properly recorded to permit the preparation of accurate financial information. Cost/benefit judgments are an important consideration in this regard. The effectiveness of internal controls is maintained by careful personnel selection and thorough training, division of responsibilities, establishment and communication of policies and ongoing internal review programs and audits.

  Management believes that Solutia's system of internal accounting controls as of and for the period ended December 31, 2000, was effective and adequate to accomplish the objectives described above.

/s/ John C. Hunter III               /s/ Robert A. Clausen

John C. Hunter III                    Robert A. Clausen
Chairman, President and               Senior Vice President and
Chief Executive Officer               Chief Financial Officer

February 28, 2001

                 REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Solutia Inc.:

  We have audited the accompanying statements of consolidated financial position of Solutia Inc. and subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated income, comprehensive income (loss), cash flow, and shareholders' equity (deficit) for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Solutia Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
St. Louis, Missouri

February 28, 2001

                                     SOLUTIA INC.

                           STATEMENT OF CONSOLIDATED INCOME

                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 Year Ended December 31,
                                                               --------------------------
                                                                2000      1999      1998
                                                               ------    ------    ------
NET SALES...................................................   $3,185    $2,830    $2,835
Cost of goods sold..........................................    2,699     2,178     2,085
                                                               ------    ------    ------
GROSS PROFIT................................................      486       652       750
Marketing expenses..........................................      165       153       145
Administrative expenses.....................................      173       122       136
Technological expenses......................................       91        80        83
Amortization expense........................................       33         3        --
                                                               ------    ------    ------
OPERATING INCOME............................................       24       294       386
Equity earnings from affiliates.............................       35        36        25
Interest expense............................................      (83)      (40)      (43)
Gain on sale of Polymer Modifiers business..................       73        --        --
Other income (expense)--net.................................       (8)       13         7
                                                               ------    ------    ------
INCOME BEFORE INCOME TAXES..................................       41       303       375
Income taxes (benefit)......................................       (8)       97       126
                                                               ------    ------    ------
NET INCOME..................................................   $   49    $  206    $  249
                                                               ======    ======    ======
BASIC EARNINGS PER SHARE....................................   $ 0.46    $ 1.86    $ 2.16
                                                               ======    ======    ======
DILUTED EARNINGS PER SHARE..................................   $ 0.46    $ 1.80    $ 2.03
                                                               ======    ======    ======

Weighted average equivalent shares (in millions):
  Basic.....................................................    105.9     110.8     115.5
  Effect of dilutive securities:
    Common share equivalents--common stock issuable upon
     exercise of outstanding stock options..................      1.6       3.8       7.3
                                                               ------    ------    ------
  Diluted...................................................    107.5     114.6     122.8
                                                               ======    ======    ======

                   STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

                                  (DOLLARS IN MILLIONS)

                                                                Year Ended December 31,
                                                               -------------------------
                                                                2000      1999      1998
                                                                ----      ----      ----
NET INCOME..................................................   $   49     $206      $249
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments............................      (86)     (44)       10
Minimum pension liability adjustments, net of tax of $4 in
 2000, $2 in 1999, and $2 in 1998...........................        7       (4)       (3)
                                                               ------     ----      ----
COMPREHENSIVE INCOME (LOSS).................................   $  (30)    $158      $256
                                                               ======     ====      ====

See accompanying Notes to Consolidated Financial Statements.

                                SOLUTIA INC.

               STATEMENT OF CONSOLIDATED FINANCIAL POSITION

              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              As of December 31,
                                                              ------------------
                                                                2000       1999
                                                               ------     ------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................   $   19     $   28
Trade receivables, net of allowances of $12 in 2000 and $12
 in 1999....................................................      406        483
Miscellaneous receivables and prepaid expenses..............      126        131
Deferred income tax benefit.................................      107        101
Inventories.................................................      357        371
                                                               ------     ------
TOTAL CURRENT ASSETS........................................    1,015      1,114
PROPERTY, PLANT AND EQUIPMENT:
Land........................................................       60         68
Buildings...................................................      421        436
Machinery and equipment.....................................    2,982      2,919
Construction in progress....................................       62        272
                                                               ------     ------
Total property, plant and equipment.........................    3,525      3,695
Less accumulated depreciation...............................    2,320      2,379
                                                               ------     ------
NET PROPERTY, PLANT AND EQUIPMENT...........................    1,205      1,316
INVESTMENTS IN AFFILIATES...................................      351        377
GOODWILL, net of accumulated amortization of $24 in 2000 and
 $2 in 1999.................................................      421        511
IDENTIFIED INTANGIBLE ASSETS, net of accumulated
 amortization of $16 in 2000 and $5 in 1999.................      217         33
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................      190        232
OTHER ASSETS................................................      182        187
                                                               ------     ------
TOTAL ASSETS................................................   $3,581     $3,770
                                                               ======     ======

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................................   $  359     $  312
Wages and benefits..........................................       45         59
Postretirement liabilities..................................       78         86
Miscellaneous accruals......................................      373        359
Short-term debt.............................................      494        511
                                                               ------     ------
TOTAL CURRENT LIABILITIES...................................    1,349      1,327
LONG-TERM DEBT..............................................      784        802
POSTRETIREMENT LIABILITIES..................................      941        998
OTHER LIABILITIES...........................................      541        561
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock (authorized, 600,000,000 shares, par value
 $0.01)
  Issued: 118,400,635 shares in 2000 and 1999...............        1          1
  Additional contributed capital............................     (141)      (137)
  Treasury stock, at cost (15,484,194 and 8,859,764 shares
   in 2000 and 1999, respectively)..........................     (296)      (209)
Unearned ESOP shares........................................       (9)       (18)
Accumulated other comprehensive income (loss)...............     (108)       (29)
Reinvested earnings.........................................      519        474
                                                               ------     ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........................      (34)        82
                                                               ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)........   $3,581     $3,770
                                                               ======     ======

See accompanying Notes to Consolidated Financial Statements.

                                   SOLUTIA INC.

                      STATEMENT OF CONSOLIDATED CASH FLOW

                              (DOLLARS IN MILLIONS)

                                                               Year Ended December 31,
                                                              -------------------------
                                                               2000     1999     1998
                                                               ----     ----     ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING
 ACTIVITIES:
Net income..................................................  $  49    $  206    $ 249
Adjustments to reconcile to Cash From Operations:
  Items that did not use (provide) cash:
    Deferred income taxes...................................     23        23       32
    Depreciation and amortization...........................    191       151      147
    Amortization of deferred credits........................    (12)      (10)      (7)
    Restructuring expenses and other special
     charges--net...........................................    195        63       --
    Other...................................................    (15)       15       17
  Working capital changes that provided (used) cash:
    Trade receivables.......................................     69       (18)      68
    Inventories.............................................    (18)       42       (6)
    Accounts payable and accrued liabilities................    (64)     (114)       3
    Other...................................................     (1)        6       15
  Net pretax gains from asset disposals.....................    (79)       --       --
  Other items...............................................    (94)       --       19
                                                              -----     -----    -----
CASH FROM OPERATIONS........................................    244       364      537
                                                              -----     -----    -----
INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................   (221)     (257)    (158)
Acquisition and investment payments, net of cash acquired...   (110)     (835)      (8)
Property disposals and investment proceeds..................    220        30       22
                                                              -----     -----    -----
CASH USED IN INVESTING ACTIVITIES...........................   (111)   (1,062)    (144)
                                                              -----     -----    -----
FINANCING ACTIVITIES:
Net change in short-term debt obligations...................    (23)      511     (190)
Long-term debt proceeds.....................................     --       201       --
Long-term debt reductions...................................    (13)       --       --
Treasury stock purchases....................................   (106)      (79)    (161)
Dividend payments...........................................     (4)       (4)      (5)
Common stock issued under employee stock plans..............      4         8       28
                                                              -----     -----    -----
CASH (USED IN) FROM FINANCING ACTIVITIES....................   (142)      637     (328)
                                                              -----     -----    -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     (9)      (61)      65
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................     28        89       24
                                                              -----     -----    -----
END OF YEAR.................................................  $  19     $  28    $  89
                                                              =====     =====    =====

See accompanying Notes to Consolidated Financial Statements.

  The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest (net of amounts capitalized) were $88 million in 2000, $41 million in 1999 and $44 million in 1998. Cash payments for income taxes were $17 million in 2000, $43 million in 1999 and $94 million in 1998.

                                    SOLUTIA INC.

             STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

                               (DOLLARS IN MILLIONS)

                                                               Year Ended December 31,
                                                               -----------------------
                                                                2000    1999     1998
                                                                ----    ----     ----
COMMON STOCK:
BALANCE, JANUARY 1..........................................   $   1    $   1    $   1
                                                               -----    -----    -----
BALANCE, DECEMBER 31........................................   $   1    $   1    $   1
                                                               -----    -----    -----
ADDITIONAL CONTRIBUTED CAPITAL:
BALANCE, JANUARY 1..........................................   $(137)   $(131)   $(119)
  Employee stock plans and ESOP.............................      (4)      (6)     (12)
                                                               -----    -----    -----
BALANCE, DECEMBER 31........................................   $(141)   $(137)   $(131)
                                                               -----    -----    -----
TREASURY STOCK:
BALANCE, JANUARY 1..........................................   $(209)   $(143)   $ (22)
  Shares purchased (7,717,300 shares in 2000, 3,781,700
   shares in 1999, 6,246,300 shares in 1998)................    (106)     (79)    (161)
  Net shares issued under employee stock plans (1,092,870
   shares in 2000, 551,613 shares in 1999, 1,609,451
   shares in 1998)..........................................      19       13       40
                                                               -----    -----    -----
BALANCE, DECEMBER 31........................................   $(296)   $(209)   $(143)
                                                               -----    -----    -----
UNEARNED ESOP SHARES:
BALANCE, JANUARY 1..........................................   $ (18)   $ (25)   $ (31)
  Amortization of ESOP balance..............................       9        7        6
                                                               -----    -----    -----
BALANCE, DECEMBER 31........................................   $  (9)   $ (18)   $ (25)
                                                               -----    -----    -----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
    ACCUMULATED CURRENCY ADJUSTMENT:
    BALANCE, JANUARY 1......................................     (15)      29       19
    Currency translation adjustments........................     (86)     (44)      10
                                                               -----    -----    -----
    BALANCE, DECEMBER 31....................................    (101)     (15)      29
                                                               -----    -----    -----
    MINIMUM PENSION LIABILITY:
    BALANCE, JANUARY 1......................................     (14)     (10)      (7)
    Minimum pension liability adjustments...................       7       (4)      (3)
                                                               -----    -----    -----
    BALANCE, DECEMBER 31....................................      (7)     (14)     (10)
                                                               -----    -----    -----
BALANCE, DECEMBER 31........................................   $(108)   $ (29)   $  19
                                                               -----    -----    -----
REINVESTED EARNINGS:
BALANCE, JANUARY 1..........................................   $ 474    $ 272    $  28
  Net income................................................      49      206      249
  Dividends.................................................      (4)      (4)      (5)
                                                               -----    -----    -----
BALANCE, DECEMBER 31........................................   $ 519    $ 474    $ 272
                                                               -----    -----    -----
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........................   $ (34)   $  82    $  (7)
                                                               =====    =====    =====

See accompanying Notes to Consolidated Financial Statements.

                            SOLUTIA INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations

    Solutia Inc. and its subsidiaries produce and market a variety of high-performance chemical-based materials. Solutia's strategic focus is built on key strengths, including complex manufacturing capabilities, process engineering expertise, technical service, customer problem solving, polymer chemistry and fiber technology. These world-class skills are applied to create solutions and products for customers in the consumer, household, automotive, industrial products and pharmaceutical industries. Solutia's products and services include SAFLEX(R) plastic interlayer; window and industrial films; GELVA(R) pressure-sensitive adhesives; liquid, powder and waterborne resins; VYDYNE(R) and ASCEND(TM) nylon polymers; process research, process development and scale-up services for the pharmaceutical industry; and nylon fibers.

    Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation). On September 1, 1997, Monsanto distributed all of the outstanding shares of common stock of the company as a dividend to Monsanto stockholders (the spinoff). As a result of the spinoff, on September 1, 1997, Solutia became an independent publicly held company listed on the New York Stock Exchange and its operations ceased to be owned by Monsanto. Negative additional contributed capital arose upon the spinoff.

    Basis of Consolidation

    The consolidated financial statements include the accounts of Solutia and its majority-owned subsidiaries. Other companies in which Solutia has a significant interest (20 to 50 percent) are included in "Investments in Affiliates" in the Statement of Consolidated Financial Position. Solutia's share of these companies' net earnings or losses is reflected in "Equity Earnings from Affiliates" in the Statement of Consolidated Income.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates were used to account for restructuring reserves, environmental reserves, self-insurance reserves, employee benefit plans, asset impairments and contingencies.

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

    Inventory Valuation

    Inventories are stated at cost or market, whichever is less. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. The cost of certain inventories (69 percent as of December 31, 2000) is determined by the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of other inventories generally is determined by the first-in, first-out (FIFO) method.

                            SOLUTIA INC.

    Property, Plant and Equipment

    Property, plant and equipment are recorded at cost. The cost of plant and equipment is depreciated over weighted average periods of 20 years for buildings and 12 years for machinery and equipment, by the straight-line method.

    Intangible Assets

    The cost of intangible assets is amortized on a straight-line basis over the estimated periods benefited, generally 20 years for goodwill and periods ranging from 5 to 20 years for identified intangible assets.

    Impairment of Long-Lived Assets

    Impairment tests of long-lived assets are made when conditions indicate a possible loss. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset value is written down to its fair value based upon market prices or, if not available, upon discounted cash value, at an appropriate discount rate.

    Environmental Remediation

    Costs for remediation of waste disposal sites are accrued in the accounting period in which the obligation is probable and when the cost is reasonably estimable. Postclosure costs for hazardous and other waste facilities at operating locations are accrued over the estimated life of the facility as part of its anticipated closure cost. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from insurance or third parties. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

    Revenue Recognition

    Revenues are recorded when products are shipped. In the case of the pharmaceutical services businesses, revenues are primarily recorded on a percentage of completion method.

    Derivative Financial Instruments

    Currency forward contracts are used to manage currency exposures for financial instruments denominated in currencies other than the entity's functional currency. Natural gas contracts are used to manage some of the exposure for the cost of natural gas. Gains and losses on contracts that are designated and effective as hedges are included in net income and offset the exchange gain or loss of the transaction being hedged.

    Major currencies affecting the company's business are the U.S. dollar, the British pound sterling, the euro, the Canadian dollar and the Brazilian real. Currency restrictions are not expected to have a significant effect on Solutia's cash flow, liquidity or capital resources.

    Income Taxes

    Solutia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates.

    Currency Translation

    The local currency has been used as the functional currency for nearly all worldwide locations. The financial statements for most of Solutia's ex-U.S. operations are translated into U.S. dollars at current exchange rates.

                            SOLUTIA INC.

Unrealized currency translation adjustments in the Statement of Consolidated Financial Position are accumulated in equity.

    Earnings per Share

    Solutia measures earnings per share under the guidance of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share is a measure of operating performance that assumes no dilution from securities or contracts to issue common stock. Diluted earnings per share is a measure of operating performance by giving effect to the dilution that would occur if securities or contracts to issue common stock were exercised or converted.

    New Accounting Pronouncements

    Effective January 1, 2001, Solutia adopted SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activity," which provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. The adoption of SFAS No. 133 did not have a material effect on Solutia's consolidated financial statements.

    During the fourth quarter of 2000, Solutia adopted Staff
Accounting Bulletin 101, "Revenue Recognition in Financial
Statements" (SAB 101) which provides guidance related to revenue recognition. The adoption of SAB 101 did not have a material effect on Solutia's consolidated financial statements.

    Reclassifications

    Certain reclassifications to prior years' financial information have been made to conform to the 2000 presentation.

2. ACQUISITIONS AND DIVESTITURES

    During the third quarter of 2000, Solutia completed the sale of its Polymer Modifiers business and related manufacturing facilities to Ferro Corporation for approximately $130 million. As a result of this transaction, Solutia recognized a $73 million pretax gain
($46 million aftertax). Solutia's results of operations included net sales of approximately $90 million in 2000, $145 million in 1999 and $147 million in 1998 and operating income of approximately
$16 million in 2000, $36 million in 1999 and $36 million in 1998, from the Polymer Modifiers business. During the second quarter of 2000, Solutia recognized a $15 million pretax gain ($9 million aftertax) on the sale of substantially all of its minority interest in P4 Production L.L.C., a phosphorus manufacturing venture. The results of operations from Solutia's minority interest in P4 Production L.L.C. were not material to Solutia's consolidated results of operations.

    During the first quarter of 2000, Solutia completed two acquisitions in the Specialty Products segment, which provide custom process and technology services to the global pharmaceutical industry. In the first acquisition, which closed on February 10, Solutia acquired CarboGen Holdings AG. CarboGen is a leading process research and development firm. In the second acquisition, which closed on March 24, Solutia purchased AMCIS AG. AMCIS serves the global pharmaceutical industry by developing production processes and by manufacturing active ingredients for clinical trials and small-volume commercial drugs. The combined purchase price for these acquisitions was approximately $118 million, which was financed with commercial paper and the assumption of debt.

    Both of the acquisitions have been accounted for using the purchase method. The allocations of the purchase price to the assets and liabilities acquired resulted in current assets of $17 million, non-current assets of $27 million, goodwill of $57 million, other intangible assets of $41 million, current liabilities of $21 million and non-current liabilities of $3 million. Goodwill is being amortized over its estimated useful life of 20 years, and other intangible assets are being amortized over their estimated useful lives, which average 18 years.

                            SOLUTIA INC.

    Results of operations for CarboGen and AMCIS were included in Solutia's results of operations from the acquisition dates. The results of operations for the acquired businesses were not material to Solutia's consolidated results of operations for 2000.

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

    The acquisition has been accounted for using the purchase method. The allocation of the purchase price to the assets and liabilities acquired resulted in current assets of $192 million, non-current assets of $227 million, goodwill of $321 million, other intangible assets of approximately $163 million, current liabilities of $99 million and non-current liabilities of $187 million. Goodwill is being amortized over its estimated useful life of 20 years, and other intangible assets are being amortized over their estimated useful lives, which average 19 years.

    On May 25, 1999, Solutia acquired CPFilms Inc. from Akzo Nobel N.V. for approximately $200 million, which was financed with commercial paper. CPFilms is a leading manufacturer and marketer of window film and other high-technology film products for automotive and architectural after-markets and a variety of other specialty film applications. The acquisition has been accounted for using the purchase method. The allocation of the purchase price to the identifiable assets and liabilities acquired resulted in goodwill of approximately $80 million. Goodwill and other intangible assets will be amortized over their estimated useful lives of 20 years. CPFilms' results of operations from May 25, 1999, through December 31, 1999, were included in Solutia's Statement of Consolidated Income for the year ended December 31, 1999.

    The following unaudited pro forma condensed information for the years ended December 31, 1999 and 1998, give effect to the acquisitions of CPFilms and Vianova Resins, and the associated debt financing, as if the acquisitions and the financing had occurred as of the beginning of the periods presented.

                                                          For the Year Ended
                                                              December 31
                                                          -------------------
                                                           1999         1998
                                                          ------       ------
(Unaudited)
Net sales...........................................      $3,357       $3,465
Net income..........................................         203          241

Basic earnings per share............................        1.83         2.09
Diluted earnings per share..........................        1.77         1.97

3. RESTRUCTURING AND BUSINESS COMBINATION RESERVES

    During the fourth quarter of 2000, Solutia recorded restructuring charges of $53 million ($33 million aftertax) to cost of goods sold for costs associated with work force reductions of approximately 700 people across all world areas of the company and the closure of certain non-strategic facilities. The restructuring actions are expected to be carried out by the end of 2001. Approximately 80 percent of the workforce reductions are planned for North American business and manufacturing operations, and approximately 20 percent are planned for European, Asian and Latin American operations and sales offices. Management and senior management positions represent approximately one-third of the workforce reductions. The closure of non-strategic facilities is not anticipated to have a significant impact on future operations.

                            SOLUTIA INC.

    The following table summarizes the 2000 restructuring charge and amounts utilized to carry out those plans:

                                          Employment       Shutdown of
                                          Reductions       Facilities        Total
                                          ----------       -----------       -----
Balance at January 1, 2000..........         $--               $--            $--
     Charges taken..................          50                 3             53
     Amounts utilized...............          --                (3)            (3)
                                             ---               ---            ---
BALANCE AT DECEMBER 31, 2000........         $50               $--            $50
                                             ===               ===            ===

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

    The following table summarizes the Vianova Resins integration costs and amounts utilized to carry out those plans:

                                          Employment       Shutdown of
                                          Reductions       Facilities        Total
                                          ----------       -----------       -----
Balance at January 1, 2000..........         $--               $--            $--
     Charges taken..................          10                 1             11
     Amounts utilized...............          (2)               --             (2)
                                             ---               ---            ---
BALANCE AT DECEMBER 31, 2000........         $ 8               $ 1            $ 9
                                             ===               ===            ===

    As part of the integration of Vianova Resins with Solutia's resins businesses, Solutia identified excess production capacity for certain Solutia resins products that will allow for the consolidation of production facilities. As a result, Solutia decided to exit operations at the Port Plastics site in Addyston, Ohio. An $8 million ($5 million aftertax) charge to cost of goods sold was recorded in the second quarter of 2000 to carry out the exit plan. The charge included $2 million to write down plant assets to their fair value of approximately $1 million, $2 million of dismantling costs and $4 million of estimated costs for which Solutia is contractually obligated under an operating agreement. Fair value was determined by discounting future cash flows using an appropriate discount rate. Under the operating agreement, Solutia is required to provide 24 months notice of intent to exit and to pay contractually obligated costs for an additional 18 months thereafter to a third-party operator. The contractually obligated costs represent direct manufacturing, overhead, utilities and severance. The financial impact will not be material to Solutia as production will be shifted to other production facilities.

    The following table summarizes the 2000 restructuring charge and amounts utilized to carry out those plans:

                                   Shutdown of      Asset Write-      Other
                                   Facilities          downs          Costs      Total
                                   -----------      ------------      -----      -----
Balance at January 1, 2000.....        $--              $--            $--        $--
     Charges taken.............          2                2              4          8
     Amounts utilized..........         --               (2)            --         (2)
                                       ---              ---            ---        ---
BALANCE AT DECEMBER 31, 2000...        $ 2              $--            $ 4        $ 6
                                       ===              ===            ===        ===

                            SOLUTIA INC.

    In February 1999, Integrated Nylon's ammonia unit experienced the failure of certain equipment critical to the production process.
Based on an analysis of the economics of purchased ammonia and the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) special operations charge to cost of goods sold was recorded in the first quarter of 1999 to implement the exit plan. The charge included $2 million to write down the assets to their fair value of approximately $4 million, $4 million of dismantling costs and $22 million of costs for which Solutia is contractually obligated under an operating agreement. During the first quarter of 2000, Solutia entered into an agreement for the dismantling of those assets by a third-party and as a result, transferred the liability for dismantling to the third-party. During the third quarter of 2000, Solutia reached an agreement with the plant operator for the final settlement of the contractually obligated costs. As a result, Solutia transferred the liability for the contractually obligated costs to accrued liabilities. Net sales for the ammonia business were $1 million for the year ended December 31, 1999, and $20 million in 1998. Operating income for those periods was minimal.

    The following table summarizes the 1999 restructuring charge and amounts utilized to carry out those plans:

                                      Shutdown of       Asset Write-       Other
                                      Facilities           downs           Costs       Total
                                      -----------       ------------       -----       -----
Balance at January 1, 1999......          $--               $--            $ --        $ --
     Charges taken..............            4                 2              22          28
     Amounts utilized...........           --                (2)             (6)         (8)
                                          ---               ---            ----        ----
Balance at December 31, 1999....          $ 4               $--            $ 16        $ 20
                                          ---               ---            ----        ----
     Amounts utilized...........           (4)               --             (16)        (20)
                                          ---               ---            ----        ----
BALANCE AT DECEMBER 31, 2000....          $--               $--            $ --        $ --
                                          ===               ===            ====        ====

    In December 1996, Solutia recorded pretax restructuring charges of $256 million ($164 million aftertax) to cover costs associated with the closure or sale of certain facilities, asset write-offs and work force reductions of approximately 900 people across all world areas and functions of the company. The workforce reductions were required to reduce staffing for the spinoff and for the implementation of new business systems and methodologies. Approximately two-thirds of the workforce reductions were planned for North American business and manufacturing operations, and approximately one-third were planned for European, Asian and Latin American operations and sales offices. Of the North American reductions, approximately half of the reductions were management and senior management positions.

    Activities completed during 1999 included the shutdowns of certain facilities and the final stage of headcount reductions totaling approximately 150 people. The 1999 headcount reductions occurred in Solutia's Asian, European and North American operations. Total headcount reductions under the 1996 restructuring were approximately 900 people. The headcount reductions occurred over a longer period of time than management estimated due to the efforts required to complete the separation from Monsanto and the transition to new business systems and methodologies. In the fourth quarter of 1999, Solutia reversed excess restructuring reserves due to the completion of the actions at a lower cost than contemplated in the 1996 plan. A reversal of $1 million ($1 million aftertax) was made to eliminate a reserve for headcount reductions after the final stage of headcount reductions was carried out. A second reversal of $1 million ($1 million aftertax) was made to eliminate a reserve recorded to shutdown a non-strategic facility after that shutdown was completed at a lower cost.

    During 1998, actions taken under the 1996 restructuring plan included continuing the shutdowns of certain facilities and headcount reductions of approximately 50 people. The 50 people affected were in almost all areas of Solutia, but primarily in Solutia's shared service operations, and left the company by the end of 1998. During December 1998, Solutia also terminated approximately 100 individuals who left on various dates in the first half of 1999. During 1998, evaluations of the costs to complete Solutia's restructuring plans yielded lower cost estimates for certain of the restructuring actions. The second quarter 1998 review yielded lower cost estimates to complete the

                            SOLUTIA INC.

shutdown of certain facilities and resulted in the reversal of $3 million ($2 million aftertax) in that quarter. The third and fourth quarter 1998 reviews yielded downward revisions of the costs to implement the employment reduction plans due to higher than anticipated attrition that reduced employment levels without additional cost to the company. As a result, the company reversed restructuring reserves of $3 million ($2 million aftertax) in the third quarter 1998 and $3 million ($2 million aftertax) in the fourth quarter.

    The following table summarizes the actions of the 1996 plan carried out during 1998 and 1999:

                                            Employee        Shutdown of
                                           Reductions       Facilities        Total
                                           ----------       -----------       -----
Balance at January 1, 1998...........         $ 67              $29           $ 96
     Amounts utilized................          (24)              (8)           (32)
     Adjustments.....................           (6)              (3)            (9)
                                              ----              ---           ----
Balance at December 31, 1998.........         $ 37              $18           $ 55
                                              ----              ---           ----
     Amounts utilized................          (36)             (17)           (53)
     Adjustments.....................           (1)              (1)            (2)
                                              ----              ---           ----
Balance at December 31, 1999.........         $ --              $--           $ --
                                              ====              ===           ====

    For all of Solutia's restructuring charges, expenses were recorded based on estimates prepared at the time the restructuring actions were approved by the board of directors or management. Adjustments to these estimates, shown in the tables above, were credited to costs of goods sold in the respective year.

4. ASSET IMPAIRMENTS

    During the fourth quarter of 2000, Solutia recorded a $76 million ($47 million aftertax) impairment charge to cost of goods sold primarily for the write-off of certain non-performing and non-strategic fiber spinning, drawing and packaging equipment which supports several of Integrated Nylon's product lines. Solutia also recorded an impairment charge to cost of goods sold of $15 million ($10 million aftertax) for the write-off of chlorobenzenes' production equipment. The impairments were indicated by current period operating losses and projections of continued losses primarily because of the noncompetitive cost positions these businesses have and the competitive market conditions that they face. The carrying values of the assets were written off as determined by discounting expected future cash flows, using an appropriate discount rate. The assumptions used in the cash flow projections were not materially different from the market conditions experienced in 2000. These conditions are not expected to improve significantly in the foreseeable future. The cash flow assumptions included a declining demand and market share combined with decreased operating margins. Lower operating margins reflect the non-competitive cost position of these businesses and the impact of lower selling prices associated with an extremely competitive operating environment.

    During the second quarter of 2000, Solutia recorded a $6 million ($4 million aftertax) impairment charge to administrative expenses for the write-down of capitalized software costs related to the formation of the Astaris joint venture. The software had previously been fully dedicated to Solutia's Phosphorus Derivatives business. Impairment was indicated by a significant change in the extent and manner in which Astaris was expected to utilize the asset under a transition services agreement. The carrying value of the asset was written down to its estimated fair value, as determined by discounting expected future cash flows, using an appropriate discount rate.

    An impairment charge of $6 million ($4 million aftertax) was recorded in the first quarter of 1999 to cost of goods sold primarily to write down a bulk continuous filament spinning machine as a result of management's decision to shut down the equipment due to a noncompetitive cost position. The adjusted carrying value of the machine is $0.5 million. The charge is due to a review under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," which indicated that the carrying amount of the assets exceeded the identifiable, undiscounted cash flows related to the assets. Fair value of the assets was determined based on estimates

                            SOLUTIA INC.

of market prices for the machinery. Operating income derived from the machinery was minimal in the years ended December 31, 1999 and 1998.

5. INVESTMENTS IN AFFILIATES

    In April 2000, Astaris L.L.C., a joint venture between Solutia and FMC Corporation, started operations to manufacture and market phosphorus chemicals. Solutia contributed its Phosphorus Derivatives business to the joint venture in exchange for a 50 percent ownership share. Net assets contributed to the venture totaled approximately $87 million. Solutia accounts for the joint venture using the equity method of accounting. During the third quarter of 2000, Solutia received $85 million from Astaris representing a cash distribution and repayment of working capital loans.

    At December 31, 2000, Solutia's investments in affiliates consisted principally of its 50 percent interests in the Flexsys, Advanced Elastomers Systems and Astaris joint ventures for which Solutia uses the equity method of accounting. Summarized combined financial information for 100 percent of the Flexsys, AES and Astaris joint ventures is as follows:

                                                   2000        1999       1998
                                                  ------       ----       ----
Results of operations:
    Net sales...............................      $1,247       $869       $838
    Gross profit............................         327        267        256
    Operating income........................         138        108        116
    Net income..............................          95         85         94

Financial position:
    Current assets..........................      $  552       $398
    Noncurrent assets.......................         744        518
    Current liabilities.....................         347        275
    Noncurrent liabilities..................         334         48

6. INVENTORY VALUATION

    The components of inventories were:

                                                           2000        1999
                                                           -----       -----
Finished goods.......................................      $ 305       $ 260
Goods in process.....................................        105         121
Raw materials and supplies...........................        108         109
                                                           -----       -----
Inventories, at FIFO cost............................        518         490
Excess of FIFO over LIFO cost........................       (161)       (119)
                                                           -----       -----
TOTAL................................................      $ 357       $ 371
                                                           =====       =====

    Inventories at FIFO approximate current cost. The effects of LIFO inventory liquidations were not significant.

                            SOLUTIA INC.

7. INCOME TAXES

    The components of income before income taxes were:

                                                    2000       1999       1998
                                                    ----       ----       ----
United States.................................      $(23)      $224       $285
Outside United States.........................        64         79         90
                                                    ----       ----       ----
TOTAL.........................................      $ 41       $303       $375
                                                    ====       ====       ====

    The components of income tax expense (benefit) charged to operations were:

                                                    2000       1999       1998
                                                    ----       ----       ----
Current:
    U.S. federal..............................      $(63)      $ 48       $ 66
    U.S. state................................        (2)         6          3
    Outside United States.....................        34         20         25
                                                    ----       ----       ----
                                                     (31)        74         94
                                                    ----       ----       ----

Deferred:
    U.S. federal..............................        46         18         21
    U.S. state................................        (7)        --          6
    Outside United States.....................       (16)         5          5
                                                    ----       ----       ----
                                                      23         23         32
                                                    ----       ----       ----
TOTAL.........................................      $ (8)      $ 97       $126
                                                    ====       ====       ====

    During 2000, Germany reduced its corporate tax rate effective January 1, 2001. In accordance with SFAS No. 109, "Accounting for Income Taxes," Solutia recognized $7 million of income to record the net effect of the change on deferred income tax assets and liabilities. This adjustment is included as part of the deferred tax provision above.

    Factors causing Solutia's effective tax rate to differ from the U.S. federal statutory rate were:

                                                      2000       1999       1998
                                                      ----       ----       ----
U.S. federal statutory rate.....................       35%        35%        35%
U.S. state income taxes.........................      (15)         2          2
Tax benefit of foreign sales corporation........      (13)        (2)        (2)
Taxes related to foreign income, net of
  credits.......................................      (17)        (1)        --
Valuation allowances............................       32         --         --
Income from equity affiliates recorded net of
  tax...........................................      (37)        (4)        (2)
Other...........................................       (6)         2          1
                                                      ---         --         --
EFFECTIVE INCOME TAX RATE.......................      (21)%       32%        34%
                                                      ===         ==         ==

                            SOLUTIA INC.

    Deferred income tax balances were related to:

                                                           2000        1999
                                                           -----       -----
Property.............................................      $(173)      $(197)
Postretirement benefits..............................        377         399
Restructuring reserves...............................         29           7
Environmental liabilities............................         64          76
Intangible assets....................................        (66)         --
Inventory............................................         --          (3)
Valuation allowances.................................        (13)         --
Other................................................        (21)         17
                                                           -----       -----
NET DEFERRED TAX ASSETS..............................      $ 197       $ 299
                                                           =====       =====

    At December 31, 2000, foreign tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $13 million, all of which expire in 2005. Valuation allowances have been provided for the foreign tax credit carryforwards that are not likely to be utilized. Income taxes and remittance taxes have not been recorded on $77 million in undistributed earnings of subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because Solutia intends to reinvest those earnings indefinitely. It is not practicable to estimate the tax effect of remitting these earnings to the United States.

8. DEBT OBLIGATIONS

    Solutia's debt obligations include commercial paper, notes and debentures. The weighted average interest rate on total debt outstanding at December 31, 2000, was 6.7 percent and was 6.8 percent at December 31, 1999.

    Debt Maturing in One Year

    Debt maturing in one year consisted of commercial paper balances of $485 million at December 31, 2000, and $511 million at December 31, 1999. Weighted average interest rates on commercial paper balances were 6.6 percent during 2000, 5.5 percent in 1999 and 5.7 percent during 1998.

    At December 31, 1999, $201 million of outstanding commercial paper was reclassified from short-term debt to long-term debt based on Solutia's intention to refinance that amount through the issuance of euro 200 million of notes, due February 2005.

    Solutia's commercial paper program is principally supported by an $800 million, five-year revolving credit facility ($800 million facility) with a syndicate of commercial banks. The $800 million facility is also available for working capital and other general corporate purposes. This agreement was amended during November 1999, principally to allow the issuance of commercial paper in euros, as well as U.S. dollars.

    During November 2000, Solutia put in place a $250 million, 364-day multi-currency revolving credit agreement ($250 million facility) with a syndicate of commercial banks. The $250 million facility has terms that are generally consistent with the terms of the $800 million facility. The $250 million facility supports Solutia's commercial paper program and is available for working capital and other general corporate purposes.

    Both the $800 million facility and the $250 million facility contain various covenants that, among other things, restrict Solutia's ability to merge with another entity and require Solutia to meet certain leverage and interest coverage ratios. Solutia does not anticipate that future borrowings will be limited by the terms of these agreements. Interest on amounts borrowed under these credit facilities is expected to approximate money market rates.

                            SOLUTIA INC.

    Long-Term Debt

    Long-term debt consisted of the following:

                                                             2000       1999
                                                             ----       ----
Commercial paper.......................................      $ --       $201
6.5% notes due 2002....................................       150        150
7.375% debentures due 2027.............................       300        300
6.72% debentures due 2037..............................       150        150
6.25% euro notes due 2005..............................       186         --
Other..................................................         1          4
Unamortized debt discount..............................        (3)        (3)
                                                             ----       ----
TOTAL..................................................      $784       $802
                                                             ====       ====

    Other notes of $1 million at December 31, 2000, and $4 million at December 31, 1999, were assumed in the acquisition of Vianova
Resins.

    The notes and debentures are unsecured obligations. Interest is payable semiannually, on April 15 and October 15 of each year. The holders of the 2037 debentures have the right to require repayment on October 15, 2004. The notes and debentures contain provisions that, among other things, restrict Solutia's ability to create liens against assets and its ability to enter into sale and leaseback transactions.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair value of Solutia's long-term debt was $685 million as of December 31, 2000, and $761 million as of December 31, 1999. These estimates compare with the recorded amount of $784 million in 2000 and $802 million in 1999.

    The recorded amounts of cash, trade receivables, third-party guarantees, accounts payable and short-term debt approximate their fair values at both December 31, 2000, and December 31, 1999. The estimated fair value of the company's foreign currency forward contracts and natural gas contracts was not material. Notional amounts for purchase contracts were $286 million at December 31, 2000, and $44 million at December 31, 1999, and for sell contracts the notional amounts were $265 million at December 31, 2000, and $44 million at December 31, 1999.

    Fair values are estimated by the use of quoted market prices, estimates obtained from brokers and other appropriate valuation techniques and are based upon information available as of December 31, 2000, and December 31, 1999. The fair-value estimates do not necessarily reflect the values Solutia could realize in the current market.

10. POSTRETIREMENT BENEFITS

    Pension benefits are based on the employee's age, years of service and/or compensation level. The qualified pension plan is funded in accordance with Solutia's long-range projections of the plan's financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations. Prior to the spinoff, the majority of Solutia's employees participated in Monsanto's noncontributory pension plans. In conjunction with the spinoff, Monsanto assumed pension liabilities and received related assets from those plans for its applicable active employees and for certain former employees who left Monsanto in earlier years.

    The majority of Solutia's employees also participate in benefit programs that provide certain health care and life insurance benefits for retired employees. Substantially all regular, full-time U.S. employees and certain employees in other countries may become eligible for these benefits if they reach retirement age while employed by Solutia and have the required years of service. These postretirement benefits are unfunded and are generally based on the

                            SOLUTIA INC.

employee's age, years of service and/or compensation level. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. In connection with the spinoff, Solutia assumed retiree medical liabilities for its applicable active employees and for approximately two-thirds of the retired U.S. employees of Monsanto.

    During the second quarter of 1998, Solutia amended certain of its postretirement health care plans, primarily to adjust cost-sharing provisions. The amendment resulted in a $161 million reduction in the company's accumulated postretirement benefit obligation, which is being amortized over the average remaining service life of plan participants of approximately 12 years.

    For 2000, 1999 and 1998, Solutia's pension and healthcare and other benefit costs were as follows:

                                                      Pension Benefits              Healthcare and Other Benefits
                                                -----------------------------       -----------------------------
                                                2000        1999        1998        2000        1999        1998
                                                -----       -----       -----       -----       -----       -----
Service costs for benefits earned.........      $  32       $  38       $  33        $10         $11         $11
Interest cost on benefit obligation.......        131         132         130         53          49          54
Assumed return on plan assets.............       (144)       (153)       (147)        --          --          --
Prior service costs.......................         21          21          19        (18)        (18)        (12)
Transition asset..........................        (10)        (10)        (10)        --          --          --
Unrecognized net (gain)/loss..............          4          (3)         (3)         7           6           1
Settlement................................        (23)         --          --         --          --          --
                                                -----       -----       -----        ---         ---         ---
TOTAL.....................................      $  11       $  25       $  22        $52         $48         $54
                                                =====       =====       =====        ===         ===         ===

    Components of the changes in fair value of plan assets, changes in the benefit obligation and the funding status of Solutia's postretirement plans are as follows:

                                                                                              Healthcare and
                                                                   Pension Benefits           Other Benefits
                                                                  -------------------         ---------------
                                                                   2000         1999          2000       1999
                                                                  ------       ------         ----       ----
CHANGES IN FAIR VALUE OF PLAN ASSETS
    Fair value of plan assets at January 1..................      $1,973       $1,910         $ --       $ --
    Actual return on plan assets............................          92          349           --         --
    Acquisitions............................................          --            2           --         --
    Settlements.............................................         (37)          --           --         --
    Benefits paid...........................................        (304)        (288)          --         --
                                                                  ------       ------         ----       ----
    FAIR VALUE OF PLAN ASSETS AT DECEMBER 31................      $1,724       $1,973         $ --       $ --
                                                                  ------       ------         ----       ----
CHANGES IN BENEFIT OBLIGATION
    Benefit obligation at January 1.........................      $1,833       $1,983         $720       $726
    Service costs...........................................          32           38           10         11
    Interest cost...........................................         131          132           53         49
    Participant contributions...............................          --           --            7          2
    Actuarial gains and losses..............................         111          (54)          51         12
    Acquisitions............................................          --           21           --         --
    Settlements.............................................         (37)          --          (17)        --
    Benefits paid...........................................        (326)        (300)         (92)       (80)
    Plan amendments.........................................           2           13           --         --
                                                                  ------       ------         ----       ----
    BENEFIT OBLIGATION AT DECEMBER 31.......................      $1,746       $1,833         $732       $720
                                                                  ======       ======         ====       ====

                            SOLUTIA INC.

    Plan assets consist principally of common stocks and U.S.
government and corporate obligations. Contributions to the pension benefit plans were neither required nor made in 2000 and 1999 because Solutia's principal pension plan is adequately funded, using assumed returns.

    The funded status of Solutia's postretirement benefit plans at December 31, 2000, and 1999 was as follows:

                                                                                             Healthcare and
                                                                  Pension Benefits           Other Benefits
                                                                  -----------------         -----------------
                                                                  2000        1999          2000        1999
                                                                  -----       -----         -----       -----
FUNDED STATUS...............................................      $ (22)      $ 140         $(732)      $(720)
Unrecognized actuarial (gain)/loss..........................       (294)       (464)           65          18
Unrecognized prior service costs............................        135         149          (141)       (159)
Additional liability........................................        (13)        (25)           --          --
Unrecognized transition (gain)/loss.........................         (5)        (13)           --          --
                                                                  -----       -----         -----       -----
ACCRUED NET LIABILITY AT DECEMBER 31........................      $(199)      $(213)        $(808)      $(861)
                                                                  =====       =====         =====       =====

    The accrued net liability was included in:

                                                                                             Healthcare and
                                                                  Pension Benefits           Other Benefits
                                                                  -----------------         -----------------
                                                                  2000        1999          2000        1999
                                                                  -----       -----         -----       -----
Current postretirement liabilities..........................      $  --       $  --         $ (78)      $ (86)
Long-term postretirement liabilities........................       (211)       (223)         (730)       (775)
Less: Other assets..........................................         12          10            --          --
                                                                  -----       -----         -----       -----
ACCRUED NET LIABILITY.......................................      $(199)      $(213)        $(808)      $(861)
                                                                  =====       =====         =====       =====

    Certain of Solutia's pension benefit plans are unfunded and therefore have accumulated benefit obligations in excess of plan assets. Information regarding these unfunded plans is as follows:

                                                              2000       1999
                                                              ----       ----
Projected benefit obligation............................      $25        $30
Accumulated benefit obligation..........................       23         24
Fair value of plan assets...............................       --         --

    The significant actuarial assumptions used to estimate the projected benefit obligation for the company's principal pension, healthcare and other benefit plans were as follows:

                                                                                            Healthcare and
                                                                  Pension Benefits          Other Benefits
                                                                  -----------------         ---------------
                                                                  2000        1999          2000       1999
                                                                  ----        ----          ----       ----
Discount rate...............................................      7.25%       7.50%         7.25%      7.50%
Assumed long-term rate of return on plan assets.............      9.50%       9.50%           --         --
Annual rates of salary increase (for plans that base
  benefits on final compensation level).....................      4.25%       4.50%           --         --
Assumed trend rate for healthcare costs.....................        --          --          5.00%      5.25%
Ultimate trend rate for healthcare costs....................        --          --          5.00%      5.25%

                            SOLUTIA INC.

    A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2000:

                                               1-PERCENTAGE-        1-PERCENTAGE-
                                               POINT INCREASE       POINT DECREASE
                                               --------------       --------------
Effect on total service and interest
  cost components........................           $ 1                  $ (1)
Effect on postretirement benefit
  obligation.............................            12                   (13)

11. EMPLOYEE SAVINGS PLANS

    In connection with the spinoff, Monsanto common stock held by the Monsanto Employee Stock Ownership Plan (ESOP) and related
Monsanto ESOP borrowings were allocated between Solutia and Monsanto.
As a result of this allocation, Solutia received 2.4 million shares of Monsanto common stock and assumed $29 million of ESOP debt to third parties. Simultaneously, Solutia created its own ESOP, established a trust to hold the Monsanto shares, and issued a $29 million loan to the trust. The trust used the proceeds of the loan to repay the assumed third-party debt. Subsequent to the spinoff, the ESOP trust was required by government regulations to divest its holdings of Monsanto common stock and to use the proceeds to acquire Solutia common stock. The divestiture of Monsanto common stock and the purchase of Solutia common stock were completed in early 1998. At inception, the trust held 10,737,097 shares of Solutia common stock. As of December 31, 2000, there have been 9,143,358 shares allocated to participants.

    Substantially all U.S. employees of Solutia are eligible to participate in the Solutia Inc. Savings and Investment Plan, a 401(k) plan. Shares held in the ESOP are used to make Solutia's matching contribution to eligible participants' accounts under this plan. The number of shares released is computed on each pay date based on a formula that considers the participant contribution, the Solutia matching rate and Solutia's closing stock price. Shares allocated to participant accounts totaled 1,314,341 shares in 2000, 979,439 shares in 1999 and 622,598 shares in 1998, leaving 1,593,739 unallocated shares as of December 31, 2000. The value of these contributions was $17 million in 2000, $18 million in 1999, and $16 million in 1998. Compensation expense is equal to the cost of the shares allocated to participants, less dividends paid on the shares held by the ESOP. Information regarding the ESOP follows:

                                                     2000       1999       1998
                                                     ----       ----       ----
Total ESOP expense.............................      $10        $ 8         $6
Interest portion of total ESOP expense.........        1          2          2
Cash contributions.............................       10         10          7

12. STOCK OPTION PLANS

    Solutia has two stock-based incentive plans under which awards are being granted to officers and employees, the Solutia Inc. 2000 Stock-Based Incentive Plan and the Solutia Inc. 1997 Stock-Based Incentive Plan. The 2000 plan authorizes up to 5,400,000, and the 1997 plan up to 7,800,000, shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option granted may not exceed 10 years. At December 31, 2000, approximately 4,191,380 shares from the 2000 plan and 356,374 shares from the 1997 plan remained available for grants.

    During 2000, non-qualified options to purchase 456,000 shares of Solutia common stock were granted under the plans to current executive officers and other senior executives as a group, and non-qualified stock options to purchase 1,430,876 shares were granted to other employees at an average exercise price of $13.98 per share. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 2,099,000 and other employees totaled 6,631,268, through December 31, 2000. The options granted to Solutia's

                            SOLUTIA INC.

executive officers and other senior executives are performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

    The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's board of directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors. Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At December 31, 2000, 257,717 shares of Solutia's common stock remained available for grants under the plan. Shares covered by options granted, and deferred shares credited to non-employee directors' accounts totaled 25,167 in 2000, 34,333 in 1999 and 16,000 in 1998.

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Solutia has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans. Had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, Solutia's net income would have been reduced to the pro forma amounts indicated below:

                                                  2000        1999        1998
                                                  -----       -----       -----
NET INCOME:
    As reported.............................      $  49       $ 206       $ 249
    Pro forma...............................         42         187         224
DILUTED EARNINGS PER SHARE:
    As reported.............................      $0.46       $1.80       $2.03
    Pro forma...............................       0.39        1.63        1.82

    Compensation expense resulting from the fair value method of SFAS No. 123 may not be representative of compensation expense to be incurred on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option-pricing model.

    The following weighted-average assumptions were used for grants of Solutia options in 2000, 1999 and 1998:

                                                     2000       1999       1998
                                                     ----       ----       ----
Expected dividend yield........................       0.2%       0.2%       0.2%
Expected volatility............................      34.0%      34.0%      28.0%
Risk-free interest rates.......................       5.8%       6.0%       5.1%
Expected option lives (years)..................       5.0        5.0        5.0

    The weighted-average fair values of options granted were $5.30 in 2000, $8.05 in 1999 and $9.33 in 1998.

                            SOLUTIA INC.

    A summary of the status of Solutia's stock option plans for years ended December 31, 2000, 1999 and 1998 follows:

                                                             Outstanding
                                                  ---------------------------------
                                Exercisable                        Weighted-Average
                                  Shares            Shares          Exercise Price
                                -----------       ----------       ----------------
December 31, 1997                9,517,858        27,892,400            $14.53
                                ----------        ----------            ------
    Granted...............                           273,567            $27.12
    Exercised.............                        (1,833,225)            12.19
    Expired...............                          (475,637)            16.22
                                ----------        ----------            ------
December 31, 1998.........      17,116,842        25,857,105            $14.79
                                ----------        ----------            ------
    Granted...............                         2,054,658            $20.61
    Exercised.............                          (678,710)            10.93
    Expired...............                          (495,232)            18.43
                                ----------        ----------            ------
December 31, 1999.........      18,852,246        26,737,821            $15.27
                                ----------        ----------            ------
    Granted...............                         1,912,043            $13.98
    Exercised.............                          (379,687)             6.74
    Expired...............                        (1,279,514)            17.21
                                ----------        ----------            ------
DECEMBER 31, 2000.........      23,590,921        26,990,663            $15.21
                                ==========        ==========            ======

    The following table summarizes information about stock options outstanding at December 31, 2000:

OPTIONS OUTSTANDING:

       Range of                               Weighted-Average
       Exercise                                  Remaining           Weighted-Average
        Prices                 Shares         Contractual Life        Exercise Price
-----------------------      ----------       ----------------       ----------------
$ 3 to 7...............       4,353,760             2.4                   $ 5.90
  8 to 11..............          50,029             7.0                    10.58
 12 to 15..............       3,081,363             7.8                    13.42
 16 to 18..............      13,206,730             6.0                    16.44
 19 to 22..............       6,061,700             7.3                    19.69
 23 to 29..............         237,081             7.4                    27.65
                             ----------             ---                   ------
$ 3 to 29..............      26,990,663             5.9                   $15.21
                             ==========             ===                   ======

OPTIONS EXERCISABLE:

                Range of                                        Weighted-Average
             Exercise Prices                     Shares          Exercise Price
-----------------------------------------      ----------       ----------------
$ 3 to 7.................................       4,353,760            $ 5.90
  8 to 11................................          28,862              9.74
 12 to 15................................       1,261,713             12.56
 16 to 18................................      13,206,730             16.44
 19 to 22................................       4,619,940             19.43
 23 to 29................................         119,916             27.49
                                               ----------            ------
$ 3 to 29................................      23,590,921            $14.92
                                               ==========            ======

                            SOLUTIA INC.

13. CAPITAL STOCK

    Solutia's board of directors declared a dividend of one preferred stock purchase right for each share of Solutia's common stock issued in the distribution of shares by Monsanto to its shareholders on the effective date of the spinoff and authorized the issuance of one right for each share of common stock issued after the effective date of the spinoff until the earlier of the date the rights become exercisable and the termination date of the rights plan. If a person or group acquires beneficial ownership of 20 percent or more, or announces a tender offer that would result in beneficial ownership of 20 percent or more, of Solutia's outstanding common stock, the rights become exercisable. Then, for every right held, the owner will be entitled to purchase one one-hundredth of a share of a series of preferred stock for $125. If Solutia is acquired in a business combination transaction while the rights are outstanding, for every right held, the holder will be entitled to purchase, for $125, common shares of the acquiring company having a market value of $250. In addition, if a person or group acquires beneficial ownership of 20 percent or more of Solutia's outstanding common stock, for every right held, the holder (other than such person or members of such group) will be entitled to purchase, for $125, a number of shares of Solutia's common stock having a market value of $250. Furthermore, at any time after a person or group acquires beneficial ownership of 20 percent or more (but less than 50 percent) of Solutia's outstanding common stock, Solutia's board of directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of Solutia's common stock on a one-share-for-every-one-right basis. At any time prior to the acquisition of such a 20 percent position, Solutia can redeem each right for $0.01. The board of directors is also authorized to reduce the aforementioned 20 percent thresholds to not less than 10 percent. The rights expire in the year 2007.

    The company has 10 million shares of preferred stock, par value $0.01 per share, authorized. As of December 31, 2000, there were no preferred shares issued or outstanding.

14. COMMITMENTS AND CONTINGENCIES

    Commitments, principally in connection with uncompleted additions to property, were approximately $7 million at December 31, 2000. Solutia was contingently liable as a guarantor principally in connection with bank loans totaling approximately $16 million at December 31, 2000. In addition, as of December 31, 2000, the company was contingently liable under letters of credit, primarily related to environmental remediation, totaling $37 million. Solutia's future minimum payments under noncancelable operating leases and unconditional purchase obligations are $30 million for 2001, $25 million for 2002, $58 million for 2003, $18 million for 2004, $17 million for 2005 and $87 million thereafter.

    Solutia has entered into agreements with customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the products. The unamortized deferred credits were approximately $171 million at December 31, 2000, and approximately $183 million at December 31, 1999.

    In connection with the finalization of the external financing agreement for Astaris during the third quarter of 2000, Solutia and FMC Corporation have independently contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. Subsequent to December 31, 2000, Solutia received notification that such a contribution will be required in 2001. Solutia believes that this obligation is not likely to have a significant impact on its consolidated financial position, liquidity or profitability.

                            SOLUTIA INC.

    The more significant concentrations in Solutia's trade receivables at year-end were:

                                                             2000       1999
                                                             ----       ----
U.S. chemical industry.................................      $ 51       $ 51
U.S. carpet industry...................................        42         41
European glass industry................................        38         50
European chemical industry.............................       101         28

    Management does not anticipate losses on its trade receivables in excess of established allowances.

    Solutia's Statement of Consolidated Financial Position included accrued liabilities of $181 million at December 31, 2000, and $201 million at December 31, 1999, for the remediation of identified waste disposal sites. Expenditures related to remediation activities were $29 million in 2000, $22 million in 1999 and $22 million in 1998.

    Uncertainties related to all of Solutia's environmental liabilities include evolving government policy and regulations, the method and extent of remediation and future changes in technology. Because of these uncertainties, Solutia estimates that potential future expenses associated with these liabilities could be an additional $20 million to $30 million. Although the ultimate costs and results of remediation of contaminated sites cannot be predicted with certainty, they are not expected to have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

    On October 12, 2000, the printing ink resins unit and a small phenolics production unit at Wiesbaden, Germany were severely damaged by an explosion and fire. No fatalities, serious injuries or environmental damage resulted from the incident. Solutia has determined that all probable losses will be recovered from insurance proceeds and has not recorded a loss from the incident. Solutia anticipates that the insurance recoveries will exceed the net book value of the plant assets and associated losses resulting in a gain. The results of operations from these production units were not material to Solutia's consolidated results of operations.

    During the first quarter of 1999, Solutia recorded a $29 million ($18 million aftertax) charge to cost of goods sold to increase reserves related to the anticipated settlement of two lawsuits brought against Monsanto, for which Solutia assumed responsibility in the 1997 spinoff from Monsanto, relating to the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site, and to environmental remediation of the allegedly affected areas. During the third quarter of 2000, Solutia paid approximately $23 million for the settlement of these actions. The remainder of the reserve will cover costs associated with environmental remediation of the allegedly affected areas.

    Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of the spinoff, Solutia assumed from Monsanto, under the Distribution Agreement, liabilities related to specified legal proceedings. As a result, although Monsanto remains the named defendant, Solutia is required to manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from the litigation. Such matters arise out of the normal course of business and relate to product liability; government regulation, including environmental issues; employee relations and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation, except as noted below, will not have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

    Monsanto manufactured PCBs at the Anniston, Alabama plant from 1935 to 1971. Solutia is defending a number of actions in state and federal court in Alabama relating to the alleged emission of PCBs and other allegedly hazardous materials from that plant. Plaintiffs claim to suffer from various personal injuries and are allegedly fearful of future illness. Some claim property damage. These cases are being vigorously defended. Management does not believe that the ultimate resolution of these cases will have a material adverse impact on its consolidated financial

                            SOLUTIA INC.

position or liquidity. However, it is possible that a resolution of these cases may have a material adverse impact on Solutia's net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability.

15. SUPPLEMENTAL DATA

    Supplemental income statement data were:

                                                                   2000        1999       1998
                                                                  ------       ----       ----
    Raw material and energy costs...........................      $1,300       $984       $994
    Employee compensation and benefits......................         824        728        757
    Current income and other taxes..........................          82        166        176
    Rent expense............................................          38         26         26
    Technological expenses:
        Research and development............................          67         58         60
        Engineering, commercial development and patent......          24         22         23
                                                                  ------       ----       ----
    Total technological expenses............................          91         80         83
    Interest expense:
        Total interest cost.................................         101         53         49
        Less capitalized interest...........................          18         13          6
                                                                  ------       ----       ----
    Net interest expense....................................          83         40         43

16. SEGMENT AND GEOGRAPHIC DATA

    Solutia's management is organized around four strategic business platforms: Performance Films, Resins and Additives, Specialties and Integrated Nylon. Resins and Additives and Specialties have been aggregated into the Specialty Products reportable segment because of their similar economic characteristics, as well as their similar products and services, production processes, types of customers and methods of distribution. Solutia's reportable segments and their major products are as follows:

         Performance Films                      Specialty Products                      Integrated Nylon
------------------------------------  --------------------------------------  ------------------------------------
SAFLEX(R) plastic interlayer          Resins and additives, including         Intermediate "building block"
                                        ALFTALAT(R) polyester resins,           chemicals
KEEPSAFE(R), SAFLEX INSIDE(R) (in       RESIMENE(R) and MAPRENAL(R)
  Europe only) and KEEPSAFE             crosslinkers and SYNTHACRYL(R)
  MAXIMUM(R) glass for residential      acrylic resins
  security and hurricane protection
  windows

LLUMAR(R), VISTA(R) and GILA(R)       THERMINOL(R) heat transfer fluids       Merchant polymer and nylon extrusion
  professional and after-market                                                 polymers, including VYDYNE(R) and
  window films                                                                  ASCEND(TM)

Conductive and anti-reflective        DEQUEST(R) water treatment chemicals    Carpet fibers, including the WEAR-
  coated films and deep-dyed films                                              DATED(R) and ULTRON VIP(R) brands

GELVA(R) pressure-sensitive           SKYDROL(R) hydraulic fluids and         Industrial nylon fibers
  adhesives                             SKYKLEEN(R) cleaning fluids for
                                        aviation

                                      Process research, process development,  ACRILAN(R) acrylic fibers for
                                        scale-up capabilities and small         apparel, upholstery fabrics, craft
                                        scale manufacturing for the             yarns and other applications
                                        pharmaceutical industry

                            SOLUTIA INC.

    Accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. However, segment profit reflects only operating expenses that are directly attributable to the segment. Unallocated service costs are managed centrally and primarily include costs of technology, engineering and manufacturing services that are provided to the segments. These amounts also include corporate administration costs. The company accounts for intersegment sales at agreed upon transfer prices. Intersegment sales are eliminated in consolidation. Segment assets consist primarily of customer receivables, finished goods inventories and fixed assets directly associated with the production processes of the segment (direct fixed assets). Segment depreciation and amortization is based upon direct fixed assets. Unallocated assets consist primarily of goodwill, identified intangible assets, deferred taxes, certain investments in equity affiliates and indirect fixed assets.

    Solutia's 2000, 1999 and 1998 segment information follows:

                                                                        Year Ended December 31,
                                        ---------------------------------------------------------------------------------------
                                                  2000                           1999                           1998
                                        -------------------------      -------------------------      -------------------------
                                                 INTER-                         Inter-                         Inter-
                                         NET     SEGMENT                Net     segment                Net     segment
                                        SALES     SALES    PROFIT      Sales     Sales    Profit      Sales     Sales    Profit
                                        ------   -------   ------      ------   -------   ------      ------   -------   ------
SEGMENT:
    Performance Films.............      $  731     $--     $ 185       $  713     $--     $ 189       $  614     $--     $ 168
    Specialty Products............         866      --       182          615       2       159          613       3       152
    Integrated Nylon..............       1,580       1       160        1,508       4       289        1,613       4       376
                                        ------     ---     -----       ------     ---     -----       ------     ---     -----
SEGMENT TOTALS....................       3,177       1       527        2,836       6       637        2,840       7       696
RECONCILIATION TO CONSOLIDATED
  TOTALS:
    Sales eliminations............          (1)     (1)                    (6)     (6)                    (7)     (7)
    Other revenues................           9                             --                              2
    Less unallocated service
      costs:
        Cost of goods sold........                          (207)                          (124)                           (70)
        Marketing, administrative
          and technological
          expenses................                          (263)                          (216)                          (240)
    Amortization expense..........                           (33)                            (3)                            --
    Equity earnings from
      affiliates..................                            35                             36                             25
    Interest expense..............                           (83)                           (40)                           (43)
    Gain on sale of Polymer
      Modifiers business..........                            73                             --                             --
    Other income (expense)--net...                            (8)                            13                              7
                                        ------     ---                 ------     ---                 ------     ---
CONSOLIDATED TOTALS:
    NET SALES.....................      $3,185     $--                 $2,830     $--                 $2,835     $--
                                        ======     ===     -----       ======     ===     -----       ======     ===     -----
    INCOME BEFORE INCOME TAXES....                         $  41                          $ 303                          $ 375
                                                           =====                          =====                          =====

                                                      Year Ended December 31,
                           ------------------------------------------------------------------------------
                                           2000                                      1999
                           ------------------------------------      ------------------------------------
                                                   DEPRECIATION                              Depreciation
                                      CAPITAL          AND                      Capital          and
                           ASSETS   EXPENDITURES   AMORTIZATION      Assets   Expenditures   Amortization
                           ------   ------------   ------------      ------   ------------   ------------
SEGMENT:
 Performance Films...      $  411       $ 26           $ 28          $  484       $ 21           $ 30
 Specialty
  Products...........         508         29             27             677          8             18
 Integrated Nylon....       1,041        137             58             985        189             57
                           ------       ----           ----          ------       ----           ----
SEGMENT TOTALS.......      $1,960       $192            113          $2,146        218            105
RECONCILIATION TO
 CONSOLIDATED TOTALS:
 Unallocated
  amounts............       1,621         29             78           1,624         39             46
                           ------       ----           ----          ------       ----           ----
CONSOLIDATED
 TOTALS..............      $3,581       $221           $191          $3,770       $257           $151
                           ======       ====           ====          ======       ====           ====

                             Year Ended December 31,
                       ------------------------------------
                                       1998
                       ------------------------------------
                                               Depreciation
                                  Capital          and
                       Assets   Expenditures   Amortization
                       ------   ------------   ------------
SEGMENT:
 Performance Films...  $  371       $ 24           $ 27
 Specialty
  Products...........     324         20             19
 Integrated Nylon....     887         81             56
                       ------       ----           ----
SEGMENT TOTALS.......  $1,582        125            102
RECONCILIATION TO
 CONSOLIDATED TOTALS:
 Unallocated
  amounts............   1,183         33             45
                       ------       ----           ----
CONSOLIDATED
 TOTALS..............  $2,765       $158           $147
                       ======       ====           ====

                            SOLUTIA INC.

    Solutia's geographic information for 2000, 1999 and 1998 follows:

                                                                  Net Sales                    Long-Lived Assets
                                                       --------------------------------       -------------------
                                                        2000         1999         1998         2000         1999
                                                       ------       ------       ------       ------       ------
    U.S..........................................      $1,939       $1,992       $2,009       $  899       $1,001
    Other countries..............................       1,246          838          826          306          315
                                                       ------       ------       ------       ------       ------
    CONSOLIDATED TOTALS..........................      $3,185       $2,830       $2,835       $1,205       $1,316
                                                       ======       ======       ======       ======       ======

17. QUARTERLY DATA--UNAUDITED

                                                          First        Second         Third        Fourth       Total
                                                         Quarter       Quarter       Quarter       Quarter       Year
                                                         -------       -------       -------       -------      ------
    Net Sales...........................      2000        $ 846         $ 834         $ 774         $ 731       $3,185
                                              1999          652           711           731           736        2,830

    Gross Profit........................      2000          199           158           143           (14)         486
                                              1999          105           193           183           171          652

    Operating Income....................      2000           79            37            35          (127)          24
                                              1999           26           102            94            72          294

    Net Income..........................      2000           51             4            78           (84)          49
                                              1999           23            71            61            51          206

    Basic Earnings per Share............      2000         0.47          0.04          0.75         (0.82)        0.46
                                              1999         0.21          0.64          0.55          0.46         1.86

    Diluted Earnings per Share..........      2000         0.46          0.04          0.74         (0.81)        0.46
                                              1999         0.20          0.61          0.53          0.46         1.80

    Common Stock Price:
        2000............................      HIGH        17.19         15.56         15.69         13.00        17.19
                                               LOW        11.63         11.25         10.38         10.88        10.38

        1999............................      High        24.38         26.31         22.94         18.88        26.31
                                               Low        15.88         16.06         16.13         13.50        13.50

    Net income in the second quarter of 2000 includes special net aftertax charges of $31 million principally associated with the formation and start-up of the Astaris joint venture and Solutia's share of restructuring and asset impairment charges recorded by the Flexsys joint venture. Net income in the third quarter of 2000 includes a $46 million aftertax gain on sale of the Polymer Modifiers business and income of $7 million recorded in income taxes related to changes in German income tax laws. Net income in the fourth quarter of 2000 includes restructuring and asset impairment charges of $96 million aftertax.

    Net income in the first quarter of 1999 includes aftertax charges of $18 million related to exiting Integrated Nylon's ammonia business, $4 million related to the write down of an Integrated Nylon bulk continuous filament spinning machine to fair value and $18 million related to the anticipated settlement of certain property claims litigation involving the Anniston, Alabama plant site.

    Under SFAS No. 128, "Earnings per Share," the quarterly and total year calculations of basic and diluted earnings per share are based on weighted average shares outstanding for that quarterly or total year period, respectively. As a result, the sum of diluted earnings per share for the quarterly periods may not equal total year earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.

    None.

                              PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information about directors and executive officers appearing under "Election of Directors" on pages 5 through 7 of Solutia's Notice of Annual Meeting and Proxy Statement dated March 15, 2001, is incorporated by reference. The following information about Solutia's executive officers on March 1, 2001, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

                                                                   Year First
                                                                     Became
                                                                       an
                                                                   Executive
           Name-Age              Present Position with Registrant   Officer     Other Business Experience since January 1, 1996
--------------------------------------------------------------------------------------------------------------------------------
John C. Hunter III, 54           Chairman, President, Chief          1997      President, Chief Operating Officer and
                                 Executive Officer and Director                Director, 1997-1999. President, Fibers Business
                                                                               Unit, Monsanto, 1995-1997.

Karl R. Barnickol, 59            Senior Vice President, General      1997      Associate General Counsel and Assistant Secretary
                                 Counsel and Secretary                         of Monsanto, 1985-1997.

Russell J. Belle, 58             Vice President and General          2001      Vice President and General Manager, Specialty
                                 Manager, Industrial Products                  Chemicals, 2000-2001. Vice President and General
                                                                               Manager, Intermediates, 1998-1999. Vice President
                                                                               and General Manager, Specialty Resins, 1997-1998.
                                                                               Business Director, Specialty Resins, Monsanto,
                                                                               1995-1997.

Robert A. Clausen, 56            Senior Vice President and Chief     1997      President, Monsanto Business Services, 1994-1997.
                                 Financial Officer; Advisory
                                 Director

Sheila B. Feldman, 46            Vice President, Human Resources     1997      Vice President, Human Resources, 1997-1999.
                                 and Public Affairs                            Director, Human Resources, Monsanto Business
                                                                               Services and Stewardship, 1995-1997.

John J. Ferguson, 48             Senior Vice President,              1998      Senior Vice President, Shared Services and Supply
                                 Integrated Nylon                              Chain, 1998-1999. Vice President and General
                                                                               Manager, SAFLEX(R) Plastic Interlayer, 1997-1998.
                                                                               President, SAFLEX(R) Plastic Interlayer,
                                                                               Monsanto, 1994-1997.

Victoria M. Holt, 43             Vice President and General          1999      Vice President and General Manager, Saflex,
                                 Manager, Performance Films                    1999-2001. Vice President and General Manager,
                                                                               Acrilan Business Unit, 1997-1998. Business
                                                                               Director, Acrilan Business Unit, Monsanto,
                                                                               1996-1997. Assistant to Monsanto's Chief
                                                                               Executive Officer, 1995-1996.


                                                                   Year First
                                                                     Became
                                                                       an
                                                                   Executive
           Name-Age              Present Position with Registrant   Officer     Other Business Experience since January 1, 1996
--------------------------------------------------------------------------------------------------------------------------------
Todd B. Imhoff, 36               Vice President, Corporate           2001      Vice President, Supply Chain, 2000-2001.
                                 Services                                      Director, Strategic Procurement, 1999-2000.
                                                                               Manager, Supply Chain Strategy, 1997-1999.
                                                                               National Accounts Manager (Operations), Americas
                                                                               Division of Monsanto, 1996-1997. Manager, U.S.
                                                                               Package Distribution, Americas Division of
                                                                               Monsanto, 1996.

Michael E. Miller, 59            Vice Chairman and Director          1997      Vice Chairman and Chief Operating Officer and
                                                                               Director, 1999-2001. Vice Chairman and Advisory
                                                                               Director, 1998-1999. Senior Vice President, Chief
                                                                               Administrative Officer, and Advisory Director,
                                                                               1997-1998. President, Specialty Products Business
                                                                               Unit, Monsanto, 1995-1997.

Robert B. Toth, 40               Vice President and General          1999      Vice President and General Manager, Polymer
                                 Manager, Resins and Additives                 Modifiers and Resins, 1998-1999. Vice President
                                                                               and General Manager, Polymer Modifiers,
                                                                               1997-1998. Director, Global Strategy for Crop
                                                                               Business Unit of Monsanto, 1996-1997.

    The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

    Information appearing under "Compensation of Directors" on page 9 and under "Summary Compensation Table," "Option Grants in 2000," "Aggregated Option Exercises in 2000 and Year-End Option Values," "Long-Term Incentive Plan--Awards in Last Fiscal Year," "Pension Plans," and "Agreements with Named Executive Officers" on pages 15 through 19 of Solutia's 2001 Proxy Statement is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information appearing under "Ownership of Company Common Stock" on pages 10 and 11 of Solutia's 2001 Proxy Statement is incorporated here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information appearing under "Relationships and Transactions" on page 21 of Solutia's 2001 Proxy Statement is incorporated here by reference.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this report:

        1. Financial Statements--See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 25 of this report.

        2. The following supplemental schedule for the years ended December 31, 2000, 1999 and 1998:

               II--Valuation and Qualifying Accounts

           All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

        3. Exhibits--See the Exhibit Index beginning at page 57 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as Exhibits to this report, see the exhibits listed under Exhibit Nos. 10(a), 10(b), 10(d), 10(e), 10(f), 10(h), 10(i),
           10(j), 10(k), 10(l) and 10(o) on pages 57 and 58 of the Exhibit Index. The following exhibits listed in the Exhibit Index are filed with this report:

           10(m) U.S. $250,000,000 364-Day Multicurrency Credit Agreement, dated as of November 21, 2000, among Solutia, the lenders named therein, Bank of America, N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent

           10(p) Amendment No. 1, dated as of November 21, 2000, to U.S. $800,000,000 Amended and Restated Five-Year Credit Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America, N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent

           21     Subsidiaries of the Registrant (see page 59)

           23     Consent of Independent Auditors (see page 60)

           24(a)  Powers of Attorney submitted by John C. Hunter III, Robert
                  A. Clausen, James M. Sullivan, Michael E. Miller, Robert T. Blakely, Paul H. Hatfield, Robert H. Jenkins, Frank A. Metz, Jr., J. Patrick Mulcahy, Sally G. Narodick, William D. Ruckelshaus and John B. Slaughter

           24(b) Certified copy of Board resolution authorizing Form 10-K filing using powers of attorney

           99 Computation of the Ratio of Earnings to Fixed Charges (see page 62)

    (b) Reports on Form 8-K during the quarter ended December 31,
        2000:

        None.

                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOLUTIA INC.



                                   By:    /s/  JAMES M. SULLIVAN
                                      -------------------------------
                                             James M. Sullivan
                                       Vice President and Controller
                                       (Principal Accounting Officer)

Date: March 8, 2001

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

                  Signature                                        Title                             Date
                  ---------                                        -----                             ----


                      *                        Chairman, President, Chief Executive Officer      March 8, 2001
  ----------------------------------------     and Director (Principal Executive Officer)
             John C. Hunter III


                      *                        Senior Vice President and                         March 8, 2001
  ----------------------------------------     Chief Financial Officer
              Robert A. Clausen                (Principal Financial Officer)


                                               Vice President and Controller                     March 8, 2001
           /s/  JAMES M. SULLIVAN              (Principal Accounting Officer)
  ----------------------------------------
              James M. Sullivan


                      *                        Vice Chairman and Director                        March 8, 2001
  ----------------------------------------
              Michael E. Miller


                      *                        Director                                          March 8, 2001
  ----------------------------------------
              Robert T. Blakely


                      *                        Director                                          March 8, 2001
  ----------------------------------------
              Paul H. Hatfield


                      *                        Director                                          March 8, 2001
  ----------------------------------------
              Robert H. Jenkins





                  Signature                     Title                                                Date
                  ---------                     -----                                                ----


                      *                        Director                                          March 8, 2001
  ----------------------------------------
             Frank A. Metz, Jr.


                      *                        Director                                          March 8, 2001
  ----------------------------------------
             J. Patrick Mulcahy


                      *                        Director                                          March 8, 2001
  ----------------------------------------
              Sally G. Narodick


                      *                        Director                                          March 8, 2001
  ----------------------------------------
           William D. Ruckelshaus


                      *                        Director                                          March 8, 2001
  ----------------------------------------
              John B. Slaughter

*Karl R. Barnickol, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

                                          /s/  KARL R. BARNICKOL
                                       -----------------------------
                                            Karl R. Barnickol
                                             Attorney-in-Fact

                           EXHIBIT INDEX

    These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.      Description
-----------      -----------
 2(a)            Distribution Agreement (incorporated by reference to Exhibit 2 of Solutia's Registration Statement on Form S-1 (333-36355)
                 filed September 25, 1997)

 2(b)            Joint Venture Agreement between Solutia Inc. and FMC
                 Corporation* (incorporated by reference to Exhibit 2(i) of Solutia's Form 8-K filed on April 27, 2000)

 2(c)            First Amendment to Joint Venture Agreement between Solutia
                 Inc. and FMC Corporation (incorporated by reference to Exhibit 2(ii) of Solutia's Form 8-K filed on April 27, 2000)

 2(d)            Second Amendment to Joint Venture Agreement between Solutia
                 Inc. and FMC Corporation (incorporated by reference to Exhibit 2(iii) of Solutia's Form 8-K filed on April 27, 2000)

 2(e)            Third Amendment to Joint Venture Agreement between Solutia
                 Inc. and FMC Corporation* (incorporated by reference to Exhibit 2(iv) of Solutia's Form 8-K filed on April 27, 2000)

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

----------
*Confidential treatment has been granted for a portion of this exhibit.


                     EXHIBIT INDEX (CONTINUED)

Exhibit No.      Description
-----------      -----------
10(e)            Solutia Inc. 1997 Stock-Based Incentive Plan as amended on
                 April 28, 1999 and April 26, 2000 (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended
                 June 30, 2000)

10(f) Solutia Inc. Non-Employee Director Compensation Plan, as amended February 24, 1999 and January 26, 2000 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended March 31, 2000)

10(g)            U.S. $800,000,000 Amended and Restated Five Year Credit Agreement,
                 dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America, N.A., as Syndication Agent and
                 Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10(g) of Solutia's Form 10-K for the year ended
                 December 31, 1999)

10(h)            Form of Employment Agreement with certain Named Executive Officers
                 (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended March 31, 1998)

10(i) Form of Employment Agreement with other executive officers (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended March 31, 1998)

10(j) Solutia Inc. Annual Incentive Plan (incorporated by reference to Appendix B of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(k) Solutia Inc. Long-Term Incentive Plan (incorporated by reference to Appendix C of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(l)            Solutia Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended
                 September 30, 1998)

10(m)            U.S. $250,000,000 364-Day Multicurrency Credit Agreement, dated as of November 21, 2000, among Solutia, the lenders named therein,
                 Bank of America, N.A., as Syndication Agent and Citibank, N.A., as
                 Administrative Agent

10(n)            Agreement, dated 10th November, 1999, for the sale and purchase of class A shares, preference shares and loan stock and the cancellation of warrants in Viking Resins Group Holdings B.V. between (a) Solutia
                 Inc., as purchaser, (b) the holders of the A shares, preference shares and loan stock as sellers, and (c) the warrantholders (incorporated by reference to Exhibit 2.1 of Solutia's Form 8-K filed on January 4, 2000)

10(o)            Solutia Inc. 2000 Stock-Based Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy
                 Statement dated March 9, 2000)

10(p)            Amendment No. 1, dated as of November 21, 2000, to U.S. $800,000,000
                 Amended and Restated Five-Year Credit Agreement, dated as of November 23,
                 1999, among Solutia, the initial lenders named therein, Bank of America,
                 N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent

11               Omitted--Inapplicable; see "Statement of Consolidated Income" on page 27

16               Omitted--Inapplicable

18               Omitted--Inapplicable

21               Subsidiaries of the Registrant (see page 59)

22               Omitted--Inapplicable

23               Consent of Independent Auditors (see page 60)

24(a)            Powers of Attorney submitted by John C. Hunter III, Robert A. Clausen,
                 James M. Sullivan, Michael E. Miller, Robert T. Blakely, Paul H. Hatfield,
                 Robert H. Jenkins, Frank A. Metz, Jr., J. Patrick Mulcahy, Sally G. Narodick,
                 William D. Ruckelshaus and John B. Slaughter

24(b)            Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

99               Computation of the Ratio of Earnings to Fixed Charges (see page 62)

--------
Only Exhibits Nos. 21, 23, and 99 have been included in the printed copy of this report.