Form 10-Q
period 2001-03-31
SOLUTIA INC
filed 2001-04-27
CIK 1043382

==========================================================================

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                               (314) 674-1000
                               --------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                   ---    ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                          OUTSTANDING AT
             CLASS                                        MARCH 31, 2001
             -----                                        --------------

 COMMON STOCK, $0.01 PAR VALUE                          103,575,266 SHARES
 -----------------------------                          ------------------

==========================================================================

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     SOLUTIA INC.

                           STATEMENT OF CONSOLIDATED INCOME
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                  2001          2000
                                                                  -----         -----
NET SALES...................................................      $ 747         $ 846
Cost of goods sold..........................................        619           648
                                                                  -----         -----
GROSS PROFIT................................................        128           198
Marketing expenses..........................................         46            47
Administrative expenses.....................................         36            43
Technological expenses......................................         17            22
Amortization expense........................................          8             7
                                                                  -----         -----
OPERATING INCOME............................................         21            79
Equity earnings from affiliates.............................          4             9
Interest expense............................................        (22)          (20)
Other income--net...........................................         31             5
                                                                  -----         -----
INCOME BEFORE INCOME TAXES..................................         34            73
Income taxes................................................         12            22
                                                                  -----         -----
NET INCOME..................................................      $  22         $  51
                                                                  =====         =====
BASIC EARNINGS PER SHARE....................................      $0.21         $0.47
                                                                  =====         =====
DILUTED EARNINGS PER SHARE..................................      $0.21         $0.46
                                                                  =====         =====
Weighted average equivalent shares (in millions):
    Basic...................................................      103.4         109.2
    Effect of dilutive securities:
        Common share equivalents--common shares issuable
          upon exercise of outstanding stock options........        1.4           1.7
                                                                  -----         -----
    Diluted.................................................      104.8         110.9
                                                                  =====         =====

                STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                (DOLLARS IN MILLIONS)
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                  2001          2000
                                                                  -----         -----
NET INCOME..................................................      $  22         $  51
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments............................        (36)          (20)
Net gain on derivative instruments..........................         (2)           --
                                                                  -----         -----
COMPREHENSIVE INCOME (LOSS).................................      $ (16)        $  31
                                                                  =====         =====

See accompanying Notes to Consolidated Financial Statements.

                                          SOLUTIA INC.

                         STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2001              2000
                                                                  ---------       ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................       $   10            $   19
Trade receivables, net of allowance of $13 in 2001 and $12
  in 2000...................................................          426               406
Miscellaneous receivables and prepaid expenses..............           97               126
Deferred income tax benefit.................................          112               107
Inventories.................................................          371               357
                                                                   ------            ------
TOTAL CURRENT ASSETS........................................        1,016             1,015

PROPERTY, PLANT AND EQUIPMENT:
Land........................................................           59                60
Buildings...................................................          416               421
Machinery and equipment.....................................        2,943             2,982
Construction in progress....................................           74                62
                                                                   ------            ------
Total property, plant and equipment.........................        3,492             3,525
Less accumulated depreciation...............................        2,313             2,320
                                                                   ------            ------
NET PROPERTY, PLANT AND EQUIPMENT...........................        1,179             1,205

INVESTMENTS IN AFFILIATES...................................          356               351
GOODWILL, net of accumulated amortization of $29 in 2001 and
  $24 in 2000...............................................          400               421
IDENTIFIED INTANGIBLE ASSETS, net of accumulated
  amortization of $19 in 2001 and $16 in 2000...............          205               217
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................          171               190
OTHER ASSETS................................................          178               182
                                                                   ------            ------
TOTAL ASSETS................................................       $3,505            $3,581
                                                                   ======            ======
            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable............................................       $  320            $  359
Wages and benefits..........................................           32                45
Accrued liabilities.........................................          446               451
Short-term debt.............................................          546               494
                                                                   ------            ------
TOTAL CURRENT LIABILITIES...................................        1,344             1,349

LONG-TERM DEBT..............................................          774               784
POSTRETIREMENT LIABILITIES..................................          935               941
OTHER LIABILITIES...........................................          493               541

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value
    $0.01)
  Issued: 118,400,635 shares in 2001 and 2000...............            1                 1
  Additional contributed capital............................         (149)             (141)
  Treasury stock, at cost (14,825,369 shares in 2001 and
    15,484,194 shares in 2000)..............................         (283)             (296)
Unearned ESOP shares........................................           (7)               (9)
Accumulated other comprehensive loss........................         (144)             (108)
Reinvested earnings.........................................          541               519
                                                                   ------            ------
SHAREHOLDERS' DEFICIT.......................................          (41)              (34)
                                                                   ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................       $3,505            $3,581
                                                                   ======            ======

See accompanying Notes to Consolidated Financial Statements.

                                     SOLUTIA INC.

                         STATEMENT OF CONSOLIDATED CASH FLOW
                                 (DOLLARS IN MILLIONS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                  2001          2000
                                                                  ----          ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income..................................................      $  22         $ 51
Adjustments to reconcile to Cash From Operations:
    Items that did not use (provide) cash:
        Deferred income taxes...............................         20           11
        Depreciation and amortization.......................         45           49
        Amortization of deferred credits....................         (3)          (3)
        Other...............................................         (1)         (14)
    Working capital changes that provided (used) cash:
        Trade receivables...................................        (20)         (27)
        Inventories.........................................        (14)         (12)
        Accounts payable and accrued liabilities............        (65)          34
        Other...............................................         31           (2)
    Net pretax gains from asset disposals...................        (28)          --
    Other items.............................................        (58)         (13)
                                                                  -----         ----
CASH FROM OPERATIONS........................................        (71)          74
                                                                  -----         ----

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (24)         (62)
Acquisition and investment payments, net of cash acquired...         (1)        (107)
Property disposals and investment proceeds, net.............         31            4
                                                                  -----         ----
CASH FROM INVESTING ACTIVITIES..............................          6         (165)
                                                                  -----         ----

FINANCING ACTIVITIES:
Net change in short-term debt obligations...................         51          117
Long-term debt reductions...................................         --           (8)
Treasury stock purchases....................................         --          (18)
Common stock issued under employee stock plans..............          5            1
                                                                  -----         ----
CASH FROM FINANCING ACTIVITIES..............................         56           92
                                                                  -----         ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............         (9)           1

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         19           28
                                                                  -----         ----
END OF PERIOD...............................................      $  10         $ 29
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

    These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 2000 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2001.

    The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income, and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications to prior year's financial information have been made to conform to the 2001 presentation.

2. ACQUISITIONS

    During the first quarter of 2000, Solutia completed two acquisitions in the Specialty Products segment, which provide custom process research, process development and technology services to the global pharmaceutical industry. In the first acquisition, which closed on February 10, 2000, Solutia acquired CarboGen Holdings AG. CarboGen is a leading independent process research and development firm. In the second acquisition, which closed March 24, 2000, Solutia purchased AMCIS AG. AMCIS serves the global pharmaceutical industry by developing production processes and by manufacturing active ingredients for clinical trials and small-volume commercial drugs. The combined purchase price for these acquisitions was approximately $118 million, which was financed with commercial paper and the assumption of debt.

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

3. RESTRUCTURING AND BUSINESS COMBINATION RESERVES

    During the fourth quarter of 2000, Solutia recorded restructuring charges of $53 million ($33 million aftertax) to cost of goods sold for costs associated with workforce reductions of approximately 700 people and the closure of certain non-strategic facilities. The restructuring actions are expected to be carried out by the end of 2001. Approximately 80 percent of the workforce reductions are planned for North American business and manufacturing operations, and approximately 20 percent are planned for European, Asian and Latin American operations and sales offices. Management and senior management positions represent approximately one-third of the workforce reductions. The closure of non-strategic facilities is not anticipated to have a significant impact on future operations.

    During the first quarter of 2001, Solutia reduced its workforce by approximately 200 positions incurring cash outlays associated with this restructuring action of approximately $9 million.

    The following table summarizes the fourth quarter 2000 restructuring charge and amounts utilized to carry out those plans:

                                                                 EMPLOYMENT        SHUTDOWN OF
                                                                 REDUCTIONS        FACILITIES        TOTAL
                                                                 ----------        -----------       -----
    Balance at January 1, 2000.............................         $ --              $ --            $ --
        Charges taken......................................           50                 3              53
        Amounts utilized...................................           --                (3)             (3)
                                                                    ----              ----            ----
    Balance at December 31, 2000...........................           50                --              50
        Amounts utilized...................................           (9)               --              (9)
                                                                    ----              ----            ----
    BALANCE AT MARCH 31, 2001..............................         $ 41              $ --            $ 41
                                                                    ====              ====            ====

    During the second quarter of 2000, Solutia completed its plans to integrate Vianova Resins operations with Solutia's resins business and service organizations and recorded a liability of $11 million to accrue for costs of integration, in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The integration plans include employment reductions of approximately 130 people, primarily from Vianova Resins' service organizations located in approximately 10 countries. In addition, the plans include amounts to shut down certain Vianova Resins sales offices. The integration actions are expected to be carried out by the end of the second quarter of 2001.

    During the first quarter of 2001, Solutia reduced its workforce by approximately 30 positions incurring cash outlays associated with this restructuring action of approximately $3 million. Total workforce reductions under this restructuring action have totaled 90 positions at a cost of approximately $5 million.

    The following table summarizes the Vianova Resins integration costs and amounts utilized to carry out those plans:

                                                                 EMPLOYMENT        SHUTDOWN OF
                                                                 REDUCTIONS        FACILITIES        TOTAL
                                                                 ----------        -----------       -----
    Balance at January 1, 2000.............................         $ --              $ --           $ --
        Charges taken......................................           10                 1             11
        Amounts utilized...................................           (2)               --             (2)
                                                                    ----              ----           ----
    Balance at December 31, 2000...........................            8                 1              9
        Amounts utilized...................................           (3)               --             (3)
                                                                    ----              ----           ----
    BALANCE AT MARCH 31, 2001..............................         $  5              $  1           $  6
                                                                    ====              ====           ====

    As part of the integration of Vianova Resins with Solutia's resins businesses, Solutia identified excess production capacity for certain Solutia resins products that will allow for the consolidation of production facilities. As a result, Solutia decided to exit its operations at the Port Plastics site in Addyston, Ohio. An $8 million ($5 million aftertax) charge to cost of goods sold was recorded in the second quarter of 2000 to carry out the exit plan. The charge included $2 million to write down plant assets to their fair value of approximately $1 million, $2 million of dismantling costs and $4 million of estimated costs for which Solutia is contractually obligated under an operating agreement. Fair value was determined by discounting future cash flows using an appropriate discount rate. Under the operating agreement, Solutia is required to provide 24 months notice of intent to exit and to pay contractually obligated costs for an additional 18 months thereafter to a third-party operator. The contractually obligated costs represent direct manufacturing, overhead, utilities and severance. The financial impact will not be material to Solutia as production will be shifted to other production facilities.

    The following table summarizes the second quarter 2000 restructuring charge and amounts utilized to carry out those plans:

                                                        SHUTDOWN OF       ASSET WRITE-        OTHER
                                                        FACILITIES            DOWNS           COSTS        TOTAL
                                                        -----------       ------------        -----        -----
    Balance at January 1, 2000....................         $ --               $ --             $ --         $ --
        Charges taken.............................            2                  2                4            8
        Amounts utilized..........................           --                 (2)              --           (2)
                                                           ----               ----             ----         ----
    Balance at December 31, 2000..................            2                 --                4            6
        Amounts utilized..........................           --                 --               --           --
                                                           ----               ----             ----         ----
    BALANCE AT MARCH 31, 2001.....................         $  2               $ --             $  4         $  6
                                                           ====               ====             ====         ====

4. INVENTORY VALUATION

    The components of inventories as of March 31, 2001, and December 31, 2000, were as follows:

                                                              MARCH 31,       DECEMBER 31,
                                                                2001              2000
                                                              ---------       ------------
          Finished goods................................        $ 260            $ 305
          Goods in process..............................          134              105
          Raw materials and supplies....................          110              108
                                                                -----            -----
          Inventories, at FIFO cost.....................          504              518
          Excess of FIFO over LIFO cost.................         (133)            (161)
                                                                -----            -----
          TOTAL.........................................        $ 371            $ 357
                                                                =====            =====

5. CONTINGENCIES

    Solutia is a party to numerous legal proceedings that result from the size and nature of its business. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, in connection with the spinoff from Monsanto Company on September 1, 1997, Solutia assumed from Monsanto, under a distribution agreement, liabilities related to specified legal proceedings. As a result, although Monsanto remains the named defendant, Solutia is required to manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from the litigation. Such matters arise out of the normal course of business and relate to product liability; government regulation, including environmental issues; employee relations and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management believes that the final outcome of such litigation will not have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

    On October 12, 2000, the printing ink resins unit and a small phenolics production unit at Wiesbaden, Germany were severely damaged by an explosion and fire. No fatalities, serious injuries or environmental damage resulted from the incident. During the first quarter of 2001, Solutia finalized insurance recoveries and, accordingly, recognized a $28 million gain ($17 million aftertax) in other income--net from insurance settlements in excess of the net book value of plant assets and associated losses.

    On April 14, 2001, Solutia reached an agreement to settle the claims brought by 1,596 plaintiffs in one of the actions pending in the U.S. District Court for the Northern District of Alabama. Court approval of the settlement is required for those plaintiffs who are minors. The settlement will not have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

6. DERIVATIVE FINANCIAL INSTRUMENTS

    Effective January 1, 2001, Solutia adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001, did not have a material effect on Solutia's consolidated financial statements.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

    Solutia manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of Solutia's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business. Solutia primarily utilizes forward exchange contracts and purchased options to hedge these risks.

    Solutia also enters into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be recorded in other income--net in the period. The net impact of the related gains and losses was not material.

    In addition, Solutia utilizes purchased forward exchange contracts which are designated and qualify as cash flow hedges.
These are intended to offset the effect of exchange rate fluctuations on forecasted collection of certain accounts receivable and certain equipment purchases. Gains and losses on these instruments to the extent that the hedge is effective are deferred in other comprehensive income (OCI) until the related collection of accounts receivable or related depreciation of equipment purchased is recognized in earnings. The earnings impact is reported in other income--net to match the collection of accounts receivable and in cost of goods sold to match the classification of depreciation. At March 31, 2001, hedge ineffectiveness was assessed and deemed immaterial.

    No cash flow hedges were discontinued during the quarter ended March 31, 2001. Foreign currency hedging activity is not material to Solutia's financial statements.

INTEREST RATE RISK

    Interest rate risk is primarily related to the changes in fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia believes its current debt structure appropriately protects the company from changes in interest rates and is not actively using any contracts to manage interest rate risk.

COMMODITY PRICE RISK

    Raw materials used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia periodically uses forward and option contracts to manage the volatility related to anticipated energy and raw material purchases. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into cost of goods sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. All outstanding contracts have matured and have been recognized in earnings during the quarter ended March 31, 2001. Commodity hedging activity is not material to Solutia's financial statements.

7. SEGMENT DATA

    Effective January 1, 2001, Solutia reorganized its management structure from a centralized organization to a decentralized organization. This change redefined segment profitability as the costs for certain functional services, which were previously managed centrally, are now reflected in the operating segments. In addition, certain product groups have been moved between operating segments in recognition of the new management structure and related product management responsibilities. Financial data for prior periods have been restated to conform to the current presentation.

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

      PERFORMANCE FILMS                   SPECIALTY PRODUCTS                   INTEGRATED NYLON
      -----------------                   ------------------                   ----------------
SAFLEX(R) plastic interlayer        Resins and additives,               Intermediate "building block"
                                      including ALFTALAT(R)               chemicals
KEEPSAFE(R), SAFLEX                   polyester resins,
  INSIDE(R) (in Europe only)          RESIMENE(R) and MAPRENAL(R)
  and KEEPSAFE MAXIMUM(R)             crosslinkers and
  glass for residential               SYNTHACRYL(R) acrylic resins
  security and hurricane
  protection windows

LLUMAR(R), VISTA(R) and             THERMINOL(R) heat transfer          Merchant polymer and nylon
  GILA(R) professional and            fluids                              extrusion polymers,
  after-market window films                                               including VYDYNE(R) and
                                                                          ASCEND(TM)

Conductive and anti-reflective      DEQUEST(R) water treatment          Carpet fibers, including the
  coated films and deep-dyed          chemicals                           WEAR-DATED(R) and ULTRON VIP
  films                                                                   brands

                                    SKYDROL(R) hydraulic fluids         Industrial nylon fibers
                                      and SKYKLEEN(R) cleaning
                                      fluids for aviation

                                    GELVA(R) pressure-sensitive         ACRILAN(R) acrylic fibers for
                                      adhesives                           apparel, upholstery fabrics,
                                                                          craft yarns and other
                                                                          applications

                                    Pharmaceutical services--
                                      process research,
                                      process development services
                                      scale-up capabilities and
                                      small scale manufacturing
                                      for the pharmaceutical
                                      industry

    Accounting policies of the segments are the same as those used in the preparation of Solutia's consolidated financial statements. Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes (EBIT), which includes marketing, administrative, technological and amortization expenses and other non-recurring charges such as restructuring and asset impairment charges that can be directly attributable to the operating segment. Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings from affiliates, interest expense, other income--net and expense items and certain non-recurring items such as gains and losses on asset dispositions and restructuring charges that are not directly attributable to the operating segment. Solutia accounts for intersegment sales at agreed upon transfer prices. Intersegment sales are eliminated in consolidation. Segment assets consist primarily of customer receivables, raw materials and finished goods inventories, fixed assets, goodwill and identified intangible assets directly associated with the production processes of the segment (direct fixed assets). Segment depreciation and amortization are based upon direct tangible and intangible assets. Unallocated assets consist primarily of deferred taxes, certain investments in equity affiliates and indirect fixed assets. As a result of the allocation of previously unallocated assets, total assets at March 31, 2001, increased by $162 million in Performance Films, $609 million in Specialty Products and $26 million in Integrated Nylon from
December 31, 2000.

    Segment data for the three months ended March 31, 2001, and 2000, were as follows:

                                                                   THREE MONTHS ENDED MARCH 31,
                                          -------------------------------------------------------------------------------
                                                         2001                                        2000
                                          -----------------------------------         -----------------------------------
                                           NET       INTERSEGMENT                      NET       INTERSEGMENT
                                          SALES         SALES          PROFIT         SALES         SALES          PROFIT
                                          -----      ------------      ------         -----      ------------      ------
SEGMENT:
  Performance Films...................    $151           $ --           $ 16          $185           $ --           $ 32
  Specialty Products (a)..............     251             --             49           305             --             29
  Integrated Nylon....................     345             --             (5)          357              1             31
                                          ----           ----           ----          ----           ----           ----
SEGMENT TOTALS........................     747             --             60           847              1             92
RECONCILIATION TO CONSOLIDATED TOTALS:
  Sales eliminations..................                                                  (1)            (1)
  Corporate expenses..................                                   (10)                                        (12)
  Equity earnings from affiliates.....                                     5                                          10
  Interest expense....................                                   (22)                                        (20)
  Other income--net...................                                     1                                           3
CONSOLIDATED TOTALS:
                                          ----           ----                         ----           ----
  NET SALES...........................    $747           $ --                         $846           $ --
                                          ====           ====           ----          ====           ====           ----
  INCOME BEFORE INCOME TAXES..........                                  $ 34                                        $ 73
                                                                        ====                                        ====

(a) Specialty Products profit for the three months ended March 31, 2001, includes a gain from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany ($28 million pretax, $17 million aftertax).

    Restated segment results for 2000 were as follows:

                                             THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                         -----------------------------------         ------------------------------------
                                                        2000                                         2000
                                         -----------------------------------         ------------------------------------
                                          NET       INTERSEGMENT                      NET        INTERSEGMENT
                                         SALES         SALES          PROFIT         SALES          SALES          PROFIT
                                         -----      ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films..................    $197           $ --           $ 33          $  382          $ --           $ 65
  Specialty Products (b).............     248             --              2             553            --             31
  Integrated Nylon (c)...............     389             --              1             746             1             32
                                         ----           ----           ----          ------          ----           ----
SEGMENT TOTALS.......................     834             --             36           1,681             1            128
RECONCILIATION TO CONSOLIDATED
 TOTALS:
  Sales eliminations.................      --             --                             (1)           (1)
  Corporate expenses (d).............                                   (19)                                         (31)
  Equity earnings from affiliates
    (d), (e).........................                                    (1)                                           9
  Interest expense...................                                   (21)                                         (41)
  Other income--net (d), (f).........                                    11                                           14
CONSOLIDATED TOTALS:
                                         ----           ----                         ------          ----
  NET SALES..........................    $834           $ --                         $1,680          $ --
                                         ====           ====           ----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.........                                  $  6                                         $ 79
                                                                       ====                                         ====

                                          THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------         ------------------------------------
                                                        2000                                         2000
                                         -----------------------------------         ------------------------------------
                                          NET       INTERSEGMENT                      NET        INTERSEGMENT
                                         SALES         SALES          PROFIT         SALES          SALES          PROFIT
                                         -----      ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films..................    $165           $ --           $ 24          $  547          $ --           $ 89
  Specialty Products (b).............     237             --             14             790            --             45
  Integrated Nylon (c)...............     372             --             11           1,118             1             43
                                         ----           ----           ----          ------          ----           ----
SEGMENT TOTALS.......................     774             --             49           2,455             1            177
RECONCILIATION TO CONSOLIDATED
 TOTALS:
  Sales eliminations.................                                                    (1)           (1)
  Corporate expenses (d).............                                   (12)                                         (43)
  Equity earnings from affiliates
    (d), (e).........................                                    14                                           23
  Interest expense...................                                   (22)                                         (63)
  Gain on sale of Polymer Modifiers
    Business (g).....................                                    73                                           73
  Other income--net (d), (f).........                                     1                                           15
CONSOLIDATED TOTALS:
                                         ----           ----                         ------          ----
  NET SALES..........................    $774           $ --                         $2,454          $ --
                                         ====           ====           ----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.........                                  $103                                         $182
                                                                       ====                                         ====

                                           THREE MONTHS ENDED DECEMBER 31,             TWELVE MONTHS ENDED DECEMBER 31,
                                         -----------------------------------         ------------------------------------
                                                        2000                                         2000
                                         -----------------------------------         ------------------------------------
                                          NET       INTERSEGMENT                      NET        INTERSEGMENT
                                         SALES         SALES          PROFIT         SALES          SALES          PROFIT
                                         -----      ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films..................    $145           $ --          $  17          $  692          $ --           $106
  Specialty Products (b), (h)........     214             --            (13)          1,004            --             32
  Integrated Nylon (c), (i), (j).....     372             --            (72)          1,490             1            (29)
                                         ----           ----          -----          ------          ----           ----
SEGMENT TOTALS.......................     731             --            (68)          3,186             1            109
RECONCILIATION TO CONSOLIDATED
 TOTALS:
  Sales eliminations.................                                                    (1)           (1)
  Corporate expenses (d), (k)........                                   (64)                                        (107)
  Equity earnings from
    affiliates (d), (e)..............                                    14                                           37
  Interest expense...................                                   (20)                                         (83)
  Gain on sale of Polymer Modifiers
    Business (g).....................                                    --                                           73
  Other income (expense)--
    net (d), (f).....................                                    (3)                                          12
CONSOLIDATED TOTALS:
                                         ----           ----                         ------          ----
  NET SALES..........................    $731           $ --                         $3,185          $ --
                                         ====           ====          -----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.........                                 $(141)                                        $ 41
                                                                      =====                                         ====

(b) Specialty Products profit for the three months ended June 30, 2000, includes a restructuring charge related to exiting operations at the Port Plastics site in Addyston, Ohio ($8 million pretax, $5 million aftertax).

(c) Integrated Nylon profit for the three months ended June 30, 2000, includes charges to write-down certain investments in Asia based upon indicators that the loss in their values was other than temporary ($14 million pretax, $8 million aftertax), and to accrue for payment of debt obligations associated with one of the investments ($5 million pretax, $3 million aftertax).

(d) For the three months ended June 30, 2000, amounts include special operations charge related to the formation and startup of the Astaris joint venture ($16 million pretax, $11 million aftertax).

(e) For the three months ended June 30, 2000, amount includes special operations charge associated with the impairment and closure of certain manufacturing operations in the United Kingdom for the Flexsys joint venture ($13 million pretax, $13 million aftertax).



(f) For the three months ended June 30, 2000, amount includes a gain on the sale of P4 Production L.L.C., a phosphorus manufacturing venture ($15 million pretax, $9 million aftertax).

(g) For the three months ended September 30, 2000, amount includes a gain on the sale of the Polymer Modifiers business and related manufacturing facilities ($73 million pretax, $46 million aftertax).

(h) Specialty Products profit for the three months ended December 31, 2000, includes an impairment charge
    ($15 million pretax, $9 million aftertax) to cost of goods sold primarily for the write down of certain non-
    strategic production assets.

(i) Integrated Nylon profit for the three months ended December 31, 2000, includes impairment charges
    ($76 million pretax, $48 million aftertax) to cost of goods sold primarily for the write down of certain non-
    performing and non-strategic production assets.

(j) Integrated Nylon profit for the three months ended December 31, 2000, includes a charge ($10 million pretax,
    $6 million aftertax) primarily to reserve for advances and working capital loans to an Asian equity affiliate.

(k) For the three months ended December 31, 2000, amount includes a restructuring charge ($53 million pretax,
    $33 million aftertax) to cost of goods sold for workforce reductions of approximately 700 people across all world areas and functions of the company and the closure of certain non-strategic facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding the expected future financial position, results of operations, profitability, cash flows and liquidity. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business and market conditions, customer acceptance of new products, raw material and energy pricing, currency fluctuations, increased competitive and/or customer pressure and ability to implement cost reduction initiatives in a timely manner.

RESULTS OF OPERATIONS--FIRST QUARTER 2001 COMPARED WITH FIRST
QUARTER 2000

    Net sales for the first quarter of 2001 decreased by 12 percent as compared with the first quarter of 2000. Excluding the contribution of the Phosphorus Derivatives business to the Astaris joint venture in April 2000 and the Polymer Modifiers business that was sold in August 2000, net sales for the first quarter 2001 were unchanged from the comparable period in 2000. Unfavorable currency exchange rate fluctuations offset higher volumes and higher average selling prices.

  Performance Films

    Net sales in the Performance Films segment for the first quarter of 2001 decreased by 18 percent over the same period of the prior year because of the sale of the Polymer Modifiers business. Excluding the Polymer Modifiers business, net sales increased slightly for the segment. Net sales increased because of increased demand for SAFLEX(R) plastic interlayer products by European and Asian automotive glass manufacturers and European architectural glass laminators, partially offset by decreased demand by North American automotive glass manufacturers. Also, to a lesser extent, businesses in this segment achieved higher average selling prices than those of the year-ago quarter. Partially offsetting the increases in sales volumes and average selling prices were unfavorable currency exchange rate fluctuations in SAFLEX(R) due to the devaluation of the euro and Japanese yen in relation to the U.S. dollar.

    Segment profit for the three-month period ended March 31, 2001, decreased 50 percent over the three-month period ended March 31, 2000, due to higher raw material and energy costs, unfavorable manufacturing costs associated with production cutbacks to control inventory and the loss of income associated with the sale of the Polymer Modifiers business.

  Specialty Products

    Net sales for the three months ended March 31, 2001, reflect a full quarter of net sales from the Pharmaceutical Services businesses that were acquired during the first quarter of 2000 and a decrease of net sales resulting from the contribution of the Phosphorus Derivatives business to the Astaris joint venture. Net sales in the Specialty Products segment decreased 18 percent for the first quarter 2001 over the comparable quarter of the prior year. Excluding sales from the Phosphorus Derivatives business, net sales increased 4 percent over the first quarter of 2000 due to higher sales volumes in the Resins and Additives business and a full quarter of net sales from the Pharmaceutical Services businesses. Also, to a lesser extent, businesses in this segment achieved higher average selling prices than those of the year-ago quarter. Partially offsetting the increases in sales volumes and average selling prices were unfavorable currency exchange rate fluctuations due to the devaluation of the euro in relation to the U.S. dollar.

    Segment profit for the Specialty Products segment increased
69 percent for the quarter ended March 31, 2001, over the year-ago quarter. Excluding the gain from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany (as more fully described in Footnote 5), segment profit decreased 28 percent due to the loss of income associated with the Phosphorus Derivatives business.

  Integrated Nylon

    Net sales for the first quarter of 2001 in the Integrated Nylon segment decreased 3 percent from the first quarter of 2000. The decrease in sales occurred in almost all businesses in this segment as volume declines more than offset improvements in average selling prices. The effects of a slowing U.S. economy continue to unfavorably impact the Integrated Nylon segment. The most significant volume declines were shown for carpet fiber, nylon plastic and polymer and ACRILAN(R) acrylic fiber. Carpet fibers sales volumes decreased as carpet mills continue to manage inventory levels in response to lower retail demand. Decreased sales volumes in the nylon plastics and polymer business resulted from lower shipments of VYDYNE(R) nylon molding resins to the Dow Plastics alliance because of the slowdown in the U.S. automotive industry, and lower global demand for textile polymers. ACRILAN(R) sales volumes decreased in the U.S. because of the slowing U.S. economy and increasing price pressure from foreign competitors. The majority of the increase in average selling prices occurred in the intermediates business. Intermediates' price increases primarily resulted from contracts with formula pricing tied to raw material costs.

    The Integrated Nylon segment incurred a loss in the first quarter of 2001 of $5 million compared to a profit of $31 million in first quarter of 2000. The decline resulted primarily from higher raw material and energy prices and to a lesser extent, decreased sales volumes. The cost of natural gas, which is used as an energy source and affects the cost of various raw materials within the segment, increased more than 100 percent over the year-ago period. The costs of propylene and cyclohexane, major feedstocks for the segment, both increased approximately 10 percent over 2000 levels. The petrochemical and natural gas markets remain extremely volatile and upward pricing pressures continue because of low worldwide inventory levels. Elevated natural gas costs as well as lower Integrated Nylon volumes will continue to adversely affect profitability over the near term. In addition to high raw material and energy costs, segment profitability was also negatively affected by the shutdown of the Chocolate Bayou Intermediates facility in February 2001 as a result of a power outage.

  Operating Income

    Operating income for the first quarter of 2001 was $21 million compared with $79 million in the first quarter of 2000 because of lower segment profit discussed above.

    During the fourth quarter of 2000, Solutia recorded restructuring charges of $53 million ($33 million aftertax, or $0.31 per share) to cost of goods sold for costs associated with work force reductions of approximately 700 people across all world areas of the company and the closure of certain non-strategic facilities, as more fully described in footnote 3.

    During the first quarter of 2001 under its two restructuring actions, Solutia reduced its workforce by approximately 230 positions incurring cash outlays associated with its restructuring actions of approximately $12 million. As a result of these actions, Solutia expects to realize approximately $14 million in savings, beginning in the second quarter of 2001, primarily reflected in cost of goods sold from reduced employee expense.

  Other Income--Net

    For the three months ended March 31, 2001, other income--net includes a gain from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany ($28 million pretax, $17 million aftertax).

FINANCIAL CONDITION AND LIQUIDITY

    At March 31, 2001, Solutia had outstanding commercial paper balances of $539 million, a $54 million increase from the December 31, 1999, balance of $485 million. Increased commercial paper balances reflect lower profitability, severance and other restructuring payments and a seasonal increase in overall working capital levels.

    Solutia's commercial paper program is supported by an $800 million, five-year revolving credit facility ($800 million facility) with a syndicate of commercial banks and, a $250 million, 364-day multi-currency revolving credit agreement ($250 million facility) with a syndicate of commercial banks. The $800 million facility and the $250 million facility are also available for working capital and other general corporate purposes.

    Both the $800 million facility and the $250 million facility contain various covenants that, among other things, restrict Solutia's ability to merge with another entity and require Solutia to meet certain leverage and interest coverage ratios. During the first quarter of 2001, Solutia completed an amendment of its credit agreements to modify the financial covenants. Solutia does not anticipate that future borrowings will be limited by the terms of these agreements.

    In connection with the finalization of the external financing agreement for Astaris during the third quarter of 2000, Solutia contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. Solutia received notification that an estimated $20 million contribution could be required during 2001. This obligation will not have a significant impact on Solutia's consolidated financial position, liquidity or profitability.

    Solutia believes that its cash flow from operations and available borrowing capacity under the $800 million facility and the $250 million facility provide sufficient resources to finance its operations and planned capital needs for the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        FACTORS

    There have been no material changes in market risk exposures during the first three months of 2001 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 23 and 24 of Solutia's Annual Report on Form 10-K for the year ended December 31, 2000.

                     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Solutia's Annual Report on Form 10-K for the year ended December 31, 2000, described a number of cases pending in Circuit Court for Calhoun County, Alabama and the United States District Court for the Northern District of Alabama which were brought on behalf of a number of individuals who own or rent homes, own or operate businesses, attend churches, or who have otherwise resided or visited in neighborhoods near the Anniston plant. On April 14, 2001, Solutia reached an agreement to settle the claims brought by 1,596 plaintiffs in one of the actions pending in the U.S. District Court for the Northern District of Alabama. Court approval of the settlement is required for those plaintiffs who are minors.

    Solutia's Form 10-K also described several consolidated cases pending in Circuit Court for Calhoun County, Alabama brought on behalf of 2,714 plaintiffs in which the Alabama Supreme Court had entered a stay of proceedings pending that court's decision on Solutia's petition for a writ of mandamus. On March 23, 2001, the Alabama Supreme Court denied Solutia's petition, dissolved the stay of proceedings and remanded the cases to the Circuit Court for Calhoun County with instructions to consider and rule upon Solutia's motion for transfer of venue.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits--See the Exhibit Index at page 17 of this report.

(b) Solutia did not file any reports on form 8-K during the quarter ended March 31, 2001.

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

Date: April 27, 2001

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

   2          Omitted--Inapplicable

   3          (i) Omitted--Inapplicable

              (ii) By-Laws of Solutia Inc., as last amended April 25, 2001

   4          Omitted--Inapplicable

  10          1. Amendment No. 2, dated as of February 1, 2001, to U.S.
                 $800,000,000 Amended and Restated Five-Year Credit Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America, N.A. as Syndication Agent and Citibank, N.A. as Administrative Agent

  10          2. Amendment No. 1, dated as of February 1, 2001, to U.S.
                 $250,000,000 364-Day Multicurrency Credit Agreement, dated as of November 21, 2000, among Solutia, the lenders named therein, Bank of America, N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent

  10          3. Letter Agreement between Solutia Inc. and Michael E.
                 Miller dated January 23, 2001

  11          Omitted--Inapplicable; see "Statement of Consolidated
              Income" on page 1.

  15          Omitted--Inapplicable

  18          Omitted--Inapplicable

  19          Omitted--Inapplicable

  22          Omitted--Inapplicable

  23          Omitted--Inapplicable

  24          Omitted--Inapplicable

  27          Omitted--Inapplicable

  99          Computation of Ratio of Earnings to Fixed Charges