Form 10-Q
period 2001-06-30
SOLUTIA INC
filed 2001-07-27
CIK 1043382

===============================================================================

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549

(MARK ONE)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                               (314) 674-1000
                               --------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---    ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                     OUTSTANDING AT
                 CLASS                               JUNE 30, 2001
                 -----                               --------------
     COMMON STOCK, $0.01 PAR VALUE                 103,813,231 SHARES
     -----------------------------                 ------------------

===============================================================================

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                 SOLUTIA INC.

                                     STATEMENT OF CONSOLIDATED INCOME
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS                  SIX MONTHS
                                                           ENDED JUNE 30,               ENDED JUNE 30,
                                                         -------------------         ---------------------
                                                         2001          2000           2001           2000
                                                         -----         -----         ------         ------
NET SALES..........................................      $ 737         $ 834         $1,484         $1,680
Cost of goods sold.................................        609           676          1,228          1,324
                                                         -----         -----         ------         ------
GROSS PROFIT.......................................        128           158            256            356
Marketing expenses.................................         45            41             91             88
Administrative expenses............................         38            50             74             93
Technological expenses.............................         15            21             32             43
Amortization expense...............................          8             8             16             15
                                                         -----         -----         ------         ------
OPERATING INCOME...................................         22            38             43            117
Equity earnings (loss) from affiliates.............          8            (2)            12              7
Interest expense...................................        (22)          (21)           (44)           (41)
Other income (expense)--net........................          6            (9)            37             (4)
                                                         -----         -----         ------         ------
INCOME BEFORE INCOME TAXES.........................         14             6             48             79
Income taxes.......................................          1             2             13             24
                                                         -----         -----         ------         ------
NET INCOME.........................................      $  13         $   4         $   35         $   55
                                                         =====         =====         ======         ======
BASIC EARNINGS PER SHARE...........................      $0.13         $0.04         $ 0.34         $ 0.51
                                                         =====         =====         ======         ======
DILUTED EARNINGS PER SHARE.........................      $0.12         $0.04         $ 0.33         $ 0.50
                                                         =====         =====         ======         ======
Weighted average equivalent shares (in millions):
    Basic..........................................      103.7         107.4          103.6          108.3
    Effect of dilutive securities:
        Common share equivalents--common shares
          issuable upon exercise of outstanding
          stock options............................        1.3           1.6            1.3            1.6
                                                         -----         -----         ------         ------
    Diluted........................................      105.0         109.0          104.9          109.9
                                                         =====         =====         ======         ======

                               STATEMENT OF CONSOLIDATED COMPREHENSIVE LOSS
                                          (DOLLARS IN MILLIONS)

                                                            THREE MONTHS                  SIX MONTHS
                                                           ENDED JUNE 30,               ENDED JUNE 30,
                                                         -------------------         ---------------------
                                                         2001          2000           2001           2000
                                                         -----         -----         ------         ------
NET INCOME.........................................      $  13         $   4         $   35         $   55
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments...................        (24)          (45)           (60)           (65)
Net unrealized loss on derivative instruments......         (2)          --              (2)           --
Net gain on derivative instruments.................        --            --              (2)           --
                                                         -----         -----         ------         ------
COMPREHENSIVE INCOME (LOSS)........................      $ (13)        $ (41)        $  (29)        $  (10)
                                                         =====         =====         ======         ======

See accompanying Notes to Consolidated Financial Statements.

                                         SOLUTIA INC.

                        STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  JUNE 30,        DECEMBER 31,
                                                                    2001              2000
                                                                  --------        ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................       $   17            $   19
Trade receivables, net of allowance of $13 in 2001 and $12
  in 2000...................................................          430               406
Miscellaneous receivables and prepaid expenses..............           99               126
Deferred income tax benefit.................................          110               107
Inventories.................................................          355               357
                                                                   ------            ------
TOTAL CURRENT ASSETS........................................        1,011             1,015

PROPERTY, PLANT AND EQUIPMENT:
Land........................................................           57                60
Buildings...................................................          412               421
Machinery and equipment.....................................        2,944             2,982
Construction in progress....................................           78                62
                                                                   ------            ------
Total property, plant and equipment.........................        3,491             3,525
Less accumulated depreciation...............................        2,334             2,320
                                                                   ------            ------
NET PROPERTY, PLANT AND EQUIPMENT...........................        1,157             1,205

INVESTMENTS IN AFFILIATES...................................          376               351
GOODWILL, net of accumulated amortization of $33 in 2001 and
  $24 in 2000...............................................          385               421
IDENTIFIED INTANGIBLE ASSETS, net of accumulated
  amortization of $21 in 2001 and $16 in 2000...............          197               217
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................          153               190
OTHER ASSETS................................................          179               182
                                                                   ------            ------
TOTAL ASSETS................................................       $3,458            $3,581
                                                                   ======            ======
           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable............................................       $  313            $  359
Wages and benefits..........................................           48                45
Accrued liabilities.........................................          402               451
Short-term debt.............................................          597               494
                                                                   ------            ------
TOTAL CURRENT LIABILITIES...................................        1,360             1,349

LONG-TERM DEBT..............................................          770               784
POSTRETIREMENT LIABILITIES..................................          925               941
OTHER LIABILITIES...........................................          455               541

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value
 $0.01)
  Issued: 118,400,635 shares in 2001 and 2000...............            1                 1
  Additional contributed capital............................         (151)             (141)
  Treasury stock, at cost (14,587,404 shares in 2001 and
    15,484,194 shares in 2000)..............................         (279)             (296)
Unearned ESOP shares........................................           (5)               (9)
Accumulated other comprehensive loss........................         (172)             (108)
Reinvested earnings.........................................          554               519
                                                                   ------            ------
SHAREHOLDERS' DEFICIT.......................................          (52)              (34)
                                                                   ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................       $3,458            $3,581
                                                                   ======            ======

See accompanying Notes to Consolidated Financial Statements.

                                     SOLUTIA INC.

                         STATEMENT OF CONSOLIDATED CASH FLOW
                               (DOLLARS IN MILLIONS)

                                                                      SIX MONTHS
                                                                    ENDED JUNE 30,
                                                                  ------------------
                                                                  2001          2000
                                                                  -----         ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income..................................................      $  35         $ 55
Adjustments to reconcile to Cash From Operations:
    Items that did not use (provide) cash:
        Deferred income taxes...............................         38           15
        Depreciation and amortization.......................         90           96
        Amortization of deferred credits....................         (7)          (5)
        Restructuring expenses and other charges--net.......        --            41
        Other...............................................         (3)         (13)
    Working capital changes that provided (used) cash:
        Trade receivables...................................        (25)         (21)
        Inventories.........................................          1          (13)
        Accounts payable and accrued liabilities............        (96)          21
        Other...............................................         31          (18)
    Net pretax gains from asset disposals...................        (31)         --
    Other items.............................................       (115)         (27)
                                                                  -----         ----
CASH FROM OPERATIONS........................................        (82)         131
                                                                  -----         ----

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (43)        (123)
Acquisition and investment payments, net of cash acquired...        (18)        (107)
Property disposals and investment proceeds, net.............         32           28
                                                                  -----         ----
CASH FROM INVESTING ACTIVITIES..............................        (29)        (202)
                                                                  -----         ----

FINANCING ACTIVITIES:
Net change in short-term debt obligations...................        101          125
Long-term debt reductions...................................        --            (9)
Treasury stock purchases....................................        --           (53)
Common stock issued under employee stock plans..............          8            1
                                                                  -----         ----
CASH FROM FINANCING ACTIVITIES..............................        109           64
                                                                  -----         ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............         (2)          (7)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         19           28
                                                                  -----         ----
END OF PERIOD...............................................      $  70         $ 21
                                                                  =====         ====

See accompanying Notes to Consolidated Financial Statements.

                            SOLUTIA INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (DOLLARS IN MILLIONS)

1. BASIS OF PRESENTATION

    Solutia Inc. and its subsidiaries produce and market a variety of high-performance chemical-based materials. Solutia's strategic focus is built on key strengths, including complex manufacturing capabilities, process engineering expertise, technical service, customer problem solving, polymer chemistry and fiber technology. These world-class skills are applied to create solutions and products for customers in the consumer, household, automotive, industrial products and pharmaceutical industries. Solutia's products and services include SAFLEX(R) plastic interlayer; window and industrial films; GELVA(R) pressure-sensitive adhesives; liquid, powder and waterborne resins; process research, process development and scale-up services for the pharmaceutical industry; VYDYNE(R) and ASCEND(TM) nylon polymers; and nylon fibers.

    These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 2000 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2001.

    The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

    For the six months ended June 30, 2001, Solutia has reduced its workforce by approximately 400 positions incurring cash outlays associated with this restructuring action of approximately
$26 million.

    The following table summarizes the fourth quarter 2000 restructuring charge and amounts utilized to carry out those plans:

                                                                 EMPLOYMENT        SHUTDOWN OF
                                                                 REDUCTIONS        FACILITIES        TOTAL
                                                                 ----------        -----------       -----
    Balance at January 1, 2000.............................         $--               $--             $--
        Charges taken......................................           50                 3              53
        Amounts utilized...................................          --                 (3)             (3)
                                                                    ----              ----            ----
    Balance at December 31, 2000...........................           50               --               50
        Amounts utilized...................................           (9)              --               (9)
                                                                    ----              ----            ----
    Balance at March 31, 2001..............................           41               --               41
        Amounts utilized...................................          (17)              --              (17)
                                                                    ----              ----            ----
    BALANCE AT JUNE 30, 2001...............................         $ 24              $--             $ 24
                                                                    ====              ====            ====

    During the second quarter of 2000, Solutia completed its plans to integrate Vianova Resins operations with Solutia's resins business and service organizations and recorded a liability of $11 million to accrue for costs of integration, in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The integration plans included employment reductions of approximately 130 people, primarily from Vianova Resins' service organizations located in approximately 10 countries. In addition, the plans included amounts to shutdown certain Vianova Resins sales offices.

    During the second quarter of 2001, Solutia completed the integration actions of shutting down certain Vianova Resins sales offices at a cost of approximately $1 million and reduced its workforce by approximately 130 positions at a cost of approximately $10 million.

    The following table summarizes the Vianova Resins integration costs and amounts utilized to carry out those plans:

                                                                 EMPLOYMENT        SHUTDOWN OF
                                                                 REDUCTIONS        FACILITIES        TOTAL
                                                                 ----------        -----------       -----
    Balance at January 1, 2000.............................         $--               $--             $--
        Charges taken......................................           10                 1              11
        Amounts utilized...................................           (2)              --               (2)
                                                                    ----              ----            ----
    Balance at December 31, 2000...........................            8                 1               9
        Amounts utilized...................................           (3)              --               (3)
                                                                    ----              ----            ----
    Balance at March 31, 2001..............................            5                 1               6
        Amounts utilized...................................           (5)               (1)             (6)
                                                                    ----              ----            ----
    BALANCE AT JUNE 30, 2001...............................         $--               $--             $--
                                                                    ====              ====            ====

    As part of the integration of Vianova Resins with Solutia's resins businesses, Solutia identified excess production capacity for certain Solutia resins products that will allow for the consolidation of production facilities. As a result, Solutia decided to exit its operations at the Port Plastics site in Addyston, Ohio. An $8 million
($5 million aftertax) charge to cost of goods sold was recorded in the second quarter of 2000 to carry out the exit plan. The charge included
$2 million to write down plant assets to their fair value of approximately $1 million, $2 million of dismantling costs and $4 million of estimated costs for which Solutia is contractually obligated under an operating agreement. Fair value of plant assets was determined by discounting future cash flows using an appropriate discount rate. Under the operating agreement, Solutia is required to provide 24 months notice of intent to exit and to pay contractually obligated costs for an additional 18 months thereafter to a third-party operator. Solutia provided notice of intent to exit on June 30, 2000, and will exit the site in June of 2002. The contractually obligated costs represent direct manufacturing, overhead, utilities and severance. The financial impact will not be material to Solutia as production will be shifted to other production facilities.

    The following table summarizes the second quarter 2000 restructuring charge and amounts utilized to carry out those plans:

                                                        SHUTDOWN OF       ASSET WRITE-        OTHER
                                                        FACILITIES            DOWNS           COSTS        TOTAL
                                                        -----------       ------------        -----        -----
    Balance at January 1, 2000....................         $--                $--              $--          $--
        Charges taken.............................            2                  2                4            8
        Amounts utilized..........................          --                  (2)             --            (2)
                                                           ----               ----             ----         ----
    Balance at December 31, 2000..................            2                --                 4            6
        Amounts utilized..........................          --                 --               --           --
                                                           ----               ----             ----         ----
    Balance at March 31, 2001.....................            2                --                 4            6
        Amounts utilized..........................          --                 --               --           --
                                                           ----               ----             ----         ----
    BALANCE AT JUNE 30, 2001......................         $  2               $--              $  4         $  6
                                                           ====               ====             ====         ====

4. INVENTORY VALUATION

    The components of inventories as of June 30, 2001, and December 31, 2000, were as follows:

                                                    JUNE 30,        DECEMBER 31,
                                                      2001              2000
                                                    --------        ------------
Finished goods................................        $ 262            $ 305
Goods in process..............................          121              105
Raw materials and supplies....................          106              108
                                                      -----            -----
Inventories, at FIFO cost.....................          489              518
Excess of FIFO over LIFO cost.................         (134)            (161)
                                                      -----            -----
TOTAL.........................................        $ 355            $ 357
                                                      =====            =====

5. CONTINGENCIES

    Solutia is a party to numerous legal proceedings that result from the size and nature of its business. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, in connection with the spinoff from Monsanto Company (now Pharmacia Corporation) on September 1, 1997, Solutia assumed from Monsanto, under a distribution agreement, liabilities related to specified legal proceedings. As a result, although Monsanto remains the named defendant, Solutia is required to manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from the litigation. Such matters arise out of the normal course of business and relate to product liability; government regulation, including environmental issues; employee relations and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management believes that the final outcome of such litigation will not have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

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

    On April 14, 2001, Solutia reached an agreement to settle the claims brought by 1,596 plaintiffs in one of the actions pending in the U.S. District Court for the Northern District of Alabama. The settlement agreement was approved by the court and will not have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

6. DERIVATIVE FINANCIAL INSTRUMENTS

    Effective January 1, 2001, Solutia adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001, did not have a material effect on Solutia's consolidated financial statements.

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

    In addition, Solutia utilizes purchased forward exchange contracts which are designated and qualify as cash flow hedges.
These are intended to offset the effect of exchange rate fluctuations on forecasted collection of certain accounts receivable and certain equipment purchases. Gains and losses on these instruments to the extent that the hedge is effective are deferred in other comprehensive income (OCI) until the related collection of accounts receivable or related depreciation of equipment purchased is recognized in earnings. The earnings impact is reported in other income--net to match the collection of accounts receivable and in cost of goods sold to match the classification of depreciation. At June 30, 2001, hedge ineffectiveness was assessed and deemed immaterial.

    No cash flow hedges were discontinued during the quarter ended June 30, 2001. Foreign currency hedging activity is not material to Solutia's financial statements.

INTEREST RATE RISK

    Interest rate risk is primarily related to the changes in fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia believes its current debt structure appropriately protects the company from changes in interest rates and is not actively using any contracts to manage interest rate risk.

COMMODITY PRICE RISK

    Raw materials used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia periodically uses forward and option contracts to manage the volatility related to anticipated energy and raw material purchases. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into cost of goods sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. No outstanding contracts matured during the quarter ended June 30, 2001. Net unrealized losses on current open contracts totaled $2 million aftertax during the quarter ended June 30, 2001. Commodity hedging activity is not material to Solutia's financial statements.

7. OTHER

    On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for Solutia, will be January 1, 2002. Solutia expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $22 million aftertax. Additionally, Solutia does not expect to have significant goodwill impairment charges associated with the adoption of this statement.

8. SEGMENT DATA

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

                                    SKYDROL(R) hydraulic fluids         Industrial nylon fibers
                                      and SKYKLEEN(R) cleaning
                                      fluids for aviation

                                    GELVA(R) pressure-sensitive         ACRILAN(R) acrylic fibers for
                                      adhesives                           apparel, upholstery fabrics,
                                                                          craft yarns and other
                                                                          applications
                                    Pharmaceutical services--
                                      process research, process
                                      development services for
                                      scale-up capabilities and
                                      small scale manufacturing
                                      for the pharmaceutical
                                      industry

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

    Segment data for the three months and the six months ended June 30, 2001, and 2000, were as follows:

                                                                  THREE MONTHS ENDED JUNE 30,
                                       ---------------------------------------------------------------------------------
                                                       2001                                         2000
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT                      NET        INTERSEGMENT
                                       SALES          SALES          PROFIT         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films................    $  159          $--            $ 20          $  197          $--            $ 33
  Specialty Products (a)...........       234           --              14             248           --               2
  Integrated Nylon (b).............       344           --               9             389           --               1
                                       ------          ----           ----          ------          ----           ----
SEGMENT TOTALS.....................       737           --              43             834           --              36
RECONCILIATION TO CONSOLIDATED
 TOTALS:
  Sales eliminations...............       --            --                             --            --
  Corporate expenses (c)...........                                    (16)                                         (19)
  Equity earnings (loss) from
    affiliates (c), (d)............                                      7                                           (1)
  Interest expense.................                                    (22)                                         (21)
  Other income--net (c), (e).......                                      2                                           11
CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $  737          $--                          $  834          $--
                                       ======          ====           ----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.......                                   $ 14                                         $  6
                                                                      ====                                         ====

                                                                   SIX MONTHS ENDED JUNE 30,
                                       ---------------------------------------------------------------------------------
                                                       2001                                         2000
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT                      NET        INTERSEGMENT
                                       SALES          SALES          PROFIT         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films................    $  310          $--            $ 36          $  382          $--            $ 65
  Specialty Products (a), (f)......       485           --              63             553           --              31
  Integrated Nylon (b).............       689           --               4             746             1             32
                                       ------          ----           ----          ------          ----           ----
SEGMENT TOTALS.....................     1,484           --             103           1,681             1            128
RECONCILIATION TO CONSOLIDATED
 TOTALS:
  Sales eliminations...............       --            --                              (1)           (1)
  Corporate expenses (c)...........                                    (26)                                         (31)
  Equity earnings (loss) from
    affiliates (c), (d)............                                     12                                            9
  Interest expense.................                                    (44)                                         (41)
  Other income--net (c), (e).......                                      3                                           14
CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $1,484          $--                          $1,680          $--
                                       ======          ====           ----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.......                                   $ 48                                         $ 79
                                                                      ====                                         ====

(a)     Specialty Products profit for the periods ended June 30, 2000, includes a restructuring charge related to exiting operations at the Port Plastics site in Addyston, Ohio ($8 million pretax, $5 million aftertax).



(b)     Integrated Nylon profit for the periods ended June 30, 2000, includes charges to write down certain investments in Asia based upon indicators that the loss in their values was other than temporary ($14 million pretax, $8 million aftertax), and to accrue for payment of debt obligations associated with one of the investments ($5 million pretax, $3 million aftertax).

(c)     For the periods ended June 30, 2000, amounts include charges related to the formation and startup of the
        Astaris joint venture ($16 million pretax, $11 million aftertax).

(d)     For the periods ended June 30, 2000, amount includes a charge associated with the impairment and closure of certain manufacturing operations in the United Kingdom for the Flexsys joint venture ($13 million pretax,
        $13 million aftertax).

(e)     For the periods ended June 30, 2000, amount includes a gain on the sale of P4 Production L.L.C., a phosphorus manufacturing venture ($15 million pretax, $9 million aftertax).

(f)     Specialty Products profit for the six months ended June 30, 2001, includes a gain from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany ($28 million pretax, $17 million aftertax).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding the expected future financial position, results of operations, profitability, cash flows, liquidity and the effect of changes in accounting due to recently issued accounting standards. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business and market conditions, customer acceptance of new products, raw material and energy pricing, currency fluctuations, increased competitive and/or customer pressure and ability to implement cost reduction initiatives in a timely manner.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2001, COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 2000

    Net sales for the second quarter of 2001 decreased by 12 percent as compared with the second quarter of 2000. Excluding the contribution of the Phosphorus Derivatives business to the Astaris LLC joint venture in April 2000 and the Polymer Modifiers business that was sold in August 2000, net sales for the second quarter decreased 6 percent from the comparable period in 2000. Lower sales volumes, lower average selling prices and unfavorable currency exchange rate fluctuations contributed to the decrease in net sales.

  Performance Films

    Net sales for the second quarter of 2001 in the Performance Films segment decreased by 19 percent over the same period of the prior year primarily because of the sale of the Polymer Modifiers business. Excluding the Polymer Modifiers business, net sales decreased 2 percent for the segment primarily because of unfavorable currency exchange rate fluctuations due to the devaluation of the euro and Japanese yen in relation to the U.S. dollar. Also, to a lesser extent, businesses in this segment achieved lower average selling prices than those of the year-ago period due to competitive pricing pressures. Sales volumes in the segment were up because of increased demand for the SAFLEX(R) plastic interlayer products by European and Asian automotive glass manufacturers and European architectural glass laminators, partially offset by decreased demand by North American automotive glass manufacturers and lower sales of specialty films into the electronic display market.

    Performance Films segment profit for the three-month period ended June 30, 2001, decreased 39 percent over the three-month period ended June 30, 2000, because of the loss of income associated with the sale of the Polymer Modifiers business, unfavorable manufacturing variances associated with lower capacity utilization rates and higher raw material costs, partially offset by lower personnel expense associated with restructuring activities.

  Specialty Products

    Net sales in the Specialty Products segment for the second quarter of 2001 decreased 6 percent over the comparable quarter of 2000. Excluding sales from the Phosphorus Derivatives business which was contributed to the Astaris joint venture in April 2000, net sales declined by 1 percent. The decrease primarily resulted from unfavorable currency exchange movements due to the devaluation of the euro in relation to the U.S. dollar and lower demand from European customers in the Resins and Additives business. Partially offsetting the impact of unfavorable currency exchange rate fluctuations and lower European sales volumes was increased demand for the process research, process development and small scale manufacturing services provided by the Pharmaceutical Services business and higher average selling prices in the Resins and Additives business.

    Segment profit for the Specialty Products segment increased six-fold for the quarter ended June 30, 2001, over the year-ago quarter primarily because of a restructuring charge of $8 million ($5 million aftertax) incurred in June of 2000 related to exiting operations at the Port Plastics site in Addyston, Ohio. Excluding the restructuring charge, segment profit increased due to higher net sales in the Pharmaceutical Services business, lower personnel expense associated with restructuring activities and a small gain associated with certain asset sales in the Resins and Additives business.

  Integrated Nylon

    The Integrated Nylon segment's net sales for the three-month period ended June 30, 2001, decreased 12 percent from the second quarter of 2000. Volume declines and lower average selling prices contributed to the decrease in sales throughout most of the product lines in this segment. The effects of a slowing U.S. economy continue to unfavorably impact the Integrated Nylon segment. The most significant volume declines were shown in nylon carpet and industrial fibers and nylon plastics and polymers. Carpet fiber sales volumes decreased as carpet mills continue to manage inventory levels in response to lower retail demand. Decreased sales volumes of nylon plastics and polymers resulted from lower shipments of VYDYNE(R) nylon molding resins to the Dow Plastics alliance because of the slowdown in the U.S. automotive industry, and lower global demand for textile polymers. Nylon industrial product sales volumes decreased because of the slowdown in the U.S. automotive industry.

    Segment profit for the Integrated Nylon segment increased eight-fold for the quarter ended June 30, 2001, compared to the second quarter of 2000. Excluding charges of $19 million ($11 million aftertax) incurred in June of 2000 to write down certain investments in Asia and to accrue for the payment of debt obligations associated with one of the investments, segment profit decreased 55 percent. The profit decrease resulted primarily from lower net sales in the segment and unfavorable manufacturing variances associated with lower capacity utilization rates, partially offset by decreased raw material costs and lower personnel expense associated with restructuring activities. Lower Integrated Nylon volumes will continue to adversely affect profitability over the near term.

  Operating Income

    Operating income for the second quarter of 2001 declined to $22 million from $38 million in the second quarter of 2000. However, operating income for the second quarter of 2000 reflected an asset impairment charge of $6 million ($4 million aftertax) to administrative expenses for the write down of capitalized software costs related to the formation of the Astaris joint venture and the Port Plastics restructuring charge that was taken in the Specialty Products segment. Excluding these charges, the decline in operating income was primarily driven by lower segment profit discussed above.

  Equity Earnings (Loss) from Affiliates

    Equity earnings from affiliates was $8 million in the second quarter of 2001 compared to a loss of $2 million in the comparable quarter in 2000. Profitability in the prior year was negatively affected by special charges incurred by the Flexsys, L.P. and Astaris joint ventures. During 2000, the Flexsys joint venture recorded charges associated with the closure and impairment of certain manufacturing operations in the United Kingdom. Solutia's share of these charges was $13 million ($13 million aftertax). In addition, the Astaris joint venture recorded charges related to the closure of certain of its production facilities. Solutia's share of these charges was approximately $2 million ($2 million aftertax). Excluding these charges, equity earnings from affiliates in the quarter ended June 30, 2001, decreased approximately $5 million because of lower earnings from the Astaris joint venture resulting from lower sales volumes, higher raw material costs and severance charges of approximately $2 million ($2 million aftertax) associated with headcount reductions at certain production facilities. To a lesser extent, lower sales volumes from the Advanced Elastomer Systems, L.P. joint venture contributed to lower earnings.

  Other Income (Expense)--Net

    Other income for the quarter ended June 30, 2001, was $6 million compared to other expense of $9 million for the same period in 2000. The significant increase in income was principally attributable to 2000 charges of $8 million ($5 million aftertax) associated with the startup and formation of the Astaris joint venture and charges of $19 million ($11 million aftertax) to write down certain investments in Asia and to accrue for payment of debt obligations associated with one of the investments. Offsetting the 2000 charges was a $15 million gain ($9 million aftertax) resulting from the sale of substantially all of Solutia's 40 percent interest in an Idaho phosphorus manufacturing venture. Excluding these charges and gain, other income in the second quarter of 2001 increased $3 million over the same period in 2000, which was due in part to a small gain from certain asset sales.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2001, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

    Net sales for the six-month period ended June 30, 2001, decreased by 12 percent as compared with the six-month period ended June 30, 2000. Excluding the contribution of the Phosphorus Derivatives business to the Astaris joint venture in April 2000 and the Polymer Modifiers business that was sold in August 2000, net sales for the first six months of 2001 were down 3 percent from the comparable period in 2000. Sales decreases reflect lower volumes and unfavorable currency exchange rate fluctuations, partially offset by higher average selling prices.

  Performance Films

    Performance Films' net sales for the first six months of 2001 decreased 19 percent in comparison to the first six months of 2000 primarily because of the sale of the Polymer Modifiers business. Excluding the Polymer Modifiers business, net sales decreased slightly for the segment primarily because of unfavorable currency exchange rate fluctuations due to the devaluation of the euro and Japanese yen in relation to the U.S. dollar. Also, to a lesser extent, businesses in this segment achieved lower average selling prices than those of the year-ago period due to competitive pricing pressures. Sales volumes for the first half of 2001 increased over the prior year period because of increased demand for the SAFLEX(R) plastic interlayer products by European and Asian automotive glass manufacturers and European architectural glass laminators. Partially offsetting the increases in sales volumes were decreased demand by North American automotive glass manufacturers and lower specialty films sales into the electronic display market.

    Performance Films' segment profit for the first half of 2001 decreased 45 percent from the first half of 2000 because of the loss of income associated with the sale of the Polymer Modifiers business, higher raw material and energy costs and unfavorable manufacturing costs associated with production cutbacks to control inventory, partially offset by lower personnel expense associated with restructuring activities.

  Specialty Products

    Net sales in the Specialty Products segment decreased 12 percent for the six months ended June 30, 2001, over the comparable period of the prior year primarily because of the contribution of the Phosphorus Derivatives business to the Astaris joint venture. Excluding the contribution of the Phosphorus Derivatives business, net sales increased by 1 percent due to higher average selling prices in the Resins and Additives business and two full quarters of net sales from the Pharmaceutical Services businesses. Partially offsetting the increases in average selling prices and sales volumes were unfavorable currency exchange movements due to the devaluation of the euro in relation to the U.S. dollar and lower sales volumes in the Resins and Additives business because of decreased demand by European customers.

    Segment profit for the six-month period ended June 30, 2001, increased 103 percent as compared to the six-month period ended
June 30, 2000. Excluding a first quarter of 2001 gain from an insurance settlement of $28 million ($17 million aftertax) associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany, and a restructuring charge of $8 million ($5 million aftertax) incurred in June of 2000 related to exiting operations at the Port Plastics site in Addyston, Ohio, segment profit decreased 10 percent due to the loss of income associated with the Phosphorus Derivatives business and to a lesser extent, higher raw material costs and unfavorable manufacturing variances for the Resins and Additives business.

  Integrated Nylon

    The Integrated Nylon segment's net sales for the six months ended June 30, 2001, decreased 8 percent as compared with the six months ended June 30, 2000. The decrease in sales occurred in almost all product lines in this segment as volume declines more than offset improvements in average selling prices. The effects of a slowing
U.S. economy continue to unfavorably impact the Integrated Nylon segment. The most significant volume declines were shown in nylon carpet and industrial fibers, as well as acrylic fibers and nylon plastics and polymers. Carpet fiber sales volumes decreased as carpet mills continue to manage inventory levels in response to lower retail demand. Decreased sales volumes of nylon plastics and polymers resulted from lower shipments of

VYDYNE(R) nylon molding resins to the Dow Plastics alliance because of the slowdown in the U.S. automotive industry, and lower global demand for textile polymers. Nylon industrial product sales volumes decreased because of the slowdown in the U.S. automotive industry. Sales volumes for acrylic fibers decreased in the U.S. because of the slowing U.S. economy and increasing price pressure from foreign competitors.

    Integrated Nylon's segment profit for the first half of 2001 decreased 88 percent from the first half of 2000. Excluding charges of $19 million ($11 million aftertax) incurred in June of 2000 to write down certain investments in Asia and to accrue for the payment of debt obligations associated with one of the investments, segment profit decreased 92 percent. The decline resulted primarily from higher raw material and energy prices, lower net sales and unfavorable manufacturing variances associated with lower capacity utilization rates. The cost of natural gas, which is used as an energy source and affects the cost of various raw materials within the segment, increased more than 80 percent over the year-ago period. Elevated natural gas costs as well as lower Integrated Nylon volumes will continue to adversely affect profitability over the near term. In addition to higher raw material and energy costs and decreased volumes, segment profitability was also negatively affected by the shutdown of the Chocolate Bayou Intermediates facility in February of 2001 as a result of a power outage.

  Operating Income

    Operating income for the first six months of 2001 declined to $43 million from $117 million in the first six months of 2000. However, operating income for the first six months of 2000 reflected an asset impairment charge of $6 million ($4 million aftertax) to administrative expenses for the write down of capitalized software costs related to the formation of the Astaris joint venture and the Port Plastics restructuring charge that was taken in the Specialty Products segment. Excluding these charges, the decline in operating income was primarily driven by lower segment profit discussed above.

    As more fully described in footnote 3, during the first six months of 2001 under its two restructuring actions, Solutia reduced its workforce by approximately 470 positions (400 positions under the fourth quarter 2000 restructuring plan and 70 positions under the Vianova integration plan) incurring cash outlays associated with its restructuring actions of approximately $34 million. As a result of these actions, Solutia expects to realize approximately $23 million in savings during 2001, primarily reflected in cost of goods sold, from reduced employee expense.

  Equity Earnings from Affiliates

    Equity earnings from affiliates increased to $12 million in the first half of 2001 from $7 million in the comparable period of 2000.
Prior year comparisons were affected by charges recorded in June of 2000 by the Flexsys and Astaris joint ventures. During 2000, the Flexsys joint venture recorded charges associated with the closure and impairment of certain manufacturing operations in the United
Kingdom. Solutia's share of these charges was $13 million
($13 million aftertax). In addition, the Astaris joint venture recorded charges related to the closure of certain of its production facilities. Solutia's share of these charges was approximately
$2 million ($2 million aftertax). Excluding these charges, equity earnings from affiliates in the first half of 2001 decreased approximately $10 million from the comparable period in 2000 because of lower earnings from the Astaris joint venture resulting from lower sales volumes, higher raw material costs and severance charges of approximately $2 million
($2 million aftertax) associated with headcount reductions at certain production facilities. To a lesser extent, lower sales volumes from the Advanced Elastomer Systems joint venture contributed to lower earnings.

  Other Income (Expense)--Net

    Other income for the six months ended June 30, 2001, was $37 million compared to other expense of $4 million for the same period in 2000.
However, both periods were affected by various gains and charges. The six months ended June 30, 2001, included a $28 million gain ($17 million aftertax) from an insurance settlement. The six months ended June 30, 2000, included net special charges of $12 million ($7 million aftertax) principally associated with the formation of the Astaris joint venture, certain asset impairments and a gain on the sale of a phosphorus manufacturing venture. Excluding these gains and charges from both periods, other income for the six months ended June 30, 2001, was $9 million compared to $8 million for the same period in 2000.

  Summary of Events Affecting Comparability

    Charges recorded in the three- and six-month periods ended June 30, 2001, and 2000 and other events affecting comparability have been summarized in the table below (dollars in millions).

                                                   THREE MONTHS                         SIX MONTHS
                                                  ENDED JUNE 30,                      ENDED JUNE 30,
                                                -------------------               -----------------------
                                                2001          2000                2001               2000
                                                -----         -----               ----               ----
Cost of goods sold........................      $ --          $   8  (a)          $--                $  8  (a)
Marketing, administrative and
     technological expenses...............        --              6  (b)           --                   6  (b)
                                                -----         -----               ----               ----
OPERATING INCOME..........................        --            (14)               --                 (14)
                                                -----         -----               ----               ----
Equity earnings from affiliates...........        --             (2) (b)           --                  (2) (b)
                                                  --            (13) (c)           --                 (13) (c)
                                                -----         -----               ----               ----
Other income (expense)--net...............        --             (8) (b)           --                  (8) (b)
                                                  --             15  (d)           --                  15  (d)
                                                  --            (12) (e)           --                 (12) (e)
                                                  --             (7) (e)            28 (f)             (7) (e)
                                                -----         -----               ----               ----
INCOME BEFORE INCOME TAXES................        --            (41)                28                (41)
Income taxes (benefit)....................        --            (10)                11                (10)
                                                -----         -----               ----               ----
NET INCOME (LOSS).........................      $ --          $ (31)              $ 17               $(31)
                                                =====         =====               ====               ====

(a)     Solutia incurred restructuring charges related to exiting operations at the Port Plastics site in Addyston,
        Ohio. ($8 million pretax, $5 million aftertax).

(b)     Solutia incurred charges related to the formation and startup of the Astaris joint venture ($16 million pretax, $11 million aftertax).

(c)     Solutia incurred charges associated with the impairment and closure of certain manufacturing operations in the United Kingdom for the Flexsys joint venture. ($13 million aftertax).

(d)     Solutia recognized a gain on the sale of a minority interest in a phosphorus manufacturing venture
        ($15 million pretax, $9 million aftertax).

(e)     Solutia recorded charges to write down certain investments in Asia which exhibited indicators that the loss in their values was other than temporary and to accrue for payment of debt obligations associated with one of the investments ($19 million pretax, $11 million aftertax).

(f)     Solutia recorded a gain from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany ($28 million pretax,
        $17 million aftertax).

FINANCIAL CONDITION AND LIQUIDITY

    At June 30, 2001, Solutia had outstanding commercial paper balances of $591 million, a $106 million increase from the December 31, 2000, balance of $485 million. Increased commercial paper balances reflect lower profitability, severance and other restructuring payments and an increase in overall working capital levels.

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

    In connection with the finalization of the external financing agreement for Astaris during the third quarter of 2000, Solutia contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. Solutia contributed $16 million during the second quarter of 2001 to Astaris and anticipates an additional $10 million contribution during the second half of 2001. This obligation is not expected to have a significant impact on Solutia's consolidated financial position, liquidity or profitability.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for Solutia, will be January 1, 2002. Solutia expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $22 million aftertax. Additionally, Solutia does not expect to have significant goodwill impairment charges associated with the adoption of this statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        FACTORS

    There have been no material changes in market risk exposures during the first six months of 2001 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 23 and 24 of Solutia's Annual Report on
Form 10-K for the year ended December 31, 2000.

                  PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Solutia's Annual Report on Form 10-K for the year ended December 31,
2000, described a case brought in Circuit Court for Shelby County, Alabama on behalf of a purported class of property owners around a waterway downstream from the Anniston plant. On May 4, 2001, the Alabama Supreme Court issued an opinion affirming in part and reversing in part the order of the trial court granting Solutia's motion for summary judgment. The Alabama Supreme Court held that the trial court properly granted summary judgment for claims relating to the period up to the date of settlement of a previous action for damage to plaintiffs' property, which did not involve Monsanto Company (now Pharmacia Corporation) or Solutia. However, the Alabama Supreme Court held that plaintiffs were permitted to maintain claims relating to the period from the settlement of the prior action until the filing of the instant action.

    Solutia's Form 10-K also described an action pending in Circuit Court for Calhoun County, Alabama brought on behalf of a purported class of owners of property upon which was deposited soil allegedly contaminated with polychlorinated biphenyls ("PCBs") and taken from the site of a nearby commercial development. Plaintiffs have advised the court and Solutia that they have withdrawn their class action allegations, and are maintaining this suit solely on behalf of the two named plaintiffs.

    Monsanto and Solutia have been named as defendants in a case filed in United States District Court for the Northern District of Alabama on May 31, 2001, on behalf of one plaintiff who allegedly lived in residential areas near the Anniston plant. On June 22, 2001, plaintiff filed an amended complaint adding as plaintiffs
915 "minor children or persons under the age of twenty-one years" who allegedly resided in "poor areas" near the plant. Plaintiffs allege that they were exposed to PCBs and suffer from unspecified physical injuries and emotional distress as a result. They seek compensatory and punitive damages in unspecified amounts and request medical testing, monitoring and treatment and unspecified injunctive relief.

    Monsanto has been named as a defendant in a case filed in Circuit Court for Calhoun County, Alabama on behalf of a purported class of "all persons who own property contaminated by defendant's chemicals and who are not presently represented by a legal professional." Plaintiffs allege that PCBs and other substances were released from the Anniston plant into local waterways and/or onto plaintiffs' properties, causing injury and damage to those properties. Plaintiffs seek compensatory and punitive damages in unspecified amounts.

    Solutia is vigorously defending these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At Solutia's annual meeting of stockholders on April 25, 2001, two matters were submitted to a vote of stockholders.

    1. The stockholders elected the following directors for a three-year term that will expire at the annual meeting of stockholders in 2004 (or until their respective successors are elected and qualified, or until their earlier death, resignation, or removal). Votes were cast as follows:

                                                                                     VOTES
                                                                 VOTES             "WITHHOLD
                                NAME                             "FOR"            AUTHORITY"
                                ----                           ----------         -----------
            John C. Hunter III...........................      90,253,996          3,775,157

            Michael E. Miller............................      90,317,866          3,771,287

            William D. Ruckelshaus.......................      90,729,051          3,300,102

            John B. Slaughter............................      90,710,934          3,318,219

       The following directors are continuing terms expiring at the annual meeting of stockholders in 2002: Paul H. Hatfield,
       J. Patrick Mulcahy, and Sally G. Narodick. The following directors are continuing terms expiring at the annual meeting of stockholders in 2003: Robert H. Jenkins and Frank A. Metz, Jr.

       Effective June 15, 2001, Robert T. Blakely resigned from the class of directors who are continuing terms until the Annual Meeting of Stockholders in 2003.

    2. The stockholders ratified the appointment by the Board of Directors of Deloitte & Touche L.L.P. as principal independent auditors for the year 2001. A total of 93,700,599 votes were cast in favor of ratification, 220,335 votes were cast against it, and 108,219 votes were counted as abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits--See the Exhibit index at page 20 of this report.

(b) Solutia did not file any reports on form 8-K during the quarter ended June 30, 2001.

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

Date: July 26, 2001

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
   2          Omitted--Inapplicable

   3          Omitted--Inapplicable

   4          Omitted--Inapplicable

  10 Solutia Inc. Non-Employee Director Compensation Plan, as last amended June 27, 2001

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