Form 10-Q
period 2001-09-30
SOLUTIA INC
filed 2001-10-26
CIK 1043382

======================================================================

                             FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-13255
                       ---------

                            SOLUTIA INC.
                            ------------
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                           43-1781797
            --------                           ----------
(STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

575 MARYVILLE CENTRE DRIVE, P.O. BOX 66760,
            ST. LOUIS, MISSOURI                       63166-6760
-------------------------------------------           ----------
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
ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                      OUTSTANDING AT
            CLASS                                   SEPTEMBER 30, 2001
            -----                                   ------------------

COMMON STOCK, $0.01 PAR VALUE                       104,228,734 SHARES
-----------------------------                       ------------------

======================================================================

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                               SOLUTIA INC.

                                     STATEMENT OF CONSOLIDATED INCOME
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS                  NINE MONTHS
                                                         ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                         -------------------         ---------------------
                                                         2001          2000           2001           2000
                                                         -----         -----         ------         ------
NET SALES..........................................      $ 690         $ 774         $2,174         $2,454
Cost of goods sold.................................        561           632          1,789          1,956
                                                         -----         -----         ------         ------
GROSS PROFIT.......................................        129           142            385            498
Marketing expenses.................................         40            41            131            129
Administrative expenses............................         40            39            114            132
Technological expenses.............................         16            19             48             62
Amortization expense...............................          9             9             25             24
                                                         -----         -----         ------         ------
OPERATING INCOME...................................         24            34             67            151
Equity earnings from affiliates....................          9            14             21             21
Interest expense...................................        (22)          (22)           (66)           (63)
Gain on sale of Polymer Modifiers business.........        --             73            --              73
Other income (expense)--net........................         (3)            4             34            --
                                                         -----         -----         ------         ------
INCOME BEFORE INCOME TAXES.........................          8           103             56            182
Income taxes.......................................          1            25             14             49
                                                         -----         -----         ------         ------
NET INCOME.........................................      $   7         $  78         $   42         $  133
                                                         =====         =====         ======         ======
BASIC EARNINGS PER SHARE...........................      $0.07         $0.75         $ 0.41         $ 1.24
                                                         =====         =====         ======         ======
DILUTED EARNINGS PER SHARE.........................      $0.07         $0.74         $ 0.40         $ 1.22
                                                         =====         =====         ======         ======
Weighted average equivalent shares (in millions):
    Basic..........................................      104.0         104.3          103.7          106.9
    Effect of dilutive securities:
        Common share equivalents--common shares
          issuable upon exercise of outstanding
          stock options............................        1.2           1.7            1.3            1.7
                                                         -----         -----         ------         ------
    Diluted........................................      105.2         106.0          105.0          108.6
                                                         =====         =====         ======         ======

                              STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                                          (DOLLARS IN MILLIONS)

                                                            THREE MONTHS                  NINE MONTHS
                                                         ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                         -------------------         ---------------------
                                                         2001          2000           2001           2000
                                                         -----         -----         ------         ------
NET INCOME.........................................      $   7         $  78         $   42         $  133
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments...................         48           (49)           (12)          (114)
Net unrealized loss on derivative instruments......        --            --              (2)           --
Net (gain) loss on derivative instruments..........          1           --              (1)           --
                                                         -----         -----         ------         ------
COMPREHENSIVE INCOME...............................      $  56         $  29         $   27         $   19
                                                         =====         =====         ======         ======

See accompanying Notes to Consolidated Financial Statements.

                                           SOLUTIA INC.

                           STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      2001                2000
                                                                  -------------       ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................         $   15              $   19
Trade receivables, net of allowance of $15 in 2001 and $12
  in 2000...................................................            412                 406
Miscellaneous receivables and prepaid expenses..............            103                 126
Deferred income tax benefit.................................            117                 107
Inventories.................................................            341                 357
                                                                     ------              ------
TOTAL CURRENT ASSETS........................................            988               1,015

PROPERTY, PLANT AND EQUIPMENT:
Land........................................................             60                  60
Buildings...................................................            419                 421
Machinery and equipment.....................................          2,974               2,982
Construction in progress....................................             87                  62
                                                                     ------              ------
Total property, plant and equipment.........................          3,540               3,525
Less accumulated depreciation...............................          2,379               2,320
                                                                     ------              ------
NET PROPERTY, PLANT AND EQUIPMENT...........................          1,161               1,205

INVESTMENTS IN AFFILIATES...................................            398                 351
GOODWILL, net of accumulated amortization of $40 in 2001
  and $24 in 2000...........................................            400                 421
IDENTIFIED INTANGIBLE ASSETS, net of accumulated
  amortization of $25 in 2001 and $16 in 2000...............            205                 217
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................            190                 190
OTHER ASSETS................................................            169                 182
                                                                     ------              ------
TOTAL ASSETS................................................         $3,511              $3,581
                                                                     ======              ======

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable............................................         $  254              $  359
Wages and benefits..........................................             55                  45
Accrued liabilities.........................................            434                 451
Short-term debt.............................................            587                 494
                                                                     ------              ------
TOTAL CURRENT LIABILITIES...................................          1,330               1,349

LONG-TERM DEBT..............................................            780                 784
POSTRETIREMENT LIABILITIES..................................            922                 941
OTHER LIABILITIES...........................................            470                 541

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock (authorized, 600,000,000 shares, par
  value $0.01)
    Issued: 118,400,635 shares in 2001 and 2000.............              1                   1
    Additional contributed capital..........................           (156)               (141)
    Treasury stock, at cost (14,171,901 shares in 2001 and
      15,484,194 shares in 2000)............................           (270)               (296)
Unearned ESOP shares........................................             (4)                 (9)
Accumulated other comprehensive loss........................           (123)               (108)
Reinvested earnings.........................................            561                 519
                                                                     ------              ------
SHAREHOLDERS' EQUITY (DEFICIT)..............................              9                 (34)
                                                                     ------              ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)........         $3,511              $3,581
                                                                     ======              ======

See accompanying Notes to Consolidated Financial Statements.

                                     SOLUTIA INC.

                         STATEMENT OF CONSOLIDATED CASH FLOW
                                (DOLLARS IN MILLIONS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                  -----------------
                                                                  2001         2000
                                                                  -----        ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income..................................................      $  42        $133
Adjustments to reconcile to Cash From Operations:
    Items that did not use (provide) cash:
        Deferred income taxes...............................         (2)          6
        Depreciation and amortization.......................        136         139
        Amortization of deferred credits....................        (10)         (8)
        Restructuring expenses and other charges--net.......        --           41
        Other...............................................        (13)        (24)
    Working capital changes that provided (used) cash:
        Trade receivables...................................         (6)         50
        Inventories.........................................         18         (24)
        Accounts payable and accrued liabilities............       (114)          8
        Other...............................................         28          (2)
    Net pretax gains from asset disposals...................        (34)        (79)
    Other items.............................................        (91)        (65)
                                                                  -----        ----
CASH FROM OPERATIONS........................................        (46)        175
                                                                  -----        ----

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (65)       (180)
Acquisition and investment payments, net of cash acquired...        (32)       (109)
Property disposals and investment proceeds, net.............         36         210
                                                                  -----        ----
CASH FROM INVESTING ACTIVITIES..............................        (61)        (79)
                                                                  -----        ----

FINANCING ACTIVITIES:
Net change in short-term debt obligations...................         92           5
Long-term debt reductions...................................        --          (10)
Treasury stock purchases....................................        --          (98)
Common stock issued under employee stock plans..............         11           2
                                                                  -----        ----
CASH FROM FINANCING ACTIVITIES..............................        103        (101)
                                                                  -----        ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............         (4)         (5)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         19          28
                                                                  -----        ----
END OF PERIOD...............................................      $  15        $ 23
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

    The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications to prior year's financial information have been made to conform to the 2001 presentation.

2. ACQUISITIONS AND DIVESTITURES

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

    For the nine months ended September 30, 2001, Solutia has reduced its workforce by approximately 500 positions incurring cash outlays associated with this restructuring action of approximately $34 million.

    The following table summarizes the fourth quarter 2000 restructuring charge and amounts utilized to carry out those plans:

                                                                 EMPLOYMENT        SHUTDOWN OF
                                                                 REDUCTIONS        FACILITIES        TOTAL
                                                                 ----------        -----------       -----
    Balance at January 1, 2000.............................         $--               $--             $--
        Charges taken......................................           50                 3              53
        Amounts utilized...................................          --                 (3)             (3)
                                                                    ----              ----            ----
    Balance at December 31, 2000...........................           50               --               50
        Amounts utilized...................................           (9)              --               (9)
                                                                    ----              ----            ----
    Balance at March 31, 2001..............................           41               --               41
        Amounts utilized...................................          (17)              --              (17)
                                                                    ----              ----            ----
    Balance at June 30, 2001...............................           24               --               24
        Amounts utilized...................................           (8)              --               (8)
                                                                    ----              ----            ----
    BALANCE AT SEPTEMBER 30, 2001..........................         $ 16              $--             $ 16
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

    The following table summarizes the Vianova Resins integration costs and amounts utilized to carry out those plans:

                                                                 EMPLOYMENT        SHUTDOWN OF
                                                                 REDUCTIONS        FACILITIES        TOTAL
                                                                 ----------        -----------       -----
    Balance at January 1, 2000.............................         $--               $--             $--
        Charges taken......................................           10                 1              11
        Amounts utilized...................................           (2)              --               (2)
                                                                    ----              ----            ----
    Balance at December 31, 2000...........................            8                 1               9
        Amounts utilized...................................           (3)              --               (3)
                                                                    ----              ----            ----
    Balance at March 31, 2001..............................            5                 1               6
        Amounts utilized...................................           (5)               (1)             (6)
                                                                    ----              ----            ----
    Balance at June 30, 2001...............................          --                --              --
        Amounts utilized...................................          --                --              --
                                                                    ----              ----            ----
    BALANCE AT SEPTEMBER 30, 2001..........................         $--               $--             $--
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

    The following table summarizes the second quarter 2000 restructuring charge and amounts utilized to carry out those plans:

                                                        SHUTDOWN OF       ASSET WRITE-        OTHER
                                                        FACILITIES            DOWNS           COSTS        TOTAL
                                                        -----------       ------------        -----        -----
    Balance at January 1, 2000....................         $--                $--              $--          $--
        Charges taken.............................            2                  2                4            8
        Amounts utilized..........................          --                  (2)             --            (2)
                                                           ----               ----             ----         ----
    Balance at December 31, 2000..................            2                --                 4            6
        Amounts utilized..........................          --                 --               --           --
                                                           ----               ----             ----         ----
    Balance at March 31, 2001.....................            2                --                 4            6
        Amounts utilized..........................          --                 --               --           --
                                                           ----               ----             ----         ----
    Balance at June 30, 2001......................            2                --                 4            6
        Amounts utilized..........................          --                 --               --           --
                                                           ----               ----             ----         ----
    BALANCE AT SEPTEMBER 30, 2001.................         $  2               $--              $  4         $  6
                                                           ====               ====             ====         ====

4. INVENTORY VALUATION

    The components of inventories as of September 30, 2001, and December 31, 2000, were as follows:

                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         2001                2000
                                                     -------------       ------------
    Finished goods.............................          $ 217              $ 305
    Goods in process...........................            123                105
    Raw materials and supplies.................            105                108
                                                         -----              -----
    Inventories, at FIFO cost..................            450                518
    Excess of FIFO over LIFO cost..............           (104)              (161)
                                                         -----              -----
    TOTAL......................................          $ 341              $ 357
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

    Solutia's business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, Solutia enters into various hedging transactions that enable it to reduce the adverse effects of financial market risk. Solutia's hedging transactions are carried out under policies and procedures approved by the Audit and Finance Committee of the Board of Directors, which do not permit the purchase or holding of any derivative financial instruments for trading purposes.

FOREIGN CURRENCY EXCHANGE RATE RISK

    Solutia manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. Solutia uses foreign currency hedging instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business. Solutia primarily uses forward exchange contracts and purchased options to hedge these risks.

    Solutia also enters into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be recorded in other income (expense)--net in the period. The net impact of the related gains and losses was not material.

    In addition, Solutia uses forward exchange contracts which are designated and qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted collection of certain accounts receivable and certain equipment purchases. Gains and losses on these instruments to the extent that the hedge is effective are deferred in other comprehensive income
(OCI) until the related collection of accounts receivable or related depreciation of equipment purchased is recognized in earnings. The earnings impact is reported in other income (expense)--net to match the collection of accounts receivable and in cost of goods sold to match the classification of depreciation. At September 30, 2001, hedge ineffectiveness was assessed and deemed immaterial.

    No cash flow hedges were discontinued during the quarter ended September 30, 2001. Foreign currency hedging activity is not material to Solutia's financial statements.

INTEREST RATE RISK

    Interest rate risk is primarily related to the changes in fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia believes its current debt structure appropriately protects the company from changes in interest rates and is not actively using any contracts to manage interest rate risk.

COMMODITY PRICE RISK

    Raw materials used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia periodically uses forward and option contracts to manage the volatility related to anticipated energy and raw material purchases. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in OCI to the extent effective, and reclassified into cost of goods sold in the period during which the hedged transaction affects earnings. The mark- to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. Two outstanding contracts matured during the quarter ended September 30, 2001, resulting in a $1 million aftertax loss. Net unrealized losses on current open contracts totaled $2 million aftertax during the quarter ended September 30, 2001. Commodity hedging activity is not material to Solutia's financial statements.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

    On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for Solutia, will be January 1, 2002. Solutia has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill; however, Solutia expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $20 million to $25 million aftertax.

    In July 2001, the Financial Accounting Standards Board issued
SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement obligations. Such obligations have a legal commitment requiring settlement as a result of existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Solutia is evaluating SFAS No. 143 to determine its effects, if any, on Solutia's consolidated financial statements.

    In August 2001, the Financial Accounting Standards Board issued
SFAS No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets." The statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.
SFAS No. 144 supersedes SFAS No. 121, but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting
Principles Board (APB) Opinion No. 30, for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Solutia is evaluating SFAS No. 144 to determine its effects, if any, on Solutia's consolidated financial statements.

8. DEBT OBLIGATIONS

    Solutia has an $800 million, five-year revolving credit facility with a syndicate of commercial banks and a $250 million, 364-day multi-currency revolving credit agreement with a syndicate of commercial banks. The $800 million facility and the $250 million facility are available for working capital, commercial paper support and other general corporate purposes.

    Both the $800 million facility and the $250 million facility contain various covenants that, among other things, require Solutia to meet certain leverage and interest coverage ratios. A 60-day waiver of these covenants was received on September 17, 2001, for the third quarter of 2001. Without the waiver, Solutia would not have been in compliance with the leverage coverage ratio. Solutia expects to complete an amendment of its $800 million facility during the fourth quarter of 2001, including modification of the financial covenants. Under the terms of the expected amendment, borrowings will be collateralized. Solutia will not renew the $250 million facility when it expires in November 2001.

9. SUBSEQUENT EVENT

    On October 11, 2001, Astaris LLC, a joint venture between Solutia and FMC Corporation, announced that it will cease production at its remaining elemental phosphorus production facility, which is located in Pocatello, Idaho by the end of 2001, due to a non-competitive cost position. Solutia expects its share of the aftertax charge associated with the actions at the facility to be in the range of $40 to $45 million. Approximately 70 percent of the charge represents cash obligations of Astaris, specifically closure costs, employee severance and contractual commitments, which will be paid out over the next five to six years. Solutia will have no additional responsibility for long-term costs and actions, including environmental remediation of the Pocatello site.

10. SEGMENT DATA

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

      PERFORMANCE FILMS                   SPECIALTY PRODUCTS                   INTEGRATED NYLON
      -----------------                   ------------------                   ----------------
SAFLEX(R) plastic interlayer        Resins and additives,               Intermediate "building block"
                                      including ALFTALAT(R)               chemicals
KEEPSAFE(R), SAFLEX                   polyester resins,
  INSIDE(R) (in Europe only)          RESIMENE(R) and MAPRENAL(R)
  and KEEPSAFE MAXIMUM(R)             crosslinkers and SYNTHACRYL(R)
  glass for residential               acrylic resins
  security and hurricane
  protection windows

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

    Accounting policies of the segments are the same as those used in the preparation of Solutia's consolidated financial statements. Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes (EBIT), which includes marketing, administrative, technological and amortization expenses and other non-recurring charges such as restructuring and asset impairment charges that can be directly attributable to the operating segment. Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings from affiliates, interest expense, other income (expense)-- net and certain non-recurring items such as gains and losses on asset dispositions and restructuring charges that are not directly attributable to the operating segment. Solutia accounts for intersegment sales at agreed upon transfer prices. Intersegment sales are eliminated in consolidation. Segment assets consist primarily of customer receivables, raw materials and finished goods inventories, fixed assets, goodwill and identified intangible assets directly associated with the production processes of the segment (direct fixed assets). Segment depreciation and amortization are based upon direct tangible and intangible assets. Unallocated assets consist primarily of deferred taxes, certain investments in equity affiliates and indirect fixed assets.

    Segment data for the three months and the nine months ended
September 30, 2001, and 2000, were as follows:

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------------------
                                                       2001                                         2000
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT                      NET        INTERSEGMENT
                                       SALES          SALES          PROFIT         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films................    $  144          $--            $ 18          $  165          $--            $ 24
  Specialty Products...............       218           --               7             237           --              14
  Integrated Nylon.................       328           --              20             372           --              11
                                       ------          ----           ----          ------          ----           ----
SEGMENT TOTALS.....................       690           --              45             774           --              49
RECONCILIATION TO CONSOLIDATED
 TOTALS:
  Corporate expenses...............                                    (21)                                         (12)
  Equity earnings (loss) from
    affiliates.....................                                      9                                           14
  Interest expense.................                                    (22)                                         (22)
  Gain on sale of Polymers
    Modifiers Business (a).........                                    --                                            73
  Other income (expense)--net......                                     (3)                                           1
CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $  690          $--                          $  774          $--
                                       ======          ====           ----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.......                                   $  8                                         $103
                                                                      ====                                         ====

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------------------
                                                       2001                                         2000
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT                      NET        INTERSEGMENT
                                       SALES          SALES          PROFIT         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films................    $  454          $--            $ 54          $  547          $--            $ 89
  Specialty Products (b), (c)......       703           --              70             790           --              45
  Integrated Nylon (d).............     1,017           --              24           1,118             1             43
                                       ------          ----           ----          ------          ----           ----
SEGMENT TOTALS.....................     2,174           --             148           2,455             1            177
RECONCILIATION TO CONSOLIDATED
 TOTALS:
  Sales eliminations...............       --            --                              (1)           (1)
  Corporate expenses (e)...........                                    (47)                                         (43)
  Equity earnings from
    affiliates (e), (f)............                                     21                                           23
  Interest expense.................                                    (66)                                         (63)
  Gain on sale of Polymers
    Modifiers Business (a).........                                    --                                            73
  Other income--net (e), (g).......                                    --                                            15
CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $2,174          $--                          $2,454          $--
                                       ======          ====           ----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.......                                   $ 56                                         $182
                                                                      ====                                         ====

(a)     For the three and nine months ended September 30, 2000, amount includes a gain on the sale of the Polymer
        Modifiers business and related manufacturing facilities ($73 million pretax, $46 million aftertax).





(b)     Specialty Products profit for the nine months ended September 30, 2001, includes a gain from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany ($28 million pretax, $17 million aftertax).

(c)     Specialty Products profit for the nine months ended September 30, 2000, includes a restructuring charge related to exiting operations at the Port Plastics site in Addyston, Ohio ($8 million pretax, $5 million aftertax).

(d)     Integrated Nylon profit for the nine months ended September 30, 2000, includes charges to write down certain investments in Asia based upon indicators that the loss in their values was permanent ($14 million pretax,
        $8 million aftertax), and to accrue for payment of debt obligations associated with one of the investments
        ($5 million pretax, $3 million aftertax).

(e)     For the nine months ended September 30, 2000, amounts include charges related to the formation and startup of the Astaris joint venture ($16 million pretax, $11 million aftertax).

(f)     For the nine months ended September 30, 2000, amount includes a charge associated with the impairment and closure of certain manufacturing operations in the United Kingdom for the Flexsys joint venture ($13 million pretax, $13 million aftertax).

(g)     For the nine months ended September 30, 2000, amount includes a gain on the sale of substantially all of
        Solutia's interest in P4 Production L.L.C., a phosphorus manufacturing venture ($15 million pretax,
        $9 million aftertax).

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

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2001,
COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

    Net sales for the third quarter of 2001 decreased by 11 percent as compared with the third quarter of 2000. Excluding the Polymer Modifiers business that was sold in August 2000, net sales for the third quarter 2001 were down 8 percent from the comparable period in 2000. Sales decreases reflect lower average selling prices, lower volumes and unfavorable currency exchange rate fluctuations.

  Performance Films

    Net sales for the third quarter of 2001 in the Performance Films segment decreased by 13 percent over the same period of the prior year almost exclusively because of the sale of the Polymer Modifiers business. Excluding the Polymer Modifiers business, net sales declined 1 percent. Net sales were negatively affected by unfavorable currency exchange rate fluctuations due to the devaluation of the euro and Japanese yen in relation to the U.S. dollar. Also, to a lesser extent, businesses in this segment achieved lower average selling prices than those of the year-ago period due to competitive pricing pressures.

    Performance Films' segment profit for the three-month period ended September 30, 2001, decreased 25 percent over the three-month period ended September 30, 2000, because of the loss of income associated with the sale of the Polymer Modifiers business and the loss of income associated with lower segment sales. Lower personnel expense associated with restructuring activities partially offset lower segment profit.

  Specialty Products

    Net sales in the Specialty Products segment for the third quarter of 2001 decreased 8 percent over the comparable quarter of 2000. This was principally due to lower sales volumes in the Resins and Additives business because of decreased demand by European customers and unfavorable currency exchange movements resulting from the devaluation of the euro in relation to the U.S. dollar. To a lesser extent, lower sales volumes in the Industrial Products businesses negatively affected sales because of decreased demand for chlorobenzenes.

    Segment profit for the quarter ended September 30, 2001, decreased 50 percent over the year-ago quarter primarily because of higher raw material costs and unfavorable manufacturing variances for the Resins and Additives business.

  Integrated Nylon

    The Integrated Nylon segment's net sales for the three-month period ended September 30, 2001, decreased 12 percent from the third quarter of 2000. The decrease in net sales was attributable to lower average selling prices in almost all businesses in this segment. The most significant price declines occurred in intermediates and nylon carpet fibers. Price decreases in the intermediates business were primarily attributable to contract business with formula pricing tied to raw material costs. Nylon carpet fiber prices have decreased because of the effects of competitive pressures. Prices have come down as carpet fiber manufacturers pursue volumes in a weak U.S. economy. Sales volumes increased slightly over the prior-year period because of higher merchant acrylonitrile sales to Asian and European customers. The effect of these higher sales volumes were partially offset by continued lower sales volumes in nylon carpet and industrial fibers, nylon plastics and polymers and acrylic fibers.

    Segment profit for Integrated Nylon for the third quarter of 2001 was up 82 percent as compared to the third quarter of 2000. The increase resulted almost exclusively from lower personnel expense associated with restructuring activities. Lower raw material and energy costs due to the dramatic decrease in petrochemical and natural gas costs were offset by the effect of lower average selling prices in the segment.

  Operating Income

    Operating income for the third quarter of 2001 declined to $24 million as compared to $34 million for the third quarter of 2000 because of lower segment profit discussed above as well as higher corporate expenses which were principally attributed to higher litigation expenses.

  Equity Earnings (Loss) from Affiliates

    The equity earnings from affiliates were $9 million in the third quarter of 2001 compared to $14 million of earnings in the comparable 2000 quarter because of lower earnings from the Flexsys and Astaris joint ventures.

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

  Income Taxes

    In July 2000, the German Bundestag approved the Tax Reduction Act. Among other items, the Tax Reduction Act reduced the corporate tax rate beginning January 1, 2001. In accordance with SFAS No. 109, "Accounting for Income Taxes," Solutia recognized income of $7 million to income taxes to record the net effect of the change on deferred income tax assets and liabilities. Other items reducing Solutia's overall effective tax rate include effective tax planning strategies and a greater percentage of aftertax equity earnings from affiliates in pretax operating income.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2001,
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

    Net sales for the nine-month period ended September 30, 2001, decreased by 11 percent as compared with the nine-month period ended September 30, 2000. Excluding the contribution of the Phosphorus Derivatives business to the Astaris joint venture in April 2000 and the Polymer Modifiers business that was sold in August 2000, net sales for the first nine months of 2001 were down 5 percent from the comparable period in 2000. Sales decreases reflect lower volumes, lower average selling prices and unfavorable currency exchange rate fluctuations.

  Performance Films

    Performance Films' net sales for the first nine months of 2001 decreased 17 percent in comparison to the first nine months of 2000 as a result of the loss of sales from the Polymer Modifiers business. Excluding the Polymer Modifiers business, net sales were essentially flat with the comparable prior year period. Net sales were negatively affected by unfavorable currency exchange rate fluctuations due to the devaluation of the euro and Japanese yen in relation to the U.S. dollar. Also, to a lesser extent, businesses in this segment achieved lower average selling prices than those of the year-ago period due to competitive pricing pressures. Sales volumes for the first nine months of 2001 increased over the prior-year period because of increased demand for SAFLEX(R) plastic interlayer products by European and Asian automotive glass manufacturers and European architectural glass laminators. Partially offsetting the increases in sales volumes were decreased demand by North American automotive glass manufacturers and lower specialty films sales into the electronic display market.

    Performance Films' segment profit for the nine months ended
September 30, 2001, decreased 39 percent from the comparable year-ago period because of the loss of income associated with the sale of the Polymer

Modifiers business, higher raw material and energy costs and unfavorable manufacturing costs associated with production cutbacks to control inventory. This decrease was partially offset by lower personnel expense associated with restructuring activities.

  Specialty Products

    Net sales in the Specialty Products segment decreased
11 percent for the nine months ended September 30, 2001, over the comparable period of the prior year. This was primarily because of the contribution of the Phosphorus Derivatives business to the Astaris joint venture. Excluding the contribution of the Phosphorus Derivatives business, net sales decreased by 1 percent principally due to lower sales volumes in the Resins and Additives business because of decreased demand by European customers and unfavorable currency exchange rate movements resulting from the devaluation of the euro in relation to the U.S. dollar. Partially offsetting these decreases were higher average selling prices in the Resins and Additives business and three full quarters of net sales from the Pharmaceutical Services businesses.

    Segment profit for the nine-month period ended September 30, 2001, increased 56 percent as compared to the nine-month period ended September 30, 2000. Excluding a first quarter of 2001 gain from an insurance settlement of $28 million ($17 million aftertax) associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany, and a restructuring charge of $8 million ($5 million aftertax) incurred in June of 2000 related to exiting operations at the Port Plastics site in Addyston, Ohio, segment profit decreased 21 percent due to the loss of income associated with the Phosphorus Derivatives business and to a lesser extent, lower sales volumes and higher raw material costs for the Resins and Additives business.

  Integrated Nylon

    The Integrated Nylon segment's net sales for the nine months ended September 30, 2001, decreased 9 percent as compared with the nine months ended September 30, 2000. The decrease in sales occurred in almost all businesses in this segment as both volumes and average selling prices declined. The effects of a slowing U.S. economy continued to unfavorably impact the Integrated Nylon segment. Significant volume declines occurred in almost all businesses, including nylon carpet and industrial fibers, nylon plastics and polymers and acrylic fibers. Carpet fiber sales volumes decreased as carpet mills continued to manage inventory levels in response to lower retail demand. Decreased sales volumes of nylon plastics and polymers resulted from lower shipments of VYDYNE(R) nylon molding resins to the Dow Plastics alliance because of the slowdown in the U.S. automotive industry, and lower global demand for textile polymers. Sales volumes for nylon industrial products decreased because of the slowdown in the U.S. automotive industry. Sales volumes for acrylic fibers decreased in the U.S. because of the slowing U.S. economy and increasing price pressure from foreign competitors. The effects of these lower sales were partially offset by higher sales volumes of merchant acrylonitrile sales to Asian and European customers. Price decreases were primarily attributable to contract business with formula pricing tied to raw material costs and competitive pricing pressures.

    Integrated Nylon's segment profit for the nine-month period ended September 30, 2001, decreased 44 percent from the nine-month period ended September 30, 2000. Excluding charges of $19 million ($11 million aftertax) incurred in June of 2000 to write down certain investments in Asia and to accrue for payment of debt obligations associated with one of the investments, segment profit decreased 61 percent. The decline resulted primarily from lower net sales in the segment, higher energy prices and unfavorable manufacturing variances associated with lower capacity utilization rates. Lower raw material costs and lower personnel expense associated with restructuring activities partially offset lower segment profit. Lower Integrated Nylon sales volumes will continue to adversely affect profitability over the near term. In addition to increased energy costs and decreased sales volumes, segment profitability was negatively affected by the shutdown of the Chocolate Bayou intermediates facility in February as a result of a power outage.

  Operating Income

    Operating income for the first nine months of 2001 declined to $67 million from $151 million in the first nine months of 2000. However, operating income for the second quarter of 2000 reflected an asset impairment charge of $6 million ($4 million aftertax) to administrative expenses for the write down of capitalized software costs related to the formation of the Astaris joint venture and the Port Plastics restructuring charge that was taken in the Specialty Products segment. Excluding these charges, the decline in operating income was primarily driven by the lower segment profit discussed above.

    As more fully described in footnote 3, during the first nine months of 2001 under its two restructuring actions, Solutia reduced its workforce by approximately 570 positions (500 positions under the fourth quarter 2000 restructuring plan and 70 positions under the Vianova integration plan) incurring cash outlays associated with its restructuring actions of approximately $42 million. As a result of these actions, Solutia expects to realize approximately $26 million in savings during 2001, primarily reflected in cost of goods sold, from reduced employee expense.

  Equity Earnings from Affiliates

    Equity earnings from affiliates of $21 million were even with earnings for the first nine months of 2000. However, prior year comparisons were affected by charges recorded in June of 2000 by the Flexsys and Astaris joint ventures. During 2000, the Flexsys joint venture recorded charges associated with the closure and impairment of certain manufacturing operations in the United Kingdom. Solutia's share of these charges was $13 million ($13 million aftertax). In addition, the Astaris joint venture recorded charges related to the closure of certain of its production facilities. Solutia's share of these charges was approximately $2 million ($2 million aftertax). Excluding these charges, equity earnings from affiliates in the nine months ended September 30, 2001, decreased approximately $15 million because of lower earnings from the Astaris joint venture resulting from lower sales volumes, higher raw material costs and severance charges of approximately $2 million ($2 million aftertax) associated with headcount reductions at certain production facilities. To a lesser extent, lower sales volumes from the Advanced Elastomer Systems joint venture contributed to lower earnings.

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

  Other Income (Expense)--Net

    Other income for the nine months ended September 30, 2001, was $34 million higher than the same period in 2000. However, both periods were affected by various gains and charges. The nine months ended September 30, 2001, included a $28 million gain ($17 million aftertax) from an insurance settlement. The nine months ended September 30, 2000, included net special charges of $12 million
($7 million aftertax) principally associated with the formation of the Astaris joint venture, certain asset impairments and a gain on the sale of a phosphorus manufacturing venture. Excluding these gains and charges from both periods, other income for the nine months ended September 30, 2001, was $6 million compared to $12 million for the same period in 2000.

  Income Taxes

    In July 2000, the German Bundestag approved the Tax Reduction
Act. Among other items, the Tax Reduction Act reduced the corporate tax rate beginning January 1, 2001. In accordance with SFAS No. 109, "Accounting for Income Taxes," Solutia recognized income of $7 million to income taxes to record the net effect of the change on deferred income tax assets and liabilities. Other items reducing Solutia's overall effective tax rate include effective tax planning strategies and a greater percentage of aftertax equity earnings from affiliates in pretax operating income.

  Summary of Events Affecting Comparability

    Charges recorded in the three- and nine-month periods ended
September 30, 2001, and September 30, 2000, and other events affecting comparability have been summarized in the table below
(dollars in millions).

                                                   THREE MONTHS                         NINE MONTHS
                                                ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                -------------------               -----------------------
                                                2001          2000                2001               2000
                                                -----         -----               ----               ----
Cost of goods sold........................      $ --          $ --                $--                $  8 (a)
Marketing, administrative and
    technological expenses................        --            --                 --                   6 (b)
                                                -----         -----               ----               ----
OPERATING INCOME..........................        --            --                 --                 (14)
                                                -----         -----               ----               ----
Equity earnings from affiliates...........                                                             (2)(b)
                                                  --            --                 --                 (13)(c)
                                                -----         -----               ----               ----
Gain on sale of Polymer Modifiers
    business..............................        --             73 (g)                                73 (g)
Other income (expense)--net...............        --            --                 --                  (8)(b)
                                                  --            --                 --                  15 (d)
                                                  --            --                 --                 (14)(e)
                                                  --            --                  28 (f)             (5)(e)
                                                -----         -----               ----               ----
INCOME BEFORE INCOME TAXES................        --             73                 28                 32
Income taxes (benefit)....................        --             20 (h)             11                 10 (h)
                                                -----         -----               ----               ----
NET INCOME (LOSS).........................      $ --          $  53               $ 17               $ 22
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

(e)     Solutia recorded charges to write down certain investments in Asia which exhibited indicators that the loss in their values was permanent and to accrue for payment of debt obligations associated with one of the investments ($19 million pretax, $11 million aftertax).

(f)     Solutia recorded a gain from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany ($28 million pretax,
        $17 million aftertax).

(g)     Solutia recorded a gain on the sale of its Polymer Modifiers business and related manufacturing facilities
        ($73 million pretax, $46 million aftertax).

(h)     Amount represents the tax effect of the charges and other events affecting comparability. Included in this line is the impact of a $7 million reduction in income tax expense for changes in the German tax rates.

FINANCIAL CONDITION AND LIQUIDITY

    At September 30, 2001, Solutia had short-term borrowings of
$583 million, consisting of borrowings under the $800 million facility and commercial paper balances. At December 31, 2000, the short-term borrowings totaled $485 million. The $98 million increase in short-term borrowings resulted from the effects of lower cash flow attributed to lower profitability, severance and other restructuring payments and an increase in overall working capital levels.

    Solutia has an $800 million, five-year revolving credit facility with a syndicate of commercial banks and, a $250 million, 364-day multi-currency revolving credit agreement with a syndicate of commercial banks. The $800 million facility and the $250 million facility are available for working capital, commercial paper support and other general corporate purposes. Solutia will not renew the $250 million facility when it expires in November of 2001. During the third quarter of 2001, one of the rating agencies, Standard & Poor's, lowered its short-term and commercial paper ratings on Solutia to 'A-3' from 'A-2.' As a result, Solutia has replaced most of its commercial paper balances with borrowings under the $800 million facility. At September 30, 2001, borrowings under the $800 million facility totaled $562 million.

    Both the $800 million facility and the $250 million facility contain various covenants that, among other things, restrict Solutia's ability to merge with another entity and require Solutia to meet certain leverage and interest coverage ratios. During the first quarter of 2001, Solutia completed an amendment of its credit agreements to modify the financial covenants. A 60-day waiver of these covenants was received on September 17, 2001, for the third quarter of 2001. Without the waiver, Solutia would not have been in compliance with the leverage coverage ratio. Solutia expects to complete an amendment of its $800 million facility during the fourth quarter of 2001, including modification of the financial covenants. Under the terms of the expected amendment, borrowings will be collateralized. Solutia does not anticipate that future borrowings will be significantly limited by the terms of this amendment.

    In connection with the external financing agreement for Astaris completed during the third quarter of 2000, Solutia contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. Solutia has contributed $30 million through the third quarter of 2001 to Astaris and anticipates an additional $2 million contribution during the fourth quarter of 2001. This obligation is not expected to have a material impact on Solutia's consolidated financial position, liquidity or profitability.

    On April 14, 2001, Solutia reached an agreement to settle the claims brought by 1,596 plaintiffs in one of the actions pending in the U.S. District Court for the Northern District of Alabama. The settlement will not have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

    Solutia believes that its cash flow from operations and available borrowing capacity under the $800 million facility provide sufficient resources to finance its operations and planned capital needs for the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

    On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for Solutia, will be January 1, 2002. Solutia has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill; however, Solutia expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $20 million to $25 million aftertax.

    In July 2001, the Financial Accounting Standards Board issued
SFAS No. 143, "Accounting for Asset Retirement Obligations."
The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement obligations. Such obligations have a legal commitment requiring settlement as a result of existing or enacted law, statue, written or oral contract or by legal construction under the doctrine of promissory estoppel.
SFAS No. 143 is effective for fiscal
years beginning after June 15, 2002. Solutia is evaluating SFAS
No. 143 to determine its effects, if any, on the consolidated financial statements.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets." The statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of APB Opinion
No. 30, for segments of a business to be disposed of but retains
APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Solutia does not expect the adoption of SFAS
No. 144 to have a material effect on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        FACTORS

    There have been no material changes in market risk exposures during the first nine months of 2001 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 23 and 24 of Solutia's Annual Report on
Form 10-K for the year ended December 31, 2000.

                     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Solutia's Annual Report on Form 10-K for the year ended December 31, 2000, described a case brought in United States District Court for the Northern District of Alabama on behalf of a purported class of all persons who live or lived near the Anniston plant, and who were exposed to polychlorinated biphenyls ("PCBs"). The District Court certified the following question to the Alabama Supreme Court: "Does a complaint which does not allege any past or present personal injury to the plaintiff state a cause of action for medical monitoring and study when the plaintiff alleges that he has been exposed to hazardous contamination and pollution by the conduct of the defendant?" On September 14, 2001, the Alabama Supreme Court answered that question in the negative. Finding that under Alabama law an injury is required for a cause of action to accrue, the Court held that in the absence of such injury, Alabama does not recognize a cause of action for medical monitoring. This holding by the Alabama Supreme Court is a definitive statement of the law of Alabama, and bars claims for medical monitoring by any individual who does not have a manifest bodily injury, past or present, causally associated with exposure to PCBs.

    On August 2, 2001, Solutia and Monsanto Company were served in an action brought in United States District Court for the Northern District of Mississippi on behalf of 1,984 plaintiffs who allegedly live or lived in areas near the Anniston plant, or regularly visited the area, and were allegedly exposed to PCBs released from the plant. Plaintiffs claim to suffer unspecified injuries, assert their entitlement to medical monitoring and testing, and seek compensatory and punitive damages in unspecified amounts. Solutia is defending this action vigorously and believes that the decision of the Alabama Supreme Court described above is applicable to these claims for medical monitoring.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit index at page 21 of this report.

    (b) Solutia did not file any reports on Form 8-K during the quarter ended September 30, 2001.

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


Date: October 25, 2001

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