Form 10-K405
period 2001-12-31
SOLUTIA INC
filed 2002-03-07
CIK 1043382

===============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                           -----------------

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

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT: APPROXIMATELY
$636.07 MILLION ON FEBRUARY 25, 2002.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:
104,604,349 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON FEBRUARY 25, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF SOLUTIA INC.'S NOTICE OF ANNUAL MEETING OF STOCKHOLDERS AND PROXY STATEMENT DATED MARCH 14, 2002 (PART III OF FORM 10-K).

===============================================================================

            CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

    We make statements in this Annual Report on Form 10-K that are considered forward-looking statements under the federal securities laws. We consider all statements regarding anticipated or future matters, including the following, to be forward-looking statements:

    * our expected future financial position, liquidity, results of operations, profitability and cash flows;

    * dividends and share repurchases;

    * financing plans;

    * business strategy;

    * budgets;

    * projected cost reductions;

    * results of litigation;

    * plans and objectives of management for future operations;

    * competitive position;

    * growth opportunities for existing products and services;

    * price increases;

    * benefits from new technology; and

    * effect of changes in accounting due to recently issued accounting standards.

    These statements are not guarantees of our future performance. They represent our estimates and assumptions only on the date we made them. There are risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we may project. These risks, uncertainties and factors include:

    * general economic, business and market conditions, which affect us because some of our customers are in cyclical businesses;

    * customer acceptance of new products;

    * efficacy of new technology and facilities;

    * shortages or pricing of raw materials and energy;

    * ability to implement cost reduction initiatives in a timely manner;

    * lower prices for our products or a decline in our market share due to competition or price pressure by customers;

    * currency fluctuations;

    * ability to acquire and integrate new businesses or divest existing businesses;

    * exposure to product liability and other litigation and cost of environmental remediation; and

    * changes in U.S. and foreign laws and regulations.

                                   PART I

ITEM 1. BUSINESS.

    Solutia Inc. and its subsidiaries make and sell a variety of high-performance chemical-based materials. Using our world-class skills, we create solutions for industrial and individual consumers in household goods, construction, vehicles, industrial products and pharmaceuticals. We have organized our business in three segments: Performance Films, Specialty Products and Integrated Nylon.

    Our Performance Films segment manufactures SAFLEX(R) plastic interlayer, which is used to make laminated glass for windshields. This product is also marketed to the automotive industry for side and rear windows, both under the product category of Enhanced Protective Glass and under the VANCEVA(TM) brand design systems. We also brand plastic interlayer under the KEEPSAFE(R), KEEPSAFE MAXIMUM(R) and VANCEVA(TM) marks for architectural applications. In addition, we produce custom-coated window films, branded as LLUMAR(R) and VISTA(R), for after-market automotive and architectural applications; and industrial films for use in high-tech electronic display applications.

    Our Specialty Products segment produces a variety of branded resins and additives used to produce high performance coatings for various materials such as metal, wood and plastic; and adhesives. We provide process research, process development and scale-up services for the pharmaceutical industry. In addition, we produce specialty chemicals such as DEQUEST(R) water treatment chemicals, THERMINOL(R) heat transfer fluids and SKYDROL(R) aviation hydraulic fluids.

    Our Integrated Nylon segment produces an integrated family of nylon products, including VYDYNE(R) and ASCEND(R) nylon polymers; nylon fibers such as WEAR-DATED(R) and ULTRON VIP(R) brands used in carpet; ACRILAN(R) acrylic fibers; and chemical intermediates.

    Solutia was incorporated in Delaware in April 1997 as a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia
Corporation). By September 1, 1997, most of Monsanto's chemical businesses were transferred to Solutia. On that date,

Monsanto distributed all of the outstanding shares of Solutia common stock as a dividend to Monsanto's stockholders, and Solutia became an independent publicly-held company. We refer to this event as the "spinoff" in this document.

RECENT DEVELOPMENTS

    In January 2002, we signed an agreement to sell our 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation for approximately $100 million. We expect the sale to close during the first quarter of 2002 and result in a modest gain.

    In November 2001, we amended our $800 million revolving credit facility and terminated our $250 million credit facility. Four of our domestic subsidiaries are guarantors of the amended facility. Borrowings under the amended facility are secured by liens on our inventory and receivables and those of our material domestic subsidiaries and one foreign subsidiary, pledges of 65 percent of the voting stock of two foreign subsidiaries, and a lien on specified principal properties. The aggregate amount of our obligations entitled to the benefit of the lien on the specified properties will not exceed $236 million. The lenders under certain other facilities have the right to share in this collateral.

SEGMENTS; PRINCIPAL PRODUCTS

    Our three business segments are:

    * Performance Films;

    * Specialty Products; and

    * Integrated Nylon.

    The tabular and narrative information contained in Note 17 of "Notes to Consolidated Financial Statements" appearing on pages 50 and 51 is incorporated by reference into this section.

PERFORMANCE FILMS SEGMENT

                                            Major End-Use
Major End-Use                               Products &                                  Major Raw
Markets               Major Products        Applications          Major Competitors     Materials             Major Plants
----------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND      Polyvinyl butyral     Products to increase  DuPont; HT Troplast   Butyraldehyde;        Ghent, Belgium;
HOME FURNISHINGS      for KEEPSAFE(R),      the safety,                                 ethanol; polyvinyl    Springfield, MA;
                      SAFLEX INSIDE(R)      security, sound                             alcohol; vinyl        Trenton, MI;
                      (used in Europe) and  attenuation, energy                         acetate monomer;      Martinsville, VA
                      KEEPSAFE MAXIMUM(R)   efficiency and                              polyester film
                      laminated window      ultraviolet
                      glass;                protection of
                      VANCEVA(TM) design    architectural glass
                      films; LLUMAR(R)      for residential       Materials Science
                      and VISTA(R)          and commercial        Corp. (MSC); Lintec;
                      professional window   structures;           3M
                      films and GILA(R)     after-market films
                      retail window films   for solar control,
                                            security and safety
----------------------------------------------------------------------------------------------------------------------------------
VEHICLES              SAFLEX(R) plastic     Products to increase  DuPont; Sekisui       Butyraldehyde;        Ghent, Belgium;
                      interlayer for        the safety,                                 ethanol; polyvinyl    Springfield, MA;
                      windshields and for   security, sound                             alcohol; vinyl        Trenton, MI;
                      side and rear         attenuation and                             acetate monomer;      Martinsville, VA
                      windows of vehicles;  ultraviolet                                 polyester film
                      VANCEVA(TM) design    protection of
                      films;                automotive glass
                      LLUMAR(R),                                  MSC; Lintec; Madico;
                      FORMULAONE                                  3M
                      PERFORMANCE
                      AUTOMOTIVE FILMS(R)
                      and GILA(R) retail
                      window films
----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL            Industrial films;     Window films for      3M; Lintec; MSC;      Ethanol;              Martinsville, VA
APPLICATIONS          release liners and    architectural and     Southwall; Rexam      formaldehyde; maleic
                      deep-dyed films       automotive                                  anhydride; melamine;
                                            applications                                polyester film
----------------------------------------------------------------------------------------------------------------------------------
ELECTRONICS           Performance films;    Computer              3M; Lintec; MSC;      Ethanol;              Martinsville, VA;
                      conductive and        touch-screens;        Southwall; Sheldahl   formaldehyde; maleic  Canoga Park, CA
                      anti-reflective       electroluminescent                          anhydride; melamine;
                      coated films          displays for                                polyester film
                                            hand-held
                                            electronics and
                                            watches; cathode ray
                                            tube and LCD
                                            monitors
----------------------------------------------------------------------------------------------------------------------------------




SPECIALTY PRODUCTS SEGMENT

                                            Major End-Use
Major End-Use                               Products &                                  Major Raw
Markets               Major Products        Applications          Major Competitors     Materials             Major Plants
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL EQUIPMENT     THERMINOL(R) heat     Heat transfer         Dow Chemical Co.;     Benzene; phenol;      Alvin, TX;
                      transfer fluids;      fluids; water         Nippon Steel          phosphorus            Anniston, AL;
                      DEQUEST(R) water      treatment; oil field  Chemical Co.;         trichloride           Newport, Wales (U.K.)
                      treatment chemicals   chemicals             Rhodia; Bayer
-----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL            MODAFLOW(R) flow and  Coatings and          Cytec Industries;     Acrylate esters;      Springfield, MA;
APPLICATIONS          leveling agents;      adhesives; caulks     Neste                 butanol;              Rayong, Thailand;
                      RESIMENE(R)           and sealants;                               formaldehyde;         Frankfurt-
                      crosslinkers;         paints; coated                              melamine; benzene;    Fechenheim, Germany;
                      MAPRENAL(R) and       fabric; wire and                            chlorine              Romano d'Ezzelino,
                      MADURIT(R) resins;    cable; liquid         Akzo Nobel; Bayer;                          Italy; Sauget, IL;
                      GELVA(R) pressure     coating systems;      National Starch                             Anniston, AL; Ghent,
                      sensitive adhesives;  fiberboard;                                                       Belgium; Trenton, MI
                      chlorobenzenes        technical laminates;
                                            paper coatings;
                                            packaging; medical
                                            devices; tapes and
                                            graphic arts;
                                            herbicides
-----------------------------------------------------------------------------------------------------------------------------------
AVIATION/             SKYDROL(R) aviation   Hydraulic fluids for  ExxonMobil            Phosphorus            St. Louis, MO
TRANSPORTATION        hydraulic fluids;     commercial aircraft;                        oxychloride;
                      SKYKLEEN(R) aviation  environmentally                             methanol
                      solvents              friendly solvents
                                            for aviation
                                            maintenance
-----------------------------------------------------------------------------------------------------------------------------------
VEHICLES              MODAFLOW(R) flow and  Coatings and          Cytec Industries;     Acrylate esters;      Springfield, MA;
                      leveling agents;      adhesives; caulks     DSM; Cray             butanol;              Frankfurt-
                      RESIMENE(R)           and sealants;         Valley/Total; UCB     formaldehyde;         Fechenheim, Hamburg;
                      crosslinkers;         paints; coated                              melamine; methanol;   and Wiesbaden,
                      VIACRYL(R),           fabric; wire and                            terephthalic acid;    Germany; Rayong,
                      MACRYNAL(R),          cable; automotive,                          polyethylene          Thailand; Romano
                      VIALKYD(R),           industrial and                                                    d'Ezzelino, Italy;
                      DUROXYN(R),           decorative coatings;                                              Ghent, Belgium;
                      VIAKTIN(R),           environmentally                                                   St. Louis, MO
                      VIAMIN(R) and         friendly coatings;
                      HOSTAFLEX(R) resins;  spray suppression on
                      RESYDROL(R)           trucks
                      waterborne resins;
                      ALFTALAT(R),
                      SYNTHACRYL(R) and
                      VIAKTIN(R) solid
                      resins; CLEAR
                      PASS(R) and SPRAY
                      GUARD(R) truck mud
                      flap liners
-----------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND      ASTROTURF(R) and      Entrance matting      Elecster; Fichet;     Polyethylene          St. Louis, MO;
HOME FURNISHINGS      CLEAN MACHINE(R)                            HBN-Teknik                                  Ghent, Belgium
                      door mats
----------------------------------------------------------------------------------------------------------------------------------
PHARMACEUTICALS       Services for process  New pharmaceuticals   Rhodia ChiRex;                              Aarau, Bubendorf and
                      research and                                Albany Molecular                            Friborg, Switzerland
                      development,                                Research; Pharma-
                      small scale-up                              Eco; Evotec
                      manufacturing and
                      small volume
                      licensed production
----------------------------------------------------------------------------------------------------------------------------------





INTEGRATED NYLON SEGMENT


                                            Major End-Use
Major End-Use                               Products &                                  Major Raw
Markets               Major Products        Applications          Major Competitors     Materials             Major Plants
----------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND      Nylon carpet staple;  WEAR-DATED(R)         DuPont; Honeywell;    Acrylonitrile;        Pensacola, FL;
HOME FURNISHINGS      nylon bulk            residential and       BASF                  ammonia;              Greenwood, SC;
                      continuous filament;  ULTRON VIP(R)                               cyclohexane;          Decatur and
                      ACRILAN(R) acrylic    commercial carpet;                          propylene             Foley, AL
                      fiber; ASCEND(R)      WEAR-DATED(R)
                      nylon polymer         upholstery fabrics;
                                            blankets; non-woven
                                            reinforcement and
                                            linings
----------------------------------------------------------------------------------------------------------------------------------
PERSONAL PRODUCTS     ACRILAN(R) acrylic    Sweaters; knit        Acordis; DuPont;      Acrylonitrile;        Pensacola, FL;
                      fiber; ASCEND(R)      apparel; half-hose;   Radici                ammonia;              Decatur, AL;
                      nylon polymer         active wear; craft                          cyclohexane;          Greenwood, SC
                                            yarns; hand-knit                            propylene
                                            yarns; apparel;
                                            dental floss;
                                            intimate apparel
----------------------------------------------------------------------------------------------------------------------------------
VEHICLES              Nylon filament;       Tires; brakes;        Acordis; DuPont;      Acrylonitrile;        Pensacola, FL;
                      VYDYNE(R) nylon       convertible tops;     Rhodia; Asahi         ammonia;              Decatur, AL;
                      molding resins;       automotive interior,  Chemical; DUSA        cyclohexane;          Greenwood, SC
                      ASCEND(R) nylon       exterior and                                propylene
                      polymer; ACRILAN(R)   under-the-hood
                      acrylic fiber         molded parts
----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL            ACRILAN(R) acrylic    Conveyer belts;       Acordis; DuPont;      Acrylonitrile;        Pensacola, FL;
APPLICATIONS          fiber; ASCEND(R)      awnings and outdoor   Honeywell; BASF       ammonia;              Decatur, AL;
                      nylon polymer;        furniture; nylon                            cyclohexane;          Greenwood, SC
                      industrial nylon      film cooking bags;                          propylene
                      fiber                 specialized food
                                            packaging
----------------------------------------------------------------------------------------------------------------------------------
INTERMEDIATE          Nylon salt;           Nylon and acrylic     DuPont; Rhodia;       Natural gas;          Decatur, AL;
CHEMICALS             adipic acid;          fiber; nylon and ABS  BASF; Asahi Chemical  propylene;            Alvin, TX;
                      hexamethylenediamine; plastics                                    cyclohexane           Greenwood, SC;
                      acrylonitrile                                                                           Pensacola, FL
----------------------------------------------------------------------------------------------------------------------------------

PRINCIPAL EQUITY AFFILIATES

    We participate in a number of joint ventures in which we share management control with other companies. Our equity earnings (loss) from affiliates were $(13) million in 2001, $35 million in 2000 and $36 million in 1999. Principal joint ventures include Flexsys, L.P., Advanced Elastomer Systems, L.P. and Astaris LLC.

    Flexsys, headquartered in Belgium, is a leading supplier of process chemicals to the rubber industry. Its product line includes a number of branded accelerators (SANTOCURE(R), THIOFIDE(R) and THIOTAX(R)), pre-vulcanization inhibitors (SANTOGARD(R)), antidegradants and antioxidants (FLECTOL(R) and SANTOWHITE(R)) and insoluble sulphur (CRYSTEX(R)). Flexsys is a 50/50 joint venture with Akzo Nobel N.V.

    Advanced Elastomer Systems, headquartered in the United States, produces and sells thermoplastic elastomers--materials that combine the processability of thermoplastics and the functional performance of thermoset rubber products. The joint venture's product lines include SANTOPRENE(R) thermoplastic rubber and VISTAFLEX(R) thermoplastic elastomer. Advanced Elastomer Systems is a 50/50 joint venture with ExxonMobil Chemical Company. For information regarding the sale of Solutia's interest in this joint venture, see "Recent Developments" on page 2 above.

    Astaris, headquartered in the United States, sells phosphorus and phosphate salts. Its product line includes a number of branded products such as LEVN-LITE(R), PAN-O-LITE(R) and LEVERAGE(R) phosphate, which are sold into the bakery markets. The business also services the pharmaceutical, meat and poultry and industrial marketplaces. Astaris is a 50/50 joint venture with FMC Corporation.

SALE OF PRODUCTS

    We sell our products directly to end users in various industries, principally by using our own sales force, and, to a lesser extent, by using distributors. Under a marketing alliance between Solutia and Dow Plastics, a business unit of The Dow Chemical Company, Dow markets Solutia's VYDYNE(R) nylon 6,6 molding resins for injection molding applications worldwide. On March 1, 2002, Solutia and Dow Plastics signed a formal agreement to end the marketing alliance. Our marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis. We maintain inventories of finished goods, goods in process and raw materials to meet customer requirements and our scheduled production. In general, we do not manufacture our products against a backlog of firm orders; we schedule production to meet the level of incoming orders and the projections of future demand. We are not generally dependent upon one or a group of customers, and we have no material contracts with the government of the United States, or any state or local, or foreign government. In general, our sales are not subject to seasonality. While no single customer or customer group accounts for 10 percent or more of our net sales, sales to the carpet mill industry and the European auto glass industry each represent a significant portion of our net sales.

COMPETITION

    The global markets in which our chemical businesses operate are highly competitive. We expect competition from other manufacturers of the same products and from manufacturers of different products designed for the same uses as ours to continue in both U.S. and ex-U.S. markets. Depending on the product involved, we encounter various types of competition, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, we regard our principal product groups as competitive with many other products of other producers and believe that we are an important producer of many of these product groups. For information regarding competition in specific markets, see the charts under "Segments; Principal Products" above.

RAW MATERIALS AND ENERGY RESOURCES

    We purchase large amounts of commodity raw materials, including propylene, cyclohexane, benzene and natural gas. We typically purchase major requirements for key raw materials pursuant to medium-term contracts. We are not dependent on any one supplier for a material amount of our raw materials or energy requirements, but we obtain certain important raw materials from a few major suppliers. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply. For information about specific raw materials, see the charts under "Segments; Principal Products" above.

    While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover our current and projected requirements. However, their continuing availability and price may be affected by unscheduled plant interruptions and domestic and world market conditions, political conditions and governmental regulatory actions. The effect of any future raw material and energy shortages on our business as a whole or in specific world areas cannot be accurately predicted.

    For additional information on raw materials and energy, see
"Outlook and Economic Conditions" on page 22 below.

PATENTS AND TRADEMARKS

    We own a large number of patents that relate to a wide variety of products and processes and have pending a substantial number of patent applications. In addition, we are licensed under a small number of patents owned by others. We own a considerable number of established trademarks in many countries under which we market our products. These patents and trademarks in the aggregate are of material importance to our operations and to our Performance Films, Specialty Products and Integrated Nylon segments.

RESEARCH AND DEVELOPMENT

    Research and development constitute an important part of our activities. Our expenses for research and development amounted to approximately $58 million in 2001, $67 million in 2000, and $58 million in 1999, or about 2 percent of sales on average. We focus our research and development expenditures on process improvements and selected product development.

    Our Performance Films segment launched the VANCEVA(TM) brand of Advanced Solutions for Glass(TM) products to meet the needs of the architectural and automotive markets. In addition, this segment added several new products to its line of solar control and security films for aftermarket applications. Our Specialty Products segment developed low temperature vapor phase heat transfer fluid for processing of temperature sensitive polymers and developed biodegradable chelates and scale inhibitors to meet market needs for more environmentally friendly products. Our Integrated Nylon segment introduced a new wear-resistant staple fiber system for carpet under the TRAFFIC CONTROL FIBER SYSTEM(R) brand name. This segment also introduced a new technology called VYDYNE(R) 2000, offering whiter and improved grades of VYDYNE(R) engineering thermoplastic resins.

ENVIRONMENTAL MATTERS

    The narrative information appearing under "Environmental
Matters" beginning on page 24 below is incorporated here by reference.

EMPLOYEE RELATIONS

    On December 31, 2001, we had approximately 9,170 employees worldwide. In general, satisfactory relations have prevailed between our employees and us. We use self-directed work teams, incentive programs and other initiatives to keep employees actively involved in the success of the business. Approximately 25 percent of our workforce is represented by various labor unions.

INTERNATIONAL OPERATIONS

    Solutia and its subsidiaries are engaged in manufacturing, sales and research and development in areas outside the United States. Approximately 43 percent of our consolidated sales in 2001 were made into markets outside the United States, including Europe, Canada, Latin America and Asia. Our Performance Films and Specialty Products segments are particularly dependent on their international operations. Approximately one-half of the 2001 sales of the Performance Films segment and two-thirds of the 2001 sales of the Specialty Products segment were made into markets outside the United States. Identifiable assets of the non-United States operations represented approximately 26 percent of total identifiable assets at December 31, 2001.

    Operations outside the United States are potentially subject to a number of risks and limitations that are not present in domestic operations, including trade restrictions, investment regulations, governmental instability and other potentially detrimental governmental practices or policies affecting companies doing business abroad.

    Operations outside the United States are also subject to fluctuations in currency values. The functional currency of each of our non-United States operations is the local currency. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. In addition, we generate revenue from export sales and operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency.

ITEM 2. PROPERTIES.

    Solutia's general offices are located in a leased facility in St. Louis County, Missouri. Our principal European offices are located in Louvain La Neuve, Belgium, on land leased from the University of Louvain. We also have research laboratories, research centers and manufacturing locations worldwide. Information about our major manufacturing locations worldwide and segments that used these locations on January 1, 2001, appears under "Segments; Principal Products" in Item 1 of this report and is incorporated here by reference.

    Our principal plants are suitable and adequate for their use. Utilization of these facilities varies with seasonal, economic and other business conditions, but none of our principal plants are substantially idle. Our facilities generally have sufficient capacity for existing needs and expected near-term growth. We have plans in place to expand facilities that we anticipate will reach capacity in the next two to three years.

    We own most of our principal plants. However, at Antwerp, Belgium and Sao Jose dos Campos, Brazil, both of which are Monsanto sites, we own certain buildings and production equipment and lease the underlying land. We also lease the land for our Vianova Resins facilities at Suzano, Brazil and Frankfurt-Fechenheim, Germany from Clariant. In addition, we lease the buildings for our pharmaceuticals services unit, including the main production site in Aarau, Switzerland.

    Monsanto and Solutia have operating agreements with respect to each of the two Monsanto facilities listed above and Solutia's Chocolate Bayou facility in Alvin, Texas. Under these operating agreements, we are the guest and Monsanto is the operator at the facilities except the Chocolate Bayou facility at which Monsanto is the guest and we are the operator. The initial term of each of the operating agreements is 20 years. After the initial term, the operating agreements continue indefinitely unless either party terminates on at least 24 months' prior written notice. Each of the operating agreements also provides that, under certain circumstances, either the operator or the guest may terminate the operating agreement before the expiration of its initial term. We operate several facilities for other third parties, principally within the Chocolate Bayou; Sauget, Illinois; Pensacola, Florida; Trenton, Michigan and Newport, Wales (U.K.) sites, under long-term lease and operating agreements.

    In connection with the amendment in November 2001 of our $800 million revolving credit facility, we granted mortgages on our facilities located in Decatur, Alabama; Springfield, Massachusetts; Trenton, Michigan; Greenwood, South Carolina and Alvin, Texas. The aggregate amount of our obligations entitled to the benefit of the mortgages on these properties will not exceed $236 million. The lenders under certain other facilities have the right to share in this collateral. In addition, there is a mechanics' lien that Fluor Daniel, a division of Fluor Enterprises, Inc., has filed against our Chocolate Bayou (Alvin, Texas) facility in the amount of approximately $42 million in connection with Fluor Daniel's claim against us for the alleged non-payment of certain labor and materials charges relating to the construction of our acrylonitrile facility.

ITEM 3. LEGAL PROCEEDINGS.

    Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of the spinoff, we assumed from the former Monsanto Company (now Pharmacia Corporation), under an agreement known as the Distribution Agreement, liabilities related to specified legal proceedings. As a result, although Monsanto remains the named defendant, we are required to manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from the litigation. While the results of litigation cannot be predicted with certainty, Solutia does not believe, based upon currently available facts, that the ultimate resolution of any of these pending matters will have a material adverse effect on Solutia's financial position or liquidity in any one year. However, resolution in those cases described below involving the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site may have a material adverse effect on Solutia's net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability. The following paragraphs describe several proceedings to which Solutia is a party or to which Monsanto is a party and for which Solutia assumed any liabilities.

ANNISTON, ALABAMA CASES

    On November 15, 1993, Monsanto was named as a defendant in Dyer, et al.
v. Monsanto Company, et al., filed in Circuit Court in St. Clair County, Alabama, the first of a number of lawsuits in which plaintiffs claim to have sustained personal injuries or property damage as a result of the alleged release of polychlorinated biphenyls ("PCBs") and other materials from its Anniston, Alabama plant site. The following matters are currently pending or have been resolved as follows:

    (1) Monsanto was one of a number of defendants in two actions, one pending in Circuit Court for Talladega County, Alabama, the other, in Circuit Court for St. Clair County, Alabama, brought on behalf of 107 plaintiffs who are owners of property along waterways near the Anniston plant. Plaintiffs allege fear of toxic contamination, mental and emotional distress, increased risk of disease and fear of cancer as well as diminished value of their properties. Plaintiffs in these cases opted out of the Dyer case referenced above, a certified class of property owners along waterways near the Anniston plant. That class action, which was pending in Circuit Court for St. Clair County, Alabama, was settled in 1999. On November 15, 2001, an agreement to settle these opt-out cases was reached.

    (2) Monsanto is a defendant in one additional action brought in Circuit Court in Shelby County, Alabama on behalf of a purported class of property owners farther downstream along waterways near the plant. Plaintiffs seek compensatory and punitive damages in an unspecified amount for an alleged increased risk of physical injury or illness, emotional distress caused by fear of future injury or illness, medical monitoring and diminishment in the value of their properties and their riparian rights. On October 5, 1999, the trial court granted Solutia's motion for summary judgment, holding that plaintiffs had, in an action not involving Monsanto or Solutia, recovered for the damages they claim in this action. In addition, the court found that plaintiffs' claims were barred by the statute of limitations. Plaintiffs timely filed their appeal with the Alabama Supreme Court. On May 4,
        2001, the Alabama Supreme Court
        issued an opinion affirming in part and reversing in part the order of the trial court. The Alabama Supreme Court held that summary judgment was properly granted with respect to claims relating to the period up to the date of settlement of the previous action. However, the Alabama Supreme Court held that plaintiffs were permitted to maintain the claims relating to the period from the settlement of the prior action until the filing of the instant action.

    (3) Monsanto was the sole defendant in an action in United States District Court for the Northern District of Alabama, Hinton vs. Monsanto, brought on behalf of a purported class of "[a]ll persons who reside, or who at one time did reside, in the areas contaminated by the Defendant's Anniston, Alabama plant and were thereby directly or indirectly exposed to PCBs." Plaintiffs allege that as a result of this exposure, they are at an increased risk of suffering personal injuries and seek an injunction mandating medical monitoring and funding of a study of the alleged adverse health effects of this exposure. On December 27, 2000, the district court certified the following question of law to the Alabama Supreme
        Court: "Does a complaint which does not allege any past or present personal injury to the plaintiff state a cause of action for medical monitoring and study when the plaintiff alleges that he has been exposed to hazardous contamination and pollution by the conduct of the defendant?" On September 14, 2001, the Alabama Supreme Court answered that question in the negative. Finding that under Alabama law an injury is required for a cause of action to accrue, the court held that in the absence of such injury, no claim exists. On
        October 12, 2001 the district court entered an order dismissing this action with prejudice. No appeal was filed, and this matter is concluded.

    (4) Monsanto and Solutia were named as defendants in fourteen cases in Circuit Court in Calhoun County, Alabama and one case in United States District Court for the Northern District of Alabama brought on behalf of 3,536 individuals who own or rent homes, own or operate businesses, attend churches, or who have otherwise resided or visited in neighborhoods near the Anniston plant, and four commercial entities which own property near the Anniston plant or have conducted business on and near property owned by the plant. One of the cases pending in Circuit Court in Calhoun County has been brought on behalf of a purported class of all Alabama residents who have been exposed to PCBs or other materials allegedly released from the Anniston plant. Plaintiffs seek compensatory and punitive damages in an unspecified amount or in the amount of $3 million for each individual and injunctive relief requiring the Company to remove alleged contamination. The individual plaintiffs claim to have suffered permanent adverse health effects and fear future disease. They assert the need for medical monitoring, diminution in the value of their properties in the case of residential and commercial property owners and commercial losses in the case of business owners. Because of significant pretrial publicity in Calhoun County, venue in four of those cases, brought on behalf of 3,501 plaintiffs, has been transferred to circuit court in Etowah County, Alabama. These four cases, sometimes referred to as Abernathy vs. Monsanto or Bowie vs. Monsanto, have been consolidated for trial. Because of the number of plaintiffs in the consolidated action, trial is proceeding in phases. Sixteen individual plaintiffs and one business entity were selected by plaintiffs to participate in a "Phase I" trial, which began with jury selection on January 7, 2002. On February 22, 2002, the jury returned a verdict finding defendants liable on six legal theories: negligence, wantonness, suppression, nuisance, trespass and outrage. We anticipate that the issue of compensatory damages for the seventeen Phase I plaintiffs will be submitted to the jury on March 5, 2002, and that the jury's verdict will be sealed. On February 25, 2002, the court asked the jury to determine whether the circumstances in Anniston constitute a public nuisance. The jury answered that question in the affirmative. On February 26, 2002, the Attorney General of Alabama and the district attorneys of Calhoun, Shelby, St. Clair and Talladega Counties filed a motion to intervene in this case. The Attorney General and the district attorneys are seeking an order directing defendants to fund an investigation of the extent of the impact of PCBs in those counties, and setting a schedule and procedures for a cleanup. On February 28, 2002, the Alabama Department of Environmental Management intervened in this action, to assure that decisions reached by the court have a sound scientific basis. Venue in two additional cases brought of behalf of four plaintiffs in Calhoun County has been transferred to circuit court in Jefferson County, Alabama. Venue in one additional action brought on behalf of two plaintiffs in Calhoun County has been transferred to circuit court in Dekalb County, Alabama.

    (5) Monsanto and Solutia were named as defendants in a case filed in United States District Court for the Northern District of Alabama on behalf of a total of 1,116 plaintiffs, who claimed to be "minor children or persons under the age of twenty-one years" who resided in "poor areas" near the Anniston plant. Plaintiffs allege they were exposed to PCBs and suffer from unspecified physical injuries and emotional distress. This case is sometimes referred to as Tolbert vs. Monsanto. They seek compensatory and punitive damages in unspecified amounts and request medical testing, monitoring and treatment, as well as unspecified injunctive relief. On January 28, 2002, plaintiffs filed an amended complaint that added approximately 14,000 plaintiffs, bringing the total number of plaintiffs in this case to approximately 15,000. Approximately 2,000 of the 14,000 newly-added plaintiffs had previously been plaintiffs in a case filed against Monsanto and Solutia in United States District Court for the Northern District of Mississippi on July 24, 2001. That action was voluntarily dismissed by plaintiffs on December 11, 2001. Plaintiffs in the dismissed Mississippi action claimed to be parents or other relatives of the 1,116 plaintiffs in the action in the Northern District of Alabama.

    (6) Monsanto and Solutia were named as defendants in an action brought in Circuit Court for Calhoun County, Alabama on behalf of a purported class of owners of property upon which was deposited soil allegedly contaminated with PCBs and taken from the site of a nearby commercial development. In July 2001 plaintiffs advised Solutia and the court that they had withdrawn their class action allegations. On November 19, 2001, agreement to settle this matter was reached.

Solutia believes that there are meritorious defenses to all these matters, including lack of any physical injury or property damage to plaintiffs, lack of any imminent or substantial endangerment to health or the environment and lack of negligence or improper conduct on the part of Monsanto or Solutia. Solutia also believes that many of the claims in these cases are barred by the decision of the Alabama Supreme Court in the Hinton case described above. Solutia is vigorously defending these actions.

PENNDOT CASE

    Monsanto is one of several defendants added on February 7, 1997, to Pennsylvania Department of General Services, et al. v. United
States Mineral Products Company, et al., a case then pending in the Commonwealth Court of Pennsylvania. This action was originally filed against United States Mineral Products Company in 1990 by the Commonwealth of Pennsylvania, seeking damages caused by the presence of asbestos fireproofing in the Transportation and Safety Building
("T & S Building"), which was part of the Commonwealth's Capital
Complex in Harrisburg, Pennsylvania. In June 1994 a fire broke out in the T & S Building. Testing following the fire revealed the presence of low levels of PCBs at various locations in the building, which the Commonwealth alleges necessitated its demolition. The Commonwealth seeks recovery of costs it allegedly incurred in testing, monitoring, cleanup, demolition and relocation caused by the alleged contamination. In addition, the Commonwealth seeks the cost of constructing a new building on the site of the T & S Building. Trial of this action commenced with the selection of a jury in April 1999. On August 23, 2000, the jury returned a verdict of $90 million against Monsanto. The trial court reduced the verdict to $45 million to account for a settlement reached with the Commonwealth by a codefendant during trail. Prejudgment interest in an amount to be determined by the court will be added to the verdict. Solutia believes that there are meritorious defenses, including lack of any hazard or danger to occupants of or visitors to the T & S Building caused by the presence of PCBs; a determination by the Pennsylvania Department of Health that the building was safe for use and occupancy; the failure of the Commonwealth to act prudently following the fire to mitigate its alleged damages; the impropriety of using replacement cost as a measure of damages; and the fact that most of plaintiffs' damages would have been incurred during the removal of asbestos fireproofing and the installation of fire sprinklers required to comply with the 1987 Harrisburg Fire Safety Code, and thus cannot be attributed to the presence of PCBs. Solutia will vigorously pursue its post-trial and appellate remedies.

OTHER CASES

    Solutia was named as the defendant in Fluor Daniel Corporation
v. Solutia Inc., filed on February 8, 2001, in United States District Court for the Southern District of Texas, Galveston Division. Fluor Daniel Corporation ("Fluor") was the main contractor for construction of a new acrylonitrile manufacturing facility located at our Chocolate Bayou, Texas facility. Fluor seeks damages of approximately $65 million to $70 million based on allegations of delays/disruption in the construction schedule, change orders, and entitlement to a bonus under contract provisions. Solutia has asserted a counterclaim against Fluor for approximately $1 million, based on Fluor's failure to perform according to the plans and specifications set forth in the contract. Solutia believes it has meritorious defenses to Fluor's claims, including lack of any conduct on its part that would constitute disruption or delay, and Fluor's failure to satisfy contractual requirements for entitlement to any bonus. Solutia is vigorously defending this matter and intends to pursue its counterclaim.

    On December 4, 1998, the U.S. Environmental Protection Agency ("EPA") issued a notice of violation to Solutia, Monsanto and P4 Production, L.L.C., alleging violations of the Wyoming Environmental Quality Act, the Wyoming Air Quality Standards & Regulations and a permit issued in 1994 by the Wyoming Department of Environmental Quality to Sweetwater Resources, Inc., a former subsidiary of Monsanto, for a coal coking facility in Rock Springs, Wyoming. This facility is currently owned by P4 Production, a joint venture formed in conjunction with the spinoff of Solutia by Monsanto, which Pharmacia Corporation now both operates and controls.
Despite the sale of substantially all of Solutia's interest in this joint venture, we continue to be a party to this litigation. On November 22, 1999, the United States, on behalf of the EPA, demanded $2.5 million from P4 Production, Solutia and Monsanto as well as injunctive relief ensuring compliance with the permit requirements. On January 18, 2000, P4 Production, Solutia and Monsanto filed a complaint for declaratory relief in the United States District Court for the District of Wyoming against the EPA. The companies are seeking a determination that the action the EPA is threatening against them is precluded by the doctrine of res judicata, among other things, since the issues are the same matters that were resolved by a June 25, 1999, consent decree between the three companies and the State of Wyoming. On May 5, 2000, the United States filed its memorandum in opposition to the companies' motion for summary judgment and its cross-motion for summary judgment against the companies. Oral argument on the merits of these motions occurred on June 7, 2000.

RISK MANAGEMENT

    We have evaluated risk retention and insurance levels for product liability, property damage and other potential areas of risk. We will continue to devote significant effort to maintaining and improving safety and internal control programs, which reduce our exposure to certain risks. We actively participate in the safety and health Voluntary Protection Program ("VPP") administered by the Occupational

Safety and Health Administration ("OSHA") for sites in the United States, and implemented by Solutia for sites outside the United States. Currently, ten of our U.S. sites qualify for the OSHA VPP "Star" designation, a rating designating full compliance. Three of our ex-U.S. sites, two in Europe and one in Canada, have achieved the Solutia "Star" designation, which is an internal equivalent to the OSHA designation.

    Our management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk to retain and/or co-insure based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk that Solutia has retained are consistent with those of other companies in the chemical industry. There can be no assurance that we will not incur losses beyond the limits, or outside the coverage, of our insurance. Solutia does not expect its consolidated financial position, profitability and liquidity to be affected materially by the levels of risk retention that it accepts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We did not submit any matters to our security holders during the fourth quarter of 2001.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    Our stock is traded principally on the New York Stock Exchange under the Symbol "SOI."

    The following table shows the high and low sales prices for each quarter during 2001 and 2000 as reported in the New York Stock
Exchange Composite Transactions.

              2001                      High         Low                          2000                       High         Low
---------------------------------      ------       ------         -----------------------------------      ------       ------
First Quarter....................      $14.85       $12.06         First Quarter......................      $17.19       $11.63
Second Quarter...................       15.07        12.03         Second Quarter.....................       15.56        11.25
Third Quarter....................       14.14        11.25         Third Quarter......................       15.69        10.38
Fourth Quarter...................       14.28        11.71         Fourth Quarter.....................       13.00        10.88

    On February 25, 2002, we had 34,367 registered shareholders.

    The declaration and payment of dividends is made at the discretion of our board of directors. The board's current policy is to pay cash dividends on an annual basis in December. The annual dividend paid in 2000 and 2001 was $0.04. We anticipate that the current four-cent annual dividend will remain unchanged for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL SUMMARY

(Dollars in millions, except per share amounts)

                                                                2001          2000          1999          1998          1997
OPERATING RESULTS:                                             -------       -------       -------       -------       -------
NET SALES................................................      $ 2,817       $ 3,185       $ 2,830       $ 2,835       $ 2,969
GROSS PROFIT.............................................          429           486           652           750           653
    As percent of net sales..............................           15%           15%           23%           26%           22%
MARKETING, ADMINISTRATIVE, AND TECHNOLOGICAL EXPENSES....          401           429           355           364           363
    As percent of net sales..............................           14%           13%           13%           13%           12%
AMORTIZATION EXPENSE.....................................           34            33             3            --            --
OPERATING INCOME (LOSS)(1)...............................           (6)           24           294           386           290
    As percent of net sales..............................           --             1%           10%           14%           10%
INCOME (LOSS) BEFORE INCOME TAXES........................          (77)           41           303           375           290
NET INCOME (LOSS)(2).....................................          (59)           49           206           249           192
    As percent of net sales..............................           (2)%           2%            7%            9%            6%
SHARE DATA:
BASIC EARNINGS (LOSS) PER SHARE..........................      $ (0.57)      $  0.46       $  1.86       $  2.16       $  1.63
DILUTED EARNINGS (LOSS) PER SHARE........................        (0.57)         0.46          1.80          2.03          1.55
DIVIDENDS PER SHARE......................................         0.04          0.04          0.04          0.04          0.01
COMMON STOCK PRICE:
    HIGH.................................................        15.07         17.19         26.31         32.00         27.75
    LOW..................................................        11.25         10.38         13.50         18.69         18.69
    CLOSE................................................        14.02         12.00         15.44         22.38         26.69
PRICE/EARNINGS RATIO ON YEAR-END STOCK PRICE.............          (25)           26             9            11            17
NUMBER OF REGISTERED SHAREHOLDERS........................       34,668        36,703        39,171        41,864        57,894
YEAR-END SHARES OUTSTANDING (IN MILLIONS)................        104.5         102.9         109.5         112.8         117.4
SHARES REPURCHASED (IN MILLIONS).........................           --           7.7           3.8           6.2           1.6
AVERAGE DAILY TRADING VOLUME
  (IN THOUSANDS).........................................          358           518           458           401         1,053
OTHER DATA:
INTEREST EXPENSE(3)......................................      $    90       $    83       $    40       $    43       $    41
INCOME TAXES (BENEFIT)...................................          (18)           (8)           97           126            98
DEPRECIATION AND AMORTIZATION............................          184           191           151           147           145
TOTAL ASSETS.............................................        3,408         3,581         3,770         2,765         2,768
CAPITAL EXPENDITURES.....................................           94           221           257           158           165
LONG-TERM DEBT...........................................          627           784           802           597           597
EMPLOYEES (YEAR-END).....................................        9,170        10,200        10,600         8,700         8,800

---------
(1)     Operating income (loss) includes restructuring charges and other items of $78 million in 2001, $158 million in 2000, $61 million in 1999, $1 million in 1998 and $84 million in 1997.

(2)     Net income (loss) includes restructuring charges and other items of $79 million, or $0.76 per share in 2001,
        $74 million, or $0.68 per share in 2000, $38 million, or $0.33 per share in 1999, $1 million, or $0.01 per share in 1998 and $53 million, or $0.43 per share, in 1997.

(3)     Monsanto used a centralized approach to cash management and the financing of its operations. As a result, cash and cash equivalents and debt were not allocated to Solutia in the historical financial statements.
        Interest expense was allocated to Solutia in its 1997 consolidated financial statements to reflect Solutia's pro rata share of the financing structure of Monsanto.

    See Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Condition and Liquidity under Item 7 for more information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

OVERVIEW

    Solutia's reportable segments and their major products are as follows:

         Performance Films                        Specialty Products                             Integrated Nylon
-----------------------------------  --------------------------------------------  --------------------------------------------
SAFLEX(R) plastic interlayer         Resins and additives, including ALFTALAT(R)   Nylon intermediate "building block"
                                       polyester resins, RESIMENE(R) and             chemicals
KEEPSAFE(R), SAFLEX INSIDE(R)          MAPRENAL(R) crosslinkers, SYNTHACRYL(R)
  (in Europe only) and KEEPSAFE        acrylic resins and GELVA(R)
  MAXIMUM(R) glass for residential     pressure-sensitive adhesives
  security and hurricane protection
  windows

LLUMAR(R), VISTA(R) and GILA(R)      Industrial products, including THERMINOL(R)   Merchant polymer and nylon extrusion
  professional and after-market        heat transfer fluids, DEQUEST(R) water        polymers, including VYDYNE(R) and
  window films                         treatment chemicals, SKYDROL(R) hydraulic     ASCEND(R)
                                       fluids and SKYKLEEN(R) cleaning fluids for
VANCEVA(TM) design, enhanced           aviation and chlorobenzenes                 Carpet fibers, including the
  security and sound attenuation                                                     WEAR-DATED(R) and ULTRON VIP(R) brands
  films

Conductive and anti-reflective       Pharmaceutical services, including process    Industrial nylon fibers
  coated films and deep-dyed films     research, process development services,
                                       scale-up capabilities and small scale       ACRILAN(R) acrylic fibers for
                                       manufacturing for the pharmaceutical          apparel, upholstery fabrics, craft yarns
                                       industry                                      and other applications

    Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes
(EBIT), which includes marketing, administrative, technological, and amortization expenses and other non-recurring charges such as restructuring and asset impairment charges that can be directly attributable to the segment profit/(loss). Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings (loss) from affiliates, interest expense, other income--net and expense items, and certain non-recurring items such as gains and losses on asset dispositions and restructuring charges that are not directly attributable to the operating segment. See
Note 17 to the Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. (Solutia's significant accounting policies are more fully described in Note 1 to the consolidated financial statements.)

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

  SELF-INSURANCE

    Solutia maintains self-insurance reserves to cover its estimated future legal costs and settlements related to workers' compensation, product, general, auto and operations liability claims that are less than policy deductible amounts or not covered by insurance. The Company also has purchased commercial insurance in order to reduce its exposure to such claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience.

  INCOME TAXES

    Solutia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. Solutia records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Solutia has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Solutia were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Solutia determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

RESULTS OF OPERATIONS

                                                                   2001         2000         1999
(dollars in millions)                                             ------       ------       ------
Net Sales...................................................      $2,817       $3,185       $2,830
                                                                  ======       ======       ======
Operating Income/(Loss).....................................      $   (6)      $   24       $  294
                                                                  ======       ======       ======
    Charges included in Operating Income/(Loss).............      $  (78)      $ (158)      $  (61)
                                                                  ======       ======       ======

    Solutia's net sales for 2001 of $2.817 billion were 12 percent lower than 2000 net sales of $3.185 billion and slightly lower than 1999 net sales of $2.830 billion. A number of events affect the comparability of 2001 results with those in 2000 and 1999. These events include the acquisitions of the Vianova Resins Group in December 1999, CarboGen Holdings AG in February 2000 and AMCIS AG in March 2000. In addition, Solutia contributed its Phosphorus Derivatives business to the Astaris joint venture in April 2000 and sold its Polymer Modifiers business in August 2000. Excluding the sales associated with the Phosphorus Derivatives and Polymer Modifiers businesses, net sales for 2001 were down 7 percent from the comparable period of 2000. The net sales decrease reflected lower volumes, lower average selling prices and unfavorable currency exchange rate fluctuations. After adjustments for acquisitions and divestitures, net sales for 2000 increased 3 percent over net sales in 1999. The increase reflected higher average selling prices, partially offset by unfavorable currency exchange rate fluctuations and lower volumes.

    The operating loss for the year ended December 31, 2001 was $6 million, compared to 2000 operating income of $24 million and 1999 operating income of $294 million. As indicated in the preceding table, operating results for each year were affected by various charges, which are described in greater detail in the following sections. Excluding the effects of the charges in both 2001 and 2000, the 2001 decline in operating income was primarily caused by the impact of lower net sales, partially offset by lower raw material and energy costs and lower administrative and technological expenses. The decrease in administrative and technological expenses can be attributed principally to lower personnel costs resulting from restructuring activities during 2001. Operating income in 2000 decreased 49 percent from operating income in 1999 when charges are excluded from both years. The decline in 2000 operating income versus operating income in 1999 was caused by higher raw material and energy costs that resulted from the sharp increase in petrochemical and natural gas prices. In addition, higher marketing, administrative, technological and amortization expenses associated with acquisitions and the integration of newly acquired companies, along with spending on growth programs, contributed to the operating income decline.

  PERFORMANCE FILMS


                                                                  2001       2000       1999
(dollars in millions)                                             ----       ----       ----
Net Sales...................................................      $591       $692       $669
                                                                  ====       ====       ====
Segment Profit..............................................      $ 61       $106       $126
                                                                  ====       ====       ====

    Net sales for Performance Films were $591 million in 2001, compared with $692 million in 2000 and $669 million in 1999. The
15 percent decrease in 2001 net sales over 2000 principally resulted from the loss of sales from the divestiture of the Polymer Modifiers business. Excluding the Polymer Modifiers business, net sales decreased 2 percent from the comparable prior year period. Net sales were negatively affected by unfavorable currency exchange rate fluctuations due to the devaluation of the euro and Japanese yen in relation to the U.S.

dollar. Also, to a lesser extent, businesses in this segment achieved lower average selling prices than those of the year-ago period due to competitive pricing pressures. Sales volumes increased over the prior-year period because of increased demand for SAFLEX(R) plastic interlayer products by European and Asian automotive glass manufacturers and European architectural glass laminators. Partially offsetting the increases in sales volumes were decreased demand by North American automotive glass manufacturers and lower specialty films sales into the electronic display market.

    The Performance Films segment's net sales for 2000 increased
3 percent over 1999 net sales because of the full year's effect of the CPFilms acquisition and higher volumes in the SAFLEX(R) plastic interlayer business, partially offset by the loss of sales from the Polymer Modifiers business and unfavorable currency exchange movements. Excluding CPFilms and the Polymer Modifiers businesses, 2000 net sales were up slightly from 1999 net sales. Higher year-over-year volumes in the SAFLEX(R) plastic interlayer business were driven primarily from increased demand by North American and European automotive glass manufacturers. Also, to a lesser extent, businesses in this segment achieved higher average selling prices than those of the 1999 period. Offsetting the increases in sales volumes and average selling prices were unfavorable currency exchange movements due to the devaluation of the euro in relation to the U.S. dollar.

    Segment profit was $61 million in 2001, versus $106 million in 2000 and $126 million in 1999. The 42 percent decrease in 2001 segment profit compared with 2000 resulted from the loss of income associated with the sale of the Polymer Modifier business, unfavorable manufacturing costs primarily associated with production cutbacks to control inventory, lower selling prices, the impact of unfavorable currency exchange rate fluctuations and increased marketing and technological costs associated with growth programs. This decrease was partially offset by the impact of increased sales volumes and lower personnel expense associated with restructuring activities. The 16 percent decrease in 2000 segment profit compared with 1999 primarily resulted from higher marketing, administrative, technological and amortization expenses associated with the acquisition and integration of CPFilms and other growth programs, increased raw material costs in the SAFLEX(R) plastic interlayer business and the loss of sales from the divestment of the Polymer Modifiers business.

  SPECIALTY PRODUCTS

                                                                  2001        2000        1999
(dollars in millions)                                             ----       ------       ----
Net Sales...................................................      $918       $1,004       $760
                                                                  ====       ======       ====
Segment Profit..............................................      $ 77       $   32       $119
                                                                  ====       ======       ====
    Net (Charges)/Gains included in Segment Profit..........      $ 25       $  (23)      $ --
                                                                  ====       ======       ====

    Solutia's Specialty Products segment had net sales of $918 million in 2001, compared with $1.004 billion in 2000 and $760 million in 1999. The 9 percent decrease in 2001 net sales over 2000 was primarily due to the contribution of the Phosphorus Derivatives business to the Astaris joint venture. Excluding the contribution of the Phosphorus Derivatives business, net sales decreased by 1 percent principally due to lower sales volumes in the Resins and Additives business because of decreased demand by European customers and unfavorable currency exchange movements resulting from the devaluation of the euro in relation to the U.S. dollar. Partially offsetting these decreases were higher average selling prices in the Resins and Additives business and a full year of net sales from the Pharmaceutical Services businesses.

    The 32 percent increase in 2000 net sales over 1999 was due to the acquisitions of Vianova Resins, CarboGen and AMCIS, partially offset by the impact of contributing the Phosphorus Derivatives business to the Astaris joint venture. Excluding the effects of the acquisitions and the loss of sales associated with the Phosphorous Derivatives business, net sales declined by 6 percent. Net sales decreased primarily due to unfavorable currency exchange movements associated with the devaluation of the euro in relation to the U.S. dollar, and to a lesser extent, the loss of sales from the Scriptset line of business which was sold in August 1999.

    Specialty Products' segment profit was $77 million in 2001, compared with $32 million in 2000 and $119 million in 1999. Segment profit for 2001 included a fourth quarter charge of $3 million
($2 million aftertax, or $0.02 per share) associated with the termination of a former CarboGen owner and a first quarter gain from an insurance settlement of $28 million ($17 million aftertax, or $0.16 per share) associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany. Segment profit for 2000 included an impairment charge of $15 million ($10 million aftertax, or $0.09 per share) incurred during the fourth quarter to write down chlorobenzenes' production equipment and a restructuring charge of $8 million ($5 million aftertax, or $0.05 per share) incurred during the second quarter related to exiting operations at the Port Plastics site in Addyston, Ohio. Excluding these items, 2001 segment profit decreased 5 percent from 2000 due to the loss of income associated with the Phosphorus Derivatives business, as well as lower sales volumes and higher raw material costs for the Resins and Additives business, partially offset by increased profitability in Pharmaceutical Services. Segment profit in 2000 decreased
73 percent from 1999 profit levels. However, excluding the 2000 charges described above, segment profit in 2000 decreased
54 percent from the prior year primarily because of the loss of income from the Phosphorus Derivatives business, and higher marketing, administrative, technological and amortization expenses associated with the acquisition and integration of Vianova Resins, CarboGen, and AMCIS.

  INTEGRATED NYLON

                                                                   2001         2000         1999
(dollars in millions)                                             ------       ------       ------
Net Sales...................................................      $1,308       $1,490       $1,407
                                                                  ======       ======       ======
Segment Profit/(Loss).......................................      $   11       $  (29)      $  161
                                                                  ======       ======       ======
    Charges included in Segment Profit/(Loss)...............      $  (12)      $ (105)      $  (34)
                                                                  ======       ======       ======

    Solutia's Integrated Nylon segment had net sales in 2001 of $1.308 billion, compared with $1.490 billion in 2000 and $1.407 billion in 1999. The 12 percent decrease in 2001 sales occurred in almost all businesses in this segment as both volumes and average selling prices declined. The effects of a slowing U.S. economy had an unfavorable impact on the Integrated Nylon segment. With the exception of intermediate chemicals, significant volume declines occurred in all of the segment's businesses. Carpet fiber sales volumes decreased as carpet mills continued to manage inventory levels in response to lower retail demand. Decreased sales volumes of nylon plastics and polymers resulted from lower shipments of VYDYNE(R) nylon molding resins to Dow Plastics because of the slowdown in the U.S. automotive industry, and lower global demand for textile polymers. Sales volumes for nylon industrial products decreased because of the slowdown in the U.S. automotive industry. Sales volumes for acrylic fibers decreased in the U.S. because of the slowing U.S. economy. The effects of lower segment sales were partially offset by higher sales volumes of merchant acrylonitrile sales to Asian and European customers. Price decreases in intermediate chemicals were primarily attributable to contract business with formula pricing tied to raw material costs. Price decreases in the remaining businesses were due to competitive pricing pressures.

    The 6 percent increase in this segment's 2000 net sales compared to 1999 net sales was attributable to the effect of higher average selling prices in each of the segment's businesses, partially offset by volume declines in the carpet fiber and nylon plastics and polymer businesses. The majority of the segment's price increases were in the carpet fiber and intermediates businesses, and to a lesser extent, the ACRILAN(R) acrylic fiber business. Considerable pricing actions were taken in the carpet business during 2000 in response to rapid raw material and energy cost increases. Price increases in the intermediates business were primarily attributable to contract business with formula pricing tied to raw material costs. ACRILAN(R) acrylic fiber products experienced higher average selling prices in the export markets because of the economic recovery in the Asia Pacific region. Despite the increases in average selling prices, Solutia offset only approximately
40 percent of the raw material cost increases. Carpet fiber sales volumes decreased in the second half of 2000 as carpet mills reduced inventory levels in response to lower retail demand. Decreased sales volumes in the nylon plastics and polymer business resulted from lower shipments of VYDYNE(R) nylon molding resins to Dow Plastics and lower demand for textile polymers principally because of the bankruptcy of a Taiwanese textile polymer customer.

    The Integrated Nylon segment's profit was $11 million in 2001, compared to a loss of $29 million in 2000 and profit of $161 million in 1999. Segment profitability in 2001 was negatively impacted by charges of $12 million ($8 million aftertax, or $0.07 per share) incurred during the fourth quarter to write down certain notes and receivables primarily from textile fiber customers who have experienced financial difficulties as a result of the current economic downturn. In addition, the charges included the write off of certain non-performing assets. Segment profitability in 2000 was negatively affected by charges of $14 million ($8 million aftertax, or $0.07 per share) to write down certain Asian investments based upon indicators that the loss in their values was permanent and $5 million ($3 million aftertax, or $0.03 per share) to accrue for debt payments under certain loan guarantees associated with one of the investments incurred during the second quarter, impairment charges of $76 million ($47 million aftertax, or $0.44 per share) to write down certain non-performing and non-strategic fiber spinning, drawing and packaging equipment which supports several of Integrated Nylon's product lines, and a charge of $10 million ($6 million aftertax, or $0.06 per share) primarily to reserve for advances and working capital loans to an Asian equity affiliate incurred during the fourth quarter. Excluding these items, segment profit for 2001 decreased 70 percent over 2000. The decline resulted primarily from lower net sales in the segment, higher energy prices and unfavorable manufacturing variances associated with lower capacity utilization rates. Lower raw material costs and lower personnel expense associated with restructuring activities partially offset the decline in segment profit. Low Integrated Nylon sales volumes will continue to adversely affect profitability over the near term. In addition to increased energy costs and decreased sales volumes, segment profitability was also negatively affected by the temporary shutdown of the Chocolate Bayou Intermediates facility in February 2001 as a result of a power outage.

    Segment profitability in 2000 declined 118 percent from 1999 levels. However, profitability for both years includes charges that affect comparability. As previously described, segment profitability for 2000 includes charges of $105 million ($64 million aftertax, or $0.60 per share) primarily for asset impairments and write downs. Segment profitability in 1999 includes a restructuring charge of $28 million ($18 million aftertax, or $0.16 per share) to exit the ammonia business and an impairment charge of $6 million ($4 million aftertax, or $0.03 per share) to write down a bulk continuous filament spinning machine incurred in the first quarter of 1999. Excluding these charges in both years, segment profitability in 2000 declined 61 percent. This decline resulted primarily from higher raw material and energy costs associated with the sharp increase in petrochemical and natural gas prices throughout 2000. The cost of propylene, a major feedstock for the segment, increased more than 60 percent over 1999 levels. The cost of cyclohexane, another major feedstock for the segment, increased more than 30 percent over 1999 levels. The cost of natural gas, which is used as an energy source and also affects the cost of various raw materials within the segment, increased approximately
80 percent over the year-ago period.

    Under a marketing alliance between Solutia and Dow Plastics, a business unit of The Dow Chemical Company, Dow markets Solutia's VYDYNE(R) nylon 6,6 molding resins for injection molding applications worldwide. On March 1, 2002, Solutia and Dow Plastics signed a formal agreement to end the marketing alliance. Following a transition period, Solutia will resume marketing responsibilities for the nylon molding resins business. The financial impact is not expected to be material to Solutia's consolidated financial statements.

  OPERATING INCOME (LOSS)

                                                                  2001        2000        1999
(dollars in millions)                                             ----        -----       ----
Operating Income/(Loss).....................................      $ (6)       $  24       $294
                                                                  ====        =====       ====
    Charges included in Operating Income/(Loss).............      $(78)       $(158)      $(61)
                                                                  ====        =====       ====

    Solutia had an operating loss of $6 million in 2001, compared with operating income of $24 million in 2000 and $294 million in 1999. The decline in operating income since 1999 was primarily the result of lower segment profit; however, operating income (loss) was also affected by various charges in all years.

    During the fourth quarter of 2001, Solutia reached agreements with various state and federal agencies having enforcement authority on the nature, timing and extent of certain environmental remediation obligations. As a result, the 2001 operating loss included a fourth quarter charge of $34 million ($21 million aftertax, or $0.20 per share) to cost of goods sold to increase environmental reserves. In addition, Solutia modified its estimates of the aggregate liability for uninsured product liability claims based upon certain actuarial assumptions and historical experience. As a result, the 2001 operating loss included a fourth quarter charge of $20 million ($13 million aftertax, or $0.13 per share) to cost of goods sold to increase self-insurance reserves. Solutia also recorded a loss contingency during the fourth quarter of 2001 of $3 million ($2 million aftertax, or $0.02 per share) to administrative expenses due to certain unoccupied leased office space.

    As more fully described in the preceding sections, the 2001 operating loss also reflects fourth quarter charges of $9 million ($6 million aftertax, or $0.06 per share) to write down certain notes primarily associated with textile fiber customers in the Integrated Nylon segment and $3 million ($2 million aftertax, or $0.02 per share) for employee termination costs incurred in the Specialty Products segment.

    During 2001, Solutia reduced its workforce by approximately
700 positions and eliminated more than 750 contractor positions. While savings from the restructuring program are difficult to estimate, given the nature of the activities, the corollary benefits achieved and the timing of the actions taken, the best estimate of the savings realized during 2001 from Solutia's restructuring actions was approximately $60 million. These savings were primarily reflected in cost of goods sold. Solutia expects to receive approximately $100 million in cumulative savings during 2002 as compared with 2000, primarily reflected in cost of goods sold, from reduced employee and contractor expenses. Cash outlays associated with the restructuring actions were funded from operations. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately
10 percent affected European, Asian and Latin American operations and sales offices. Management positions represented approximately one-third of the workforce reductions. During the fourth quarter of 2001, Solutia determined that the original provision taken for its 2001 restructuring program was insufficient to cover its total costs. Actual costs to terminate certain European and North American management employees and certain employee benefit costs for involuntary terminations were higher than the original estimates.
As a result, Solutia recorded additional restructuring charges of $9 million ($6 million aftertax, or $0.06 per share) to cost of goods sold to cover these higher costs. The restructuring actions contemplated by this reserve were completed by the end of 2001. Certain severance payments owed to individuals terminated late in the fourth quarter of 2001 have been included in accrued liabilities and will be paid in their entirety during the first quarter of 2002.

    During the first half of 2001, Solutia reduced its workforce by approximately 70 positions under the Vianova integration plan, incurring cash outlays associated with its restructuring actions of approximately $8 million. As a result of these actions, Solutia realized approximately $3 million in savings during 2001, primarily reflected in cost of goods sold, from reduced employee expense.

    During the fourth quarter of 2000, Solutia recorded restructuring charges of $53 million ($33 million aftertax, or $0.31 per share) to cost of goods sold for costs associated with workforce reductions and the closure of certain non-strategic facilities. The restructuring was part of an enterprise-wide cost reduction initiative that was targeted to achieve $100 million in annual savings. The closure of non-strategic facilities is not anticipated to have a significant impact on future operations. The results of this restructuring action were described previously in this section.

    As part of the integration of Vianova Resins with Solutia's resins businesses, Solutia identified excess production capacity for certain Solutia resins products that allowed for the consolidation of production facilities. As a result, Solutia decided to exit operations at the Port Plastics site in Addyston, Ohio. Solutia recorded a restructuring charge in the Specialty Products segment of $8 million ($5 million aftertax, or $0.05 per share) to cost of goods sold during the second quarter of 2000. The financial impact will not be material to Solutia as production will be shifted to other production facilities. During the second quarter of 2000, Solutia also recorded an impairment charge of $6 million ($4 million aftertax, or $0.04 per share) to administrative expenses for the write down of capitalized software costs related to the formation of the Astaris joint venture.

    During the fourth quarter of 2000, Solutia recorded to cost of goods sold impairment charges of $76 million ($47 million aftertax, or $0.44 per share) primarily to write down certain non-performing and non-strategic fiber spinning, drawing and packaging equipment which supports several of Integrated Nylon's product lines. Solutia also recorded an impairment charge to cost of goods sold in the Specialty Products segment of $15 million ($10 million aftertax, or $0.09 per share) for the write down of chlorobenzenes' production equipment. The impairments were indicated by current period operating losses and projections of continued losses primarily because of the noncompetitive cost positions these businesses have and the competitive market conditions that they face. The carrying values of the assets were written down as determined by discounting expected future cash flows, using an appropriate discount rate. The assumptions used in the cash flow projections were not materially different from the market conditions experienced in 2000. These conditions are not expected to improve significantly in the foreseeable future. The cash flow assumptions included declining demand and market share combined with decreased operating margins. Lower operating margins reflect the non-competitive cost position of these businesses and the impact of lower selling prices associated with an extremely competitive operating environment. Annual depreciation charges associated with these assets of approximately $10 million will no longer be reflected in cost of goods sold. Solutia will continue to operate these assets as they contribute to the recovery of fixed costs.

    See Notes 3 and 4 to the Consolidated Financial Statements for additional information regarding Solutia's restructuring activities and asset impairments.

    Operating income in 2001 declined $30 million from 2000 levels. However, when the charges described above are excluded from the results in each year, operating income declined $110 million. This decline was caused primarily by the impact of lower net sales, partially offset by lower raw material and energy costs and lower administrative and technological expenses. The decrease in administrative and technological expenses can be attributed principally to lower personnel costs resulting from restructuring activities during 2001.

    During February 1999, certain equipment critical to Solutia's ammonia production process failed. After analyzing the economics of purchased ammonia versus the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax, or $0.16 per share) charge to cost of goods sold in the Integrated Nylon segment was recorded in the first quarter to complete the exit plan. The charge included $2 million to write down the assets to their fair value of approximately $4 million, $4 million of dismantling costs, and $22 million of estimated costs for which Solutia is contractually obligated under an operating agreement. The contractually obligated costs represented an estimate of the direct manufacturing, overhead and utilities that Solutia was required to pay to a third-party operator during a 36-month termination period. Ammonia business net sales were $1 million in 1999. Operating income for that period was minimal. During the first quarter of 2000, Solutia entered into an agreement for the dismantling of those assets by a third-party and as a result, transferred the liability for dismantling to the third-party. During the third quarter of 2000, Solutia reached an agreement with the plant operator for the final settlement of the contractually obligated costs. As a result, Solutia transferred the liability for the contractually obligated costs to accrued liabilities.

    During the first quarter of 1999, an impairment charge of $6 million ($4 million aftertax, or $0.03 per share) was recorded to cost of goods sold in the Integrated Nylon segment primarily to write down a bulk continuous filament spinning machine that was shut down due to a noncompetitive cost position. The adjusted carrying value of the machine is $0.5 million. The charge resulted from a Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" review, which indicated that the carrying amount of the assets exceeded the identifiable, undiscounted cash flows related to the assets. Fair value of the assets was determined based on estimates of market prices for the machinery. Operating income derived from the machinery was minimal for the year ended
December 31, 1999.

    During the first quarter of 1999, Solutia also recorded a $29 million ($18 million aftertax, or $0.16 per share) charge to cost of goods sold related to the anticipated settlement of two lawsuits concerning the alleged discharge of polychlorinated biphenyls (PCBs) from the Anniston, Alabama, plant site. During the third quarter of 2000, Solutia paid approximately $23 million for the settlement of these actions. The remainder of the reserve was established to cover costs associated with environmental remediation of the allegedly affected areas.

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

    Operating income in 2000 decreased $270 million from its level in 1999. However, when the charges described above are excluded from the results in each year, operating income declined $173 million from the prior year. This decrease was principally caused by higher raw material and energy costs that resulted from the sharp increase in petrochemical and natural gas prices. The remainder of the decline resulted from higher marketing, administrative, technological and amortization expenses associated with the acquisition and integration of newly acquired companies and other growth programs.

  EQUITY EARNINGS (LOSS) FROM AFFILIATES
                                                                  2001       2000       1999
(dollars in millions)                                             ----       ----       ----
Equity Earnings/(Loss) from Affiliates......................      $(13)      $ 35       $36
                                                                  ====       ====       ===
    Charges included in Equity Earnings/(Loss) from
      Affiliates............................................      $(41)      $(15)      $--
                                                                  ====       ====       ===

    Equity loss from affiliates totaled $13 million in 2001. This compares to equity earnings from affiliates of $35 million in 2000 and $36 million in 1999. Equity earnings (loss) from affiliates were affected by various charges in 2001 and 2000. During the fourth quarter of 2001, the Astaris joint venture recorded charges associated with the closure of its elemental phosphorus production facility in Pocatello, Idaho. Solutia's share of these charges was approximately $37 million ($37 million aftertax, or $0.35 per share). Also, during the fourth quarter of 2001, the Flexsys joint venture recorded charges associated with the closure of its 4NDPA facility in Newport, Wales. Solutia's share of these charges was approximately $4 million ($4 million aftertax, or $0.04 per share). During the second quarter of 2000, Flexsys recorded charges associated with the closure and impairment of certain manufacturing operations in the United Kingdom. Solutia's share of these charges was $13 million ($13 million aftertax, or $0.12 per share). In addition, Astaris recorded charges during the second quarter of 2000 related to the closure of certain of its production facilities. Solutia's share of these charges was approximately $2 million
($2 million aftertax, or $0.02 per share). Excluding these charges, equity earnings from affiliates in 2001 decreased because of lower earnings from the Astaris joint venture primarily resulting from higher raw material costs. In addition, lower sales volumes at the Advanced Elastomer Systems and Flexsys joint ventures contributed to lower earnings.

    The slight decrease in 2000 equity earnings over 1999 was primarily the result of charges recorded by the Flexsys and Astaris joint ventures during the second quarter of 2000. Excluding these charges, equity earnings from affiliates increased primarily because of the formation and startup of the Astaris joint venture in April 2000 and improved sales volumes at the Flexsys and Advanced Elastomer Systems joint ventures.

  SALE OF POLYMER MODIFIERS BUSINESS

    In August 2000, Solutia completed the sale of its Polymer Modifiers business and related manufacturing facilities to Ferro Corporation for approximately $130 million. As a result of this transaction, Solutia recognized a $73 million pretax gain ($46 million aftertax, or $0.43 per share). Solutia's results of operations included net sales of approximately $90 million in 2000 and $145 million in 1999, and operating income of approximately $16 million in 2000 and $36 million in 1999, from the Polymer Modifiers business.

  OTHER INCOME (EXPENSE)--NET
                                                                  2001       2000       1999
(dollars in millions)                                             ----       ----       ----
Other Income (Expense)--Net.................................      $32        $ (8)      $13
                                                                  ===        ====       ===
    Net (Charges)/Gains included in Other Income
      (Expense)--Net........................................      $20        $(22)      $--
                                                                  ===        ====       ===

    Other income in 2001 was $32 million. This compares to other expense in 2000 of $8 million and other income in 1999 of $13 million. However, 2001 and 2000 were affected by various gains and charges. During the fourth quarter of 2001, Solutia recorded charges of $5 million ($3 million aftertax, or $0.03 per share) to write down an e-commerce investment to its fair value based upon indicators that the loss in its value was permanent and $3 million ($2 million aftertax, or $0.02 per share) in the Integrated Nylon segment to write off certain non-performing assets. During the first quarter of 2001, Solutia recorded in the Specialty Products segment a $28 million gain ($17 million aftertax, or $0.16 per share) from an insurance settlement. During the fourth quarter of 2000, Solutia recorded in the Integrated Nylon segment a charge of $10 million ($6 million aftertax, or $0.06 per share) to reserve for advances and working capital loans to an Asian equity affiliate. During the second quarter of 2000, Solutia recorded in the Integrated Nylon segment charges of $14 million ($8 million aftertax, or $0.07 per share) to write down Asian investments based upon indicators that the loss in their values was permanent, $5 million ($3 million aftertax, or $0.03 per share) to accrue for debt payments under certain loan guarantees associated with one of the Asian equity investments, $8 million ($5 million aftertax, or $0.05 per share) associated with the startup and formation of the Astaris joint venture and a $15 million gain ($9 million aftertax, or $0.08 per share) resulting from the sale of substantially all of Solutia's 40 percent interest in P4 Production L.L.C., a phosphorus manufacturing venture. Excluding these gains and charges from both periods, other income for 2001 was $12 million compared to other income of $14 million in 2000.

  INCOME TAXES

    In July 2000, Germany reduced its corporate tax rate effective January 1, 2001. In accordance with SFAS No. 109, "Accounting for Income Taxes," Solutia recognized income of $7 million to income taxes to record the net effect of the change on deferred income tax assets and liabilities during the third quarter of 2000. Other items reducing Solutia's overall effective tax rate include effective tax planning strategies and a greater percentage of after-tax equity earnings from affiliates in pretax operating income.

  SUMMARY OF EVENTS AFFECTING COMPARABILITY

    Charges recorded in 2001, 2000 and 1999 and other events affecting comparability have been summarized in the tables below
(dollars in millions).

                                                                                      2001
                                                 ------------------------------------------------------------------------------
                                                 Performance       Specialty       Integrated       Corporate/        Consoli-
            Increase/(Decrease)                     Films          Products          Nylon            Other            dated
            -------------------                  -----------       ---------       ----------       ----------       ----------
Cost of goods sold.........................                           $ 2                                            $  2   (a)
                                                                                                         54            54   (f)
                                                                                                          9             9   (g)
                                                     ---              ---             ---              ----          ----
Total cost of goods sold...................           --                2              --                63            65
Marketing, administrative, technological
  and amortization expenses................                             1                                               1   (a)
                                                                                        9                               9   (c)
                                                                                                          3             3   (h)
                                                     ---              ---             ---              ----          ----
OPERATING INCOME (LOSS)....................           --               (3)             (9)              (66)          (78)
Equity earnings (loss) from affiliates.....                                                             (37)          (37)  (d)
                                                                                                         (4)           (4)  (e)
Other income (expense).....................                            28                                              28   (b)
                                                                                       (3)                             (3)  (c)
                                                                                                         (5)           (5)  (i)
                                                     ---              ---             ---              ----          ----
INCOME (LOSS) BEFORE INCOME TAXES..........           --               25             (12)             (112)          (99)
                                                     ===              ===             ===              ====
Income taxes (benefit).....................                                                                           (20)
                                                                                                                     ----
NET INCOME (LOSS)..........................                                                                          $(79)
                                                                                                                     ====

---------
  2001 CHARGES AND OTHER EVENTS


(a)     Charges recorded in the Specialty Products segment related to the termination of a former CarboGen owner
        ($3 million pretax, $2 million aftertax, or $0.02 per share).

(b)     A gain recorded in the Specialty Products segment from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany
        ($28 million pretax, $17 million aftertax, or $0.16 per share).

(c)     Charges recorded in the Integrated Nylon segment to write down certain notes, primarily from textile fiber customers, and to write down certain non-performing assets ($12 million pretax, $8 million aftertax, or
        $0.07 per share).

(d)     Charges for the closure of Astaris' elemental phosphorus production facility in Pocatello, Idaho
        ($37 million pretax, $37 million aftertax, or $0.35 per share).

(e)     Charges for the closure of Flexsys' 4NDPA manufacturing facility in Newport, Wales ($4 million pretax,
        $4 million aftertax, or $0.04 per share).

(f)     Charges to increase environmental and self-insurance reserves ($54 million pretax, $34 million aftertax, or
        $0.33 per share).

(g)     Additional severance charges recorded to cover cost overruns associated with the 2001 restructuring program
        ($9 million pretax, $6 million aftertax, or $0.06 per share).

(h)     A loss contingency due to certain unoccupied leased office space ($3 million pretax, $2 million aftertax, or
        $0.02 per share).

(i)     A charge to write down the value of an e-commerce investment based upon indicators that the loss in its value was permanent ($5 million pretax, $3 million aftertax, or $0.03 per share).




                                                                                     2000
                                                -------------------------------------------------------------------------------
                                                Performance       Specialty       Integrated       Corporate/        Consoli-
           Increase/(Decrease)                     Films          Products          Nylon            Other             dated
           -------------------                  -----------       ---------       ----------       ----------       -----------
Cost of goods sold........................                          $  8                                            $   8   (j)
                                                                      15                                               15   (k)
                                                                                                       53              53   (l)
                                                                                       76                              76   (m)
                                                    ---             ----             ----             ---           -----
Total cost of goods sold..................           --               23               76              53             152
Marketing, administrative, technological
  and amortization expenses...............                                                              6               6   (p)
                                                    ---             ----             ----             ---           -----
OPERATING INCOME (LOSS)...................           --              (23)             (76)            (59)           (158)
Equity earnings (loss) from affiliates....                                                             (2)             (2)  (p)
                                                                                                      (13)            (13)  (q)
Gain on sale of Polymer Modifiers
  business................................                                                             73              73   (r)
Other income (expense)....................                                                             (8)             (8)  (p)
                                                                                                       15              15   (s)
                                                                                      (14)                            (14)  (n)
                                                                                       (5)                             (5)  (n)
                                                                                      (10)                            (10)  (o)
                                                    ---             ----             ----             ---           -----
INCOME (LOSS) BEFORE INCOME TAXES.........           --              (23)            (105)              6            (122)
                                                    ===             ====             ====             ===
Income taxes (benefit)....................                                                                            (48)  (t)
                                                                                                                    -----
NET INCOME (LOSS).........................                                                                          $ (74)
                                                                                                                    =====

---------
  2000 CHARGES AND OTHER EVENTS


(j)     Restructuring charges recorded in the Specialty Products segment related to exiting operations at the
        Port Plastics site in Addyston, Ohio ($8 million pretax, $5 million aftertax, or $0.05 per share).

(k)     Impairment charges recorded in the Specialty Products segment to write down chlorobenzenes' production assets
        ($15 million pretax, $10 million aftertax, or $0.09 per share).

(l)     Restructuring charges for workforce reductions of approximately 700 people across all world areas and functions of the Company and the closure of certain non-strategic facilities ($53 million pretax, $33 million aftertax, or $0.31 per share).

(m)     Impairment charges recorded in the Integrated Nylon segment to write down certain non-performing and non-strategic production assets ($76 million pretax, $47 million aftertax, or $0.44 per share).

(n)     Charges recorded in the Integrated Nylon segment to write down certain investments in Asia based upon indicators that the loss in their values was permanent ($14 million pretax, $8 million aftertax, or
        $0.07 per share) and to accrue for payment of debt obligations associated with one of the investments
        ($5 million pretax, $3 million aftertax, or $0.03 per share).

(o)     Charges recorded in the Integrated Nylon segment to primarily reserve for advances and working capital loans to an Asian equity affiliate ($10 million pretax, $6 million aftertax, or $0.06 per share).

(p)     Charges related to the formation and startup of the Astaris joint venture ($16 million pretax, $11 million aftertax, or $0.10 per share).

(q)     Charges associated with the impairment and closure of certain manufacturing operations in the United Kingdom for the Flexsys joint venture ($13 million pretax, $13 million aftertax, or $0.12 per share).

(r)     A gain on the sale of the Polymer Modifiers business and related manufacturing facilities ($73 million pretax, $46 million aftertax, or $0.43 per share).

(s)     A gain on the sale of P4 Production L.L.C., a phosphorus manufacturing venture ($15 million pretax,
        $9 million aftertax, or $0.08 per share).

(t)     Amount represents the tax effect of the charges and other events affecting comparability. Included in this line is the impact of a $7 million (or $0.07 per share) reduction in income tax expense for changes in the
        German tax rates.



                                                                                      1999
                                                 ------------------------------------------------------------------------------
                                                 Performance       Specialty       Integrated       Corporate/        Consoli-
            Increase/(Decrease)                     Films          Products          Nylon            Other            dated
            -------------------                  -----------       ---------       ----------       ----------       ----------
Cost of goods sold.........................                                           $ 34                           $ 34   (u)
                                                                                                         29            29   (v)
                                                                                                         (2)           (2)  (w)
                                                     ---              ---             ----             ----          ----
Total cost of goods sold...................           --               --               34               27            61
Marketing, administrative, technological
  and amortization expenses................                                                                            --
                                                     ---              ---             ----             ----          ----
OPERATING INCOME (LOSS)....................           --               --              (34)             (27)          (61)
Equity earnings (loss) from affiliates.....                                                                            --
Other income (expense).....................                                                                            --
                                                     ---              ---             ----             ----          ----
INCOME (LOSS) BEFORE INCOME TAXES..........           --               --              (34)             (27)          (61)
                                                     ===              ===             ====             ====
Income taxes (benefit).....................                                                                           (23)
                                                                                                                     ----
NET INCOME (LOSS)..........................                                                                          $(38)
                                                                                                                     ====

---------
  1999 CHARGES AND OTHER EVENTS


(u)     Charges related to exiting Integrated Nylon's ammonia business and for the write down of an Integrated Nylon segment bulk continuous filament spinning machine ($34 million pretax, $22 million aftertax, or
        $0.19 per share).

(v)     A charge for the anticipated settlement of certain pending property claims litigation related to the
        Anniston, Alabama plant site ($29 million pretax, $18 million aftertax, or $0.16 per share).

(w)     Reversal of excess restructuring reserves related to headcount reductions and facilities closures
        ($2 million pretax, $2 million aftertax, or $0.02 per share).

  OUTLOOK AND ECONOMIC CONDITIONS

    Solutia is affected by economic conditions, particularly those in the domestic housing industry and global automotive and textile industries. Each of these industries is cyclical. A general weakening of the economy in the United States impacted consumer demand in these marketplaces which negatively affected Solutia's sales volumes in the latter half of 2000 and throughout 2001.

    During 2001, Solutia began to see relief on many of its feedstock raw material and energy costs as the price of crude oil decreased to more normal levels. However, consumer demand for products fell more rapidly than did the costs of the materials used to produce the products. Therefore, selling prices eroded and Solutia was unable to capture the full benefit of declining raw material and energy costs. In 2002, Solutia expects to benefit from more normalized raw material and energy costs, reduced employee and contractor expenses resulting from the 2001 restructuring actions, disciplined capital and growth spending and stabilized manufacturing operating rates.

FINANCIAL CONDITION AND LIQUIDITY

    Solutia's debt obligations include borrowings against the $800 million, five-year revolving credit facility ($800 million facility) with a syndicate of commercial banks, notes and debentures. The weighted average interest rate on total debt outstanding at December 31, 2001, was 6.1 percent and was
6.7 percent at December 31, 2000.

    At December 31, 2001, debt maturing in one year consisted of borrowings of $533 million from the $800 million facility and $150 million of 6.5 percent notes due in October of 2002. Weighted average interest rates on borrowings from the $800 million facility were 4.5 percent during 2001. Weighted average interest rates on commercial paper balances were 6.6 percent during 2000 and
5.5 percent in 1999. The $800 million facility is available for working capital, commercial paper support and other general corporate purposes.

    The $800 million facility contains various covenants that, among other things, restrict Solutia's ability to merge with another entity and require Solutia to meet certain leverage and interest coverage ratios. During the first quarter of 2001, Solutia completed an amendment of the $800 million facility that modified the financial covenants. A 60-day waiver of the financial covenants was received on September 17, 2001, for the third quarter of 2001. Without the waiver, Solutia would not have been in compliance with the leverage coverage ratio. In November 2001, Solutia terminated the $250 million credit facility and completed an amendment of the $800 million facility that modified financial covenants and collateralized borrowings. Four domestic subsidiaries are guarantors of the amended facility. Borrowings under the amended facility are secured by liens on Solutia's inventory and receivables and those of our material domestic subsidiaries and one foreign subsidiary, pledges of 65 percent of the voting stock of two foreign subsidiaries and a lien on specified principal properties. The aggregate amount of Solutia's obligations entitled to the benefit of the lien on specified properties will not exceed $236 million. Solutia does not anticipate that future borrowings will be significantly limited by the terms of these amendments.

    On August 24, 2001, Standard & Poor's lowered our commercial paper rating to A-3 from A-2 and revised its outlook on Solutia to negative from stable. On October 26, 2001, Standard & Poor's affirmed our senior unsecured credit facility at BBB and maintained a negative outlook. On November 16, 2001, Moody's changed our senior unsecured debt rating to Baa3 from Baa2. Moody's also lowered our commercial paper rating to P-3 from P-2. On January 3, 2002, Fitch lowered our senior unsecured rating to BBB-, affirmed our commercial paper rating at F-3 and assigned a negative outlook. On February 4, 2002, Moody's changed our senior unsecured debt rating to Ba1 from Baa3, secured credit facility to Baa3 from Baa2 and our commercial paper from P-3 to not prime. On February 27, 2002, Fitch lowered our senior secured debt rating to BB+ from BBB, senior unsecured debt rating to BB from BBB- and short-term rating to B from F-3. On March 1, 2002, Standard &
Poor's lowered our long-term corporate credit, senior unsecured and bank loan ratings to BBB- from BBB and affirmed our A-3 short-term corporate credit and commercial paper ratings. As a result of these changes in Solutia's commercial paper ratings, Solutia has been unable to issue commercial paper. Consequently, outstanding commercial paper during 2001 has been refinanced with borrowings against the $800 million facility. Solutia pays higher interest rates on the borrowings against the $800 million facility than on commercial paper.

    The $800 million credit facility expires in August of 2002 and $150 million of 6.5 percent notes mature in October of 2002. Solutia plans to refinance the $800 million facility with a combination of unsecured long-term notes, a secured term loan and a revolving credit facility. Interest rates will be commensurate with Solutia's credit rating. Interest expense is anticipated to be in the range of $105 million to $110 million in 2002. Proceeds of the refinancing will be used to repay outstanding borrowings under the $800 million facility and $150 million of 6.5 percent notes and for other general corporate purposes. The refinancing is expected to be completed in the first half of 2002. Inability to complete this refinancing or a similar financing vehicle prior to August 2002 would have a material adverse affect on Solutia's liquidity.

    On April 14, 2001, Solutia reached an agreement to settle the claims brought by 1,596 plaintiffs in one of the actions pending in the U.S. District Court for the Northern District of Alabama. The settlement did not have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability.

    In January 2002, Solutia signed an agreement to sell its 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation for approximately $100 million. The sale is expected to close during the first quarter of 2002 and result in a modest gain. Solutia will use the net sales proceeds to pay down debt.

    In 1993, a co-generation facility was constructed at the Pensacola, Florida manufacturing site to provide the plant with electricity and steam. Solutia financed the construction by placing the co-generation facility in a trust that was funded by a syndicate of commercial banks. Solutia makes monthly operating lease payments and the lease term expires in August 2002. Solutia expects to exercise its option to purchase the co-generation facility from the trust for approximately $32 million with proceeds from the anticipated refinancing during 2002.

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

    In connection with the completion of the external financing agreement for Astaris which expires in September of 2005, Solutia contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. During 2001, Solutia contributed $31 million to the joint venture under this agreement. Solutia anticipates that a contribution of up to $25 million will be required in 2002. Solutia believes that this obligation is not likely to have a significant impact on its consolidated financial position, liquidity or profitability.

    Solutia's working capital at December 31, 2001, decreased to negative $495 million from negative $334 million at December 31, 2000. The decrease in the working capital position primarily resulted from the impact of recession-like economic conditions experienced in the United States during 2001 and the classification in short-term debt of $150 million notes due in October of 2002 that was previously reported as long-term debt in 2000.

    Cash from operations was $44 million in 2001 as compared to $244 million in 2000. The decrease was primarily attributable to lower net earnings associated with recession-like economic conditions experienced in the United States during 2001.

    Capital expenditures for 2001 were $94 million. These expenditures were used to fund various cost reduction, maintenance and Pharmaceutical Services capacity expansion projects. The Company expects that its capital requirements will be in the range of $75 million to $100 million in 2002, principally for Pharmaceutical Services capacity expansion, maintenance and cost reduction projects. Approximately $8 million of 2002 estimated capital requirements were committed at December 31, 2001.

    Solutia had a shareholders' deficit of $113 million at December 31, 2001, which compares with a shareholders' deficit of $34 million at December 31, 2000. This $79 million decline was principally caused by the 2001 net loss and the currency translation adjustment, principally related to the decline in value of the euro included in accumulated other comprehensive income (loss).

    During 2000, Solutia repurchased 7.7 million shares of its common stock at a cost of $106 million. On April 26, 2000, the Board of Directors authorized the repurchase of up to 15 million additional shares of Solutia common stock. Under this authorization, Solutia has the authority to repurchase an additional 12.1 million shares of its common stock. Solutia has currently suspended this program and has not repurchased any shares since October 2000.

    Solutia believes that its cash flow from operations, available borrowing capacity under the $800 million facility and the anticipated refinancing provide sufficient resources to finance its operations and planned capital needs for the next 12 months.

    The following tables summarize Solutia's contractual obligations and commercial commitments as of December 31, 2001, excluding post retirement and post employment obligations (dollars in millions).

                                                                                   Payments Due by Period
                                                             ------------------------------------------------------------------
                                                                                                                      2007 and
                Contractual Obligations                      Total        2002       2003-2004       2005-2006       thereafter
                -----------------------                      ------       ----       ---------       ---------       ----------
$800 million Credit Facility...........................      $  533       $533         $ --            $ --             $ --
Long-Term Debt.........................................         777        150          150             177              300
Capital Lease Obligations..............................           3          1            1               1               --
Operating Leases.......................................         120         20           29              23               48
Unconditional Purchase Obligations.....................          82          8           12              10               52
Other Obligations(a)...................................         187         50           59              46               32
                                                             ------       ----         ----            ----             ----
Total Contractual Cash Obligations.....................      $1,702       $762         $251            $257             $432
                                                             ======       ====         ====            ====             ====

---------
(a)     Represents severance payments associated with December 31, 2001, contractual obligations and estimates of expenditures related to environmental remediation liabilities as of December 31, 2001. For 2007 and thereafter, estimated expenditures related to environmental remediation activities cannot be determined with any degree of certainty.

                                                                               Amount of Commitment Expiration Per Period
                                                            Total         -----------------------------------------------------
                                                           Amounts                                                    2007 and
            Other Commercial Commitments                  Committed       2002       2003-2004       2005-2006       thereafter
            ----------------------------                  ---------       ----       ---------       ---------       ----------
Standby Letters of Credit...........................        $ 65          $ 65          $--             $--             $ --
Guarantees..........................................           9             5            3              --                1
Other Commercial Commitments(b).....................         232            69           24              24              115
                                                            ----          ----          ---             ---             ----
Total Commercial Commitments........................        $306          $139          $27             $24             $116
                                                            ====          ====          ===             ===             ====

---------
(b)     Other commercial commitments in 2002 represent estimates of anticipated cash contributions to the Astaris joint venture, exercise of the purchase option for the co-generation facility at Pensacola, Florida, and agreements with customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. For 2003 and thereafter, other commercial commitments represent agreements with customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements.

ENVIRONMENTAL MATTERS

    Solutia continues its strong commitment to comply with laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. environmental legislation that has a particular impact on the Company includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund). The Company is also subject to the Occupational Safety and Health Act and regulations of the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters. The U.S. Environmental Protection Agency, OSHA and other federal agencies have the authority to promulgate regulations that have an impact on the Company's operations. In addition to these federal activities, various states have been delegated certain authority under several of these federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, many of which meet federal requirements for delegation of federal mandates to state entities. State or federal agencies having lead enforcement authority may seek fines and penalties for violation of these laws and regulations.

    Solutia is dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns. Solutia is among the leaders in Responsible Care, the chemical industry's performance-enhancement program.

    Expenditures in 2001 were approximately $7 million for environmental capital projects and approximately $122 million for the management of environmental programs, including the operation and maintenance of facilities for environmental control, of which $40 million was charged against recorded environmental liabilities. Solutia estimates that a total of approximately $26 million will be spent during 2002 and 2003 on additional capital projects for environmental protection and that expenses for the management of environmental programs in 2002 and 2003 will decrease slightly from the 2001 levels.

    With respect to environmental remediation obligations, our policy is to accrue costs for remediation of contaminated sites in the accounting period in which the obligation becomes probable and the cost is reasonably estimable. Significant adjustments to these obligations resulted in the 2001 fourth quarter charges of $34 million ($22 million aftertax, or $0.21 per share) to increase the Company's environmental reserves. This action was required in order to reflect revised estimates for changed circumstances relating to the ultimate outcome of previously known environmental matters. These revised estimates were based upon agreements completed with environmental authorities and the availability of new information from recently completed environmental studies. These events and activities help to better define and quantify the Company's ultimate liability for these matters.

    At the time of the spinoff, Solutia assumed liabilities related to specified Superfund proceedings from the former Monsanto Company (now Pharmacia Corporation), under the Distribution Agreement between Monsanto and Solutia. As a result, while Monsanto remains the named potentially responsible party or defendant for actions that occurred before September 1, 1997, Solutia manages these proceedings and litigation against Monsanto and indemnify it for any costs, expenses and judgments arising from these proceedings.

    Solutia's estimates of its liabilities for Superfund sites are based on evaluations of currently available facts with respect to each individual site and take into consideration factors such as existing technology, laws and agency policy and prior experience in remediation of contaminated sites. As assessments and remediation activities progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. Solutia has an accrued liability of $27 million as of December 31, 2001, for Superfund sites. Major Superfund sites in this category include the noncompany-owned sites at Brio and MOTCO in Texas, and Fike/Artel in West Virginia, which account for $19 million of the accrued amount. Solutia spent approximately $8 million in 2001 for remediation of Superfund sites. Similar amounts can be expected in future years.

    Solutia had an accrued liability of $61 million as of December 31, 2001, for plants no longer in operation and third-party sites for which it assumed responsibility under the Distribution Agreement entered into with Monsanto. Solutia's estimate of its liability related to these sites is based on evaluations of currently available facts with respect to each individual site. The estimate takes into consideration factors such as existing technology, laws and agency policy, and prior experience in remediation of contaminated sites. The Company spent $16 million in 2001 for remediation of these sites. Similar amounts can be expected in future years.

    Solutia had an accrued liability of $85 million as of December 31, 2001, for solid and hazardous waste remediation, and for post-closure costs at the Company's operating locations. Solutia recognizes certain post-closure costs over the estimated remaining useful life of the related facilities. Solutia spent $16 million in 2001 for remediation of these facilities. Similar amounts can be expected in future years.

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

SELF-INSURANCE

    Solutia maintains self-insurance reserves to cover its estimated future legal costs and settlements related to workers' compensation, product, general, auto and operations liability claims that are less than policy deductible amounts or not covered by insurance. The Company also has purchased commercial insurance in order to reduce its exposure to such claims.

    Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience. The majority of Solutia's self-insurance reserves and a significant portion of its commercial insurance are associated with estimated product liabilities that Solutia inherited in the spinoff from Monsanto Company in 1997 and products that are no longer produced.

    As previously indicated, Solutia recorded a charge in the fourth quarter of 2001 of $20 million ($13 million aftertax, or $0.13 per share) to cost of goods sold to increase its self-insurance reserves. This charge was necessary to bring the aggregate self-insurance liability to an appropriate balance based upon recent loss experience and recently updated actuarial assumptions. Cash payments for self-insured risks were $24 million in 2001, $50 million in 2000 and $25 million in 1999. Based upon recent history and current actuarial assumptions, it is expected that annual cash requirements for self-insurance risks will approximate the level experienced in 2001 for the foreseeable future.

LEGAL MATTERS

    As discussed in Item 3 to this report, because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of the spinoff, we assumed from the former Monsanto Company (now Pharmacia Corporation), under an agreement known as the Distribution Agreement, liabilities related to specified legal proceedings. As a result, although Monsanto remains the named defendant, we are required to manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from the litigation. While the results of litigation cannot be predicted with certainty, Solutia does not believe, based upon currently available facts, that the ultimate resolution of any of these pending matters will have a material adverse effect on Solutia's financial position or liquidity in any one year. However, resolution in those cases involving the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site may have a material adverse effect on Solutia's net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability.

DERIVATIVE FINANCIAL INSTRUMENTS

    Solutia's business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, Solutia enters into various hedging transactions that enable it to alleviate the adverse effects of financial market risk. Solutia's hedging transactions are carried out under policies and procedures approved by the Audit and Finance Committee of the Board of Directors, which do not permit the purchase or holding of any derivative financial instruments for trading purposes. Note 5 to the Consolidated Financial Statements includes a discussion of the Company's accounting policies for financial instruments.

  FOREIGN CURRENCY EXCHANGE RATE RISK

    Solutia manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. Solutia uses foreign currency hedging instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business. Solutia primarily uses forward exchange contracts and purchased options to hedge these risks with maturities of less than 18 months. Solutia also enters into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. Corporate policy prescribes the range of allowable hedging activity and the instruments that are permitted for use. Because the counterparties to these contracts are major international financing institutions, credit risk arising from these contracts is not significant, and Solutia does not anticipate any counterparty losses.

    At December 31, 2001, Solutia had currency forward contracts to purchase and sell $301 million of currencies, principally the U.S. dollar, euro, Swiss Franc and United Kingdom Pound-Sterling, with average maturities of 7 months.

    Based on the Company's overall currency rate exposure at December 31, 2001, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates, within a 95 percent confidence level based on historical currency rate movements, would not materially affect Solutia's financial statements.

  INTEREST RATE RISK

    Interest rate risk is primarily related to the changes in fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia believes its current debt structure appropriately protects the Company from changes in interest rates and is not actively using any contracts to manage interest rate risk. Based on the Company's overall interest rate exposure at December 31, 2001, a near-term change in interest rates, within a 95 percent confidence level based on historical interest rate movements, would not materially affect Solutia's financial statements. This is consistent with the overall interest rate exposure at December 31, 2000.

  COMMODITY PRICE RISK

    Certain raw materials and energy sources used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia periodically uses forward and option contracts to manage the volatility related to anticipated energy and raw material purchases.

RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective January 1, 2002, Solutia adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance related to accounting for business combinations and goodwill. The adoption of SFAS No. 141 did not have a material effect on Solutia's financial statements. Solutia has not completed its evaluation of SFAS No. 142 and, therefore, has not determined the final impact that the adoption of this standard will have on its financial position and results of operations. However, preliminary valuation work indicates that there is a potential goodwill impairment in the Company's Resins and Additives business. While the second step of the evaluation process is yet to be finalized, it is likely that a pretax impairment charge in the range of $100 million to $200 million will be required. In addition, the Company expects annual amortization expense will be reduced by approximately $20 million to $25 million aftertax.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement addresses accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Solutia is evaluating SFAS No. 143 to determine the effects, if any, on its consolidated financial statements.

    Effective January 1, 2002, Solutia adopted SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on Solutia's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information appearing under "Derivative Financial
Instruments" on page 26 is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL SECTION--TABLE OF CONTENTS

                                                               Page
                                                              Number
                                                              ------
Management Report...........................................    28

Report of Independent Auditors..............................    28

Statement of Consolidated Income (Loss).....................    29

Statement of Consolidated Comprehensive Income (Loss).......    29

Statement of Consolidated Financial Position................    30

Statement of Consolidated Cash Flow.........................    31

Statement of Consolidated Shareholders' Equity (Deficit)....    32

Notes to Consolidated Financial Statements..................    33

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

    Management believes that Solutia's system of internal accounting controls as of and for the period ended December 31, 2001, was effective and adequate to accomplish the objectives described above.


/s/ John C. Hunter III                         /s/ Robert A. Clausen

John C. Hunter III                             Robert A. Clausen
Chairman, President and                        Senior Vice President and
Chief Executive Officer                        Chief Financial Officer


March 4, 2002

                    REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Solutia Inc.:

    We have audited the accompanying statements of consolidated financial position of Solutia Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related statements of consolidated income (loss), comprehensive income (loss), cash flow, and shareholders' equity (deficit) for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in the notes to the consolidated financial statements, the Company was required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
St. Louis, Missouri

March 4, 2002

                                           SOLUTIA INC.

                              STATEMENT OF CONSOLIDATED INCOME (LOSS)

                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                      Year Ended December 31,
                                                                  --------------------------------
                                                                   2001         2000         1999
                                                                  ------       ------       ------
NET SALES...................................................      $2,817       $3,185       $2,830
Cost of goods sold..........................................       2,388        2,699        2,178
                                                                  ------       ------       ------
GROSS PROFIT................................................         429          486          652
Marketing expenses..........................................         175          165          153
Administrative expenses.....................................         160          173          122
Technological expenses......................................          66           91           80
Amortization expense........................................          34           33            3
                                                                  ------       ------       ------
OPERATING INCOME (LOSS).....................................          (6)          24          294
Equity earnings (loss) from affiliates--net of tax..........         (13)          35           36
Interest expense............................................         (90)         (83)         (40)
Gain on sale of Polymer Modifiers business..................          --           73           --
Other income (expense)--net.................................          32           (8)          13
                                                                  ------       ------       ------
INCOME (LOSS) BEFORE INCOME TAXES...........................         (77)          41          303
Income taxes (benefit)......................................         (18)          (8)          97
                                                                  ------       ------       ------
NET INCOME (LOSS)...........................................      $  (59)      $   49       $  206
                                                                  ======       ======       ======
BASIC EARNINGS (LOSS) PER SHARE.............................      $(0.57)      $ 0.46       $ 1.86
                                                                  ======       ======       ======
DILUTED EARNINGS (LOSS) PER SHARE...........................      $(0.57)      $ 0.46       $ 1.80
                                                                  ======       ======       ======

Weighted average equivalent shares (in millions):
    Basic...................................................       103.9        105.9        110.8
    Effect of dilutive securities:
        Common share equivalents--common stock issuable upon
        exercise of outstanding stock options...............          --          1.6          3.8
                                                                  ------       ------       ------
    Diluted.................................................       103.9        107.5        114.6
                                                                  ======       ======       ======

                    STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

                                    (DOLLARS IN MILLIONS)

                                                                   Year Ended December 31,
                                                                  --------------------------
                                                                  2001       2000       1999
                                                                  ----       ----       ----
NET INCOME (LOSS)...........................................      $(59)      $ 49       $206
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments............................       (37)       (86)       (44)
Cumulative effect of accounting change, net of tax of $(1)..         2         --         --
Net loss on derivative instruments, net of tax of $2........        (3)        --         --
Minimum pension liability adjustments, net of tax of $(2)
  in 2001, $(4) in 2000, and $2 in 1999.....................         2          7         (4)
                                                                  ----       ----       ----
COMPREHENSIVE INCOME (LOSS).................................      $(95)      $(30)      $158
                                                                  ====       ====       ====

See accompanying Notes to Consolidated Financial Statements.

                                 29

                                     SOLUTIA INC.

                     STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  As of December 31,
                                                                  -------------------
                                                                   2001         2000
                                                                  ------       ------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................      $   23       $   19
Trade receivables, net of allowances of $22 in 2001 and
  $12 in 2000...............................................         352          406
Miscellaneous receivables...................................         105          109
Prepaid expenses............................................          15           17
Deferred income tax benefit.................................         123          107
Inventories.................................................         303          357
                                                                  ------       ------
TOTAL CURRENT ASSETS........................................         921        1,015
PROPERTY, PLANT AND EQUIPMENT:
Land........................................................          58           60
Buildings...................................................         425          421
Machinery and equipment.....................................       3,006        2,982
Construction in progress....................................          51           62
                                                                  ------       ------
Total property, plant and equipment.........................       3,540        3,525
Less accumulated depreciation...............................       2,397        2,320
                                                                  ------       ------
NET PROPERTY, PLANT AND EQUIPMENT...........................       1,143        1,205
INVESTMENTS IN AFFILIATES...................................         313          351
GOODWILL, net of accumulated amortization of $45 in 2001 and
  $24 in 2000...............................................         386          421
IDENTIFIED INTANGIBLE ASSETS, net of accumulated
  amortization of $28 in 2001 and $16 in 2000...............         224          217
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................         254          190
OTHER ASSETS................................................         167          182
                                                                  ------       ------
TOTAL ASSETS................................................      $3,408       $3,581
                                                                  ======       ======

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable............................................      $  233       $  359
Wages and benefits..........................................          56           45
Postretirement liabilities..................................          82           78
Miscellaneous accruals......................................         362          373
Short-term debt.............................................         683          494
                                                                  ------       ------
TOTAL CURRENT LIABILITIES...................................       1,416        1,349
LONG-TERM DEBT..............................................         627          784
POSTRETIREMENT LIABILITIES..................................         947          941
OTHER LIABILITIES...........................................         531          541
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock (authorized, 600,000,000 shares,
  par value $0.01)
    Issued: 118,400,635 shares in 2001 and 2000.............           1            1
    Net deficiency of assets at spinoff.....................        (113)        (113)
    Treasury stock, at cost (13,921,604 and
      15,484,194 shares in 2001 and 2000, respectively).....        (257)        (296)
Unearned ESOP shares........................................          (1)          (9)
Accumulated other comprehensive income (loss)...............        (144)        (108)
Reinvested earnings.........................................         401          491
                                                                  ------       ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........................        (113)         (34)
                                                                  ------       ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)........      $3,408       $3,581
                                                                  ======       ======

See accompanying Notes to Consolidated Financial Statements.

                                           SOLUTIA INC.

                               STATEMENT OF CONSOLIDATED CASH FLOW

                                      (DOLLARS IN MILLIONS)

                                                                      Year Ended December 31,
                                                                  -------------------------------
                                                                  2001        2000         1999
                                                                  -----       -----       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  OPERATING ACTIVITIES:
Net income (loss)...........................................      $ (59)      $  49       $   206
Adjustments to reconcile to Cash From Operations:
    Items that did not use (provide) cash:
        Depreciation and amortization.......................        184         191           151
        Amortization of deferred credits....................        (14)        (12)          (10)
        Restructuring expenses and other unusual items......        127         195            63
        Net pretax gains from asset disposals...............        (36)        (79)           (8)
        Changes in assets and liabilities:
            Income and deferred taxes.......................        (48)        (11)           64
            Trade receivables...............................         47          69           (18)
            Inventories.....................................         57         (18)           42
            Accounts payable................................       (125)         41           (20)
            Other assets and liabilities....................        (89)       (181)         (106)
                                                                  -----       -----       -------
CASH FROM OPERATIONS........................................         44         244           364
                                                                  -----       -----       -------
INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (94)       (221)         (257)
Acquisition and investment payments, net of cash acquired...        (35)       (110)         (835)
Property disposals and investment proceeds..................         43         220            30
                                                                  -----       -----       -------
CASH USED IN INVESTING ACTIVITIES...........................        (86)       (111)       (1,062)
                                                                  -----       -----       -------
FINANCING ACTIVITIES:
Net change in short-term debt obligations...................         41         (22)          511
Net change in long-term debt obligations....................         --         (13)          201
Treasury stock purchases....................................         --        (106)          (79)
Dividend payments...........................................         (4)         (4)           (4)
Common stock issued under employee stock plans..............         13           4             8
Other financing activities..................................         (4)         (1)           --
                                                                  -----       -----       -------
CASH (USED IN) FROM FINANCING ACTIVITIES....................         46        (142)          637
                                                                  -----       -----       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............          4          (9)          (61)
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         19          28            89
                                                                  -----       -----       -------
END OF YEAR.................................................      $  23       $  19       $    28
                                                                  =====       =====       =======

See accompanying Notes to Consolidated Financial Statements.

    The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest (net of amounts capitalized) were $90 million in 2001, $88 million in 2000, and $41 million in 1999. Cash payments for income taxes were $24 million in 2001, $17 million in 2000, and $43 million in 1999. Cash payments for the management of environmental programs which were charged against recorded environmental liabilities were $40 million in 2001, $29 million in 2000, and $22 million in 1999.

                                          SOLUTIA INC.

                    STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY (DEFICIT)

                                     (DOLLARS IN MILLIONS)

                                                                     Year Ended December 31,
                                                                  -----------------------------
                                                                  2001        2000        1999
                                                                  -----       -----       -----
COMMON STOCK:
BALANCE, JANUARY 1..........................................      $   1       $   1       $   1
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $   1       $   1       $   1
                                                                  -----       -----       -----
NET DEFICIENCY OF ASSETS AT SPINOFF:
BALANCE, JANUARY 1..........................................      $(113)      $(113)      $(113)
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $(113)      $(113)      $(113)
                                                                  -----       -----       -----
TREASURY STOCK:
BALANCE, JANUARY 1..........................................      $(296)      $(209)      $(143)
    Shares purchased (0 shares in 2001, 7,717,300 shares
      in 2000, 3,781,700 shares in 1999)....................         --        (106)        (79)
    Net shares issued under employee stock plans
      (1,562,590 shares in 2001, 1,092,870 shares in 2000,
      551,613 shares in 1999)...............................         39          19          13
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $(257)      $(296)      $(209)
                                                                  -----       -----       -----
UNEARNED ESOP SHARES:
BALANCE, JANUARY 1..........................................      $  (9)      $ (18)      $ (25)
    Amortization of ESOP balance............................          8           9           7
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $  (1)      $  (9)      $ (18)
                                                                  -----       -----       -----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
        ACCUMULATED CURRENCY ADJUSTMENT:
        BALANCE, JANUARY 1..................................       (101)        (15)         29
        Currency translation adjustments....................        (37)        (86)        (44)
                                                                  -----       -----       -----
        BALANCE, DECEMBER 31................................       (138)       (101)        (15)
                                                                  -----       -----       -----
        MINIMUM PENSION LIABILITY:
        BALANCE, JANUARY 1..................................         (7)        (14)        (10)
        Minimum pension liability adjustments...............          2           7          (4)
                                                                  -----       -----       -----
        BALANCE, DECEMBER 31................................         (5)         (7)        (14)
                                                                  -----       -----       -----
        DERIVATIVE INSTRUMENTS:
        BALANCE, JANUARY 1..................................         --          --          --
        Cumulative effect of accounting change..............          2          --          --
        Net losses on derivative instruments................         (3)         --          --
                                                                  -----       -----       -----
        BALANCE, DECEMBER 31................................         (1)         --          --
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $(144)      $(108)      $ (29)
                                                                  -----       -----       -----
REINVESTED EARNINGS:
BALANCE, JANUARY 1..........................................      $ 491       $ 450       $ 254
    Net income (loss).......................................        (59)         49         206
    Employee stock plans....................................        (27)         (4)         (6)
    Dividends...............................................         (4)         (4)         (4)
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $ 401       $ 491       $ 450
                                                                  -----       -----       -----
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........................      $(113)      $ (34)      $  82
                                                                  =====       =====       =====

See accompanying Notes to Consolidated Financial Statements.

                                 32

                            SOLUTIA INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations

    Solutia Inc. and its subsidiaries make and sell a variety of high-performance chemical-based materials. Solutia is a world leader in performance films for laminated safety glass and after-market applications; resins and additives for high-value coatings; process development and scale-up services for pharmaceutical fine chemicals; specialties such as water treatment chemicals, heat transfer fluids and aviation hydraulic fluid and an integrated family of nylon products including high-performance polymers and fibers.

    Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation). On September 1, 1997, Monsanto distributed all of the outstanding shares of common stock of the Company as a dividend to Monsanto stockholders (the spinoff). As a result of the spinoff, on September 1, 1997, Solutia became an independent publicly-held company listed on the New York Stock Exchange and its operations ceased to be owned by Monsanto. Net deficiency of assets of $113 million resulted from the spinoff.

    Basis of Consolidation

    The consolidated financial statements include the accounts of Solutia and its majority-owned subsidiaries. Other companies in which Solutia has a significant interest (20 to 50 percent) are included in "Investments in Affiliates" in the Statement of Consolidated Financial Position. Solutia's share of these companies' net earnings or losses is reflected in "Equity Earnings (Loss) from Affiliates" in the Statement of Consolidated Income (Loss).

    Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates were used to account for restructuring reserves, environmental reserves, self-insurance reserves, employee benefit plans, asset impairments and contingencies.

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

    Inventory Valuation

    Inventories are stated at cost or market, whichever is less. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. The cost of certain inventories (62 percent as of December 31, 2001) is determined by the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of other inventories generally is determined by the first-in, first-out (FIFO) method.

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

                            SOLUTIA INC.

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

    Self-Insurance

    Solutia maintains self-insurance reserves to cover its estimated future legal costs and settlements related to workers' compensation, product, general, auto and operations liability claims that are less than policy deductible amounts or not covered by insurance. The Company also has purchased commercial insurance in order to reduce its exposure to such claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience.

    Revenue Recognition

    The Company's revenue-earning activities involve delivering or producing goods, and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. In the case of the pharmaceutical services businesses, revenues are primarily recorded on a percentage of completion method.

    Derivative Financial Instruments

    Currency forward contracts are used to manage currency exposures for financial instruments denominated in currencies other than the entity's functional currency. Natural gas contracts are used to manage some of the exposure for the cost of natural gas. Gains and losses on contracts that are designated and effective as hedges are included in net income (loss) and offset the exchange gain or loss of the transaction being hedged.

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

    Currency Translation

    The local currency has been used as the functional currency for nearly all worldwide locations. The financial statements for most of Solutia's ex-U.S. operations are translated into U.S. dollars at current or average exchange rates. Unrealized currency translation adjustments in the Statement of Consolidated Financial Position are accumulated in equity.

    Earnings (Loss) per Share

    Basic earnings (loss) per share is a measure of operating performance that assumes no dilution from securities or contracts to issue common stock. Diluted earnings (loss) per share is a measure of operating performance by giving effect to the dilution that would occur if securities or contracts to issue common stock were exercised or converted. At December 31, 2001, 1.2 million common share equivalents were excluded because the effect would be antidilutive.

    New Accounting Pronouncements

    Effective January 1, 2002, Solutia adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which provide guidance related to accounting for business combinations and goodwill. The adoption of SFAS No. 141 did not have a material effect on Solutia's financial statements. Solutia has not completed its evaluation of SFAS No. 142 and, therefore, has not determined the final impact that the adoption of this standard will have on its financial position and results of operations. However, preliminary valuation work indicates that there is a potential goodwill impairment in the Company's Resins and Additives business. While

                            SOLUTIA INC.

the second step of the evaluation process is yet to be finalized, it is likely that a pretax impairment charge in the range of $100 million to $200 million will be required. In addition, the Company expects annual amortization expense will be reduced by approximately $20 million to $25 million aftertax.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement addresses accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Solutia is evaluating SFAS No. 143 to determine the effects, if any, on its consolidated financial statements.

    Effective January 1, 2002, Solutia adopted SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on Solutia's consolidated financial statements.

    Reclassifications

    Certain reclassifications to prior years' financial information have been made to conform to the 2001 presentation. These reclassifications included amounts related to employee stock plans which were previously classified as a reduction of net deficiency of assets at spinoff that have been reclassified to reinvested earnings.

2. ACQUISITIONS AND DIVESTITURES

    During the third quarter of 2000, Solutia completed the sale of its Polymer Modifiers business and related manufacturing facilities to Ferro Corporation for approximately $130 million. As a result of this transaction, Solutia recognized a $73 million pretax gain
($46 million aftertax). Solutia's results of operations included net sales of approximately $90 million in 2000 and $145 million in 1999 and operating income of approximately $16 million in 2000 and $36 million in 1999 from the Polymer Modifiers business.

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

                            SOLUTIA INC.

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

    The following unaudited pro forma condensed information for the year ended December 31, 1999, gives effect to the acquisitions of CPFilms and Vianova Resins, and the associated debt financing, as if the acquisitions and the financing had occurred as of the beginning of the periods presented.

                                                                  For the Year Ended
                                                                  December 31, 1999
(Unaudited)                                                       ------------------
Net sales...................................................            $3,357
Net income..................................................               203
Basic earnings per share....................................              1.83
Diluted earnings per share..................................              1.77

3. RESTRUCTURING AND BUSINESS COMBINATION RESERVES

    During the fourth quarter of 2000, Solutia recorded restructuring charges of $53 million ($33 million aftertax) to cost of goods sold for costs associated with work force reductions and closure of certain non-strategic facilities. During 2001, Solutia reduced its workforce by approximately 700 positions. Additionally, Solutia eliminated more than 750 contractor positions during 2001. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately
10 percent affected European, Asian and Latin American operations and sales offices. Management positions represented approximately one-third of the workforce reductions. During the fourth quarter of 2001, Solutia determined that the original provision taken for its 2001 restructuring program was insufficient to cover its total costs. Actual costs to terminate certain European and North American management employees and certain employee benefit costs for involuntary terminations were higher than the original estimates.
As a result, Solutia recorded additional restructuring charges of $9 million ($6 million aftertax) to cost of goods sold to cover these higher costs. The restructuring actions contemplated by this reserve were completed by the end of 2001. Certain severance payments owed to individuals terminated late in the fourth quarter of 2001 have been included in accrued liabilities and will be paid in their entirety during the first quarter of 2002. The closure of non-strategic facilities is not anticipated to have a significant impact on future operations.

    The following table summarizes the 2000 restructuring charge and amounts utilized to carry out those plans:

                                                        Employment       Shutdown of
                                                        Reductions       Facilities        Total
                                                        ----------       -----------       -----
Balance at January 1, 2000........................         $ --              $--           $ --
    Charges taken.................................           50                3             53
    Amounts utilized..............................           --               (3)            (3)
                                                           ----              ---           ----
Balance at December 31, 2000......................         $ 50              $--           $ 50
                                                           ----              ---           ----
    Charges taken.................................            9               --              9
    Amounts utilized..............................          (59)              --            (59)
                                                           ----              ---           ----
BALANCE AT DECEMBER 31, 2001......................         $ --              $--           $ --
                                                           ====              ===           ====

    During the second quarter of 2000, Solutia completed plans to integrate Vianova Resins operations with Solutia's resins business and service organizations and recorded a liability of $11 million to accrue for costs of integration, in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The integration plans included employment reductions primarily from Vianova Resins service organizations located in more than 10 countries. In addition, the plans included amounts to shut down certain Vianova Resins sales offices. During the first half of 2001, Solutia completed the integration actions of shutting down certain Vianova Resins sales offices at a cost of approximately $1 million and reduced its workforce by approximately 130 positions at a cost of approximately $10 million.
                                 36

                            SOLUTIA INC.

    The following table summarizes the Vianova Resins integration costs and amounts utilized to carry out those plans:

                                                         Employment       Shutdown of
                                                         Reductions       Facilities        Total
                                                         ----------       -----------       -----
Balance at January 1, 2000.........................         $--               $--            $--
     Charges taken.................................          10                 1             11
     Amounts utilized..............................          (2)               --             (2)
                                                            ---               ---            ---
Balance at December 31, 2000.......................         $ 8               $ 1            $ 9
                                                            ---               ---            ---
    Amounts utilized...............................          (8)               (1)            (9)
                                                            ---               ---            ---
BALANCE AT DECEMBER 31, 2001.......................         $--               $--            $--
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

    The following table summarizes the 2000 restructuring charge and amounts utilized to carry out those plans:

                                                 Shutdown of      Asset Write-      Other
                                                 Facilities          downs          Costs      Total
                                                 -----------      ------------      -----      -----
Balance at January 1, 2000.................          $--              $--            $--        $--
     Charges taken.........................            2                2              4          8
     Amounts utilized......................           --               (2)            --         (2)
                                                     ---              ---            ---        ---
Balance at December 31, 2000...............          $ 2              $--            $ 4        $ 6
                                                     ---              ---            ---        ---
    Amounts utilized.......................           --               --             --         --
                                                     ---              ---            ---        ---
BALANCE AT DECEMBER 31, 2001...............          $ 2              $--            $ 4        $ 6
                                                     ===              ===            ===        ===

    In February 1999, Integrated Nylon's ammonia unit experienced the failure of certain equipment critical to the production process. Based on an analysis of the economics of purchased ammonia and the cost to repair the equipment, Solutia decided to exit the ammonia business. A $28 million ($18 million aftertax) charge to cost of goods sold was recorded in the first quarter of 1999 to implement the exit plan. The charge included $2 million to write down the assets to their fair value of approximately $4 million, $4 million of dismantling costs and $22 million of costs for which Solutia is contractually obligated under an operating agreement. During the first quarter of 2000, Solutia entered into an agreement for the dismantling of those assets by a third-party and as a result, transferred the liability for dismantling to the third-party.
During the third quarter of 2000, Solutia reached an agreement with the plant operator for the final settlement of the contractually obligated costs. As a result, Solutia transferred the liability for the contractually obligated costs to accrued liabilities. Net sales for the ammonia business were $1 million for the year ended December 31, 1999. Operating income for that period was minimal.

                            SOLUTIA INC.

    The following table summarizes the 1999 restructuring charge and amounts utilized to carry out those plans:

                                                    Shutdown of       Asset Write-       Other
                                                    Facilities           downs           Costs       Total
                                                    -----------       ------------       -----       -----
Balance at January 1, 1999....................          $--               $--            $ --        $ --
     Charges taken............................            4                 2              22          28
     Amounts utilized.........................           --                (2)             (6)         (8)
                                                        ---               ---            ----        ----
Balance at December 31, 1999..................          $ 4               $--            $ 16        $ 20
                                                        ---               ---            ----        ----
Amounts utilized..............................           (4)               --             (16)        (20)
                                                        ---               ---            ----        ----
Balance at December 31, 2000..................          $--               $--            $ --        $ --
                                                        ===               ===            ====        ====

4. ASSET IMPAIRMENTS

    During the fourth quarter of 2000, Solutia recorded a $76 million ($47 million aftertax) impairment charge to cost of goods sold primarily to write down certain non-performing and non-strategic fiber spinning, drawing and packaging equipment which supports several of Integrated Nylon's product lines. Solutia also recorded an impairment charge to cost of goods sold of $15 million ($10 million aftertax) to write down chlorobenzenes' production equipment in the Specialty Products segment. The impairments were indicated by 2000 operating losses and projections of continued losses primarily because of the noncompetitive cost positions these businesses have and the competitive market conditions that they face. The carrying values of the assets were written down as determined by discounting expected future cash flows, using an appropriate discount rate. The assumptions used in the cash flow projections were not materially different from the market conditions experienced in 2000. These conditions are not expected to improve significantly in the foreseeable future. The cash flow assumptions included a declining demand and market share combined with decreased operating margins. Lower operating margins reflect the non-competitive cost position of these businesses and the impact of lower selling prices associated with an extremely competitive operating environment.

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

    An impairment charge of $6 million ($4 million aftertax) was recorded in the first quarter of 1999 to cost of goods sold primarily to write down a bulk continuous filament spinning machine as a result of management's decision to shut down the equipment due to a noncompetitive cost position. The adjusted carrying value of the machine was $0.5 million at the time of the write down. The charge was due to a review under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," which indicated that the carrying amount of the assets exceeded the identifiable, undiscounted cash flows related to the assets. Fair value of the assets was determined based on estimates of market prices for the machinery. Operating income derived from the machinery was minimal in the year ended December 31, 1999.

5. RISK MANAGEMENT ACTIVITIES

    Effective January 1, 2001, Solutia adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001, resulted in a cumulative addition to other comprehensive income
(loss) of $2 million aftertax, principally attributable to unrealized gains in commodity cash flow hedges.

    Solutia's business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, Solutia enters into various hedging transactions that enable it to alleviate the adverse effects of financial market risk. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Solutia's hedging transactions are carried out under policies and procedures approved by the Audit and Finance Committee of the Board of Directors, which do not permit the purchase or holding of any derivative financial instruments for trading purposes.

                            SOLUTIA INC.

    Foreign Currency Exchange Rate Risk

    Solutia manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. Solutia uses foreign currency hedging instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business. Solutia primarily uses forward exchange contracts and purchased options to hedge these risks with maturities of less than 18 months.

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

    In addition, Solutia uses forward exchange contracts which are designated and qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on certain forecasted equipment purchases. Gains and losses on these instruments to the extent that the hedge is effective are deferred in other comprehensive income (loss) until the related depreciation of equipment purchased is recognized in earnings. The earnings impact is reported in cost of goods sold to match the classification of depreciation. At December 31, 2001, all hedges were determined to be effective.

    No cash flow hedges were discontinued during the year due to changes in expectations on the original forecasted transactions.
Foreign currency hedging activity is not material to Solutia's financial statements.

    Interest Rate Risk

    Interest rate risk is primarily related to the changes in fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia believes its current debt structure appropriately protects the Company from changes in interest rates and is not actively using any contracts to manage interest rate risk.

    Commodity Price Risk

    Certain raw materials and energy sources used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia periodically uses forward and option contracts to manage the volatility related to anticipated energy and raw material purchases with maturities up to 18 months. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income (loss) to the extent effective, and reclassified into cost of goods sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. For the year ended December 31, 2001, the net impact on other comprehensive income (loss) included approximately $4 million aftertax for unrealized losses on cash flow hedges partially offset by reclassifications out of other comprehensive income (loss) of approximately $1 million aftertax for realized losses on cash flow hedges. Solutia estimates that approximately $2 million of existing net unrealized losses will be reclassified to cost of goods sold within 12 months.

    Credit Risk

    Credit risk arising from the inability of a counterparty to meet the terms of Solutia's financial instrument contracts is generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of the Company. It is Solutia's policy to enter into financial instruments with a diversity of creditworthy counterparties. Therefore, Solutia does not expect to incur material credit losses on its risk management or other financial statement instruments.

6. INVESTMENTS IN AFFILIATES

    In January of 2002, Solutia signed an agreement to sell its 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation for approximately $100 million. The sale is expected to close during the first quarter of 2002 and result in a modest gain. Solutia will use the net sales proceeds to pay down debt.

    In April 2000, Astaris LLC, a joint venture between Solutia and FMC Corporation, started operations to manufacture and market phosphorus chemicals. Solutia contributed its Phosphorus Derivatives business to the joint venture in exchange for a 50 percent ownership share. Net assets contributed to the venture totaled approximately $87 million. During the third quarter of 2000, Solutia received
$85 million from Astaris representing a cash distribution and repayment of working capital loans. In connection with the external financing agreement

                            SOLUTIA INC.

for Astaris completed during the third quarter of 2000, Solutia contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. During 2001, Solutia contributed $31 million to Astaris under this agreement. Solutia anticipates a contribution of up to $25 million will be required in 2002.

    At December 31, 2001, Solutia's investments in affiliates consisted principally of its 50 percent interests in the Flexsys, Advanced Elastomers Systems and Astaris joint ventures for which Solutia uses the equity method of accounting. Solutia received dividends from affiliates of approximately $30 million in 2001, $45 million in 2000 and $60 million in 1999. Summarized combined financial information for 100 percent of the Flexsys, AES and Astaris joint ventures is as follows:

                                                               2001         2000        1999
                                                              ------       ------       ----
Results of operations:
    Net sales...........................................      $1,241       $1,247       $869
    Gross profit........................................         226          327        267
    Operating income (loss).............................         (63)         138        108
    Net income (loss)...................................         (48)          95         85

Financial position:
    Current assets......................................      $  493       $  552
    Noncurrent assets...................................         768          744
    Current liabilities.................................         498          347
    Noncurrent liabilities..............................         205          334

7. INVENTORY VALUATION

    The components of inventories were:

                                                                  2001        2000
                                                                  -----       -----
Finished goods..............................................      $ 209       $ 305
Goods in process............................................        107         105
Raw materials and supplies..................................        100         108
                                                                  -----       -----
Inventories, at FIFO cost...................................        416         518
Excess of FIFO over LIFO cost...............................       (113)       (161)
                                                                  -----       -----
TOTAL.......................................................      $ 303       $ 357
                                                                  =====       =====

    Inventories at FIFO approximate current cost. The effects of LIFO inventory liquidations were not significant.

8. INCOME TAXES

    The components of income (loss) before income taxes were:

                                                                2001        2000       1999
                                                                -----       ----       ----
United States.............................................      $(154)      $(23)      $224
Outside United States.....................................         77         64         79
                                                                -----       ----       ----
TOTAL.....................................................      $ (77)      $ 41       $303
                                                                =====       ====       ====

                            SOLUTIA INC.

    The components of income tax expense (benefit) charged to operations were:

                                                                 2001       2000       1999
                                                                 ----       ----       ----
Current:
    U.S. federal...........................................      $(30)      $(63)      $ 48
    U.S. state.............................................        --         (2)         6
    Outside United States..................................        46         34         20
                                                                 ----       ----       ----
                                                                   16        (31)        74
                                                                 ----       ----       ----
Deferred:
    U.S. federal...........................................        (3)        46         18
    U.S. state.............................................       (13)        (7)        --
    Outside United States..................................       (18)       (16)         5
                                                                 ----       ----       ----
                                                                  (34)        23         23
                                                                 ----       ----       ----
TOTAL......................................................      $(18)      $ (8)      $ 97
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

    Factors causing Solutia's effective tax rate to differ from the U.S. federal statutory rate were:

                                                                  2001       2000       1999
                                                                  ----       ----       ----
U.S. federal statutory rate.................................      (35)%       35%        35%

U.S. state income taxes.....................................      (11)       (15)         2
Tax benefit of foreign sales corporation....................       (2)       (13)        (2)
Taxes related to foreign income, net of credits.............      (11)       (17)        (1)
Valuation allowances........................................       25         32         --
Income from equity affiliates recorded net of tax...........        4        (37)        (4)
Other.......................................................        7         (6)         2
                                                                  ---        ---         --
EFFECTIVE INCOME TAX RATE...................................      (23)%      (21)%       32%
                                                                  ===        ===         ==

    Deferred income tax balances were related to:

                                                                  2001        2000
                                                                  -----       -----
Property....................................................      $(200)      $(173)
Postretirement benefits.....................................        369         377
Restructuring reserves......................................          3          29
Environmental liabilities...................................         67          64
Intangible assets...........................................        (59)        (66)
Inventory...................................................         17          --
Tax credit carryforward.....................................         54          --
Valuation allowances........................................        (32)        (13)
Net operating losses........................................         31           9
Other.......................................................         32         (30)
                                                                  -----       -----
NET DEFERRED TAX ASSETS.....................................      $ 282       $ 197
                                                                  =====       =====

    At December 31, 2001, foreign tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $54 million, all of which will expire in 2004 through 2006. Valuation allowances have been provided for the foreign tax credit carryforwards that are not likely to be utilized. At December 31, 2001, various state and foreign net operating loss carryforwards are

                            SOLUTIA INC.

available to offset future taxable income. These net operating losses expire in years after 2004 or have an indefinite carryforward period. Income taxes and remittance taxes have not been recorded on $92 million in undistributed earnings of subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because Solutia intends to reinvest those earnings indefinitely. It is not practicable to estimate the tax effect of remitting these earnings to the United States.

9. DEBT OBLIGATIONS

    Solutia's debt obligations include borrowings against the $800 million, five-year revolving credit facility ($800 million facility) with a syndicate of commercial banks, notes and debentures. The weighted average interest rate on total debt outstanding at December 31, 2001, was 6.1 percent and was
6.7 percent at December 31, 2000.

    Debt Maturing in One Year

    At December 31, 2001, debt maturing in one year consisted of borrowings of $533 million from the $800 million facility and $150 million of 6.5 percent notes due in October of 2002. Weighted average interest rates on borrowings from the $800 million facility were 4.5 percent during 2001. Weighted average interest rates on commercial paper balances were 6.6 percent during 2000 and
5.5 percent in 1999. The $800 million facility is available for working capital, commercial paper support and other general corporate purposes. The $800 million facility expires in August of 2002.

    The $800 million facility contains various covenants that, among other things, restrict Solutia's ability to merge with another entity and require Solutia to meet certain leverage and interest coverage ratios. During the first quarter of 2001, Solutia completed an amendment of the $800 million facility that modified the financial covenants. A 60-day waiver of the financial covenants was received on September 17, 2001, for the third quarter of 2001. Without the waiver, Solutia would not have been in compliance with the leverage coverage ratio. In November 2001, Solutia completed an amendment of the $800 million facility that modified financial covenants and collateralized borrowings. Four domestic subsidiaries are guarantors of the amended facility. Borrowings under the amended facility are secured by liens on Solutia's inventory and receivables and those of its material domestic subsidiaries and one foreign subsidiary, pledges of 65 percent of the voting stock of two foreign subsidiaries and a lien on specified principal properties. The aggregate amount of Solutia's obligations entitled to the benefit of the lien on specified properties will not exceed $236 million. Solutia does not anticipate that future borrowings will be significantly limited by the terms of these amendments.

    The $800 million credit facility expires in August of 2002 and $150 million of 6.5 percent notes mature in October of 2002. Solutia plans to refinance the $800 million facility with a combination of unsecured long-term notes, a secured term loan and a revolving credit facility. Interest rates will be commensurate with Solutia's credit rating. Proceeds of the refinancing will be used to repay outstanding borrowings under the $800 million facility and $150 million of 6.5 percent notes and for other general corporate purposes. The refinancing is expected to be completed in the first half of 2002. Inability to complete this refinancing or a similar financing vehicle prior to August 2002 would have a material adverse affect on Solutia's liquidity.

    Long-Term Debt

    Long-term debt consisted of the following:

                                                                  2001        2000
                                                                  -----       ----
6.5% notes due 2002.........................................        150        150
7.375% debentures due 2027..................................        300        300
6.72% debentures due 2037...................................        150        150
6.25% euro notes due 2005...................................        177        186
Other.......................................................          3          1
Unamortized debt discount...................................         (3)        (3)
                                                                  -----       ----
                                                                    777        784
Less: Current portion of long-term debt.....................       (150)        --
                                                                  -----       ----
TOTAL.......................................................      $ 627       $784
                                                                  =====       ====

                            SOLUTIA INC.

    The notes and debentures are unsecured obligations. Interest is payable semiannually, on April 15 and October 15 of each year. The holders of the 2037 debentures have the right to require repayment on October 15, 2004. The notes and debentures contain provisions that, among other things, restrict Solutia's ability to create liens on assets and its ability to enter into sale and leaseback transactions.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair value of Solutia's long-term debt was $553 million as of December 31, 2001, and $685 million as of December 31, 2000. These estimates compare with the recorded amount of $627 million in 2001 and $784 million in 2000.

    The recorded amounts of cash, trade receivables, third-party guarantees, accounts payable and short-term debt approximate their fair values at both December 31, 2001, and December 31, 2000. The estimated fair value of the Company's foreign currency forward contracts on intercompany financing transactions and natural gas contracts was approximately $5 million at December 31, 2001. Notional amounts for purchase contracts were $308 million at December 31, 2001, and $286 million at December 31, 2000, and for sell contracts the notional amounts were $301 million at December 31, 2001, and $265 million at December 31, 2000.

    Fair values are estimated by the use of quoted market prices, estimates obtained from brokers and other appropriate valuation techniques and are based upon information available as of December 31, 2001, and December 31, 2000. The fair-value estimates do not necessarily reflect the values Solutia could realize in the current market.

11. POSTRETIREMENT BENEFITS

    Pension benefits are based on the employee's age, years of service and/or compensation level. The qualified pension plan is funded in accordance with Solutia's long-range projections of the plan's financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations. Prior to the spinoff, the majority of Solutia's employees participated in Monsanto's noncontributory pension plans. In conjunction with the spinoff, Solutia assumed pension liabilities and received related assets from those plans for its applicable active employees and for certain former employees who left Monsanto in earlier years.

    The majority of Solutia's employees also participate in benefit programs that provide certain health care and life insurance benefits for retired employees. Substantially all regular, full-time U.S. employees and certain employees in other countries may become eligible for these benefits if they reach retirement age while employed by Solutia and have the required years of service. These postretirement benefits are unfunded and are generally based on the employee's age, years of service and/or compensation level. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. In connection with the spinoff, Solutia assumed retiree medical liabilities for its applicable active employees and for approximately two-thirds of the retired U.S. employees of Monsanto.

    For 2001, 2000, and 1999, Solutia's pension and healthcare and other benefit costs were as follows:

                                                                                                           Healthcare and
                                                                       Pension Benefits                    Other Benefits
                                                                 -----------------------------       --------------------------
                                                                 2001        2000        1999        2001       2000       1999
                                                                 -----       -----       -----       ----       ----       ----
Service costs for benefits earned..........................      $  31       $  32       $  38       $ 10       $ 10       $ 11
Interest cost on benefit obligation........................        123         131         132         53         53         49
Assumed return on plan assets..............................       (145)       (144)       (153)        --         --         --
Prior service costs........................................         21          21          21        (15)       (18)       (18)
Transition asset...........................................         (2)        (10)        (10)        --         --         --
Recognized net (gain)/loss.................................         (8)          4          (3)        10          7          6
Settlement.................................................          1         (23)         --         --         --         --
                                                                 -----       -----       -----       ----       ----       ----
TOTAL......................................................      $  21       $  11       $  25       $ 58       $ 52       $ 48
                                                                 =====       =====       =====       ====       ====       ====

                            SOLUTIA INC.

    Components of the changes in fair value of plan assets, changes in the benefit obligation and the funding status of Solutia's postretirement plans were as follows:

                                                                                              Healthcare and
                                                                   Pension Benefits           Other Benefits
                                                                  -------------------         ---------------
                                                                   2001         2000          2001       2000
                                                                  ------       ------         ----       ----
CHANGES IN FAIR VALUE OF PLAN ASSETS
    Fair value of plan assets at January 1..................      $1,724       $1,973         $ --       $ --
    Actual return on plan assets............................         (81)          92           --         --
    Employer contributions..................................           6           22           --         --
    Settlements.............................................          --          (37)          --         --
    Benefits paid...........................................        (265)        (326)          --         --
                                                                  ------       ------         ----       ----
    FAIR VALUE OF PLAN ASSETS AT DECEMBER 31................      $1,384       $1,724         $ --       $ --
                                                                  ------       ------         ----       ----
CHANGES IN BENEFIT OBLIGATION
    Benefit obligation at January 1.........................      $1,746       $1,833         $732       $720
    Service costs...........................................          31           32           10         10
    Interest cost...........................................         123          131           53         53
    Participant contributions...............................          --           --            9          7
    Actuarial losses........................................          69          111           79         51
    Settlements.............................................          --          (37)          --        (17)
    Benefits paid...........................................        (265)        (326)         (95)       (92)
    Plan amendments.........................................           2            2           19         --
                                                                  ------       ------         ----       ----
    BENEFIT OBLIGATION AT DECEMBER 31.......................      $1,706       $1,746         $807       $732
                                                                  ======       ======         ====       ====

    Plan assets consist principally of common stocks and U.S.
government and corporate obligations. Contributions to the pension benefit plans were neither required nor made in 2001 and 2000 because Solutia's principal pension plan is adequately funded, using assumed returns.

    The funded status of Solutia's postretirement benefit plans at December 31, 2001, and 2000 was as follows:

                                                                                             Healthcare and
                                                                  Pension Benefits           Other Benefits
                                                                  -----------------         -----------------
                                                                  2001        2000          2001        2000
                                                                  -----       -----         -----       -----
FUNDED STATUS...............................................      $(322)      $ (22)        $(807)      $(732)
Unrecognized actuarial (gain)/loss..........................          8        (294)          136          65
Unrecognized prior service costs............................        115         135          (107)       (141)
Additional liability........................................        (39)        (13)           --          --
Unrecognized transition (gain)/loss.........................         --          (5)           --          --
                                                                  -----       -----         -----       -----
ACCRUED NET LIABILITY AT DECEMBER 31........................      $(238)      $(199)        $(778)      $(808)
                                                                  =====       =====         =====       =====

    The accrued net liability was included in:

                                                                                             Healthcare and
                                                                  Pension Benefits           Other Benefits
                                                                  -----------------         -----------------
                                                                  2001        2000          2001        2000
                                                                  -----       -----         -----       -----
Current postretirement liabilities..........................      $  --       $  --         $ (82)      $ (78)
Long-term postretirement liabilities........................       (251)       (211)         (696)       (730)
Less: Other assets..........................................         13          12            --          --
                                                                  -----       -----         -----       -----
ACCRUED NET LIABILITY.......................................      $(238)      $(199)        $(778)      $(808)
                                                                  =====       =====         =====       =====

                            SOLUTIA INC.

    Certain of Solutia's pension benefit plans are unfunded and therefore have accumulated benefit obligations in excess of plan assets. Information regarding these unfunded plans was as follows:

                                                                  2001       2000
                                                                  ----       ----
Projected benefit obligation................................      $24        $25
Accumulated benefit obligation..............................       22         23
Fair value of plan assets...................................       --         --

    The significant actuarial assumptions used to estimate the projected benefit obligation for the Company's principal pension, healthcare and other benefit plans were as follows:

                                                                                            Healthcare and
                                                                  Pension Benefits          Other Benefits
                                                                  -----------------         ---------------
                                                                  2001        2000          2001       2000
                                                                  -----       -----         ----       ----
Discount rate...............................................      7.00%       7.25%         7.00%      7.25%
Assumed long-term rate of return on plan assets.............      9.50%       9.50%           --         --
Annual rates of salary increase (for plans that base
  benefits on final compensation level).....................      4.00%       4.25%           --         --
Assumed trend rate for healthcare costs.....................        --          --          5.25%      5.00%
Ultimate trend rate for healthcare costs....................        --          --          5.25%      5.00%

    A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2001:

                                                              1-PERCENTAGE-        1-PERCENTAGE-
                                                              POINT INCREASE       POINT DECREASE
                                                              --------------       --------------
Effect on total service and interest cost components....           $ 1                  $ (1)
Effect on postretirement benefit obligation.............             9                   (10)

12. EMPLOYEE SAVINGS PLANS

    In connection with the spinoff, Monsanto common stock held by the Monsanto Employee Stock Ownership Plan (ESOP) and related Monsanto ESOP borrowings were allocated between Solutia and Monsanto. As a result of this allocation, Solutia received 2.4 million shares of Monsanto common stock and assumed $29 million of ESOP debt to third parties. Simultaneously, Solutia created its own ESOP, established a trust to hold the Monsanto shares, and issued a $29 million loan to the trust. The trust used the proceeds of the loan to repay the assumed third-party debt. Subsequent to the spinoff, the ESOP trust was required by government regulations to divest its holdings of Monsanto common stock and to use the proceeds to acquire Solutia common stock. The divestiture of Monsanto common stock and the purchase of Solutia common stock were completed in early 1998. At inception, the trust held 10,737,097 shares of Solutia common stock. As of December 31, 2001, there have been 10,303,561 shares allocated to participants.

    Substantially all U.S. employees of Solutia are eligible to participate in the Solutia Inc. Savings and Investment Plan, a 401(k) plan. Shares held in the ESOP are used to make Solutia's matching contribution to eligible participants' accounts under this plan. The number of shares released is computed on each pay date based on a formula that considers the participant contribution, the Solutia matching rate, and Solutia's closing stock price. Shares allocated to participant accounts totaled 1,160,203 shares in 2001, 1,314,341 shares in 2000, and 979,439 shares in 1999, leaving 433,536 unallocated shares as of December 31, 2001. The value of these contributions was $15 million in 2001, $17 million in 2000, and $18 million in 1999. Solutia will fulfill future matching obligations with remaining unallocated shares in the ESOP and the use of treasury stock or open market purchases of the Company's stock. Unallocated shares held by the ESOP are considered outstanding for earnings (loss) per share calculations. Compensation expense is equal to the cost of the shares allocated to participants, less dividends paid on the shares held by the ESOP. Information regarding the ESOP follows:

                                                                  2001       2000       1999
                                                                  ----       ----       ----
Total ESOP expense..........................................       $8        $10         $8
Interest portion of total ESOP expense......................        1          1          2
Cash contributions..........................................        7         10         10

                            SOLUTIA INC.

13. STOCK OPTION PLANS

    Solutia has two stock-based incentive plans under which awards are being granted to officers and employees, the Solutia Inc. 2000 Stock-Based Incentive Plan and the Solutia Inc. 1997 Stock-Based Incentive Plan. The 2000 plan authorizes up to 5,400,000, and the 1997 plan up to 7,800,000, shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option granted may not exceed 10 years. At December 31, 2001, approximately 3,101,380 shares from the 2000 plan and 139,731 shares from the 1997 plan remained available for grants.

    During 2001, non-qualified options to purchase 468,000 shares of Solutia common stock were granted under the plans to current executive officers and other senior executives as a group, and non-qualified stock options to purchase 1,269,250 shares were granted to other employees at an average exercise price of $13.68 per share. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 2,567,000 and other employees totaled 7,900,518, through December 31, 2001. The options granted to Solutia's executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

    The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's board of directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors. Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At December 31, 2001, 236,551 shares of Solutia's common stock remained available for grants under the plan. Shares covered by options granted to non-employee directors totaled 25,167 in 2001, 25,167 in 2000, and 34,333 in 1999.

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Solutia has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans. Had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, Solutia's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                                                2001        2000        1999
                                                               ------       -----       -----
NET INCOME (LOSS):
    As reported..........................................      $  (59)      $  49       $ 206
    Pro forma............................................         (67)         42         187

DILUTED EARNINGS (LOSS) PER SHARE:
    As reported..........................................      $(0.57)      $0.46       $1.80
    Pro forma............................................       (0.64)       0.39        1.63

    Compensation expense resulting from the fair value method of SFAS No. 123 may not be representative of compensation expense to be incurred on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option-pricing model.

    The following weighted-average assumptions were used for grants of Solutia options in 2001, 2000 and 1999:

                                                                  2001       2000       1999
                                                                  ----       ----       ----
Expected dividend yield.....................................       0.2%       0.2%       0.2%
Expected volatility.........................................      40.0%      34.0%      34.0%
Risk-free interest rates....................................       4.6%       5.8%       6.0%
Expected option lives (years)...............................       5.0        5.0        5.0

    The weighted-average fair values of options granted were $5.57 in 2001, $5.30 in 2000, and $8.05 in 1999.

                            SOLUTIA INC.

    A summary of the status of Solutia's stock option plans for years ended December 31, 2001, 2000 and 1999 follows:

                                                                            Outstanding
                                                                 ---------------------------------
                                               Exercisable                        Weighted-Average
                                                 Shares            Shares          Exercise Price
                                               -----------       ----------       ----------------
December 31, 1998........................      17,116,842        25,857,105            $14.79
                                               ----------        ----------            ------

    Granted..............................                         2,054,658            $20.61
    Exercised............................                          (678,710)            10.93
    Expired..............................                          (495,232)            18.43
                                               ----------        ----------            ------
December 31, 1999........................      18,852,246        26,737,821            $15.27
                                               ----------        ----------            ------

    Granted..............................                         1,912,043            $13.98
    Exercised............................                          (379,687)             6.74
    Expired..............................                        (1,279,514)            17.21
                                               ----------        ----------            ------
December 31, 2000........................      23,590,921        26,990,663            $15.21
                                               ----------        ----------            ------

    Granted..............................                         1,762,417            $13.68
    Exercised............................                        (1,796,038)             6.14
    Expired..............................                        (1,278,013)            16.32
                                               ----------        ----------            ------
DECEMBER 31, 2001........................      21,993,759        25,679,029            $15.68
                                               ==========        ==========            ======

    The following table summarizes information about stock options outstanding at December 31, 2001:

OPTIONS OUTSTANDING:

              Range of                                      Weighted-Average
              Exercise                                         Remaining           Weighted-Average
               Prices                        Shares         Contractual Life        Exercise Price
-------------------------------------      ----------       ----------------       ----------------
$ 3 to 7.............................       2,650,148             1.8                   $ 5.97
  8 to 11............................          58,246             6.6                    10.80
 12 to 15............................       4,425,852             7.9                    13.52
 16 to 18............................      12,430,225             5.0                    16.43
 19 to 22............................       5,888,303             6.3                    19.69
 23 to 29............................         226,255             6.4                    27.65
                                           ----------             ---                   ------
$ 3 to 29............................      25,679,029             5.5                   $15.68
                                           ==========             ===                   ======

OPTIONS EXERCISABLE:

                        Range of                                               Weighted-Average
                    Exercise Prices                             Shares          Exercise Price
--------------------------------------------------------      ----------       ----------------
$ 3 to 7................................................       2,650,148            $ 5.97
  8 to 11...............................................          33,967             10.11
 12 to 15...............................................       1,581,669             12.98
 16 to 18...............................................      12,430,225             16.43
 19 to 22...............................................       5,079,495             19.58
 23 to 29...............................................         218,255             27.61
                                                              ----------            ------
$ 3 to 29...............................................      21,993,759            $15.75
                                                              ==========            ======

14. CAPITAL STOCK

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

                            SOLUTIA INC.

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

    The Company has 10 million shares of preferred stock, par value $0.01 per share, authorized. As of December 31, 2001, there were no preferred shares issued or outstanding.

15. COMMITMENTS AND CONTINGENCIES

    Commitments, principally in connection with uncompleted additions to property, were approximately $8 million at December 31, 2001. Solutia was contingently liable as a guarantor principally in connection with bank loans totaling approximately $9 million at December 31, 2001. In addition, as of December 31, 2001, the Company was contingently liable under letters of credit, primarily related to environmental remediation, totaling $65 million. Solutia's future minimum payments under noncancelable operating leases and unconditional purchase obligations are $21 million for 2002, $22 million for 2003, $20 million for 2004, $18 million for 2005, $16 million for 2006, and $100 million thereafter.

    Solutia has entered into agreements with customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the products. The unamortized deferred credits were approximately $175 million at December 31, 2001, and approximately $171 million at December 31, 2000.

    In connection with the completion of the external financing agreement for Astaris which expires in September of 2005, Solutia contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. During 2001, Solutia contributed $31 million to the joint venture under this agreement. Solutia anticipates a contribution of up to $25 million will be required in 2002. Solutia believes that this obligation is not likely to have a significant impact on its consolidated financial position, liquidity or profitability.

    In 1993, a co-generation facility was constructed at the Pensacola, Florida manufacturing site to provide the plant with electricity and steam. Solutia financed the construction by placing the co-generation facility in a trust that was funded by a syndicate of commercial banks. Solutia makes monthly operating lease payments and the lease term expires in August 2002. Solutia expects to exercise its option to purchase the co-generation facility from the trust for approximately $32 million with proceeds from the anticipated refinancing during 2002.

    The more significant concentrations in Solutia's trade receivables at year-end were:

                                                                  2001       2000
                                                                  ----       ----
U.S. chemical industry......................................      $53        $ 51
U.S. carpet industry........................................       33          42
European glass industry.....................................       39          38
European chemical industry..................................       81         101

    Management does not anticipate losses on its trade receivables in excess of established allowances.

    Solutia's Statement of Consolidated Financial Position included accrued liabilities of $173 million at December 31, 2001, and $181 million at December 31, 2000, for the remediation of identified waste disposal sites. Expenditures related to remediation activities were $40 million in 2001, $29 million in 2000 and $22 million in 1999. Solutia expects to incur expenditures in the range of $30 million to $40 million annually for remediation activities for the foreseeable future.

                            SOLUTIA INC.

    Uncertainties related to all of Solutia's environmental liabilities include evolving government policy and regulations, the method and extent of remediation and future changes in technology. Because of these uncertainties, Solutia estimates that potential future expenses associated with these liabilities could be an additional $20 million to $30 million. Although the ultimate costs and results of remediation of contaminated sites cannot be predicted with certainty, they are not expected to have a material, adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

    On April 14, 2001, Solutia reached an agreement to settle the claims brought by 1,596 plaintiffs in one of the actions pending in the U.S. District Court for the Northern District of Alabama. The settlement agreement was approved by the court and did not have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability.

    A mechanics' lien in the amount of approximately $42 million was filed on the Chocolate Bayou plant in Alvin, Texas. This lien arises out of a dispute with the contractor, Fluor Daniel, over the construction of Solutia's new acrylonitrile plant. The contractor also alleges a constitutional lien on such property pursuant to the Texas Constitution.

    On October 12, 2000, the printing ink resins unit and a small phenolics production unit at Wiesbaden, Germany were severely damaged by an explosion and fire. No fatalities, serious injuries or environmental damage resulted from the incident. During the first quarter of 2001, Solutia finalized insurance recoveries and, accordingly, recognized a $28 million gain ($17 million aftertax) in other income (expense)--net from the insurance settlements in excess of the net book value of the plant assets and associated losses.

    During the first quarter of 1999, Solutia recorded a $29 million ($18 million aftertax) charge to cost of goods sold to increase reserves related to the anticipated settlement of two lawsuits brought against Monsanto, for which Solutia assumed responsibility in the 1997 spinoff from Monsanto, relating to the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site, and to environmental remediation of the allegedly affected areas. During the third quarter of 2000, Solutia paid approximately $23 million for the settlement of these actions. The remainder of the reserve was established to cover costs associated with environmental remediation of the allegedly affected areas.

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

    Monsanto manufactured PCBs at the Anniston, Alabama plant from 1935 to 1971. Solutia is defending a number of actions in state and federal court in Alabama relating to the alleged emission of PCBs and other allegedly hazardous materials from that plant. Plaintiffs claim to suffer from various personal injuries and are allegedly fearful of future illness. Some claim property damage. To date we have settled approximately 5,900 PCB claims relating to Anniston. Four cases originally filed on behalf of approximately 3,500 plaintiffs were consolidated and a trial of the claims of 16 individuals and one business from that group of plaintiffs is in progress. Plaintiffs in the current trial are claiming property damage and mental anguish and are seeking compensatory and punitive damages and injunctive relief. The jury in that case has returned a verdict finding Solutia liable to plantiffs on theories of negligence, wantonness, suppression, nuisance, trespass and outrage. The issue of damages has not yet been submitted to the jury. The jury also determined that the circumstances in Anniston constitute a public nuisance. The Alabama Attorney General and the District Attorneys in four counties around Anniston intervened in this matter as plaintiffs for the public nuisance count. They seek an order compelling Solutia to pay for a study of the impact of PCBs in the area, and formulating a plan and setting a schedule for cleanup. In addition, the Alabama Department of Environmental Management intervened in this matter to assure that any decision reached has a sound scientific basis. Another Anniston case pending in federal court in Birmingham, Alabama, filed on behalf of 1,116 minor plaintiffs, now involves approximately 15,000 adult and minor plaintiffs. Those plaintiffs claim to suffer unspecified injuries and assert their right to medical monitoring and testing, and seek compensatory and punitive damages in unspecified amounts. The case is scheduled to go to trial in or after February 2003. Liability, if any, that may result from litigation against Solutia is not determinable. These cases are being vigorously defended. Management does not believe that the ultimate resolution of these cases will have a material adverse impact on its consolidated financial position or liquidity. However, it is possible that a resolution of these cases may have a material adverse impact on Solutia's net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability.

                            SOLUTIA INC.

16. SUPPLEMENTAL DATA

    Supplemental income statement data were:

                                                                   2001         2000        1999
                                                                  ------       ------       ----
    Raw material and energy costs...........................      $1,216       $1,300       $984
    Employee compensation and benefits......................         779          824        728
    Taxes other than income.................................         119          113         92
    Rent expense............................................          37           38         26
    Provision for doubtful accounts.........................          11           11         --

    Technological expenses:
        Research and development............................          58           67         58
        Engineering, commercial development and patent......           8           24         22
                                                                  ------       ------       ----
    Total technological expenses............................          66           91         80

    Interest expense:
        Total interest cost.................................          92          101         53
        Less capitalized interest...........................           2           18         13
                                                                  ------       ------       ----
    Net interest expense....................................          90           83         40

17. SEGMENT AND GEOGRAPHIC DATA

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

         Performance Films                        Specialty Products                             Integrated Nylon
-----------------------------------  --------------------------------------------  --------------------------------------------
SAFLEX(R) plastic interlayer         Resins and additives, including ALFTALAT(R)   Nylon intermediate "building block"
                                       polyester resins, RESIMENE(R) and             chemicals
  KEEPSAFE(R), SAFLEX INSIDE(R)        MAPRENAL(R) crosslinkers, SYNTHACRYL(R)
  (in Europe only) and KEEPSAFE        acrylic resins and GELVA(R)
  MAXIMUM(R) glass for residential     pressure-sensitive adhesives
  security and hurricane protection
  windows

LLUMAR(R), VISTA(R) and GILA(R)      Industrial products, including THERMINOL(R)   Merchant polymer and nylon extrusion
  professional and after-market        heat transfer fluids, DEQUEST(R) water        polymers, including VYDYNE(R) and
  window films                         treatment chemicals, SKYDROL(R) hydraulic     ASCEND(R)
                                       fluids and SKYKLEEN(R) cleaning fluids for
  VANCEVA(TM) design, enhanced         aviation and chlorobenzenes                   Carpet fibers, including the
  security and sound attenuation                                                     WEAR-DATED(R) and ULTRON
  films                                                                              VIP(R) brands

Conductive and anti-reflective       Pharmaceutical services, including process    Industrial nylon fibers
  coated films and deep-dyed films     research, process development services,
                                       scale-up capabilities and small scale         ACRILAN(R) acrylic fibers for
                                       manufacturing for the pharmaceutical          apparel, upholstery fabrics, craft yarns
                                       industry                                      and other applications

    Accounting policies of the segments are the same as those used in the preparation of Solutia's consolidated financial statements. Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes (EBIT), which includes marketing, administrative, technological, and amortization expenses and other non-recurring charges such as restructuring and asset impairment charges that can be directly attributable to the operating segment. Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings (loss) from affiliates,

                            SOLUTIA INC.

interest expense, other income--net and expense items, and certain non-recurring items such as gains and losses on asset dispositions and restructuring charges that are not directly attributable to the operating segment. Solutia accounts for intersegment sales at agreed upon transfer prices. Intersegment sales are eliminated in consolidation. Segment assets consist primarily of customer receivables, raw materials and finished goods inventories, fixed assets, goodwill and identified intangible assets directly associated with the production processes of the segment (direct fixed assets). Segment depreciation and amortization are based upon direct tangible and intangible assets. Unallocated assets consist primarily of deferred taxes, certain investments in equity affiliates and indirect fixed assets.

    Solutia's 2001, 2000 and 1999 segment information follows:

                                                                        Year Ended December 31,
                                        ---------------------------------------------------------------------------------------
                                                  2001                           2000                           1999
                                        -------------------------      -------------------------      -------------------------
                                                 INTER-                         Inter-                         Inter-
                                         NET     SEGMENT                Net     segment                Net     segment
                                        SALES     SALES    PROFIT      Sales     Sales    Profit      Sales     Sales    Profit
                                        ------   -------   ------      ------   -------   ------      ------   -------   ------
SEGMENT:
    Performance Films.............      $  591     $--     $  61       $  692     $--     $ 106       $  669     $--     $ 126
    Specialty Products............         918      --        77        1,004      --        32          760       2       119
    Integrated Nylon..............       1,308      --        11        1,490       1       (29)       1,407       4       161
                                        ------     ---     -----       ------     ---     -----       ------     ---     -----
SEGMENT TOTALS....................       2,817      --       149        3,186       1       109        2,836       6       406

RECONCILIATION TO CONSOLIDATED
  TOTALS:
    Sales eliminations............                                         (1)     (1)                    (6)     (6)
    Corporate expenses............                          (121)                          (107)                          (111)
    Equity earnings (loss) from
      affiliates..................                           (13)                            37                             38
    Interest expense..............                           (90)                           (83)                           (40)
    Gain on sale of Polymer
      Modifiers business..........                            --                             73                             --
    Other income (expense)--net...                            (2)                            12                             10
                                        ------     ---                 ------     ---                 ------     ---
CONSOLIDATED TOTALS:
    NET SALES.....................      $2,817     $--                 $3,185     $--                 $2,830     $--
                                        ======     ===     -----       ======     ===     -----       ======     ===     -----
    INCOME (LOSS) BEFORE INCOME
      TAXES.......................                         $ (77)                         $  41                          $ 303
                                                           =====                          =====                          =====

                                                               Year Ended December 31,
                                         --------------------------------------------------------------------
                                                      2001                                 2000
                                         -------------------------------      -------------------------------
                                                  CAPITAL   DEPRECIATION               Capital   Depreciation
                                                  EXPEN-        AND                    Expen-        and
                                         ASSETS   DITURES   AMORTIZATION      Assets   ditures   Amortization
                                         ------   -------   ------------      ------   -------   ------------
SEGMENT:
 Performance Films.................      $  561     $39         $ 38          $  565    $ 28         $ 44
 Specialty Products................       1,076      35           59           1,144      31           61
 Integrated Nylon..................         901      20           83           1,102     159           83
                                         ------     ---         ----          ------    ----         ----
SEGMENT TOTALS.....................      $2,538     $94         $180          $2,811    $218         $188

RECONCILIATION TO CONSOLIDATED
 TOTALS:
 Unallocated amounts...............         870      --            4             770       3            3
                                         ------     ---         ----          ------    ----         ----
CONSOLIDATED TOTALS................      $3,408     $94         $184          $3,581    $221         $191
                                         ======     ===         ====          ======    ====         ====

                                         Year Ended December 31,
                                     -------------------------------
                                                  1999
                                     -------------------------------
                                              Capital   Depreciation
                                              Expen-        and
                                     Assets   ditures   Amortization
                                     ------   -------   ------------
SEGMENT:
 Performance Films.................  $  663    $ 21         $ 42
 Specialty Products................   1,274      20           29
 Integrated Nylon..................   1,089     210           79
                                     ------    ----         ----
SEGMENT TOTALS.....................  $3,026    $251         $150

RECONCILIATION TO CONSOLIDATED
 TOTALS:
 Unallocated amounts...............     744       6            1
                                     ------    ----         ----
CONSOLIDATED TOTALS................  $3,770    $257         $151
                                     ======    ====         ====

    Solutia's geographic information for 2001, 2000 and 1999 follows:

                                                                             Net Sales                    Long-Lived Assets
                                                                  --------------------------------       -------------------
                                                                   2001         2000         1999         2001         2000
                                                                  ------       ------       ------       ------       ------
     U.S....................................................      $1,618       $1,939       $1,992       $  846       $  899
    Other countries.........................................       1,199        1,246          838          297          306
                                                                  ------       ------       ------       ------       ------
    CONSOLIDATED TOTALS.....................................      $2,817       $3,185       $2,830       $1,143       $1,205
                                                                  ======       ======       ======       ======       ======

                            SOLUTIA INC.

18. QUARTERLY DATA--UNAUDITED

                                                                   First        Second         Third        Fourth       Total
                                                                  Quarter       Quarter       Quarter       Quarter       Year
                                                                  -------       -------       -------       -------      ------
    Net Sales....................................      2001       $  747        $  737        $  690        $  643       $2,817
                                                       2000       $  846        $  834        $  774        $  731       $3,185

    Gross Profit (Loss)..........................      2001          128           128           129            44          429
                                                       2000          199           158           143           (14)         486

    Operating Income (Loss)......................      2001           21            22            24           (73)          (6)
                                                       2000           79            37            35          (127)          24

    Net Income (Loss)............................      2001           22            13             7          (101)         (59)
                                                       2000           51             4            78           (84)          49

    Basic Earnings (Loss) per Share..............      2001         0.21          0.13          0.07         (0.97)       (0.57)
                                                       2000         0.47          0.04          0.75         (0.82)        0.46

    Diluted Earnings (Loss) per Share............      2001         0.21          0.12          0.07         (0.97)       (0.57)
                                                       2000         0.46          0.04          0.74         (0.81)        0.46

    Common Stock Price:
        2001.....................................      HIGH        14.85         15.07         14.14         14.28        15.07
                                                        LOW        12.06         12.03         11.25         11.71        11.25

        2000.....................................      High        17.19         15.56         15.69         13.00        17.19
                                                        Low        11.63         11.25         10.38         10.88        10.38

    Net income in the first quarter of 2001 includes an aftertax gain of $17 million from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany. Net loss in the fourth quarter of 2001 includes aftertax charges of $96 million to cover Solutia's share of restructuring costs at its Astaris and Flexsys joint ventures, increases to environmental and self-insurance reserves, additional severance costs and the write down of certain non-performing assets.

    Net income in the second quarter of 2000 includes special net aftertax charges of $31 million principally associated with the formation and start-up of the Astaris joint venture and Solutia's share of restructuring and asset impairment charges recorded by the Flexsys joint venture. Net income in the third quarter of 2000 includes a $46 million aftertax gain on sale of the Polymer Modifiers business and income of $7 million recorded in income taxes related to changes in German income tax laws. Net loss in the fourth quarter of 2000 includes restructuring and asset impairment charges of $96 million aftertax.

    Under SFAS No. 128, "Earnings per Share," the quarterly and total year calculations of basic and diluted earnings (loss) per share are based on weighted average shares outstanding for that quarterly or total year period, respectively. As a result, the sum of diluted earnings (loss) per share for the quarterly periods may not equal total year earnings (loss) per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.

    None.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information about directors and executive officers appearing under "Election of Directors" on pages 5 through 7 of Solutia's Notice of Annual Meeting and Proxy Statement dated March 14, 2002, is incorporated by reference. The following information about Solutia's executive officers on March 1, 2002, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

                                                              Year First
                                                              Became an
                                       Present Position       Executive
       Name-Age                        with Registrant         Officer     Other Business Experience since January 1, 1997
----------------------------------------------------------------------------------------------------------------------------
John C. Hunter III, 55           Chairman, President, Chief     1997      President, Chief Operating Officer and Director,
                                 Executive Officer and                    1997-1999. President, Fibers Business Unit, Monsanto,
                                 Director                                 1995-1997.

Karl R. Barnickol, 60            Senior Vice President,         1997      Associate General Counsel and Assistant Secretary of
                                 General Counsel and                      Monsanto, 1985-1997.
                                 Secretary

Robert A. Clausen, 57            Senior Vice President and      1997      President, Monsanto Business Services, 1994-1997.
                                 Chief Financial Officer;
                                 Advisory Director

Sheila B. Feldman, 47            Vice President, Human          1997      Vice President, Human Resources, 1997-1999. Director,
                                 Resources and Public Affairs             Human Resources, Monsanto Business Services and
                                                                          Stewardship, 1995-1997.

Gerald R. Hayden, 55             Vice President, Corporate      2001      Director, Customer Operations, 1997-2001.
                                 Services

Victoria M. Holt, 44             Vice President and General     1999      Vice President and General Manager, Saflex, 1999-2001.
                                 Manager, Performance Films               Vice President and General Manager, Acrilan Business
                                                                          Unit, 1997-1998. Business Director, Acrilan Business
                                                                          Unit, Monsanto, 1996-1997.

Monika Riese-Martin, 45          Vice President and General     2002      Vice President and General Manager, Aqualon Division
                                 Manager, Resins and                      of Hercules Inc., 1998-2002. Business Director,
                                 Additives and Industrial                 Hercules Inc., 1996-1998.
                                 Products

John F. Saucier, 48              Vice President and General     2001      Vice President, Strategic Planning, Mergers and
                                 Manager, Integrated Nylon                Acquisitions, 1997-2001.

    The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

    Information appearing under "Compensation of Directors" on page 9 and under "Summary Compensation Table," "Option Grants in 2001," "Aggregated Option Exercises in 2001 and Year-End Option Values,"
"Pension Plans" and "Agreements with Named Executive Officers" on pages 15 through 18 of Solutia's 2002 Proxy Statement is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information appearing under "Ownership of Solutia Common Stock" on pages 9 through 11 of Solutia's 2002 Proxy Statement is incorporated here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this report:

        1. Financial Statements--See the Index to Consolidated
           Financial Statements and Financial Statement Schedule at page 27 of this report.

        2. The following supplemental schedule for the years ended December 31, 2001, 2000 and 1999

               II--Valuation and Qualifying Accounts

           All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

        3. Exhibits--See the Exhibit Index beginning at page 57 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(a), 10(b), 10(d), 10(e), 10(f), 10(h),
           10(i), 10(j), 10(k), 10(l), 10(n) and 10(r) on pages 57 and
           58 of the Exhibit Index. The following exhibits listed in the Exhibit Index are filed with this report:

           3      By-Laws of Solutia Inc., as amended February 27, 2002

           21     Subsidiaries of the Registrant (see page 60)

           23     Independent Auditors' Consent (see page 61)

           24(a)  Powers of attorney submitted by John C. Hunter III,
                  Robert A. Clausen, James M. Sullivan, Paul Donovan,
                  Paul H. Hatfield, Robert H. Jenkins, Frank A. Metz, Jr.,
                  J. Patrick Mulcahy, Sally G. Narodick, William D. Ruckelshaus and John B. Slaughter

           24(b) Certified copy of board resolution authorizing Form 10-K filing using powers of attorney

           99     Computation of the Ratio of Earnings to Fixed Charges
                  (see page 63)

    (b) Reports on Form 8-K during the quarter ended December 31, 2001:

        Solutia filed a Form 8-K on December 21, 2001.

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

Date: March 7, 2002

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

                  Signature                               Title                                      Date
                  ---------                               -----                                      ----

                      *                        Chairman, President,                              March 7, 2002
---------------------------------------------  Chief Executive Officer and Director
             John C. Hunter III                (Principal Executive Officer)

           /s/  ROBERT A. CLAUSEN              Senior Vice President and                         March 7, 2002
---------------------------------------------  Chief Financial Officer
              Robert A. Clausen                (Principal Financial Officer)

           /s/  JAMES M. SULLIVAN              Vice President and Controller                     March 7, 2002
---------------------------------------------  (Principal Accounting Officer)
              James M. Sullivan

                      *                        Director                                          March 7, 2002
---------------------------------------------
                Paul Donovan

                      *                        Director                                          March 7, 2002
---------------------------------------------
              Paul H. Hatfield

                      *                        Director                                          March 7, 2002
---------------------------------------------
              Robert H. Jenkins

                      *                        Director                                          March 7, 2002
---------------------------------------------
             Frank A. Metz, Jr.

                      *                        Director                                          March 7, 2002
---------------------------------------------
             J. Patrick Mulcahy




                  Signature                        Title                                              Date
                  ---------                        -----                                              ----

                      *                        Director                                          March 7, 2002
---------------------------------------------
              Sally G. Narodick

                      *                        Director                                          March 7, 2002
---------------------------------------------
           William D. Ruckelshaus

                      *                        Director                                          March 7, 2002
---------------------------------------------
              John B. Slaughter


*Karl R. Barnickol, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this
Form 10-K.


                                                                                       /s/  KARL R. BARNICKOL
                                                                                    ----------------------------
                                                                                         Karl R. Barnickol
                                                                                          Attorney-in-Fact

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

 3(b)            By-Laws of Solutia Inc., as amended February 27, 2002

 4(a) Rights Agreement (incorporated by reference to Exhibit 4 of Solutia's Registration Statement on Form 10 filed on
                 August 7, 1997)

 4(b) Amendment to Rights Agreement, dated as of November 1, 2001, and Certificate regarding change of Rights Agent
                 (incorporated by reference to Exhibit 4.4 of Solutia's
                 Registration Statement on Form S-3 (333-75812) filed
                 December 21, 2001)

 4(c)            Indenture dated as of October 1, 1997, between Solutia Inc.
                 and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Solutia's Form 10-Q for the quarter ended September 30, 1997)

 4(d)            6.5% Notes due 2002 in the principal amount of $150,000,000
                 (incorporated by reference to Exhibit 4.2 of Solutia's
                 Form 10-Q for the quarter ended September 30, 1997)

 4(e) 7.375% Debentures due 2027 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.3 of Solutia's Form 10-Q for the quarter ended September 30, 1997)

 4(f) 7.375% Debentures due 2027 in the principal amount of $100,000,000 (incorporated by reference to Exhibit 4.4 of Solutia's Form 10-Q for the quarter ended September 30, 1997)

 4(g) 6.72% Debentures due 2037 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4.5 of Solutia's Form 10-Q for the quarter ended September 30, 1997)

 4(h)            Registrant agrees to furnish to the Securities and Exchange
                 Commission upon request copies of instruments defining the rights of holders of certain unregistered long-term debt of the registrant and its consolidated subsidiaries.

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

---------
*Confidential treatment has been granted for a portion of this exhibit.

                     EXHIBIT INDEX (CONTINUED)

Exhibit No.      Description
-----------      -----------
10(c)            Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10(b) of Solutia's Registration
                 Statement on Form S-1 (333-36355) filed September 25, 1997)

10(d) Solutia Inc. Management Incentive Replacement Plan as amended on April 28, 1999 (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended June 30, 1999)

10(e) Solutia Inc. 1997 Stock-Based Incentive Plan as amended on April 28, 1999 and April 26, 2000 (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended June 30, 2000)

10(f) Solutia Inc. Non-Employee Director Compensation Plan, as amended February 24, 1999, January 26, 2000 and June 27, 2001 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended June 30, 2001)

10(g) U.S. $800,000,000 Amended and Restated Five Year Credit Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10(g) of Solutia's Form 10-K for the year ended December 31, 1999)

10(h) Form of Employment Agreement with certain Named Executive Officers (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended March 31, 1998)

10(i) Form of Employment Agreement with other executive officers (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended March 31, 1998)

10(j) Solutia Inc. Annual Incentive Plan (incorporated by reference to Appendix B of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(k) Solutia Inc. Long-Term Incentive Plan (incorporated by reference to Appendix C of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(l) Solutia Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended September 30, 1998)

10(m) Agreement, dated 10th November, 1999, for the sale and purchase of class A shares, preference shares and loan stock and the cancellation of warrants in Viking Resins Group Holdings B.V. between (a) Solutia Inc., as purchaser,
                 (b) the holders of the A shares, preference shares and loan stock as sellers, and (c) the warrantholders (incorporated by reference to Exhibit 2.1 of Solutia's Form 8-K filed on January 4, 2000)

10(n) Solutia Inc. 2000 Stock-Based Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(o)            Amendment No. 1, dated as of November 21, 2000, to U.S.
                 $800,000,000 Amended and Restated Five-Year Credit Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10(p) of Solutia's Form 10-K for the year ended December 31, 2000)

10(p)            Amendment No. 2, dated as of February 1, 2001, to U.S.
                 $800,000,000 Amended and Restated Five-Year Credit Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended March 31, 2001)

10(q)            Amendment No. 3, dated as of November 16, 2001, to U.S.
                 $800,000,000 Amended and Restated Five-Year Credit Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K Report filed December 21, 2001)

10(r) Letter Agreement between Solutia Inc. and Michael E. Miller dated January 23, 2001 (incorporated by reference to Exhibit 10.3 of Solutia's Form 10-Q for the quarter ended March 31, 2001)

                     EXHIBIT INDEX (CONTINUED)

Exhibit No.      Description
-----------      -----------
11               Omitted--Inapplicable; see "Statement of Consolidated Income
                 (Loss)" on page 29

21               Subsidiaries of the Registrant (see page 60)

23               Independent Auditors' Consent (see page 61)

24(a)            Powers of Attorney submitted by John C. Hunter III,
                 Robert A. Clausen, James M. Sullivan, Paul Donovan,
                 Paul H. Hatfield, Robert H. Jenkins, Frank A. Metz, Jr.,
                 J. Patrick Mulcahy, Sally G. Narodick, William D. Ruckelshaus and John B. Slaughter

24(b) Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney

99               Computation of the Ratio of Earnings to Fixed Charges
                 (see page 63)

---------
Only Exhibits Nos. 21, 23, and 99 have been included in the printed copy of this report.