Form 10-Q
period 2002-03-31
SOLUTIA INC
filed 2002-04-26
CIK 1043382

=============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(MARK ONE)
           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                 OUTSTANDING AT
                CLASS                            MARCH 31, 2002
                -----                            --------------

    COMMON STOCK, $0.01 PAR VALUE              104,779,372 SHARES

=============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SOLUTIA INC.

                     STATEMENT OF CONSOLIDATED INCOME (LOSS)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                   2002           2001
                                                                  ------         ------
NET SALES...................................................      $  654         $  747
Cost of goods sold..........................................         532            619
                                                                  ------         ------
GROSS PROFIT................................................         122            128
Marketing expenses..........................................          43             46
Administrative expenses.....................................          36             36
Technological expenses......................................          15             17
Amortization expense........................................           1              8
                                                                  ------         ------
OPERATING INCOME............................................          27             21
Equity earnings from affiliates--net of tax.................           8              4
Interest expense............................................         (25)           (22)
Other income--net...........................................           7             31
                                                                  ------         ------
INCOME BEFORE INCOME TAXES..................................          17             34
Income taxes................................................           3             12
                                                                  ------         ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................          14             22
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........        (167)           --
                                                                  ------         ------
NET INCOME (LOSS)...........................................      $ (153)        $   22
                                                                  ======         ======
BASIC EARNINGS PER SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................      $ 0.13         $ 0.21
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........      $(1.59)        $  --
                                                                  ------         ------
NET INCOME (LOSS)...........................................      $(1.46)        $ 0.21
                                                                  ======         ======
DILUTED EARNINGS PER SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................      $ 0.13         $ 0.21
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........      $(1.59)        $  --
                                                                  ------         ------
NET INCOME (LOSS)...........................................      $(1.46)        $ 0.21
                                                                  ======         ======
Weighted average equivalent shares (in millions):
    Basic...................................................       104.7          103.4
    Effect of dilutive securities:
        Common share equivalents--common shares issuable
          upon exercise of outstanding stock options........         0.4            1.4
                                                                  ------         ------
    Diluted.................................................       105.1          104.8
                                                                  ======         ======

                  STATEMENT OF CONSOLIDATED COMPREHENSIVE LOSS
                              (DOLLARS IN MILLIONS)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  ---------------------
                                                                   2002           2001
                                                                  ------         ------
NET INCOME (LOSS)...........................................      $ (153)        $   22
OTHER COMPREHENSIVE LOSS:
Currency translation adjustments............................          (5)           (36)
Unrealized investment gains, net of tax.....................           1            --
Net realized (gain) loss on derivative instruments, net
  of tax....................................................           1             (2)
                                                                  ------         ------
COMPREHENSIVE LOSS..........................................      $ (156)        $  (16)
                                                                  ======         ======

See accompanying Notes to Consolidated Financial Statements.

                                  SOLUTIA INC.

                  STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                      MARCH 31,       DECEMBER 31,
                                                                        2002              2001
                                                                      ---------       ------------
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................................       $   19            $   23
Trade receivables, net of allowance of $22 in 2002
  and $22 in 2001...............................................          390               352
Miscellaneous receivables.......................................           85               105
Prepaid expenses................................................           14                15
Deferred income tax benefit.....................................          123               123
Inventories.....................................................          314               303
                                                                       ------            ------
TOTAL CURRENT ASSETS............................................          945               921
PROPERTY, PLANT AND EQUIPMENT:
Land............................................................           58                58
Buildings.......................................................          425               425
Machinery and equipment.........................................        3,009             3,006
Construction in progress........................................           43                51
                                                                       ------            ------
Total property, plant and equipment.............................        3,535             3,540
Less accumulated depreciation...................................        2,415             2,397
                                                                       ------            ------
NET PROPERTY, PLANT AND EQUIPMENT...............................        1,120             1,143
INVESTMENTS IN AFFILIATES.......................................          223               313
GOODWILL, net...................................................          291               386
IDENTIFIED INTANGIBLE ASSETS, net...............................           69               194
LONG-TERM DEFERRED INCOME TAX BENEFIT...........................          239               254
OTHER ASSETS....................................................          188               197
                                                                       ------            ------
TOTAL ASSETS....................................................       $3,075            $3,408
                                                                       ======            ======
           LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable................................................       $  236            $  233
Wages and benefits..............................................           46                56
Postretirement liabilities......................................           93                82
Miscellaneous accruals..........................................          350               362
Short-term debt.................................................          603               683
                                                                       ------            ------
TOTAL CURRENT LIABILITIES.......................................        1,328             1,416
LONG-TERM DEBT..................................................          623               627
POSTRETIREMENT LIABILITIES......................................          933               947
OTHER LIABILITIES...............................................          458               531

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
  Issued: 118,400,635 shares in 2002 and 2001...................            1                 1
  Net deficiency of assets at spinoff...........................         (113)             (113)
  Treasury stock, at cost (13,621,263 shares in 2002 and
    13,921,604 shares in 2001)..................................         (251)             (257)
Unearned ESOP shares............................................          --                 (1)
Accumulated other comprehensive loss............................         (147)             (144)
Reinvested earnings.............................................          243               401
                                                                       ------            ------
SHAREHOLDERS' DEFICIT...........................................         (267)             (113)
                                                                       ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.....................       $3,075            $3,408
                                                                       ======            ======

See accompanying Notes to Consolidated Financial Statements.

                                  SOLUTIA INC.

                       STATEMENT OF CONSOLIDATED CASH FLOW
                              (DOLLARS IN MILLIONS)
                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                  2002          2001
                                                                  -----         ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)...........................................      $(153)        $ 22
Adjustments to reconcile to Cash From Operations:
    Cumulative effect of change in accounting principle.....        167          --
    Depreciation and amortization...........................         38           45
    Amortization of deferred credits........................         (3)          (3)
    Net pretax gains from asset disposals...................         (5)         (28)
    Changes in assets and liabilities:
        Income and deferred taxes...........................         57           (2)
        Trade receivables...................................        (38)         (20)
        Inventories.........................................        (11)         (14)
        Accounts payable....................................          3          (39)
        Other assets and liabilities........................        (64)         (32)
                                                                  -----         ----
CASH FROM OPERATIONS........................................         (9)         (71)
                                                                  -----         ----

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (13)         (24)
Acquisition and investment payments, net of cash acquired...        --            (1)
Property disposals and investment proceeds..................         98           31
                                                                  -----         ----
CASH FROM INVESTING ACTIVITIES..............................         85            6
                                                                  -----         ----

FINANCING ACTIVITIES:
Net change in short-term debt obligations...................        (81)          53
Common stock issued under employee stock plans..............          1            5
Other financing activities..................................        --            (2)
                                                                  -----         ----
CASH FROM FINANCING ACTIVITIES..............................        (80)          56
                                                                  -----         ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............         (4)          (9)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         23           19
                                                                  -----         ----
END OF PERIOD...............................................      $  19         $ 10
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

    These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2002. A summary of our critical accounting policies is presented on page 13 of our most recent Form 10-K. There have been no material changes in the accounting policies followed by Solutia during fiscal year 2002 except for those changes described in Footnote 5.

    The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications to prior year's financial information have been made to conform to the 2002 presentation.

2. RESTRUCTURING RESERVES

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

    The following table summarizes the 2000 restructuring charge and amounts utilized to carry out those plans:

                                                        SHUTDOWN OF        ASSET WRITE-       OTHER
                                                        FACILITIES            DOWNS           COSTS        TOTAL
                                                        -----------        ------------       -----        -----
    Balance at January 1, 2000....................          $--                $--             $--          $--
        Charges taken.............................             2                  2               4            8
        Amounts utilized..........................           --                  (2)            --            (2)
                                                            ----               ----            ----         ----
    Balance at December 31, 2000..................             2                --                4            6
        Amounts utilized..........................           --                 --              --           --
                                                            ----               ----            ----         ----
    Balance at December 31, 2001..................             2                --                4            6
        Amounts utilized..........................           --                 --              --           --
                                                            ----               ----            ----         ----
    BALANCE AT MARCH 31, 2002.....................          $  2               $--             $  4         $  6
                                                            ====               ====            ====         ====

3. INVENTORY VALUATION

    The components of inventories as of March 31, 2002, and December 31, 2001, were as follows:

                                                    MARCH 31,       DECEMBER 31,
                                                      2002              2001
                                                    ---------       ------------
Finished goods................................        $ 216            $ 209
Goods in process..............................          109              107
Raw materials and supplies....................          101              100
                                                      -----            -----
Inventories, at FIFO cost.....................          426              416
Excess of FIFO over LIFO cost.................         (112)            (113)
                                                      -----            -----
TOTAL.........................................        $ 314            $ 303
                                                      =====            =====

4. CONTINGENCIES

    Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of the spinoff, Solutia assumed from Monsanto, under a distribution agreement, liabilities related to specified legal proceedings. As a result, although Monsanto remains the named defendant, Solutia is required to manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from the litigation. Such matters arise out of the normal course of business and relate to product liability; government regulation, including environmental issues; employee relations and other issues. Certain of the lawsuits and claims seek damages in very large amounts. Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation, except as noted below, will not have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

    Solutia's Annual Report on Form 10-K for the year ended December 31, 2001, describes four consolidated cases, sometimes referred to as Abernathy
v. Monsanto or Bowie v. Monsanto, which have been in trial in Circuit Court for Etowah County, Alabama. The trial court departed from its announced schedule and did not submit the issue of compensatory damages for the 17 Phase I trial plaintiffs to the jury for determination. Instead the court has proceeded to hear damages evidence for all plaintiffs making property damage claims. In addition the court has completed hearing evidence on plaintiffs' claims for an injunction directing defendants to implement a cleanup in Anniston and has referred the matter to a Special Master for a recommendation. On March 25, 2002, the United States Environmental Protection Agency ("EPA") filed a Partial Consent Decree ("the Decree") in U.S. District Court for the Northern District of Alabama. Pursuant to the Decree Solutia has agreed to conduct a Remedial Investigation and Feasibility Study which will provide the information upon which the EPA will base its decision on the appropriate remedial action in Anniston. We have argued that the filing of the Decree has preempted the state court's jurisdiction over any cleanup in Anniston.

    Solutia, Monsanto Company, and Pharmacia Corporation are named as defendants in an action called Oliver v. Monsanto, filed on behalf of a single plaintiff in U.S. District Court for the Northern District of Alabama. Plaintiff alleges that she has been exposed to PCBs from the Anniston plant and that PCBs are present on her property. Plaintiff seeks compensatory and punitive damages in an unspecified amount, and claims entitlement to medical monitoring. Solutia is vigorously defending this action.

    Management does not believe that the ultimate resolution of the matters related to Anniston, Alabama will have a material adverse impact on its consolidated financial position or liquidity. However, it is possible that a resolution of these cases may have a material adverse impact on Solutia's net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, Solutia adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible
Assets." In accordance with SFAS No. 142, Solutia discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. This statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended March 31, 2002, Solutia subsumed into goodwill $74 million of intangible assets net of related deferred tax liabilities representing assembled workforce and noncontractual customer relationships that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

    Net income (loss) and earnings (loss) per share for the first quarter of 2002 and 2001, adjusted to exclude the non-amortization provisions of SFAS No. 142, net of tax, are as follows:

                                                                  MARCH 31,        MARCH 31,
                                                                    2002              2001
                                                                  ---------        ---------
Net income:
     Income before cumulative effect of change in accounting
       principle............................................       $   14            $   22
     Goodwill amortization..................................          --                  5
     Subsumed intangible assets amortization................          --                  1
     Equity method goodwill and trademark amortization......          --                  1
     Cumulative effect of change in accounting principle....         (167)              --
                                                                   ------            ------
ADJUSTED NET INCOME (LOSS)..................................       $ (153)           $   29
                                                                   ======            ======

                                                                  MARCH 31,        MARCH 31,
                                                                    2002              2001
                                                                  ---------        ---------
Basic earnings (loss) per share:
    Income before cumulative effect of change in accounting
      principle.............................................       $ 0.13            $ 0.21
    Goodwill amortization...................................          --               0.05
    Subsumed intangible assets amortization.................          --               0.01
    Equity method goodwill and trademark amortization.......          --               0.01
    Cumulative effect of change in accounting principle.....        (1.59)              --
                                                                   ------            ------
ADJUSTED BASIC EARNINGS (LOSS) PER SHARE....................       $(1.46)           $ 0.28
                                                                   ======            ======

                                                                  MARCH 31,        MARCH 31,
                                                                    2002             2001
                                                                  ---------        ---------
Diluted earnings (loss) per share:
    Income before cumulative effect of change in accounting
      principle.............................................       $ 0.13            $ 0.21
    Goodwill amortization...................................          --               0.05
    Subsumed intangible assets amortization.................          --               0.01
    Equity method goodwill and trademark amortization.......          --               0.01
    Cumulative effect of change in accounting principle.....        (1.59)              --
                                                                   ------            ------
ADJUSTED DILUTED EARNINGS (LOSS) PER SHARE..................       $(1.46)           $ 0.28
                                                                   ======            ======

    Identified intangible assets are as follows:

                                                              GROSS           MARCH 31, 2002            NET
                                                            CARRYING           ACCUMULATED           CARRYING
                                                              VALUE            AMORTIZATION            VALUE
                                                            --------          --------------         --------
Amortized intangible assets:
    Contractual customer relationships................        $ 23                 $ (3)               $ 20
    Patents...........................................           6                   (2)                  4
    Employment agreements.............................           5                   (1)                  4
    Other.............................................           6                   (4)                  2
                                                              ----                 ----                ----
TOTAL AMORTIZED INTANGIBLE ASSETS.....................        $ 40                 $(10)               $ 30
                                                              ----                 ----                ----
Unamortized intangible assets:
    Trademarks........................................        $ 45                 $ (6)               $ 39
                                                              ----                 ----                ----
TOTAL UNAMORTIZED INTANGIBLE ASSETS...................        $ 45                 $ (6)               $ 39
                                                              ----                 ----                ----
                                                              GROSS         DECEMBER 31, 2001           NET
                                                            CARRYING           ACCUMULATED           CARRYING
                                                              VALUE            AMORTIZATION            VALUE
                                                            --------        -----------------        --------
Intangible assets:
    Customer relationships............................        $149                 $(14)               $135
    Trademarks........................................          45                   (6)                 39
    Assembled workforce...............................          10                   (2)                  8
    Patents...........................................           7                   (2)                  5
    Employment agreements.............................           5                  --                    5
    Other.............................................           6                   (4)                  2
                                                              ----                 ----                ----
TOTAL INTANGIBLE ASSETS...............................        $222                 $(28)               $194
                                                              ====                 ====                ====

    There were no acquisitions of intangible assets during the first quarter of 2002. Intangible asset amortization expense was $1 million for the first quarter of 2002. As a result of adoption of SFAS No. 142, there have been no changes to amortizable lives or methods. Amortization expense for the net carrying amount of intangible assets is estimated to be $4 million in 2002, $4 million in 2003, $4 million in 2004, $4 million in 2005 and $4 million in 2006.

    Goodwill as allocated by reportable segment is as follows:

                                                       PERFORMANCE        SPECIALTY       INTEGRATED
                                                          FILMS           PRODUCTS           NYLON          TOTAL
                                                       -----------        ---------       ----------        -----
Gross goodwill, December 31, 2001................          $ 84             $ 347            $--            $ 431
Accumulated amortization.........................           (11)              (34)                            (45)
                                                           ----             -----            ----           -----
Net goodwill, December 31, 2001..................          $ 73             $ 313            $--            $ 386
Intangible assets subsumed:
    Noncontractual customer relationships........           --                114             --              114
    Assembled workforce..........................           --                  8             --                8
    Deferred tax liabilities.....................           --                (48)            --              (48)
Impairment loss..................................           --               (167)            --             (167)
Translation......................................           --                 (2)            --               (2)
                                                           ----             -----            ----           -----
Goodwill, March 31, 2002.........................          $ 73             $ 218            $--            $ 291
                                                           ====             =====            ====           =====

    Fair value measurements of the reporting units were estimated by a third-party specialist utilizing both an income and market multiple approach. Based on this analysis, Solutia recorded an impairment loss of $167 million for the Resins and Additives business in the Specialty Products segment due to declining estimates of future results given current economic and market conditions. This goodwill is non-deductible for tax purposes. The impairment charge is reflected as the cumulative effect of change in accounting principle in the accompanying statement of consolidated income (loss).

6. INVESTMENTS IN AFFILIATES

    During the first quarter of 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation for approximately $102 million. The sale resulted in a gain of $5 million
($3 million aftertax).

7. SEGMENT DATA

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

      PERFORMANCE FILMS                   SPECIALTY PRODUCTS                   INTEGRATED NYLON
      -----------------                   ------------------                   ----------------
SAFLEX(R) plastic interlayer        Resins and additives,               Nylon intermediate "building
                                      including ALFTALAT(R)               block" chemicals
  KEEPSAFE(R), SAFLEX                 polyester resins,
  INSIDE(R) (in Europe only)          RESIMENE(R) and MAPRENAL(R)         Merchant polymer and nylon
  and KEEPSAFE MAXIMUM(R)             crosslinkers, SYNTHACRYL(R)         extrusion polymers,
  glass for residential               acrylic resins and GELVA(R)         including VYDYNE(R) and
  security and hurricane              pressure-sensitive adhesives        ASCEND(R)
  protection windows

LLUMAR(R), VISTA(R) and             Industrial products, including      Carpet fibers, including the
  GILA(R) professional and            THERMINOL(R) heat transfer          WEAR-DATED(R) and ULTRON
  after-market window films           fluids, DEQUEST(R) water            VIP(R) brands
                                      treatment chemicals,
VANCEVA(TM) design, enhanced          SKYDROL(R) hydraulic fluids       Industrial nylon fibers
  security and sound                  and SKYKLEEN(R) cleaning
  attenuation films                   fluids for aviation and
                                      chlorobenzenes

Conductive and anti-reflective      Pharmaceutical services,            ACRILAN(R) acrylic fibers for
  coated films and deep-dyed          including process research,         apparel, upholstery fabrics,
  films                               process development                 craft yarns and other
                                      services, scale-up                  applications
                                      capabilities and small scale
                                      manufacturing for the
                                      pharmaceutical industry

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

    Segment data for the three months ended March 31, 2002, and 2001 are as follows:

                                                                 THREE MONTHS ENDED MARCH 31,
                                       ---------------------------------------------------------------------------------
                                                       2002                                         2001
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT                      NET        INTERSEGMENT
                                       SALES          SALES          PROFIT         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films................    $  142          $--            $ 19          $  151          $--            $ 16
  Specialty Products (a)...........       216           --              20             251           --              49
  Integrated Nylon.................       296           --               7             345           --              (5)
                                       ------          ----           ----          ------          ----           ----
SEGMENT TOTALS.....................       654           --              46             747           --              60
RECONCILIATION TO CONSOLIDATED
   TOTALS:
  Corporate expenses...............                                    (17)                                         (10)
  Equity earnings from affiliates,
    net of tax.....................                                      8                                            5
  Interest expense.................                                    (25)                                         (22)
  Other income--net (b)............                                      5                                            1
CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $  654          $--                          $  747          $--
                                       ======          ====           ----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.......                                   $ 17                                         $ 34
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

(b)     Other income--net for the three months ended March 31, 2002, includes a gain from the sale of Solutia's
        50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of
        Exxon Mobil Corporation ($5 million pretax, $3 million aftertax).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows, liquidity and financing. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business and market conditions, customer acceptance of new products, raw material and energy pricing, currency fluctuations, increased competitive and/or customer pressure, ability to divest existing businesses, ability and cost to refinance debt, exposure to product liability and other litigation and cost of environmental remediation, changes in accounting principles generally accepted in the United States of America and ability to implement cost reduction initiatives in a timely manner.

CRITICAL ACCOUNTING POLICIES

    A summary of our critical accounting policies is presented on page 13 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2002.

RESULTS OF OPERATIONS--FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

    Net sales for the first quarter of 2002 decreased by 12 percent as compared with the first quarter of 2001. The net sales decrease reflected lower average selling prices, lower volumes and unfavorable currency exchange rate fluctuations.

  Performance Films

    Net sales in the Performance Films segment for the first quarter of 2002 decreased by 6 percent over the same period of the prior year. Net sales decreased primarily because of lower average selling prices than those of the year-ago quarter due to competitive pricing pressures. Also, to a lesser extent, net sales were negatively affected by unfavorable currency exchange rate fluctuations in the Saflex business primarily due to the devaluation of the euro and Japanese yen in relation to the U.S. dollar. Increased demand for SAFLEX(R) plastic interlayer products by European automotive glass manufacturers was offset by lower specialty films sales into the electronic display market.

    Segment profit for the three-month period ended March 31, 2002, increased 19 percent over the three-month period ended March 31, 2001, primarily due to lower raw material costs, lower marketing, administrative and technological spending, lower personnel expense associated with restructuring activities carried out during 2001 and lower amortization expense due to the adoption of SFAS No. 142.

  Specialty Products

    Net sales in the Specialty Products segment decreased 14 percent for the first quarter 2002 over the comparable quarter of the prior year. The decrease in net sales was primarily caused by lower sales volumes in the Resins and Additives business because of decreased demand by European customers and lower sales of chlorobenzenes. Also, to a lesser extent, businesses in this segment experienced lower average selling prices than those of the year-ago quarter primarily because of competitive pressures and unfavorable currency exchange rate fluctuations due to the devaluation of the euro in relation to the U.S. dollar.

    Segment profit for the Specialty Products segment decreased 59 percent for the quarter ended March 31, 2002, over the year-ago quarter. Excluding the gain of $28 million ($17 million aftertax) recorded in the first quarter of 2001 from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany, segment profit decreased 5 percent. The effects of lower net sales described above were partially offset by lower raw material costs, lower personnel expense associated with restructuring activities carried out during 2001 and lower amortization expense due to the adoption of SFAS No. 142.

  Integrated Nylon

    Net sales for the first quarter of 2002 in the Integrated Nylon segment decreased 14 percent from the first quarter of 2001. The effects of a weak U.S. economy continue to unfavorably impact the Integrated Nylon segment. The decrease in sales occurred primarily because of declines in average selling prices in all businesses in this segment. Sales volume increases in intermediate chemicals and ACRILAN(R) acrylic fibers were partially offset by volume declines in nylon industrial products and unfavorable product mix in carpet fiber. Price decreases in intermediate chemicals primarily resulted from contracts with formula pricing tied to raw material costs. Price decreases in the remaining businesses were due to competitive pricing pressures. Higher sales volumes in intermediate chemicals resulted from increased merchant acrylonitrile sales to Asian and European customers. Sales volumes for acrylic fibers increased because of higher export sales to Asian and Latin American customers. Sales volumes for nylon industrial products decreased because of the slowdown in the U.S. automotive industry.

    The Integrated Nylon segment's profit was $7 million for the quarter ended March 31, 2002, compared to a loss in the first quarter of 2001 of $5 million. The increase in segment profitability resulted primarily from lower raw material and energy prices and to a lesser extent, lower marketing, administrative and technological spending and lower personnel expense associated with restructuring activities carried out during 2001.

  Operating Income

    Operating income for the first quarter of 2002 was $27 million compared with $21 million in the first quarter of 2001. Excluding the effects of amortization expense from operating results in the first quarter of 2001 associated with the adoption of SFAS No. 142 (see Footnote 5), operating income in the first quarter of 2002 decreased $1 million from the prior year. The negative impact of lower net sales in the operating segments was partially offset by lower raw material and energy costs and lower marketing and technological expenses. The decrease in marketing and technological expenses can be attributed principally to lower personnel costs resulting from restructuring activities carried out during 2001. Operating income was also negatively affected by a year-over-year increase in corporate expenses of approximately $5 million due to protracted litigation in Anniston, Alabama.

  Equity Earnings From Affiliates

    For the three months ended March 31, 2002, equity earnings from affiliates were $8 million compared to $4 million for the same time period in 2001 because of higher earnings from the Astaris joint venture, and to a lesser extent, higher earnings from the Flexsys joint venture. Higher equity earnings were partially offset by having only two months of equity earnings from the Advanced Elastomer Systems joint venture.

  Other Income--Net

    For the three months ended March 31, 2002, other income--net includes a $5 million ($3 million aftertax) gain from the sale of Solutia's 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation. For the quarter ended March 31, 2001, other income--net includes a gain of $28 million ($17 million aftertax) from an insurance settlement recorded in the Specialty Products segment.

  Cumulative Effect of Change in Accounting Principle

    Effective January 1, 2002, Solutia adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, Solutia discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. This statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended March 31, 2002, Solutia subsumed into goodwill $74 million of intangible assets net of related deferred tax liabilities representing assembled workforce and noncontractual customer relationships that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

    Fair value measurements of the reporting units were estimated by a third-party specialist utilizing both an income and market multiple approach. Based on this analysis, Solutia recorded an impairment loss of $167 million for the Resins and Additives business in the Specialty Products segment due to declining estimates of future results given current economic and market conditions. This goodwill is non-deductible for tax purposes. The impairment charge is reflected as the cumulative effect of change in accounting principle in the accompanying statement of consolidated income (loss).

FINANCIAL CONDITION AND LIQUIDITY

    During the first quarter of 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation for approximately $102 million. The sale resulted in a gain of $5 million
($3 million aftertax). In March of 2002, the "Job Creation and Worker Assistance Act" was enacted which allowed for, among other things, a five-year carryback of net operating losses. As a result of this new law, Solutia received a $30 million income tax refund from the United States taxing authorities in addition to its $30 million anticipated income tax refund during the first quarter of 2002. Solutia used the net proceeds from the sale of its 50 percent interest in the Advanced Elastomer Systems joint venture and the income tax refunds to pay down debt, fund operations and for other general corporate purposes.

    Solutia's debt obligations include borrowings against the $800 million, five-year revolving credit facility ($800 million facility) with a syndicate of commercial banks, notes and debentures. At March 31, 2002, debt maturing in one year consisted primarily of borrowings of $450 million from the $800 million facility and $150 million of 6.5 percent notes due in October of 2002.

    The $800 million credit facility matures in August of 2002 and $150 million of 6.5 percent notes mature in October of 2002. Solutia plans to refinance both maturities with a combination of long-term notes, a secured term loan and a secured revolving credit facility. Interest rates will be commensurate with Solutia's credit rating and market conditions at the time of the refinancing. Based on Solutia's credit ratings and current market conditions, Solutia expects the interest rates on these new facilities to be higher than the interest rates on Solutia's current debt. Solutia anticipates that the refinancing of both maturities will require additional collateral. Proceeds of the refinancing will be used to repay outstanding borrowings under the $800 million facility and $150 million of 6.5 percent notes and for other general corporate purposes. The refinancing is expected to be completed in the first half of 2002. Inability to complete this refinancing or a similar financing vehicle prior to August 2002 would have a material adverse affect on Solutia's liquidity.

    In 1993, a co-generation facility was constructed at the Pensacola, Florida manufacturing site to provide the plant with electricity and steam. Solutia financed the construction by placing the co-generation facility in a trust that was funded by a syndicate of commercial banks. Solutia makes monthly operating lease payments and the lease term expires in August 2002. Solutia expects that the lease term of this facility will be extended to be co-terminous with the refinanced secured revolving credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        FACTORS

    There have been no material changes in market risk exposures during the first three months of 2002 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 26 and 27 of Solutia's Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Solutia's Annual Report on Form 10-K for the year ended December 31, 2001, describes four consolidated cases, sometimes referred to as Abernathy v. Monsanto or Bowie v. Monsanto, which have been in trial in Circuit Court for Etowah County, Alabama. The trial court departed from its announced schedule and did not submit the issue of compensatory damages for the 17 Phase I trial plaintiffs to the jury for determination. Instead the court has proceeded to hear damages evidence for all plaintiffs making property damage claims. In addition the court has completed hearing evidence on plaintiffs' claims for an injunction directing defendants to implement a cleanup in Anniston, and has referred the matter to a Special Master for a recommendation. On March 25, 2002, the United States Environmental Protection Agency ("EPA") filed a Partial Consent Decree ("the Decree") in U.S. District Court for the Northern District of Alabama. Pursuant to the Decree Solutia has agreed to conduct a Remedial Investigation and Feasibility Study which will provide the information upon which the EPA will base its decision on the appropriate remedial action in Anniston. We have argued that the filing of the Decree has preempted the state court's jurisdiction over any cleanup in Anniston.

    Solutia, Monsanto Company, and Pharmacia Corporation are named as defendants in an action called Oliver v. Monsanto, filed on behalf of a single plaintiff in U.S. District Court for the Northern District of Alabama. Plaintiff alleges that she has been exposed to PCBs from the Anniston plant and that PCBs are present on her property. Plaintiff seeks compensatory and punitive damages in an unspecified amount, and claims entitlement to medical monitoring. Solutia is vigorously defending this action.

    Solutia's Annual Report on Form 10-K for the year ended December 31, 2001, describes administrative and judicial proceedings brought by the U.S. Environmental Protection Agency against Solutia, Monsanto Company (now known as Pharmacia Corporation), and P4 Production L.L.C. These proceedings arose out of alleged environmental violations at a coal coking facility in Rock Springs, Wyoming, currently owned by P4 Production. On March 29, 2002, the United States District Court for the District of Wyoming entered an order denying both the companies' and the United States' motions for summary judgment in the declaratory judgment action filed by the companies. On
April 19, 2002, the companies filed a petition to certify the court's order for an interlocutory appeal and stay of proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit index at page 15 of this report.

    (b) A Form 8-K announcing Solutia's financial results for the fourth quarter and the full year of 2001 was filed on January 25, 2002.

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

Date: April 25, 2002

                                  EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  10 Letter Agreement between Solutia Inc. and Russell J. Belle dated January 14, 2002

  11     See "Statement of Consolidated Income (Loss)" on page 1.

  99     Computation of the Ratio of Earnings to Fixed Charges