Form 10-K/A
period 2001-12-31
SOLUTIA INC
filed 2002-05-03
CIK 1043382

===============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                              (AMENDMENT NO. 1)
(Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                    SECURITIES EXCHANGE ACT OF
                    1934 For the fiscal year ended December 31, 2001
                                                   -----------------
                                     OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 001-13255
                                             ---------

                                SOLUTIA INC.
                                ------------
           (Exact name of Registrant as specified in its charter)

               DELAWARE                                      43-1781797
  -----------------------------------                 ------------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

 575 MARYVILLE CENTRE DRIVE, P.O. BOX 66760, ST. LOUIS, MISSOURI    63166-6760
 ---------------------------------------------------------------    ----------
             (Address of Principal Executive Offices)               (Zip Code)

                               (314) 674-1000
                               --------------
             Registrant's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                    Name of Each Exchange
             Title of Each Class                     On Which Registered
      ---------------------------------            -----------------------
        $.01 PAR VALUE COMMON STOCK                NEW YORK STOCK EXCHANGE
      PREFERRED STOCK PURCHASE RIGHTS              NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                    NONE
                                    ----
                              (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: approximately $636.07 million on February 25, 2002.

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

                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Solutia Inc.'s Notice of Annual Meeting of Stockholders and Proxy Statement dated March 14, 2002 (Part III of Form 10-K).

===============================================================================

                              EXPLANATARY NOTE

         The sole purpose of this amendment is to amend and restate in its entirety Exhibit 21 to include five additional subsidiaries.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOLUTIA INC.


                                    By:  /s/ James M. Sullivan
                                       -----------------------
                                         James M. Sullivan
                                         Vice President and Controller
                                         (Principal Accounting Officer)

Date: May 3, 2002

                                EXHIBIT INDEX

         These exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.


Exhibit No.      Description
-----------      -----------

2(a)             Distribution Agreement (incorporated by reference to
                 Exhibit 2 of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)**

2(b) Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(i) of Solutia's Form 8-K filed on April 27, 2000)**+

2(c) First Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(ii) of Solutia's Form 8-K filed on April 27,
                 2000)**

2(d) Second Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(iii) of Solutia's Form 8-K filed on April 27,
                 2000)**

2(e) Third Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(iv) of Solutia's Form 8-K filed on April 27,
                 2000)**+

3(a)             Restated Certificate of Incorporation of Solutia
                 (incorporated by reference to Exhibit 3(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)**

3(b)             By-Laws of Solutia Inc., as amended February 27, 2002**

4(a) Rights Agreement (incorporated by reference to Exhibit 4 of Solutia's Registration Statement on Form 10 filed on August 7, 1997)**

4(b) Amendment to Rights Agreement, dated as of November 1, 2001, and Certificate regarding change of Rights Agent (incorporated by reference to Exhibit 4.4 of Solutia's Registration Statement on Form S-3 (333-75812) filed December 21, 2001)**

4(c)             Indenture dated as of October 1, 1997, between Solutia Inc.
                 and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Solutia's Form 10-Q for the quarter ended September 30, 1997)**

4(d) 6.5% Notes due 2002 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4.2 of Solutia's Form 10-Q for the quarter ended September 30, 1997)**

4(e) 7.375% Debentures due 2027 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.3 of Solutia's Form 10-Q for the quarter ended September 30,
                 1997)**

4(f) 7.375% Debentures due 2027 in the principal amount of $100,000,000 (incorporated by reference to Exhibit 4.4 of Solutia's Form 10-Q for the quarter ended September 30,
                 1997)**

4(g) 6.72% Debentures due 2037 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4.5 of Solutia's Form 10-Q for the quarter ended September 30,
                 1997)**

---------
** Previously filed.
+ Confidential treatment has been granted for a portion of this exhibit.

4(h) Registrant agrees to furnish to the Securities and Exchange Commission upon request copies of instruments defining the rights of holders of certain unregistered long-term debt of the registrant and its consolidated subsidiaries.**

9                Omitted--Inapplicable

10(a) Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-K for the year ended December 31, 1997)**

10(b) Employee Benefits Allocation Agreement (incorporated by reference to Exhibit 10(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25,
                 1997)**

10(c) Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10(b) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25,
                 1997)**

10(d) Solutia Inc. Management Incentive Replacement Plan as amended on April 28, 1999 (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended June 30, 1999)**

10(e) Solutia Inc. 1997 Stock-Based Incentive Plan as amended on April 28, 1999 and April 26, 2000 (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended June 30, 2000)**

10(f) Solutia Inc. Non-Employee Director Compensation Plan, as amended February 24, 1999, January 26, 2000 and June 27, 2001 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended June 30, 2001)**

10(g) U.S. $800,000,000 Amended and Restated Five Year Credit Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10(g) of Solutia's Form 10-K for the year ended December 31, 1999)**

10(h) Form of Employment Agreement with certain Named Executive Officers (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended March 31, 1998)**

10(i) Form of Employment Agreement with other executive officers (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended March 31, 1998)**

10(j) Solutia Inc. Annual Incentive Plan (incorporated by reference to Appendix B of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)**

10(k) Solutia Inc. Long-Term Incentive Plan (incorporated by reference to Appendix C of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)**

10(l) Solutia Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended September 30, 1998)**

10(m) Agreement, dated 10th November, 1999, for the sale and purchase of class A shares, preference shares and loan stock and the cancellation of warrants in Viking Resins Group Holdings B.V. between (a) Solutia Inc., as purchaser,
                 (b) the holders of the A shares, preference shares and loan stock as sellers, and (c) the warrantholders (incorporated by reference to Exhibit 2.1 of Solutia's Form 8-K filed on January 4, 2000)**

10(n) Solutia Inc. 2000 Stock-Based Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)**


---------
** Previously filed.

10(o)            Amendment No. 1, dated as of November 21, 2000, to U.S.
                 $800,000,000 Amended and Restated Five-Year Credit Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10(p) of Solutia's Form 10-K for the year ended December 31, 2000)**

10(p)            Amendment No. 2, dated as of February 1, 2001, to U.S.
                 $800,000,000 Amended and Restated Five-Year Credit Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended March 31, 2001)**

10(q)            Amendment No. 3, dated as of November 16, 2001, to U.S.
                 $800,000,000 Amended and Restated Five-Year Credit Agreement, dated as of November 23, 1999, among Solutia, the initial lenders named therein, Bank of America N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K Report filed December 21, 2001)**

10(r) Letter Agreement between Solutia Inc. and Michael E. Miller dated January 23, 2001 (incorporated by reference to Exhibit 10.3 of Solutia's Form 10-Q for the quarter ended March 31, 2001)**

11 Omitted--Inapplicable; see "Statement of Consolidated Income (Loss)" on page 37**

21               Subsidiaries of the Registrant

23               Independent Auditors' Consent (see page 77)**

24(a)            Powers of Attorney submitted by John C. Hunter III, Robert
                 A. Clausen, James M. Sullivan, Paul Donovan, Paul H. Hatfield, Robert H. Jenkins, Frank A. Metz, Jr., J. Patrick Mulcahy, Sally G. Narodick, William D. Ruckelshaus and John
                 B. Slaughter**

24(b) Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney**

99 Computation of the Ratio of Earnings to Fixed Charges (see page 79)**

---------
** Previously filed.