Form 10-Q
period 2002-06-30
SOLUTIA INC
filed 2002-08-01
CIK 1043382

====================================================================

                             FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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
ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                    OUTSTANDING AT
            CLASS                                   JUNE 30, 2002
            -----                                   --------------

COMMON STOCK, $0.01 PAR VALUE                     104,803,534 SHARES
-----------------------------                     ------------------

====================================================================

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                               SOLUTIA INC.

                                STATEMENT OF CONSOLIDATED INCOME (LOSS)
                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS                  SIX MONTHS
                                                           ENDED JUNE 30,               ENDED JUNE 30,
                                                         -------------------         ---------------------
                                                         2002          2001           2002           2001
                                                         -----         -----         ------         ------
NET SALES..........................................      $ 736         $ 737         $1,390         $1,484
Cost of goods sold.................................        599           609          1,131          1,228
                                                         -----         -----         ------         ------
GROSS PROFIT.......................................        137           128            259            256
Marketing expenses.................................         46            45             89             91
Administrative expenses............................         35            38             71             74
Technological expenses.............................         16            15             31             32
Amortization expense...............................          1             8              2             16
                                                         -----         -----         ------         ------
OPERATING INCOME...................................         39            22             66             43
Equity earnings from affiliates--net of tax........          4             8             12             12
Interest expense...................................        (19)          (22)           (44)           (44)
Other income--net..................................          2             6              9             37
                                                         -----         -----         ------         ------
INCOME BEFORE INCOME TAXES.........................         26            14             43             48
Income taxes.......................................          3             1              6             13
                                                         -----         -----         ------         ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................         23            13             37             35
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE........................................        --            --            (167)           --
                                                         -----         -----         ------         ------
NET INCOME (LOSS)..................................      $  23         $  13         $ (130)        $   35
                                                         =====         =====         ======         ======
BASIC EARNINGS (LOSS) PER SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................      $0.22         $0.13         $ 0.35         $ 0.34
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE........................................        --            --           (1.59)           --
                                                         -----         -----         ------         ------
BASIC EARNINGS (LOSS) PER SHARE....................      $0.22         $0.13         $(1.24)        $ 0.34
                                                         =====         =====         ======         ======
DILUTED EARNINGS (LOSS) PER SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................      $0.22         $0.12         $ 0.35         $ 0.33
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE........................................      $ --          $ --          $(1.59)        $  --
                                                         -----         -----         ------         ------
DILUTED EARNINGS (LOSS) PER SHARE..................      $0.22         $0.12         $(1.24)        $ 0.33
                                                         =====         =====         ======         ======
Weighted average equivalent shares (in millions):
    Basic..........................................      104.8         103.7          104.7          103.6
    Effect of dilutive securities:
        Common share equivalents--common shares
          issuable upon exercise of outstanding
          stock options............................        0.3           1.3            0.4            1.3
                                                         -----         -----         ------         ------
    Diluted........................................      105.1         105.0          105.1          104.9
                                                         =====         =====         ======         ======


                          STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                          (DOLLARS IN MILLIONS)

                                                            THREE MONTHS                  SIX MONTHS
                                                           ENDED JUNE 30,               ENDED JUNE 30,
                                                         -------------------         ---------------------
                                                         2002          2001           2002           2001
                                                         -----         -----         ------         ------
NET INCOME (LOSS)..................................      $  23         $  13         $ (130)        $   35
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments...................         87           (24)            82            (60)
Unrealized investment gain (loss), net of tax......         (1)          --             --             --
Net unrealized loss on derivative instruments,
  net of tax.......................................        --             (2)           --              (2)
Net realized (gain) loss on derivative instruments,
  net of tax.......................................        --            --               1             (2)
                                                         -----         -----         ------         ------
COMPREHENSIVE INCOME (LOSS)........................      $ 109         $ (13)        $  (47)        $  (29)
                                                         =====         =====         ======         ======

See accompanying Notes to Consolidated Financial Statements.

                                       SOLUTIA INC.

                      STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2002             2001
                                                                  --------       ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................       $   13           $   23
Trade receivables, net of allowance of $18 in 2002 and
  $22 in 2001...............................................          439              352
Miscellaneous receivables...................................          115              105
Prepaid expenses............................................           10               15
Deferred income tax benefit.................................          121              123
Inventories.................................................          327              303
                                                                   ------           ------
TOTAL CURRENT ASSETS........................................        1,025              921
PROPERTY, PLANT AND EQUIPMENT:
Land........................................................           62               58
Buildings...................................................          437              425
Machinery and equipment.....................................        3,056            3,006
Construction in progress....................................           51               51
                                                                   ------           ------
Total property, plant and equipment.........................        3,606            3,540
Less accumulated depreciation...............................        2,469            2,397
                                                                   ------           ------
NET PROPERTY, PLANT AND EQUIPMENT...........................        1,137            1,143
INVESTMENTS IN AFFILIATES...................................          221              313
GOODWILL, net...............................................          324              386
IDENTIFIED INTANGIBLE ASSETS, net...........................           74              194
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................          236              254
OTHER ASSETS................................................          183              197
                                                                   ------           ------
TOTAL ASSETS................................................       $3,200           $3,408
                                                                   ======           ======
           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable............................................       $  272           $  233
Wages and benefits..........................................           51               56
Postretirement liabilities..................................           93               82
Miscellaneous accruals......................................          343              362
Short-term debt.............................................          576              683
                                                                   ------           ------
TOTAL CURRENT LIABILITIES...................................        1,335            1,416
LONG-TERM DEBT..............................................          646              627
POSTRETIREMENT LIABILITIES..................................          937              947
OTHER LIABILITIES...........................................          440              531
SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value
  $0.01)
  Issued: 118,400,635 shares in 2002 and 2001...............            1                1
  Net deficiency of assets at spinoff.......................         (113)            (113)
  Treasury stock, at cost (13,597,101 shares in 2002 and
    13,921,604 shares in 2001)..............................         (250)            (257)
Unearned ESOP shares........................................          --                (1)
Accumulated other comprehensive loss........................          (62)            (144)
Reinvested earnings.........................................          266              401
                                                                   ------           ------
SHAREHOLDERS' DEFICIT.......................................         (158)            (113)
                                                                   ------           ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................       $3,200           $3,408
                                                                   ======           ======

See accompanying Notes to Consolidated Financial Statements.

                                    SOLUTIA INC.

                       STATEMENT OF CONSOLIDATED CASH FLOW
                              (DOLLARS IN MILLIONS)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                  ------------------
                                                                  2002          2001
                                                                  -----         ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)...........................................      $(130)        $ 35
Adjustments to reconcile to Cash From Operations:
    Cumulative effect of change in accounting principle.....        167          --
    Depreciation and amortization...........................         76           90
    Amortization of deferred credits........................         (7)          (7)
    Net pretax gains from asset disposals...................         (6)         (31)
    Changes in assets and liabilities:
        Income and deferred taxes...........................         61           (7)
        Trade receivables...................................        (87)         (25)
        Inventories.........................................        (24)           1
        Accounts payable....................................         41          (45)
        Other assets and liabilities........................        (42)         (93)
                                                                  -----         ----
CASH FROM OPERATIONS........................................         49          (82)
                                                                  -----         ----

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (31)         (43)
Acquisition and investment payments, net of cash acquired...        (17)         (18)
Property disposals and investment proceeds..................        100           32
                                                                  -----         ----
CASH FROM INVESTING ACTIVITIES..............................         52          (29)
                                                                  -----         ----

FINANCING ACTIVITIES:
Net change in short-term debt obligations...................       (109)         103
Common stock issued under employee stock plans..............          2            8
Other financing activities..................................         (4)          (2)
                                                                  -----         ----
CASH FROM FINANCING ACTIVITIES..............................       (111)         109
                                                                  -----         ----

DECREASE IN CASH AND CASH EQUIVALENTS.......................        (10)          (2)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         23           19
                                                                  -----         ----
END OF PERIOD...............................................      $  13         $ 17
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

    These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2002. A summary of our critical accounting policies is presented on page 13 of our most recent Form 10-K. There have been no material changes in the accounting policies followed by Solutia during fiscal year 2002 except for those changes described in Note 6.

    The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications to prior year's financial information have been made to conform to the 2002 presentation.

2. ACQUISITIONS

    On May 31, 2002, Solutia acquired Axio Research Corporation
(Axio) for approximately $5 million, which was financed with cash from operations. Axio is a contract research organization providing clinical trial design and data management to a wide range of clients including pharmaceutical, biotechnology and medical device companies as well as academic and government research groups. Axio will complement the Pharmaceutical service offering within the Specialty Products segment. The allocation of the purchase price to assets and liabilities acquired resulted in current assets of $1 million, non-current assets of $1 million, goodwill of $4 million and current liabilities of $1 million. Axio's results of operations were included in Solutia's results of operations from the acquisition date and were not material to Solutia's consolidated results of operations for the six month period ended June 30, 2002.

3. RESTRUCTURING RESERVES

    As part of the integration of Vianova Resins with Solutia's resins businesses, Solutia identified excess production capacity for certain Solutia resins products that will allow for the consolidation of production facilities. As a result, Solutia decided to exit its operations at the Port Plastics site in Addyston, Ohio. An $8 million ($5 million aftertax) charge to cost of goods sold was recorded in the second quarter of 2000 to carry out the exit plan. The charge included $2 million to write down plant assets to their fair value of approximately $1 million, $2 million of dismantling costs and $4 million of estimated costs for which Solutia is contractually obligated under an operating agreement. Fair value was determined by discounting future cash flows using an appropriate discount rate based on the Company's cost of capital. Under the operating agreement, Solutia was required to provide 24 months notice of intent to exit and to pay contractually obligated costs for an additional 18 months thereafter to a third-party operator. Solutia provided notice of intent to exit on June 30, 2000, and exited the site in June of 2002. The contractually obligated costs represent direct manufacturing, overhead, utilities and severance. The financial impact will not be material to Solutia as production will be shifted to other production facilities.

    The following table summarizes the 2000 restructuring charge and amounts utilized to carry out those plans:

                                                        SHUTDOWN OF        ASSET WRITE-       OTHER
                                                         FACILITIES           DOWNS           COSTS        TOTAL
                                                        -----------        ------------       -----        -----
    Balance at January 1, 2000....................          $--                $--             $--          $--
        Charges taken.............................             2                  2               4            8
        Amounts utilized..........................           --                  (2)            --            (2)
                                                            ----               ----            ----         ----
    Balance at December 31, 2000..................             2                --                4            6
        Amounts utilized..........................           --                 --              --           --
                                                            ----               ----            ----         ----
    Balance at December 31, 2001..................             2                --                4            6
        Amounts utilized..........................           --                 --              --           --
                                                            ----               ----            ----         ----
    Balance at March 31, 2002.....................             2                --                4            6
        Amounts utilized..........................           --                 --              --           --
                                                            ----               ----            ----         ----
    BALANCE AT JUNE 30, 2002......................          $  2               $--             $  4         $  6
                                                            ====               ====            ====         ====

4. INVENTORY VALUATION

    The components of inventories as of June 30, 2002, and December 31, 2001, were as follows:

                                                     JUNE 30,       DECEMBER 31,
                                                       2002             2001
                                                     --------       ------------
Finished goods.................................       $ 225            $ 209
Goods in process...............................         110              107
Raw materials and supplies.....................         103              100
                                                      -----            -----
Inventories, at FIFO cost......................         438              416
Excess of FIFO over LIFO cost..................        (111)            (113)
                                                      -----            -----
TOTAL..........................................       $ 327            $ 303
                                                      =====            =====

5. CONTINGENCIES

    Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of the spinoff, Solutia assumed from the former Monsanto Company (now known as Pharmacia Corporation), under a distribution agreement, liabilities related to specified legal proceedings. As a result, although Pharmacia remains a defendant, Solutia is required to manage the litigation and indemnify Pharmacia for costs, expenses and judgments arising from the litigation. Such matters arise out of the normal course of business and relate to product liability; government regulation, including environmental issues; employee relations and other issues. Certain of the lawsuits and claims seek damages in significant amounts. Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation, except as noted below, will not have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

    Solutia's Annual Report on Form 10-K for the year ended
December 31, 2001, describes four consolidated cases, sometimes referred to as Abernathy v. Monsanto or Bowie v. Monsanto, which have been in trial in Circuit Court for Etowah County, Alabama. The trial court departed from its announced schedule and did not submit the issue of compensatory damages for the 17 Phase I trial plaintiffs to the jury for determination. If damages are awarded against Solutia in these cases, it would appeal on all available grounds. Solutia believes that it has meritorious grounds for appeal; however, there can be no guarantee any such appeal would be successful. Also, in order to appeal any lower court judgment, Solutia would be required to post a surety bond. Such a bond is often required to be collateralized.

    Pharmacia is our co-defendant in the Abernathy or Bowie cases. Pharmacia has agreed to obtain a surety bond if it is able to do so on commercially reasonable terms if needed and if Solutia does not obtain the bond. If Pharmacia obtains an appeal bond without providing collateral, any decisions regarding management or settlement of this litigation would be jointly controlled by Solutia, Pharmacia, and Monsanto (the new company which Pharmacia has announced plans to spin off on August 13, 2002) with each company having an equal vote. If such a bond is required to be secured by collateral, Solutia would have the right to provide the collateral and control any settlement decisions regarding these cases. If Solutia does not provide the required collateral, then Monsanto would have the option to provide the collateral and would then control any settlement decisions regarding these cases. If Monsanto does not provide the required collateral, then Pharmacia would provide the necessary collateral and would assume control of any settlement decisions in these cases.

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

    In connection with the agreement described above relating to obtaining a surety bond in the Abernathy v. Monsanto litigation, if one is necessary, Solutia has agreed to an amendment, dated as of July 1, 2002, to the distribution agreement with Pharmacia. The amendment provides that Solutia accepts the substitution of Monsanto in place of Pharmacia as the entity that will, generally, in the first instance, perform many of the obligations of Pharmacia under the distribution agreement. Pharmacia, however, has agreed to remain primarily liable under the distribution agreement for the performance of those obligations. The amendment to the distribution agreement also provides that Solutia will indemnify Monsanto with respect to the liabilities assumed by Solutia under the distribution agreement.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

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

    Net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2002 and 2001, adjusted to exclude the non-amortization provisions of SFAS No. 142, net of tax, are as follows:

                                                                    THREE MONTHS              SIX MONTHS
                                                                   ENDED JUNE 30,           ENDED JUNE 30,
                                                                  -----------------       ------------------
                                                                  2002        2001         2002        2001
                                                                  ----        ----         ----        ----
Net income (loss):
     Income before cumulative effect of change in accounting
       principle............................................      $  23       $  13       $   37       $  35
     Goodwill amortization..................................        --            5          --           10
     Subsumed intangible assets amortization................        --            2          --            3
     Equity method goodwill amortization....................        --            1          --            1
     Trademark amortization.................................        --          --           --            1
     Cumulative effect of change in accounting principle....        --          --          (167)        --
                                                                  -----       -----       ------       -----
ADJUSTED NET INCOME (LOSS)..................................      $  23       $  21       $ (130)      $  50
                                                                  =====       =====       ======       =====

                                                                    THREE MONTHS              SIX MONTHS
                                                                   ENDED JUNE 30,           ENDED JUNE 30,
                                                                  -----------------       ------------------
                                                                  2002        2001         2002        2001
                                                                  ----        ----         ----        ----
Basic earnings (loss) per share:
    Income before cumulative effect of change in accounting
      principle.............................................      $0.22       $0.13       $ 0.35       $0.34
    Goodwill amortization...................................        --         0.05          --         0.10
    Subsumed intangible assets amortization.................        --         0.02          --         0.03
    Equity method goodwill amortization.....................        --         0.01          --         0.01
    Trademark amortization..................................        --          --           --         0.01
    Cumulative effect of change in accounting principle.....        --          --         (1.59)        --
                                                                  -----       -----       ------       -----
ADJUSTED BASIC EARNINGS (LOSS) PER SHARE....................      $0.22       $0.21       $(1.24)      $0.49
                                                                  =====       =====       ======       =====

                                                                    THREE MONTHS              SIX MONTHS
                                                                   ENDED JUNE 30,           ENDED JUNE 30,
                                                                  -----------------       ------------------
                                                                  2002        2001         2002        2001
                                                                  -----       -----       ------       -----
Diluted earnings (loss) per share:
    Income before cumulative effect of change in accounting
      principle.............................................      $0.22       $0.12       $ 0.35       $0.33
    Goodwill amortization...................................        --         0.05          --         0.10
    Subsumed intangible assets amortization.................        --         0.02          --         0.03
    Equity method goodwill amortization.....................        --         0.01          --         0.01
    Trademark amortization..................................        --          --           --         0.01
    Cumulative effect of change in accounting principle.....        --          --         (1.59)        --
                                                                  -----       -----       ------       -----
ADJUSTED DILUTED EARNINGS (LOSS) PER SHARE..................      $0.22       $0.20       $(1.24)      $0.48
                                                                  =====       =====       ======       =====

    Identified intangible assets are as follows:

                                                              GROSS           JUNE 30, 2002             NET
                                                            CARRYING           ACCUMULATED           CARRYING
                                                              VALUE            AMORTIZATION            VALUE
                                                            --------          -------------          --------
Amortized intangible assets:
     Contractual customer relationships...............         $26                 $ (4)                $22
     Patents..........................................           7                   (2)                  5
     Employment agreements............................           5                   (1)                  4
     Other............................................           6                   (4)                  2
                                                               ---                 ----                 ---
TOTAL AMORTIZED INTANGIBLE ASSETS.....................         $44                 $(11)                $33
                                                               ---                 ----                 ---
Unamortized intangible assets:
    Trademarks........................................         $47                 $ (6)                $41
                                                               ---                 ----                 ---
TOTAL UNAMORTIZED INTANGIBLE ASSETS...................         $47                 $ (6)                $41
                                                               ---                 ----                 ---
TOTAL IDENTIFIED INTANGIBLE ASSETS....................         $91                 $(17)                $74
                                                               ===                 ====                 ===

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
                                                              ====                 ====                ====

    The Company's second quarter acquisition of Axio (see Note 2), resulted in goodwill of approximately $4 million. Intangible asset amortization expense was $1 million for the quarter ended June 30, 2002, and $2 million for the six months ended June 30, 2002. As a result of adoption of SFAS No. 142, there have been no changes to amortizable lives or methods, except for trademarks, which have indefinite lives as defined under the new standard. Trademarks are associated with products and tradenames of the Company and are expected to provide benefits beyond the foreseeable future. Amortization expense for the net carrying amount of intangible assets is estimated to be $4 million in 2002, $4 million in 2003, $4 million in 2004, $4 million in 2005 and $4 million in 2006.

    Goodwill as allocated by reportable segment is as follows:

                                                       PERFORMANCE        SPECIALTY       INTEGRATED
                                                          FILMS           PRODUCTS           NYLON          TOTAL
                                                       -----------        ---------       ----------        -----
Gross goodwill, December 31, 2001................          $ 84             $ 347            $--            $ 431
Accumulated amortization.........................           (11)              (34)                            (45)
                                                           ----             -----            ----           -----
Net goodwill, December 31, 2001..................          $ 73             $ 313            $--            $ 386
Intangible assets and related accounts subsumed:
    Noncontractual customer relationships........           --                114             --              114
    Assembled workforce..........................           --                  8             --                8
    Deferred tax liabilities.....................           --                (48)            --              (48)
Goodwill acquired................................           --                  4             --                4
Impairment loss..................................           --               (167)            --             (167)
Translation......................................           --                 27             --               27
                                                           ----             -----            ----           -----
Goodwill, June 30, 2002..........................          $ 73             $ 251            $--            $ 324
                                                           ====             =====            ====           =====

    Fair value measurements of the reporting units were estimated by a third-party specialist utilizing both an income and market multiple approach. Based on this analysis, Solutia recorded an impairment loss of $167 million during the first quarter of 2002 for the Resins and Additives business in the Specialty Products segment due to declining estimates of future results given current economic and market conditions. This goodwill is non-deductible for tax purposes. The impairment charge is reflected as the cumulative effect of change in accounting principle in the accompanying statement of consolidated income (loss).

7. INVESTMENTS IN AFFILIATES

    During the first quarter of 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation for approximately $102 million. The sale resulted in a gain of $5 million ($3 million aftertax).

8. SEGMENT DATA

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

LLUMAR(R), VISTA(R) and             Industrial products, including      Carpet fibers, including the
  GILA(R) professional and            THERMINOL(R) heat transfer          WEAR-DATED(R) and
  after-market window films           fluids, DEQUEST(R) water            ULTRON VIP(R) brands
                                      treatment chemicals,
VANCEVA(TM) design, enhanced          SKYDROL(R) hydraulic fluids       Industrial nylon fibers
  security and sound                  and SKYKLEEN(R) cleaning
  attenuation films                   fluids for aviation and
                                      chlorobenzenes

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

    Accounting policies of the segments are the same as those used in the preparation of Solutia's consolidated financial statements. Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes (EBIT), which includes marketing, administrative, technological, and amortization expenses and other non-recurring charges such as restructuring and asset impairment charges that can be directly attributable to the operating segment. Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings from affiliates, interest expense, other income--net and expense items, and certain non-recurring items such as gains and losses on asset dispositions and restructuring charges that are not directly attributable to the operating segment. Solutia accounts for intersegment sales at agreed upon transfer prices. Intersegment sales are eliminated in consolidation. Segment assets consist primarily of customer receivables, raw materials and finished goods inventories, fixed assets, goodwill and identified intangible assets directly associated with the production processes of the segment (direct fixed assets). Segment depreciation and amortization are based upon direct tangible and intangible assets. Unallocated assets consist primarily of deferred taxes, certain investments in equity affiliates and indirect fixed assets.

    Segment data for the three and six months ended June 30, 2002, and 2001, were as follows:

                                                                  THREE MONTHS ENDED JUNE 30,
                                       ---------------------------------------------------------------------------------
                                                       2002                                         2001
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT                      NET        INTERSEGMENT
                                       SALES          SALES          PROFIT         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films................    $  155          $--            $ 21          $  159          $--            $ 20
  Specialty Products...............       242             1             21             234           --              14
  Integrated Nylon.................       340           --              12             344           --               9
                                       ------          ----           ----          ------          ----           ----
SEGMENT TOTALS.....................       737             1             54             737           --              43
RECONCILIATION TO CONSOLIDATED
  TOTALS:
  Sales eliminations...............        (1)           (1)                           --            --
  Corporate expenses...............                                    (15)                                         (16)
  Equity earnings from
    affiliates.....................                                      3                                            7
  Interest expense.................                                    (19)                                         (22)
  Other income--net................                                      3                                            2
CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $  736          $--                          $  737          $--
                                       ======          ====           ----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.......                                   $ 26                                         $ 14
                                                                      ====                                         ====

                                                                   SIX MONTHS ENDED JUNE 30,
                                       ---------------------------------------------------------------------------------
                                                       2002                                         2001
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT                      NET        INTERSEGMENT
                                       SALES          SALES          PROFIT         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films................    $  297          $--            $ 40          $  310          $--            $ 36
  Specialty Products (a)...........       458             1             41             485           --              63
  Integrated Nylon.................       636           --              19             689           --               4
                                       ------          ----           ----          ------          ----           ----
SEGMENT TOTALS.....................     1,391             1            100           1,484           --             103
RECONCILIATION TO CONSOLIDATED
  TOTALS:
  Sales eliminations...............        (1)           (1)                           --            --
  Corporate expenses...............                                    (32)                                         (26)
  Equity earnings from
    affiliates.....................                                     11                                           12
  Interest expense.................                                    (44)                                         (44)
  Other income--net (b)............                                      8                                            3
CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $1,390          $--                          $1,484          $--
                                       ======          ====           ----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.......                                   $ 43                                         $ 48
                                                                      ====                                         ====

(a)     Specialty Products profit for the six months ended June 30, 2001, includes a gain from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany ($28 million pretax, $17 million aftertax).

(b)     Other income--net for the six months ended June 30, 2002, includes a gain from the sale of Solutia's
        50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon
        Mobil Corporation ($5 million pretax, $3 million aftertax).

9. SUBSEQUENT EVENTS

  Amended Credit Facility

    On July 25, 2002, Solutia and its bank syndicate amended Solutia's revolving credit facility. The amendment extends the maturity of the facility until August 2004. It also reduces the facility from $800 million to $600 million and separates the facility into a $300 million term loan and a $300 million revolving credit facility. The term loan has scheduled payment obligations as follows: $25 million at December 31, 2002; $50 million at December 31, 2003; $25 million at June 30, 2004; and the remainder at maturity.

    Borrowings under the amended credit facility bear interest at a floating rate based on LIBOR, plus an applicable margin. The margin for LIBOR loans is 5.75 percent and will increase by 50 basis points in July 2003 and an additional 50 basis points in January 2004. A premium in the amount of 2 percent of the principal repaid on the term loan will apply until July 25, 2003, and a premium of 1 percent will apply to such principal payments thereafter. The amended credit facility is available for working capital and other general corporate purposes.

  Senior Secured Notes

    On July 9, 2002, SOI Funding Corp. ("SOI Funding"), a special purpose entity, offered 223,000 units (the "Units"), comprising $223 million aggregate principal amount of its 11.25 percent Senior Secured Notes (the "Notes") due 2009 and warrants to purchase a total of 5,533,522 shares of Solutia's common stock.

    The Units were offered and sold only to "Qualified Institutional Buyers" as defined under Rule 144A under the Securities Act of 1933 (the "Act"), and outside the United States in accordance with Regulation S under the Act. Cash proceeds from the sale of the Units net of estimated fees were approximately $193 million. These net offering proceeds were placed in escrow pending Solutia's amendment of its credit facilities, as described under "Amended Credit Facility" above, and assumption of SOI Funding's obligations under the Notes. Both of these events occurred on July 25, 2002, at which time the net offering proceeds were released to Solutia. Solutia deposited approximately $155 million of the proceeds with the trustee for the $150 million of 6.5 percent notes due October 15, 2002 to pay the principal and interest at maturity. The remaining proceeds were used to pay fees, expenses and other costs related to the amended credit facility, cash collateralize certain outstanding letters of credit and repay a portion of borrowings under Solutia's amended credit facility.

    Each warrant entitles the holder to purchase 24.814 shares of Solutia's common stock at an exercise price of $7.59 per share, subject to adjustment under certain circumstances. Solutia recorded the warrants at their estimated fair value of approximately
$19 million on the date of issuance based on the application of the Black-Scholes option pricing model which incorporates current stock price, expected dividend yield, expected stock price volatility, expected interest rates and the expected holding period of the warrants. The warrants will be exercisable at any time after their separation from the Notes and before their expiration on July 15, 2009.

    Solutia's obligations and the obligations of its subsidiary borrowers under the amended credit facility and the senior secured notes are guaranteed by Solutia Inc., CPFilms Inc., Monchem International Inc., Monchem, Inc., Solutia Systems, Inc. and each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The notes and the guarantees are secured by either first or second priority liens on all of the domestic collateral securing Solutia's bank obligations.

10. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

    CPFilms, Inc., Monchem, Inc., Monchem International, Inc., and Solutia Systems, Inc., wholly-owned subsidiaries of the Company (the "Guarantors"), are guarantors of the amended credit facility and the Notes issued in a private placement offering (see Note 9). The Guarantors will fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries who do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of June 30, 2002 and December 31, 2001, and for the three and six months ended June 30, 2002 and 2001. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. The Company has not presented separate financial statements and other disclosures concerning the Guarantors as management has determined that such information is not material to potential investors.

                                                       SOLUTIA INC.

                                            CONSOLIDATING STATEMENT OF INCOME
                                             THREE MONTHS ENDED JUNE 30, 2002
                                                  (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET SALES....................          $491              $ 47             $328             $(130)              $736
Cost of goods sold...........           442                20              271              (134)               599
                                       ----              ----             ----             -----               ----
GROSS PROFIT.................            49                27               57                 4                137
Marketing expenses...........            29                 5               12               --                  46
Administrative expenses......            21                 2               13                (1)                35
Technological expenses.......            13               --                 3               --                  16
Amortization expense.........           --                --                 1               --                   1
                                       ----              ----             ----             -----               ----
OPERATING INCOME (LOSS)......           (14)               20               28                 5                 39
Equity earnings from
  affiliates--net of tax.....            65                10              --                (71)                 4
Interest expense.............           (35)               (1)             (29)               46                (19)
Other income--net............             2                30               21               (51)                 2
                                       ----              ----             ----             -----               ----
INCOME BEFORE INCOME TAXES...            18                59               20               (71)                26
Income taxes (benefit).......            (5)              --                 8               --                   3
                                       ----              ----             ----             -----               ----
NET INCOME...................          $ 23              $ 59             $ 12             $ (71)              $ 23
                                       ====              ====             ====             =====               ====

                                    CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                           THREE MONTHS ENDED JUNE 30, 2002
                                                  (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET INCOME...................          $ 23              $ 59             $ 12             $ (71)              $ 23
OTHER COMPREHENSIVE INCOME:
Currency translation
  adjustments................            87                88               13              (101)                87
Unrealized investment gains,
  net of tax.................            (1)              --               --                --                  (1)
                                       ----              ----             ----             -----               ----
COMPREHENSIVE INCOME.........          $109              $147             $ 25             $(172)              $109
                                       ====              ====             ====             =====               ====

                                                       SOLUTIA INC.

                                            CONSOLIDATING STATEMENT OF INCOME
                                             THREE MONTHS ENDED JUNE 30, 2001
                                                  (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET SALES....................          $497              $ 44             $324             $(128)              $737
Cost of goods sold...........           452                19              270              (132)               609
                                       ----              ----             ----             -----               ----
GROSS PROFIT.................            45                25               54                 4                128
Marketing expenses...........            34                 4                7               --                  45
Administrative expenses......            27                 2                9               --                  38
Technological expenses.......            13                 1                1               --                  15
Amortization expense.........            (6)                2               12               --                   8
                                       ----              ----             ----             -----               ----
OPERATING INCOME (LOSS)......           (23)               16               25                 4                 22
Equity earnings from
  affiliates--net of tax.....            56                11              --                (59)                 8
Interest expense.............           (37)               (2)             (34)               51                (22)
Other income--net............             8                21               32               (55)                 6
                                       ----              ----             ----             -----               ----
INCOME BEFORE INCOME TAXES...             4                46               23               (59)                14
Income taxes (benefit).......            (9)              --                10               --                   1
                                       ----              ----             ----             -----               ----
NET INCOME...................          $ 13              $ 46             $ 13             $ (59)              $ 13
                                       ====              ====             ====             =====               ====

                                CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                            THREE MONTHS ENDED JUNE 30, 2001
                                                  (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET INCOME...................          $ 13              $ 46             $ 13             $ (59)              $ 13
OTHER COMPREHENSIVE INCOME
  (LOSS):
Currency translation
  adjustments................           (24)              (24)              (6)               30                (24)
Net unrealized loss on
  derivative instruments,
  net of tax.................            (2)              --               --                --                  (2)
                                       ----              ----             ----             -----               ----
COMPREHENSIVE INCOME (LOSS)..          $(13)             $ 22             $  7             $ (29)              $(13)
                                       ====              ====             ====             =====               ====

                                                       SOLUTIA INC.

                                            CONSOLIDATING STATEMENT OF LOSS
                                             SIX MONTHS ENDED JUNE 30, 2002
                                                  (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET SALES....................         $ 927             $  83            $ 634             $(254)             $1,390
Cost of goods sold...........           831                37              522              (259)              1,131
                                      -----             -----            -----             -----              ------
GROSS PROFIT.................            96                46              112                 5                 259
Marketing expenses...........            57                 9               23               --                   89
Administrative expenses......            44                 4               25                (2)                 71
Technological expenses.......            25                 1                5               --                   31
Amortization expense.........           --                --                 2               --                    2
                                      -----             -----            -----             -----              ------
OPERATING INCOME (LOSS)......           (30)               32               57                 7                  66
Equity earnings (loss) from
  affiliates--net of tax.....           (45)             (139)             --                196                  12
Interest expense.............           (75)               (3)             (57)               91                 (44)
Other income--net............            14                52               44              (101)                  9
                                      -----             -----            -----             -----              ------
INCOME (LOSS) BEFORE INCOME
  TAXES......................          (136)              (58)              44               193                  43
Income taxes (benefit).......            (7)              --                14                (1)                  6
                                      -----             -----            -----             -----              ------
Income (Loss) Before
  Cumulative Effect of Change
  in Accounting Principle....          (129)              (58)              30               194                  37
Cumulative Effect of Change
  in Accounting Principle....            (1)              --              (166)              --                 (167)
                                      -----             -----            -----             -----              ------
NET LOSS.....................         $(130)            $ (58)           $(136)            $ 194              $ (130)
                                      =====             =====            =====             =====              ======

                                CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                              SIX MONTHS ENDED JUNE 30, 2002
                                                  (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET LOSS.....................         $(130)            $ (58)           $(136)            $ 194              $ (130)
OTHER COMPREHENSIVE INCOME
  (LOSS):
Currency translation
  adjustments................            82                81               13               (94)                 82
Unrealized investment gains,
  net of tax.................           --                --               --                --                  --
Net realized loss on
  derivative instruments,
  net of tax.................             1               --               --                --                    1
                                      -----             -----            -----             -----              ------
COMPREHENSIVE INCOME (LOSS)..         $ (47)            $  23            $(123)            $ 100              $  (47)
                                      =====             =====            =====             =====              ======

                                                       SOLUTIA INC.

                                            CONSOLIDATING STATEMENT OF INCOME
                                              SIX MONTHS ENDED JUNE 30, 2001
                                                  (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET SALES....................         $1,006             $ 80             $658             $(260)             $1,484
Cost of goods sold...........            918               34              544              (268)              1,228
                                      ------             ----             ----             -----              ------
GROSS PROFIT.................             88               46              114                 8                 256
Marketing expenses...........             73                9                9               --                   91
Administrative expenses......             46                4               24               --                   74
Technological expenses.......             27                1                4               --                   32
Amortization expense.........             (6)               3               19               --                   16
                                      ------             ----             ----             -----              ------
OPERATING INCOME (LOSS)......            (52)              29               58                 8                  43
Equity earnings from
  affiliates--net of tax.....            156               47              --               (191)                 12
Interest expense.............            (74)              (4)             (69)              103                 (44)
Other income
  (expense)--net.............            (10)              67               91              (111)                 37
                                      ------             ----             ----             -----              ------
INCOME BEFORE INCOME TAXES...             20              139               80              (191)                 48
Income taxes (benefit).......            (15)             --                28               --                   13
                                      ------             ----             ----             -----              ------
NET INCOME...................         $   35             $139             $ 52             $(191)             $   35
                                      ======             ====             ====             =====              ======

                                CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                              SIX MONTHS ENDED JUNE 30, 2001
                                                  (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET INCOME...................         $   35             $139             $ 52             $(191)             $   35
OTHER COMPREHENSIVE INCOME
  (LOSS):
Currency translation
  adjustments................            (60)             (62)             (17)               79                 (60)
Net unrealized loss on
  derivative instruments,
  net of tax.................             (2)             --               --                --                   (2)
Net realized (gain) loss on
  derivative instruments,
  net of tax.................             (2)             --               --                --                   (2)
                                      ------             ----             ----             -----              ------
COMPREHENSIVE INCOME (LOSS)..         $  (29)            $ 77             $ 35             $(112)             $  (29)
                                      ======             ====             ====             =====              ======

                                                       SOLUTIA INC.

                                               CONSOLIDATING BALANCE SHEET
                                                      JUNE 30, 2002
                                                  (DOLLARS IN MILLIONS)

                                                PARENT ONLY                      NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................       $    2         $    1        $   10        $   --           $   13
Trade receivables, net......................           15            202           222            --              439
Intercompany receivables....................          (34)           532           146           (644)            --
Miscellaneous receivables...................           83            --             32            --              115
Prepaid expenses............................            4              1             5            --               10
Deferred income tax benefit.................           94            --             20              7             121
Inventories.................................          159             23           166            (21)            327
                                                   ------         ------        ------        -------          ------
    TOTAL CURRENT ASSETS....................          323            759           601           (658)          1,025
PROPERTY, PLANT AND EQUIPMENT:
Land........................................           17            --             45            --               62
Buildings...................................          272             23           142            --              437
Machinery and equipment.....................        2,514             64           478            --            3,056
Construction in progress....................           25             10            16            --               51
                                                   ------         ------        ------        -------          ------
Total property, plant and equipment.........        2,828             97           681            --            3,606
Less accumulated depreciation...............        2,095             17           357            --            2,469
                                                   ------         ------        ------        -------          ------
NET PROPERTY, PLANT AND EQUIPMENT...........          733             80           324            --            1,137
INVESTMENTS IN AFFILIATES...................        3,073             77            29         (2,958)            221
GOODWILL....................................          --              72           252            --              324
IDENTIFIED INTANGIBLE ASSETS, NET...........            3             26            45            --               74
LONG-TERM DEFERRED INCOME TAX BENEFIT.......          219            --             17            --              236
INTERCOMPANY ADVANCES.......................          128          2,085         1,445         (3,658)            --
OTHER ASSETS................................          150            --             33            --              183
                                                   ------         ------        ------        -------          ------
    TOTAL ASSETS............................       $4,629         $3,099        $2,746        $(7,274)         $3,200
                                                   ======         ======        ======        =======          ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................       $  178         $   12        $   82        $   --           $  272
Intercompany payables.......................          364            134           146           (644)            --
Wages and benefits..........................           25            --             26            --               51
Postretirement liabilities..................           92            --              1            --               93
Miscellaneous accruals......................          180             12           151            --              343
Short-term debt.............................          525            --             51            --              576
Intercompany short-term debt................          285             27           347           (659)            --
                                                   ------         ------        ------        -------          ------
TOTAL CURRENT LIABILITIES...................        1,649            185           804         (1,303)          1,335
LONG-TERM DEBT..............................          448            --            198            --              646
INTERCOMPANY LONG-TERM DEBT.................        1,500             34         1,465         (2,999)            --
POSTRETIREMENT LIABILITIES..................          907            --             30            --              937
OTHER LIABILITIES...........................          283              4           153            --              440
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock................................            1            --            --             --                1
    Net (deficiency) excess of assets at
      spinoff and subsidiary capital........         (113)         2,876            96         (2,972)           (113)
    Treasury stock..........................         (250)           --            --             --             (250)
Accumulated other comprehensive loss........          (62)           --            --             --              (62)
Reinvested earnings.........................          266            --            --             --              266
                                                   ------         ------        ------        -------          ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........         (158)         2,876            96         (2,972)           (158)
                                                   ------         ------        ------        -------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).................................       $4,629         $3,099        $2,746        $(7,274)         $3,200
                                                   ======         ======        ======        =======          ======

                                                    SOLUTIA INC.

                                            CONSOLIDATING BALANCE SHEET
                                                 DECEMBER 31, 2001
                                               (DOLLARS IN MILLIONS)

                                                PARENT ONLY                      NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................       $    3         $    1        $   19        $    --          $   23
Trade receivables, net......................           (5)           178           179             --             352
Intercompany receivables....................        2,899          3,354           133          (6,386)           --
Miscellaneous receivables...................           77            --             28             --             105
Prepaid expenses............................           12            --              3             --              15
Deferred income tax benefit.................           95            --             21               7            123
Inventories.................................          160             23           138             (18)           303
                                                   ------         ------        ------        --------         ------
    TOTAL CURRENT ASSETS....................        3,241          3,556           521          (6,397)           921
PROPERTY, PLANT AND EQUIPMENT:
Land........................................           18            --             40             --              58
Buildings...................................          274             22           129             --             425
Machinery and equipment.....................        2,527             51           428             --           3,006
Construction in progress....................           18             20            13             --              51
                                                   ------         ------        ------        --------         ------
Total property, plant and equipment.........        2,837             93           610             --           3,540
Less accumulated depreciation...............        2,070             14           313             --           2,397
                                                   ------         ------        ------        --------         ------
NET PROPERTY, PLANT AND EQUIPMENT...........          767             79           297             --           1,143
INVESTMENTS IN AFFILIATES...................        3,139            206            26          (3,058)           313
GOODWILL, NET...............................            2             72           312             --             386
IDENTIFIED INTANGIBLE ASSETS, NET...........            3             26           165             --             194
LONG-TERM DEFERRED INCOME TAX BENEFIT.......          242            --             12             --             254
INTERCOMPANY ADVANCES.......................          128          2,010         1,812          (3,950)           --
OTHER ASSETS................................          166            --             31             --             197
                                                   ------         ------        ------        --------         ------
    TOTAL ASSETS............................       $7,688         $5,949        $3,176        $(13,405)        $3,408
                                                   ======         ======        ======        ========         ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................       $  160         $    8        $   65        $    --          $  233
Intercompany payables.......................        3,271          2,995           120          (6,386)           --
Wages and benefits..........................           26            --             30             --              56
Postretirement liabilities..................           81            --              1             --              82
Miscellaneous accruals......................          210             11           141             --             362
Short-term debt.............................          683            --            --              --             683
Intercompany short-term debt................          189             31           112            (332)           --
                                                   ------         ------        ------        --------         ------
TOTAL CURRENT LIABILITIES...................        4,620          3,045           469          (6,718)         1,416
LONG-TERM DEBT..............................          448            --            179             --             627
INTERCOMPANY LONG-TERM DEBT.................        1,494             45         2,080          (3,619)           --
POSTRETIREMENT LIABILITIES..................          921            --             26             --             947
OTHER LIABILITIES...........................          318              6           207             --             531
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock................................            1            --            --              --               1
    Net (deficiency) excess of assets at
      spinoff and subsidiary capital........         (113)         2,853           215          (3,068)          (113)
    Treasury stock..........................         (257)           --            --              --            (257)
Unearned ESOP shares........................           (1)           --            --              --              (1)
Accumulated other comprehensive loss........         (144)           --            --              --            (144)
Reinvested earnings.........................          401            --            --              --             401
                                                   ------         ------        ------        --------         ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........         (113)         2,853           215          (3,068)          (113)
                                                   ------         ------        ------        --------         ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).................................       $7,688         $5,949        $3,176        $(13,405)        $3,408
                                                   ======         ======        ======        ========         ======

                                                     SOLUTIA INC.

                                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                                          SIX MONTHS ENDED JUNE 30, 2002
                                               (DOLLARS IN MILLIONS)

                                            PARENT ONLY                      NON-                       CONSOLIDATED
                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                            ------------    ----------    ----------    ------------    ------------
CASH FROM OPERATIONS....................        $(39)          $ 63          $ 25           $--            $  49
                                                ----           ----          ----           ----           -----

INVESTING ACTIVITIES:
Property, plant and equipment
  purchases.............................         (15)            (4)          (12)           --              (31)
Acquisition and investment payments, net
  of cash acquired......................         (17)           --            --             --              (17)
Property disposals and investment
  proceeds..............................         101            --             (1)           --              100
                                                ----           ----          ----           ----           -----
CASH FROM INVESTING ACTIVITIES..........          69             (4)          (13)           --               52
                                                ----           ----          ----           ----           -----

FINANCING ACTIVITIES:
Net change in short-term debt
  obligations...........................        (157)           --             48            --             (109)
Common stock issued under employee stock
  plans.................................           2            --            --             --                2
Other financing activities..............          (4)           --            --             --               (4)
Changes in investments and advances from
  (to) affiliates.......................         128            (59)          (69)           --              --
                                                ----           ----          ----           ----           -----
CASH FROM FINANCING ACTIVITIES..........         (31)           (59)          (21)           --             (111)
                                                ----           ----          ----           ----           -----

DECREASE IN CASH AND CASH EQUIVALENTS...          (1)           --             (9)           --              (10)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.......................           3              1            19            --               23
                                                ----           ----          ----           ----           -----
END OF PERIOD...........................        $  2           $  1          $ 10           $--            $  13
                                                ====           ====          ====           ====           =====

                                                    SOLUTIA INC.

                                  CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                                          SIX MONTHS ENDED JUNE 30, 2001
                                               (DOLLARS IN MILLIONS)

                                            PARENT ONLY                      NON-                       CONSOLIDATED
                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                            ------------    ----------    ----------    ------------    ------------
CASH FROM OPERATIONS....................       $(130)          $ 78          $(29)          $ (1)           $(82)
                                               -----           ----          ----           ----            ----

INVESTING ACTIVITIES:
Property, plant and equipment
  purchases.............................         (16)            (6)          (21)           --              (43)
Acquisition and investment payments, net
  of cash acquired......................         (18)           --            --             --              (18)
Property disposals and investment
  proceeds..............................          (5)           --             37            --               32
                                               -----           ----          ----           ----            ----
CASH FROM INVESTING ACTIVITIES..........         (39)            (6)           16            --              (29)
                                               -----           ----          ----           ----            ----

FINANCING ACTIVITIES:
Net change in short-term debt
  obligations...........................         106            --             (3)           --              103
Common stock issued under employee stock
  plans.................................           8            --            --             --                8
Other financing activities..............          (2)           --            --             --               (2)
Changes in investments and advances from
  (to) affiliates.......................          50            (72)           21              1             --
                                               -----           ----          ----           ----            ----
CASH FROM FINANCING ACTIVITIES..........         162            (72)           18              1             109
                                               -----           ----          ----           ----            ----

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................          (7)           --              5            --               (2)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.......................          11            --              8            --               19
                                               -----           ----          ----           ----            ----
END OF PERIOD...........................       $   4           $--           $ 13           $--             $ 17
                                               =====           ====          ====           ====            ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business and market conditions, customer acceptance of new products, raw material and energy pricing, currency fluctuations, interest rate fluctuations, increased competitive and/or customer pressure, ability to divest existing businesses, exposure to product liability and other litigation and cost of environmental remediation, changes in accounting principles generally accepted in the United States of America and ability to implement cost reduction initiatives in a timely manner.

CRITICAL ACCOUNTING POLICIES

    A summary of our critical accounting policies is presented on page 13 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2002.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2002, COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 2001

    Net sales for the second quarter of 2002 were essentially even with the second quarter of 2001. Higher volumes and favorable currency exchange rate fluctuations were offset by lower average selling prices.

  Performance Films

    Net sales in the Performance Films segment for the second quarter of 2002 decreased by 3 percent from the same period of the prior year. Net sales decreased primarily because of lower average selling prices than those of the year-ago quarter due to competitive pricing pressures, partially offset by higher sales volumes and favorable currency exchange rate fluctuations. Higher CPFilms' window film sales were partially offset by decreased demand for SAFLEX(R) plastic interlayer products. Sales volumes for SAFLEX(R) plastic interlayer products were down primarily due to significantly lower sales to a large customer, partially offset by increased volumes in the Asia Pacific markets. Sales volumes will be negatively impacted by lower sales to this customer for the remainder of 2002. Also, to a lesser extent, net sales were positively affected by favorable currency exchange rate fluctuations primarily due to the strengthening euro and Japanese yen in relation to the U.S. dollar.

    Segment profit for the three-month period ended June 30, 2002, increased 5 percent over the three-month period ended June 30, 2001, primarily due to lower raw material costs, lower personnel expense associated with restructuring activities carried out during 2001, lower amortization expense due to the adoption of SFAS No. 142 and higher equity earnings. The impact of significantly lower sales volumes to the large Saflex customer on segment profitability is expected to be mostly offset by higher sales of SAFLEX(R) plastic interlayer products to other glass laminators, improved product mix and cost reductions.

  Specialty Products

    Net sales in the Specialty Products segment increased 3 percent for the second quarter 2002 over the comparable quarter of the prior year. The increase in net sales was primarily caused by higher sales volume in Resins and Additives because of increased demand by European customers. Also, to a lesser extent, businesses in this segment were favorably impacted by currency exchange rate fluctuations due to the strengthening euro in relation to the U.S. dollar. Partially offsetting the sales volumes increases and favorable currency exchange rate fluctuations were lower average selling prices primarily because of pricing pressures.

    Segment profit for the Specialty Products segment increased 50 percent for the quarter ended June 30, 2002, over the year-ago quarter. Profit increased primarily from the effects of higher net sales, lower amortization expense due to the adoption of SFAS No. 142, lower raw material costs, lower personnel expense associated with restructuring activities carried out during 2001 and favorable manufacturing variances associated with higher capacity utilization rates.

  Integrated Nylon

    Net sales for the second quarter of 2002 in the Integrated Nylon segment decreased 1 percent from the second quarter of 2001. The change in sales occurred primarily because of declines in average selling prices in most businesses due to competitive pricing pressures. These declines more than offset price increases experienced in carpet fiber. Sales volumes were up slightly from the comparable prior-year period. Sales volume increases in carpet fiber, intermediate chemicals and nylon plastics and polymers were mostly offset by volume declines in nylon industrial products.

    Segment profit for the Integrated Nylon segment was $12 million for the quarter ended June 30, 2002, up 33 percent from the second quarter of 2001. The increase in segment profitability resulted primarily from lower personnel expense associated with restructuring activities carried out during 2001, lower raw material and energy prices and favorable manufacturing variances associated with higher capacity utilization rates. Segment profitability was negatively affected by approximately $6 million due to the temporary shutdown of the Chocolate Bayou Intermediates facility during the second quarter of 2002 because of a power outage.

  Operating Income

    Operating income for the second quarter of 2002 increased to $39 million from $22 million in the second quarter of 2001. Excluding the effects of amortization expense from operating results in the second quarter of 2001 associated with the adoption of SFAS No. 142 (see Note 6), operating income in the second quarter of 2002 increased $10 million from the prior year. The increase in operating income was primarily driven by the lower raw material and energy costs, higher volumes and lower personnel costs resulting from restructuring activities carried out during 2001, partially offset by impact of lower selling prices and the aforementioned manufacturing outage.

  Equity Earnings from Affiliates--net of tax

    Equity earnings from affiliates was $4 million in the second quarter of 2002 compared to $8 million in the comparable quarter in 2001. Excluding the loss of income from the sale of Solutia's
50 percent interest in the Advanced Elastomer Systems joint venture which occurred in the first quarter of 2002, equity earnings were essentially unchanged from prior year.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2002, COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

    Net sales for the six-month period ended June 30, 2002, decreased by 6 percent as compared with the six-month period ended June 30, 2001. Sales decreases reflect lower average selling prices, and to a lesser extent, lower volumes.

  Performance Films

    Performance Films' net sales for the first six months of 2002 decreased 4 percent in comparison to the first six months of 2001. Net sales decreased primarily because of lower average selling prices than those of the year-ago period due to competitive pricing pressures, partially offset by higher sales volumes. Higher CPFilms' window film sales were partially offset by decreased demand for SAFLEX(R) plastic interlayer products due to significantly lower sales to a large customer and lower specialty films sales into the electronic display market. Sales volumes will be negatively impacted by lower sales to this customer for the remainder of 2002.

    Performance Films' segment profit for the first half of 2002 increased 11 percent from the first half of 2001 because of lower raw material costs, lower marketing, administrative and technological spending, lower personnel expense associated with restructuring activities carried out during 2001 and lower amortization expense due to the adoption of SFAS No. 142. The impact of significantly lower sales volumes to the large Saflex customer on segment profitability is expected to be mostly offset by higher sales of SAFLEX(R) plastic interlayer products to other glass laminators, improved product mix and cost reductions.

  Specialty Products

    Net sales in the Specialty Products segment decreased 6 percent for the six months ended June 30, 2002, over the comparable period of the prior year. The decrease in net sales was primarily caused by lower average selling prices than those of the year-ago period because of pricing pressures. Also, to a lesser extent, net sales were negatively impacted by lower volumes in the Resins and Additives business and lower sales of chlorobenzenes. Partially offsetting the decreases in average selling prices and sales volumes were modest volume increases in Pharmaceutical Services.

    Segment profit for the six-month period ended June 30, 2002, decreased 35 percent as compared to the six-month period ended
June 30, 2001. Excluding a gain of $28 million ($17 million aftertax) recorded in the first quarter of 2001 from an insurance settlement, segment profit increased 17 percent primarily due to lower amortization expense due to the adoption of SFAS No. 142, lower raw material costs and lower personnel expense associated with restructuring activities carried out during 2001.

  Integrated Nylon

    The Integrated Nylon segment's net sales for the six months ended June 30, 2002, decreased 8 percent as compared with the six months ended June 30, 2001 primarily due to declines in average selling prices in all businesses in this segment. Sales volumes were also down slightly from the comparable prior-year period. The effects of a weak U.S. economy continue to unfavorably impact average selling prices and volumes in comparison with 2001. Price decreases in all businesses were due to competitive pricing pressures. In addition, price decreases in intermediate chemicals also resulted from contracts with formula pricing tied to raw material costs. Carpet fiber sales experienced an unfavorable product mix, while achieving overall increases in volume.

    Integrated Nylon's segment profit for the first half of 2002 was $19 million, up $15 million from the $4 million experienced for the first half of 2001. The increase resulted primarily from lower raw material and energy prices, lower marketing, administrative, and technological spending, lower personnel expense associated with restructuring activities carried out during 2001and favorable manufacturing variances associated with higher capacity utilization rates. Segment profitability was negatively affected by approximately $6 million due to the temporary shutdown of the Chocolate Bayou Intermediates facility during the second quarter of 2002 because of a power outage.

  Operating Income

    Operating income for the first six months of 2002 increased to $66 million from $43 million in the first six months of 2001. Excluding the effects of amortization expense from operating results for the six months ended June 30, 2001, associated with the adoption of SFAS No. 142 (see Note 6), operating income for the six months ended June 30, 2002, increased $9 million from the prior year. The increase in operating income was primarily driven by the lower raw material and energy costs, lower personnel costs resulting from restructuring activities carried out during 2001 and lower marketing, administrative and technological expenses, partially offset by a year-over-year increase in corporate expenses of approximately $5 million due to protracted litigation in Anniston, Alabama.

  Equity Earnings from Affiliates--net of tax

    Equity earnings from affiliates was $12 million in the first half of 2002, even with the comparable period of 2001. Excluding the loss of income from the sale of Solutia's 50 percent interest in the Advanced Elastomer Systems joint venture during the first quarter of 2002, equity earnings increased by $4 million. The increase is primarily due to higher earnings from the Astaris joint venture.

  Other Income--Net

    Other income--net for the six months ended June 30, 2002, was $9 million compared to $37 million for the same period in 2001.
The six months ended June 30, 2002, includes a $5 million ($3 million aftertax) gain from the sale of Solutia's 50 percent interest in the Advanced Elastomer Systems joint venture. The six months ended
June 30, 2001, includes a $28 million gain ($17 million aftertax) from an insurance settlement. Excluding these gains from both periods, other income for the six months ended June 30, 2002, was $4 million compared to $9 million for the same period in 2001, which was due in part to a small gain from certain asset sales in 2001.

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

FINANCIAL CONDITION AND LIQUIDITY

    Cash generated from operations was $49 million for the six months ended June 30, 2002, compared to cash used in operations of $82 million for the six months ended June 30, 2001. The improvement was primarily attributable to an income tax refund received during the first quarter of 2002, a $21 million dividend received during the second quarter of 2002 from the Flexsys joint venture, stronger operating earnings and lower severance payments. In March of 2002, the "Job Creation and Worker Assistance Act" was enacted which allowed for, among other things, a five-year carryback of net operating losses. As a result of this new law, Solutia received a $30 million income tax refund from the United States taxing authorities, in addition to its $30 million anticipated income tax refund during the first quarter of 2002.

    Solutia's working capital at June 30, 2002 increased to negative $310 million from negative $495 million at December 31, 2001. The increase in the working capital position primarily resulted from a reduction of short-term debt and an increase in accounts receivable, partially offset by an increase in accounts payable.

LIQUIDITY

    On June 30, 2002, Solutia's debt obligations totaled
$1,222 million, including borrowings under the existing $800 million credit facility with a syndicate of commercial banks, notes and debentures. The weighted average interest rate on Solutia's total debt outstanding at June 30, 2002, was approximately 5.7 percent.

    At June 30, 2002, debt maturing within one year consisted primarily of borrowings of $425 million from the $800 million facility due in August of 2002 and $150 million of 6.5 percent notes due in October of 2002.

  AMENDED CREDIT FACILITY

    On July 25, 2002, Solutia and its bank syndicate amended Solutia's revolving credit facility. The amendment extends the maturity of the facility until August 2004. It also reduces the facility from $800 million to $600 million and separates the facility into a $300 million term loan and a $300 million revolving credit facility. The term loan has scheduled payment obligations as follows: $25 million at December 31, 2002; $50 million at December 31, 2003; $25 million at June 30, 2004; and the remainder at maturity. The amended credit facility requires the Company to cash collateralize certain outstanding letters of credit. Fees, expenses and other costs associated with the amended credit facility and cash collateralization of letters of credit totaled approximately
$50 million. The amended credit facility is available for working capital and other general corporate purposes.

    Guarantees

    Solutia's obligations and the obligations of its subsidiary borrowers under the amended credit facility are guaranteed by Solutia Inc., CPFilms Inc., Monchem International Inc., Monchem, Inc., Solutia Systems, Inc. (the "subsidiary guarantors") and each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions.

    Collateral

    Borrowings under the amended credit facility as well as the beneficiaries of the Astaris support agreement, the lessee under the co-generation facility at Pensacola, Florida and holders of certain designated letters of credit are secured by (1) liens on all of Solutia Inc.'s inventory and receivables and those of the subsidiary guarantors, (2) pledges of 100 percent of the stock of Monchem, Inc. and Solutia Systems, Inc. and 65 percent of the voting stock and 100 percent of all other stock of Monchem International, Inc.,
(3) liens on intercompany debt of and held by Monchem, Inc., Monchem International, Inc. and Solutia Systems, Inc., (4) pledges of
65 percent of the voting stock (and 100 percent of all other stock) of Solutia Europe, S.A./N.V. and Solutia U. K. Holdings Limited,
(5) a lien on certain principal properties, (6) a lien on certain intellectual property; and (7) liens on property, plant and equipment, inventory, receivables and certain intellectual property of four European subsidiaries. The aggregate amount of Solutia's obligations entitled to the benefit of the lien on such principal properties is limited to 15 percent of its net tangible assets, as determined at the date that the lien was granted.

    In addition, borrowings under the amended credit facility are secured by liens shared equally and ratably with the holders of Solutia's outstanding publicly traded notes and senior secured notes described below. These include a lien on (1) certain other principal properties, (2) 100 percent of the stock of CPFilms Inc., and
(3) pledges of intercompany debt of CPFilms Inc; and a second priority lien shared equally and ratably on the principal properties on which the banks have a first priority lien. The amended credit facility also contains customary representations and warranties and affirmative and negative covenants.

    Interest

    Borrowings under the amended credit facility bear interest at a floating rate based on LIBOR, plus an applicable margin. The margin for LIBOR loans is 5.75 percent and will increase by 50 basis points in July 2003 and an additional 50 basis points in January 2004. A premium in the amount of 2 percent of the principal repaid on the term loan will apply until July 25, 2003, and a premium of 1 percent will apply to such principal payments thereafter.

    Covenants

    The amended credit facility requires Solutia to meet certain financial tests, including, but not limited to, maximum leverage and minimum interest coverage ratios. In addition, the amended credit facility contains certain covenants which, among other things, limit the incurrence of additional debt, aggregate capital expenditures, guarantees, liens, investments, asset sales, dividends, restricted payments, acquisitions, mergers and consolidations, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.

  SENIOR SECURED NOTES

    On July 9, 2002, Solutia completed a private placement of 223,000 units consisting of $223 million of senior secured 7 year notes and warrants to purchase 5,533,522 shares of common stock at an exercise price of $7.59 per share. The 7 year notes were issued by SOI Funding Corp., a special purpose entity, and the offering resulted in cash proceeds, net of estimated fees, of $193 million which were placed in escrow pending amendment of Solutia's credit facility, as described under "Amended Credit Facility" above and assumption of SOI Funding Corp.'s obligations under the notes. Both of these events occurred on July 25, 2002, at which time the net offering proceeds were released from escrow. Solutia deposited approximately $155 million of the proceeds with the trustee for the $150 million of 6.5 percent notes due October 15, 2002 to pay the principal and interest at maturity. The remaining proceeds were used to pay fees, expenses and other costs related to the amended credit facility, cash collateralize certain outstanding letters of credit and repay a portion of borrowings under Solutia's amended credit facility.

    Guarantees

    All of the subsidiaries that guarantee the obligations under Solutia's amended credit facility will fully and unconditionally guarantee the notes on a senior joint and several basis. Certain of Solutia's future domestic subsidiaries will be required to execute similar guarantees. The subsidiary guarantees will each rank in right of payment equal to each subsidiary guarantor's existing and future senior debt.

    Collateral

    The notes and guarantees will be secured by a first priority lien (shared with (A) holders of our bank obligations, (B) the beneficiaries of the Astaris support agreement, (C) the lessee under the co-generation facility at Pensacola, Florida and (D) holders of certain designated letters of credit) on the following assets:
(1) certain principal properties, (2) pledges of 100 percent of the stock of CPFilms Inc., and (3) intercompany debt of CPFilms Inc.;
and a second priority lien on the following assets: (1) 65 percent of the voting stock (100 percent of all other stock) of Monchem International, Inc. and 100 percent of the stock of the remaining subsidiary guarantors, Monchem, Inc. and Solutia Systems, Inc.,
(2) intercompany debt of and held by the subsidiary guarantors (other than CPFilms Inc.), (3) substantially all of Solutia's and the subsidiary guarantors' accounts receivable and inventory and certain intellectual property, (4) 65 percent of the voting stock (and
100 percent of all other stock) of two foreign subsidiaries, and
(5) certain other production facilities.

    Interest expense, giving effect to the new facilities, is expected to be approximately $107 million for 2002. Assuming a constant debt level and current LIBOR rates, interest expense is expected to be approximately $125 million for 2003. Included in the 2003 estimate for interest expense is approximately $25 million of amortization of debt discount, warrants and issuance costs primarily for the amended credit facility and the senior secured notes.

OTHER

    During the first quarter of 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation for approximately $102 million. The sale resulted in a gain of $5 million ($3 million aftertax).

    In 1993, a co-generation facility was constructed at the Pensacola, Florida manufacturing site to provide the plant with electricity and steam. Solutia financed the construction by placing the co-generation facility in a trust that was funded by a syndicate of commercial banks. Solutia makes monthly operating lease payments and the lease term is co-terminous with the amended credit facility.

    In connection with the completion of the external financing agreement for Astaris which expires in September of 2005, Solutia contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. During the second quarter of 2002, Solutia contributed $12 million to the joint venture under this agreement. Solutia anticipates that an additional contribution of approximately $15 million will be required in the second half of 2002. Solutia believes that this obligation is not likely to have a significant impact on its consolidated financial position, liquidity or profitability.

    On June 18, 2002, Standard and Poor's downgraded Solutia's senior unsecured rating from BB+ to BB- and the secured bank loan from BB+ to BB. On June 13, 2002, Moody's downgraded Solutia's senior unsecured rating from Ba1 to Ba2 and the secured bank loan from Baa3 to Ba1. On May 10, 2002, Standard and Poor's downgraded Solutia's senior unsecured and secured bank loan rating from BBB- to BB+.

    Solutia believes that its cash flow from operations and available borrowing capacity under the amended credit facility provide sufficient resources to finance its operations and planned capital needs for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        FACTORS

    There have been no material changes in market risk exposures during the first six months of 2002 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 26 and 27 of Solutia's Annual Report on
Form 10-K for the year ended December 31, 2001.

                     PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 9, 2002, SOI Funding Corp. offered 223,000 units (the "Units"), comprising $223 million aggregate principal amount of its
11.25 percent Senior Secured Notes (the "Notes") due 2009 and warrants to purchase a total of 5,533,522 shares of Solutia's common stock. Each warrant entitles the holder to purchase 24.814 shares of Solutia's common stock at an exercise price of $7.59 per share, subject to adjustment under certain circumstances. The warrants will be exercisable at any time after their separation from the Notes and before their expiration on July 15, 2009.

    The Units were offered and sold only to "Qualified Institutional Buyers" as defined under Rule 144A under the Securities Act of 1933 (the "Act"), and outside the United States in accordance with Regulation S under the Act. The Units were sold for an aggregate offering price of $200,682,160, with an aggregate discount to the initial purchasers of $5,575,000, resulting in net offering proceeds of $195,107,160. These net offering proceeds were placed in escrow pending Solutia's assumption of SOI Funding's obligations under the Notes.

    On July 25, 2002, Solutia assumed SOI Funding's obligations under the Notes, and the net offering proceeds were released to Solutia. Solutia used these proceeds (1) to make an irrevocable deposit with the trustee for Solutia's $150 million of outstanding
6.5 percent notes due October 15, 2002 to pay the principal and interest at their maturity date, (2) to pay fees, expenses and other costs associated with the amended credit facility, (3) to cash collateralize certain outstanding letters of credit, and (4) to repay a portion of borrowings under the amended credit facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At Solutia's annual meeting of stockholders on April 24, 2002, three matters were submitted to a vote of stockholders.

    1. The stockholders elected the following directors for a three-year term that will expire at the annual meeting of stockholders in 2005 (or until their respective successors are elected and qualified, or until their earlier death, resignation or removal). Votes were cast as follows:

                                                                                   VOTES
                                                               VOTES             "WITHHOLD
         NAME                                                  "FOR"            AUTHORITY"
         ----                                                  -----            ----------
   Paul H. Hatfield.................................         93,595,487          3,008,228
   J. Patrick Mulcahy...............................         92,961,380          3,642,335
   Sally G. Narodick................................         93,389,995          3,213,720

    The following directors are continuing terms expiring at the annual meeting of stockholders in 2003: Paul Donovan, Robert H. Jenkins and Frank A. Metz, Jr. The following directors are continuing terms expiring at the annual meeting of stockholders in 2004: John C. Hunter III, William D. Ruckelshaus and John B. Slaughter.

    2. The Solutia Inc. 2002-2006 Long-Term Incentive Plan was approved by the stockholders. A total of 87,660,027 votes were cast in favor of the plan, 8,262,667 votes were cast against it, and 681,021 votes were counted as abstentions.

    3. The appointment by the Board of Directors of Deloitte & Touche LLP as principal independent auditors for the year 2002 was ratified by the stockholders. A total of 92,430,215 votes were cast in favor of ratification, 3,773,980 votes were cast against it, and 399,520 votes were counted as abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 28 of this report.

    (b) Reports on Form 8-K during the quarter ended June 30, 2002:

        On June 19, 2002, Solutia filed a Form 8-K, under Item 9,
        "Regulation FD Disclosure," describing the structure and certain terms of a proposed private placement of $250 million of senior secured notes.

        On June 18, 2002, Solutia filed a Form 8-K, containing a press release which announced that Solutia was pursuing a $250 million private placement of senior secured notes.

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

Date: August 1, 2002

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

   2 Amendment to Distribution Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company

   4 Warrant Agreement between Solutia Inc. and HSBC Bank USA as Warrant Agent, dated as of July 9, 2002

  10(a)       Solutia Inc. 2002-2006 Long-Term Incentive Plan
              (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated
              March 14, 2002)

  10(b) Protocol Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company

  10(c) Second Amended and Restated Credit Agreement, dated as of July 25, 2002, between Solutia Inc., as Borrower, the initial lenders named therein, Bank of America, N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent

  11          Omitted--Inapplicable; see "Statement of Consolidated Income
              (Loss)" on page 1

  99(a)       Computation of the Ratio of Earnings to Fixed Charges

  99(b) Business Risk Factors as set forth in Offering Memorandum, dated July 2, 2002