Form 10-Q
period 2002-09-30
SOLUTIA INC
filed 2002-11-14
CIK 1043382

======================================================================

                             FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                   OUTSTANDING AT
               CLASS                             SEPTEMBER 30, 2002
               -----                             ------------------

   COMMON STOCK, $0.01 PAR VALUE                 104,777,018 SHARES
   -----------------------------                 ------------------

======================================================================

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                 SOLUTIA INC.

                                  STATEMENT OF CONSOLIDATED INCOME (LOSS)
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS                  NINE MONTHS
                                                         ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                         -------------------         ---------------------
                                                         2002          2001           2002           2001
                                                         -----         -----         ------         ------
NET SALES..........................................      $ 718         $ 690         $2,108         $2,174
Cost of goods sold.................................        598           561          1,729          1,789
                                                         -----         -----         ------         ------
GROSS PROFIT.......................................        120           129            379            385
Marketing expenses.................................         48            40            137            131
Administrative expenses............................         38            40            109            114
Technological expenses.............................         17            16             48             48
Amortization expense...............................        --              9              2             25
                                                         -----         -----         ------         ------
OPERATING INCOME...................................         17            24             83             67
Equity earnings from affiliates--net of tax........          5             9             17             21
Interest expense...................................        (32)          (22)           (76)           (66)
Other income (expense)--net........................          3            (3)            12             34
                                                         -----         -----         ------         ------
INCOME (LOSS) BEFORE INCOME TAXES..................         (7)            8             36             56
Income taxes (benefit).............................         (7)            1             (1)            14
                                                         -----         -----         ------         ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................      $ --          $   7         $   37         $   42
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE........................................        --            --            (167)           --
                                                         -----         -----         ------         ------
NET INCOME (LOSS)..................................      $ --          $   7         $ (130)        $   42
                                                         =====         =====         ======         ======
BASIC EARNINGS (LOSS) PER SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................      $ --          $0.07         $ 0.35         $ 0.41
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE........................................        --            --           (1.59)           --
                                                         -----         -----         ------         ------
BASIC EARNINGS (LOSS) PER SHARE....................      $ --          $0.07         $(1.24)        $ 0.41
                                                         =====         =====         ======         ======
DILUTED EARNINGS (LOSS) PER SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................      $ --          $0.07         $ 0.35         $ 0.40
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE........................................        --            --           (1.59)           --
                                                         -----         -----         ------         ------
DILUTED EARNINGS (LOSS) PER SHARE..................      $ --          $0.07         $(1.24)        $ 0.40
                                                         =====         =====         ======         ======
Weighted average equivalent shares (in millions):
    Basic..........................................      104.8         104.0          104.7          103.7
    Effect of dilutive securities:
        Common share equivalents--common shares
          issuable upon exercise of outstanding
          stock options and warrants...............        --            1.2            0.3            1.3
                                                         -----         -----         ------         ------
    Diluted........................................      104.8         105.2          105.0          105.0
                                                         =====         =====         ======         ======

                          STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                          (DOLLARS IN MILLIONS)

                                                            THREE MONTHS                 NINE MONTHS
                                                         ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                         -------------------         ---------------------
                                                         2002          2001           2002           2001
                                                         -----         -----         ------         ------
NET INCOME (LOSS)..................................      $  --         $   7         $ (130)        $   42
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments...................         (8)           48             74            (12)
Minimum pension liability adjustments, net of
  tax..............................................       (123)          --            (123)           --
Net unrealized gain (loss) on derivative
  instruments, net of tax..........................          1           --               1             (2)
Net realized (gain) loss on derivative instruments,
  net of tax.......................................        --              1              1             (1)
                                                         -----         -----         ------         ------
COMPREHENSIVE INCOME (LOSS)........................      $(130)        $  56         $ (177)        $   27
                                                         =====         =====         ======         ======

See accompanying Notes to Consolidated Financial Statements.

                                          SOLUTIA INC.

                         STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      2002                2001
                                                                  -------------       ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................         $   19              $   23
Restricted cash.............................................            155                 --
Trade receivables, net of allowance of $18 in 2002 and $22
  in 2001...................................................            395                 352
Miscellaneous receivables...................................            109                 105
Prepaid expenses............................................             17                  15
Deferred income tax benefit.................................            123                 123
Inventories.................................................            323                 303
                                                                     ------              ------
TOTAL CURRENT ASSETS........................................          1,141                 921
PROPERTY, PLANT AND EQUIPMENT:
Land........................................................             62                  58
Buildings...................................................            437                 425
Machinery and equipment.....................................          3,077               3,006
Construction in progress....................................             48                  51
                                                                     ------              ------
Total property, plant and equipment.........................          3,624               3,540
Less accumulated depreciation...............................          2,493               2,397
                                                                     ------              ------
NET PROPERTY, PLANT AND EQUIPMENT...........................          1,131               1,143
INVESTMENTS IN AFFILIATES...................................            241                 313
GOODWILL, net...............................................            321                 386
IDENTIFIED INTANGIBLE ASSETS, net...........................             73                 194
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................            301                 254
OTHER ASSETS................................................            305                 197
                                                                     ------              ------
TOTAL ASSETS................................................         $3,513              $3,408
                                                                     ======              ======
           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable............................................         $  248              $  233
Wages and benefits..........................................             54                  56
Postretirement liabilities..................................             94                  82
Miscellaneous liabilities...................................            348                 362
Short-term debt.............................................            303                 683
                                                                     ------              ------
TOTAL CURRENT LIABILITIES...................................          1,047               1,416
LONG-TERM DEBT..............................................          1,102                 627
POSTRETIREMENT LIABILITIES..................................          1,203                 947
OTHER LIABILITIES...........................................            430                 531
SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value
    $0.01)
  Issued: 118,400,635 shares in 2002 and 2001...............              1                   1
  Additional contributed capital............................             19                 --
  Treasury stock, at cost (13,623,617 shares in 2002 and
    13,921,604 shares in 2001)..............................           (250)               (257)
Net deficiency of assets at spinoff.........................           (113)               (113)
Unearned ESOP shares........................................            --                   (1)
Accumulated other comprehensive loss........................           (191)               (144)
Reinvested earnings.........................................            265                 401
                                                                     ------              ------
SHAREHOLDERS' DEFICIT.......................................           (269)               (113)
                                                                     ------              ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................         $3,513              $3,408
                                                                     ======              ======

See accompanying Notes to Consolidated Financial Statements.

                                    SOLUTIA INC.

                        STATEMENT OF CONSOLIDATED CASH FLOW
                               (DOLLARS IN MILLIONS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                  ------------------
                                                                  2002          2001
                                                                  -----         ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)...........................................      $(130)       $  42
Adjustments to reconcile to Cash From Operations:
    Cumulative effect of change in accounting principle.....        167          --
    Depreciation and amortization...........................        114          136
    Amortization of deferred credits........................        (11)         (10)
    Amortization of deferred debt issuance costs and debt
      discount..............................................          9            1
    Restructuring expenses and other unusual items..........         18          --
    Net pretax gains from asset disposals...................         (6)         (34)
    Changes in assets and liabilities:
        Income and deferred taxes...........................         46           (3)
        Trade receivables...................................        (43)          (6)
        Inventories.........................................        (20)          18
        Accounts payable....................................         17         (106)
        Other assets and liabilities........................        (74)         (84)
                                                                  -----        -----
CASH FROM OPERATIONS........................................         87          (46)
                                                                  -----        -----
INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (51)         (65)
Acquisition and investment payments, net of cash acquired...        (32)         (32)
Property disposals and investment proceeds, net.............        107           36
                                                                  -----        -----
CASH FROM INVESTING ACTIVITIES..............................         24          (61)
                                                                  -----        -----
FINANCING ACTIVITIES:
Net change in short-term debt obligations...................       (107)          94
Proceeds from issuance of long-term debt obligations........        182          --
Restricted cash for repayment of October 2002 maturities....       (150)         --
Issuance of stock warrants..................................         19          --
Common stock issued under employee stock plans..............          2           11
Deferred debt issuance costs................................        (46)          (2)
Other financing activities..................................        (15)         --
                                                                  -----        -----
CASH FROM FINANCING ACTIVITIES..............................       (115)         103
                                                                  -----        -----
DECREASE IN CASH AND CASH EQUIVALENTS.......................         (4)          (4)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         23           19
                                                                  -----        -----
END OF PERIOD...............................................      $  19        $  15
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

    The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications to prior year's financial information have been made to conform to the 2002 presentation.

2. ACQUISITIONS

    On May 31, 2002, Solutia acquired Axio Research Corporation
(Axio) for approximately $5 million, which was financed with cash from operations. Axio is a contract research organization providing clinical trial design and data management to a wide range of clients including pharmaceutical, biotechnology and medical device companies as well as academic and government research groups. Axio will complement the Pharmaceutical service offering within the Specialty Products segment. The allocation of the purchase price to assets and liabilities acquired resulted in current assets of $1 million, non-current assets of $1 million, goodwill of $4 million and current liabilities of $1 million. Axio's results of operations were included in Solutia's results of operations from the acquisition date and were not material to Solutia's consolidated results of operations for the nine month period ended September 30, 2002.

3. RESTRUCTURING RESERVES

    As part of the integration of Vianova Resins with Solutia's resins businesses, Solutia identified excess production capacity for certain Solutia resins products that allowed for the consolidation of production facilities. As a result, Solutia decided to exit its operations at the Port Plastics site in Addyston, Ohio. An
$8 million ($5 million aftertax) charge to cost of goods sold was recorded in the second quarter of 2000 to carry out the exit plan. The charge included $2 million to write down plant assets to their fair value of approximately $1 million, $2 million of dismantling costs and $4 million of estimated costs for which Solutia is contractually obligated under an operating agreement. Fair value of plant assets was determined by discounting future cash flows using an appropriate discount rate based on the Company's cost of capital. Under the operating agreement, Solutia was required to provide
24 months notice of intent to exit and to pay contractually obligated costs for an additional 18 months thereafter to a third-party operator. Solutia provided notice of intent to exit on June 30, 2000, and exited the site in June of 2002. The contractually obligated costs represent direct manufacturing, overhead, utilities and severance. The financial impact was not material to Solutia as production was shifted to other production facilities.

    The following table summarizes the second quarter 2000 restructuring charge and amounts utilized to carry out those plans:

                                                        SHUTDOWN OF        ASSET WRITE-       OTHER
                                                         FACILITIES           DOWNS           COSTS        TOTAL
                                                        -----------        ------------       -----        -----
     Balance at January 1, 2000...................          $--                $--             $--          $--
          Charges taken...........................             2                  2               4            8
          Amounts utilized........................           --                  (2)            --            (2)
                                                            ----               ----            ----         ----
    Balance at December 31, 2000..................             2                --                4            6
        Amounts utilized..........................           --                 --              --           --
                                                            ----               ----            ----         ----
    Balance at December 31, 2001..................             2                --                4            6
        Amounts utilized..........................           --                 --              --           --
                                                            ----               ----            ----         ----
    Balance at March 31, 2002.....................             2                --                4            6
        Amounts utilized..........................           --                 --              --           --
                                                            ----               ----            ----         ----
    Balance at June 30, 2002......................             2                --                4            6
        Amounts utilized..........................            (1)               --              --            (1)
                                                            ----               ----            ----         ----
    BALANCE AT SEPTEMBER 30, 2002.................          $  1               $--             $  4         $  5
                                                            ====               ====            ====         ====

4. INVENTORY VALUATION

    The components of inventories as of September 30, 2002, and December 31, 2001, were as follows:

                                                 SEPTEMBER 30,       DECEMBER 31,
                                                     2002                2001
                                                 -------------       ------------
Finished goods.............................          $ 225              $ 209
Goods in process...........................            108                107
Raw materials and supplies.................            102                100
                                                     -----              -----
Inventories, at FIFO cost..................            435                416
Excess of FIFO over LIFO cost..............           (112)              (113)
                                                     -----              -----
TOTAL......................................          $ 323              $ 303
                                                     =====              =====

5. CONTINGENCIES

    Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of the spinoff, Solutia assumed from the former Monsanto Company (now known as Pharmacia Corporation), under a distribution agreement, liabilities related to specified legal proceedings. As a result, although Pharmacia remains a defendant, Solutia is required to manage the litigation and indemnify Pharmacia for costs, expenses and judgments arising from the litigation. Such matters arise out of the normal course of business and relate to product liability, government regulation, including environmental issues, employee relations and other issues. Certain of the lawsuits and claims seek damages in significant amounts. Although the results of litigation cannot be predicted with certainty, management's belief is that the final outcome of such litigation, except as noted below, will not have a material adverse effect on Solutia's consolidated financial position, liquidity or profitability in any one year.

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

    Pharmacia is our co-defendant in the Abernathy or Bowie cases. Pharmacia has agreed to obtain a surety bond if it is able to do so on commercially reasonable terms if needed and if Solutia does not obtain the bond. If Pharmacia obtains an appeal bond without providing collateral, any decisions regarding management or settlement of this litigation would be jointly controlled by Solutia, Pharmacia, and Monsanto (the new company which Pharmacia spun off on August 13, 2002) with each company having an equal vote. If such a bond is required to be secured by collateral, Solutia would have the right to provide the collateral and control any settlement decisions regarding these cases. If Solutia does not provide the required collateral, then Monsanto would have the option to provide the collateral and would then control any settlement decisions regarding these cases. If Monsanto does not provide the required collateral, then Pharmacia would provide the necessary collateral and would assume control of any settlement decisions in these cases.

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

    In connection with the agreement described above relating to obtaining an appeal bond in the Abernathy v. Monsanto litigation, if one is necessary, Solutia has agreed to an amendment, dated as of July 1, 2002, to the distribution agreement with Pharmacia. The amendment provides that Solutia accepts the substitution of Monsanto in place of Pharmacia as the entity that will, generally, in the first instance, perform many of the obligations of Pharmacia under the distribution agreement. Pharmacia, however, has agreed to remain primarily liable under the distribution agreement for the performance of those obligations. The amendment to the distribution agreement also provides that Solutia will indemnify Monsanto with respect to the liabilities assumed by Solutia under the distribution agreement.

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

    Net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude the non-amortization provisions of SFAS No. 142, net of tax, are as follows:

                                                                    THREE MONTHS             NINE MONTHS
                                                                        ENDED                   ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                  -----------------       ------------------
                                                                  2002        2001         2002        2001
                                                                  ----        ----         ----        ----
Net income (loss):
     Income before cumulative effect of change in accounting
       principle............................................      $ --        $  7        $  37        $ 42
     Goodwill amortization..................................        --           6          --           16
     Subsumed intangible assets amortization................        --           2          --            5
     Equity method goodwill amortization....................        --         --           --            1
     Trademark amortization.................................        --           1          --            2
     Cumulative effect of change in accounting principle....        --         --          (167)        --
                                                                  -----       ----        -----        ----
ADJUSTED NET INCOME (LOSS)..................................      $ --        $ 16        $(130)       $ 66
                                                                  =====       ====        =====        ====

                                                                    THREE MONTHS             NINE MONTHS
                                                                        ENDED                   ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                  -----------------       ------------------
                                                                  2002        2001         2002        2001
                                                                  ----        ----         ----        ----
Basic earnings (loss) per share:
    Income before cumulative effect of change in accounting
      principle.............................................      $ --        $0.07       $ 0.35       $0.41
    Goodwill amortization...................................        --         0.06          --         0.16
    Subsumed intangible assets amortization.................        --         0.02          --         0.05
    Equity method goodwill amortization.....................        --          --           --         0.01
    Trademark amortization..................................        --         0.01          --         0.02
    Cumulative effect of change in accounting principle.....        --          --         (1.59)        --
                                                                  -----       -----       ------       -----
ADJUSTED BASIC EARNINGS (LOSS) PER SHARE....................      $ --        $0.16       $(1.24)      $0.65
                                                                  =====       =====       ======       =====

                                                                    THREE MONTHS             NINE MONTHS
                                                                        ENDED                   ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                  -----------------       ------------------
                                                                  2002        2001         2002        2001
                                                                  -----       -----       ------       -----
Diluted earnings (loss) per share:
    Income before cumulative effect of change in accounting
      principle.............................................      $ --        $0.07       $ 0.35       $0.40
    Goodwill amortization...................................        --         0.06          --         0.16
    Subsumed intangible assets amortization.................        --         0.02          --         0.05
    Equity method goodwill amortization.....................        --          --           --         0.01
    Trademark amortization..................................        --         0.01          --         0.02
    Cumulative effect of change in accounting principle.....        --          --         (1.59)        --
                                                                  -----       -----       ------       -----
ADJUSTED DILUTED EARNINGS (LOSS) PER SHARE..................      $ --        $0.16       $(1.24)      $0.64
                                                                  =====       =====       ======       =====

    Identified intangible assets are as follows:

                                                              GROSS         SEPTEMBER 30, 2002           NET
                                                            CARRYING            ACCUMULATED           CARRYING
                                                              VALUE            AMORTIZATION             VALUE
                                                            --------        ------------------        --------
Amortized intangible assets:
     Contractual customer relationships...............         $26                 $ (4)                 $22
     Patents..........................................           7                   (2)                   5
     Employment agreements............................           5                   (2)                   3
     Other............................................           6                   (4)                   2
                                                               ---                 ----                  ---
TOTAL AMORTIZED INTANGIBLE ASSETS.....................         $44                 $(12)                 $32
                                                               ---                 ----                  ---
Unamortized intangible assets:
    Trademarks........................................         $47                 $ (6)                 $41
                                                               ---                 ----                  ---
TOTAL UNAMORTIZED INTANGIBLE ASSETS...................         $47                 $ (6)                 $41
                                                               ---                 ----                  ---
TOTAL IDENTIFIED INTANGIBLE ASSETS....................         $91                 $(18)                 $73
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
                                                              ====                 ====                ====

    The Company's second quarter acquisition of Axio (see Note 2), resulted in goodwill of approximately $4 million. Intangible asset amortization expense was less than $1 million for the quarter ended September 30, 2002, and $2 million for the nine months ended September 30, 2002. As a result of adoption of SFAS No. 142, there have been no changes to amortizable lives or methods, except for trademarks, which have indefinite lives as defined under the new standard. Trademarks are associated with products and tradenames of the Company and are expected to provide benefits beyond the foreseeable future. Amortization expense for the net carrying amount of intangible assets is estimated to be $3 million in 2002, $3 million in 2003, $3 million in 2004, $3 million in 2005 and $3 million in 2006.

    Goodwill as allocated by reportable segment is as follows:

                                                       PERFORMANCE        SPECIALTY       INTEGRATED
                                                          FILMS           PRODUCTS           NYLON          TOTAL
                                                       -----------        ---------       ----------        -----
Gross goodwill, December 31, 2001................          $ 84             $ 347            $--            $ 431
Accumulated amortization.........................           (11)              (34)            --              (45)
                                                           ----             -----            ----           -----
Net goodwill, December 31, 2001..................          $ 73             $ 313            $--            $ 386
Intangible assets and related accounts subsumed:
    Noncontractual customer relationships........           --                114             --              114
    Assembled workforce..........................           --                  8             --                8
    Deferred tax liabilities.....................           --                (48)            --              (48)
Goodwill acquired................................           --                  4             --                4
Impairment loss..................................           --               (167)            --             (167)
Translation......................................           --                 24             --               24
                                                           ----             -----            ----           -----
Goodwill, September 30, 2002.....................          $ 73             $ 248            $--            $ 321
                                                           ====             =====            ====           =====

    Fair value measurements of the reporting units were estimated by a third-party specialist utilizing both an income and market multiple approach. Based on this analysis, Solutia recorded an impairment loss of $167 million during the first quarter of 2002 for the Resins and Additives business in the Specialty Products segment due to declining estimates of future results given current economic and market conditions. The goodwill impairment charge is non-deductible for tax purposes and is reflected as the cumulative effect of change in accounting principle in the accompanying statement of consolidated income (loss).

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

8. DEBT OBLIGATIONS

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

    At September 30, 2002, Solutia had borrowings outstanding under the amended credit facility of $127 million. In addition, the Company had $56 million of letters of credit outstanding under this facility at September 30, 2002.

    In September 2002, Solutia negotiated an amendment to its amended credit facility which reduced the amount of debt outstanding as defined in the credit agreement for purposes of the leverage covenant ratio. Solutia deposited approximately $155 million from the proceeds of the Senior Secured Notes offering which occurred in July 2002 with the trustee for the $150 million of 6.5 percent notes due October 15, 2002, to pay the principal and interest at maturity. However, the principal amount of the 6.5 percent notes due October 15, 2002, was still considered outstanding debt under the amended credit facility. The amendment eliminated the $150 million of
6.5 percent notes due October 15, 2002, from consideration in the leverage covenant ratio. Without the amendment, Solutia would not have been in compliance with the leverage coverage ratio.

  Senior Secured Notes

    On July 9, 2002, SOI Funding Corp. ("SOI Funding"), a special purpose entity, offered 223,000 units (the "Units"), comprising $223 million aggregate principal amount of its 11.25 percent Senior Secured Notes (the "Notes") due 2009 and warrants to purchase a total of 5,533,522 shares of Solutia's common stock.

    The Units were offered and sold only to "Qualified Institutional Buyers" as defined under Rule 144A under the Securities Act of 1933 (the "Act"), and outside the United States in accordance with Regulation S under the Act. Cash proceeds from the sale of the Units net of estimated fees were approximately $193 million. These net offering proceeds were placed in escrow pending Solutia's amendment of its credit facilities, as described under "Amended Credit Facility" above, and assumption of SOI Funding's obligations under the Notes. Both of these events occurred on July 25, 2002, at which time the net offering proceeds were released to Solutia. Solutia deposited approximately $155 million of the proceeds with the trustee for the $150 million of 6.5 percent notes due October 15, 2002 to pay the principal and interest at maturity, which is reflected as restricted cash in the statement of consolidated financial position at September 30, 2002. The remaining proceeds were used to pay fees, expenses and other costs related to the amended credit facility, cash collateralize existing letters of credit and repay a portion of borrowings under Solutia's amended credit facility.

    Each warrant entitles the holder to purchase 24.814 shares of Solutia's common stock at an exercise price of $7.59 per share, subject to adjustment under certain circumstances. The warrants will be exercisable at any time after their separation from the Notes and before their expiration on July 15, 2009.

    Solutia recorded the Notes and warrants based on their estimated relative fair value at the time of their issuance. Accordingly, Solutia recorded $182 million for the value of the Notes and $19 million for the value of the warrants. The discount associated with this offering, which includes the value given to the warrants, will be non-deductible for income tax purposes.

    Solutia has filed a registration statement with the Securities and Exchange Commission for the purposes of exchanging the Notes issued under Rule 144A under the Act for notes which will be available to be traded freely.

    Solutia's obligations and the obligations of its subsidiary borrowers under the amended credit facility and the Notes are guaranteed by CPFilms Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc. and each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. guarantees the payment of amounts due from subsidiary borrowers under the amended credit facility. The Notes and the guarantees are secured by either first or second priority liens on all of the domestic collateral securing Solutia's bank obligations.

9. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

    CPFilms, Inc., Monchem International, Inc., Monchem, Inc., and Solutia Systems, Inc., wholly-owned subsidiaries of the Company (the "Guarantors"), are guarantors of the amended credit facility and the Notes (see Note 8). The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries who do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of September 30, 2002 and December 31, 2001, and for the three and nine months ended September 30, 2002 and 2001. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. The Company has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                                       SOLUTIA INC.

                                           CONSOLIDATING STATEMENT OF INCOME
                                         THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET SALES....................         $ 470              $40              $331             $(123)             $ 718
Cost of goods sold...........           446               14               266              (128)               598
                                      -----              ---              ----             -----              -----
GROSS PROFIT.................            24               26                65                 5                120
Marketing expenses...........            30                5                13               --                  48
Administrative expenses......            24                1                11                 2                 38
Technological expenses.......            14                1                 2               --                  17
Amortization expense.........           --               --                --                --                 --
                                      -----              ---              ----             -----              -----
OPERATING INCOME (LOSS)......           (44)              19                39                 3                 17
Equity earnings from
  affiliates--net of tax.....            77               23                 1               (96)                 5
Interest expense.............           (48)              (2)              (33)               51                (32)
Other income--net............            (1)              31                26               (53)                 3
                                      -----              ---              ----             -----              -----
INCOME BEFORE INCOME TAXES...           (16)              71                33               (95)                (7)
Income taxes (benefit).......           (16)             --                  9               --                  (7)
                                      -----              ---              ----             -----              -----
NET INCOME...................         $ --               $71              $ 24             $ (95)             $ --
                                      =====              ===              ====             =====              =====

                                 CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                         THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                 (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET INCOME...................         $ --               $71              $ 24             $ (95)             $ --
OTHER COMPREHENSIVE INCOME
  (LOSS):
Currency translation
  adjustments................            (8)              (7)              --                  7                 (8)
Minimum pension liability
  adjustments, net of tax....          (123)             --                --                --                (123)
Net unrealized gain on
  derivative instruments, net
  of tax.....................             1              --                --                --                   1
                                      -----              ---              ----             -----              -----
COMPREHENSIVE INCOME (LOSS)..         $(130)             $64              $ 24             $ (88)             $(130)
                                      =====              ===              ====             =====              =====

                                                      SOLUTIA INC.

                                           CONSOLIDATING STATEMENT OF INCOME
                                         THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                  (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET SALES....................          $469              $ 34             $305             $(118)              $690
Cost of goods sold...........           416                13              252              (120)               561
                                       ----              ----             ----             -----               ----
GROSS PROFIT.................            53                21               53                 2                129
Marketing expenses...........            36                 4              --                --                  40
Administrative expenses......            26                 1               13               --                  40
Technological expenses.......            12                 1                3               --                  16
Amortization expense.........             1                 1                7               --                   9
                                       ----              ----             ----             -----               ----
OPERATING INCOME (LOSS)......           (22)               14               30                 2                 24
Equity earnings from
  affiliates--net of tax.....            66                14              --                (71)                 9
Interest expense.............           (39)               (1)             (35)               53                (22)
Other income--net............             2                29               22               (56)                (3)
                                       ----              ----             ----             -----               ----
INCOME BEFORE INCOME TAXES...             7                56               17               (72)                 8
Income taxes (benefit).......           --                --                 1               --                   1
                                       ----              ----             ----             -----               ----
NET INCOME...................          $  7              $ 56             $ 16             $ (72)              $  7
                                       ====              ====             ====             =====               ====

                                       CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                            THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                     (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET INCOME...................          $  7              $ 56             $ 16             $ (72)              $  7
OTHER COMPREHENSIVE INCOME:
Currency translation
  adjustments................            48                44               10               (54)                48
Net realized (gain) loss on
  derivative instruments, net
  of tax.....................             1               --               --                --                   1
                                       ----              ----             ----             -----               ----
COMPREHENSIVE INCOME.........          $ 56              $100             $ 26             $(126)              $ 56
                                       ====              ====             ====             =====               ====

                                                      SOLUTIA INC.

                                        CONSOLIDATING STATEMENT OF INCOME (LOSS)
                                          NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                 (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET SALES....................         $1,397             $123            $ 965             $(377)             $2,108
Cost of goods sold...........          1,277               51              788              (387)              1,729
                                      ------             ----            -----             -----              ------
GROSS PROFIT.................            120               72              177                10                 379
Marketing expenses...........             87               14               36               --                  137
Administrative expenses......             68                5               36               --                  109
Technological expenses.......             39                2                7               --                   48
Amortization expense.........            --               --                 2               --                    2
                                      ------             ----            -----             -----              ------
OPERATING INCOME (LOSS)......            (74)              51               96                10                  83
Equity earnings (loss) from
  affiliates--net of tax.....             32             (116)               1               100                  17
Interest expense.............           (123)              (5)             (90)              142                 (76)
Other income--net............             13               83               70              (154)                 12
                                      ------             ----            -----             -----              ------
INCOME (LOSS) BEFORE INCOME
  TAXES......................           (152)              13               77                98                  36
Income taxes (benefit).......            (23)             --                23                (1)                 (1)
                                      ------             ----            -----             -----              ------
Income (Loss) Before
  Cumulative Effect of Change
  in Accounting Principle....           (129)              13               54                99                  37
Cumulative Effect of Change
  in Accounting Principle....             (1)             --              (166)              --                 (167)
                                      ------             ----            -----             -----              ------
NET INCOME (LOSS)............         $ (130)            $ 13            $(112)            $  99              $ (130)
                                      ======             ====            =====             =====              ======

                                CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                         NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET INCOME (LOSS)............         $ (130)            $ 13            $(112)            $  99              $ (130)
OTHER COMPREHENSIVE INCOME
  (LOSS):
Currency translation
  adjustments................             74               74               13               (87)                 74
Minimum pension liability
  adjustments, net of tax....           (123)             --               --                --                 (123)
Net unrealized gain on
  derivative instruments, net
  of tax.....................              1              --               --                --                    1
Net realized loss on
  derivative instruments, net
  of tax.....................              1              --               --                --                    1
                                      ------             ----            -----             -----              ------
COMPREHENSIVE INCOME (LOSS)..         $ (177)            $ 87            $ (99)            $  12              $ (177)
                                      ======             ====            =====             =====              ======

                                                      SOLUTIA INC.

                                           CONSOLIDATING STATEMENT OF INCOME
                                          NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                 (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET SALES....................         $1,475             $114             $963             $(378)             $2,174
Cost of goods sold...........          1,334               47              796              (388)              1,789
                                      ------             ----             ----             -----              ------
GROSS PROFIT.................            141               67              167                10                 385
Marketing expenses...........            109               13                9               --                  131
Administrative expenses......             72                5               37               --                  114
Technological expenses.......             39                2                7               --                   48
Amortization expense.........             (5)               4               26               --                   25
                                      ------             ----             ----             -----              ------
OPERATING INCOME (LOSS)......            (74)              43               88                10                  67
Equity earnings from
  affiliates--net of tax.....            222               61              --               (262)                 21
Interest expense.............           (113)              (5)            (104)              156                 (66)
Other income
  (expense)--net.............             (8)              96              113              (167)                 34
                                      ------             ----             ----             -----              ------
INCOME BEFORE INCOME TAXES...             27              195               97              (263)                 56
Income taxes (benefit).......            (15)             --                29               --                   14
                                      ------             ----             ----             -----              ------
NET INCOME...................         $   42             $195             $ 68             $(263)             $   42
                                      ======             ====             ====             =====              ======

                                  CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                       NINE MONTHS ENDED SEPTEMBER 30, 2001
                                              (DOLLARS IN MILLIONS)

                                   PARENT ONLY                            NON-                             CONSOLIDATED
                                   SOLUTIA INC.       GUARANTORS       GUARANTORS       ELIMINATIONS       SOLUTIA INC.
                                   ------------       ----------       ----------       ------------       ------------
NET INCOME...................         $   42             $195             $ 68             $(263)             $   42
OTHER COMPREHENSIVE INCOME:
Currency translation
  adjustments................            (12)             (18)              (7)               25                 (12)
Net unrealized (loss) on
  derivative instruments, net
  of tax.....................             (2)             --               --                --                   (2)
Net realized (gain) loss on
  derivative instruments, net
  of tax.....................             (1)             --               --                --                   (1)
                                      ------             ----             ----             -----              ------
COMPREHENSIVE INCOME.........         $   27             $177             $ 61             $(238)             $   27
                                      ======             ====             ====             =====              ======

                                                      SOLUTIA INC.

                                              CONSOLIDATING BALANCE SHEET
                                                  SEPTEMBER 30, 2002
                                                (DOLLARS IN MILLIONS)

                                                PARENT ONLY                      NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................       $    3         $  --         $   16        $   --           $   19
Restricted cash.............................          155            --            --             --              155
Trade receivables, net......................           12            180           203            --              395
Intercompany receivables....................          (49)           602           174           (727)            --
Miscellaneous receivables...................           83              1            25            --              109
Prepaid expenses............................           14            --              3            --               17
Deferred income tax benefit.................           98             (1)           19              7             123
Inventories.................................          162             22           159            (20)            323
                                                   ------         ------        ------        -------          ------
    TOTAL CURRENT ASSETS....................          478            804           599           (740)          1,141
PROPERTY, PLANT AND EQUIPMENT:
Land........................................           17            --             45            --               62
Buildings...................................          272             24           141            --              437
Machinery and equipment.....................        2,534             65           478            --            3,077
Construction in progress....................           22              9            17            --               48
                                                   ------         ------        ------        -------          ------
Total property, plant and equipment.........        2,845             98           681            --            3,624
Less accumulated depreciation...............        2,114             18           361            --            2,493
                                                   ------         ------        ------        -------          ------
NET PROPERTY, PLANT AND EQUIPMENT...........          731             80           320            --            1,131
INVESTMENTS IN AFFILIATES...................        3,159             98            29         (3,045)            241
GOODWILL....................................          --              72           249            --              321
IDENTIFIED INTANGIBLE ASSETS, NET...........            2             26            45            --               73
LONG-TERM DEFERRED INCOME TAX BENEFIT.......          284            --             17            --              301
INTERCOMPANY ADVANCES.......................          128          2,158         2,157         (4,443)            --
OTHER ASSETS................................          272            --             33            --              305
                                                   ------         ------        ------        -------          ------
    TOTAL ASSETS............................       $5,054         $3,238        $3,449        $(8,228)         $3,513
                                                   ======         ======        ======        =======          ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................       $  171         $   10        $   67        $   --           $  248
Intercompany payables.......................          405            145           177           (727)            --
Wages and benefits..........................           24            --             30            --               54
Postretirement liabilities..................           93            --              1            --               94
Miscellaneous accruals......................          188             12           148            --              348
Short-term debt.............................          302            --              1            --              303
Intercompany short-term debt................          270             25           298           (593)            --
                                                   ------         ------        ------        -------          ------
TOTAL CURRENT LIABILITIES...................        1,453            192           722         (1,320)          1,047
LONG-TERM DEBT..............................          781            --            321            --            1,102
INTERCOMPANY LONG-TERM DEBT.................        1,630            103         2,117         (3,850)            --
POSTRETIREMENT LIABILITIES..................        1,173            --             30            --            1,203
OTHER LIABILITIES...........................          286              1           143            --              430
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock................................            1            --            --             --                1
    Net (deficiency) excess of assets at
      spinoff and subsidiary capital........         (113)         2,942           116         (3,058)           (113)
    Additional contributed capital..........           19            --            --             --               19
    Treasury stock..........................         (250)           --            --             --             (250)
Accumulated other comprehensive loss........         (191)           --            --             --             (191)
Reinvested earnings.........................          265            --            --             --              265
                                                   ------         ------        ------        -------          ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........         (269)         2,942           116         (3,058)           (269)
                                                   ------         ------        ------        -------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).................................       $5,054         $3,238        $3,449        $(8,228)         $3,513
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
                                                   ======         ======        ======        ========         ======

                                                    SOLUTIA INC.

                                   CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                                       NINE MONTHS ENDED SEPTEMBER 30, 2002
                                               (DOLLARS IN MILLIONS)

                                            PARENT ONLY                      NON-                       CONSOLIDATED
                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                            ------------    ----------    ----------    ------------    ------------
CASH FROM OPERATIONS....................       $(109)         $ 131         $  65           $--            $  87
                                               -----          -----         -----           ----           -----

INVESTING ACTIVITIES:
Property, plant and equipment
  purchases.............................         (27)            (5)          (19)           --              (51)
Acquisition and investment payments, net
  of cash acquired......................         (32)           --            --             --              (32)
Property disposals and investment
  proceeds..............................         108            --             (1)           --              107
                                               -----          -----         -----           ----           -----
CASH FROM INVESTING ACTIVITIES..........          49             (5)          (20)           --               24
                                               -----          -----         -----           ----           -----

FINANCING ACTIVITIES:
Net change in short-term debt
  obligations...........................        (106)           --             (1)           --             (107)
Proceeds from issuance of long-term debt
  obligations...........................          57            --            125            --              182
Restricted cash for repayment of October
  2002 maturities.......................        (150)           --            --             --             (150)
Issuance of stock warrants..............          19            --            --             --               19
Common stock issued under employee stock
  plans.................................           2            --            --             --                2
Deferred debt issuance costs............         (46)           --            --             --              (46)
Other financing activities..............         (15)           --            --             --              (15)
Changes in investments and advances from
  (to) affiliates.......................         299           (127)         (172)           --              --
                                               -----          -----         -----           ----           -----
CASH FROM FINANCING ACTIVITIES..........          60           (127)          (48)           --             (115)
                                               -----          -----         -----           ----           -----

DECREASE IN CASH AND CASH EQUIVALENTS...         --              (1)           (3)           --               (4)
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.......................           3              1            19            --               23
                                               -----          -----         -----           ----           -----
END OF PERIOD...........................       $   3          $ --          $  16           $--            $  19
                                               =====          =====         =====           ====           =====

                                                   SOLUTIA INC.

                                   CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                                       NINE MONTHS ENDED SEPTEMBER 30, 2001
                                               (DOLLARS IN MILLIONS)

                                            PARENT ONLY                      NON-                       CONSOLIDATED
                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                            ------------    ----------    ----------    ------------    ------------
CASH FROM OPERATIONS....................       $(206)          $140          $ 20           $--             $(46)
                                               -----           ----          ----           ----            ----

INVESTING ACTIVITIES:
Property, plant and equipment
  purchases.............................         (26)            (9)          (30)           --              (65)
Acquisition and investment payments, net
  of cash acquired......................         (32)           --            --             --              (32)
Property disposals and investment
  proceeds..............................           1            --             35            --               36
                                               -----           ----          ----           ----            ----
CASH FROM INVESTING ACTIVITIES..........         (57)            (9)            5            --              (61)
                                               -----           ----          ----           ----            ----

FINANCING ACTIVITIES:
Net change in short-term debt
  obligations...........................          99            --             (5)           --               94
Common stock issued under employee stock
  plans.................................          11            --            --             --               11
Deferred debt issuance costs............          (2)           --            --             --               (2)
Changes in investments and advances from
  (to) affiliates.......................         147           (131)          (16)           --              --
                                               -----           ----          ----           ----            ----
CASH FROM FINANCING ACTIVITIES..........         255           (131)          (21)           --              103
                                               -----           ----          ----           ----            ----

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................          (8)           --              4            --               (4)
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.......................          11            --              8            --               19
                                               -----           ----          ----           ----            ----
END OF PERIOD...........................       $   3           $--           $ 12           $--             $ 15
                                               =====           ====          ====           ====            ====



10. PENSION

         During the third quarter of 2002, Solutia recorded a $13 million ($8 million aftertax) non-cash pension settlement loss as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," because of the significant amount of lump sum distributions from the qualified pension plan in 2002. In order to account for the settlement, Solutia was required to remeasure its benefit obligations and fair value of plan assets as of the interim date of September 30, 2002. The Company's annual measurement date is December 31.

         As a result of the decline in the fair value of our plan assets, and, to a lesser extent, higher benefit obligations, the amount of pension plan underfunding in the qualified pension plan increased to $475 million as of September 30, 2002. In accordance with SFAS No. 87, "Employers Accounting for Pension," Solutia recorded a non-cash minimum pension liability of $272 million, an increase in intangible assets of $75 million, an aftertax charge to shareholders' deficit of $123 million and a related deferred tax asset as of September 30, 2002.


11. SUBSEQUENT EVENTS

    Solutia's Report on Form 10-K for the year ended December 31, 2001, described a judicial proceeding, Fluor Daniel Corporation v. Solutia Inc. This case involved a construction dispute between Solutia and Fluor Daniel Corporation, the main contractor for construction of an acrylonitrile manufacturing facility located at our Chocolate Bayou plant in Alvin, Texas. On September 13, 2002, a jury awarded a verdict against Solutia. The case was settled October 11, 2002, with Solutia agreeing to pay Fluor $20 million over a three-year period, of which

$15 million was recognized as property, plant and equipment in the statement of consolidated financial position and $5 million ($3 million aftertax) was recognized as a charge in the statement of consolidated net income
(loss) as of September 30, 2002, and for the three and nine months ended September 30, 2002.

    Solutia's Report on Form 10-K for the year ended December 31, 2001, described a judicial proceeding, Commonwealth of Pennsylvania Department of General Services, et al. v. United States Mineral Products Company, et al., a case pending in the Commonwealth Court of the Commonwealth of Pennsylvania against Pharmacia (the former Monsanto Company). The Commonwealth is seeking recovery of costs it allegedly incurred for testing, monitoring, cleanup, demolition and relocation caused by alleged presence of low levels of polychlorinated biphenyls (PCB's) in the Transportation and Safety Building in Harrisburg, Pennsylvania as well as the cost of constructing a new building on the site. On October 17, 2002, the trial judge entered orders denying Solutia's motions seeking entry of a verdict in Pharmacia's favor or a new trial and entered a monetary judgment of $59.5 million including prejudgment interest of $14.5 million. Solutia intends to appeal this judgment as a matter of right to the Pennsylvania Supreme Court, and has 30 days from entry of the orders to file its notice of appeal. Solutia believes that the defenses in this case are meritorious and will continue to defend this action vigorously.

    While posting a bond is not required to prosecute an appeal, under Pennsylvania law, a bond in the amount of 120% of the judgment, or $71.4 million in this case, must be posted in order to stay execution of the judgment against Pharmacia while an appeal is pending. Solutia has informed Pharmacia and Monsanto Company that it will not post an appeal bond, but has agreed to provide to Monsanto collateral having a present cash value of $20 million to secure a portion of Monsanto's obligations with respect to the bond. In addition, Solutia has agreed to reimburse or pay directly all of Monsanto's out-of-pocket expenses incurred in connection with obtaining the bond. Although arrangements have not yet been finalized. Monsanto has informed Solutia that it intends to post the bond and contribute any additional collateral required in order to secure the bond. As a result of Monsanto providing collateral required to secure the appeal bond, we anticipate that Monsanto would assume control of any settlement decisions.

    While the outcome of litigation cannot be predicted with certainty, management does not believe that the final outcome of this matter will have a material adverse impact on Solutia's consolidated financial position or liquidity. However, it is possible that a resolution of this matter may have a material adverse impact on Solutia's net income in a given year, although it is impossible at this time to estimate the range or amount of any such impact.


12. SEGMENT DATA

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

    Segment data for the three and nine months ended September 30, 2002, and 2001, were as follows:

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------------------
                                                       2002                                         2001
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT      PROFIT          NET        INTERSEGMENT
                                       SALES          SALES          (LOSS)         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films................    $  151          $--            $ 24          $  144          $--            $ 18
  Specialty Products...............       239           --              17             218           --               7
  Integrated Nylon (a).............       328           --              (2)            328           --              20
                                       ------          ----           ----          ------          ----           ----
SEGMENT TOTALS.....................       718           --              39             690           --              45
RECONCILIATION TO CONSOLIDATED
 TOTALS:
  Corporate expenses (b)...........                                    (21)                                         (21)
  Equity earnings from
    affiliates.....................                                      5                                            9
  Interest expense.................                                    (32)                                         (22)
  Other income (expense)--net......                                      2                                           (3)
CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $  718          $--                          $  690          $--
                                       ======          ====           ----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.......                                   $ (7)                                        $  8
                                                                      ====                                         ====

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------------------
                                                       2002                                         2001
                                       ------------------------------------         ------------------------------------
                                        NET        INTERSEGMENT                      NET        INTERSEGMENT
                                       SALES          SALES          PROFIT         SALES          SALES          PROFIT
                                       -----       ------------      ------         -----       ------------      ------
SEGMENT:
  Performance Films................    $  448          $--            $ 64          $  454          $--            $ 54
  Specialty Products (c)...........       697             1             58             703           --              70
  Integrated Nylon (a).............       964           --              17           1,017           --              24
                                       ------          ----           ----          ------          ----           ----
SEGMENT TOTALS.....................     2,109           --             139           2,174           --             148
RECONCILIATION TO CONSOLIDATED
 TOTALS:
  Sales eliminations...............        (1)           (1)                           --            --
  Corporate expenses (b)...........                                    (53)                                         (47)
  Equity earnings from
    affiliates.....................                                     16                                           21
  Interest expense.................                                    (76)                                         (66)
  Other income--net (d)............                                     10                                          --
CONSOLIDATED TOTALS:
                                       ------          ----                         ------          ----
  NET SALES........................    $2,108          $--                          $2,174          $--
                                       ======          ====           ----          ======          ====           ----
  INCOME BEFORE INCOME TAXES.......                                   $ 36                                         $ 56
                                                                      ====                                         ====

(a)     Integrated Nylon's profit (loss) for the three and nine months ended September 30, 2002, includes a charge resulting from the resolution of a construction dispute with the contractor of its acrylonitrile plant in Alvin, Texas
        ($5 million pretax, $3 million aftertax).

(b)     Corporate expenses for the three and nine months ended September 30, 2002, include a pension settlement loss as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit
        Pension Plans and for Termination Benefits" ($13 million pretax, $8 million aftertax).






(c)     Specialty Products profit for the nine months ended September 30, 2001, includes a gain from an insurance settlement associated with the explosion and fire that destroyed the Vianova printing inks and phenolics production facility in Wiesbaden, Germany ($28 million pretax, $17 million aftertax).

(d)     Other income--net for the nine months ended September 30, 2002, includes a gain from the sale of Solutia's
        50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil
        Corporation ($5 million pretax, $3 million aftertax).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business and market conditions, raw material and energy pricing, currency fluctuations, interest rate fluctuations, increased competitive and/or customer pressure, ability to divest existing businesses, exposure to product liability and other litigation and cost of environmental remediation, gain or loss of significant customers, labor relations, disruption of operations, customer acceptance of new products, posting an appeal bond, changes in accounting principles generally accepted in the United States of America and ability to implement cost reduction initiatives in a timely manner.

CRITICAL ACCOUNTING POLICIES

    A summary of our critical accounting policies is presented on page 13 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2002.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2002,
COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

    Net sales for the third quarter of 2002 increased by 4 percent as compared with the third quarter of 2001. Sales increases reflect favorable currency exchange rate fluctuations and modestly higher volumes and average selling prices.

  Performance Films

    Net sales for the third quarter of 2002 in the Performance Films segment increased by 5 percent over the same period of the prior year. Net sales increased primarily because of favorable currency exchange rate fluctuations and higher sales volumes. Net sales were positively affected by the strengthening euro and Australian dollar in relation to the U.S. dollar. Higher CPFilms' window film sales were partially offset by decreased demand for SAFLEX(R) plastic interlayer products. Sales volumes for SAFLEX(R) plastic interlayer products were down primarily due to lower sales to a large customer, partially offset by increased volumes in the Asia Pacific and North America markets. Saflex sales volumes will be negatively impacted by lower sales to this customer for the remainder of 2002.

    Performance Films' segment profit for the three-month period ended September 30, 2002, increased 33 percent over the three-month period ended September 30, 2001, primarily because of lower raw material costs, lower amortization expense due to the adoption of SFAS No. 142 and lower personnel expense associated with restructuring activities carried out during 2001. The impact of significantly lower sales volumes to the large Saflex customer on segment profitability was and is expected to continue to be mostly offset by higher sales of SAFLEX(R) plastic interlayer products to other glass laminators, improved product mix and cost reductions.

  Specialty Products

    Net sales in the Specialty Products segment for the third quarter of 2002 increased 10 percent over the comparable quarter of 2001. The increase in net sales was primarily caused by the favorable impact of currency exchange rate fluctuations due to the strengthening euro in relation to the U.S. dollar. To a lesser extent, net sales were positively impacted by increased sales of DEQUEST(R) water treatment chemicals over the prior year period.

    Segment profit for the quarter ended September 30, 2002, increased more than 100 percent over the year-ago quarter. Profit increased primarily from lower amortization expense due to the adoption of SFAS No. 142, lower raw material costs and lower personnel expense associated with restructuring activities carried out during 2001.

  Integrated Nylon

    The Integrated Nylon segment's net sales for the three-month period ended September 30, 2002, were even with the third quarter of 2001. Increased selling prices experienced during the quarter were offset by decreased sales volumes. Carpet fiber and intermediate chemicals experienced increased selling prices partially offset by decreased selling prices in nylon plastics and polymers and nylon industrial. Increased sales volumes in nylon plastics and polymers and ACRILAN(R) acrylic fibers were more than offset by decreased volumes in intermediate chemicals, nylon industrial products and nylon carpet fiber.

    Segment profit for Integrated Nylon segment for the quarter ended September 30, 2002, decreased more than 100 percent from the third quarter of 2001. Excluding a charge of $5 million ($3 million aftertax) resulting from the resolution of a construction dispute with the contractor for the acrylonitrile plant in Alvin, Texas, segment profit decreased 85 percent. The decrease in segment profitability resulted primarily from higher raw material costs of propylene and cyclohexane, the loss of approximately $8 million from the temporary shutdown of the Chocolate Bayou Intermediates facility during the third quarter of 2002 because of flooding, partially offset by lower personnel expense associated with restructuring activities carried out during 2001.

  Operating Income

    Operating income for the third quarter of 2002 decreased to $17 million from $24 million in the third quarter of 2001. Excluding a charge of $5 million ($3 million aftertax) recorded in the Integrated Nylon segment for the three months ended September 30, 2002, resulting from the resolution of a construction dispute with the contractor for the acrylonitrile plant in Alvin, Texas, a $13 million ($8 million aftertax) pension settlement loss as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," recorded in corporate expenses for the three months ended September
30, 2002, and the effects of amortization expense from operating results in the third quarter of 2001 associated with the adoption of SFAS No. 142 (see Note 6), operating income in the third quarter of 2002 increased $2 million from the prior year. The increase in operating income was primarily driven by favorable currency exchange rate fluctuations and lower personnel costs resulting from restructuring activities carried out during 2001, partially offset by the aforementioned manufacturing outage, higher raw material costs and higher marketing and technological spending.

  Equity Earnings from Affiliates--net of tax

    Equity earnings from affiliates were $5 million in the third quarter of 2002 compared to $9 million in the comparable quarter in 2001. Excluding the loss of income from the sale of Solutia's
50 percent interest in the Advanced Elastomer Systems joint venture which occurred in the first quarter of 2002, equity earnings decreased approximately $1 million from the prior year.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2002,
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

    Net sales for the nine-month period ended September 30, 2002, decreased by 3 percent as compared with the nine-month period ended September 30, 2001. Sales decreases reflect lower average selling prices and lower volumes partially offset by favorable currency exchange rate fluctuations.

  Performance Films

    Performance Films' net sales for the first nine months of 2002 decreased 1 percent in comparison to the first nine months of 2001. Net sales decreased primarily because of lower average selling prices than those of the year-ago period due to competitive pricing pressures, partially offset by higher sales volumes and favorable currency exchange rate fluctuations primarily due to the strengthening euro and Australian dollar in relation to the U.S. dollar. Higher CPFilms' window film sales were partially offset by decreased demand for SAFLEX(R) plastic interlayer products due to significantly lower sales to a large customer and lower specialty films sales into the electronic display market. Sales volumes will be negatively impacted by lower sales to this customer for the remainder of 2002.

    Performance Films' segment profit for the nine months ended September 30, 2002, increased 19 percent from the comparable year-ago period because of lower raw material costs, lower amortization expense due to the adoption of SFAS No. 142, lower marketing, administrative and technological spending and lower personnel expense associated with restructuring activities carried out during 2001. The impact of significantly lower sales volumes to the large Saflex customer on segment profitability was mostly offset by higher sales of SAFLEX(R) plastic interlayer products to other glass laminators, improved product mix and cost reductions.

  Specialty Products

    Net sales in the Specialty Products segment decreased 1 percent for the nine months ended September 30, 2002, over the comparable period of the prior year. The decrease in net sales was primarily caused by lower average selling prices than those of the year-ago period because of pricing pressures, partially offset by favorable currency exchange rate fluctuations primarily due to the strengthening euro in relation to the U.S. dollar.

    Segment profit for the nine-month period ended September 30, 2002, decreased 17 percent as compared to the nine-month period ended June 30, 2001. Excluding a gain of $28 million ($17 million aftertax) recorded in the first quarter of 2001 from an insurance settlement, segment profit increased 38 percent primarily due to lower amortization expense due to the adoption of SFAS No. 142, lower raw material costs and lower personnel expense associated with restructuring activities carried out during 2001.

  Integrated Nylon

    The Integrated Nylon segment's net sales for the nine months ended September 30, 2002, decreased 5 percent as compared with the nine months ended September 30, 2001, primarily due to declines in average selling prices in almost all businesses in this segment and moderate declines in sales volumes from the comparable prior-year period. The effects of a weak U.S. economy continue to unfavorably impact average selling prices and volumes in comparison with 2001. In addition, price decreases in intermediate chemicals also resulted from contracts with formula pricing tied to raw material costs. Further, an unfavorable product mix was experienced in carpet fiber.

    Integrated Nylon's segment profit for the nine months ended September 30, 2002, decreased 29 percent from the comparable period of 2001. Excluding a charge of $5 million ($3 million aftertax) resulting from the resolution of a construction dispute with the contractor of the acrylonitrile plant in Alvin, Texas, segment profit decreased 8 percent. The decrease resulted primarily from the effects of lower net sales in the segment partially offset by lower raw material and energy prices and lower personnel expense associated with restructuring activities carried out during 2001. Also, segment profitability was negatively affected by approximately $14 million due to unscheduled outages at the Chocolate Bayou Intermediates facility during the second and third quarters of 2002.

  Operating Income

    Operating income for the first nine months of 2002 increased to
$83 million from $67 million in the first nine months of 2001. Excluding a charge of $5 million ($3 million aftertax) recorded in the Integrated Nylon segment for the nine months ended September 30, 2002, resulting from the resolution of a construction dispute with the contractor for the acrylonitrile plant in Alvin, Texas, a
$13 million ($8 million aftertax) pension settlement loss as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," recorded in corporate expenses for the nine months ended September 30,
                                 23

2002, and the effects of amortization expense from operating results for the nine months ended September 30, 2001, associated with the adoption of SFAS No. 142 (see Note 6), operating income for the nine months ended September 30, 2002, increased $11 million from the prior year. The increase in operating income was primarily driven by the lower raw material and energy costs, favorable currency exchange rate fluctuations and lower personnel costs resulting from restructuring activities carried out during 2001, partially offset by the aforementioned manufacturing outages.

  Equity Earnings from Affiliates--net of tax

    Equity earnings from affiliates were $17 million in the nine months ended September 30, 2002, compared to $21 million from the same period of 2001. Excluding the loss of income from the sale of Solutia's 50 percent interest in the Advanced Elastomer Systems joint venture during the first quarter of 2002, equity earnings increased by $4 million. The increase is primarily due to higher earnings from the Astaris joint venture.

  Other Income--Net

    Other income--net for the nine months ended September 30, 2002, was $12 million compared to $34 million for the same period in 2001. The nine months ended September 30, 2002, includes a $5 million
($3 million aftertax) gain from the sale of Solutia's 50 percent interest in the Advanced Elastomer Systems joint venture. The nine months ended September 30, 2001, includes a $28 million gain
($17 million aftertax) from an insurance settlement. Excluding these gains from both periods, other income for the nine months ended September 30, 2002, was $7 million compared to $6 million for the same period in 2001.

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

    Fair value measurements of the reporting units were estimated by a third-party specialist utilizing both an income and market multiple approach. Based on this analysis, Solutia recorded an impairment loss of $167 million for the Resins and Additives business in the Specialty Products segment due to declining estimates of future results given current economic and market conditions. The goodwill impairment charge is non-deductible for tax purposes and is reflected as the cumulative effect of change in accounting principle in the accompanying statement of consolidated income (loss).

FINANCIAL CONDITION AND LIQUIDITY

    Cash generated from operations was $87 million for the nine months ended September 30, 2002, compared to cash used in operations of $46 million for the nine months ended September 30, 2001. The improvement was primarily attributable to a $60 million income tax refund received during the first quarter of 2002, a $21 million dividend received during the second quarter of 2002 from the Flexsys joint venture, stronger operating earnings and lower severance payments.

    Solutia's working capital at September 30, 2002, increased to $94 million from negative $495 million at December 31, 2001. Excluding restricted cash, working capital was negative $61 million at September 30, 2002. The increase in the working capital position primarily resulted from the Company's refinancing activities completed during the third quarter of 2002, which moved approximately $275 million from short-term debt to long-term debt and reduced borrowings under the revolving credit facility by $107 million.

    On September 30, 2002, Solutia's debt obligations totaled
$1,405 million, including the $150 million of 6.5 percent notes due in October of 2002, borrowings under the amended credit facility with a syndicate of commercial banks, notes, indenture and debentures. The weighted average interest rate on Solutia's total debt outstanding at September 30, 2002, was approximately 7.7 percent. In addition, the Company had $56 million of letters of credit outstanding under the amended credit facility at September 30, 2002.

    At September 30, 2002, debt classified as short term debt totaled $303 million, consisting primarily of borrowings of $127 million from the $300 million revolving credit facility, a $25 million amortization payment from the $300 million term loan and $150 million of 6.5 percent notes due in October of 2002.

  AMENDED CREDIT FACILITY

    On July 25, 2002, Solutia and its bank syndicate amended
Solutia's revolving credit facility. The amendment extends the maturity of the facility until August 2004. It also reduces the facility from $800 million to $600 million and separates the facility into a $300 million term loan and a $300 million revolving credit facility. The term loan has scheduled payment obligations as follows: $25 million at December 31, 2002; $50 million at December
31, 2003; $25 million at June 30, 2004; and the remainder at maturity. The amended credit facility requires the Company to cash collateralize certain outstanding letters of credit. Fees, expenses and other costs associated with the amended credit facility and cash collateralization of letters of credit totaled $61 million. The amended credit facility is available for working capital and other general corporate purposes.

    In September 2002, Solutia negotiated an amendment to its amended credit facility which reduced the amount of debt outstanding as defined in the credit agreement for purposes of the leverage covenant ratio. Solutia deposited approximately $155 million from the proceeds of the Senior Secured Notes offering which occurred in July 2002 with the trustee for the $150 million of 6.5 percent notes due October 15, 2002, to pay the principal and interest at maturity. However, the principal amount of the 6.5 percent notes due October 15, 2002, was still considered outstanding debt under the amended credit facility. The amendment eliminated the $150 million of
6.5 percent notes due October 15, 2002, from consideration in the leverage covenant ratio. Without the amendment, Solutia would not have been in compliance with the leverage coverage ratio.

    Guarantees

    Solutia's obligations and the obligations of its subsidiary borrowers under the amended credit facility are guaranteed by CPFilms Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc. (the "Subsidiary Guarantors") and each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. guarantees the payment of amounts due from subsidiary borrowers under the amended credit facility.

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

    In addition, borrowings under the amended credit facility are secured by liens shared equally and ratably with the holders of Solutia's outstanding publicly traded notes and senior secured notes described below. These include a lien on (1) certain other principal properties, (2) 100 percent of the stock of CPFilms Inc., and
(3) pledges of intercompany debt of CPFilms Inc; and a second-priority lien shared equally and ratably on the principal properties on which the banks have a first priority lien. The amended credit facility also contains customary representations and warranties and affirmative and negative covenants.

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

  SENIOR SECURED NOTES

    On July 9, 2002, Solutia completed a private placement of 223,000 units consisting of $223 million of senior secured 7-year notes and warrants to purchase 5,533,522 shares of common stock at an exercise price of $7.59 per share. The 7-year notes were issued by SOI Funding Corp., a special purpose entity, and the offering resulted in cash proceeds, net of estimated fees, of $193 million, which were placed in escrow pending amendment of Solutia's credit facility, as described under "Amended Credit Facility" above and assumption of SOI Funding Corp.'s obligations under the notes. Both of these events occurred on July 25, 2002, at which time the net offering proceeds were released from escrow. Solutia deposited approximately $155 million of the proceeds with the trustee for the $150 million of 6.5 percent notes due October 15, 2002, to pay the principal and interest at maturity, which is reflected as restricted cash in the statement of consolidated financial position at September 30, 2002. The remaining proceeds were used to pay fees, expenses and other costs related to the amended credit facility, cash collateralize existing letters of credit and repay a portion of borrowings under Solutia's amended credit facility. The discount associated with this offering, which includes the value given to the warrants, will be non-deductible for income tax purposes.

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

    Collateral

    The notes and guarantees will be secured by a first-priority lien (shared with (A) holders of our bank obligations, (B) the beneficiaries of the Astaris support agreement, (C) the lessee under the co-generation facility at Pensacola, Florida and (D) holders of certain designated letters of credit) on the following assets:
(1) certain principal properties, (2) pledges of 100 percent of the stock of CPFilms Inc., and (3) intercompany debt of CPFilms Inc.;
and a second-priority lien on the following assets: (1) 65 percent of the voting stock (100 percent of all other stock) of Monchem International, Inc. and 100 percent of the stock of the remaining Subsidiary Guarantors, Monchem, Inc. and Solutia Systems, Inc.,
(2) intercompany debt of and held by the Subsidiary Guarantors (other than CPFilms Inc.), (3) substantially all of Solutia's and the Subsidiary Guarantors' accounts receivable and inventory and certain intellectual property, (4) 65 percent of the voting stock (and
100 percent of all other stock) of two foreign subsidiaries, and
(5) certain other production facilities.

    Interest expense, giving effect to the new facilities, is expected to be approximately $110 million for 2002. Assuming a constant debt level and current LIBOR rates, interest expense is expected to be approximately $125 million for 2003. Included in the 2003 estimate for interest expense is approximately $25 million of amortization of debt discount and issuance costs primarily for the amended credit facility and the senior secured notes.

PENSION PLAN FUNDED STATUS

    The majority of Solutia's employees are covered under noncontributory defined benefit pension plans. The qualified pension plan is funded in accordance with Solutia's long-range projections of the plan's financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations.

    During the third quarter of 2002, Solutia recorded a $13 million ($8 million aftertax) non-cash pension settlement loss as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," because of the significant amount of lump sum distributions from the qualified pension plan in 2002. In order to account for the settlement, Solutia was required to remeasure its benefit obligations and fair value of plan assets as of the interim date of September 30, 2002. The Company's annual measurement date is December 31.

    As a result of the decline in the fair value of our plan assets, and, to a lesser extent, higher benefit obligations, the amount of pension plan underfunding in the qualified pension plan increased to $475 million as of September 30, 2002. As a result of the underfunded status of the qualified pension plan and in accordance with SFAS No. 87, "Employers Accounting for Pension," Solutia recorded a non-cash minimum pension liability of $272 million, an increase in intangible assets of $75 million, an aftertax charge to shareholders' deficit of $123 million and a related deferred tax asset as of September 30, 2002.

    Solutia is actively managing the funding and accounting of the pension plan in order to meet the requirements of the IRS, the Pension Benefits Guarantee Corporation (a U.S. federal agency), the SEC and other interested parties. In the third quarter of 2002, Solutia made discretionary contributions of $17 million to reduce the probability of larger contribution requirements in the future and to utilize available tax benefits. According to IRS funding rules, Solutia does not expect to be required to make a pension contribution in 2003. However, future discretionary contributions will be considered based on actual market returns, pension cost projections and tax and other financial considerations.

    Solutia will measure the benefit obligations and fair value of plan assets at its annual measurement date of December 31, 2002. Changes in interest rates and capital market returns will change the pension plan's funded status and could be significant, depending upon the volatility of capital markets.

OTHER

    Solutia's Report on Form 10-K for the year ended December 31, 2001, described a judicial proceeding, Commonwealth of Pennsylvania Department of General Services, et al. v. United States Mineral Products Company, et al., a case pending in the Commonwealth Court of the Commonwealth of Pennsylvania against Pharmacia (the former Monsanto Company). The Commonwealth is seeking recovery of costs it allegedly incurred for testing, monitoring, cleanup, demolition and relocation caused by alleged presence of low levels of PCB's in the Transportation and Safety Building in Harrisburg, Pennsylvania as well as the cost of constructing a new building on the site. On October 17, 2002, the trial judge entered orders denying Solutia's motions seeking entry of a verdict in Pharmacia's favor or a new trial and entered a monetary judgment of $59.5 million including prejudgment interest of $14.5 million. Solutia intends to appeal this judgment as a matter of right to the Pennsylvania Supreme Court, and has 30 days from entry of the orders to file its notice of appeal. Solutia believes that the defenses in this case are meritorious and will continue to defend this action vigorously.

    While posting a bond is not required to prosecute an appeal, under Pennsylvania law, a bond in the amount of 120% of the judgment, or $71.4 million in this case, must be posted in order to stay execution of the judgment against Pharmacia while an appeal is pending. Solutia has informed Pharmacia and Monsanto Company that it will not post an appeal bond, but has agreed to provide to Monsanto collateral having a present cash value of $20 million to secure a portion of Monsanto's obligations with respect to the bond. In addition, Solutia has agreed to reimburse or pay directly all of Monsanto's out-of-pocket expenses incurred in connection with obtaining the bond. Although arrangements have not yet been finalized, Monsanto has informed Solutia that it intends to post the bond and contribute any additional collateral required in order to secure the bond. As a result of Monsanto providing collateral required to secure the appeal bond, we anticipate that Monsanto would assume control of any settlement decisions.

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

    In connection with the completion of the external financing agreement for Astaris which expires in September of 2005, Solutia contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. The financial benchmarks included forecasted earnings that were developed when the joint venture was formed in April 2000. While the financial performance of Astaris has improved in the current year, the financial performance has not met the initial forecasted earnings because of the weak U.S. economy and higher than expected raw material and electricity costs. As a result of these earnings shortfalls, the Company has been required to make additional investments to the joint venture. In 2001, Solutia contributed $31 million to the joint venture. During the nine months ended September 30, 2002, Solutia has contributed $27 million to the joint venture under this agreement and anticipates an additional $2 million contribution during the fourth quarter of 2002. Solutia and its partner FMC Corporation are evaluating other financing alternatives for the joint venture. However, if no new financing arrangements are in place for 2003, Solutia anticipates that required contributions will be moderately higher for 2003.

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

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 addresses the financial accounting and reporting for a number of areas, including gains and losses derived from the extinguishment of debt and the treatment of sale-leaseback transactions. Solutia is evaluating SFAS No. 145 to determine the effects, if any, on its consolidated financial statements.

    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Solutia is evaluating SFAS No. 146 to determine the effects, if any, on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        FACTORS

    There have been no material changes in market risk exposures during the first nine months of 2002 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 26 and 27 of Solutia's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

    Within 90 days prior to the date of this report, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings.

    Additionally, there were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Solutia's Report on Form 10-K for the year ended December 31, 2001, described a judicial proceeding, Fluor Daniel Corporation v. Solutia Inc. This case involved a construction dispute between Solutia and Fluor Daniel Corporation, the main contractor for construction of an acrylonitrile manufacturing facility located at our Chocolate Bayou plant in Alvin, Texas. Fluor sought damages of approximately $70 million based on allegations of delays and disruption in the construction schedule, change orders, and entitlement to a bonus under contract provisions. On September 13, 2002, a jury awarded a verdict against Solutia. The case was settled October 11, 2002, with Solutia agreeing to pay Fluor $20 million over a three-year period.

    Solutia's Report on Form 10-K for the year ended December 31, 2001, and its Report on Form 10-Q for the quarter ended March 31, 2002, described administrative and judicial proceedings brought by the U.S. Environmental Protection Agency against Solutia, the former Monsanto Company (now known as Pharmacia Corporation), and P4 Production L.L.C. that arose out of alleged environmental violations at a coal coking facility in Rock Springs, Wyoming, currently owned by P4 Production. The EPA is seeking $2.5 million and injunctive relief. On July 22, 2002, the United States District Court for the District of Wyoming denied the companies' petition for certification of their interlocutory appeal of the denial of their motion for summary judgment. On August 9, 2002, the United States filed a motion for summary judgment on the issue of liability. A hearing is scheduled for November 14, 2002.

    Solutia's Report on Form 10-K for the year ended December 31, 2001, described a judicial proceeding, Commonwealth of Pennsylvania Department of General Services, et al. v. United States Mineral Products Company, et al., a case pending in the Commonwealth Court of the Commonwealth of Pennsylvania against Pharmacia (the former Monsanto Company). The Commonwealth is seeking recovery of costs it allegedly incurred for testing, monitoring, cleanup, demolition and relocation caused by alleged presence of low levels of PCB's in the Transportation and Safety Building in Harrisburg, Pennsylvania as well as the cost of constructing a new building on the site. On October 17, 2002, the trial judge entered orders denying Solutia's motions seeking entry of a verdict in Pharmacia's favor or a new trial and entered a monetary judgment of $59.5 million including prejudgment interest of $14.5 million. Solutia intends to appeal this judgment as a matter of right to the Pennsylvania Supreme Court, and has 30 days from entry of the orders to file its notice of appeal. Solutia believes that the defenses in this case are meritorious and will continue to defend this action vigorously.

    While posting a bond is not required to prosecute an appeal, under Pennsylvania law, a bond in the amount of 120% of the judgment, or $71.4 million in this case, must be posted in order to stay execution of the judgment against Pharmacia while an appeal is pending. Solutia has informed Pharmacia and Monsanto Company that it will not post an appeal bond, but has agreed to provide to Monsanto collateral having a present cash value of $20 million to secure a portion of Monsanto's obligations with respect to the bond. In addition, Solutia has agreed to reimburse or pay directly all of Monsanto's out-of-pocket expenses incurred in connection with obtaining the bond. Although arrangements have not yet been finalized, Monsanto has informed Solutia that it intends to post the bond and contribute any additional collateral required in order to secure the bond. As a result of Monsanto providing collateral required to secure the appeal bond, we anticipate that Monsanto would assume control of any settlement decisions.

ITEM 5. OTHER INFORMATION

    Solutia is aware that authorities in the United States, Europe and Canada are undertaking investigations of past commercial practices in the rubber chemicals industry. Flexsys, L.P., a 50/50 rubber chemicals joint venture between Solutia and Akzo Nobel N.V., has been fully cooperating with the authorities and will continue to do so. In addition, Solutia is aware of four purported class actions that have now been filed against Flexsys and other producers of rubber chemicals: Bruce v. Crompton Corporation, et al. and, Homes v. Crompton Corporation et al. in Superior Court of the State of California in the County of Los Angeles, Myers v. Crompton Corporation et al. in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida and Carr v. Crompton Corporation et al. in the District Court of Lancaster County, Nebraska. Each seeks actual and treble damages under state law on behalf of all retail purchasers in that state of tires manufactured using rubber-processing chemicals sold by defendants, including Flexsys, since 1994.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 34 of this report.

    (b) Reports filed on Form 8-K during the quarter ended
September 30, 2002:

        On September 17, 2002, Solutia filed a Form 8-K, containing a press to announce the jury's verdict in Fluor Daniel
        Corporation v. Solutia Inc.

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

Date: November 14, 2002

                           CERTIFICATIONS

    I, John C. Hunter III, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Solutia
       Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
       13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 14, 2002


                                  /s/  JOHN C. HUNTER III
                     -----------------------------------------------
                                    John C. Hunter III
                     Chairman, President and Chief Executive Officer

    I, Robert A. Clausen, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Solutia
       Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
       13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 14, 2002


                                /s/  ROBERT A. CLAUSEN
                   -------------------------------------------------
                                   Robert A. Clausen
                   Senior Vice President and Chief Financial Officer

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

   4 Second Supplemental Indenture, dated as of October 24, 2002, among Solutia Inc., the subsidiary guarantors named therein and HSBC Bank USA

  10 Amendment No. 1, dated as of September 26, 2002, to Second Amended and Restated Credit Agreement dated as of July 25, 2002, between Solutia Inc., as Borrower, the initial lenders named therein, Bank of America, N.A. as Syndication Agent and Citibank, N.A., as Administrative Agent

  11          Omitted--Inapplicable; see "Statement of Consolidated Income
              (Loss)" on page 1

  99          Computation of the Ratio of Earnings to Fixed Charges