Form 10-K
period 2002-12-31
SOLUTIA INC
filed 2003-03-06
CIK 1043382

========================================================================
------------------------------------------------------------------------

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

(MARK ONE)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                        -----------------
                                   OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                TO
                                   --------------    --------------

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

575 MARYVILLE CENTRE DRIVE, P.O. BOX 66760, ST. LOUIS, MISSOURI 63166-6760
--------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K. [X]

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT). [X] YES [ ] NO

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH COMMON EQUITY, AS OF THE LAST BUSINESS DAY OF THE
REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
APPROXIMATELY $731.51 MILLION ON JUNE 28, 2002.

    NOTE.--IF A DETERMINATION AS TO WHETHER A PARTICULAR PERSON OR ENTITY IS AN AFFILIATE CANNOT BE MADE WITHOUT INVOLVING UNREASONABLE EFFORT AND EXPENSE, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES MAY BE CALCULATED ON THE BASIS OF ASSUMPTIONS REASONABLE UNDER THE CIRCUMSTANCES, PROVIDED THAT THE ASSUMPTIONS ARE SET FORTH IN THIS FORM.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:
104,701,074 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON FEBRUARY 24, 2003.

                  DOCUMENTS INCORPORATED BY REFERENCE

    LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K (E.G., PART I, PART II, ETC.) INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS;
(2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933. THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION
PURPOSES: PORTIONS OF SOLUTIA INC.'S DEFINITIVE PROXY STATEMENT FOR ITS 2003 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED WITH THE SEC, ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

------------------------------------------------------------------------
========================================================================

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

* dividends;

* financing plans;

* competitive position;

* business strategy;

* budgets;

* projected cost reductions;

* results of litigation;

* plans and objectives of management for future operations;

* contractual obligations;

* off-balance sheet arrangements;

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

* customer acceptance of new products;

* currency fluctuations;

* interest rate fluctuations;

* gain or loss of significant customers;

* price increases or shortages of raw materials and energy;

* disruption of operations;

* exposure to product liability and other litigation and cost of environmental remediation;

* lower prices for our products or a decline in our market share due to competition or price pressure by customers;

* ability to implement cost reduction initiatives in a timely manner;

* ability to divest existing businesses or acquire and integrate new businesses;

* efficacy of new technology and facilities;

* changes in U.S. and foreign laws and regulations;

* geopolitical instability; and

* changes in pension assumptions.

                                 PART I

ITEM 1. BUSINESS.

OVERVIEW

    Solutia and its subsidiaries make and sell a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications. For 2002, we are reporting our business under two segments: Performance Products and Services and Integrated Nylon.

    Our Performance Products and Services segment comprises our Performance Film product line and Specialties. Specialties consists of Industrial Products and Pharmaceutical Services.

    * Our Performance Films product line includes plastic interlayer for laminated safety glass and custom-coated films for after-market automotive and architectural applications. We market our plastic interlayer under the SAFLEX(R) brand for use in automobile windshields. In addition, our interlayer is used in Enhanced Protective Glass and VANCEVA(TM) brand design systems for side and rear windows of vehicles. We brand plastic interlayer under the KEEPSAFE(R) and KEEPSAFE MAXIMUM(R) marks and use it in VANCEVA(TM) brand design systems for architectural applications. In addition, we produce custom-coated window films, branded as LLUMAR(R) and VISTA(R), for professional after-market automotive and architectural applications and as GILA(R) for the do-it-yourself retail market.

    * Our Industrial Products product line includes specialty chemicals such as DEQUEST(R) water treatment chemicals, THERMINOL(R) heat transfer fluids and SKYDROL(R) aviation hydraulic fluids.

    * Our Pharmaceutical Services include an array of integrated pharmaceutical development services ranging from process research to manufacturing, clinical trial services and advisory services, for leading pharmaceutical companies.

    Our Integrated Nylon segment comprises an integrated family of nylon products.

    * Our chemical intermediates are used as feedstock for fiber and resins production and are sold on the merchant market.

    * Our VYDYNE(R) and ASCEND(R) nylon polymers are sold to the engineered thermoplastic and apparel markets.

    * Our fibers are sold under the WEAR-DATED(R) brand for use in carpet and upholstery for customers, the ULTRON(R) brand for commercial carpet and the ACRILAN(R) brand for knit apparel.

    Solutia was incorporated in Delaware in April 1997 to hold most of the chemical businesses of the former Monsanto Company, now known as Pharmacia Corporation. On September 1, 1997, Monsanto distributed our shares as a dividend to Monsanto's stockholders, and we became an independent publicly held company.

RECENT DEVELOPMENTS

    On December 2, 2002, we signed a definitive agreement to sell our resins, additives and adhesives businesses to UCB S.A. for $500 million in cash. In addition, UCB paid us $10 million up front for a short period of exclusivity. The sale closed on January 31, 2003, and resulted in a modest accounting gain.

    In July 2002, we amended our bank credit facility. The amendment extended the maturity of the facility until August 2004, reduced the facility from $800 million to $600 million, and separated the facility into a $300 million term loan and a $300 million revolving credit facility. Net cash proceeds from the sale to UCB S.A. were used to repay all of the borrowings outstanding under our bank credit facility, to cash collateralize letters of credit and to purchase the co-generation facility at our Pensacola, Florida plant.

    Also in July 2002, we completed a private placement of 223,000 units consisting of $223 million of senior secured 7-year notes and warrants to purchase 5,533,522 shares of common stock. Part of the proceeds from this offering was used to repay the principal and interest on $150 million of 5-year notes that matured in October 2002.

SEGMENTS; PRINCIPAL PRODUCTS

    In anticipation of the divestiture of our resins, additives and adhesives businesses, we reorganized our management structure and realigned our reportable segments during the fourth quarter of 2002. Our new reportable segments are:

    * Performance Products and Services; and

    * Integrated Nylon.

    The tabular and narrative information contained in Note 19 of "Notes to Consolidated Financial Statements" appearing on pages 63 and 64 is incorporated by reference into this section.

PERFORMANCE PRODUCTS AND SERVICES SEGMENT

                                            Major End-Use
Major End-Use                               Products &                                  Major Raw
Markets               Major Products        Applications          Major Competitors     Materials             Major Plants
----------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND      Polyvinyl butyral     Products to increase  DuPont; HT Troplast   Butyraldehyde;        Ghent, Belgium;
HOME FURNISHINGS      for KEEPSAFE(R),      the safety,                                 ethanol; polyvinyl    Springfield, MA;
                      SAFLEX INSIDE(R)      security, sound                             alcohol; vinyl        Trenton, MI
                      (used in Europe) and  attenuation, energy                         acetate monomer
                      KEEPSAFE MAXIMUM(R)   efficiency and
                      laminated window      ultraviolet
                      glass;                protection of
                      VANCEVA(TM) films;    architectural glass
                      LLUMAR(R) and         for residential and   Bekaert;
                      VISTA(R)              commercial            Madico/Lintec; 3M     Polyester film        Martinsville, VA
                      professional window   structures;
                      films and GILA(R)     after-market films
                      retail window films   for solar control,
                                            security and safety

                      ASTROTURF(R) and                            Elecster; Fichet;     Polyethylene          St. Louis, MO;
                      CLEAN MACHINE(R)      Entrance matting      HBN-Teknik                                  Ghent, Belgium
                      door mats
----------------------------------------------------------------------------------------------------------------------------------
VEHICLES              SAFLEX(R) plastic     Products to increase  DuPont; Sekisui       Butyraldehyde;        Ghent, Belgium;
                      interlayer for        the safety,                                 ethanol; polyvinyl    Springfield, MA;
                      windshields and for   security, sound                             alcohol; vinyl        Trenton, MI
                      side and rear         attenuation and                             acetate monomer
                      windows of vehicles;  ultraviolet
                      VANCEVA(TM) films;    protection of
                      LLUMAR(R),            automotive glass and
                      FORMULAONE            give vehicles a       Bekaert;
                      PERFORMANCE           custom appearance     Madico/Lintec; 3M     Polyester film       Martinsville, VA
                      AUTOMOTIVE FILMS(R)
                      and GILA(R) retail
                      window films
----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL            Metallized films;     Window films; tapes;  3M; Toray;            Polyester film;       Martinsville, VA
APPLICATIONS          sputtered films;      automotive badging;   Mitsubishi; ATI;      glycol; n-methyl-
AND ELECTRONICS       release liners and    optical and colored   Garware; Intellicoat  2-pyrrolidone; crude
                      deep-dyed films       filters; shades;                            and dispersed dyes;
                                            reprographics;                              aluminum wires and
                                            packaging                                   boats; uvinol

                      Performance films;    Computer              Bekaert; Southwall;   Polyester film;       Martinsville, VA;
                      conductive and        touch-screens;        OCLI                  Indium tin; precious  Canogo Park, CA
                      anti-reflective       electroluminescent                          metals
                      coated films          displays for
                                            hand-held
                                            electronics and
                                            watches; cathode ray
                                            tube and LCD
                                            monitors

                      Chlorobenzenes        Herbicides                                  Benzene; chlorine     Anniston, AL;
                                                                                                              Sauget, IL
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL EQUIPMENT     THERMINOL(R) heat     Heat transfer         Dow Chemical Co.;     Benzene; phenol;      Alvin, TX;
                      transfer fluids;      fluids; water         Nippon Steel          phosphorus            Anniston, AL;
                      DEQUEST(R) water      treatment; oil field  Chemical Co.;         trichloride           Newport, Wales
                      treatment chemicals   chemicals             Rhodia; Bayer                               (U.K.)
----------------------------------------------------------------------------------------------------------------------------------
AVIATION/             SKYDROL(R) aviation   Hydraulic fluids for  ExxonMobile           Phosphorus            St. Louis, MO
TRANSPORTATION        hydraulic fluids;     commercial aircraft;                        oxychloride;
                      SKYKLEEN(R) aviation  environmentally                             methanol
                      solvents              friendly solvents
                                            for aviation
                                            maintenance
----------------------------------------------------------------------------------------------------------------------------------
PHARMACEUTICALS       Services for process  New pharmaceuticals   Rhodia ChiRex;                              Aarau, Bubendorf and
                      research and                                Albany Molecular                            Friborg, Switzerland
                      development,                                Research; Pharma-
                      scale-up                                    Eco; Evotec
                      manufacturing and
                      small-volume
                      licensed production
---------------------------------------------------------------------------------------------------------------------------------

INTEGRATED NYLON SEGMENT

                                            Major End-Use
Major End-Use                               Products &                                  Major Raw
Markets               Major Products        Applications          Major Competitors     Materials             Major Plants
---------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND      Nylon carpet staple;  WEAR-DATED(R)         DuPont; Honeywell;    Acrylonitrile;        Pensacola, FL;
HOME FURNISHINGS      nylon bulk            residential and       BASF                  ammonia;              Greenwood, SC;
                      continuous filament;  ULTRON(R) commercial                        cyclohexane;          Decatur and
                      ACRILAN(R) acrylic    carpet;                                     propylene             Foley, AL
                      fiber; ASCEND(R)      WEAR-DATED(R)
                      nylon polymer         upholstery fabrics;
                                            blankets; non-woven
                                            reinforcement and
                                            linings
---------------------------------------------------------------------------------------------------------------------------------
PERSONAL PRODUCTS     ACRILAN(R) acrylic    Sweaters; knit        Acordis; DuPont;      Acrylonitrile;        Pensacola, FL;
                      fiber; ASCEND(R)      apparel; half-hose;   Radici                ammonia;              Decatur, AL;
                      nylon polymer         active wear; craft                          cyclohexane;          Greenwood, SC
                                            yarns; hand-knit                            propylene
                                            yarns; apparel;
                                            dental floss;
                                            intimate apparel
---------------------------------------------------------------------------------------------------------------------------------
VEHICLES              Nylon filament;       Tires; brakes;        Acordis; DuPont;      Acrylonitrile;        Pensacola, FL;
                      VYDYNE(R) nylon       convertible tops;     Rhodia; Asahi         ammonia;              Decatur, AL;
                      molding resins;       automotive interior,  Chemical; DUSA        cyclohexane;          Greenwood, SC
                      ASCEND(R) nylon       exterior and                                propylene
                      polymer; ACRILAN(R)   under-the-hood
                      acrylic fiber         molded parts
---------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL            ACRILAN(R) acrylic    Conveyer belts;       Acordis; DuPont;      Acrylonitrile;        Pensacola, FL;
APPLICATIONS          fiber; ASCEND(R)      awnings and outdoor   Honeywell; BASF       ammonia;              Decatur, AL;
                      nylon polymer;        furniture; nylon                            cyclohexane;          Greenwood, SC
                      industrial nylon      film cooking bags;                          propylene
                      fiber                 specialized food
                                            packaging
---------------------------------------------------------------------------------------------------------------------------------
INTERMEDIATE          Nylon salt;           Nylon and acrylic     DuPont; Rhodia;       Natural gas;          Decatur, AL;
CHEMICALS             adipic acid;          fiber; nylon and ABS  BASF; Asahi Chemical  propylene;            Alvin, TX;
                      hexamethylenediamine; plastics; synthetic                         cyclohexane           Greenwood, SC;
                      acrylonitrile         resins; synthetic                                                 Pensacola, FL
                                            lubricants; paper
                                            chemicals;
                                            plasticizers
---------------------------------------------------------------------------------------------------------------------------------

PRINCIPAL EQUITY AFFILIATES

    We participate in several joint ventures in which we share management control with other companies. Our equity earnings (loss) from affiliates were $13 million in 2002, $(13) million in 2001 and $35 million in 2000. Principal joint ventures include Flexsys, L.P. and Astaris LLC.

    Flexsys, headquartered in Belgium, is a leading supplier of process chemicals to the rubber industry. Its product line includes a number of branded accelerators (SANTOCURE(R), THIOFIDE(R) and THIOTAX(R)), pre-vulcanization inhibitors (SANTOGARD(R)), antidegradants and antioxidants (FLECTOL(R) and SANTOWHITE(R)) and insoluble sulphur (CRYSTEX(R)). Flexsys is a 50/50 joint venture with Akzo Nobel N.V. For additional information about Flexsys, see "Legal Proceedings--Other" on page 11 below.

    Astaris, headquartered in the United States, sells phosphorus and phosphate salts. Its product line includes a number of branded products such as LEVN-LITE(R), PAN-O-LITE(R) and LEVERAGE(R) phosphate, which are sold into the bakery markets. The business also services the pharmaceutical, meat and poultry and industrial marketplaces. Astaris is a 50/50 joint venture with FMC Corporation. For additional information about Astaris, see "Contingencies" on page 27 below.

SALE OF PRODUCTS

    We sell our products directly to end users in various industries, principally by using our own sales force, and, to a lesser extent, by using distributors.

    On May 1, 2002, we and Dow Plastics, a business unit of The Dow Chemical Company, formally terminated the marketing alliance under which Dow had marketed our VYDYNE(R) nylon 6,6 molding resins for injection molding applications worldwide, and we resumed sole responsibility for the business.

    Our marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis. We maintain inventories of finished goods, goods in process and raw materials to meet customer requirements and our scheduled production. In general, we do not manufacture our products against a backlog of firm orders; we schedule production to meet the level of incoming orders and the projections of future demand. We do not have material contracts with the government of the United States or any state, local or foreign government. We are not generally dependent on one or a group of customers, and no single customer or customer group accounts for 10 percent or more of our net sales. However, sales to the carpet mill industry and the European auto glass industry each represent a significant portion of our net sales.

    Our second and third quarters are typically stronger than our first and fourth quarters because sales of carpet and window films are stronger in the spring and fall.

COMPETITION

    The global markets in which our chemical businesses operate are highly competitive. We expect competition from other manufacturers of the same products and from manufacturers of different products designed for the same uses as ours to continue in both U.S. and ex-U.S. markets. Depending on the product involved, we encounter various types of competition, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, we regard our principal product groups as competitive with many other products of other producers and believe that we are an important producer of many of these product groups. For additional information regarding competition in specific markets, see the charts under "Segments; Principal Products" above.

RAW MATERIALS AND ENERGY RESOURCES

    We buy large amounts of commodity raw materials, including propylene, cyclohexane, benzene and natural gas. We typically buy major requirements for key raw materials pursuant to medium-term contracts. We are not dependent on any one supplier for a material amount of our raw materials or energy requirements, but we obtain certain important raw materials from a few major suppliers. In general, in those cases where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply. For information about specific raw materials, see the charts under "Segments; Principal Products" above.

    While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover our current and projected requirements. However, their continuing availability and price may be affected by unscheduled plant interruptions and domestic and world market conditions, political conditions and governmental regulatory actions. We cannot accurately predict the effect of any future raw material and energy prices or shortages on our business as a whole or in specific world areas.

    For additional information on raw materials and energy, see
"Economic Conditions and Outlook" on page 23 below.

PATENTS AND TRADEMARKS

    We own a large number of patents that relate to a wide variety of products and processes and have pending a substantial number of patent applications. In addition, we are licensed under a small number of patents owned by others. We own a considerable number of established trademarks in many countries under which we market our products. These patents and trademarks in the aggregate are of material importance to our operations and to our Performance Products and Services and Integrated Nylon segments.

RESEARCH AND DEVELOPMENT

    Research and development constitute an important part of our activities. Our expenses for research and development amounted to approximately $39 million in 2002, $43 million in 2001 and $57 million in 2000, or about 2 percent of sales on average. We focus our expenditures for research and development on process improvements and selected product development.

    We continued to enhance and expand our Performance Films product offerings for the automotive, architectural and specialty film markets by introducing products with new colors, patterns, textures and heat protection. We also introduced several new specialty films for the electronic and decorative markets. We developed a new heat transfer fluid for our Industrial Products portfolio to meet the growing demand for ultra-low temperature processing in the pharmaceutical industry. We continue to develop biodegradable chelates and scale inhibitors to meet market needs for more environmentally friendly products. Our Integrated Nylon segment focused on internal process improvements, resulting in lower costs and higher quality in many of our key product families.

ENVIRONMENTAL MATTERS

    The narrative information appearing under "Environmental Matters" beginning on page 29 below is incorporated here by reference.

EMPLOYEE RELATIONS

    On December 31, 2002, we had approximately 9,400 employees worldwide. This number decreased to approximately 7,300 following the sale of our resins, additives and adhesives businesses to UCB S.A. on January 31, 2003. In general, satisfactory relations have prevailed between our employees and us. We use self-directed work teams, incentive programs and other initiatives to keep employees actively involved in the success of the business. Approximately 16 percent of our workforce is currently represented by various labor unions.

INTERNATIONAL OPERATIONS

    Solutia and its subsidiaries are engaged in manufacturing, sales and research and development in areas outside the United States. Approximately 38% of our consolidated sales from continuing operations in 2002 were made into markets outside the United States, including Europe, Canada, Latin America and Asia. Our Performance Products and Services segment is particularly dependent on its international operations. Approximately 61% of the 2002 sales of the Performance Products and Services segment were made into markets outside the United States.

    Operations outside the United States are potentially subject to a number of risks and limitations that are not present in domestic operations, including trade restrictions, investment regulations, governmental instability and other potentially detrimental governmental practices or policies affecting companies doing business abroad.

    Operations outside the United States are also subject to fluctuations in currency values. The functional currency of each of our non-United States operations is the local currency. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years and may continue to do so. In addition, we generate revenue from export sales and operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency.

INTERNET ACCESS TO INFORMATION

    Our Internet address is www.solutia.com. We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

    Our general offices are located in a leased facility in St. Louis County, Missouri. Our principal European offices are located in Louvain La Neuve, Belgium, on land leased from the University of Louvain. Information about our major manufacturing locations worldwide and segments that used these locations on February 1, 2003, appears under "Segments; Principal Products" in Item 1 of this report and is incorporated here by reference.

    Our principal plants are suitable and adequate for their use. Utilization of these facilities varies with seasonal, economic and other business conditions, but none of our principal plants is substantially idle. Our facilities generally have sufficient capacity for existing needs and expected near-term growth. We have plans for some incremental capacity expansion at certain facilities in the next two to three years.

    We own most of our principal plants. However, at Antwerp, Belgium and Sao Jose dos Campos, Brazil, both of which are sites belonging to Monsanto, we own certain buildings and production equipment and lease the underlying land. In addition, we lease buildings for our Pharmaceuticals Services Division, including the main production site in Aarau, Switzerland.

    Monsanto and Solutia have operating agreements with respect to each of the two Monsanto facilities listed above and Solutia's Chocolate Bayou facility in Alvin, Texas. Under these operating agreements, we are the guest and Monsanto is the operator, except at the Chocolate Bayou facility at which Monsanto is the guest and we are the operator. The initial term of each of the operating agreements has 15 years remaining. After the initial term, the operating agreements continue indefinitely unless either party terminates on at least 24 months' prior written notice. Each of the operating agreements also provides that, under certain circumstances, either the operator or the guest may terminate the operating agreement before the expiration of its initial term. We operate several facilities for other third parties, principally within the Alvin (Chocolate Bayou), Texas; Sauget, Illinois; Pensacola, Florida; Trenton, Michigan; Newport Wales (U.K.) and Springfield, Massachusetts sites under long-term lease and operating agreements.

    Mortgages on our plants located in Decatur, Alabama; Springfield, Massachusetts; Trenton, Michigan; Greenwood, South Carolina; Alvin (Chocolate Bayou), Texas; Pensacola, Florida; and Martinsville, Virginia constitute a portion of the collateral securing our amended credit facility, our publicly issued debt, and our obligations under certain other financing facilities. In addition, there is a mechanics' lien filed by Fluor Daniel, a division of Fluor Enterprises, Inc., against our Chocolate Bayou facility, currently in the amount of $10 million, securing the remaining payments we have agreed to make to Fluor Daniel over a three-year period in settlement of litigation arising out of the construction of an acrylonitrile facility at the Chocolate Bayou plant.

ITEM 3. LEGAL PROCEEDINGS.

    Because of the size and nature of our business, we are a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time we became an independent company, we assumed liabilities related to specified legal proceedings from the former Monsanto Company, now known as Pharmacia Corporation ("Old Monsanto"), under an agreement known as the Distribution Agreement. As a result, although Old Monsanto remains the named defendant, we are required to manage the litigation and indemnify Old Monsanto for costs, expenses and judgments arising from the litigation. While the results of litigation cannot be predicted with certainty, we do not believe, based on currently available facts, that the ultimate resolution of any of these preceding matters will have a material adverse effect on our financial position or liquidity in any one year. However, resolution in those cases described below involving the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site and the Penndot case, also described below, may have a material adverse effect on our net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability. In addition, there cannot be any assurance that any final judgment against us in the Anniston, Alabama cases, if upheld on appeal, will not have a material adverse effect on our financial position and liquidity.

    The following paragraphs describe several proceedings to which we are a party or to which Old Monsanto is a party and for which we have assumed any liabilities.

ANNISTON, ALABAMA CASES

    In November 1993, Old Monsanto was named as a defendant in the first of 41 lawsuits which have been filed in state or federal court in Alabama in which plaintiffs claim to have sustained personal injuries or property damage as a result of the alleged release of polychlorinated biphenyls ("PCBs") and other materials from its Anniston, Alabama plant site. To date 22 of those lawsuits, involving claims made by nearly 5,900 plaintiffs have been resolved for approximately $87 million. Currently pending are the following matters:

    (1) Abernathy v. Monsanto: Four consolidated cases, the first of which was served on April 1, 1996, were originally filed in Circuit Court for Calhoun County, Alabama on behalf of
        3,516 plaintiffs who own or rent homes, own or operate businesses, attend churches, or have otherwise resided in or visited neighborhoods near the Anniston plant. Plaintiffs seek compensatory and punitive damages in an unspecified amount or in the amount of $3 million for each individual and injunctive relief requiring the Company to remove alleged contamination.
        The individual plaintiffs claim to have suffered permanent adverse health effects and fear future disease. They assert the need for medical monitoring, diminution in the value of their properties in the case of residential and commercial property owners and commercial losses in the case of business owners. Because of significant pretrial publicity in Calhoun County, venue in these cases was transferred to Circuit Court in Etowah County. Sixteen individual plaintiffs and one business entity were selected as plaintiffs for a Phase I trial that began on January 7, 2002. On February 22, 2002, the jury returned a verdict in favor of plaintiffs on six liability issues:
        nuisance, trespass, negligence, wantonness, suppression of the truth and outrage.

        The trial court departed from its announced trial plan and did not submit damage issues to the jury for the 17 Phase I trial plaintiffs. Instead, the parties agreed on a streamlined format for submission to the jury of property damage evidence for all plaintiffs who are making a property damage claim. In total, 907 plaintiffs are asserting claims of property damage with respect to 941 pieces of property. Hearings on plaintiffs' claims for injunctive relief, which were not tried to a jury, began on March 6, 2002, and concluded on April 12, 2002. The court then referred the issue of injunctive relief and defendants' motions to dismiss those claims to a Special Master for a recommendation. On May 31, 2002, the Special Master issued a report recommending that the court stay injunctive proceedings in view of the filing by the United States Environmental
        Protection Agency ("EPA") of a Partial Consent Decree, noted below.

        On March 29, 2002, we filed a motion to recuse the Abernathy trial judge because of the appearance of bias or lack of impartiality created by frequent ex parte interviews given to the media on issues in the case, and because of improper actions at a court-ordered settlement conference on March 12, 2002. On
        November 8, 2002, following additional briefing and a hearing on August 8, 2002, an Etowah County judge to whom the matter had been referred, denied our recusal motion. On August 19, 2002, the Alabama Supreme Court issued an order in response to our request staying all proceedings in this case other than the presentation of written evidence regarding property damage claims pending further order by the Supreme Court on the recusal issue. On February 26, 2003, the Alabama Supreme Court denied our mandamus petition and upheld the ruling of the Etowah County judge denying our recusal motion.

        On July 1, 2002, Solutia, Pharmacia and the new Monsanto Company ("Monsanto") entered into an agreement pursuant to which Pharmacia agreed to post an appeal bond in the Abernathy case if needed, and if Solutia is unable to obtain such a bond. Pursuant to the agreement, if Pharmacia is not required to provide collateral in order to obtain an appeal bond, then Solutia, Pharmacia and Monsanto will have shared control over any decision to settle the Abernathy case. If Pharmacia is required to provide collateral in order to obtain an appeal bond, then Pharmacia will have control of any settlement decision but has an obligation to consult with Solutia and Monsanto before agreeing to any settlement.

    (2) Tolbert v. Monsanto: Monsanto, Pharmacia and Solutia are defendants in this action, served on June 4, 2001, and filed in the United States District Court for the Northern District of Alabama initially on behalf of 1,116 plaintiffs. On January 18, 2002, plaintiffs filed an amended complaint adding approximately 14,000 additional plaintiffs to the action. As a result of further amendments, there are now 16,695 plaintiffs in this case. Plaintiffs claim they were exposed to PCBs and suffer from unspecified physical injuries and emotional distress. They seek compensatory and punitive damages in unspecified amounts and request medical testing, monitoring and treatment, as well as unspecified injunctive relief. The court has ordered that trial in this matter will proceed in phases. The parties have designated eight plaintiffs for a Phase I trial, four of whom claim liver disease and four of whom claim cancer. Trial is currently scheduled to commence after July 31, 2003, the date of the final pretrial conference. Our outside counsel in this matter have been advised by counsel representing a group of plaintiffs in the Tolbert case that those counsel represent approximately 2,000 additional individuals who intend to file suit. We are negotiating an acceptable tolling agreement that will preserve the parties' respective rights and defenses without the filing of an additional action.

    (3) Payton v. Monsanto: This case was brought in Circuit Court in Shelby County, Alabama on July 15, 1997, on behalf of a purported class of all owners, lessees and licensees of properties located on Lay Lake, which is downstream from Lake Logan Martin on the Coosa River. Plaintiffs seek compensatory and punitive damages in an unspecified amount for an alleged increased risk of physical injury and illness, emotional distress caused by fear of future injury or illness, medical monitoring and diminishment in the value of their properties and their riparian rights. On October 5, 1999, the trial court granted Solutia's motion for summary judgment, and plaintiffs appealed to the Supreme Court of Alabama. On May 4, 2001, the Supreme Court issued an opinion affirming in part and reversing in part the order of the trial court. The Supreme Court held that summary judgment was properly granted with respect to claims relating to the period up to the date of settlement of a previous action which did not involve Monsanto, Pharmacia or us, but which did seek compensation for the presence of PCBs on plaintiffs' properties. However, the Supreme Court held that plaintiffs were permitted to maintain their claims relating to the period from the settlement of the prior action until the filing of the instant action. The case has been remanded to the trial court, where the parties currently await a decision by the trial court on plaintiffs' motion for class certification.

    (4) Other Anniston Cases: There are twelve other cases on behalf of a total of 24 additional plaintiffs, four pending in Circuit Court for Calhoun County, three pending in Circuit Court for Jefferson County, one pending in Circuit Court for Dekalb County and three pending in United States District Court for the Northern District of Alabama. Plaintiffs in these actions own or rent homes, own or operate businesses, attend churches, or have otherwise resided or visited in neighborhoods near the Anniston plant, or are commercial entities which own or have conducted business on property near the Anniston plant. Two of these cases are brought on behalf of purported classes of Alabama residents exposed to PCBs from the Anniston plant. Plaintiffs seek compensatory and punitive damages in unspecified amounts and injunctive relief requiring the Company to remove alleged contamination. The individual plaintiffs claim to have suffered permanent adverse health effects and fear future disease. They assert the need for medical monitoring, diminution in the value of their properties in the case of residential and commercial property owners and commercial losses in the case of business owners.

    Solutia believes that there are meritorious defenses to all these matters, including lack of any imminent or substantial endangerment to health or the environment caused by any activities at the Anniston plant, lack of any physical injury or property damage to plaintiffs caused by any activities at the Anniston plant, lack of any negligence or improper conduct on Monsanto's or Solutia's part, and the implementation of a remediation program under the oversight of the United States Environmental Protection Agency and the Alabama Department of Environmental Management. We are vigorously defending these actions.

    Solutia has insurance coverage that is available to mitigate potential damages in these cases. The applicable insurance coverage is bound by a confidential claim administrative agreement that precludes Solutia from disclosing the insurance carriers' names and limits of coverage. The security of the insurers is better than A.M. Best's "A" rated companies. Solutia is receiving contribution from these insurers for defense costs, and there are currently no disputed coverage issues. However, there is no assurance that our available insurance will cover all claims, that our insurers will not challenge coverage for certain claims or that the final damage awards will not exceed our available insurance coverage.

ANNISTON PARTIAL CONSENT DECREE

    In October 2000 Solutia entered into an Administrative Order on Consent ("AOC") with the EPA providing for sampling of certain residential properties and removal of soils found on those properties if PCBs were found at a level of 10 parts per million (ppm) or above. That order was amended in October 2001 to encompass additional areas for sampling and possible soil removal. Following entry of the October 2000 AOC Solutia and the EPA commenced negotiations on a comprehensive agreement that would address the steps leading to a final remedy. On March 25, 2002, in an action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia, the EPA lodged a Partial Consent Decree with the United States District Court for the Northern District of Alabama. Pursuant to that decree Solutia and Pharmacia agreed to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the Anniston PCB site. The decree also provided for the creation of an educational trust fund of $3.2 million to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston. The Partial Consent Decree was submitted for a public comment period, which closed on June 3, 2002. On October 23, 2002, the EPA filed a revised Partial Consent Decree with the court. The revised decree contains a new provision, added in response to public comment, for addressing cleanup of residential properties sooner than would have been the case under the original proposed decree. The EPA has asked the court to approve the revised Partial Consent Decree.

PENNDOT CASE

    Old Monsanto is one of several defendants added on February 7, 1997, to a case then pending in the Commonwealth Court of Pennsylvania. This action was originally filed against United States Mineral Products Company in 1990 by the Commonwealth, seeking damages caused by the presence of asbestos fireproofing in the Transportation and Safety Building ("T & S Building") in Harrisburg, Pennsylvania. In June 1994 a fire broke out in the T & S Building. Testing following the fire revealed the presence of low levels of PCBs at various locations in the building. The Commonwealth claims that PCBs used in fluorescent light ballasts, in adhesives in fiberglass ductboard that was part of the heating and ventilation system and in caulking used on the exterior of the building contaminated the building and necessitated its demolition. The Commonwealth seeks recovery of costs it allegedly incurred in testing, monitoring, cleanup, demolition and temporary relocation of Commonwealth employees caused by the alleged contamination. In addition, the Commonwealth seeks the cost of constructing a new building on the site of the T & S Building. Trial of this action commenced with the selection of a jury in April 1999. On August 23, 2000, the jury returned a verdict of $90 million against Old Monsanto. The verdict was reduced to $45 million by the trial court because the manufacturer of the fiberglass ductboard reached a settlement with the Commonwealth during trial. We filed extensive post-trial motions, seeking judgment notwithstanding the jury's verdict or a new trial. The trial court denied these motions in orders filed on October 16, 2002. On November 15, 2002, we filed an appeal as of right to the Supreme Court of Pennsylvania.

    On November 15, 2002, Solutia, Pharmacia and Monsanto entered into an agreement (the "Penndot Protocol") pursuant to which Monsanto posted an appeal bond and the collateral required to secure that bond. We provided a $20 million letter of credit to secure a portion of Monsanto's obligations with respect to the bond. In addition, we paid all of Monsanto's out-of-pocket expenses incurred in obtaining the bond. As a result of Monsanto's providing the collateral required to secure the appeal bond, Monsanto assumed control of any settlement decision, but agreed to consult with Solutia and Pharmacia before agreeing to any settlement. The Penndot Protocol required us to release Monsanto from its obligations with respect to the appeal bond, and to either secure a replacement bond or settle the litigation within 15 business days following an asset sale having an aggregate value of $100 million or more (the "Release Conditions"). The Release Conditions were triggered on January 31, 2003, when we closed the sale of our resins, additives and adhesives businesses. On March 3, 2003, Solutia, Pharmacia and Monsanto entered into an amendment to the Penndot Protocol pursuant to which the appeal bond obtained by Monsanto will remain in effect and Monsanto will extend the time frame for satisfying the Release Conditions until November 30, 2003 (the

"Extension Period"). Under this amendment, Solutia will provide Monsanto with an additional letter of credit in the amount of $39.9 million, and Monsanto will return control of any settlement decision to Solutia during the Extension Period (with Solutia agreeing to consult with Monsanto and Pharmacia before entering into any settlement).

    We believe that there are meritorious defenses, including lack of any hazard or danger to occupants of or visitors to the T & S Building caused by the presence of PCBs; a determination by the Pennsylvania Department of Health that the building was safe for use and occupancy; the failure of the Commonwealth to act prudently following the fire to mitigate its alleged damages; the impropriety of using replacement cost as a measure of damages; and the fact that most of plaintiffs' damages would have been incurred during the removal of asbestos fireproofing and the installation of fire suppression sprinklers required to comply with the 1987 Harrisburg Fire Safety Code, and thus cannot be attributed to the presence of PCBs. We are defending this matter vigorously.

    Solutia has insurance coverage that is available to mitigate potential damages in this case and is receiving contribution from its insurers for defense costs.

OTHER PCB LITIGATION

    Excluding the Anniston, Alabama cases and the Penndot case discussed above, since 1971, Old Monsanto has been named as a defendant in approximately 482 cases in which plaintiffs have made claims of personal injuries or property damage resulting from alleged exposure to PCBs. Of those cases 467 have been resolved, including the claims of approximately 15,000 plaintiffs at a cost to Old Monsanto and Solutia of approximately $32 million. These cases have usually involved product-based claims in which plaintiffs have alleged that exposure to PCBs occurred in the course of their employment or as a result of an incident involving equipment which used PCBs as a dielectric, hydraulic or heat transfer fluid. The fifteen pending cases that involve claims of this nature are the following:

    (1) Binghamton State Office Building Litigation: In January 1984, Old Monsanto was served in the first of five cases brought in state court in Broome County, New York, relating to claims of injury allegedly resulting from exposure to PCBs during and immediately after a fire which occurred on February 5, 1981, in a State office building in Binghamton, N.Y. Plaintiffs are 43 emergency responders or individuals involved in clean up activities immediately after the fire and their spouses, for a total of 81 plaintiffs. PCBs, dibenzofurans and dibenzodioxins were allegedly spread throughout the building when a transformer, located in an equipment room in the basement of the building, ruptured during the fire. The dielectric fluid in the transformer was composed, in part, of PCBs. Plaintiffs claim to have suffered various personal injuries, including in some cases death, and allege fear of future disease and the need for medical monitoring. They seek compensatory and punitive damages in an unspecified amount. Plaintiffs have selected ten of their number to participate in a "Phase I" trial. A trial date has not yet been set by the court. Solutia is defending these actions vigorously and believes that there are meritorious defenses, including lack of proximate cause and lack of negligence or other improper conduct on the part of Old Monsanto or Solutia.

    (2) Crystal Springs, Mississippi Litigation: Old Monsanto is one of many defendants named in a suit filed on May 14, 2001, on behalf of one plaintiff in state court in Copiah County, Mississippi. Three nearly identical suits, brought on behalf of an additional 168 plaintiffs in state court in Hinds County, Mississippi were served on Old Monsanto on December 18, 2001. Plaintiffs are present or former employees of Kuhlman Electric Company's Crystal Springs, Mississippi transformer manufacturing facility. As to Old Monsanto, plaintiffs claim exposure to PCBs, allegedly resulting in unspecified physical injuries and emotional distress. Plaintiffs claim to fear the development of disease in the future and allege the need for medical monitoring. They seek compensatory and punitive damages in an unspecified amount. All four of these cases were removed to U.S. District Court for the Southern District of Mississippi on April 10, 2002. Plaintiffs filed motions to remand the cases to state court; those motions await decision by the District Court. Old Monsanto and Solutia were named as defendants in one additional action filed on behalf of a single plaintiff in state court in Copiah County, Mississippi on December 31, 2002. This case makes claims similar to those previously filed, and has also been removed to U.S. District Court for the Southern District of Mississippi. Solutia is vigorously defending these actions and believes that there are meritorious defenses, including lack of proximate cause and lack of negligence or other improper conduct on the part of Old Monsanto or Solutia.

    (3) Other Pending PCB Cases: There are an additional five PCB cases brought against Old Monsanto, one in state court in Louisiana brought on behalf of ten plaintiffs, one in state court in West Virginia brought on behalf of two plaintiffs, two in state courts in New Jersey brought on behalf of a total of three plaintiffs and one in federal court in Pennsylvania brought on behalf of one plaintiff. These cases make a variety of allegations, including personal injury or property damage resulting from alleged exposure to PCBs, or seek recovery of environmental remediation expenses resulting from the claimants' improper disposal of PCBs. Plaintiffs seek compensatory and, in some cases, punitive damages in unspecified amounts. Solutia is vigorously defending all these actions and believes that there are meritorious defenses, including lack of proximate cause and lack of negligence or other improper conduct on the part of Old Monsanto or Solutia.

    Solutia has insurance coverage that is available to mitigate potential damages in cases alleging personal injury or property damage, and is either receiving contribution from its insurers for defense costs, or expects to receive such contribution once self-insured retentions are exhausted. Cases which seek recovery of environmental remediation costs are not insured.

PREMISES BASED ASBESTOS LITIGATION

    Like a great number of other companies that used high temperature manufacturing processes, Old Monsanto historically used asbestos insulating materials in piping and other equipment at its chemicals plants. As a result, Old Monsanto and Solutia have been named as defendants along with numerous other premises owners in actions brought by employees of contractors who claim that they were exposed to asbestos at our facilities and at the facilities of these other owners. Solutia has no product-based asbestos litigation. Historically, we have resolved these premises-related actions without a material effect on our results of operation, liquidity or financial position. Settlements in cases resolved in 2002 totaled approximately $6 million, a portion of which we expect to recover from our insurers. Although we have recently experienced an increase in the number of asbestos-related premises liability claims, we do not expect them to have a material effect. We now have pending approximately 450 such actions in Texas, West Virginia, Illinois, Missouri, Michigan and Florida involving an estimated 2,500 to 3,500 plaintiffs. More than 80% of these plaintiffs do not suffer from any manifest illness but may exhibit non-symptomatic pleural or pulmonary changes on x-ray screening, and, if not dismissed, such claims are typically settled for nominal amounts. Solutia believes that there are meritorious defenses, including the lack of injury or proximate causation and the responsible actions taken by Old Monsanto and Solutia to prevent asbestos exposures in the workplace, and is vigorously defending these actions.

ROCK SPRINGS CASE

    On December 4, 1998, the EPA issued a notice of violation to Solutia, Old Monsanto and P4 Production, L.L.C., alleging violations of the Wyoming Environmental Quality Act, the Wyoming Air Quality Standards & Regulations and a permit issued in 1994 by the Wyoming Department of Environmental Quality to Sweetwater Resources, Inc., a former subsidiary of Old Monsanto, for a coal coking facility in Rock Springs, Wyoming. This facility is currently owned by P4 Production, a joint venture which the new Monsanto Company now both operates and controls. We remain a party to this litigation despite the sale of substantially all of our interest in this joint venture. On November 22, 1999, the United States, on behalf of the EPA, demanded $2.5 million from the parties as well as injunctive relief ensuring compliance with the permit requirements. On August 9, 2002, the United States filed a motion for summary judgment on the issue of liability. The motion is pending while the parties attempt to resolve the amount of the penalty through mediation.

OTHER

    Authorities in the United States, Europe and Canada are investigating past commercial practices in the rubber chemicals industry. Flexsys, our 50/50 joint venture with Akzo Nobel N.V., has been fully cooperating with the authorities and will continue to do so. In addition, Solutia is aware of 20 purported class actions that have been filed against Flexsys and other producers of rubber chemicals in various state courts in the United States. Each seeks actual and treble damages under the law of the state in which it was filed on behalf of all retail purchasers of tires in that state since 1994.

    For information about certain environmental proceedings involving Solutia, see "Environmental Matters" on page 29.

RISK MANAGEMENT

    We have evaluated risk retention and insurance levels for product liability, property damage and other potential areas of risk. We will continue to devote significant effort to maintaining and improving safety and internal control programs, which reduce our exposure to certain risks. We actively participate in the safety and health Voluntary Protection Program ("VPP") administered by the Occupational Safety and Health Administration ("OSHA") for sites in the United States, and implemented by Solutia for sites outside the United States. Currently, ten of our U.S. sites have received the OSHA VPP "Star" designation, a rating signifying full compliance. Three of our ex-U.S. sites, two in Europe and one in Canada, have achieved the Solutia "Star" designation, which is an internal equivalent to the OSHA designation.

    Our management determines the amount of insurance coverage to buy from unaffiliated companies and the appropriate amount of risk to retain and/or co-insure based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk that Solutia has retained are consistent with those of other companies in the chemical industry. There can be no assurance that we will not incur losses beyond the limits, or outside the coverage, of our insurance. For additional information, see "Self-Insurance" on page 30.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We did not submit any matters to our security holders during the fourth quarter of 2002.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    Our stock is traded principally on the New York Stock Exchange under the Symbol "SOI."

    The following table shows the high and low sales prices for each quarter during 2002 and 2001 as reported in the New York Stock Exchange Composite Transactions.

              2002                      High         Low                          2001                       High         Low
---------------------------------      ------       -----         ------------------------------------      ------       ------
First Quarter....................      $13.20       $6.12         First Quarter.......................      $14.85       $12.06
Second Quarter...................        8.92        7.10         Second Quarter......................       15.07        12.03
Third Quarter....................        7.10        4.51         Third Quarter.......................       14.14        11.25
Fourth Quarter...................        5.95        2.81         Fourth Quarter......................       14.28        11.71

    On February 24, 2003, we had 32,878 registered shareholders.

    The declaration and payment of dividends is made at the discretion of our board of directors. The board's current policy is to pay cash dividends on an annual basis in December. The annual dividend paid in 2002 and 2001 was $0.04 per share. Our credit facility and our senior secured notes restrict our ability to increase our dividend. We anticipate that the current four-cent annual dividend will remain unchanged for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL SUMMARY
(Dollars in millions, except per share amounts)

                                                                2002          2001          2000          1999          1998
                                                               -------       -------       -------       -------       -------
OPERATING RESULTS FROM CONTINUING OPERATIONS:
NET SALES................................................      $ 2,241       $ 2,268       $ 2,617       $ 2,705       $ 2,714
GROSS PROFIT.............................................          363           310           348           620           725
    As percent of net sales..............................           16%           14%           13%           23%           27%
MARKETING, ADMINISTRATIVE, AND TECHNOLOGICAL EXPENSES....          322           334           352           328           340
    As percent of net sales..............................           14%           15%           13%           12%           13%
AMORTIZATION EXPENSE.....................................            3            12            11             3            --
OPERATING INCOME (LOSS)(1)...............................           38           (36)          (15)          289           385
    As percent of net sales..............................            2%           (2)%          (1)%          11%           14%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE(2),(3).......................................          (19)         (124)           30           298           377
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE(2),(3).......................................           (8)          (81)           36           203           250
    As percent of net sales..............................           --            (4)%           1%            8%            9%
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE......         (167)           --            --            --            --
SHARE DATA FROM CONTINUING OPERATIONS:
BASIC EARNINGS (LOSS) PER SHARE FROM CONTINUING
  OPERATIONS(3)..........................................      $ (0.08)      $ (0.78)      $  0.34       $  1.83       $  2.16
DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING
  OPERATIONS.............................................        (0.08)        (0.78)         0.34          1.77          2.04
DIVIDENDS PER SHARE......................................         0.04          0.04          0.04          0.04          0.04
TOTAL ASSETS.............................................        2,706         2,667         2,755         2,902         2,694
LONG-TERM DEBT...........................................          839           626           783           801           597
COMMON STOCK PRICE:
    HIGH.................................................        13.20         15.07         17.19         26.31         32.00
    LOW..................................................         2.81         11.25         10.38         13.50         18.69
    CLOSE................................................         3.63         14.02         12.00         15.44         22.38
PRICE/EARNINGS RATIO ON YEAR-END STOCK PRICE.............          (45)          (18)           35             9            11
NUMBER OF REGISTERED SHAREHOLDERS........................       32,878        34,668        36,703        39,171        41,864
YEAR-END SHARES OUTSTANDING (IN MILLIONS)................        104.7         104.5         102.9         109.5         112.8
SHARES REPURCHASED (IN MILLIONS).........................           --            --           7.7           3.8           6.2
AVERAGE DAILY TRADING VOLUME
  (IN THOUSANDS).........................................          649           358           518           458           401
OTHER DATA FROM CONTINUING OPERATIONS:
INTEREST EXPENSE.........................................      $    84       $    70       $    55       $    39       $    43
INCOME TAXES (BENEFIT)...................................          (11)          (43)           (6)           95           127
DEPRECIATION AND AMORTIZATION............................          134           143           152           147           143
CAPITAL EXPENDITURES.....................................           59            83           211           255           156
EMPLOYEES (YEAR-END).....................................        7,300         7,100         8,100         8,500         6,600

--------
(1) Operating income (loss) includes restructuring charges and other items of $22 million in 2002, $78 million in
    2001, $158 million in 2000, $61 million in 1999 and $1 million in 1998.

(2) Income (loss) from continuing operations before cumulative effect of change in accounting principle includes restructuring charges and other items of $15 million, or $0.14 per share in 2002, $96 million, or $0.92 per share in 2001, $81 million, or $0.75 per share in 2000, $38 million, or $0.33 per share in 1999 and
    $1 million, or $0.01 per share in 1998.

(3) Income (loss) from continuing operations includes amortization expense which, under the provisions of
    Statement of Financial Accounting Standard No. 142, adopted on January 1, 2002, is no longer recognized of
    $12 million, or $0.12 per share net of tax, and $10 million, or $0.09 per share net of tax, in 2001 and 2000, respectively.

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

OVERVIEW

    On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. The sale closed on January 31, 2003. The resins, additives and adhesives businesses had net assets, including goodwill and identified intangible assets from the Vianova Resins acquisition, of approximately $471 million at December 31, 2002, and $554 million at December 31, 2001. The resins, additives and adhesives businesses had net sales of approximately $559 million in 2002, $549 million in 2001 and $568 million in 2000.

    The resins, additives and adhesives businesses are presented as discontinued operations in the consolidated financial statements and related notes. As such, management's discussion and analysis excludes discontinued operations and focuses on the results of the Company's continuing operations. See Note 2 to the Consolidated Financial Statements for further information on the discontinued operations. In anticipation of the divestiture, Solutia reorganized its management structure and realigned its reportable segments during the fourth quarter of 2002. Solutia's new reportable segments and their major products are as follows:

             PERFORMANCE PRODUCTS AND SERVICES                                      INTEGRATED NYLON
------------------------------------------------------------  ------------------------------------------------------------
SAFLEX(R) plastic interlayer                                  Nylon intermediate "building block" chemicals

Polyvinyl butyral for KEEPSAFE(R), SAFLEX INSIDE(R) (in       Merchant polymer and nylon extrusion polymers, including
  Europe only) and KEEPSAFE MAXIMUM(R) laminated window         VYDYNE(R) and ASCEND(R)
  glass

LLUMAR(R), VISTA(R) and GILA(R) professional and retail       Carpet fibers, including the WEAR-DATED(R) and ULTRON(R)
  window films                                                  brands

VANCEVA(TM) films                                             Industrial nylon fibers

Conductive and anti-reflective coated films and deep-dyed     ACRILAN(R) acrylic fibers for apparel, upholstery fabrics,
  films                                                         craft yarns and other applications

Industrial products, including THERMINOL(R) heat transfer fluids, DEQUEST(R) water treatment chemicals, SKYDROL(R) aviation hydraulic fluids, SKYKLEEN(R) aviation solvents, and chlorobenzenes

Services for process research and development, scale-up manufacturing and small volume licensed production for the pharmaceutical industry

    Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes (EBIT), which includes marketing, administrative, technological and amortization expenses and other income and expense items that can be directly attributable to the segment profit/(loss). Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings (loss) from affiliates, interest expense, other income--net and expense items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment. See Note 19 to the Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, the Company has made its best estimates of certain amounts included in these financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management has discussed the development, selection and disclosure of these critical accounting policies and estimates with the Audit and Finance Committee of Solutia's board of directors.

    The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and require assumptions that can be highly uncertain at the time the estimate is made. The Company considers the following items to be its critical accounting policies:

    * Environmental Remediation

    * Self-Insurance

    * Income Taxes

    * Impairment of Long-Lived Assets

    * Pension and Other Postretirement Benefits

    The Company also has other significant accounting policies. The Company believes that, compared to the critical accounting policies listed above, the other policies either do not generally require estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on the reported results of operations for a given period.

  ENVIRONMENTAL REMEDIATION

    With respect to environmental remediation obligations, the Company's policy is to accrue costs for remediation of contaminated sites in the accounting period in which the obligation becomes probable and the cost is reasonably estimable. The Company's estimates of the environmental remediation reserve requirements fall within a range. If the Company believes no best estimate exists on a project-by-project basis within a range of possible outcomes, in accordance with accounting guidance, the minimum loss is accrued. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from insurance or third parties. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amount and the Company believes that collectability of such amount is probable, the amounts are reflected as receivables in the consolidated financial statements.

    These estimates are critical because the Company must forecast remediation activity into the future which is highly uncertain and requires a large degree of judgment. Therefore, the environmental reserves may materially differ from ultimate actual liabilities if the Company's estimates prove to be inaccurate, which could materially affect net income in a period. Uncertainties related to recorded environmental liabilities include changing governmental policy and regulations, judicial proceedings, the method and extent of remediation and future changes in technology. Because of these uncertainties, the range of possible outcomes could exceed the amounts reserved by an additional $30 million and could be below the amounts reserved by approximately $10 million. The estimate for environmental liabilities is a critical accounting estimate for both reportable segments.

  SELF-INSURANCE

    Solutia maintains self-insurance reserves to cover its estimated future legal costs, settlements and judgments related to workers' compensation, product, general, auto and operations liability claims that are less than policy deductible amounts or not covered by insurance. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience. In those cases where insurance carriers or third-party indemnitors have committed to pay, the amounts are reflected as receivables in the consolidated financial statements. These estimates are critical because changes to the actuarial assumptions used in the development of these reserves can materially affect net income in a given period and the Company must forecast loss activity into the distant future which is highly uncertain and requires a large degree of judgment. The estimate for self-insurance reserves is a critical accounting estimate for both reportable segments.

    Actuarial reserve indications are projections of the remaining future payments for workers' compensation, product, general, auto and operations liability claims for which Solutia is legally responsible. These projections are made in the context of an uncertain future where variations between estimated and actual amounts are caused by many factors, including changes in operations, changes in judicial environments, shifts in the types or timing of the reporting of claims, changes in the frequency or severity of losses and random chance. The actuarial estimates of the reserve requirements fall within a range. The actuary's best estimate of the liability is near the middle of the actuary's range; accordingly, the Company has recorded the liability at this level. Solutia estimates that the high end of the range of possible outcomes exceeds the amounts reserved by approximately $15 million.

  INCOME TAXES

    Solutia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Solutia records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Solutia has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Solutia were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Solutia determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

    Changes in existing regulatory tax laws, rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. The Company's accounting for deferred tax consequences represents management's best estimate of future events that can be appropriately reflected in the accounting estimates.

  IMPAIRMENT OF LONG-LIVED ASSETS

    Impairment tests of long-lived assets are made when conditions indicate a possible loss. Impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The Company's estimate of the cash flows is based on information available at that time including these and other factors: sales forecasts, customer trends, operating rates, raw material and energy prices and other global economic indicators and factors. If an impairment is indicated, the asset value is written down to its fair value based upon market prices or, if not available, upon discounted cash value, at an appropriate discount rate determined by the Company to be commensurate with the risk inherent in the business model. These estimates are critical because changes to the Company's assumptions used in the development of the impairments analyses can materially affect net income in a given period and the Company must forecast cash flows into the future which is highly uncertain and requires a large degree of judgment. The assumptions used in the cash flow projections approximate the market conditions experienced at the time an impairment becomes known.

  PENSION AND OTHER POSTRETIREMENT BENEFITS

    Under the provisions of SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," measurement of the obligations under the defined benefit pension plans and the other post-employment benefit
(OPEB) plans are subject to several significant estimates. These estimates include the rate of return on plan assets, health care cost trend rates and the rate at which the future obligations are discounted to value the liability.

    The Company estimates its assumed long-term rate of return based on its historical rate of return experienced by the plan assets, adjusted for assumed asset allocation and forecasted capital market returns. A
25 basis point change in the assumed long-term rate of return would result in a $3 million change in pension expense.

    The Company's annual measurement date is December 31 for the pension and OPEB plans. Historically, the Company has based its discount rate on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. A 25 basis point change in the discount rate results in a $27 million change in the pension projected benefit obligation and $1 million change in pension expense. A 25 basis point change in the discount rate results in a $9 million change in the accumulated benefit obligation for the OPEB plans and an immaterial change to OPEB expense.

    The Company estimates the assumed trend rate for healthcare costs and the ultimate trend rate for healthcare costs based on actual experience.

RESULTS OF OPERATIONS

                                                                   2002         2001         2000
                                                                  ------       ------       ------
(dollars in millions)

Net Sales...................................................      $2,241       $2,268       $2,617
                                                                  ======       ======       ======
    Net Sales from Polymer Modifiers and Phosphorus
      Derivatives businesses included in Net Sales..........      $   --       $   --       $  176
                                                                  ======       ======       ======
Operating Income/(Loss).....................................      $   38       $  (36)      $  (15)
                                                                  ======       ======       ======
    Operating Income from Polymer Modifiers and Phosphorus
      Derivatives businesses included in Operating
      Income/(Loss).........................................      $   --       $   --       $   29
                                                                  ======       ======       ======
    Charges included in Operating Income/(Loss).............      $  (22)      $  (78)      $ (158)
                                                                  ======       ======       ======

    Solutia's net sales for 2002 were $2,241 million compared with net sales of $2,268 million in 2001. The net sales decrease reflected lower average selling prices of approximately 2 percent, partially offset by favorable currency exchange rate fluctuations of 1 percent. Sales volumes were essentially flat year over year. The lower average selling prices were driven by unfavorable global economic conditions experienced during 2002. Net sales of $2,268 million in 2001 decreased 13 percent from 2000 net sales of $2,617 million. Two events affect the comparability of 2001 net sales with those in 2000. These events include the contribution of the Company's Phosphorus Derivatives business to the Astaris joint venture in April 2000 and the sale of its Polymer Modifiers business in August 2000. Excluding the sales associated with these businesses, net sales for 2001 decreased 7 percent from net sales in 2000. The decrease reflected lower average selling prices of approximately 4 percent, lower volumes of 3 percent and slightly unfavorable currency exchange rate fluctuations.

    Operating income for the year ended December 31, 2002, was $38 million compared to an operating loss of $36 million in 2001. As indicated in the preceding table, operating results for each year were affected by various charges, which are described in greater detail in the following sections. Excluding the effects of the charges from 2002 and 2001, operating income increased $18 million or 43 percent over 2001 because of lower raw material and energy costs and lower personnel costs resulting from restructuring activities carried out during 2001. The operating loss for the year ended December 31, 2001, was $36 million compared to an operating loss of $15 million in 2000. Excluding the effects of the charges from 2001 and 2000 and the operating income associated with the Phosphorus Derivatives and Polymer Modifiers businesses, operating income decreased $72 million or 63 percent in 2001 versus 2000 because of lower net sales and higher incentive expense, partially offset by lower raw material and energy costs and lower administrative and technological expenses.

  PERFORMANCE PRODUCTS AND SERVICES

                                                                  2002       2001        2000
                                                                  ----       ----       ------
(dollars in millions)

Net Sales...................................................      $945       $960       $1,128
                                                                  ====       ====       ======
    Net Sales from Polymer Modifiers and Phosphorus
      Derivatives businesses included in Net Sales..........      $ --       $ --       $  176
                                                                  ====       ====       ======

Segment Profit..............................................      $ 78       $ 77       $  111
                                                                  ====       ====       ======
    Segment Profit from Polymer Modifiers and Phosphorus
      Derivatives businesses included in Segment Profit.....      $ --       $ --       $   29
                                                                  ====       ====       ======
    Charges included in Segment Profit......................      $ --       $ (3)      $  (15)
                                                                  ====       ====       ======

    Net sales for Performance Products and Services were $945 million in 2002 compared with $960 million in 2001. The decrease in 2002 net sales versus 2001 resulted from lower average selling prices of approximately 3 percent partially offset by favorable currency exchange rate fluctuations of approximately 2 percent. Lower average selling prices in 2002 versus 2001 reflected competitive pricing pressures in SAFLEX(R) plastic interlayer products and chlorobenzenes. Net sales were positively affected by the strengthening euro and Australian dollar in relation to the U.S. dollar. Sales volumes were essentially flat year over year as increased SAFLEX(R) plastic interlayer products sales volumes in the Asia Pacific markets were offset by significantly lower sales to a large Saflex customer during 2002. Additionally, higher sales volumes of CPFilms window film and precision coated products and DEQUEST(R) water treatment chemicals were offset by lower sales volumes of chlorobenzenes.

    The Performance Products and Services segment's net sales for 2001 of $960 million decreased 15 percent from 2000 net sales of $1,128 million because of the sale of the Polymer Modifiers business and the contribution of the Phosphorus Derivatives business to the Astaris joint venture. Excluding net sales from these businesses, net sales for 2001 increased 1 percent over the comparable prior year period. Higher sales volumes of approximately 3 percent primarily resulting from a full year of net sales from Pharmaceutical Services were partially offset by unfavorable currency exchange rate fluctuations of approximately
1 percent due to the devaluation of the euro and Japanese yen in relation to the U.S. dollar and lower average selling prices of approximately
1 percent due to competitive pricing pressures.

    Segment profit was $78 million in 2002 versus $77 million in 2001. Segment profit for 2001 included a fourth quarter charge of $3 million associated with the termination of the employment of a former owner of a component of Pharmaceutical Services. Excluding this charge, segment profit decreased $2 million or 3 percent in 2002 versus 2001 because of lower net sales partially offset by lower raw material costs, lower amortization expense due to adoption of SFAS No. 142 and lower personnel expense associated with restructuring activities carried out during 2001. The impact of significantly lower sales volumes to a large Saflex customer on segment profitability was mostly offset by higher sales of SAFLEX(R) plastic interlayer products to other glass laminators, improved product mix and cost reductions. Chlorobenzenes negatively impacted segment profitability by $8 million in 2002 compared to 2001. Segment profit was $77 million in 2001 compared to $111 million in 2000. Segment profit for 2000 included an impairment charge of $15 million to write down chlorobenzenes' production equipment. Excluding charges from both 2001 and 2000 and the impact of the loss of income associated with the sale of the Polymer Modifiers business and the contribution of the Phosphorus Derivatives business to the Astaris joint venture, segment profit in 2001 decreased $17 million or 18 percent versus 2000 primarily because of higher incentive expense, unfavorable product mix and higher manufacturing costs primarily associated with production cutbacks to control inventory in SAFLEX(R) plastic interlayer products.

  INTEGRATED NYLON

                                                                   2002         2001         2000
                                                                  ------       ------       ------
(dollars in millions)

Net Sales....................................................     $1,296       $1,308       $1,490
                                                                  ======       ======       ======
Segment Profit/(Loss).......................................      $   24       $    6       $  (33)
                                                                  ======       ======       ======
    Charges included in Segment Profit/(Loss)...............      $   (5)      $  (12)      $ (105)
                                                                  ======       ======       ======

    Solutia's Integrated Nylon segment had net sales of $1,296 million in 2002 compared with $1,308 million in 2001. The 1 percent decrease in 2002 net sales primarily resulted from a decline in average selling prices in almost all businesses in this segment of approximately
2 percent partially offset by sales volume improvements of less than 1 percent. The effects of a weak U.S. economy continued to unfavorably impact average selling prices in 2002. Increased sales volumes in nylon, plastics and polymers and intermediate chemicals were mostly offset by decreased volumes in nylon industrial products and carpet fiber. Sales volumes in nylon, plastics and polymers improved following Solutia's successful reintegration of the marketing responsibilities for the nylon molding resins business previously performed under a marketing alliance with Dow Plastics, a business unit of Dow Chemical. In addition, the fiber's businesses experienced unfavorable product mix.

    Solutia's Integrated Nylon segment had net sales in 2001 of $1,308 million compared with $1,490 million in 2000. The 12 percent decrease in 2001 sales resulted from a decline in volumes of approximately 6 percent and a decline in average selling prices of approximately 6 percent. The effects of a weak U.S. economy had an unfavorable impact on the Integrated Nylon segment. With the exception of intermediate chemicals, significant volume declines occurred in all of the segment's businesses. Carpet fiber sales volumes decreased as carpet mills continued to manage inventory levels in response to lower retail demand. Decreased sales volumes of nylon plastics and polymers resulted from lower shipments of VYDYNE(R) nylon molding resins to Dow Plastics under a marketing alliance because of the slowdown in the U.S. automotive industry, and lower global demand for textile polymers. Sales volumes for nylon industrial products decreased because of the slowdown in the U.S.
automotive industry. Sales volumes for acrylic fibers decreased in the U.S. because of the slowing U.S. economy. The effects of lower segment sales were partially offset by higher sales volumes of merchant acrylonitrile sales to Asian and European customers. Price decreases in intermediate chemicals were primarily attributable to contract business with formula pricing tied to raw material costs that decreased year over year. Price decreases in the remaining businesses were due to competitive pricing pressures.

    The Integrated Nylon segment's profit was $24 million in 2002 compared to $6 million in 2001. Excluding charges of $5 million incurred during the third quarter of 2002 resulting from the resolution of a construction dispute with the contractor of an acrylonitrile plant in Alvin, Texas, and $12 million incurred during 2001 to write down certain notes and accounts receivables primarily from insolvent textile fiber customers, segment profit increased $11 million or 61 percent. Lower raw material and energy prices offset the effects of lower net sales in the segment on a year over year basis. Lower personnel expense associated with restructuring activities carried out during 2001 significantly contributed to the increase in segment profit, partially offset by unscheduled outages at the Chocolate Bayou Intermediates facility during the second and third quarters of 2002. During the fourth quarter of 2002, raw material and energy prices significantly increased. The Company expects raw material and energy prices to remain at elevated levels for at least the first half of 2003, which could have a significant negative impact on segment profitability.

    The Integrated Nylon segment's profit was $6 million in 2001, compared to a loss of $33 million in 2000. Segment profitability in 2001 was negatively impacted by the aforementioned charge. Segment profitability in 2000 was negatively affected by charges of $14 million to write down certain Asian investments based upon indicators that the loss in their values was permanent and $5 million to accrue for debt payments under certain loan guarantees associated with one of the investments; impairment charges of $76 million to write down certain non-performing and non-strategic fiber spinning, drawing and packaging equipment and a charge of $10 million primarily to reserve for advances and working capital loans to an Asian equity affiliate. Excluding these items, 2001 segment profit decreased $54 million or 75 percent versus 2000. The decline resulted primarily from lower net sales, higher energy prices and unfavorable manufacturing variances associated with lower capacity utilization rates. Partially offsetting the decline in segment profit were lower raw material costs and lower personnel expense associated with restructuring activities. In addition to increased energy costs and decreased sales volumes, segment profitability was also negatively affected by the temporary shutdown of the Chocolate Bayou Intermediates facility in February 2001 as a result of a power outage.

  CORPORATE EXPENSES

                                                                  2002       2001        2000
                                                                  ----       -----       -----
(dollars in millions)

Corporate Expenses..........................................      $(61)      $(121)      $(115)
                                                                  ====       =====       =====
    Charges included in Corporate Expenses..................      $(17)      $ (66)      $ (67)
                                                                  ====       =====       =====

    Corporate expenses were $61 million in 2002 compared to $121 million in 2001. However, as indicated in the preceding table, corporate expenses for each year were affected by various charges. During 2002, Solutia recorded a $17 million charge for a non-cash pension settlement loss because of the significant amount of lump sum distributions from the pension plan during 2002. During the fourth quarter of 2001, Solutia reached agreements with various state and federal agencies having enforcement authority on the nature, timing and extent of certain environmental remediation obligations. As a result, the 2001 corporate expenses included a fourth quarter charge of $34 million to increase environmental reserves. Actual costs to terminate certain European and North American management employees and certain employee benefit costs for involuntary terminations in 2001 were higher than the original estimates. As a result, Solutia recorded an additional restructuring charge of $9 million to cover these higher costs. In addition, Solutia modified its estimates of the aggregate liability for uninsured product liability claims based upon certain actuarial assumptions and historical experience. As a result, the Company recorded a fourth quarter of 2001 charge of $20 million to increase self-insurance reserves. Solutia also recorded a loss contingency during the fourth quarter of 2001 of $3 million in corporate expenses due to certain unoccupied leased office space. Excluding these items, corporate expenses in 2002 declined
$11 million or 20 percent from 2001 because of lower personnel expense associated with restructuring activities carried out during 2001, partially offset by higher legal expenses due to protracted litigation in Anniston, Alabama.

    Corporate expenses were $121 million in 2001 compared to $115 million in 2000. Corporate expenses in 2000 included restructuring charges of $53 million associated with workforce reductions and the closure of certain non-strategic facilities, a restructuring charge of $8 million related to exiting operations at the Port Plastics site in Addyston, Ohio, and charges of $6 million related to the formation and startup of the Astaris joint venture. Excluding these charges, corporate expenses in 2001 increased $7 million or 15 percent from 2000 primarily because of higher incentive expense and increased pension and postretirement costs.

  OPERATING INCOME (LOSS)

                                                                  2002       2001        2000
                                                                  ----       -----       -----
(dollars in millions)

Performance Products and Services Segment Profit............      $ 78       $  77       $ 111
Integrated Nylon Segment Profit/(Loss)......................      $ 24       $   6       $ (33)
    Less: Corporate Expenses................................      $(61)      $(121)      $(115)
    Less: Equity (Earnings) Loss from Affiliates and Other
          (Income) Expense items included in Segment
          Profit/(Loss).....................................      $ (3)      $   2       $  22
                                                                  ----       -----       -----
Operating Income/(Loss).....................................      $ 38       $ (36)      $ (15)
                                                                  ====       =====       =====
    Charges included in Operating Income/(Loss).............      $(22)      $ (78)      $(158)
                                                                  ====       =====       =====

    Solutia had operating income of $38 million in 2002 compared to an operating loss of $36 million in 2001. However, when the charges described above are excluded from the results in each year, operating income improved $18 million. Excluding $10 million of amortization expense from operating results for 2001 associated with the adoption of SFAS No. 142 (see Note 6), operating income for 2002 improved
$8 million from 2001. The increase in operating income was primarily driven by lower raw material and energy costs, favorable currency exchange rate fluctuations and lower personnel costs resulting from restructuring activities carried out during 2001, partially offset by manufacturing outages at the Chocolate Bayou Intermediates facility.

    Operating income in 2001 declined $21 million from 2000 levels. However, when the charges described above are excluded from the results in each year, operating income declined $101 million. This decline was caused primarily by the impact of lower net sales and higher incentive expense, partially offset by lower raw material and energy costs and lower administrative and technological expenses. The decrease in administrative and technological expenses can be attributed principally to lower personnel costs resulting from restructuring activities during 2001.

  EQUITY EARNINGS (LOSS) FROM AFFILIATES

                                                                  2002       2001       2000
                                                                  ----       ----       ----
(dollars in millions)

Flexsys Equity Earnings.....................................      $ 11       $ 12       $ 12
Astaris Equity Earnings/(Loss)..............................      $  1       $(36)      $  5
Advanced Elastomer Systems Equity Earnings..................      $  2       $ 11       $ 20
Other Equity Earnings/(Loss) from Affiliates included in
  Reportable Segment Profit.................................      $ (1)      $ --       $ (2)
                                                                  ----       ----       ----
Equity Earnings/(Loss) from Affiliates......................      $ 13       $(13)      $ 35
                                                                  ====       ====       ====
    Charges included in Equity Earnings/(Loss) from
      Affiliates............................................      $ (4)      $(41)      $(15)
                                                                  ====       ====       ====

    Solutia records the equity earnings (loss) from affiliates net of income taxes. Equity earnings from affiliates were $13 million for 2002 compared to an equity loss from affiliates of $13 million in 2001. Equity earnings (loss) from affiliates were affected by various items in each year. During the first quarter of 2002, the Company sold its 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a subsidiary of Exxon Mobil Corporation. During the fourth quarter of 2002, the Flexsys joint venture recorded charges to write-down certain production assets to fair market value. Solutia's share of these charges was $4 million. During 2001, the Astaris joint venture recorded charges associated with the closure of its elemental phosphorus production facility in Pocatello, Idaho. Solutia's share of these charges was approximately $37 million. Also in 2001, Flexsys recorded charges associated with the closure of its 4NDPA facility in Newport, Wales. Solutia's share of these charges was approximately $4 million. Excluding these charges and the loss of income from the sale of Solutia's 50 percent interest in Advanced Elastomer Systems, equity earnings (loss) from affiliates in 2002 decreased
$2 million versus 2001 largely due to lower earnings from Flexsys. Lower earnings from Flexsys in 2002 resulted from competitive pricing pressures. Astaris' 2002 earnings, while essentially flat with 2001, benefited from higher year over year earnings under a multi-year electricity sales contract, offset by lower sales volumes, lower average selling prices and higher manufacturing cost variances. Astaris' earnings in 2003 are expected to be lower than 2002 due to the loss of the aforementioned electricity sales contract which expires in early 2003 and continued sales price compression from increased competitive activity, partially offset by expected improved manufacturing performance.

    Equity loss from affiliates of $13 million in 2001 compared to equity earnings from affiliates of $35 million in 2000. During 2000, Flexsys recorded charges associated with the closure and impairment of certain manufacturing operations in the United Kingdom. Solutia's share of these charges was $13 million. In addition, Astaris recorded charges in 2000 related to the closure of certain of its production facilities. Solutia's share of these charges was approximately $2 million. Excluding charges in both years, equity earnings (loss) from affiliates decreased $22 million in 2001 versus 2000 because of higher raw material costs at Astaris and lower sales volumes at Advanced Elastomer Systems and Flexsys.

  SALE OF POLYMER MODIFIERS BUSINESS

    In August 2000, Solutia completed the sale of its Polymer Modifiers business and related manufacturing facilities to Ferro Corporation for approximately $130 million. As a result of this transaction, Solutia recognized a $73 million pretax gain. Solutia's results of operations included net sales of approximately $90 million in 2000 and operating income of approximately $16 million in 2000 from the Polymer Modifiers business.

  OTHER INCOME (EXPENSE)--NET

                                                                  2002       2001       2000
                                                                  ----       ----       ----
(dollars in millions)

Other Income (Expense)--Net.................................      $14        $(5)       $ (8)
                                                                  ===        ===        ====
    Other Income (Expense)--Net included in Reportable
      Segment Profit........................................      $ 4        $(2)       $(20)
                                                                  ===        ===        ====
    Net (Charges)/Gains included in Other Income
      (Expense)--Net........................................      $ 5        $(8)       $(22)
                                                                  ===        ===        ====

    Other income in 2002 was $14 million compared to other expense in 2001 of $5 million. However, each year was affected by various gains and charges. During the first quarter of 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems joint venture resulting in a gain of $5 million. During 2001, Solutia recorded charges of $5 million to write down an e-commerce investment to its fair value based upon indicators that the loss in its value was permanent and $3 million in the Integrated Nylon segment to write off certain non-performing assets. Excluding these gains and charges, other income for 2002 increased
$6 million versus 2001. The increase primarily resulted from currency gains.

    Other expense in 2001 was $5 million compared to other expense of $8 million in 2000. During 2000, Solutia recorded in the Integrated Nylon segment a charge of $10 million to reserve for advances and working capital loans to an Asian equity affiliate. During 2000, Solutia recorded in the Integrated Nylon segment charges of $14 million to write down Asian investments based upon indicators that the loss in their values was permanent, $5 million to accrue for debt payments under certain loan guarantees associated with one of the Asian equity investments, $8 million associated with the startup and formation of the Astaris joint venture and a $15 million gain resulting from the sale of substantially all of Solutia's 40 percent interest in P4 Production L.L.C., a phosphorus manufacturing venture. Excluding these gains and charges, other income for 2001 decreased $11 million versus 2000. The decrease primarily resulted from higher miscellaneous asset sales from the Integrated Nylon segment during 2000.

  INCOME TAX (BENEFIT)

    Solutia's effective income tax (benefit) rates were (58) percent in 2002 compared to (35) percent in 2001. Items reducing Solutia's overall effective tax rate in 2002 compared to 2001 include a greater percentage of after-tax equity earnings from affiliates and effective tax planning strategies in pretax operating income.

    Solutia's effective income tax (benefit) rates were (35) percent in 2001 compared to (20) percent in 2000. Items reducing Solutia's overall effective tax rate in 2001 compared to 2000 include lower valuation allowances, a greater percentage of after-tax equity earnings from affiliates and effective tax planning strategies in pretax operating income.

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 2002, Solutia adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, Solutia discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. This statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended March 31, 2002, Solutia subsumed into goodwill $1 million of intangible assets net of related deferred tax liabilities representing assembled workforce that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

    Fair value measurements of the reporting units were estimated by a third-party specialist utilizing both an income and market multiple approach. Based on this analysis, Solutia recorded an impairment loss of $167 million during the first quarter of 2002 for the resins and additives business (which is presented as discontinued operations) due to declining estimates of future results given current economic and market conditions. The goodwill impairment charge is non-deductible for tax purposes and is reflected as the cumulative effect of change in accounting principle in the accompanying statement of consolidated income (loss).

  SUMMARY OF EVENTS AFFECTING COMPARABILITY

    Charges and gains recorded in 2002, 2001 and 2000 and other events affecting comparability have been summarized in the tables below
(dollars in millions, except per share amounts).

                                                                                              2002
                                                                 --------------------------------------------------------------
                                                                 Performance
                                                                  Products
                                                                     and           Integrated       Corporate/        Consoli-
                    Increase/(Decrease)                           Services           Nylon            Other            dated
                    -------------------                          -----------       ----------       ----------       ----------
IMPACT ON:
Cost of goods sold.........................................                            $5                            $  5   (a)
                                                                                                        12             12   (b)
                                                                     --                --              ---           ----
Total cost of goods sold...................................          --                 5               12             17
Marketing, administrative, technological and amortization
  expenses.................................................                                              5              5   (b)
                                                                     --                --              ---           ----
OPERATING INCOME (LOSS) IMPACT.............................          --                (5)             (17)           (22)
Equity earnings (loss) from affiliates.....................                                             (4)            (4)  (c)
Other income (expense).....................................                                              5              5   (d)
                                                                     --                --              ---           ----
PRETAX INCOME STATEMENT IMPACT.............................          --                (5)             (16)           (21)
                                                                     ==                ==              ===
Income tax benefit.........................................                                                            (6)
                                                                                                                     ----
AFTERTAX INCOME STATEMENT IMPACT...........................                                                          $(15)
                                                                                                                     ====

---------
  2002 CHARGES, GAINS AND OTHER EVENTS

(a) Charges recorded in the Integrated Nylon segment related to the resolution of a construction dispute with the contractor of the acrylonitrile plant in Alvin (Chocolate Bayou), Texas ($5 million pretax, $3 million aftertax, or $0.03 per share).

(b) As required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit
    Pension Plans and for Termination Benefits," the Company recorded a non-cash pension settlement loss because of the significant amount of lump sum distributions from the pension plan during 2002 ($17 million pretax,
    $11 million aftertax, or $0.11 per share).

(c) Charges for the Flexsys joint venture related to the write-down of production assets to fair value
    ($4 million aftertax, or $0.04 per share).

(d) Gain resulting from the sale of the Company's 50 percent interest in the Advanced Elastomer Systems joint venture ($5 million pretax, $3 million aftertax, or $0.03 per share).

                                                                                             2001
                                                                ---------------------------------------------------------------
                                                                Performance
                                                                 Products
                                                                    and           Integrated       Corporate/        Consoli-
                   Increase/(Decrease)                           Services           Nylon            Other             dated
                   -------------------                          -----------       ----------       ----------       -----------
IMPACT ON:
Cost of goods sold........................................          $ 2                                             $   2   (e)
                                                                                                        54             54   (g)
                                                                                                         9              9   (h)
                                                                    ---              ---              ----          -----
Total cost of goods sold..................................            2               --                63             65
Marketing, administrative, technological and amortization
  expenses................................................            1                                                 1   (e)
                                                                                       9                                9   (f)
                                                                                                         3              3   (i)
                                                                    ---              ---              ----          -----
OPERATING INCOME (LOSS) IMPACT............................           (3)              (9)              (66)           (78)
Equity earnings (loss) from affiliates....................                                             (37)           (37)  (j)
                                                                                                        (4)            (4)  (k)
Other income (expense)....................................                            (3)                              (3)  (f)
                                                                                                        (5)            (5)  (l)
                                                                    ---              ---              ----          -----
PRETAX INCOME STATEMENT IMPACT............................           (3)             (12)             (112)          (127)
                                                                    ===              ===              ====
Income tax benefit........................................                                                            (31)
                                                                                                                    -----
AFTERTAX INCOME STATEMENT IMPACT..........................                                                          $ (96)
                                                                                                                    =====

---------
  2001 CHARGES AND OTHER EVENTS

(e) Charges recorded in the Performance Products and Services segment related to the termination of a former
    Pharmaceutical Services owner ($3 million pretax, $2 million aftertax, or $0.02 per share).




(f) Charges recorded in the Integrated Nylon segment to write down certain notes, primarily from textile fiber customers, and to write down certain non-performing assets ($12 million pretax, $8 million aftertax, or
    $0.07 per share).

(g) Charges to increase environmental and self-insurance reserves ($54 million pretax, $34 million aftertax, or
    $0.33 per share).

(h) Additional severance charges recorded to cover cost overruns associated with the 2001 restructuring program
    ($9 million pretax, $6 million aftertax, or $0.06 per share).

(i) A loss contingency due to certain unoccupied leased office space ($3 million pretax, $2 million aftertax, or
    $0.02 per share).

(j) Charges for the closure of Astaris' elemental phosphorus production facility in Pocatello, Idaho ($37 million pretax, $37 million aftertax, or $0.35 per share).

(k) Charges for the closure of Flexsys' 4NDPA manufacturing facility in the Newport, Wales ($4 million pretax,
    $4 million aftertax, or $0.04 per share).

(l) A charge to write down the value of an e-commerce investment based upon indicators that the loss in its value was permanent ($5 million pretax, $3 million aftertax, or $0.03 per share).

                                                                                             2000
                                                                ---------------------------------------------------------------
                                                                Performance
                                                                 Products
                                                                    and           Integrated       Corporate/        Consoli-
                   Increase/(Decrease)                           Services           Nylon            Other             dated
                   -------------------                          -----------       ----------       ----------       -----------
IMPACT ON:
Cost of goods sold........................................         $ 15                                             $  15   (m)
                                                                                                        8               8   (v)
                                                                                       76                              76   (n)
                                                                                                       53              53   (q)
                                                                   ----             -----             ---           -----
Total cost of goods sold..................................           15                76              61             152
Marketing, administrative, technological and amortization
  expenses................................................                                              6               6   (r)
                                                                   ----             -----             ---           -----
OPERATING INCOME (LOSS) IMPACT............................          (15)              (76)            (67)           (158)
Equity earnings (loss) from affiliates....................                                             (2)             (2)  (r)
                                                                                                      (13)            (13)  (s)
Gain on sale of Polymer Modifiers business................                                             73              73   (t)
Other income (expense)....................................                                             (8)             (8)  (r)
                                                                                                       15              15   (u)
                                                                                      (14)                            (14)  (o)
                                                                                       (5)                             (5)  (o)
                                                                                      (10)                            (10)  (p)
                                                                   ----             -----             ---           -----
PRETAX INCOME STATEMENT IMPACT............................          (15)             (105)             (2)           (122)
                                                                   ====             =====             ===
Income tax benefit........................................                                                            (41)
                                                                                                                    -----
AFTERTAX INCOME STATEMENT IMPACT..........................                                                          $ (81)
                                                                                                                    =====

---------
  2000 CHARGES, GAINS AND OTHER EVENTS

(m) Impairment charges recorded in the Performance Products and Services segment to write down chlorobenzenes'
    production assets ($15 million pretax, $10 million aftertax, or $0.09 per share).

(n) Impairment charges recorded in the Integrated Nylon segment to write down certain non-performing and non-strategic production assets ($76 million pretax, $47 million aftertax, or $0.44 per share).

(o) Charges recorded in the Integrated Nylon segment to write down certain investments in Asia based upon indicators that the loss in their values was permanent ($14 million pretax, $8 million aftertax, or $0.07 per share) and to accrue for payment of debt obligations associated with one of the investments ($5 million pretax, $3 million aftertax, or $0.03 per share).

(p) Charges recorded in the Integrated Nylon segment to primarily reserve for advances and working capital loans to an Asian equity affiliate ($10 million pretax, $6 million aftertax, or $0.06 per share).

(q) Restructuring charges for workforce reductions of approximately 700 people across all world areas and functions of the Company and the closure of certain non-strategic facilities ($53 million pretax, $33 million aftertax, or $0.31 per share).

(r) Charges related to the formation and startup of the Astaris joint venture ($16 million pretax, $11 million aftertax, or $0.10 per share).

(s) Charges associated with the impairment and closure of certain manufacturing operations in the United Kingdom for the Flexsys joint venture ($13 million pretax, $13 million aftertax, or $0.12 per share).

(t) A gain on the sale of the Polymer Modifiers business and related manufacturing facilities ($73 million pretax, $46 million aftertax, or $0.43 per share).

(u) A gain on the sale of P4 Production L.L.C., a phosphorus manufacturing venture ($15 million pretax,
    $9 million aftertax, or $0.08 per share).

(v) Restructuring charges related to exiting operations at the Port Plastics site in Addyston, Ohio ($8 million pretax, $5 million aftertax, or $0.05 per share).

ECONOMIC CONDITIONS AND OUTLOOK

    Solutia is affected by economic conditions, particularly those in the domestic housing industry and global automotive and textile industries. Each of these industries is cyclical. A general weakening of the major global economies impacted consumer demand in these marketplaces, which negatively affected Solutia's sales volumes and selling prices starting in the latter half of 2000 and continuing through 2002.

    During the first three quarters of 2002, Solutia experienced lower feedstock raw material and energy costs in comparison to 2001. This decrease was mostly offset by continued weakness in consumer demand. As a result of the weak demand and significant available capacity in the markets the Company serves, selling prices eroded and Solutia was unable to capture the full benefit of declining raw material and energy costs. In the fourth quarter of 2002, significant increases in raw material and energy costs were experienced due to the impact of geopolitical factors on these markets. In 2003, Solutia expects raw material and energy costs to remain above their five-year historical averages, mitigated by a modest increase in demand, continued reductions in employee and contractor expenses due to cost management, disciplined capital and growth spending and improved manufacturing operating rates. If, however, raw material and energy costs rise dramatically above historical averages, the Company does not expect to be able to fully offset with price increases or further cost containment activities, potentially resulting in a significant negative impact on profitability, particularly within the Integrated Nylon segment.

FINANCIAL CONDITION

    On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. On January 31, 2003, the sale was completed. Proceeds from the divestiture were used to pay down all of the borrowings under the amended credit facility, provide $39 million cash collateral for certain outstanding letters of credit and purchase the co-generation facility at Pensacola, Florida for $32 million in accordance with bank agreements. The Company retained certain tax liabilities related to the divested businesses and expects to pay approximately $30 million in 2003 related to these liabilities.

    Solutia's financial condition improved in 2002 with the successful refinancing of the $150 million, 6.5 percent notes and the revolving credit facility, both of which came due in the second half of 2002. Operating cash flow, divestiture proceeds and borrowings from the revolving credit facility provided the primary sources of funds to finance operating needs and capital expenditures during the year. Free cash flow from continuing operations, defined as cash from operations less capital expenditures, was $68 million for 2002, compared to negative free cash flow of $57 million for 2001. This increase is indicative of the heightened emphasis on cash generation and working capital management the Company has placed on all of its operating units.

    In 2002, cash generated from continuing operations was $127 million, up $101 million from $26 million in 2001. The improvement was primarily attributable to higher income tax refunds, lower working capital, stronger operating earnings and lower severance payments. Cash generated from continuing operations in 2001 decreased from $177 million in 2000 because of lower net earnings associated with recession-like economic conditions experienced in the U.S. during 2001.

    Capital spending efficiency has been a focus area for the Company. Spending decreased $24 million to $59 million in 2002, compared to $83 million in 2001 and $211 million in 2000. These expenditures were used to fund various cost reduction, maintenance and revenue growth expansion projects. The Company expects that its capital requirements in 2003 will be approximately $80 million, including approximately $32 million for the purchase of the co-generation facility in Pensacola, Florida, currently under an operating lease arrangement. The majority of the remainder of capital expenditures in 2003 will be for maintenance and cost reduction projects. Approximately $7 million of estimated capital requirements were committed at December 31, 2002.

    Net cash used for acquisitions completed during 2002 totaled approximately $5 million for the purchase of Axio Research Corporation, a contract research organization providing clinical trial design and data management. This compares to no acquisitions in 2001 and approximately $118 million in 2000, which included the CarboGen Holdings AG and AMCIS AG acquisitions. Solutia used approximately $30 million in 2002 and $31 million in 2001 for investment payments to keep the Astaris joint venture in compliance with its financial covenants.

    The Company continues to divest certain non-strategic businesses in order to focus resources on core businesses. The proceeds from these and other asset sales generated $109 million in 2002, compared to $9 million in 2001 and $220 million in 2000. Proceeds generated in the current year primarily included the sale of the Company's 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a subsidiary of Exxon Mobil Corporation for approximately $102 million.

    Total debt decreased by $112 million to $1,197 million compared to $1,309 million at the end of 2001 and consisted of borrowings under the amended credit facility, notes, indenture and debentures. The decrease was primarily driven by divestiture proceeds, income tax refunds and lower working capital requirements.

    Solutia's working capital from continuing operations increased by $299 million to negative $270 million in 2002 compared to negative
$569 million in 2001. The increase in the working capital position primarily resulted from lower short-term debt. Short-term debt decreased because of the maturity of the Company's $150 million of 6.5 percent notes due in October of 2002, divestiture proceeds, income tax refunds and lower working capital.

    Solutia had a shareholders' deficit of $249 million at December 31, 2002 compared to $113 million at December 31, 2001. The $136 million decline was principally caused by lower 2002 earnings, which included a goodwill impairment loss of $167 million during the first quarter of 2002 for the resins and additives business, which is presented as discontinued operations. Favorable currency translation adjustments, principally related to the increase in value of the euro, were offset by a charge to accumulated other comprehensive loss for a minimum pension liability.

    During 2000, Solutia repurchased 7.7 million shares of its common stock at a cost of $106 million. On April 26, 2000, the board of directors authorized the repurchase of up to 15 million additional shares of Solutia common stock. Under this authorization, Solutia has the authority to repurchase an additional 12.1 million shares of its common stock. Solutia has currently suspended this program and has not repurchased any shares since October 2000 and is barred from further purchases under the terms of the revolving credit facility.

LIQUIDITY

    The Company's primary sources of liquidity have been and will continue to be cash from operations, divestiture proceeds, borrowings from its revolving credit facility and other external financing sources. At December 31, 2002, after consideration of $78 million of letters of credit outstanding under the credit facility, the Company had capacity to borrow up to $140 million.

  AMENDED CREDIT FACILITY

    On July 25, 2002, Solutia and its bank syndicate amended Solutia's revolving credit facility. The amendment extended the maturity of the facility until August 2004. It also reduced the facility from $800 million to $600 million and separated the facility into a $300 million term loan and a $300 million revolving credit facility. The term loan was paid with proceeds from the sale of the resins, additives and adhesives businesses on January 31, 2003. The amended credit facility required the Company to cash collateralize certain outstanding letters of credit. Fees, expenses and other costs associated with the amended credit facility and cash collateralization of letters of credit totaled
$33 million. The amended credit facility is available for working capital and other general corporate purposes.

    In September 2002, Solutia negotiated an amendment to its revolving credit facility which reduced the amount of debt outstanding as defined in the credit agreement for purposes of the leverage covenant ratio. Solutia deposited approximately $155 million from the proceeds of the Senior Secured Notes offering which occurred in July 2002 with the trustee for the $150 million of 6.5 percent notes due October 15, 2002, to pay the principal and interest at maturity. However, the principal amount of the 6.5 percent notes due October 15, 2002, was still considered outstanding debt under the amended credit facility. The amendment eliminated the $150 million of 6.5 percent notes due
October 15, 2002, from consideration in the leverage covenant ratio. Without the amendment, Solutia would not have been in compliance with the leverage coverage ratio at September 30, 2002.

    In order to facilitate the sale of the resins, additives and adhesives businesses to UCB S.A. and to be in compliance with the interest coverage ratio at December 31, 2002, the Company was required to obtain amendments to its revolving credit facility. Effective December 24, 2002, the facility was amended to modify certain financial covenants, release any collateral that is subject to the divestiture and release all liens on the property of the European subsidiary borrowers upon the repayment in full of the principal and interest of all amounts outstanding in connection with the divestiture. Without the amendment, Solutia would not have been able to sell its resins, additives and adhesives businesses or been in compliance with the interest coverage ratio at December 31, 2002.

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

    Collateral

    Borrowings under the amended credit facility as well as the beneficiaries of the Astaris support agreement, the lessee under the co-generation facility at Pensacola, Florida and holders of certain designated letters of credit are secured by a majority of the Company's assets. Specifically, the Company has pledged the following: (1) liens on all of Solutia Inc.'s inventory and receivables and those of the Subsidiary Guarantors, (2) pledges of 100 percent of the stock of Monchem, Inc. and Solutia Systems, Inc. and 65 percent of the voting stock and 100 percent of all other stock of Monchem International, Inc.,
(3) liens on intercompany debt of and held by Monchem, Inc., Monchem International, Inc. and Solutia Systems, Inc., (4) pledges of 65 percent of the voting stock (and 100 percent of all other stock) of Solutia Europe, S.A./N.V. and Solutia U. K. Holdings Limited, (5) a lien on certain principal properties, (6) a lien on certain intellectual property; and (7) liens on property, plant and equipment, inventory, receivables and certain intellectual property of four European subsidiaries. The aggregate amount of Solutia's obligations entitled to the benefit of the lien on principal properties is limited to 15 percent of its consolidated net tangible assets, as determined at the date that the lien was granted. On January 31, 2003, item (7) liens were released because of the paydown of the credit facility with the proceeds from the sale of resins, additives and adhesives businesses.

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

    Guarantees

    All of the subsidiaries that guarantee the obligations under Solutia's amended credit facility fully and unconditionally guarantee the notes on a joint and several basis. Certain of Solutia's future domestic subsidiaries will be required to execute similar guarantees. The subsidiary guarantees will each rank in right of payment equal to each subsidiary guarantor's existing and future senior debt.

    Collateral

    The notes and guarantees are secured by a first-priority lien (shared with (A) holders of our bank obligations, (B) the beneficiaries of the Astaris support agreement, (C) the lessee under the co-generation facility at Pensacola, Florida and (D) holders of certain designated letters of credit) on the following assets: (1) certain principal properties, (2) pledges of 100 percent of the stock of CPFilms Inc., and
(3) intercompany debt of CPFilms Inc.; and a second-priority lien on the following assets: (1) 65 percent of the voting stock (100 percent of all other stock) of Monchem International, Inc. and 100 percent of the stock of the remaining Subsidiary Guarantors, Monchem, Inc. and Solutia Systems, Inc., (2) intercompany debt of and held by the Subsidiary Guarantors (other than CPFilms Inc.), (3) substantially all of Solutia's and the Subsidiary Guarantors' accounts receivable and inventory and certain intellectual property, (4) 65 percent of the voting stock (and 100 percent of all other stock) of two foreign subsidiaries, and
(5) certain of the principal properties.

  INTEREST EXPENSE

    The weighted average interest rate on Solutia's total debt outstanding at December 31, 2002, was approximately 7.8 percent and
6.1 percent at December 31, 2001. Interest expense, giving effect to the new facilities and the divestiture of the resins, additives and adhesives businesses, was $84 million in 2002 compared to $70 million in 2001. The increase resulted from the new credit facilities entered into during 2002, which carried higher interest rates. Interest expense is expected to be approximately $90 million for 2003, an increase over

2002 levels because of the full year's impact of the senior secured notes. Included in the 2003 estimate for interest expense is approximately $15 million of amortization of debt discount and issuance costs primarily for the amended credit facility and the senior secured notes.

  OFF-BALANCE SHEET ARRANGEMENTS

    In 1993, a co-generation facility was constructed at the Pensacola, Florida manufacturing site to provide the plant with electricity and steam. Solutia financed the construction by placing the co-generation facility in a trust that was funded by a syndicate of commercial banks. This arrangement enabled the Company to lease the facility rather than acquire it. Solutia makes operating lease payments of approximately
$2 million annually and the lease term is co-terminous with the amended credit facility. As required by the amended credit facility, Solutia used a portion of the proceeds from the sale of the resins, additives and adhesives businesses to purchase the co-generation facility from the trust for approximately $32 million during the first quarter of 2003.

    In 1999, the Company's corporate headquarters office building was constructed in St. Louis, Missouri. Solutia financed the construction of the building by placing the facility in a trust that was funded by a syndicate of financial institutions. This arrangement enabled the Company to lease the facility rather than acquire it. Solutia makes operating lease payments of approximately $3 million annually. The lease term expires in August 2007, at which time the Company has the option to refinance the building through a similar lease arrangement, purchase the building from the trust for the lease balance of approximately
$43 million or sell the building on behalf of the trust and deliver the proceeds to the trust. Solutia has provided the trust a residual value guaranty of approximately $35 million in the event that the building is sold for less than the lease balance or cannot be sold. Although current commercial real estate values in the St. Louis, Missouri metropolitan area have declined recently because of the general weakening of the economy in the U.S., the Company estimates that the fair value of the building exceeds the residual value guaranty and will continue to do so in the foreseeable future. As a result, the Company does not expect this guarantee to have a financial statement impact. The Company intends to refinance the building with a similar leasing arrangement when the current lease expires. As further discussed in Recently Issued Accounting Standards, the Company is currently evaluating the effects of the newly issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). Based on the terms of the lease agreements and the residual value guarantee Solutia provides to the trust, the Company expects to be the primary beneficiary as defined by FIN 46. As a result, Solutia would be required to consolidate the assets and liabilities held by the trust in the third quarter of 2003.

  CONTINGENCIES

    In connection with the completion of the external financing agreement for Astaris, which expires in September of 2005, Solutia and its equal partner in the venture, FMC Corporation, contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. The financial benchmarks were based on forecasted earnings that were developed when the joint venture was formed in April 2000. Astaris' earnings have fallen short of the forecast underlying its external financing agreement due to numerous factors including significantly less than planned utilization of its purified wet acid technology, lower sales volumes and lower average selling prices due to the prolonged weak U.S. economy. As a result of these earnings shortfalls versus the original expectations developed at the time the venture was formed, Solutia has been required to make additional investments of $30 million in 2002 and $31 million in 2001 to the joint venture. These payments have largely been used to reduce debt outstanding within the venture. At December 31, 2002, net debt (total debt less cash) for Astaris totaled $160 million, $59 million lower than net debt at the end of the prior year. Solutia and its partner FMC are evaluating other financing alternatives for the joint venture. However, if no new financing arrangements are in place for 2003, Solutia anticipates required contributions of approximately $50 million for 2003. Contributions are recorded in the Investments in Affiliates line on the Statement of Consolidated Financial Position.

    Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time we became an independent company, we assumed liabilities related to specified legal proceedings from the former Monsanto Company (now known as Pharmacia Corporation), under an agreement known as the Distribution Agreement. As a result, although Monsanto remains the named defendant, the Company is required to manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from the litigation. While the results of litigation cannot be predicted with certainty, the Company does not believe, based on currently available facts, that the ultimate resolution of any of these preceding matters will have a material adverse effect on our financial position or liquidity in any one year. However, resolution in those cases involving the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site and the Penndot case, may have a material adverse effect on net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability. In addition, there cannot be any assurance that any final judgment against the Company in the Anniston, Alabama cases, if upheld on appeal, will not have a material adverse effect on financial position and liquidity.

  COMMITMENTS

    Solutia has entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the products. The unamortized deferred credits were approximately
$161 million at December 31, 2002, and approximately $175 million at December 31, 2001.

    Solutia's obligations and the obligations of its subsidiary borrowers under the amended credit facility are guaranteed by CPFilms Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc. (the "Subsidiary Guarantors") and each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. guarantees the payment of amounts due from subsidiary borrowers under the amended credit facility. All of the subsidiaries that guarantee the obligations under Solutia's amended credit facility fully and unconditionally guarantee the senior secured notes on a joint and several basis. Certain of Solutia's future domestic subsidiaries will be required to execute similar guarantees. The subsidiary guarantees will each rank in right of payment equal to each subsidiary guarantor's existing and future senior debt.

    The following tables summarize Solutia's contractual obligations and commercial commitments as of December 31, 2002 (dollars in millions).

                                                                       Payments Due by Period
                                                       -------------------------------------------------------        2008 and
             Contractual Obligations                   Total        2003       2004       2005       2006-2007       thereafter
             -----------------------                   ------       ----       ----       ----       ---------       ----------
Credit Facility..................................      $  357       $357       $ --       $ --         $ --            $   --
Long-Term Debt...................................         881         --        150        208           --               523
Capital Lease Obligations........................           4          2          1          1           --                --
Operating Leases.................................         133         20         19         13           58                23
Unconditional Purchase Obligations...............          67          3          6          5           10                43
Standby Letters of Credit(a).....................         157        157         --         --           --                --
Environmental Liabilities........................         146         38         27         19           22                40
Unfunded Pension Obligations(b)..................         587         --         --        178          306               103
Unfunded Other Postretirement Obligations(c).....         803         78         74         68           99               484
Other Commercial Commitments(d)..................         243         95         12         13           24                99
                                                       ------       ----       ----       ----         ----            ------
Total Contractual Cash Obligations...............      $3,378       $750       $289       $505         $519            $1,315
                                                       ======       ====       ====       ====         ====            ======

--------
(a) Includes a $40 million letter of credit Solutia will provide to Monsanto associated with the Penndot Protocol agreement signed on March 3, 2003, as discussed in Item 3 to this report.

(b) Represents estimated contributions required to be made by the Company into the Pension trust based on current actuarial assumptions. However, the Company may elect to make voluntary contributions to the Pension trust in
    2003 and 2004 which could change the scheduled payments provided above.

(c) Payments are net of participant contributions.

(d) Other commercial commitments in 2003 represent estimates of anticipated cash contributions to the Astaris joint venture, exercise of the purchase option for the co-generation facility at Pensacola, Florida, and agreements with customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. For 2004 and thereafter, other commercial commitments represent agreements with customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements.

    Solutia believes that it has sufficient liquidity to finance its needs for the next 12 months.

LEGAL MATTERS

    As discussed in Item 3 to this report, because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time we became an independent company, we assumed liabilities related to specified legal proceedings from the former Monsanto Company (now known as Pharmacia Corporation), under an agreement known as the Distribution Agreement. As a result, although Monsanto remains the named defendant, the Company is required to manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from the litigation. While the results of litigation cannot be predicted with certainty, the Company does not believe, based on currently available facts, that the ultimate resolution of any of these preceding matters will have a material adverse effect on our financial position or liquidity in any one year. However, resolution in those cases involving the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site and the Penndot case, may have a material adverse effect on net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability. In addition, there cannot be any assurance that any final judgment against the Company in the Anniston, Alabama cases, if upheld on appeal, will not have a material adverse effect on financial position and liquidity.

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

    Expenditures in 2002 were approximately $5 million for environmental capital projects and approximately $88 million for the management of environmental programs. Included in environmental program management is the operation and maintenance of facilities for environmental control, which is expensed in the period incurred, and $26 million for remediation activity, which was charged against recorded environmental liabilities. Solutia estimates that a total of approximately $6 million will be spent during 2003 on additional capital projects for environmental protection and that expenses for the management of environmental programs in 2003 will increase from the 2002 levels. Recoveries from third parties were $5 million in 2002, and no recoveries in 2001 and 2000. Recoveries in 2003 are expected to approximate 2002 recoveries. In addition, Solutia expects to incur expenditures in the range of $30 million to $40 million annually for remediation activities, inclusive of the Company's proposed accelerated remediation activities in Anniston, Alabama, for the foreseeable future.

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

    Solutia's estimates of its liabilities for Superfund sites are based on evaluations of currently available facts with respect to each individual site and take into consideration factors such as existing technology, laws and agency policy and prior experience in remediation of contaminated sites. As assessments and remediation activities progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical, engineering and legal information that becomes available. Solutia had an accrued liability of $24 million as of December 31, 2002, for Superfund sites. Major Superfund sites in this category include the noncompany-owned sites at Brio and MOTCO in Texas, and Fike/Artel in West Virginia, which account for $16 million of the accrued amount. Solutia spent approximately $5 million in 2002 for remediation of Superfund sites.

    Solutia had an accrued liability of $63 million as of December 31, 2002, for plants no longer in operation and third-party sites for which it assumed responsibility under the Distribution Agreement entered into with Monsanto. Solutia's estimate of its liability related to these sites is based on evaluations of currently available facts with respect to each individual site. The estimate takes into consideration factors such as existing technology, laws and agency policy, and prior experience in remediation of contaminated sites. The Company spent
$11 million in 2002 for remediation of these sites. In addition, the Company has proposed accelerated remediation activities in Anniston, Alabama, and if the necessary regulatory and judicial approvals are obtained, the Company expects to incur a charge of approximately
$30 million in 2003.

    Solutia had an accrued liability of $59 million as of December 31, 2002, for solid and hazardous waste remediation, and for post-closure costs at the Company's operating locations. Solutia recognizes certain post-closure costs over the estimated remaining useful life of the related facilities. Solutia spent $10 million in 2002 for remediation of these facilities.

    Uncertainties related to all of Solutia's environmental liabilities include changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, the method and extent of remediation and future changes in technology. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or liquidity, but could have a material adverse effect on net income in any given period.

SELF-INSURANCE

    Solutia has purchased commercial insurance in order to reduce its exposure to future legal costs, settlements and judgments related to workers' compensation, product, general, auto and operations liability claims from continuing operations. Because some of these claims are for amounts lower than the policy deductible amounts or are not covered by insurance, Solutia maintains self-insurance reserves to reflect its estimates of such future uninsured costs. The majority of Solutia's self-insurance reserves and a portion of its commercial liability insurance policies are associated with estimated product liabilities that Solutia inherited in the spinoff from Monsanto Company in 1997 and for products that are no longer produced.

    Solutia had an accrued liability of $102 million as of December 31, 2002 and $109 million as of December 31, 2001 for self-insurance liabilities. Self-insurance expense was $25 million in 2002, $40 million in 2001 and $13 million in 2000. Solutia recorded a charge in 2001 of $20 million to cost of goods sold to increase its self-insurance reserves. This charge was necessary to bring the aggregate self-insurance liability to an appropriate balance based upon recent loss experience and updated actuarial assumptions. Gross payments related to this liability were $47 million in 2002, $34 million in 2001 and $54 million in 2000. Recoveries from third parties were $16 million in 2002, $10 million in 2001 and $4 million in 2000. Based upon recent history, insurance policies and current actuarial assumptions, it is expected that annual gross payments related to this liability will be in the range of $40 million to $45 million for 2003 and recoveries in 2003 are expected to approximate 2002 recoveries.

EMPLOYEE BENEFITS

    Employee benefits include noncontributory defined benefit pension plans and other postemployment programs that provide certain health care and life insurance benefits (OPEB). The Company also has stock option plans covering officers and employees and a non-employee director compensation plan for non-employee members of Solutia's board of directors.

    Under the provisions of SFAS No. 87, "Employers' Accounting for Pension and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," measurement of the obligations under the defined benefit pension plans and the OPEB plans are subject to a number of assumptions. These include the rate of return on pension plan assets, health care cost trend rates and the rate at which the future obligations are discounted to value the liability at December 31st of each year presented in the Statement of Consolidated Financial Position.

    The assumed long-term rate of return on pension plan assets was 9.25% in 2002 and is expected to be 9.00% in 2003. The Company estimated its assumed long-term rate of return based on its historical rate of return experienced by the plan assets adjusted for assumed asset allocation and forecasted capital market returns. The plan asset allocation for 2002 was approximately 65% equity instruments, 30% fixed income instruments and 5% other. The assumed plan asset allocation for 2003 will be similar to 2002. Pension expense was $40 million in 2002, $19 million in 2001 and $10 million in 2000. Pension expense is expected to be $35 million to $40 million for 2003, which will include amortization of approximately $10 million of unrealized losses. The
25 basis point change in the assumed long-term rate of return will result in a $3 million increase to pension expense.

    The Company's annual measurement date is December 31 for the pension and OPEB plans. The discount rate used to remeasure the obligations was 6.75% in 2002 and 7.00% in 2001. Historically, the Company has based its discount rate on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. A 25 basis point change in the discount rate results in a $27 million change in the pension projected benefit obligation and $1 million change in pension expense. A 25 basis point change in the discount rate results in a $9 million change in the accumulated benefit obligation for the OPEB plans and an immaterial change to OPEB expense.

    The Company estimated the five-year assumed trend rate for healthcare costs to be 10% and the ultimate trend rate for healthcare costs to be 5% for 2003. This represents a change from the Company's 2002 estimate of assumed and ultimate trend rates for healthcare costs of 5.25%. Five year trend rate assumption was adjusted in 2002 to reflect recent experience. The rate is assumed to decrease to 5.0% by 2008 and remain at that level thereafter. This change in estimate will result in an increase of approximately $2 million to OPEB expense in 2003.

    Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock options under APB Opinion
No. 25, "Accounting for Stock Issued to Employees," based on their intrinsic value at the date of grant. Because options are granted at market value, there is no intrinsic value and resultant compensation expense. If the Company had accounted for options based on the method proscribed by SFAS
No. 123, pro forma earnings (loss) would have been $(158) million in 2002, $(67) million in 2001 and $42 million in 2000 and diluted earnings
(loss) per share would have been $(1.51) in 2002, $(0.64) in 2001 and $0.39 in 2000. That methodology yields an estimate of fair value based on a measurement method that contains a number of management estimates, including estimated option life and future volatility. Changes in these assumptions could significantly impact the estimated fair value of the options.

  PENSION PLAN FUNDED STATUS

    The majority of Solutia's employees are covered under noncontributory defined benefit pension plans. The pension plans are funded in accordance with Solutia's long-range projections of the plan's financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations.

    During 2002, Solutia recorded a $17 million non-cash pension settlement loss as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," because of the significant amount of lump sum distributions from the pension plans in 2002.

    As a result of the decline in the fair value of plan assets, and, to a lesser extent, higher benefit obligations resulting from a lower discount rate, the amount of pension plan underfunding in the pension plans increased to $587 million as of December 31, 2002. As a result of the underfunded status of the pension plans and in accordance with SFAS No. 87, "Employers' Accounting for Pensions," Solutia recorded a non-cash minimum pension liability of $262 million, an intangible asset of $68 million, an aftertax charge to shareholders' deficit of $122 million and a related deferred tax asset of $72 million as of December 31, 2002.

    The Company is actively managing the funding of the pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). In the third quarter of 2002, Solutia made discretionary contributions of $17 million to reduce the probability of larger contribution requirements in the future and to utilize available tax benefits. According to IRS funding rules, Solutia does not expect to be required to make a pension contribution in 2003. However, future discretionary contributions will be considered based on actual market returns, pension cost projections and tax and other financial considerations.

DERIVATIVE FINANCIAL INSTRUMENTS

    Solutia's business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, Solutia enters into various hedging transactions that enable it to alleviate the adverse effects of financial market risk. Solutia's hedging transactions are carried out under policies and procedures approved by the Audit and Finance Committee of the board of directors, which do not permit the purchase or holding of any derivative financial instruments for trading purposes. Note 7 to the Consolidated Financial Statements includes a discussion of the Company's accounting policies for financial instruments.

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

    At December 31, 2002, Solutia had currency forward contracts to purchase and sell $413 million of currencies, principally the U.S. dollar, euro, Swiss Franc and United Kingdom Pound-Sterling, with average maturities of six months.

    Based on the Company's overall currency rate exposure at December 31, 2002, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates, within a 95 percent confidence level based on historical currency rate movements, would not materially affect Solutia's financial statements.

  INTEREST RATE RISK

    Interest rate risk is primarily related to the changes in fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia believes its current debt structure appropriately protects the Company from changes in interest rates and is not actively using any contracts to manage interest rate risk. Based on the Company's overall interest rate exposure at December 31, 2002, a near-term change in interest rates, within a 95 percent confidence level based on historical interest rate movements, would not materially affect Solutia's financial statements. This is consistent with the overall interest rate exposure at December 31, 2001. A 1 percent increase in the LIBOR rate would have increased interest expense by approximately $4 million during 2002, assuming the debt composition at December 31, 2002, was consistent throughout the year.

  COMMODITY PRICE RISK

    Certain raw materials and energy sources used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia routinely uses forward and option contracts to manage a portion of the volatility related to anticipated energy purchases.

RESTRUCTURING ACTIVITIES

    During 2000, Solutia recorded restructuring charges of $53 million to cost of goods sold for costs associated with workforce reductions and the closure of certain non-strategic facilities. The restructuring was part of an enterprise-wide cost reduction initiative that was targeted to achieve $100 million in annual savings. The closure of non-strategic facilities is not anticipated to have a significant impact on future operations.

    During 2001, Solutia reduced its workforce by approximately
700 positions and eliminated more than 750 contractor positions. While savings from the restructuring program are difficult to estimate, given the nature of the activities, the corollary benefits achieved and the timing of the actions taken, the best estimate of the savings realized during 2001 from Solutia's restructuring actions was approximately
$60 million in continuing operations. These savings were primarily reflected in cost of goods sold. Solutia received approximately
$94 million in cumulative savings in continuing operations during 2002 as compared with 2000, primarily reflected in cost of goods sold, from reduced employee and contractor expenses. Cash outlays associated with the restructuring actions were funded from operations. Approximately
90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately 10 percent affected European, Asian and Latin American operations and sales offices. Management positions represented approximately one-third of the workforce reductions. During 2001, Solutia determined that the original provision taken for its 2001 restructuring program was insufficient to cover its total costs. Actual costs to terminate certain European and North American management employees and certain employee benefit costs for involuntary terminations were higher than the original estimates. As a result, Solutia recorded additional restructuring charges of $9 million to cost of goods sold to cover these higher costs. The restructuring actions contemplated by this reserve were completed by the end of 2001. Certain severance payments owed to individuals terminated late in the fourth quarter of 2001 were included in accrued liabilities at December 31, 2001, and were paid during the first quarter of 2002.

ASSET IMPAIRMENTS

    During 2000, Solutia recorded to cost of goods sold impairment charges of $76 million, primarily to write down certain non-performing and non-strategic fiber spinning, drawing and packaging equipment which supports several of Integrated Nylon's product lines. Solutia also recorded an impairment charge to cost of goods sold in the Performance Products and Services segment of $15 million for the write down of chlorobenzenes' production equipment. The impairments were indicated by current period operating losses and projections of continued losses primarily because of the noncompetitive cost positions these businesses have and the competitive market conditions that they face. The carrying values of the assets were written down as determined by discounting expected future cash flows, using an appropriate discount rate. The assumptions used in the cash flow projections approximated market conditions experienced in 2000. These conditions are not expected to improve significantly in the foreseeable future. The cash flow assumptions included declining demand and market share combined with decreased operating margins. Lower operating margins reflect the non-competitive cost position of these businesses and the impact of lower selling prices associated with an extremely competitive operating environment. Annual depreciation charges associated with these assets of approximately $10 million will no longer be reflected in cost of goods sold. Solutia will continue to operate these assets as they contribute to the recovery of fixed costs. Also during 2000, the Company recorded an impairment charge of $6 million to administrative expenses for the write down of capitalized software costs related to the formation of the Astaris joint venture.

    See Notes 4 and 5 to the Consolidated Financial Statements for additional information regarding Solutia's restructuring activities and asset impairments.

RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective January 1, 2003, Solutia adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement addresses accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement obligations. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements.

    Effective January 1, 2003, Solutia adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement
No. 13, and Technical Corrections." The statement addresses the financial accounting and reporting for a number of areas, including gains and losses derived from the extinguishment of debt and the treatment of sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material effect on the consolidated financial statements.

    Effective January 1, 2003, Solutia adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force
(EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have a material effect on the consolidated financial statements.

    Effective January 1, 2003, Solutia adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." The statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," based on their intrinsic value at the date of grant. As such, Solutia has adopted the additional disclosure requirements applicable under this standard for accounting for stock based compensation using the intrinsic value method.

    Effective January 1, 2003, Solutia adopted FASB Interpretation
No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect
Guarantees of Indebtedness of Others," which is being superseded. The adoption of this Interpretation did not have a material effect on the consolidated financial statements.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This Interpretation also provides guidance related to the initial and subsequent measurement of assets, liabilities, and noncontrolling interests of newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. In addition, this Interpretation requires certain disclosures if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies the guidance in this Interpretation. This Interpretation must be applied immediately to
(a) variable interest entities created, or (b) interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in this Interpretation must be applied in the first fiscal year or interim period beginning after June 15, 2003. Solutia is evaluating this Interpretation to determine the impact on its consolidated financial statements. However, the Company currently expects to consolidate the assets and liabilities associated with the leasing of the Company's corporate headquarters in the third quarter of 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL SECTION--TABLE OF CONTENTS

                                                               Page
                                                              Number
                                                              ------

Management Report...........................................    35

Report of Independent Auditors..............................    35

Statement of Consolidated Income (Loss).....................    36

Statement of Consolidated Comprehensive Loss................    36

Statement of Consolidated Financial Position................    37

Statement of Consolidated Cash Flows........................    38

Statement of Consolidated Shareholders' Deficit.............    39

Notes to Consolidated Financial Statements..................    40

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

    Management believes that Solutia's system of internal accounting controls as of and for the period ended December 31, 2002, was effective and adequate to accomplish the objectives described above.

/s/ JOHN C. HUNTER III                   /s/ ROBERT A. CLAUSEN

John C. Hunter III                       Robert A. Clausen
Chairman, President and                  Vice Chairman,
Chief Executive Officer                  Chief Financial Officer and
                                         Chief Administrative Officer

February 28, 2003

                     REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Solutia Inc.:

    We have audited the accompanying statements of consolidated financial position of Solutia Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related statements of consolidated income (loss), comprehensive loss, cash flows, and shareholders' deficit for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule in the Index at
Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 133
"Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2002 and January 1, 2001, respectively.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
St. Louis, Missouri

February 28, 2003

                                             SOLUTIA INC.

                              STATEMENT OF CONSOLIDATED INCOME (LOSS)

                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                      Year Ended December 31,
                                                                  --------------------------------
                                                                   2002         2001         2000
                                                                  ------       ------       ------
NET SALES...................................................      $2,241       $2,268       $2,617
Cost of goods sold..........................................       1,878        1,958        2,269
                                                                  ------       ------       ------
GROSS PROFIT................................................         363          310          348
Marketing expenses..........................................         147          142          134
Administrative expenses.....................................         128          142          151
Technological expenses......................................          47           50           67
Amortization expense........................................           3           12           11
                                                                  ------       ------       ------
OPERATING INCOME (LOSS).....................................          38          (36)         (15)
Equity earnings (loss) from affiliates--net of tax..........          13          (13)          35
Interest expense............................................         (84)         (70)         (55)
Gain on sale of Polymer Modifiers business..................          --           --           73
Other income (expense)--net.................................          14           (5)          (8)
                                                                  ------       ------       ------
INCOME (LOSS) BEFORE INCOME TAXES...........................         (19)        (124)          30
Income taxes (benefit)......................................         (11)         (43)          (6)
                                                                  ------       ------       ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................          (8)         (81)          36
Income from Discontinued Operations, net of tax.............          24           22           13
Cumulative Effect of Change in Accounting Principle.........        (167)          --           --
                                                                  ------       ------       ------
NET INCOME (LOSS)...........................................      $ (151)      $  (59)      $   49
                                                                  ======       ======       ======
BASIC EARNINGS (LOSS) PER SHARE:
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $(0.08)      $(0.78)      $ 0.34
Net Income (Loss)...........................................      $(1.44)      $(0.57)      $ 0.46

DILUTED EARNINGS (LOSS) PER SHARE:
Income from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $(0.08)      $(0.78)      $ 0.34
Diluted Earnings (Loss) per Share...........................      $(1.44)      $(0.57)      $ 0.46

WEIGHTED AVERAGE EQUIVALENT SHARES (IN MILLIONS):
    Basic...................................................       104.7        103.9        105.9
    Effect of dilutive securities:
        Common share equivalents--common shares issuable
          upon exercise of outstanding stock options and
          warrants..........................................          --           --          1.6
                                                                  ------       ------       ------
    Diluted.................................................       104.7        103.9        107.5
                                                                  ======       ======       ======

                         STATEMENT OF CONSOLIDATED COMPREHENSIVE LOSS

                                     (DOLLARS IN MILLIONS)

                                                                       Year Ended December 31,
                                                                  --------------------------------
                                                                  2002           2001         2000
                                                                  -----          ----         ----
NET INCOME (LOSS)...........................................      $(151)         $(59)        $ 49
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments............................        119           (37)         (86)
Cumulative effect of accounting change, net of tax of $(1)..         --             2           --
Net realized loss on derivative instruments, net of tax
  of $(1)...................................................          1            --           --
Net unrealized loss on derivative instruments, net of tax
  of $2.....................................................         --            (3)          --
Minimum pension liability adjustments, net of tax of $72 in
  2002, $(2) in 2001, and $(4) in 2000......................       (122)            2            7
                                                                  -----          ----         ----
COMPREHENSIVE LOSS..........................................      $(153)         $(95)        $(30)
                                                                  =====          ====         ====

See accompanying Notes to Consolidated Financial Statements.

                                     SOLUTIA INC.

                    STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  As of December 31,
                                                                  -------------------
                                                                   2002         2001
                                                                  ------       ------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................      $   17       $   23
Trade receivables, net of allowances of $16 in 2002 and
  $20 in 2001...............................................         270          264
Miscellaneous receivables...................................          97          100
Prepaid expenses............................................          17           15
Deferred income tax benefit.................................         108          123
Inventories.................................................         262          242
Assets of Discontinued Operations...........................         636          154
                                                                  ------       ------
TOTAL CURRENT ASSETS........................................       1,407          921
PROPERTY, PLANT AND EQUIPMENT:
Land........................................................          19           18
Buildings...................................................         375          362
Machinery and equipment.....................................       2,946        2,846
Construction in progress....................................          26           47
                                                                  ------       ------
Total property, plant and equipment.........................       3,366        3,273
Less accumulated depreciation...............................       2,436        2,313
                                                                  ------       ------
NET PROPERTY, PLANT AND EQUIPMENT...........................         930          960
INVESTMENTS IN AFFILIATES...................................         232          313
GOODWILL, net...............................................         144          126
IDENTIFIED INTANGIBLE ASSETS, net...........................          66           64
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................         290          251
LONG-TERM ASSETS--DISCONTINUED OPERATIONS...................          --          587
OTHER ASSETS................................................         273          186
                                                                  ------       ------
TOTAL ASSETS................................................      $3,342       $3,408
                                                                  ======       ======

           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable............................................      $  234       $  195
Wages and benefits..........................................          42           43
Postretirement liabilities..................................          93           82
Miscellaneous accruals......................................         314          333
Short-term debt.............................................         358          683
Liabilities of Discontinued Operations......................         165           80
                                                                  ------       ------
TOTAL CURRENT LIABILITIES...................................       1,206        1,416
LONG-TERM DEBT..............................................         839          626
POSTRETIREMENT LIABILITIES..................................       1,164          929
LONG-TERM LIABILITIES--DISCONTINUED OPERATIONS..............          --          107
OTHER LIABILITIES...........................................         382          443
SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value
  $0.01)
    Issued: 118,400,635 shares in 2002 and 2001.............           1            1
    Additional contributed capital..........................          19           --
    Treasury stock, at cost (13,659,351 and 13,921,604
      shares in 2002 and 2001, respectively)................        (251)        (257)
Net deficiency of assets at spinoff.........................        (113)        (113)
Unearned ESOP shares........................................          --           (1)
Accumulated other comprehensive loss........................        (146)        (144)
Reinvested earnings.........................................         241          401
                                                                  ------       ------
TOTAL SHAREHOLDERS' DEFICIT.................................        (249)        (113)
                                                                  ------       ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................      $3,342       $3,408
                                                                  ======       ======

See accompanying Notes to Consolidated Financial Statements.

                                          SOLUTIA INC.

                              STATEMENT OF CONSOLIDATED CASH FLOWS

                                     (DOLLARS IN MILLIONS)

                                                                     Year Ended December 31,
                                                                  -----------------------------
                                                                  2002        2001        2000
                                                                  -----       -----       -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  OPERATING ACTIVITIES:
Net income (loss)...........................................      $(151)      $ (59)      $  49
Adjustments to reconcile to Cash From Operations:
    Cumulative effect of change in accounting principle.....        167          --          --
    Depreciation and amortization...........................        134         143         152
    Income from discontinued operations, net of tax.........        (24)        (22)        (13)
    Amortization of deferred credits........................        (14)        (14)        (12)
    Amortization of deferred debt issuance costs and debt
      discount..............................................         11           2           1
    Restructuring expenses and other unusual items..........         23         127         195
    Net pretax gains from asset disposals...................         (6)         (2)        (79)
    Changes in assets and liabilities:
        Income and deferred taxes...........................         54         (57)        (10)
        Trade receivables...................................         (6)         37          65
        Inventories.........................................        (20)         52         (24)
        Accounts payable....................................         41        (105)         38
        Other assets and liabilities........................        (82)        (76)       (185)
                                                                  -----       -----       -----
CASH PROVIDED BY OPERATIONS--CONTINUING OPERATIONS..........        127          26         177
CASH PROVIDED BY OPERATIONS--DISCONTINUED OPERATIONS........         44          18          67
                                                                  -----       -----       -----
CASH PROVIDED BY OPERATIONS.................................        171          44         244
                                                                  -----       -----       -----
INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (59)        (83)       (211)
Acquisition and investment payments, net of cash acquired...        (37)        (33)       (110)
Property disposals and investment proceeds..................        109           9         220
                                                                  -----       -----       -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES--CONTINUING
  OPERATIONS................................................         13        (107)       (101)
CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES--DISCONTINUED OPERATIONS.......................         --          21         (10)
                                                                  -----       -----       -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.............         13         (86)       (111)
                                                                  -----       -----       -----
FINANCING ACTIVITIES:
Net change in short-term debt obligations...................       (327)         41         (22)
Proceeds from issuance of long-term debt obligations........        182          --          --
Reduction in long-term debt obligations.....................         --          --         (13)
Issuance of stock warrants..................................         19          --          --
Treasury stock purchases....................................         --          --        (106)
Dividend payments...........................................         (4)         (4)         (4)
Common stock issued under employee stock plans..............          2          13           4
Deferred debt issuance costs................................        (29)         (4)         (1)
Other financing activities..................................        (13)         --          --
                                                                  -----       -----       -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES--CONTINUING
  OPERATIONS................................................       (170)         46        (142)
CASH USED IN FINANCING ACTIVITIES--DISCONTINUED
  OPERATIONS................................................        (20)         --          --
                                                                  -----       -----       -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.............       (190)         46        (142)
                                                                  -----       -----       -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............         (6)          4          (9)
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         23          19          28
                                                                  -----       -----       -----
END OF YEAR.................................................      $  17       $  23       $  19
                                                                  =====       =====       =====

See accompanying Notes to Consolidated Financial Statements.

    The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest (net of amounts capitalized) were $84 million in 2002, $90 million in 2001 and $88 million in 2000. Cash refunds, net of payments for income taxes were $37 million in 2002. Cash payments for income taxes were $24 million in 2001 and $17 million in 2000. Cash payments for the management of environmental programs which were charged against recorded environmental liabilities were $26 million in 2002, $40 million in 2001 and $29 million in 2000.

                                           SOLUTIA INC.

                        STATEMENT OF CONSOLIDATED SHAREHOLDERS' DEFICIT

                                      (DOLLARS IN MILLIONS)

                                                                     Year Ended December 31,
                                                                  -----------------------------
                                                                  2002        2001        2000
                                                                  -----       -----       -----
COMMON STOCK:
BALANCE, JANUARY 1..........................................      $   1       $   1       $   1
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $   1       $   1       $   1
                                                                  -----       -----       -----
ADDITIONAL CONTRIBUTED CAPITAL:
BALANCE, JANUARY 1..........................................      $  --       $  --       $  --
    Issuance of 5,533,522 warrants in 2002..................         19          --          --
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $  19       $  --       $  --
                                                                  -----       -----       -----
NET DEFICIENCY OF ASSETS AT SPINOFF:
BALANCE, JANUARY 1..........................................      $(113)      $(113)      $(113)
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $(113)      $(113)      $(113)
                                                                  -----       -----       -----
TREASURY STOCK:
BALANCE, JANUARY 1..........................................      $(257)      $(296)      $(209)
    Shares purchased (0 shares in 2002, 2001 and
      7,717,300 shares in 2000).............................         --          --        (106)
    Net shares issued under employee stock plans
      (262,253 shares in 2002, 1,562,590 shares in 2001
      and 1,092,870 shares in 2000).........................          6          39          19
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $(251)      $(257)      $(296)
                                                                  -----       -----       -----
UNEARNED ESOP SHARES:
BALANCE, JANUARY 1..........................................      $  (1)      $  (9)      $ (18)
    Amortization of ESOP balance............................          1           8           9
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $  --       $  (1)      $  (9)
                                                                  -----       -----       -----
ACCUMULATED OTHER COMPREHENSIVE LOSS:
        ACCUMULATED CURRENCY ADJUSTMENT:
        BALANCE, JANUARY 1..................................       (138)       (101)        (15)
        Currency translation adjustments....................        119         (37)        (86)
                                                                  -----       -----       -----
        BALANCE, DECEMBER 31................................        (19)       (138)       (101)
                                                                  -----       -----       -----
        MINIMUM PENSION LIABILITY:
        BALANCE, JANUARY 1..................................         (5)         (7)        (14)
        Minimum pension liability adjustments...............       (122)          2           7
                                                                  -----       -----       -----
        BALANCE, DECEMBER 31................................       (127)         (5)         (7)
                                                                  -----       -----       -----
        DERIVATIVE INSTRUMENTS:
        BALANCE, JANUARY 1..................................         (1)         --          --
        Cumulative effect of accounting change..............         --           2          --
        Net losses on derivative instruments................          1          (3)         --
                                                                  -----       -----       -----
        BALANCE, DECEMBER 31................................         --          (1)         --
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $(146)      $(144)      $(108)
                                                                  -----       -----       -----
REINVESTED EARNINGS:
BALANCE, JANUARY 1..........................................      $ 401       $ 491       $ 450
    Net income (loss).......................................       (151)        (59)         49
    Employee stock plans....................................         (5)        (27)         (4)
    Dividends...............................................         (4)         (4)         (4)
                                                                  -----       -----       -----
BALANCE, DECEMBER 31........................................      $ 241       $ 401       $ 491
                                                                  -----       -----       -----
TOTAL SHAREHOLDERS' DEFICIT.................................      $(249)      $(113)      $ (34)
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

    Inventory Valuation

    Inventories are stated at cost or market, whichever is less. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. The cost of certain inventories (67 percent as of December 31, 2002) is determined by the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of other inventories generally is determined by the first-in, first-out (FIFO) method.

    Property, Plant and Equipment

    Property, plant and equipment are recorded at cost. The cost of plant and equipment is depreciated over weighted average periods of 20 years for buildings and 12 years for machinery and equipment, by the straight-line method.

    Intangible Assets

    Solutia discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives in accordance with SFAS No. 142. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives, generally periods ranging from 5 to 20 years. Goodwill is assessed annually for impairment. Fair value measurements of the reporting units are estimated by a third-party specialist utilizing both an income and market multiple approach.

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

                              SOLUTIA INC.

    Environmental Remediation

    Costs for remediation of waste disposal sites are accrued in the accounting period in which the obligation is probable and when the cost is reasonably estimable. Postclosure costs for hazardous and other waste facilities at certain U.S. operating locations are accrued over the estimated life of the facility as part of its anticipated closure cost. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from insurance or third parties. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

    Self-Insurance

    Solutia has purchased commercial insurance in order to reduce its exposure to future legal costs, settlements and judgments related to workers' compensation, product, general, auto and operations liability claims from continuing operations. Because some of these claims are for amounts lower than policy deductible amounts or are not covered by insurance, Solutia maintains self-insurance reserves to reflect its estimates of such future uninsured costs. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience.

    Revenue Recognition

    The Company's primary revenue-earning activities involve delivering or producing goods, and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.

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

    Major currencies affecting the Company's business are the U.S. dollar, the British pound sterling, the euro, the Canadian dollar, the Australian dollar and the Brazilian real. Currency restrictions are not expected to have a significant effect on Solutia's cash flow, liquidity or capital resources.

    Income Taxes

    Solutia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates.

    Currency Translation

    The local currency has been used as the functional currency for nearly all worldwide locations. The financial statements for most of Solutia's ex-U.S. operations are translated into U.S. dollars at current or average exchange rates. Unrealized currency translation adjustments in the Statement of Consolidated Financial Position are accumulated as a component of Shareholders' Deficit.

    Earnings (Loss) per Share

    Basic earnings (loss) per share is a measure of operating performance that assumes no dilution from securities or contracts to issue common stock. Diluted earnings (loss) per share is a measure of operating performance by giving effect to the dilution that would occur if securities or contracts to issue common stock were exercised or converted.

    New Accounting Pronouncements

    Effective January 1, 2003, Solutia adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement addresses accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement obligations. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements.

    Effective January 1, 2003, Solutia adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement
No. 13, and Technical Corrections." The statement addresses the financial accounting and reporting for a number of areas,

                              SOLUTIA INC.

including gains and losses derived from the extinguishment of debt and the treatment of sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material effect on the consolidated financial statements.

    Effective January 1, 2003, Solutia adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force
(EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have a material effect on the consolidated financial statements.

    Effective January 1, 2003, Solutia adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." The statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," based on their intrinsic value at the date of grant. As such, Solutia has adopted the additional disclosure requirements applicable under this standard for accounting for stock based compensation using the intrinsic value method.

    Effective January 1, 2003, Solutia adopted FASB Interpretation
No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect
Guarantees of Indebtedness of Others," which is being superseded. The adoption of this Interpretation did not have a material effect on the consolidated financial statements.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This Interpretation also provides guidance related to the initial and subsequent measurement of assets, liabilities, and noncontrolling interests of newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. In addition, this Interpretation requires certain disclosures if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies the guidance in this Interpretation. This Interpretation must be applied immediately to
(a) variable interest entities created, or (b) interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in this Interpretation must be applied in the first fiscal year or interim period beginning after June 15, 2003. Solutia is evaluating this Interpretation to determine the impact on its consolidated financial statements. However, as further discussed in Note 17, the Company expects to consolidate the assets and liabilities associated with leasing of the Company's corporate headquarters in the third quarter of 2003.

    Reclassifications

    Certain reclassifications to prior years' financial information have been made to conform to the 2002 presentation. These reclassifications include amounts related to resins, additives and adhesives businesses which have been presented as discontinued operations.

2. ACQUISITIONS AND DIVESTITURES

    Discontinued Operations

    On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. On January 31, 2003, the sale was completed resulting in a modest gain; accordingly, the assets and liabilities of the discontinued operations have been classified as current in the Statement of Consolidated Financial Position at December 31, 2002. In addition, as further described in Note 11, proceeds from this divestiture were used to pay down borrowings under the amended credit facility in accordance with bank agreements. As a result, all borrowings under this facility have been classified as short-term at December 31, 2002. The Company retained certain tax liabilities of approximately
$40 million related

                              SOLUTIA INC.

to the divested businesses and has excluded them from the liabilities identified below. The carrying amounts of assets and liabilities from discontinued operations at December 31, 2002, consisted of the following:

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                                   2002             2001
                                                                  ------           ------
ASSETS:
Receivables and prepaids....................................       $100             $ 93
Inventories.................................................         68               61
Other current assets........................................         36               --
                                                                   ----             ----
    Total Current Assets....................................        204              154
                                                                   ----             ----
Property, plant and equipment, net..........................        199              183
Intangible assets...........................................        205              390
Other long-term assets......................................         28               14
                                                                   ----             ----
    Total Assets............................................       $636             $741
                                                                   ====             ====
LIABILITIES:
Accounts payable............................................       $ 42             $ 38
Miscellaneous accruals......................................         51               42
                                                                   ----             ----
    Total Current Liabilities...............................         93               80
                                                                   ----             ----
Postretirement liabilities..................................         21               18
Non-current deferred tax liability..........................         33               73
Other long-term liabilities.................................         18               16
                                                                   ----             ----
    Total Liabilities.......................................       $165             $187
                                                                   ====             ====

    The operating results of the resins, additives and adhesives businesses have been reported separately as discontinued operations in the Consolidated Financial Statements for each year presented. The operating results exclude certain corporate expenses of $10 million in 2002, $12 million in 2001, and $11 million in 2000, which had previously been allocated to the resins, additives and adhesives businesses. In addition, interest expense of $26 million in 2002, $20 million in 2001, and $28 million in 2000, associated with debt that was repaid with the sales proceeds was allocated to discontinued operations. Net sales and income from discontinued operations are as follows:

                                                                  Year Ended December 31,
                                                                 --------------------------
                                                                 2002       2001       2000
                                                                 ----       ----       ----
Net sales..................................................      $559       $549       $568
Income before income tax expense...........................        34         47         11
Income tax (expense) benefit...............................       (10)       (25)         2
                                                                 ----       ----       ----
Income from discontinued operations........................      $ 24       $ 22       $ 13
                                                                 ====       ====       ====

    Other Acquisitions and Divestitures

    On May 31, 2002, Solutia acquired Axio Research Corporation (Axio) for approximately $5 million, which was financed with cash from operations. Axio is a contract research organization providing clinical trial design and data management to a wide range of clients including pharmaceutical, biotechnology and medical device companies as well as academic and government research groups. Axio will complement the Pharmaceutical service offering within the Performance Products and Services segment. The allocation of the purchase price to assets and liabilities acquired resulted in current assets of $1 million, non-current assets of $1 million, goodwill of $4 million and current liabilities of $1 million. Axio's results of operations were included in Solutia's results of operations from the acquisition date and were not material to Solutia's consolidated results of operations for the year ended December 31, 2002.

    During the first quarter of 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation for approximately $102 million. The sale resulted in a gain of $5 million.

    During 2000, Solutia completed the sale of its Polymer Modifiers business and related manufacturing facilities to Ferro Corporation for approximately $130 million. As a result of this transaction, Solutia recognized a $73 million pretax gain. Solutia's continuing operations

                              SOLUTIA INC.

results included net sales of approximately $90 million in 2000 and operating income of approximately $16 million in 2000 from the Polymer Modifiers business.

    During 2000, Solutia recognized a $15 million pretax gain on the sale of substantially all of its minority interest in P4 Production L.L.C., a phosphorus manufacturing venture. The results of operations from Solutia's minority interest in P4 Production L.L.C. were not material to Solutia's consolidated results of operations.

    During 2000, Solutia completed two acquisitions in the Performance Products and Services segment, which provide custom process and technology services to the global pharmaceutical industry. In the first acquisition, which closed on February 10, Solutia acquired CarboGen Holdings AG. CarboGen is a leading process research and development firm. In the second acquisition, which closed on March 24, Solutia purchased AMCIS AG. AMCIS serves the global pharmaceutical industry by developing production processes and by manufacturing active ingredients for clinical trials and small-volume commercial drugs. The combined purchase price for these acquisitions was approximately $118 million, which was financed with commercial paper and the assumption of debt. Both of the acquisitions have been accounted for using the purchase method. The allocations of the purchase price to the assets and liabilities acquired resulted in current assets of $17 million, non-current assets of $27 million, goodwill of $57 million, other intangible assets of $41 million, current liabilities of $21 million and non-current liabilities of $3 million. Other intangible assets are being amortized over their estimated useful lives, which average 18 years. Results of operations for CarboGen and AMCIS were included in Solutia's results of operations from the acquisition dates. The results of operations for the acquired businesses were not material to Solutia's consolidated results of operations for 2000.

3. EARNINGS (LOSS) PER SHARE

                                                                      Year Ended December 31,
                                                                  --------------------------------
                                                                   2002         2001         2000
                                                                  ------       ------       ------
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $   (8)      $  (81)      $   36
Income from Discontinued Operations, net of tax.............          24           22           13
Cumulative Effect of Change in Accounting Principle.........        (167)          --           --
                                                                  ------       ------       ------
Net Income (Loss)...........................................      $ (151)      $  (59)      $   49
                                                                  ======       ======       ======
Basic Earnings (Loss) per Share:
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $(0.08)      $(0.78)      $ 0.34
Income from Discontinued Operations, net of tax.............        0.23         0.21         0.12
Cumulative Effect of Change in Accounting Principle.........       (1.59)          --           --
                                                                  ------       ------       ------
Basic Earnings (Loss) per Share.............................      $(1.44)      $(0.57)      $ 0.46
                                                                  ------       ------       ------
Diluted Earnings (Loss) per Share:
Income from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $(0.08)      $(0.78)      $ 0.34
Income from Discontinued Operations, net of tax.............        0.23         0.21         0.12
Cumulative Effect of Change in Accounting Principle.........       (1.59)          --           --
                                                                  ------       ------       ------
Diluted Earnings (Loss) per Share...........................      $(1.44)      $(0.57)      $ 0.46
                                                                  ------       ------       ------
Weighted average equivalent shares (in millions):
    Basic...................................................       104.7        103.9        105.9
    Effect of dilutive securities:
    Common share equivalents--common shares issuable upon
      exercise of outstanding stock options and warrants....          --           --          1.6
                                                                  ------       ------       ------
    Diluted.................................................       104.7        103.9        107.5
                                                                  ------       ------       ------

    At December 31, 2002 and 2001, 0.2 million and 1.2 million common share equivalents, respectively, were excluded because the effect would be antidilutive.

                              SOLUTIA INC.

4. RESTRUCTURING RESERVES

    During 2000, Solutia recorded restructuring charges of $53 million to cost of goods sold for costs associated with work force reductions and closure of certain non-strategic facilities. During 2001, Solutia reduced its workforce by approximately 700 positions. Additionally, Solutia eliminated more than 750 contractor positions during 2001. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately
10 percent affected European, Asian and Latin American operations and sales offices. Management positions represented approximately one-third of the workforce reductions. During the fourth quarter of 2001, Solutia determined that the original provision taken for its 2001 restructuring program was insufficient to cover its total costs. Actual costs to terminate certain European and North American management employees and certain employee benefit costs for involuntary terminations were higher than the original estimates. As a result, Solutia recorded additional restructuring charges of $9 million to cost of goods sold to cover these higher costs. The restructuring actions contemplated by this reserve were completed by the end of 2001. Certain severance payments owed to individuals terminated late in the fourth quarter of 2001 were included in accrued liabilities at December 31, 2001, and were paid during the first quarter of 2002. The closure of non-strategic facilities is not anticipated to have a significant impact on future operations.

    The following table summarizes the 2000 restructuring charge and amounts utilized to carry out those plans:

                                                        Employment       Shutdown of
                                                        Reductions       Facilities        Total
                                                        ----------       -----------       -----
Balance at January 1, 2000........................         $ --              $--           $ --
     Charges taken................................           50                3             53
     Amounts utilized.............................           --               (3)            (3)
                                                           ----              ---           ----
Balance at December 31, 2000......................         $ 50              $--           $ 50
                                                           ----              ---           ----
    Charges taken.................................            9               --              9
    Amounts utilized..............................          (59)              --            (59)
                                                           ----              ---           ----
Balance at December 31, 2001......................         $ --              $--           $ --
                                                           ====              ===           ====

    During 2000, Solutia identified excess production capacity for certain Solutia resins products that allowed for consolidation of production facilities. As a result, Solutia exited its operations at the Port Plastics site in Addyston, Ohio. An $8 million charge to cost of goods sold was recorded to carry out the exit plan. The charge included $2 million to write down plant assets to their fair value of approximately $1 million, $2 million of dismantling costs and $4 million of estimated costs for which Solutia was contractually obligated under an operating agreement. Fair value was determined by discounting future cash flows using an appropriate discount rate based on the Company's cost of capital. Under the operating agreement, Solutia is required to provide 24 months notice of intent to exit and is required to pay contractually obligated costs for an additional 18 months thereafter to a third-party operator. Solutia provided notice of intent to exit on June 30, 2000, and exited the site in June of 2002. The contractually obligated costs represent direct manufacturing, overhead, utilities and severance. The financial impact was not material to Solutia as production will be shifted to other production facilities.

    The following table summarizes the restructuring charge, amounts utilized to carry out those plans and amount remaining at December 31, 2002:

                                                 Shutdown of      Asset Write-      Other
                                                 Facilities          downs          Costs      Total
                                                 -----------      ------------      -----      -----
Balance at January 1, 2000.................          $--              $--            $--        $--
     Charges taken.........................            2                2              4          8
     Amounts utilized......................           --               (2)            --         (2)
                                                     ---              ---            ---        ---
Balance at December 31, 2000...............          $ 2              $--            $ 4        $ 6
    Amounts utilized.......................           --               --             --         --
                                                     ---              ---            ---        ---
Balance at December 31, 2001...............          $ 2              $--            $ 4        $ 6
    Amounts utilized.......................           (2)              --             --         (2)
                                                     ---              ---            ---        ---
BALANCE AT DECEMBER 31, 2002...............          $--              $--            $ 4        $ 4
                                                     ===              ===            ===        ===

                              SOLUTIA INC.

5. ASSET IMPAIRMENTS

    During 2000, Solutia recorded a $76 million impairment charge to cost of goods sold primarily to write down certain non-performing and non-strategic fiber spinning, drawing and packaging equipment which supports several of Integrated Nylon's product lines. Solutia also recorded an impairment charge to cost of goods sold of $15 million to write down chlorobenzenes' production equipment in the Performance Products and Services segment. The impairments were indicated by 2000 operating losses and projections of continued losses primarily because of the noncompetitive cost positions these businesses have and the competitive market conditions that they face. The carrying values of the assets were written down as determined by discounting expected future cash flows, using an appropriate discount rate. The assumptions used in the cash flow projections approximated the market conditions experienced in 2000. These conditions are not expected to improve significantly in the foreseeable future. The cash flow assumptions included a declining demand and market share combined with decreased operating margins. Lower operating margins reflect the non-competitive cost position of these businesses and the impact of lower selling prices associated with an extremely competitive operating environment.

    During 2000, Solutia recorded a $6 million impairment charge to administrative expenses for the write down of capitalized software costs related to the formation of the Astaris joint venture. The software had previously been fully dedicated to Solutia's Phosphorus Derivatives business. Impairment was indicated by a significant change in the extent and manner in which Astaris was expected to utilize the asset under a transition services agreement. The carrying value of the asset was written down to its estimated fair value, as determined by discounting expected future cash flows, using an appropriate discount rate.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, Solutia adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, Solutia discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. This statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended March 31, 2002, Solutia subsumed into goodwill $1 million of intangible assets net of related deferred tax liabilities representing assembled workforce that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

    In connection with the adoption of this standard, fair value measurements of the reporting units were estimated by a third-party specialist utilizing both an income and market multiple approach. Based on this analysis, Solutia recorded an impairment loss of $167 million during the first quarter of 2002 for the resins and additives businesses, which is presented as discontinued operations, due to declining estimates of future results given current economic and market conditions. The goodwill impairment charge is non-deductible for tax purposes and is reflected as the cumulative effect of change in accounting principle in the accompanying statement of consolidated income (loss).

                              SOLUTIA INC.

    Net income (loss) and earnings (loss) per share, excluding discontinued operations, for the years ended December 31, 2002, 2001 and 2000, adjusted to exclude the non-amortization provisions of SFAS No. 142, net of tax, are as follows:

                                                               2002         2001        2000
                                                              ------       ------       -----
Net income (loss):
     Income (loss) from continuing operations before
       cumulative effect of change in accounting
       principle........................................      $   (8)      $  (81)      $  36
    Goodwill amortization...............................          --            8           6
    Equity method goodwill amortization.................          --            2           1
    Trademark amortization..............................          --            2           3
    Cumulative effect of change in accounting
      principle.........................................        (167)          --          --
                                                              ------       ------       -----
ADJUSTED NET INCOME (LOSS)..............................      $ (175)      $  (69)      $  46
                                                              ======       ======       =====

                                                               2002         2001        2000
                                                              ------       ------       -----
Basic earnings (loss) per share:
    Income (loss) from continuing operations before
      cumulative effect of change in accounting
      principle.........................................      $(0.08)      $(0.78)      $0.34
    Goodwill amortization...............................          --         0.08        0.05
    Equity method goodwill amortization.................          --         0.02        0.01
    Trademark amortization..............................          --         0.02        0.03
    Cumulative effect of change in accounting
      principle.........................................       (1.59)          --          --
                                                              ------       ------       -----
ADJUSTED BASIC EARNINGS (LOSS) PER SHARE................      $(1.67)      $(0.66)      $0.43
                                                              ======       ======       =====

                                                               2002         2001        2000
                                                              ------       ------       -----
Diluted earnings (loss) per share:
    Income (loss) from continuing operations before
      cumulative effect of change in accounting
      principle.........................................      $(0.08)      $(0.78)      $0.34
    Goodwill amortization...............................          --         0.08        0.05
    Equity method goodwill amortization.................          --         0.02        0.01
    Trademark amortization..............................          --         0.02        0.03
    Cumulative effect of change in accounting
      principle.........................................       (1.59)          --          --
                                                              ------       ------       -----
ADJUSTED DILUTED EARNINGS (LOSS) PER SHARE..............      $(1.67)      $(0.66)      $0.43
                                                              ======       ======       =====

                              SOLUTIA INC.

    Identified intangible assets are as follows:

                                                                   December 31, 2002
                                                  ----------------------------------------------------
                                                  Gross Carrying       Accumulated        Net Carrying
                                                      Value            Amortization           Value
                                                  --------------       ------------       ------------
Amortized intangible assets:
     Contractual customer relationships.....           $23                 $ (5)              $18
     Employment agreements..................             5                   (3)                2
     Other..................................             8                   (5)                4
     Translation............................             6                   --                 6
                                                       ---                 ----               ---
TOTAL AMORTIZED INTANGIBLE ASSETS...........           $42                 $(13)              $29
                                                       ===                 ====               ===
Unamortized intangible assets:
    Trademarks..............................            39                   (4)               35
    Translation.............................             2                   --                 2
                                                       ---                 ----               ---
TOTAL UNAMORTIZED INTANGIBLE ASSETS.........           $41                 $ (4)              $37
                                                       ---                 ----               ---
TOTAL IDENTIFIED INTANGIBLE ASSETS..........           $83                 $(17)              $66
                                                       ===                 ====               ===

                                                                   December 31, 2001
                                                  ----------------------------------------------------
                                                  Gross Carrying       Accumulated        Net Carrying
                                                       Value           Amortization          Value
                                                  --------------       ------------       ------------
Intangible assets:
    Contractual customer relationships......           $23                 $ (3)              $20
    Trademarks..............................            39                   (4)               35
    Assembled workforce.....................             3                   (1)                2
    Employment agreements...................             5                   (1)                4
    Other...................................             7                   (4)                3
                                                       ---                 ----               ---
TOTAL INTANGIBLE ASSETS.....................           $77                 $(13)              $64
                                                       ===                 ====               ===

    The Company's second quarter acquisition of Axio (see Note 2), resulted in goodwill of approximately $4 million. As a result of adoption of SFAS No. 142, there have been no changes to amortizable lives or methods, except for trademarks, which have indefinite lives as defined under the new standard. Trademarks are associated with products and tradenames of the Company and are expected to provide benefits beyond the foreseeable future. Amortization expense for the net carrying amount of intangible assets is $3 million in 2003, $3 million in 2004, $3 million in 2005, $3 million in 2006 and $3 million in 2007.

    Goodwill as allocated by reportable segment is as follows:

                                                          Performance
                                                           Products
                                                              and           Integrated
                                                           Services           Nylon          Total
                                                          -----------       ----------       -----
Gross goodwill, December 31, 2001...................         $142              $--           $142
Accumulated amortization............................          (16)              --            (16)
                                                             ----              ---           ----
Net goodwill, December 31, 2001.....................         $126              $--           $126
Goodwill acquired...................................            4               --              4
Intangible assets and related accounts subsumed:
    Assembled workforce.............................            2               --              2
    Deferred tax liabilities........................           (1)              --             (1)
Translation.........................................           13               --             13
                                                             ----              ---           ----
Goodwill, December 31, 2002.........................         $144              $--           $144
                                                             ====              ===           ====

                              SOLUTIA INC.

7. RISK MANAGEMENT ACTIVITIES

    Effective January 1, 2001, Solutia adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001, resulted in a cumulative addition to other comprehensive income of $2 million aftertax, principally attributable to unrealized gains in commodity cash flow hedges.

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

    Commodity Price Risk

    Certain raw materials and energy sources used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia routinely uses forward and option contracts to manage a portion of the volatility related to anticipated energy purchases with maturities up to 6 months. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income (loss) to the extent effective, and reclassified into cost of goods sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. For the year ended December 31, 2002, the net impact on other comprehensive income (loss) included approximately
$1 million aftertax for realized losses on cash flow hedges. Solutia estimates that existing net unrealized losses of less than $1 million will be reclassified to cost of goods sold within 12 months.

    Credit Risk

    Credit risk arising from the inability of a counterparty to meet the terms of Solutia's financial instrument contracts is generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of the Company. It is Solutia's policy to enter into financial instruments with a number of creditworthy counterparties. Therefore, Solutia does not expect to incur material credit losses on its risk management or other financial statement instruments.

                              SOLUTIA INC.

8. INVESTMENTS IN AFFILIATES

    During the first quarter of 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation for approximately $102 million. The sale resulted in a gain of $5 million.

    In April 2000, Astaris LLC, a joint venture between Solutia and FMC Corporation, started operations to manufacture and market phosphorus chemicals. Solutia contributed its Phosphorus Derivatives business to the joint venture in exchange for a 50 percent ownership share. Net assets contributed to the venture totaled approximately $87 million. During the third quarter of 2000, Solutia received $85 million from Astaris representing a cash distribution and repayment of working capital loans. In connection with the completion of the external financing agreement for Astaris, which expires in September of 2005, Solutia and FMC contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. The financial benchmarks were based on forecasted earnings that were developed when the joint venture was formed. Astaris' earnings have fallen short of the forecast underlying its external financing agreement due to numerous factors including significantly less than planned utilization of its purified wet acid technology, lower sales volumes and lower average selling prices due to the prolonged weak U.S. economy. As a result of these earnings shortfalls versus the original expectations developed at the time the venture was formed, Solutia has been required to make additional investments of $30 million in 2002 and $31 million in 2001 to the joint venture. These payments have largely been used to reduce debt outstanding within the venture. At December 31, 2002, net debt (total debt less cash) for Astaris totaled $160 million, $59 million lower than net debt at the end of the prior year. Solutia and FMC are evaluating other financing alternatives for the joint venture. However, if no new financing arrangements are in place for 2003, Solutia anticipates required contributions of approximately $50 million for 2003. Contributions are recorded in the Investments in Affiliates line on the Statement of Consolidated Financial Position.

    At December 31, 2002, Solutia's investments in affiliates consisted principally of its 50 percent interests in the Flexsys and Astaris joint ventures for which Solutia uses the equity method of accounting. Solutia received dividends from affiliates of approximately $25 million in 2002, $30 million in 2001 and $45 million in 2000. Summarized combined financial information for 100 percent of the Flexsys and Astaris joint ventures and the results of operations for AES for the period up until the sale during the first quarter of 2002 is as follows:

                                                              2002        2001         2000
                                                              ----       ------       ------
Results of operations:
     Net sales..........................................      $962       $1,241       $1,247
    Gross profit........................................       152          226          327
    Operating income (loss).............................        30          (63)         138
    Net income (loss)...................................        12          (48)          95
Financial position:
    Current assets......................................      $353       $  493       $  552
    Noncurrent assets...................................       650          768          744
    Current liabilities.................................       336          498          347
    Noncurrent liabilities..............................       273          205          334

9. INVENTORY VALUATION

    The components of inventories were:

                                                                  2002        2001
                                                                  -----       -----
Finished goods..............................................      $ 179       $ 163
Goods in process............................................        101         101
Raw materials and supplies..................................         83          81
                                                                  -----       -----
Inventories, at FIFO cost...................................        363         345
Excess of FIFO over LIFO cost...............................       (101)       (103)
                                                                  -----       -----
TOTAL.......................................................      $ 262       $ 242
                                                                  =====       =====

    Inventories at FIFO approximate current cost. The effects of LIFO inventory liquidations were not significant.

                              SOLUTIA INC.

10. INCOME TAXES

    The components of income (loss) from continuing operations before income taxes were:

                                                                 2002       2001        2000
                                                                 ----       -----       ----
United States..............................................      $(53)      $(137)      $30
Outside United States......................................        34          13        --
                                                                 ----       -----       ---
TOTAL......................................................      $(19)      $(124)      $30
                                                                 ====       =====       ===

    The components of income tax expense (benefit) charged to continuing operations were:

                                                                  2002       2001       2000
                                                                  ----       ----       ----
Current:
    U.S. federal............................................      $ --       $(30)      $(48)
    U.S. state..............................................        --         --         --
    Outside United States...................................        27         23          7
                                                                  ----       ----       ----
                                                                    27         (7)       (41)
                                                                  ----       ----       ----
Deferred:
    U.S. federal............................................       (23)        (6)        46
    U.S. state..............................................        (9)       (13)        (7)
    Outside United States...................................        (6)       (17)        (4)
                                                                  ----       ----       ----
                                                                   (38)       (36)        35
                                                                  ----       ----       ----
TOTAL.......................................................      $(11)      $(43)      $ (6)
                                                                  ====       ====       ====

    Factors causing Solutia's effective tax rate for continuing operations to differ from the U.S. federal statutory rate were:

                                                                  2002       2001       2000
                                                                  ----       ----       ----
U.S. federal statutory rate.................................      (35)%      (35)%       35%
U.S. state income taxes.....................................      (32)        (7)       (15)
Export tax benefit..........................................      (17)        (2)       (18)
Taxes related to foreign income, net of credits.............       65         (7)       (14)
Valuation allowances........................................       --          9         25
Income from equity affiliates recorded net of tax...........      (25)         3        (50)
Other.......................................................      (14)         4         17
                                                                  ---        ---        ---
EFFECTIVE INCOME TAX RATE...................................      (58)%      (35)%      (20)%
                                                                  ===        ===        ===

    Deferred income tax balances were related to:

                                                                  2002        2001
                                                                  -----       -----
Property....................................................      $(191)      $(178)
Postretirement benefits.....................................        426         367
Restructuring reserves......................................          2           3
Environmental liabilities...................................         55          64
Inventory...................................................         12          18
Tax credit carryforward.....................................          7          54
Valuation allowances........................................         (5)        (32)
Net operating losses........................................         66          29
Other.......................................................         14          31
                                                                  -----       -----
NET DEFERRED TAX ASSETS.....................................      $ 386       $ 356
                                                                  =====       =====

                              SOLUTIA INC.

    At December 31, 2002, foreign tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately
$7 million, all of which will expire in 2004 and 2005. At December 31, 2002, various federal, state and foreign net operating loss carryforwards are available to offset future taxable income. These net operating losses expire in years after 2004 or have an indefinite carryforward period. Valuation allowances have been provided for the foreign tax credit and net operating loss carryforwards that are not likely to be utilized. Income taxes and remittance taxes have not been recorded on $67 million in undistributed earnings of subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because Solutia intends to reinvest those earnings indefinitely. It is not practicable to estimate the tax effect of remitting these earnings to the United States.

11. DEBT OBLIGATIONS

    Solutia's debt obligations include borrowings against the amended revolving credit facility, notes and debentures. The weighted average interest rate on short-term debt outstanding at December 31, 2002, was
7.2 percent and 5.0 percent at December 31, 2001. The weighted average interest rate on total debt outstanding at December 31, 2002, was
7.8 percent and 6.1 percent at December 31, 2001.

    On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. On January 31, 2003, the sale was completed. Proceeds from the divestiture were used to pay down all of the borrowings under the amended credit facility, provide $39 million cash collateral for certain outstanding letters of credit and purchase the co-generation facility at Pensacola, Florida in accordance with bank agreements. Accordingly, all of the borrowings under the amended credit facility are classified as short-term debt at December 31, 2002.

    Amended Credit Facility

    At December 31, 2002, the revolving credit facility had available capacity to borrow up to $140 million, after $78 million of letters of credit outstanding under the facility.

    On July 25, 2002, Solutia and its bank syndicate amended Solutia's revolving credit facility. The amendment extended the maturity of the facility until August 2004. It also reduced the facility from $800 million to $600 million and separated the facility into a $300 million term loan and a $300 million revolving credit facility. The term loan has been paid off with proceeds from the sale of the resins, additives and adhesives businesses on January 31, 2003. The amended credit facility required the Company to cash collateralize certain outstanding letters of credit. Fees, expenses and other costs associated with the amended credit facility and cash collateralization of letters of credit totaled $33 million. The amended credit facility is available for working capital and other general corporate purposes.

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

    In September 2002, Solutia negotiated an amendment to its revolving credit facility which reduced the amount of debt outstanding as defined in the credit agreement for purposes of the leverage covenant ratio. Solutia deposited approximately $155 million from the proceeds of the Senior Secured Notes offering which occurred in July 2002 with the trustee for the $150 million of 6.5 percent notes due October 15, 2002, to pay the principal and interest at maturity. However, the principal amount of the 6.5 percent notes due October 15, 2002, was still considered outstanding debt under the amended credit facility. The amendment eliminated the $150 million of 6.5 percent notes due October 15, 2002, from consideration in the leverage covenant ratio. Without the amendment, Solutia would not have been in compliance with the leverage coverage ratio at September 30, 2002.

    In order to facilitate the sale of the resins, additives and adhesives businesses to UCB S.A. and to be in compliance with the interest coverage ratio at December 31, 2002, the Company was required to obtain amendments to its revolving credit facility. Effective December 24, 2002, the facility was amended to modify certain financial covenants, release any collateral that is subject to the divestiture and release all liens upon the property of the European subsidiary borrowers upon the repayment in full of the principal and interest of all amounts outstanding in connection with the divestiture ("Amended Credit Facility"). Without the amendment, Solutia would not have been able to sell its resins, additives and adhesives businesses or been in compliance with the interest coverage ratio at December 31, 2002.

    Senior Secured Notes

    On July 9, 2002, Solutia completed a private placement of 223,000 units consisting of $223 million of 11.25 percent senior secured 7-year notes (the "Notes") and warrants to purchase 5,533,522 shares of common stock at an exercise price of $7.59 per share. The warrants are exercisable at any time after their separation from the Notes and before their expiration on July 15, 2009. The 7-year notes were issued by

                              SOLUTIA INC.

SOI Funding Corp., a special purpose entity, and the offering resulted in cash proceeds, net of estimated fees, of $193 million, which were placed in escrow pending amendment of Solutia's credit facility, as described under "Amended Credit Facility" above and assumption of SOI Funding Corp.'s obligations under the notes. Both of these events occurred on July 25, 2002, at which time the net offering proceeds were released from escrow. Solutia deposited approximately $155 million of the proceeds with the trustee for the $150 million of 6.5 percent notes due October 15, 2002, to pay the principal and interest at maturity. The remaining proceeds were used to pay fees, expenses and other costs related to the Amended Credit Facility, cash collateralize existing letters of credit and repay a portion of borrowings under Solutia's Amended Credit Facility.

    Solutia recorded the Notes and warrants based on their estimated relative fair value at the time of their issuance. Accordingly, Solutia recorded $182 million for the value of the Notes and $19 million for the value of the warrants. The discount associated with this offering, which includes the value given to the warrants, will be non-deductible for income tax purposes.

    On November 18, 2002, Solutia completed an exchange offer for all of its outstanding 11.25% Senior Secured Notes due 2009 issued under Rule 144A for notes which are available to be traded freely.

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

    Long-Term Debt

    Long-term debt consisted of the following:

                                                                  2002       2001
                                                                  ----       ----
6.50% notes due 2002........................................      $ --       $150
6.72% debentures puttable 2004, due 2037....................       150        150
6.25% euro notes due 2005...................................       208        177
11.25% notes due 2009.......................................       223         --
7.375% debentures due 2027..................................       300        300
Other.......................................................        --          2
Unamortized debt discount...................................       (42)        (3)
                                                                  ----       ----
                                                                   839        776
Less: Current portion of long-term debt.....................        --       (150)
                                                                  ----       ----
TOTAL.......................................................      $839       $626
                                                                  ====       ====

    Interest is payable semiannually, on January 15 and July 15 for the 11.25% notes and on April 15 and October 15 for the remaining maturities. The holders of the 2037 debentures have the right to require repayment on October 15, 2004. The notes and debentures contain provisions that, among other things, restrict Solutia's ability to create liens on assets and its ability to enter into sale and leaseback transactions.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair value of Solutia's long-term debt was $650 million as of December 31, 2002, and $553 million as of December 31, 2001. These estimates compare with the recorded amount of $839 million in 2002 and $626 million in 2001.

    The recorded amounts of cash, trade receivables, third-party guarantees, accounts payable and short-term debt approximate their fair values at both December 31, 2002, and December 31, 2001. The estimated fair value of the Company's foreign currency forward contracts on intercompany financing transactions was approximately $16 million at December 31, 2002. Notional amounts for purchase contracts were $413 million at December 31, 2002, and $308 million at December 31, 2001, and for sell contracts the notional amounts were $413 million at December 31, 2002, and $301 million at December 31, 2001.

                              SOLUTIA INC.

    Fair values are estimated by the use of quoted market prices, estimates obtained from brokers and other appropriate valuation techniques and are based upon information available as of December 31, 2002, and December 31, 2001. The fair-value estimates do not necessarily reflect the values Solutia could realize in the current market.

13. POSTRETIREMENT BENEFITS

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

    Certain employees also participate in benefit programs that provide certain health care and life insurance benefits for retired employees. All regular, full-time U.S. employees and certain employees in other countries, who were employed by the Company on or before December 31, 1998, may become eligible for these benefits if they reach retirement age while employed by Solutia and have the required years of service. These postretirement benefits are unfunded and are generally based on the employee's age, years of service and/or compensation level. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. In connection with the spinoff, Solutia assumed retiree medical liabilities for its applicable active employees and for approximately two-thirds of the retired U.S. employees of Monsanto.

    For 2002, 2001, and 2000, Solutia's pension and healthcare and other benefit costs were as follows:

                                                                                                           Healthcare and
                                                                       Pension Benefits                    Other Benefits
                                                                 -----------------------------       --------------------------
                                                                 2002        2001        2000        2002       2001       2000
                                                                 -----       -----       -----       ----       ----       ----
Service costs for benefits earned..........................      $  26       $  30       $  32       $  9       $ 10       $ 10
Interest cost on benefit obligation........................        111         122         130         52         53         53
Assumed return on plan assets..............................       (129)       (145)       (144)        --         --         --
Prior service costs........................................         21          21          21        (13)       (15)       (18)
Transition asset...........................................         --          (2)        (10)        --         --         --
Recognized net (gain)/loss.................................         (6)         (8)          4          9         10          7
Settlement.................................................         17           1         (23)        --         --         --
                                                                 -----       -----       -----       ----       ----       ----
TOTAL......................................................      $  40       $  19       $  10       $ 57       $ 58       $ 52
                                                                 =====       =====       =====       ====       ====       ====

                              SOLUTIA INC.

    Components of the changes in fair value of plan assets, changes in the benefit obligation and the funding status of Solutia's postretirement plans were as follows:

                                                                                               Healthcare and
                                                                   Pension Benefits            Other Benefits
                                                                  -------------------         ----------------
                                                                   2002         2001          2002        2001
                                                                  ------       ------         -----       ----
CHANGES IN FAIR VALUE OF PLAN ASSETS
    Fair value of plan assets at January 1..................      $1,384       $1,724         $  --       $ --
    Actual return on plan assets............................        (113)         (81)           --         --
    Employer contributions..................................          24            5            --         --
    Settlements.............................................         (10)          --            --         --
    Benefits paid...........................................        (246)        (264)           --         --
                                                                  ------       ------         -----       ----
    FAIR VALUE OF PLAN ASSETS AT DECEMBER 31................      $1,039       $1,384         $  --       $ --
                                                                  ------       ------         -----       ----
CHANGES IN BENEFIT OBLIGATION
    Benefit obligation at January 1.........................      $1,709       $1,751         $ 802       $730
    Service costs...........................................          26           30             9         10
    Interest cost...........................................         112          123            52         52
    Participant contributions...............................          --           --            14          9
    Actuarial losses........................................          42           68            30         79
    Settlements.............................................         (13)          --            --         --
    Benefits paid...........................................        (250)        (265)         (104)       (96)
    Plan amendments.........................................          --            2            --         18
                                                                  ------       ------         -----       ----
BENEFIT OBLIGATION AT DECEMBER 31...........................      $1,626       $1,709         $ 803       $802
                                                                  ======       ======         =====       ====

    Plan assets consist principally of common stocks and U.S. government and corporate obligations. As a result of the decline in the fair value of our plan assets, and, to a lesser extent, higher benefit obligations resulting from a lower discount rate, the amount of pension plan underfunding in the pension plans increased to $587 million as of December 31, 2002. As a result of the underfunded status of the pension plans and in accordance with SFAS No. 87, "Employers' Accounting for Pensions," Solutia recorded a non-cash minimum pension liability of $262 million, an intangible asset of $68 million, an aftertax charge to shareholders' deficit of $122 million and a related deferred tax asset of $72 million at its measurement date of December 31, 2002.

    The Company is actively managing the funding of the pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). In the third quarter of 2002, Solutia made discretionary contributions of $17 million to the qualified pension plan to reduce the probability of larger contribution requirements in the future and to utilize available tax benefits. The Company also contributed $7 million in 2002 to fund its other benefit plans. According to IRS funding rules, Solutia does not expect to be required to make a pension contribution in 2003. However, future discretionary contributions will be considered based on actual market returns, pension cost projections and tax and other financial considerations.

    The funded status of Solutia's postretirement benefit plans at December 31, 2002, and 2001 was as follows:

                                                                                             Healthcare and
                                                                  Pension Benefits           Other Benefits
                                                                  -----------------         -----------------
                                                                  2002        2001          2002        2001
                                                                  -----       -----         -----       -----
FUNDED STATUS...............................................      $(587)      $(325)        $(803)      $(802)
Unrecognized actuarial loss.................................        298          27           151         132
Unrecognized prior service costs............................         95         116           (92)       (107)
                                                                  -----       -----         -----       -----
ACCRUED NET LIABILITY AT DECEMBER 31........................      $(194)      $(182)        $(744)      $(777)
                                                                  =====       =====         =====       =====

                              SOLUTIA INC.

    The accrued net liability was included in:

                                                                                             Healthcare and
                                                                  Pension Benefits           Other Benefits
                                                                  -----------------         -----------------
                                                                  2002        2001          2002        2001
                                                                  -----       -----         -----       -----
Prepaid benefit cost........................................      $  18       $  14         $  --       $  --
Accrued benefit cost........................................       (513)       (235)         (744)       (777)
Intangible asset............................................         99          31            --          --
Deferred tax asset..........................................         75           3            --          --
Accumulated other comprehensive loss........................        127           5            --          --
                                                                  -----       -----         -----       -----
ACCRUED NET LIABILITY.......................................      $(194)      $(182)        $(744)      $(777)
                                                                  =====       =====         =====       =====

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,601 million, $1,551 million and $1,017 million, respectively, as of December 31, 2002, and $1,643 million, $1,547 million and $1,313 million, respectively, as of December 31, 2001.

    The significant actuarial assumptions used to estimate the projected benefit obligation for the Company's principal pension, healthcare and other benefit plans were as follows:

                                                                                             Healthcare and
                                                                  Pension Benefits           Other Benefits
                                                                  -----------------         ----------------
                                                                  2002        2001          2002        2001
                                                                  -----       -----         -----       ----
Discount rate...............................................      6.75%       7.00%          6.75%      7.00%
Assumed long-term rate of return on plan assets.............      9.25%       9.50%            --         --
Annual rates of salary increase (for plans that base
  benefits on final compensation level).....................      3.75%       4.00%            --         --
Assumed trend rate for healthcare costs(1)..................        --          --          10.00%      5.25%
Ultimate trend rate for healthcare costs....................        --          --           5.00%      5.25%

--------
(1) Five year trend rate assumption was adjusted in 2002 to reflect market trends. Rate is assumed to decrease to
    5.0% by 2008 and remain at that level thereafter.

    A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2002:

                                                               1-Percentage-        1-Percentage-
                                                               Point Increase       Point Decrease
                                                               --------------       --------------
Effect on total service and interest cost components.....           $ --                 $ --
Effect on postretirement benefit obligation..............              2                   (2)

14. EMPLOYEE SAVINGS PLANS

    In connection with the spinoff, Monsanto common stock held by the Monsanto Employee Stock Ownership Plan (ESOP) and related Monsanto ESOP borrowings were allocated between Solutia and Monsanto. As a result of this allocation, Solutia received 2.4 million shares of Monsanto common stock and assumed $29 million of ESOP debt to third parties. Simultaneously, Solutia created its own ESOP, established a trust to hold the Monsanto shares, and issued a $29 million loan to the trust. The trust used the proceeds of the loan to repay the assumed third-party debt. Subsequent to the spinoff, the ESOP trust was required by government regulations to divest its holdings of Monsanto common stock and to use the proceeds to acquire Solutia common stock. The divestiture of Monsanto common stock and the purchase of Solutia common stock were completed in early 1998. At inception, the trust held 10,737,097 shares of Solutia common stock. As of December 31, 2002, there have been 10,737,097 shares allocated to participants. The ESOP loans to Solutia were repaid in 2002. The ESOP is no longer leveraged. During 2002, the ESOP purchased Solutia common stock on the open market to fund company match. The ESOP will fulfill future matching obligations with the use of treasury stock and open market purchases.

    Substantially all U.S. employees of Solutia are eligible to participate in the Solutia Inc. Savings and Investment Plan, a 401(k) plan. Shares held in the ESOP were used to make Solutia's matching contribution to eligible participants' accounts under this plan. The number of shares released was computed on each pay date based on formula that considers the participant contribution, the Solutia matching rate, and Solutia's closing stock price. Shares allocated to participant accounts totaled 433,536 shares in 2002, 1,160,203 shares in 2001, and

                              SOLUTIA INC.

1,314,341 shares in 2000. The value of these contributions was $4 million in 2002, $15 million in 2001 and $17 million in 2000. Company cash contributions during 2002 were used to repay ESOP loans of $2 million and to purchase Solutia common stock on the open market of $11 million. Compensation expense is equal to the cost of the shares allocated to participants and the cost to purchase Solutia's common stock on the open market.

    Information regarding the ESOP follows:

                                                                  2002       2001       2000
                                                                  ----       ----       ----
Total ESOP expense..........................................      $13         $8        $10
Interest portion of total ESOP expense......................       --          1          1
Cash contributions..........................................       13          7         10

15. STOCK OPTION PLANS

    Solutia has two stock-based incentive plans under which awards are being granted to officers and employees, the Solutia Inc. 2000 Stock-Based Incentive Plan and the Solutia Inc. 1997 Stock-Based Incentive Plan. The 2000 plan authorizes up to 5,400,000, and the 1997 plan up to 7,800,000, shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option granted may not exceed 10 years. At December 31, 2002, approximately 2,036,196 shares from the 2000 plan and 146,772 shares from the 1997 plan remained available for grants.

    During 2002, non-qualified options to purchase 393,000 shares of Solutia common stock were granted under the plans to current executive officers and other senior executives as a group, and non-qualified stock options to purchase 1,179,800 shares were granted to other employees at an average exercise price of $10.28 per share. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 2,960,000 and other employees totaled 9,080,318, through December 31, 2002. The options granted to Solutia's executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

    The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's board of directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors. Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At December 31, 2002, 65,650 shares of Solutia's common stock remained available for grants under the plan. Shares covered by options granted to non-employee directors totaled 24,833 in 2002, 25,167 in 2001 and 25,167 in 2000.

                              SOLUTIA INC.

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Solutia has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the Company's stock on the date of the grant. Had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, Solutia's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

                                                               2002         2001        2000
                                                              ------       ------       -----
NET INCOME (LOSS):
    As reported.........................................      $ (151)      $  (59)      $  49
    Deduct: Total stock-based employee compensation
      expense determined using the Black-Scholes option-
      pricing model for all awards, net of tax..........          (7)          (8)         (7)
                                                              ------       ------       -----
    Pro forma...........................................        (158)         (67)         42
EARNINGS (LOSS) PER SHARE:
    Basic--as reported..................................      $(1.44)      $(0.57)      $0.46
    Basic--pro forma....................................      $(1.51)      $(0.64)      $0.40
    Diluted--as reported................................      $(1.44)      $(0.57)      $0.46
    Diluted--pro forma..................................      $(1.51)      $(0.64)      $0.39

    Compensation expense resulting from the fair value method of SFAS No. 123 may not be representative of compensation expense to be incurred on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option-pricing model.

    The following weighted-average assumptions were used for grants of Solutia options in 2002, 2001 and 2000:

                                                                  2002       2001       2000
                                                                  ----       ----       ----
Expected dividend yield.....................................       0.4%       0.2%       0.2%
Expected volatility.........................................      54.7%      34.0%      34.0%
Risk-free interest rates....................................       4.3%       5.8%       6.0%
Expected option lives (years)...............................       5.0        5.0        5.0

    The weighted-average fair values of options granted were $5.08 in 2002, $5.57 in 2001 and $5.30 in 2000.

                              SOLUTIA INC.

    A summary of the status of Solutia's stock option plans for years ended December 31, 2002, 2001 and 2000 follows:

                                                                            Outstanding
                                                                 ---------------------------------
                                               Exercisable                        Weighted-Average
                                                 Options          Options          Exercise Price
                                               -----------       ----------       ----------------
December 31, 1999........................      18,878,930        26,764,505            $15.27
                                               ----------        ----------            ------
    Granted..............................                         1,912,043            $13.98
    Exercised............................                          (379,687)             6.74
    Expired..............................                        (1,283,570)            17.21
                                               ----------        ----------            ------
December 31, 2000........................      23,613,549        27,013,291            $15.21
                                               ----------        ----------            ------

    Granted..............................                         1,762,417            $13.68
    Exercised............................                        (1,796,038)             6.14
    Expired..............................                        (1,278,689)            16.32
                                               ----------        ----------            ------
December 31, 2001........................      22,015,711        25,700,981            $15.68
                                               ----------        ----------            ------

    Granted..............................                         1,597,633            $10.23
    Exercised............................                          (365,394)             5.57
    Expired..............................                        (1,582,710)            15.99
                                               ----------        ----------            ------
DECEMBER 31, 2002........................      21,712,940        25,350,510            $15.47
                                               ==========        ==========            ======

    The following table summarizes information about stock options outstanding at December 31, 2002:

OPTIONS OUTSTANDING:

              Range of                                      Weighted-Average
              Exercise                                         Remaining           Weighted-Average
               Prices                        Number         Contractual Life        Exercise Price
-------------------------------------      ----------       ----------------       ----------------
$ 3 to 7.............................       2,271,237             1.1                   $ 6.02
  8 to 11............................       1,559,246             8.9                    10.30
 12 to 15............................       5,113,893             6.2                    13.75
 16 to 18............................      10,203,056             4.1                    16.47
 19 to 22............................       5,972,199             5.1                    19.70
 23 to 29............................         230,879             5.3                    27.35
                                           ----------             ---                   ------
$ 3 to 29............................      25,350,510             4.8                   $15.47
                                           ==========             ===                   ======

OPTIONS EXERCISABLE:

                        Range of                                               Weighted-Average
                    Exercise Prices                             Number          Exercise Price
--------------------------------------------------------      ----------       ----------------
$ 3 to 7................................................       2,257,604            $ 6.03
  8 to 11...............................................          34,078             10.58
 12 to 15...............................................       3,421,524             13.71
 16 to 18...............................................      10,203,056             16.47
 19 to 22...............................................       5,565,799             19.66
 23 to 29...............................................         230,879             27.35
                                                              ----------            ------
$ 3 to 29...............................................      21,712,940            $15.87
                                                              ==========            ======

16. CAPITAL STOCK

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

    The Company has 10 million shares of preferred stock, par value $0.01 per share, authorized. As of December 31, 2002, there were no preferred shares issued or outstanding.

17. COMMITMENTS AND CONTINGENCIES

    Commitments, principally in connection with uncompleted additions to property, were approximately $7 million at December 31, 2002. Solutia was contingently liable as a guarantor principally in connection with bank loans totaling approximately $9 million in 2001. In addition, as of December 31, 2002, the Company was contingently liable under letters of credit, primarily related to environmental remediation, totaling
$128 million, $11 million of which were cash collaterized. Solutia collaterized an additional $39 million of letters of credit on January 31, 2003, with proceeds from the divestiture of the resins, additives and adhesives businesses. Solutia's future minimum payments under noncancelable operating leases and unconditional purchase obligations are $25 million for 2003, $26 million for 2004, $20 million for 2005, $17 million for 2006, $50 million for 2007, and $66 million thereafter.

    Solutia has entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the products. The unamortized deferred credits were approximately
$161 million at December 31, 2002, and approximately $175 million at December 31, 2001.

    The more significant concentrations in Solutia's trade receivables at year-end were:

                                                                         2002
                                               ---------------------------------------------------------
                                               North        Europe/      Latin        Asia
                                               America      Africa       America      Pacific      Total
                                               -------      -------      -------      -------      -----
Glass....................................        $11          $38          $10          $11         $70
Chemicals................................         42           18            2            9          71
Carpet...................................         28            1           --            1          30

                                                                         2001
                                               ---------------------------------------------------------
                                                North       Europe/       Latin        Asia
                                               America      Africa       America      Pacific      Total
                                               -------      -------      -------      -------      -----
Glass....................................        $12          $37          $10          $ 9         $68
Chemicals................................         27           16            2           12          57
Carpet...................................         32            1           --           --          33

    Management does not anticipate losses on its trade receivables in excess of established allowances.

    Off-Balance Sheet Arrangements

    In 1993, a co-generation facility was constructed at the Pensacola, Florida manufacturing site to provide the plant with electricity and steam. Solutia financed the construction by placing the co-generation facility in a trust that was funded by a syndicate of commercial banks. This arrangement enabled the Company to lease the facility rather than acquire it. Solutia makes operating lease payments of approximately
$2 million annually and the lease term is co-terminous with the Amended Credit Facility. As required by the Amended Credit

                              SOLUTIA INC.

Facility, Solutia used a portion of the expected proceeds from the sale of the resins, additives and adhesives businesses to purchase the co-generation facility from the trust for approximately $32 million during the first quarter of 2003.

    In 1999, the Company's corporate headquarters office building was constructed in St. Louis, Missouri. Solutia financed the construction of the building by placing the facility in a trust that was funded by a syndicate of financial institutions. This arrangement enabled the Company to lease the facility rather than acquire it. Solutia makes operating lease payments of approximately $3 million annually. The lease term expires in August 2007 at which time the Company has the option to refinance the building through a similar lease arrangement, purchase the building from the trust for the lease balance of approximately
$43 million or sell the building on behalf of the trust and deliver the proceeds to the trust. Solutia has provided the trust a residual value guaranty of approximately $35 million in the event that the building is sold for less than the lease balance or cannot be sold. Although current commercial real estate values in St. Louis, Missouri metropolitan area have declined recently because of the general weakening of the economy in the United States, the Company estimates that the fair value of the building exceeds the residual value guaranty and will continue to do so in the foreseeable future. As a result, the Company does not expect this guarantee to have a financial statement impact. The Company intends to refinance the building with a similar leasing arrangement when the current lease expires. Based on the terms of the lease agreements and the residual value guarantee Solutia provides to the trust, the Company expects to be the primary beneficiary. As a result, Solutia would be required to consolidate the assets and liabilities held by the trust in the third quarter of 2003.

    Contingencies

    In connection with the completion of the external financing agreement for Astaris, which expires in September of 2005, Solutia and its equal partner in the venture, FMC Corporation, contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. The financial benchmarks were based on forecasted earnings that were developed when the joint venture was formed in April 2000. Astaris' earnings have fallen short of the forecast underlying its external financing agreement due to numerous factors including significantly less than planned utilization of its purified wet acid technology, lower sales volumes and lower average selling prices due to the prolonged weak U.S. economy. As a result of these earnings shortfalls versus the original expectations developed at the time the venture was formed, Solutia has been required to make additional investments of $30 million in 2002 and $31 million in 2001 to the joint venture. These payments have largely been used to reduce debt outstanding within the venture. At December 31, 2002, net debt (total debt less cash) for Astaris totaled $160 million, $59 million lower than net debt at the end of the prior year. Solutia and FMC are evaluating other financing alternatives for the joint venture. However, if no new financing arrangements are in place for 2003, Solutia anticipates required contributions of approximately $50 million for 2003. Contributions are recorded in the Investments in Affiliates line on the Statement of Consolidated Financial Position.

    The Statement of Consolidated Financial Position included accrued liabilities of $146 million at December 31, 2002, and $165 million at December 31, 2001, for the remediation of identified waste disposal sites. Expenditures related to remediation activities were $26 million in 2002, $40 million in 2001, and $26 million in 2000. Solutia expects to incur expenditures in the range of $30 million to $40 million annually for remediation activities for the foreseeable future.

    Uncertainties related to recorded environmental liabilities include changing governmental policy and regulations, judicial proceedings, the method and extent of remediation and future changes in technology. The Company believes that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on the consolidated financial position or liquidity, but could have a material adverse effect on net income in any given period.

    Mortgages on the plants located in Decatur, Alabama; Springfield, Massachusetts; Trenton, Michigan; Greenwood, South Carolina; Alvin (Chocolate Bayou), Texas; Pensacola, Florida; and Martinsville, Virginia constitute a portion of the collateral securing the Amended Credit Facility, publicly issued debt, and obligations under certain other financing facilities. In addition, there is a mechanics' lien filed by Fluor Daniel, a division of Fluor Enterprises, Inc., against the Chocolate Bayou facility, currently in the amount of $10 million, securing the remaining payments the Company has agreed to make to Fluor Daniel over a three-year period in settlement of litigation arising out of the construction of an acrylonitrile facility at the Chocolate Bayou plant.

    As discussed in Item 3 to this report, because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time we became an independent company, we assumed liabilities related to specified legal proceedings from the former Monsanto Company (now known as Pharmacia Corporation), under an agreement known as the Distribution Agreement. As a result, although Monsanto remains the named defendant, the Company is required to manage the litigation and indemnify Monsanto for costs, expenses and judgments arising from the litigation. While the results of litigation cannot be predicted with certainty, the Company does not believe, based on currently available facts, that the ultimate resolution of any of these preceding matters will have a material adverse effect on our financial position or

                              SOLUTIA INC.

liquidity in any one year. However, resolution in those cases described below involving the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site and the Penndot case, also described below, may have a material adverse effect on net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability. In addition, there cannot be any assurance that any final judgment against the Company in the Anniston, Alabama cases, if upheld on appeal, will not have a material adverse effect on financial position and liquidity.

    Monsanto manufactured PCBs at the Anniston, Alabama plant from 1935 to 1971. Solutia is defending a number of actions in state and federal court in Alabama relating to the alleged emission of PCBs and other allegedly hazardous materials from that plant. Plaintiffs claim to suffer from various personal injuries and are allegedly fearful of future illness. Some claim property damage. To date we have settled approximately 5,900 PCB claims relating to Anniston. Four cases originally filed on behalf of approximately 3,500 plaintiffs were consolidated and a trial of the claims of 16 individuals and one business from that group of plaintiffs is in progress. Plaintiffs in the current trial are claiming property damage and mental anguish and are seeking compensatory and punitive damages and injunctive relief. The jury in that case has returned a verdict finding Solutia liable to plaintiffs on theories of negligence, wantonness, suppression of the truth, nuisance, trespass and outrage. The issue of damages has not yet been submitted to the jury. The jury also determined that the circumstances in Anniston constitute a public nuisance. The Alabama Attorney General and the District Attorneys in four counties around Anniston intervened in this matter as plaintiffs for the public nuisance count. They seek an order compelling Solutia to pay for a study of the impact of PCBs in the area, and formulating a plan and setting a schedule for cleanup. In addition, the Alabama Department of Environmental Management intervened in this matter to assure that any decision reached has a sound scientific basis. Another Anniston case pending in federal court in Birmingham, Alabama, filed on behalf of 1,116 minor plaintiffs, now involves approximately 17,000 adult and minor plaintiffs. Those plaintiffs claim to suffer unspecified injuries and assert their right to medical monitoring and testing, and seek compensatory and punitive damages in unspecified amounts. The case will proceed in phases, with trial of the claims of 8 Phase I plaintiffs scheduled to begin after July 31, 2003. These cases are being vigorously defended.

    Solutia is also defending an action brought against Monsanto in the Commonwealth Court of Pennsylvania relating to the discovery of low levels of PCBs in the Transportation & Safety Building owned by the Commonwealth in Harrisburg, Pennsylvania. The Commonwealth sought recovery of costs it allegedly incurred in testing, monitoring, cleanup, demolition and temporary relocation of Commonwealth employees allegedly caused by the PCBs found in the building. In addition the Commonwealth sought the cost of constructing a new building on the site of the T&S Building. After trial a judgment was entered against Monsanto in the amount of $59.5 million, and Solutia filed an appeal with the Pennsylvania Supreme Court. This matter is being vigorously defended. Liability, if any, that may result from litigation against Solutia is not determinable. Management does not believe that the ultimate resolution of these cases will have a material adverse impact on its consolidated financial position or liquidity. However, it is possible that a resolution of these cases may have a material adverse impact on Solutia's net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability.

18. SUPPLEMENTAL DATA

    Supplemental income statement data from continuing operations were:

                                                                   2002         2001         2000
                                                                  ------       ------       ------
    Raw material and energy costs...........................      $1,008       $  969       $1,045
    Employee compensation and benefits......................         693          706          746
    Taxes other than income.................................          94          102          104
    Rent expense............................................          39           33           35
    Provision for doubtful accounts.........................          --           11           11
    Technological expenses:
        Research and development............................          39           43           57
        Engineering, commercial development and patent......           8            7           10
                                                                  ------       ------       ------
    Total technological expenses............................          47           50           67
    Interest expense:
        Total interest cost.................................          85           72           72
        Less capitalized interest...........................           1            2           17
                                                                  ------       ------       ------
    Net interest expense....................................          84           70           55

                              SOLUTIA INC.

19. SEGMENT AND GEOGRAPHIC DATA

    In anticipation of the divestiture of the resins, additives and adhesives businesses, Solutia reorganized its management structure and realigned its reportable segments during the fourth quarter of 2002. Solutia's new reportable segments and their major products are as follows:

             PERFORMANCE PRODUCTS AND SERVICES                                       INTEGRATED NYLON
-------------------------------------------------------------   ------------------------------------------------------------
SAFLEX(R) plastic interlayer                                    Nylon intermediate "building block" chemicals

Polyvinyl butyral for KEEPSAFE(R), SAFLEX INSIDE(R) (in         Merchant polymer and nylon extrusion polymers, including
  Europe only) and KEEPSAFE MAXIMUM(R) laminated window           VYDYNE(R) and ASCEND(R)
  glass

LLUMAR(R), VISTA(R) and GILA(R) professional and retail         Carpet fibers, including the WEAR-DATED(R) and ULTRON(R)
  window films                                                    brands

VANCEVA(TM) films                                               Industrial nylon fibers

Conductive and anti-reflective coated films and deep-dyed       ACRILAN(R) acrylic fibers for apparel, upholstery fabrics,
  films                                                           craft yarns and other applications

Industrial products, including THERMINOL(R) heat transfer fluids, DEQUEST(R) water treatment chemicals, SKYDROL(R) aviation hydraulic fluids, SKYKLEEN(R) aviation solvents, and chlorobenzenes

Services for process research and development, scale-up manufacturing and small volume licensed production for the pharmaceutical industry

    Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes (EBIT), which includes marketing, administrative, technological, and amortization expenses and other restructuring and asset impairment charges that can be directly attributable to the segment profit/(loss). Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings (loss) from affiliates, interest expense, other income--net and expense items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment.

    Solutia's 2002, 2001 and 2000 segment information follows:

                                                                        Year Ended December 31,
                                        ---------------------------------------------------------------------------------------
                                                  2002                           2001                           2000
                                        -------------------------      -------------------------      -------------------------
                                                 Inter-                         Inter-                         Inter-
                                         Net     segment                Net     segment                Net     segment
                                        Sales     Sales    Profit      Sales     Sales    Profit      Sales     Sales    Profit
                                        ------   -------   ------      ------   -------   ------      ------   -------   ------
SEGMENT:
    Performance Products and
      Services....................      $  945     $--     $  78       $  960     $--     $  77       $1,128     $ 1     $ 111
    Integrated Nylon..............       1,296      --        24        1,308      --         6        1,490      --       (33)
                                        ------     ---     -----       ------     ---     -----       ------     ---     -----
SEGMENT TOTALS....................       2,241      --       102        2,268      --        83        2,618       1        78
RECONCILIATION TO CONSOLIDATED
  TOTALS:
    Sales eliminations............                                                                        (1)     (1)
    Corporate expenses............                           (61)                          (121)                          (115)
    Equity earnings (loss) from
      affiliates..................                            14                            (13)                            37
    Interest expense..............                           (84)                           (70)                           (55)
    Gain on sale of Polymer
      Modifiers business..........                            --                             --                             73
    Other income (expense)--net...                            10                             (3)                            12
                                        ------     ---                 ------     ---                 ------     ---
CONSOLIDATED TOTALS:
    NET SALES.....................      $2,241     $--                 $2,268     $--                 $2,617     $--
                                        ======     ===     -----       ======     ===     -----       ======     ===     -----
    INCOME (LOSS) BEFORE INCOME
      TAXES.......................                         $ (19)                         $(124)                         $  30
                                                           =====                          =====                          =====

                              SOLUTIA INC.

                                                               Year Ended December 31,
                                         --------------------------------------------------------------------
                                                      2002                                 2001
                                         -------------------------------      -------------------------------
                                                  Capital   Depreciation               Capital   Depreciation
                                                  Expen-        and                    Expen-        and
                                         Assets   ditures   Amortization      Assets   ditures   Amortization
                                         ------   -------   ------------      ------   -------   ------------
SEGMENT:
 Performance Products and
   Services........................      $  923     $35         $ 50          $  889     $ 63        $ 56
 Integrated Nylon..................         882      21           79             901       20          83
                                         ------     ---         ----          ------     ----        ----
SEGMENT TOTALS.....................      $1,805     $56         $129          $1,790     $ 83        $139
RECONCILIATION TO CONSOLIDATED
  TOTALS:
 Unallocated amounts...............         901       3            5             877        -           4
                                         ------     ---         ----          ------     ----        ----
CONSOLIDATED TOTALS................      $2,706     $59         $134          $2,667     $ 83        $143
                                         ======     ===         ====          ======     ====        ====

                                         Year Ended December 31,
                                     -------------------------------
                                                  2000
                                     -------------------------------
                                              Capital   Depreciation
                                              Expen-        and
                                     Assets   ditures   Amortization
                                     ------   -------   ------------
SEGMENT:
 Performance Products and
   Services........................  $  904     $ 49        $ 66
 Integrated Nylon..................   1,102      159          83
                                     ------     ----        ----
SEGMENT TOTALS.....................  $2,006     $208        $149
RECONCILIATION TO CONSOLIDATED
  TOTALS:
 Unallocated amounts...............     749        3           3
                                     ------     ----        ----
CONSOLIDATED TOTALS................  $2,755     $211        $152
                                     ======     ====        ====

    Solutia's geographic information for 2002, 2001 and 2000 follows:

                                                                             Net Sales                    Long-Lived Assets
                                                                  --------------------------------       -------------------
                                                                   2002         2001         2000         2002         2001
                                                                  ------       ------       ------       ------       ------
    U.S.....................................................      $1,382       $1,465       $1,803       $  777       $  824
    Other countries.........................................         859          803          814          153          136
                                                                  ------       ------       ------       ------       ------
    CONSOLIDATED TOTALS.....................................      $2,241       $2,268       $2,617       $  930       $  960
                                                                  ======       ======       ======       ======       ======

                              SOLUTIA INC.

20. QUARTERLY DATA--UNAUDITED

                                                                   First        Second         Third        Fourth       Total
                                                                  Quarter       Quarter       Quarter       Quarter       Year
                                                                  -------       -------       -------       -------      ------
    Net Sales from Continuing Operations.........      2002        $ 520         $ 585         $ 574         $ 562       $2,241
    Net Sales from Discontinued Operations.......      2002        $ 134         $ 151         $ 144         $ 130       $  559
    Net Sales Previously Reported on Form 10-Q...      2002        $ 654         $ 736         $ 718         $ 692       $2,800

    Net Sales from Continuing Operations.........      2001        $ 594         $ 594         $ 562         $ 518       $2,268
    Net Sales from Discontinued Operations.......      2001        $ 153         $ 143         $ 128         $ 125       $  549
    Net Sales Previously Reported on Form 10-Q...      2001        $ 747         $ 737         $ 690         $ 643       $2,817

    Gross Profit from Continuing Operations......      2002           87            96            86            94          363
    Gross Profit from Discontinued Operations....      2002           35            41            34            21          131
    Gross Profit Previously Reported on Form 10-Q      2002          122           137           120           115          494

    Gross Profit from Continuing Operations......      2001           93            98           104            15          310
    Gross Profit from Discontinued Operations....      2001           35            30            25            29          119
    Gross Profit Previously Reported on Form 10-Q      2001          128           128           129            44          429

    Income (Loss) before Discontinued Operations
      and Cumulative Effect of Change in
      Accounting Principle.......................      2002            4            11            (6)          (17)          (8)
    Income from Discontinued Operations..........      2002           10            12             6            (4)          24
    Income (Loss) before Cumulative Effect of
      Change in Accounting Principle.............      2002           14            23            --           (21)          16

    Income (Loss) before Discontinued Operations
      and Cumulative Effect of Change in
      Accounting Principle.......................      2001            5             8             8          (102)         (81)
    Income from Discontinued Operations..........      2001           17             5            (1)            1           22
    Income (Loss) before Cumulative Effect of
      Change in Accounting Principle.............      2001           22            13             7          (101)         (59)

    Basic Earnings (Loss) per Share..............      2002         0.13          0.22            --         (0.20)        0.15
                                                       2001         0.21          0.13          0.07         (0.97)       (0.57)

    Diluted Earnings (Loss) per Share............      2002         0.13          0.22            --         (0.20)        0.15
                                                       2001         0.21          0.12          0.07         (0.97)       (0.57)

    Net Income (Loss)............................      2002         (153)           23            --           (21)        (151)
                                                       2001           22            13             7          (101)         (59)
    Common Stock Price:
        2002.....................................      HIGH        13.20          8.92          7.10          5.95        13.20
                                                        LOW         6.12          7.10          4.51          2.81         2.81

        2001.....................................      High        14.85         15.07         14.14         14.28        15.07
                                                        Low        12.06         12.03         11.25         11.71        11.25

    Net loss in the first quarter of 2002 includes an aftertax gain of $3 million from the sale of the Company's 50 percent interest in the Advanced Elastomer Systems joint venture. Net income in the third quarter of 2002 includes aftertax charges of $3 million related to the resolution of a construction dispute with the contractor of the acrylonitrile plant in Alvin, (Chocolate Bayou) Texas and an aftertax charge of $8 million for a non-cash pension settlement loss because of the significant amount of lump sum distributions from the pension plan. Net loss in the fourth quarter of 2002 includes $4 million of charges for the Flexsys joint venture related to the write-down of production assets to fair market value at its Nitro, West Virginia, facility, and an aftertax charge of $3 million for a non-cash pension settlement loss because of the significant amount of lump sum distributions from the pension plan.

    Net loss in the fourth quarter of 2001 includes aftertax charges of $96 million to cover Solutia's share of restructuring costs at its Astaris and Flexsys joint ventures, increases to environmental and self-insurance reserves, additional severance costs and the write down of certain non-performing assets.

                              SOLUTIA INC.

    Under SFAS No. 128, "Earnings per Share," the quarterly and total year calculations of basic and diluted earnings (loss) per share are based on weighted average shares outstanding for that quarterly or total year period, respectively. As a result, the sum of diluted earnings
(loss) per share for the quarterly periods may not equal total year earnings (loss) per share.

21. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

    CPFilms, Inc., Monchem International, Inc., Monchem, Inc., and Solutia Systems, Inc., wholly-owned subsidiaries of the Company (the "Guarantors"), are guarantors of the Amended Credit Facility and the Notes (see Note 11). The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries who do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of December 31, 2002 and December 31, 2001, and for the years ended December 31, 2002, 2001 and 2000. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. The Company has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                              SOLUTIA INC.

                                                CONSOLIDATING STATEMENT OF LOSS
                                             TWELVE MONTHS ENDED DECEMBER 31, 2002

                                                     (DOLLARS IN MILLIONS)

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET SALES............................         $1,723            $ 153            $ 661             $(296)             $2,241
Cost of goods sold...................          1,583               64              541              (310)              1,878
                                              ------            -----            -----             -----              ------
GROSS PROFIT.........................            140               89              120                14                 363

Marketing expenses...................            103               19               25                --                 147
Administrative expenses..............             91                7               30                --                 128
Technological expenses...............             43                2                2                --                  47
Amortization expense.................             --               --                3                --                   3
                                              ------            -----            -----             -----              ------
OPERATING INCOME (LOSS)..............            (97)              61               60                14                  38

Equity earnings (loss) from
  affiliates--net of tax.............            (36)            (173)              --               222                  13
Interest expense.....................           (148)              (8)            (123)              195                 (84)
Other income--net....................             22              102               84              (194)                 14
                                              ------            -----            -----             -----              ------
INCOME (LOSS) BEFORE INCOME TAXES....           (259)             (18)              21               237                 (19)
Income taxes (benefit)...............            (86)              54               25                (4)                (11)
                                              ------            -----            -----             -----              ------
LOSS FROM CONTINUING OPERATIONS
  BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE............           (173)             (72)              (4)              241                  (8)
Income from Discontinued Operations,
  net of tax.........................             24               59               57              (116)                 24
Cumulative Effect of Change in
  Accounting Principle...............             (2)              --             (165)               --                (167)
                                              ------            -----            -----             -----              ------
NET LOSS.............................         $ (151)           $ (13)           $(112)            $ 125              $ (151)
                                              ======            =====            =====             =====              ======

                                    CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                             TWELVE MONTHS ENDED DECEMBER 31, 2002

                                                     (DOLLARS IN MILLIONS)

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET LOSS.............................         $(151)             $(13)           $(112)            $ 125              $(151)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.....           119               122               20              (142)               119
Net unrealized loss on derivative
  instruments, net of tax............             1                --               --                --                  1
Minimum pension liability
  adjustments, net of tax............          (122)               --              (11)               11               (122)
                                              -----              ----            -----             -----              -----
COMPREHENSIVE INCOME (LOSS)..........         $(153)             $109            $(103)            $  (6)             $(153)
                                              =====              ====            =====             =====              =====

                              SOLUTIA INC.

                                            CONSOLIDATING STATEMENT OF INCOME (LOSS)
                                             TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                     (DOLLARS IN MILLIONS)

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET SALES............................         $1,773            $ 145            $ 664             $(314)             $2,268
Cost of goods sold...................          1,678               63              546              (329)              1,958
                                              ------            -----            -----             -----              ------
GROSS PROFIT.........................             95               82              118                15                 310

Marketing expenses...................            113               17               12                --                 142
Administrative expenses..............             95                7               40                --                 142
Technological expenses...............             45                2                3                --                  50
Amortization expense.................             --                6                6                --                  12
                                              ------            -----            -----             -----              ------
OPERATING INCOME (LOSS)..............           (158)              50               57                15                 (36)

Equity earnings (loss) from
  affiliates--net of tax.............            122                8               (4)             (139)                (13)
Interest expense.....................           (132)              (7)            (140)              209                 (70)
Other income (expense)--net..........            (19)             127              111              (224)                 (5)
                                              ------            -----            -----             -----              ------
INCOME (LOSS) BEFORE INCOME TAXES....           (187)             178               24              (139)               (124)
Income taxes (benefit)...............           (106)              54                9                --                 (43)
                                              ------            -----            -----             -----              ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS.........................            (81)             124               15              (139)                (81)
Income from Discontinued Operations,
  net of tax.........................             22               45               45               (90)                 22
                                              ------            -----            -----             -----              ------
NET INCOME (LOSS)....................         $  (59)           $ 169            $  60             $(229)             $  (59)
                                              ======            =====            =====             =====              ======

                                    CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                            TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                     (DOLLARS IN MILLIONS)

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET INCOME (LOSS)....................          $(59)             $169             $ 60             $(229)              $(59)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.....           (37)              (45)             (12)               57                (37)
Cumulative effect of accounting
  change, net of tax.................             2                --               --                --                  2
Net loss on derivative instruments,
  net of tax.........................            (3)               --               --                --                 (3)
Minimum pension liability
  adjustments, net of tax............             2                --               --                --                  2
                                               ----              ----             ----             -----               ----
COMPREHENSIVE INCOME (LOSS)..........          $(95)             $124             $ 48             $(172)              $(95)
                                               ====              ====             ====             =====               ====

                              SOLUTIA INC.

                                               CONSOLIDATING STATEMENT OF INCOME
                                             TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                    (DOLLARS IN MILLIONS)

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET SALES............................         $2,114             $144             $675             $(316)             $2,617
Cost of goods sold...................          1,999               53              548              (331)              2,269
                                              ------             ----             ----             -----              ------
GROSS PROFIT.........................            115               91              127                15                 348

Marketing expenses...................            130               15              (10)               (1)                134
Administrative expenses..............             84                7               60                --                 151
Technological expenses...............             47                2               18                --                  67
Amortization expense.................            (21)               6               29                (3)                 11
                                              ------             ----             ----             -----              ------
OPERATING INCOME (LOSS)..............           (125)              61               30                19                 (15)

Equity earnings (loss) from
  affiliates--net of tax.............            135              (58)              (9)              (32)                 35
Interest expense.....................           (112)              (9)            (141)              207                 (55)
Gain on sale of Polymer Modifiers
  business...........................             73               --               --                --                  73
Other income--net....................            (11)             137               86              (221)                 (8)
                                              ------             ----             ----             -----              ------
INCOME (LOSS) BEFORE INCOME TAXES....            (40)             131              (34)              (27)                 30
Income taxes (benefit)...............            (76)              44               27                (1)                 (6)
                                              ------             ----             ----             -----              ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS.........................             36               87              (61)              (26)                 36
Income from Discontinued Operations,
  net of tax.........................             13               97               98              (195)                 13
                                              ------             ----             ----             -----              ------
NET INCOME...........................         $   49             $184             $ 37             $(221)             $   49
                                              ======             ====             ====             =====              ======

                                     CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                             TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                       (DOLLARS IN MILLIONS)

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET INCOME...........................          $ 49              $184             $ 37             $(221)              $ 49
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.....           (86)              (76)             (28)              104                (86)
Minimum pension liability
  adjustments, net of tax............             7                --               --                --                  7
                                               ----              ----             ----             -----               ----
COMPREHENSIVE INCOME (LOSS)..........          $(30)             $108             $  9             $(117)              $(30)
                                               ====              ====             ====             =====               ====

                              SOLUTIA INC.

                                                  CONSOLIDATING BALANCE SHEET
                                                      DECEMBER 31, 2002

                                                    (DOLLARS IN MILLIONS)

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents............         $   --            $   --           $   17           $    --             $   17
Trade receivables, net...............             12               146              112                --                270
Intercompany receivables.............             28               567              357              (952)                --
Miscellaneous receivables............             69                --               28                --                 97
Prepaid expenses.....................             14                 1                2                --                 17
Deferred income tax benefit..........             82                --               19                 7                108
Inventories..........................            167                23               92               (20)               262
Current Assets--Discontinued
  Operations.........................             85                10              541                --                636
                                              ------            ------           ------           -------             ------
        TOTAL CURRENT ASSETS.........            457               747            1,168              (965)             1,407
PROPERTY, PLANT AND EQUIPMENT:
Land.................................             17                --                2                --                 19
Buildings............................            266                25               84                --                375
Machinery and equipment..............          2,482                71              393                --              2,946
Construction in progress.............             15                 1               10                --                 26
                                              ------            ------           ------           -------             ------
Total property, plant and
  equipment..........................          2,780                97              489                --              3,366
Less accumulated depreciation........          2,082                19              335                --              2,436
                                              ------            ------           ------           -------             ------
NET PROPERTY, PLANT AND EQUIPMENT....            698                78              154                --                930
INVESTMENTS IN AFFILIATES............          2,990                33               30            (2,821)               232
GOODWILL.............................             --                72               72                --                144
IDENTIFIED INTANGIBLE ASSETS, NET....              3                26               37                --                 66
LONG-TERM DEFERRED INCOME TAX
  BENEFIT............................            278                --               12                --                290
INTERCOMPANY ADVANCES................            128             2,126            1,461            (3,715)                --
OTHER ASSETS.........................            241                 1               31                --                273
                                              ------            ------           ------           -------             ------
        TOTAL ASSETS.................         $4,795            $3,083           $2,965           $(7,501)            $3,342
                                              ======            ======           ======           =======             ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable.....................         $  191            $    8           $   35           $    --             $  234
Intercompany payables................            463               152              337              (952)                --
Wages and benefits...................             20                --               22                --                 42
Postretirement liabilities...........             92                --                1                --                 93
Miscellaneous accruals...............            179                10              125                --                314
Short-term debt......................            233                --              125                --                358
Intercompany short-term debt.........            201                23              268              (492)                --
Current Liabilities--Discontinued
  Operations.........................             33                --              132                --                165
                                              ------            ------           ------           -------             ------
TOTAL CURRENT LIABILITIES............          1,412               193            1,045            (1,444)             1,206
LONG-TERM DEBT.......................            630                --              209                --                839
INTERCOMPANY LONG-TERM DEBT..........          1,586                98            1,539            (3,223)                --
POSTRETIREMENT LIABILITIES...........          1,137                --               27                --              1,164
OTHER LIABILITIES....................            279                --              104                (1)               382
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock.........................              1                --               --                --                  1
    Additional contributed capital...             19                --               --                --                 19
    Treasury stock...................           (251)               --               --                --               (251)
    Net (deficiency) excess of assets
      at spinoff and
      subsidiary capital.............           (113)            2,792               41            (2,833)              (113)
Accumulated other comprehensive
  loss...............................           (146)               --               --                --               (146)
Reinvested earnings..................            241                --               --                --                241
                                              ------            ------           ------           -------             ------
TOTAL SHAREHOLDERS' EQUITY
  (DEFICIT)..........................           (249)            2,792               41            (2,833)              (249)
                                              ------            ------           ------           -------             ------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)...................         $4,795            $3,083           $2,965           $(7,501)            $3,342
                                              ======            ======           ======           =======             ======

                              SOLUTIA INC.

                                                  CONSOLIDATING BALANCE SHEET
                                                       DECEMBER 31, 2001

                                                     (DOLLARS IN MILLIONS)

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents............         $    3            $    1           $   19           $     --            $   23
Trade receivables, net...............            (10)              172              102                 --               264
Intercompany receivables.............          2,899             3,354              133             (6,386)               --
Miscellaneous receivables............             76                --               24                 --               100
Prepaid expenses.....................             12                --                3                 --                15
Deferred income tax benefit..........             95                --               21                  7               123
Inventories..........................            148                22               90                (18)              242
Current Assets--Discontinued
  Operations.........................             18                 7              129                 --               154
                                              ------            ------           ------           --------            ------
TOTAL CURRENT ASSETS.................          3,241             3,556              521             (6,397)              921
PROPERTY, PLANT AND EQUIPMENT:
Land.................................             18                --               --                 --                18
Buildings............................            268                22               72                 --               362
Machinery and equipment..............          2,453                52              341                 --             2,846
Construction in progress.............             18                19               10                 --                47
                                              ------            ------           ------           --------            ------
Total property, plant and
  equipment..........................          2,757                93              423                 --             3,273
Less accumulated depreciation........          2,010                14              289                 --             2,313
                                              ------            ------           ------           --------            ------
NET PROPERTY, PLANT AND EQUIPMENT....            747                79              134                 --               960
INVESTMENTS IN AFFILIATES............          3,139               206               26             (3,058)              313
GOODWILL, NET........................             --                72               54                 --               126
IDENTIFIED INTANGIBLE ASSETS, NET....              3                26               35                 --                64
LONG-TERM DEFERRED INCOME TAX
  BENEFIT............................            242                --                9                 --               251
INTERCOMPANY ADVANCES................            128             2,010            1,812             (3,950)               --
LONG-TERM ASSETS--DISCONTINUED
  OPERATIONS.........................             27                --              560                 --               587
OTHER ASSETS.........................            161                --               25                 --               186
                                              ------            ------           ------           --------            ------
        TOTAL ASSETS.................         $7,688            $5,949           $3,176           $(13,405)           $3,408
                                              ======            ======           ======           ========            ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable.....................         $  155            $    9           $   33           $     (2)           $  195
Intercompany payables................          3,272             2,994              120             (6,386)               --
Wages and benefits...................             22                --               21                 --                43
Postretirement liabilities...........             81                --                1                 --                82
Miscellaneous accruals...............            199                11              123                 --               333
Short-term debt......................            682                --                1                 --               683
Intercompany short-term debt.........            187                31              112               (330)               --
Current Liabilities--Discontinued
  Operations.........................             22                --               58                 --                80
                                              ------            ------           ------           --------            ------
TOTAL CURRENT LIABILITIES............          4,620             3,045              469             (6,718)            1,416
LONG-TERM DEBT.......................            448                --              178                 --               626
INTERCOMPANY LONG-TERM DEBT..........          1,494                45            2,080             (3,619)               --
POSTRETIREMENT LIABILITIES...........            921                --                8                 --               929
LONG-TERM LIABILITIES--DISCONTINUED
  OPERATIONS.........................              5                --              102                 --               107
OTHER LIABILITIES....................            313                 6              124                 --               443
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock.........................              1                --               --                 --                 1
    Treasury stock...................           (257)               --               --                 --              (257)
    Net (deficiency) excess of assets
      at spinoff and
      subsidiary capital.............           (113)            2,853              215             (3,068)             (113)
Unearned ESOP shares.................             (1)               --               --                 --                (1)
Accumulated other comprehensive
  loss...............................           (144)               --               --                 --              (144)
Reinvested earnings..................            401                --               --                 --               401
                                              ------            ------           ------           --------            ------
TOTAL SHAREHOLDERS' EQUITY
  (DEFICIT)..........................           (113)            2,853              215             (3,068)             (113)
                                              ------            ------           ------           --------            ------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)...................         $7,688            $5,949           $3,176           $(13,405)           $3,408
                                              ======            ======           ======           ========            ======

                              SOLUTIA INC.

                                        CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                            TWELVE MONTHS ENDED DECEMBER 31, 2002

                                                     (DOLLARS IN MILLIONS)

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------

CASH FROM (USED IN) OPERATIONS.......         $ (72)            $ 123            $ 120             $  --              $ 171
                                              -----             -----            -----             -----              -----

INVESTING ACTIVITIES:

Property, plant and equipment
  purchases..........................           (36)               (6)             (26)               --                (68)

Acquisition and investment payments,
  net of cash acquired...............           (37)               --               --                --                (37)

Property disposals and investment
  proceeds...........................           118                --               --                --                118
                                              -----             -----            -----             -----              -----
CASH FROM (USED IN) INVESTING
  ACTIVITIES.........................            45                (6)             (26)               --                 13
                                              -----             -----            -----             -----              -----

FINANCING ACTIVITIES:

Net change in short-term debt
  obligations........................          (450)               --              123                --               (327)

Net change in long-term debt
  obligations........................           181                --                1                --                182

Issuance of stock warrants...........            19                --               --                --                 19

Common stock issued under employee
  stock plans........................             2                --               --                --                  2

Other financing activities...........           (66)               --               --                --                (66)

Changes in investments and advances
  from (to) affiliates...............           338              (118)            (220)               --                 --
                                              -----             -----            -----             -----              -----

CASH FROM (USED IN) FINANCING
  ACTIVITIES.........................            24              (118)             (96)               --               (190)
                                              -----             -----            -----             -----              -----

DECREASE IN CASH AND CASH
  EQUIVALENTS........................            (3)               (1)              (2)               --                 (6)

CASH AND CASH EQUIVALENTS:

BEGINNING OF YEAR....................             3                 1               19                --                 23
                                              -----             -----            -----             -----              -----

END OF PERIOD........................         $  --             $  --            $  17             $  --              $  17
                                              =====             =====            =====             =====              =====

                              SOLUTIA INC.

                                        CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                             TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                     (DOLLARS IN MILLIONS)

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------

CASH FROM (USED IN) OPERATIONS.......         $(130)            $ 159            $  16             $  (1)             $  44
                                              -----             -----            -----             -----              -----

INVESTING ACTIVITIES:

Property, plant and equipment
  purchases..........................           (41)              (11)             (42)               --                (94)

Acquisition and investment payments,
  net of cash acquired...............           (33)               --               (2)               --                (35)

Property disposals and investment
  proceeds...........................             8                --               35                --                 43
                                              -----             -----            -----             -----              -----

CASH USED IN INVESTING ACTIVITIES....           (66)              (11)              (9)               --                (86)
                                              -----             -----            -----             -----              -----

FINANCING ACTIVITIES:

Net change in short-term debt
  obligations........................            48                --               (7)               --                 41

Common stock issued under employee
  stock plans........................            13                --               --                --                 13

Deferred debt issuance costs.........            (9)               --                1                --                 (8)

Changes in investments and advances
  from (to) affiliates...............           136              (147)              10                 1                 --
                                              -----             -----            -----             -----              -----

CASH FROM (USED IN) FINANCING
  ACTIVITIES.........................           188              (147)               4                 1                 46
                                              -----             -----            -----             -----              -----

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................            (8)                1               11                --                  4

CASH AND CASH EQUIVALENTS:

BEGINNING OF YEAR....................            11                --                8                --                 19
                                              -----             -----            -----             -----              -----

END OF PERIOD........................         $   3             $   1            $  19             $  --              $  23
                                              =====             =====            =====             =====              =====

                              SOLUTIA INC.

                                        CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                             TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                      (DOLLARS IN MILLIONS)

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------

CASH FROM (USED IN) OPERATIONS.......         $ (90)            $ 169            $ 172             $  (7)             $ 244
                                              -----             -----            -----             -----              -----

INVESTING ACTIVITIES:

Property, plant and equipment
  purchases..........................          (177)              (11)             (33)               --               (221)

Acquisition and investment payments,
  net of cash acquired...............            (4)               --             (106)               --               (110)

Property disposals and investment
  proceeds...........................           188                --               32                --                220
                                              -----             -----            -----             -----              -----

CASH FROM (USED IN) INVESTING
  ACTIVITIES.........................             7               (11)            (107)               --               (111)
                                              -----             -----            -----             -----              -----

FINANCING ACTIVITIES:

Net change in short-term debt
  obligations........................           (25)               --                3                --                (22)

Common stock issued under employee
  stock plans........................             4                --               --                --                  4

Other financing activities...........          (313)               --              189                --               (124)

Changes in investments and advances
  from (to) affiliates...............           294               (36)            (265)                7                 --
                                              -----             -----            -----             -----              -----

CASH USED IN FINANCING ACTIVITIES....           (40)              (36)             (73)                7               (142)
                                              -----             -----            -----             -----              -----

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................          (123)              122               (8)               --                 (9)

CASH AND CASH EQUIVALENTS:

BEGINNING OF YEAR....................           134              (122)              16                --                 28
                                              -----             -----            -----             -----              -----

END OF PERIOD........................         $  11             $  --            $   8             $  --              $  19
                                              =====             =====            =====             =====              =====

                             *  *  *  *  *

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.

    None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information about directors and executive officers appearing under "Election of Directors" on pages 5 through 7 of Solutia's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated by reference. The following information about Solutia's executive officers on March 6, 2003, is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

                                                              Year First
                                                              Became an
                                       Present Position       Executive
       Name-Age                        with Registrant         Officer     Other Business Experience since January 1, 1998
----------------------------------------------------------------------------------------------------------------------------
John C. Hunter III, 56           Chairman, President, Chief     1997      President, Chief Operating Officer and Director,
                                 Executive Officer and                    1997-1999.
                                 Director

Robert A. Clausen, 58            Vice Chairman, Chief           1997      Senior Vice President, Chief Financial Officer and
                                 Financial Officer, Chief                 Advisory Director, 1997-2003.
                                 Administrative Officer and
                                 Director

Luc De Temmerman, 48             Vice President and General     2003      Worldwide Commercial Director for Laminated
                                 Manager, Performance Films               Glazing Products and Services, 2001-2002; Business
                                 and Industrial Products                  Director, Saflex-Europe/Africa, 2000-2001;
                                                                          Worldwide Director, Saflex Technology, 1997-2000.

Jeffry N. Quinn, 44              Senior Vice President,         2003      Executive Vice President, Chief Administrative
                                 General Counsel and                      Officer and General Counsel, Premcor Inc.,
                                 Secretary                                2000-2002. Senior Vice President of Law and Human
                                                                          Resources, Secretary and General Counsel, Arch
                                                                          Coal, Inc., 1995-2000.

John F. Saucier, 49              Vice President and General     2001      Vice President, Strategic Planning, Mergers and
                                 Manager, Integrated Nylon                Acquisitions, 1997-2001.

    The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

    Information appearing under "Compensation of Directors" on page 9 and under "Summary Compensation Table," "Option Grants in 2002,"
"Aggregated Option Exercises in 2002 and Year-End Option Values,"
"Long-Term Incentive Plan--Awards in Last Fiscal Year," "Pension Plans," and "Agreements with Named Executive Officers" on pages 15 through 19 of Solutia's 2003 Proxy Statement is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information appearing under "Ownership of Company Common Stock" on pages 10 through 12 of Solutia's 2003 Proxy Statement is incorporated here by reference.

EQUITY COMPENSATION PLAN INFORMATION

                                              Number of Securities to be Issued    Weighted-Average Exercise Price
                                                upon Exercise of Outstanding           of Outstanding Options,
                                                Options, Warrants, and Rights           Warrants, and Rights
              Plan Category                                  (a)                                 (b)
------------------------------------------    ---------------------------------    -------------------------------
Equity compensation plans approved by
  security holders........................               25,191,840                            $15.46

Equity compensation plans not approved by
  security holders(2).....................                  158,670                            $16.50

    Total.................................               25,350,510                            $15.47

                                              Number of Securities Remaining
                                            Available for Future Issuance under
                                                 Equity Compensation Plans
                                            (Excluding Securities Reflected in
              Plan Category                             Column (a))
------------------------------------------  -----------------------------------
Equity compensation plans approved by
  security holders........................               2,182,968(1)

Equity compensation plans not approved by
  security holders(2).....................                  65,650(3)

    Total.................................               2,248,618

--------
(1) In addition to options and stock appreciation rights, both the Solutia Inc. 2000 Stock-Based Incentive Plan and the Solutia Inc. 1997 Stock-Based Incentive Plan provide for awards of restricted and unrestricted stock.
    Of the shares remaining available for future issuance under the 2000 plan, up to 162,000 shares may be used for awards of restricted stock. The 2000 plan does not limit the number of shares that may be used for awards of unrestricted stock, but unrestricted shares may be awarded only in lieu of cash payments under other incentive plans of Solutia and its subsidiaries. Because of forfeitures, 146,772 shares are available for issuance under the 1997 plan. These may be used for awards of restricted or unrestricted stock or for stock options.

(2) The Solutia Inc. Non-Employee Director Compensation Plan was not approved by Solutia's stockholders. This plan authorizes the use of up to 400,000 treasury shares of Solutia common stock for non-qualified stock options and deferred stock. Shares subject to awards that are forfeited or terminated may not be re-issued under this plan. The participants in the plan are those directors of Solutia who are not employed by Solutia or any subsidiary of Solutia.

    Stock Options: The plan provides for an initial stock option grant on the date the director first becomes a non-employee director. In addition, each director elected or continuing in office receives an annual stock option grant on the date of the annual meeting of stockholders. If a director is first elected at a time other than the date of the annual meeting, the director's annual grant for the first year is prorated to reflect the number of months or partial months served before the next annual meeting of stockholders. The exercise price of these options is equal to the fair market value of a share of Solutia common stock on the grant date. The stock options become exercisable in three equal annual installments. The options have a term of ten years but terminate two years after a director's board service ends for any reason, if earlier.

    Deferred Stock: Half of a director's annual retainer is mandatorily credited to the director's deferred stock account on a quarterly basis. The number of shares credited each quarter is determined by dividing the dollar amount of 1/8 of the retainer by the value of a share of Solutia common stock on the first trading day in the plan quarter. Each director may elect to receive the other half of the annual retainer in cash or to defer all or a part into the deferred stock account, an interest-bearing cash account, or both.

(3) As described in note (2) above, the Solutia Inc. Non-Employee Director Compensation Plan authorizes deferred stock units as well as stock options. Any of the shares remaining available for future issuance under this plan may be used for either deferred stock units or for stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

ITEM 14. CONTROLS AND PROCEDURES.

    Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in our filings under the Securities Exchange Act of 1934.

    There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the date of our evaluation.

                                PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of this report:

      1. Financial Statements--See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 34 of this report.

      2. The following supplemental schedule for the years ended
         December 31, 2002, 2001 and 2000

           II--Valuation and Qualifying Accounts

         All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

      3. Exhibits--See the Exhibit Index beginning at page 81 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(a), 10(b), 10(d) through 10(n) on pages 82 and 83 of the Exhibit Index. The following exhibits listed in the Exhibit Index are filed with this report:

         3(b)   By-Laws of Solutia Inc., as amended February 26, 2003

         10(k)  Solutia Inc. Deferred Compensation Plan, as amended in 2002

         10(r) Amendment No. 2, dated as of December 24, 2002, to Second Amended and Restated Credit Agreement dated as of July 25, 2002, between Solutia Inc., as Borrower, the initial lenders named therein, Bank of America, N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent

         10(t) Amendment to Protocol Agreement, dated as of March 3, 2003, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company

         12     Computation of the Ratio of Earnings to Fixed Charges

         21     Subsidiaries of the Registrant

         23     Independent Auditors' Consent

         24(a)  Powers of Attorney submitted by John C. Hunter III, Robert
                A. Clausen, James M. Sullivan, Paul Donovan, Paul H. Hatfield, Robert H. Jenkins, Philip R. Lochner, Jr., Frank
                A. Metz, Jr., J. Patrick Mulcahy, Sally G. Narodick, William
                D. Ruckelshaus and John B. Slaughter

         24(b) Certified copy of board resolution authorizing Form 10-K filing using powers of attorney

  (b) Reports on Form 8-K during the quarter ended December 31, 2002:

      Solutia filed a Form 8-K on November 18, 2002, to incorporate certain audited financial statements into its filings under the Securities Act of 1933.

      Solutia filed a Form 8-K on December 3, 2002, to announce the agreement to sell its resins, additives and adhesives businesses to UCB S.A.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SOLUTIA INC.

                                         By:   /s/ J. M. SULLIVAN
                                          ------------------------------
                                                James M. Sullivan
                                          Vice President and Controller
                                          (Principal Accounting Officer)

Date: March 6, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                        Title                             Date
                  ---------                                        -----                             ----
                      *                        Chairman, President, Chief Executive Officer      March 6, 2003
---------------------------------------------  and Director (Principal Executive Officer)
             John C. Hunter III

           /s/  ROBERT A. CLAUSEN              Vice Chairman, Chief Financial Officer,           March 6, 2003
---------------------------------------------  Chief Administrative Officer and Director
              Robert A. Clausen                (Principal Financial Officer)

             /s/  J. M. SULLIVAN               Vice President and Controller                     March 6, 2003
---------------------------------------------  (Principal Accounting Officer)
              James M. Sullivan

                      *                        Director                                          March 6, 2003
---------------------------------------------
                Paul Donovan

                      *                        Director                                          March 6, 2003
---------------------------------------------
              Paul H. Hatfield

                      *                        Director                                          March 6, 2003
---------------------------------------------
              Robert H. Jenkins

                      *                        Director                                          March 6, 2003
---------------------------------------------
           Philip R. Lochner, Jr.

                      *                        Director                                          March 6, 2003
---------------------------------------------
             Frank A. Metz, Jr.

                      *                        Director                                          March 6, 2003
---------------------------------------------
             J. Patrick Mulcahy

                      *                        Director                                          March 6, 2003
---------------------------------------------
              Sally G. Narodick

                      *                        Director                                          March 6, 2003
---------------------------------------------
           William D. Ruckelshaus

                      *                        Director                                          March 6, 2003
---------------------------------------------
              John B. Slaughter

*Jeffry N. Quinn, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this
Form 10-K.

                                              /s/ JEFFRY N. QUINN
                                        ---------------------------------
                                        Jeffry N. Quinn, Attorney-in-Fact

I, John C. Hunter III, certify that:

1. I have reviewed this annual report on Form 10-K of Solutia Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

                                     /s/ JOHN C. HUNTER III
                         -----------------------------------------------
                                       John C. Hunter III
                         Chairman, President and Chief Executive Officer

I, Robert A. Clausen, certify that:

1. I have reviewed this annual report on Form 10-K of Solutia Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

                                         /s/ ROBERT A. CLAUSEN
                               ------------------------------------------
                                            Robert A. Clausen
                               Vice Chairman, Chief Financial Officer and
                                     Chief Administrative Officer

                             EXHIBIT INDEX

    These exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

Exhibit No.      Description
-----------      -----------

 2(a)            Distribution Agreement (incorporated by reference to
                 Exhibit 2 of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

 2(b) Amendment to Distribution Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 2 of Solutia's Form 10-Q for the quarter ended June 30, 2002)

 2(c) Joint Venture Agreement between Solutia Inc. and FMC Corporation* (incorporated by reference to Exhibit 2(i) of Solutia's Form 8-K filed on April 27, 2000)

 2(d) First Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(ii) of Solutia's Form 8-K filed on April 27, 2000)

 2(e) Second Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to
                 Exhibit 2(iii) of Solutia's Form 8-K filed on April 27,
                 2000)

 2(f) Third Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(iv) of Solutia's Form 8-K filed on April 27, 2000)

 2(g)            Stock and Asset Purchase Agreement by and between UCB S.A.
                 and Solutia Inc., dated as of December 2, 2002 (incorporated by reference to Exhibit 2 of Solutia's Form 8-K filed on February 18, 2003)

 3(a)            Restated Certificate of Incorporation of Solutia
                 (incorporated by reference to Exhibit 3(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

 3(b)            By-Laws of Solutia Inc., as amended February 26, 2003

 4(a) Rights Agreement (incorporated by reference to Exhibit 4 of Solutia's Registration Statement on Form 10 filed on
                 August 7, 1997)

 4(b) Amendment to the Rights Agreement (incorporated by reference to Exhibit 4.4, of Solutia's Registration Statement on
                 Form S-3 (333-75812) filed December 21, 2001)

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

 4(h) Warrant Agreement between Solutia Inc. and HSBC Bank USA as Warrant Agent, dated as of July 9, 2002 (incorporated by reference to Exhibit 4 of Solutia's Form 10-Q for the quarter ended June 30, 2002)

 4(i) Indenture dated as of July 9, 2002, between SOI Funding Corp. and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.2 of Solutia's Form S-4 (333-99699) filed September 17, 2002)

------------
*Confidential treatment has been granted for a portion of this exhibit.

Exhibit No.      Description
-----------      -----------

 4(j) First Supplemental Indenture, dated as if July 25, 2002, among Solutia Inc., SOI Funding Corp., the Subsidiary Guarantors and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.3 of Solutia's Form S-4 (333-99699) filed September 17, 2002)

 4(k) Second Supplemental Indenture, dated as of October 24, 2002, among Solutia Inc., the subsidiary guarantors named therein and HSBC Bank USA (incorporated by reference to Exhibit 4 of Solutia's Form 10-Q for the quarter ended September 30,
                 2002)

 4(l) Restated Intercreditor and Collateral Agency Agreement, dated as of July 25, 2002, between Solutia Inc., the subsidiary guarantors named therein, and Citibank, N.A. (incorporated by reference to Exhibit 4.8 of Solutia's Form S-4 (333-99699) filed September 17, 2002)

 4(m) Restated Security and Guarantee Agreement, dated as of July 25, 2002, between Solutia Inc., the subsidiary guarantors named therein, and Citibank, N.A. (incorporated by reference to Exhibit 4.9 of Solutia's Form S-4 (333-99699) filed
                 September 17, 2002)

 4(n)            Intercreditor and Collateral Trust Agreement, dated as of
                 July 25, 2002, between Solutia Inc., the subsidiary guarantors named therein, and Citibank, N.A. (incorporated by reference to Exhibit 4.10 of Solutia's Form S-4 (333-99699) filed September 17, 2002)

 4(o) Sharing Security Agreement, dated as of July 25, 2002, between Solutia Inc., the subsidiary guarantors named therein, and HSBC Bank USA (incorporated by reference to Exhibit 4.11 of Solutia's Form S-4 (333-99699) filed September 17, 2002)

 4(p) Junior Intercreditor Agreement, dated as of July 25, 2002, between Solutia Inc., the subsidiary guarantors named therein, and Citibank, N.A. (incorporated by reference to Exhibit 4.12 of Solutia's Form S-4 (333-99699) filed September 17, 2002)

 4(q) Junior Security Agreement, dated as of July 25, 2002, between Solutia Inc., the subsidiary guarantors named therein, and Citibank, N.A. (incorporated by reference to Exhibit 4.13 of Solutia's Form S-4 (333-99699) filed September 17, 2002)

 9               Omitted--Inapplicable

10(a) Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-K for the year ended December 31, 1997)

10(b) Employee Benefits Allocation Agreement (incorporated by reference to Exhibit 10(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

10(c) Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10(b) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

10(d) Solutia Inc. Management Incentive Replacement Plan as amended in 1999 (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended June 30, 1999)

10(e) Solutia Inc. 1997 Stock-Based Incentive Plan as amended in 1999 and 2000 (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended June 30, 2000)

10(f) Solutia Inc. Non-Employee Director Compensation Plan, as amended in 1999, 2000, and 2001 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended
                 June 30, 2001)

10(g) Form of Employment Agreement with certain Named Executive Officers (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended March 31, 1998)

10(h) Form of Employment Agreement with other executive officers (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended March 31, 1998)

10(i) Solutia Inc. Annual Incentive Plan (incorporated by reference to Appendix B of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

Exhibit No.      Description
-----------      -----------

10(j) Solutia Inc. Long-Term Incentive Plan (incorporated by reference to Appendix C of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(k)            Solutia Inc. Deferred Compensation Plan, as amended in 2002

10(l) Solutia Inc. 2000 Stock-Based Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(m) Solutia Inc. 2002-2006 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 14, 2002)

10(n) Letter Agreement between Solutia Inc. and Russell J. Belle dated January 14, 2002 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended March 31, 2002)

10(o) Protocol Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 10(b) of Solutia's Form 10-Q for the quarter ended June 30, 2002)

10(p) Second Amended and Restated Credit Agreement, dated as of July 25, 2002, between Solutia Inc., as Borrower, the initial lenders named therein, Bank of America, N.A., as Syndication Agent and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10(c) of Solutia's
                 Form 10-Q for the quarter ended June 30, 2002)

10(q) Amendment No. 1, dated as of September 26, 2002, to Second Amended and Restated Credit Agreement dated as of July 25, 2002, between Solutia Inc., as Borrower, the initial lenders named therein, Bank of America, N.A. as Syndication Agent and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended September 30, 2002)

10(r) Amendment No. 2, dated as of December 24, 2002, to Second Amended and Restated Credit Agreement dated as of July 25, 2002, between Solutia Inc., as Borrower, the initial lenders named therein, Bank of America, N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent

10(s) Protocol Agreement, dated as of November 15, 2002, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10.1 of Solutia's
                 Form 8-K filed November 18, 2002)

10(t) Amendment to Protocol Agreement, dated as of March 3, 2003, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company

11               Omitted--Inapplicable; see "Statement of Consolidated Income
                 (Loss)" on page 36

12 Computation of the Ratio of Earnings to Fixed Charges (see page 84)

16               Omitted--Inapplicable

18               Omitted--Inapplicable

21               Subsidiaries of the Registrant (see page 85)

22               Omitted--Inapplicable

23               Independent Auditors' Consent (see page 86)

24(a)            Powers of Attorney submitted by John C. Hunter III, Robert A.
                 Clausen, James M. Sullivan, Paul Donovan, Paul H. Hatfield, Robert H. Jenkins, Philip R. Lochner, Jr., Frank A. Metz, Jr.,
                 J. Patrick Mulcahy, Sally G. Narodick, William D.
                 Ruckelshaus and John B. Slaughter

24(b) Certified copy of Board resolution authorizing Form 10-K filing utilizing powers of attorney

--------
Only Exhibit Nos. 12, 21 and 23 have been included in the printed copy of this report.