Form 10-Q
period 2003-03-31
SOLUTIA INC
filed 2003-04-28
CIK 1043382

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

      (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES X NO
                                                          ---    ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                         OUTSTANDING AT
                  CLASS                                  MARCH 31, 2003
                  -----                                  --------------

      COMMON STOCK, $0.01 PAR VALUE                    104,699,333 SHARES
      -----------------------------                    ------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      SOLUTIA INC.

                             STATEMENT OF CONSOLIDATED LOSS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                   2003           2002
                                                                  ------         ------
NET SALES...................................................      $  596         $  520
Cost of goods sold..........................................         527            433
                                                                  ------         ------
GROSS PROFIT................................................          69             87
Marketing expenses..........................................          39             35
Administrative expenses.....................................          30             32
Technological expenses......................................          12             11
Amortization expense........................................           1              1
                                                                  ------         ------
OPERATING INCOME (LOSS).....................................         (13)             8
Equity earnings (loss) from affiliates--net of tax..........          (2)             8
Interest expense............................................         (23)           (19)
Other income--net...........................................           7              7
                                                                  ------         ------
INCOME (LOSS) BEFORE INCOME TAXES...........................         (31)             4
Income taxes (benefit)......................................         (14)           --
                                                                  ------         ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................         (17)             4
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX......          (2)            10
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........         --            (167)
                                                                  ------         ------
NET LOSS....................................................      $  (19)        $ (153)
                                                                  ======         ======
BASIC EARNINGS (LOSS) PER SHARE:
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $(0.16)        $ 0.04
Net Loss per Share..........................................      $(0.18)        $(1.46)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $(0.16)        $ 0.04
Net Loss per Share..........................................      $(0.18)        $(1.46)

WEIGHTED AVERAGE EQUIVALENT SHARES (IN MILLIONS):
    Basic...................................................       104.7          104.7
    Effect of dilutive securities:
        Common share equivalents--common shares issuable
          upon exercise of outstanding stock options........         --             0.4
                                                                   -----          -----
    Diluted.................................................       104.7          105.1
                                                                   =====          =====


                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                 (DOLLARS IN MILLIONS)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  ---------------------
                                                                   2003           2002
                                                                  ------         ------
NET LOSS                                                             (19)          (153)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments............................          37             (5)
Unrealized investment gain, net of tax......................         --               1
Net realized loss on derivative instruments, net of tax.....         --               1
                                                                  ------         ------
COMPREHENSIVE INCOME (LOSS).................................      $   18         $ (156)
                                                                  ======         ======

See accompanying Notes to Consolidated Financial Statements.

                                         SOLUTIA INC.

                         STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2003              2002
                                                                  ---------       ------------
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................       $   17            $   17
Trade receivables, net of allowance of $17 in 2003 and $16
  in 2002...................................................          311               270
Miscellaneous receivables...................................           97                97
Prepaid expenses............................................           15                17
Deferred income tax benefit.................................          131               108
Inventories.................................................          270               262
Assets of Discontinued Operations...........................          --                636
                                                                   ------            ------
TOTAL CURRENT ASSETS........................................          841             1,407
PROPERTY, PLANT AND EQUIPMENT:
Land........................................................           19                19
Buildings...................................................          376               375
Machinery and equipment.....................................        2,975             2,946
Construction in progress....................................           26                26
                                                                   ------            ------
Total property, plant and equipment.........................        3,396             3,366
Less accumulated depreciation...............................        2,452             2,436
                                                                   ------            ------
NET PROPERTY, PLANT AND EQUIPMENT...........................          944               930
INVESTMENTS IN AFFILIATES...................................          234               232
GOODWILL....................................................          146               144
IDENTIFIED INTANGIBLE ASSETS, NET...........................           66                66
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................          229               290
OTHER ASSETS................................................          301               273
                                                                   ------            ------
TOTAL ASSETS................................................       $2,761            $3,342
                                                                   ======            ======
           LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable............................................       $  241            $  234
Wages and benefits..........................................           26                42
Postretirement liabilities..................................          106                93
Miscellaneous accruals......................................          246               314
Short-term debt.............................................            6               358
Liabilities of Discontinued Operations......................          --                165
                                                                   ------            ------
TOTAL CURRENT LIABILITIES...................................          625             1,206
LONG-TERM DEBT..............................................          850               839
POSTRETIREMENT LIABILITIES..................................        1,157             1,164
OTHER LIABILITIES...........................................          361               382
SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value
  $0.01)
  Issued: 118,400,635 shares in 2003 and 2002...............            1                 1
  Additional contributed capital............................           19                19
  Treasury stock, at cost (13,701,302 shares in 2003 and
    13,659,351 shares in 2002, respectively)................         (251)             (251)
Net deficiency of assets at spinoff.........................         (113)             (113)
Accumulated other comprehensive loss........................         (109)             (146)
Reinvested earnings.........................................          221               241
                                                                   ------            ------
TOTAL SHAREHOLDERS' DEFICIT.................................         (232)             (249)
                                                                   ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................       $2,761            $3,342
                                                                   ======            ======

See accompanying Notes to Consolidated Financial Statements.

                                     SOLUTIA INC.

                         STATEMENT OF CONSOLIDATED CASH FLOWS
                                (DOLLARS IN MILLIONS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                  2003          2002
                                                                  -----         -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net loss....................................................      $ (19)        $(153)
Adjustments to reconcile to Cash From Operations:
    Cumulative effect of change in accounting principle.....        --            167
    Depreciation and amortization...........................         34            34
    (Income) loss from discontinued operations, net of
      tax...................................................          2           (10)
    Amortization of deferred credits........................         (3)           (3)
    Amortization of deferred debt issuance costs and debt
      discount..............................................          4             3
    Restructuring expenses and other special items..........         12           --
    Net pretax gains from asset disposals...................        --             (5)
    Changes in assets and liabilities:
        Income and deferred taxes...........................        (15)           63
        Trade receivables...................................        (41)          (28)
        Inventories.........................................         (8)           (9)
        Accounts payable....................................          7            (1)
        Other assets and liabilities........................         (8)          (72)
                                                                  -----         -----
CASH USED IN OPERATIONS--CONTINUING OPERATIONS..............        (35)          (14)
CASH PROVIDED BY (USED IN) OPERATIONS--DISCONTINUED
  OPERATIONS................................................        (11)            5
                                                                  -----         -----
CASH USED IN OPERATIONS.....................................        (46)           (9)
                                                                  -----         -----
INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (40)          (11)
Property disposals and investment proceeds..................        --             98
                                                                  -----         -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES--CONTINUING
  OPERATIONS................................................        (40)           87
CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES--DISCONTINUED OPERATIONS.......................        482            (2)
                                                                  -----         -----
CASH PROVIDED BY INVESTING ACTIVITIES.......................        442            85
                                                                  -----         -----
FINANCING ACTIVITIES:
Net change in short-term debt obligations...................       (352)          (81)
Common stock issued under employee stock plans..............        --              1
Other financing activities..................................        (39)          --
                                                                  -----         -----
CASH USED IN FINANCING ACTIVITIES--CONTINUING OPERATIONS....       (391)          (80)
CASH USED IN FINANCING ACTIVITIES--DISCONTINUED
  OPERATIONS................................................         (5)          --
                                                                  -----         -----
CASH USED IN FINANCING ACTIVITIES...........................       (396)          (80)
                                                                  -----         -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............        --             (4)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         17            23
                                                                  -----         -----
END OF PERIOD...............................................      $  17         $  19
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

    These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2003.

    The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications to prior year's financial information have been made to conform to the 2003 presentation.

2. DISCONTINUED OPERATIONS

    On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. On January 31, 2003, the sale was completed resulting in a pretax gain of $24 million. Total proceeds, including the $10 million exclusivity fee received in 2002, net of transaction costs were $494 million. The assets and liabilities of the discontinued operations have been classified as current in the Statement of Consolidated Financial Position at December 31, 2002. In addition, proceeds from this divestiture were used to pay down $405 million of borrowings under the amended credit facility in accordance with bank agreements. As a result, all borrowings under this facility have been classified as short-term at December 31, 2002. The Company retained certain tax liabilities of approximately $40 million related to the divested businesses and has excluded them from the liabilities identified below. The carrying amounts of assets and liabilities from discontinued operations at December 31, 2002, consisted of the following:

                                                                   DECEMBER 31,
                                                                       2002
                                                                   ------------
ASSETS:
Receivables and prepaids....................................           $100
Inventories.................................................             68
Other current assets........................................             36
                                                                       ----
    Total Current Assets....................................            204
                                                                       ----
Property, plant and equipment, net..........................            199
Intangible assets...........................................            205
Other long-term assets......................................             28
                                                                       ----
    Total Assets............................................           $636
                                                                       ====
LIABILITIES:
Accounts payable............................................           $ 42
Miscellaneous accruals......................................             51
                                                                       ----
    Total Current Liabilities...............................             93
                                                                       ----
Postretirement liabilities..................................             21
Non-current deferred tax liability..........................             33
Other long-term liabilities.................................             18
                                                                       ----
    Total Liabilities.......................................           $165
                                                                       ====

    The operating results of the resins, additives and adhesives businesses have been reported separately as discontinued operations in the Consolidated Financial Statements for periods presented. The operating results for the quarter ended March 31, 2002, exclude certain corporate expenses of $1 million which had previously been allocated to the resins, additives and adhesives businesses. In addition, interest expense of $24 million in 2003 and $6 million in 2002 associated with debt that was repaid with the sales proceeds was allocated to discontinued operations. The operating results for 2003 include results of operations for the month of January of 2003. Net sales and income from discontinued operations are as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                           2003           2002
                                                           ----           ----
Net sales............................................      $53            $134
Income before income tax expense (including gain on
  disposal of $24)...................................        7              14
Income tax expense...................................       (9)             (4)
                                                           ---            ----
Income (loss) from discontinued operations...........      $(2)           $ 10
                                                           ===            ====

3. EARNINGS (LOSS) PER SHARE

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                   2003           2002
                                                                  ------         ------
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................         (17)             4
Income (Loss) from Discontinued Operations, net of taxes....          (2)            10
Cumulative Effect of Change in Accounting Principle.........         --            (167)
                                                                  ------         ------
Net Loss....................................................      $  (19)        $ (153)
                                                                  ======         ======
Basic Earnings (Loss) per Share:
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $(0.16)        $ 0.04
Income (Loss) from Discontinued Operations, net of taxes....       (0.02)          0.09
Cumulative Effect of Change in Accounting Principle.........         --           (1.59)
                                                                  ------         ------
Basic Loss per Share........................................      $(0.18)        $(1.46)
                                                                  ======         ======
Diluted Earnings (Loss) per Share:
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $(0.16)        $ 0.04
Income (Loss) from Discontinued Operations, net of taxes....       (0.02)          0.09
Cumulative Effect of Change in Accounting Principle.........         --           (1.59)
                                                                  ------         ------
Diluted Loss per Share......................................      $(0.18)        $(1.46)
                                                                  ======         ======
Weighted average equivalent shares (in millions):
    Basic...................................................       104.7          104.7
    Effect of dilutive securities:
        Common share equivalents--common shares issuable
          upon exercise of outstanding stock options and
          warrants..........................................         --             0.4
                                                                  ------         ------
    Diluted.................................................       104.7          105.1
                                                                  ======         ======

4. STOCK OPTION PLANS

    Effective January 1, 2003, Solutia adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which allowed Solutia to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in the Statement of Consolidated Loss, as all options granted under the plans had an exercise price equal to the market value of the Company's stock on the date of the grant. Had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, Solutia's net loss would have been increased to the pro forma amounts indicated below:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                         2003             2002
                                                        ------           ------
NET LOSS:
    As reported...................................      $  (19)          $ (153)
    Deduct: Total stock-based employee
      compensation expense determined using the
      Black-Scholes option-pricing model for all
      awards, net of tax..........................          (2)              (2)
                                                        ------           ------
    Pro forma.....................................      $  (21)          $ (155)
                                                        ======           ======
LOSS PER SHARE:
    Basic--as reported............................      $(0.18)          $(1.46)
    Basic--pro forma..............................      $(0.20)          $(1.48)
    Diluted--as reported..........................      $(0.18)          $(1.46)
    Diluted--pro forma............................      $(0.20)          $(1.47)

    Compensation expense resulting from the fair value method may not be representative of compensation expense to be incurred on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option-pricing model.

5. RESTRUCTURING RESERVES

    During the first quarter of 2003, Solutia recorded restructuring charges of $6 million to cost of goods sold and $5 million to marketing, administrative and technological expenses for costs associated with workforce reductions. The restructuring was part of an enterprise-wide cost reduction initiative associated with the sale of the resins, additives and adhesives businesses and other cost reduction initiatives. As a result of these actions, Solutia reduced its workforce by approximately 170 positions. Cash outlays associated with the restructuring actions were funded from divestiture proceeds and operations. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately 10 percent affected European, Asian and Latin American operations. Management positions represented approximately 40 percent of the workforce reductions.

                                                         EMPLOYMENT
                                                         REDUCTIONS       TOTAL
                                                         ----------       -----
Balance at January 1, 2003.........................         $--            $--
     Charges taken.................................           11             11
     Amounts utilized..............................           (7)            (7)
                                                            ----           ----
BALANCE AT MARCH 31, 2003..........................         $  4           $  4
                                                            ====           ====

    During 2000, Solutia decided to exit its resins facility at the Port Plastics site in Addyston, Ohio. An $8 million charge to cost of goods sold was recorded to carry out the exit plan. The charge included $2 million to write down plant assets to their fair value, $2 million of dismantling costs and $4 million of direct manufacturing, overhead, utilities and severance costs for which Solutia was contractually obligated under an operating agreement. Solutia was required to provide 24 months notice of intent to exit and was required to pay contractually obligated costs for an additional 18 months thereafter to a third-party operator. Solutia provided notice of intent to exit on June 30, 2000, and exited the site in June of 2002. Solutia retained the reserve pursuant to the sales agreement for the resins, additives and adhesives divestiture.

    The following table summarizes the restructuring charge, amounts utilized to carry out those plans and amount remaining at March 31, 2003:

                                                        SHUTDOWN OF        ASSET WRITE-       OTHER
                                                         FACILITIES           DOWNS           COSTS        TOTAL
                                                        -----------        ------------       -----        -----
    Balance at January 1, 2000....................          $--                $--             $--          $--
          Charges taken...........................             2                  2               4            8
          Amounts utilized........................           --                  (2)            --            (2)
                                                            ----               ----            ----         ----
    Balance at December 31, 2000..................             2                --                4            6
        Amounts utilized..........................           --                 --              --           --
                                                            ----               ----            ----         ----
    Balance at December 31, 2001..................             2                --                4            6
        Amounts utilized..........................            (2)               --              --            (2)
                                                            ----               ----            ----         ----
    Balance at December 31, 2002..................           --                 --                4            4
        Amounts utilized..........................           --                 --              --           --
                                                            ----               ----            ----         ----
    BALANCE AT MARCH 31, 2003.....................          $--                $--             $  4         $  4
                                                            ====               ====            ====         ====

6. INVENTORY VALUATION

    The components of inventories as of March 31, 2003, and December 31, 2002, were as follows:

                                                    MARCH 31,       DECEMBER 31,
                                                      2003              2002
                                                    ---------       ------------
Finished goods................................        $ 194            $ 179
Goods in process..............................          102              101
Raw materials and supplies....................           93               83
                                                      -----            -----
Inventories, at FIFO cost.....................          389              363
Excess of FIFO over LIFO cost.................         (119)            (101)
                                                      -----            -----
TOTAL.........................................        $ 270            $ 262
                                                      =====            =====

7. CONTINGENCIES

    Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time we became an independent company, we assumed liabilities related to specified legal proceedings from the former Monsanto Company (now known as Pharmacia Corporation, a wholly owned subsidiary of Pfizer Inc.), under an agreement known as the Distribution Agreement. As a result, although Monsanto remains the named defendant, the Company is required to manage the litigation and indemnify Pharmacia for costs, expenses and judgments arising from the litigation. While the results of litigation cannot be predicted with certainty, the Company does not believe, based on currently available facts, that the ultimate resolution of any of these preceding matters will have a material adverse effect on our consolidated financial position or liquidity in any one year. However, resolution in those cases involving the alleged discharge of polychlorinated biphenyls ("PCBs") from the Anniston, Alabama plant site and the Penndot case, may have a material adverse effect on net income in a given year, although it is impossible at this time to estimate the range or amount of any such liability. In addition, there cannot be any assurance that any final judgment against the Company in the Anniston, Alabama cases, if upheld on appeal, will not have a material adverse effect on consolidated financial position and liquidity.

    Solutia has contractually agreed to provide the Astaris joint venture with funding in the event the joint venture fails to meet certain benchmarks. Solutia anticipates required contributions of approximately $50 million for 2003.

    Solutia is defending a number of lawsuits pending in state and federal court relating to the alleged release of PCBs and other materials from our Anniston, Alabama plant site.

    (1) Abernathy v. Monsanto: This matter involves four consolidated cases brought on behalf of approximately
        3,500 plaintiffs and is currently pending in Circuit Court for Etowah County, Alabama. Trial in this action recommenced on March 17, 2003, with arguments to the jury regarding compensatory damages for plaintiffs making property damage and exposure claims. As of April 8, 2003 the jury had returned compensatory damages verdicts for the original 17 trial plaintiffs. We asked the trial court to sever these claims and certify them for appeal to the Alabama Supreme Court. The trial court denied our request. As of April 22, 2003, the jury had returned compensatory damage verdicts totaling approximately $11.8 million to 51 plaintiffs who have made property damage and exposure claims, but no final appealable judgment has been entered with respect to these verdicts. No claims of personal injury have been tried or presented to the jury. Trial of this action continues.

    (2) Tolbert v. Monsanto: There are currently approximately 15,300 plaintiffs in this action brought in U.S. District Court for the Northern District of Alabama. The parties had selected eight plaintiffs from two "disease categories" for a phase I trial. On February 25, 2003, the court allowed plaintiffs to dismiss with prejudice the claims of two phase I plaintiffs selected by Solutia and indicated that plaintiffs should withdraw two of their phase I selections. The court has set a phase I trial date of October 14, 2003.

    (3) Payton v. Monsanto: This action was brought in Circuit Court for Shelby County, Alabama on behalf of a purported class of owners, lessees and licensees of property around Lay Lake. On March 19, 2003, the trial court entered an order certifying a plaintiff class. We intend to appeal this order, and our notice of appeal is due to be filed by April 30, 2003.


8. GOODWILL AND OTHER INTANGIBLE ASSETS

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

    Identified intangible assets are as follows:

                                                              GROSS           MARCH 31, 2003            NET
                                                            CARRYING           ACCUMULATED           CARRYING
                                                              VALUE            AMORTIZATION            VALUE
                                                            --------          --------------         --------
Amortized intangible assets:
     Contractual customer relationships...............         $23                 $ (6)                $17
     Employment agreements............................           5                   (3)                  2
     Other............................................           8                   (5)                  3
     Translation......................................           7                  --                    7
                                                               ---                 ----                 ---
TOTAL AMORTIZED INTANGIBLE ASSETS.....................         $43                 $(14)                $29
                                                               ---                 ----                 ---
Unamortized intangible assets:
    Trademarks........................................         $39                 $ (4)                $35
    Translation.......................................           2                  --                    2
                                                               ---                 ----                 ---
TOTAL UNAMORTIZED INTANGIBLE ASSETS...................         $41                 $ (4)                $37
                                                               ---                 ----                 ---
TOTAL IDENTIFIED INTANGIBLE ASSETS....................         $84                 $(18)                $66
                                                               ===                 ====                 ===


                                                              GROSS         DECEMBER 31, 2002           NET
                                                            CARRYING           ACCUMULATED           CARRYING
                                                              VALUE            AMORTIZATION            VALUE
                                                            --------        -----------------        --------
Amortized intangible assets:
    Contractual customer relationships................         $23                 $ (5)                $18
    Employment agreements.............................           5                   (3)                  2
    Other.............................................           8                   (5)                  3
    Translation.......................................           6                  --                    6
                                                               ---                 ----                 ---
TOTAL AMORTIZED INTANGIBLE ASSETS.....................         $42                 $(13)                $29
                                                               ---                 ----                 ---
Unamortized intangible assets:
    Trademarks........................................         $39                 $ (4)                $35
    Translation.......................................           2                  --                    2
                                                               ---                 ----                 ---
TOTAL UNAMORTIZED INTANGIBLE ASSETS...................         $41                 $ (4)                $37
                                                               ---                 ----                 ---
TOTAL IDENTIFIED INTANGIBLE ASSETS....................         $83                 $(17)                $66
                                                               ===                 ====                 ===

    There were no acquisitions of intangible assets and there have been no changes to amortizable lives or methods during the first quarter of 2003. Intangible asset amortization expense was $1 million for the first quarter of 2003. Amortization expense for the net carrying amount of intangible assets is estimated to be $3 million in 2003, $3 million in 2004, $3 million in 2005, $3 million in 2006 and $3 million in 2007.

    Goodwill as allocated by reportable segment is as follows:

                                                 PERFORMANCE PRODUCTS
                                                     AND SERVICES            TOTAL
                                                 --------------------        -----
Goodwill, December 31, 2002................              $144                $144
Translation................................                 2                   2
                                                         ----                ----
Goodwill, March 31, 2003...................              $146                $146
                                                         ====                ====

9. SEGMENT DATA

    Solutia's management is organized around two strategic business platforms: Performance Products and Services and Integrated Nylon. Solutia's reportable segments and their major products are as follows:

       PERFORMANCE PRODUCTS AND SERVICES                            INTEGRATED NYLON
       ---------------------------------                            ----------------
SAFLEX(R) plastic interlayer                         Nylon intermediate "building block" chemicals

Polyvinyl butyral for KEEPSAFE(R), SAFLEX            Merchant polymer and nylon extrusion
  INSIDE(R) (in Europe only) and KEEPSAFE              polymers, including VYDYNE(R) and ASCEND(R)
  MAXIMUM(R) laminated window glass

LLUMAR(R), VISTA(R) and GILA(R) professional         Carpet fibers, including the WEAR-DATED(R) and
  and retail window films                              ULTRON(R) brands

VANCEVA(TM) films                                    Industrial nylon fibers

Conductive and anti-reflective coated films and      ACRILAN(R) acrylic fibers for apparel, upholstery
  deep-dyed films                                      fabrics, craft yarns and other applications

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

    Segment data for the three months ended March 31, 2003, and 2002 are as follows:

                                                                        2003                       2002
                                                                  -----------------         ------------------
                                                                   NET                       NET
                                                                  SALES      PROFIT         SALES       PROFIT
                                                                  -----      ------         -----       ------
SEGMENT:
    Performance Products and Services.......................      $243        $ 17          $224         $ 21
    Integrated Nylon........................................       353         (11)          296            7
                                                                  ----        ----          ----         ----
SEGMENT TOTALS..............................................       596           6           520           28
RECONCILIATION TO CONSOLIDATED TOTALS:
  Corporate expenses........................................                   (15)                       (17)
  Equity earnings (loss) from affiliates, net of tax........                    (3)                         8
  Interest expense..........................................                   (23)                       (19)
  Other income--net.........................................                     4                          4
CONSOLIDATED TOTALS:
                                                                  ----                      ----
  NET SALES.................................................      $596                      $520
                                                                  ====        ----          ====         ----
  INCOME (LOSS) BEFORE INCOME TAXES.........................                  $(31)                      $  4
                                                                              ====                       ====

10. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

    CPFilms, Inc., Monchem International, Inc., Monchem, Inc., and Solutia Systems, Inc., wholly-owned subsidiaries of the Company (the "Guarantors"), are guarantors of the amended credit facility and the senior secured notes (the "Notes"). The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries who do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of March 31, 2003 and December 31, 2002, and for the periods ended March 31, 2003 and 2002. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. The Company has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                                      SOLUTIA INC.

                                             CONSOLIDATING STATEMENT OF LOSS
                                            THREE MONTHS ENDED MARCH 31, 2003
                                                  (DOLLARS IN MILLIONS)

                                        PARENT ONLY                          NON-                           CONSOLIDATED
                                        SOLUTIA INC.      GUARANTORS      GUARANTORS      ELIMINATIONS      SOLUTIA INC.
                                        ------------      ----------      ----------      ------------      ------------
NET SALES.........................          $464            $  33           $ 181             $(82)             $596
Cost of goods sold................           444               14             156              (87)              527
                                            ----            -----           -----             ----              ----
GROSS PROFIT......................            20               19              25                5                69
Marketing expenses................            27                5               7              --                 39
Administrative expenses...........            21                2               7              --                 30
Technological expenses............            11                1               0              --                 12
Amortization expense..............           --               --                1              --                  1
                                            ----            -----           -----             ----              ----
OPERATING INCOME (LOSS)...........           (39)              11              10                5               (13)
Equity earnings (loss) from
  affiliates--net of tax..........            54               22               1              (79)               (2)
Interest expense..................           (36)              (3)            (19)              35               (23)
Other income--net.................             3               23              16              (35)                7
                                            ----            -----           -----             ----              ----
INCOME (LOSS) BEFORE INCOME
  TAXES...........................           (18)              53               8              (74)              (31)
Income benefit....................            (1)              (1)            (14)               2               (14)
                                            ----            -----           -----             ----              ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS......................           (17)              54              22              (76)              (17)
Loss from Discontinued Operations,
  net of taxes....................            (2)            (103)           (103)             206                (2)
                                            ----            -----           -----             ----              ----
NET LOSS..........................          $(19)           $ (49)          $ (81)            $130              $(19)
                                            ====            =====           =====             ====              ====

                                 CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                            THREE MONTHS ENDED MARCH 31, 2003
                                                  (DOLLARS IN MILLIONS)

                                        PARENT ONLY                          NON-                           CONSOLIDATED
                                        SOLUTIA INC.      GUARANTORS      GUARANTORS      ELIMINATIONS      SOLUTIA INC.
                                        ------------      ----------      ----------      ------------      ------------
NET LOSS..........................          $(19)           $ (49)          $ (81)            $130              $(19)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation
  adjustments.....................            37               38              35              (73)               37
                                            ----            -----           -----             ----              ----
COMPREHENSIVE INCOME (LOSS).......          $ 18            $ (11)          $ (46)            $ 57              $ 18
                                            ====            =====           =====             ====              ====

                                                      SOLUTIA INC.

                                             CONSOLIDATING STATEMENT OF LOSS
                                            THREE MONTHS ENDED MARCH 31, 2002
                                                  (DOLLARS IN MILLIONS)

                                        PARENT ONLY                          NON-                           CONSOLIDATED
                                        SOLUTIA INC.      GUARANTORS      GUARANTORS      ELIMINATIONS      SOLUTIA INC.
                                        ------------      ----------      ----------      ------------      ------------
NET SALES.........................         $ 404            $  36           $ 156             $(76)            $ 520
Cost of goods sold................           365               17             128              (77)              433
                                           -----            -----           -----             ----             -----
GROSS PROFIT......................            39               19              28                1                87
Marketing expenses................            26                5               4              --                 35
Administrative expenses...........            24                2               6              --                 32
Technological expenses............            10              --                1              --                 11
Amortization expense..............           --               --                1              --                  1
                                           -----            -----           -----             ----             -----
OPERATING INCOME (LOSS)...........           (21)              12              16                1                 8
Equity earnings (loss) from
  affiliates--net of tax..........          (124)            (158)            --               290                 8
Interest expense..................           (34)              (2)            (29)              46               (19)
Other income--net.................            16               20              22              (51)                7
                                           -----            -----           -----             ----             -----
INCOME (LOSS) BEFORE INCOME
  TAXES...........................          (163)            (128)              9              286                 4
Income taxes (benefit)............            (1)             --                2               (1)              --
                                           -----            -----           -----             ----             -----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS......................          (162)            (128)              7              287                 4
Income from Discontinued
  Operations, net of taxes........            10               11              11              (22)               10
Cumulative Effect of Change in
  Accounting Principle, net of
  tax.............................            (1)             --             (166)             --               (167)
                                           -----            -----           -----             ----             -----
NET LOSS..........................         $(153)           $(117)          $(148)            $265             $(153)
                                           =====            =====           =====             ====             =====

                                      CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
                                            THREE MONTHS ENDED MARCH 31, 2002
                                                  (DOLLARS IN MILLIONS)

                                        PARENT ONLY                          NON-                           CONSOLIDATED
                                        SOLUTIA INC.      GUARANTORS      GUARANTORS      ELIMINATIONS      SOLUTIA INC.
                                        ------------      ----------      ----------      ------------      ------------
NET LOSS..........................         $(153)           $(117)          $(148)            $265             $(153)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation
  adjustments.....................            (5)              (7)            --                 7                (5)
Unrealized investment gain, net of
  tax.............................             1              --              --               --                  1
Net realized loss on derivative
  instruments, net of tax.........             1              --              --               --                  1
                                           -----            -----           -----             ----             -----
COMPREHENSIVE LOSS................         $(156)           $(124)          $(148)            $272             $(156)
                                           =====            =====           =====             ====             =====

                                                      SOLUTIA INC.

                                               CONSOLIDATING BALANCE SHEET
                                                     MARCH 31, 2003
                                                  (DOLLARS IN MILLIONS)

                                                PARENT ONLY                      NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................       $    7         $  --         $   10        $   --           $   17
Trade receivables, net......................           15            170           126            --              311
Intercompany receivables....................           27            592           112           (731)            --
Miscellaneous receivables...................           71             (9)           35            --               97
Prepaid expenses............................           12            --              3            --               15
Deferred income tax benefit.................          104            --             22              5             131
Inventories.................................          164             26            95            (15)            270
Current Assets--Discontinued Operations.....          --             --            --             --              --
                                                   ------         ------        ------        -------          ------
    TOTAL CURRENT ASSETS....................          400            779           403           (741)            841
PROPERTY, PLANT AND EQUIPMENT:
Land........................................           17            --              2            --               19
Buildings...................................          265             25            86            --              376
Machinery and equipment.....................        2,496             71           408            --            2,975
Construction in progress....................           16              1             9            --               26
                                                   ------         ------        ------        -------          ------
Total property, plant and equipment.........        2,794             97           505            --            3,396
Less accumulated depreciation...............        2,083             20           349            --            2,452
                                                   ------         ------        ------        -------          ------
NET PROPERTY, PLANT AND EQUIPMENT...........          711             77           156            --              944
INVESTMENTS IN AFFILIATES...................        2,565            (14)           32         (2,349)            234
GOODWILL....................................          --              72            74            --              146
IDENTIFIED INTANGIBLE ASSETS, NET...........            3             26            37            --               66
LONG-TERM DEFERRED INCOME TAX BENEFIT.......          217            --             12            --              229
INTERCOMPANY ADVANCES.......................          128          1,661           725         (2,514)            --
OTHER ASSETS................................          273              1            27            --              301
LONG-TERM ASSETS--DISCONTINUED OPERATIONS...          --             --            --             --              --
                                                   ------         ------        ------        -------          ------
    TOTAL ASSETS............................       $4,297         $2,602        $1,466        $(5,604)         $2,761
                                                   ======         ======        ======        =======          ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................       $  191         $   14        $   37        $    (1)         $  241
Intercompany payables.......................          501            158            72           (731)            --
Wages and benefits..........................           15            --             11            --               26
Postretirement liabilities..................          105            --              1            --              106
Miscellaneous accruals......................          134             11           101            --              246
Short-term debt.............................            5            --              1            --                6
Intercompany short-term debt................           37             55           246           (338)            --
Current Liabilities--Discontinued
  Operations................................          --             --            --             --              --
                                                   ------         ------        ------        -------          ------
TOTAL CURRENT LIABILITIES...................          988            238           469         (1,070)            625
LONG-TERM DEBT..............................          632            --            218            --              850
INTERCOMPANY LONG-TERM DEBT.................        1,501            --            675         (2,176)            --
POSTRETIREMENT LIABILITIES..................        1,129            --             28            --            1,157
OTHER LIABILITIES...........................          279            --             83             (1)            361
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock................................            1            --            --             --                1
    Additional contributed capital..........           19            --            --             --               19
    Treasury stock..........................         (251)           --            --             --             (251)
    Net (deficiency) excess of assets at
      spinoff and subsidiary capital........         (113)         2,364            (7)        (2,357)           (113)
Accumulated other comprehensive loss........         (109)           --            --             --             (109)
Reinvested earnings.........................          221            --            --             --              221
                                                   ------         ------        ------        -------          ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........         (232)         2,364            (7)        (2,357)           (232)
                                                   ------         ------        ------        -------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).................................       $4,297         $2,602        $1,466        $(5,604)         $2,761
                                                   ======         ======        ======        =======          ======

                                                      SOLUTIA INC.

                                               CONSOLIDATING BALANCE SHEET
                                                    DECEMBER 31, 2002
                                                  (DOLLARS IN MILLIONS)

                                                PARENT ONLY                      NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................       $  --          $  --         $   17        $   --           $   17
Trade receivables, net......................           12            146           112            --              270
Intercompany receivables....................           28            567           357           (952)            --
Miscellaneous receivables...................           69            --             28            --               97
Prepaid expenses............................           14              1             2            --               17
Deferred income tax benefit.................           82            --             19              7             108
Inventories.................................          167             23            92            (20)            262
Current Assets--Discontinued Operations.....           85             10           541            --              636
                                                   ------         ------        ------        -------          ------
    TOTAL CURRENT ASSETS....................          457            747         1,168           (965)          1,407
PROPERTY, PLANT AND EQUIPMENT:
Land........................................           17            --              2            --               19
Buildings...................................          266             25            84            --              375
Machinery and equipment.....................        2,482             71           393            --            2,946
Construction in progress....................           15              1            10            --               26
                                                   ------         ------        ------        -------          ------
Total property, plant and equipment.........        2,780             97           489            --            3,366
Less accumulated depreciation...............        2,082             19           335            --            2,436
                                                   ------         ------        ------        -------          ------
NET PROPERTY, PLANT AND EQUIPMENT...........          698             78           154            --              930
INVESTMENTS IN AFFILIATES...................        2,990             33            30         (2,821)            232
GOODWILL....................................          --              72            72            --              144
IDENTIFIED INTANGIBLE ASSETS, NET...........            3             26            37            --               66
LONG-TERM DEFERRED INCOME TAX BENEFIT.......          278            --             12            --              290
INTERCOMPANY ADVANCES.......................          128          2,126         1,461         (3,715)            --
OTHER ASSETS................................          241              1            31            --              273
                                                   ------         ------        ------        -------          ------
    TOTAL ASSETS............................       $4,795         $3,083        $2,965        $(7,501)         $3,342
                                                   ======         ======        ======        =======          ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................       $  191         $    8        $   35        $   --           $  234
Intercompany payables.......................          463            152           337           (952)            --
Wages and benefits..........................           20            --             22            --               42
Postretirement liabilities..................           92            --              1            --               93
Miscellaneous accruals......................          179             10           125            --              314
Short-term debt.............................          233            --            125            --              358
Intercompany short-term debt................          201             23           268           (492)            --
Current Liabilities--Discontinued
  Operations................................           33            --            132            --              165
                                                   ------         ------        ------        -------          ------
TOTAL CURRENT LIABILITIES...................        1,412            193         1,045         (1,444)          1,206
LONG-TERM DEBT..............................          630            --            209            --              839
INTERCOMPANY LONG-TERM DEBT.................        1,586             98         1,539         (3,223)            --
POSTRETIREMENT LIABILITIES..................        1,137            --             27            --            1,164
OTHER LIABILITIES...........................          279            --            104             (1)            382
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock................................            1            --            --             --                1
    Additional contributed capital..........           19            --            --             --               19
    Treasury stock..........................         (251)           --            --             --             (251)
    Net (deficiency) excess of assets at
      spinoff and subsidiary capital........         (113)         2,792            41         (2,833)           (113)
Accumulated other comprehensive loss........         (146)           --            --             --             (146)
Reinvested earnings.........................          241            --            --             --              241
                                                   ------         ------        ------        -------          ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........         (249)         2,792            41         (2,833)           (249)
                                                   ------         ------        ------        -------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).................................       $4,795         $3,083        $2,965        $(7,501)         $3,342
                                                   ======         ======        ======        =======          ======

                                                    SOLUTIA INC.

                                   CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                          THREE MONTHS ENDED MARCH 31, 2003
                                                (DOLLARS IN MILLIONS)

                                            PARENT ONLY                      NON-                       CONSOLIDATED
                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                            ------------    ----------    ----------    ------------    ------------
CASH PROVIDED BY (USED IN) OPERATIONS...       $ (62)          $ 20         $  (4)          $--            $ (46)
                                               -----           ----         -----           ----           -----
INVESTING ACTIVITIES:
Property, plant and equipment
  purchases.............................         (37)           --             (3)           --              (40)
Property disposals and investment
  proceeds..............................         172            --            310            --              482
                                               -----           ----         -----           ----           -----
CASH PROVIDED BY INVESTING ACTIVITIES...         135            --            307            --              442
                                               -----           ----         -----           ----           -----
FINANCING ACTIVITIES:
Net change in short-term debt
  obligations...........................        (227)           --           (125)           --             (352)
Other financing activities..............         (44)           --            --             --              (44)
Changes in investments and advances from
  (to) affiliates.......................         205            (20)         (185)           --              --
                                               -----           ----         -----           ----           -----
CASH USED IN FINANCING ACTIVITIES.......         (66)           (20)         (310)           --             (396)
                                               -----           ----         -----           ----           -----
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..........................           7            --             (7)           --              --
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.......................         --             --             17            --               17
                                               -----           ----         -----           ----           -----
END OF PERIOD...........................       $   7           $--          $  10           $--            $  17
                                               =====           ====         =====           ====           =====

                                                    SOLUTIA INC.

                                   CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                          THREE MONTHS ENDED MARCH 31, 2002
                                                (DOLLARS IN MILLIONS)

                                            PARENT ONLY                      NON-                       CONSOLIDATED
                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                            ------------    ----------    ----------    ------------    ------------
CASH PROVIDED BY (USED IN) OPERATIONS...       $ (30)          $ 29          $ (8)          $--             $ (9)
                                               -----           ----          ----           ----            ----
INVESTING ACTIVITIES:
Property, plant and equipment
  purchases.............................          (7)            (1)           (5)           --              (13)
Property disposals and investment
  proceeds..............................          98            --            --             --               98
                                               -----           ----          ----           ----            ----
CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES............................          91             (1)           (5)           --               85
                                               -----           ----          ----           ----            ----
FINANCING ACTIVITIES:
Net change in short-term debt
  obligations...........................        (133)           --             52            --              (81)
Common stock issued under employee stock
  plans.................................           1            --            --             --                1
Changes in investments and advances from
  (to) affiliates.......................          69            (28)          (41)           --              --
                                               -----           ----          ----           ----            ----
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES............................         (63)           (28)           11            --              (80)
                                               -----           ----          ----           ----            ----
DECREASE IN CASH AND CASH EQUIVALENTS...          (2)           --             (2)           --               (4)
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.......................           3              1            19            --               23
                                               -----           ----          ----           ----            ----
END OF PERIOD...........................       $   1           $  1          $ 17           $--             $ 19
                                               =====           ====          ====           ====            ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business and market conditions, customer acceptance of new products, raw material and energy pricing or shortages, currency fluctuations, increased competitive and/or customer pressure, gain or loss of significant customers, ability to divest existing businesses, exposure to product liability and other litigation and cost of environmental remediation, changes in accounting principles generally accepted in the United States of America, ability to implement cost reduction initiatives in a timely manner, geopolitical instability, and changes in pension assumptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    A summary of our critical accounting policies and estimates is presented on page 14 of our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2003.

RESULTS OF OPERATIONS--FIRST QUARTER 2003 COMPARED WITH FIRST
QUARTER 2002

    Net sales for the first quarter of 2003 were $596 million compared with net sales of $520 million for the first quarter of 2002. The net sales increase reflected higher average selling prices of approximately 9 percent, improved sales volumes of approximately 3 percent and favorable currency exchange rate fluctuations of approximately 3 percent.

  Performance Products and Services

    Performance Products and Services net sales for the first quarter of 2003 were $243 million compared with $224 million for the first quarter of 2002. The sales increase resulted from favorable currency exchange rate fluctuations of approximately 6 percent as well as net increases of approximately 1 percent in both average selling prices and volumes. Net sales were positively affected by the strengthening euro in relation to the U.S. dollar. Moderate increases of average selling prices experienced in Chlorobenzenes and moderate increases of volumes experienced in THERMINOL(R) heat transfer fluids and DEQUEST(R) water treatment chemicals, more than offset slight decreases in average selling prices experienced in SAFLEX(R) plastic interlayer products and slight decreases in volumes experienced in CPFilms window film and precision coated products.

    Segment profit was $17 million for the first quarter of 2003 versus $21 million for the prior year quarter. Segment profit decreased $4 million or 19 percent primarily due to severance charges associated with workforce reductions, unfavorable manufacturing variances and increased raw material costs, partially offset by higher net sales, lower marketing, administrative and technological expenses and lower incentive expenses.

  Integrated Nylon

    Integrated Nylon segment had net sales of $353 million for the first quarter of 2003 compared with $296 million for the same period of the prior year. The sales increase resulted from higher average selling prices of approximately 14 percent and sales volume improvements of approximately 5 percent. Price increases occurred principally in the intermediate chemicals segment as they benefited from formula-based sales contracts tied to raw material costs. In addition, modest price increases were recorded in select fiber products but did not include recently announced increases in carpet fibers which were implemented April 1, 2003. Sales volumes were up in most segments and include benefits of reintegrated marketing responsibilities for the nylon molding resins business previously performed under a marketing alliance with Dow Plastics, a business unit of Dow Chemical.

    The Integrated Nylon segment experienced a loss of $11 million in the first quarter of 2003 compared to a profit of $7 million in the prior year quarter. Segment profit declined because of higher raw material and energy costs of approximately $60 million and severance charges associated with workforce reductions, partially offset by higher net sales as well as favorable manufacturing operations. Raw material and energy costs were higher because of uncertain geopolitical factors and the declaration of force majeure for supply of propylene, a key raw material. The sharp rise in raw material and energy costs had a significant impact on the profitability of carpet fiber, intermediates and nylon plastics and polymers.

  Corporate Expenses

    Corporate expenses were $15 million for the first quarter of 2003 compared to $17 million in the first quarter of 2002. The decline primarily resulted from lower litigation expenses partially offset by severance charges associated with workforce reductions.

  Operating Income

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  ---------------------
(DOLLARS IN MILLIONS)                                              2003           2002
                                                                  ------         ------
     Performance Products and Services Segment Profit.......       $ 17           $ 21
     Integrated Nylon Segment Profit/(Loss).................        (11)             7
          Less: Corporate Expenses..........................        (15)           (17)
          Less: Equity Earnings from Affiliates included in
            Segment Profit/(Loss)...........................         (1)            --
          Less: Other Income items included in Segment
            Profit/(Loss)...................................         (3)            (3)
                                                                   ----           ----
    Operating Income/(Loss).................................       $(13)          $  8
                                                                   ====           ====

    Solutia had an operating loss of $13 million in the first quarter of 2003 compared with operating income of $8 million in the first quarter of 2002. The decrease in operating income was primarily driven by higher raw material and energy costs and higher severance costs associated with workforce reductions, partially offset by improvements in average selling prices, sales volumes and favorable currency exchange rate fluctuations.

  Equity Earnings (Loss) from Affiliates

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                            ---------------------
(DOLLARS IN MILLIONS)                                        2003           2002
                                                            ------         ------
Equity Earnings/(Loss) from Affiliates................        $(2)          $  8
                                                              ===           ====
Equity Earnings from Affiliates included in Reportable
  Segment Profit......................................        $ 1           $--
                                                              ===           ====

    Solutia records the equity earnings (loss) from affiliates net of income taxes. Equity loss from affiliates of $2 million for the three months ended March 31, 2003, compared to equity earnings from affiliates of $8 million for the comparable quarter of 2002. Equity earnings from affiliates in 2003 were negatively affected by restructuring charges related to asset impairments at the Flexsys joint venture and severance charges at both the Flexsys and Astaris joint ventures. In addition, Astaris' earnings decreased as a result of lower sales volumes, lower selling prices and lower revenue from an electricity sales contract. During the first quarter of 2002, Solutia sold its 50 percent interest in Advanced Elastomer Systems joint venture. Equity earnings from affiliates for the three months ended March 31, 2002, included $2 million of earnings from the Advanced Elastomer Systems joint venture.

  Other Income--Net

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                             ---------------------
(DOLLARS IN MILLIONS)                                         2003           2002
                                                             ------         ------
Other Income--Net......................................        $7             $7
                                                               ==             ==
Other Income--Net included in Reportable Segment
  Profit...............................................        $3             $3
                                                               ==             ==

    Other income--net for the three months ended March 31, 2003 and 2002, was $7 million. During the first quarter of 2003, Solutia realized a benefit of $4 million related to the recovery of certain receivables, established prior to 1997, which had previously been written off. During the first quarter 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems joint venture resulting in a gain of $5 million.

  Income Tax Benefit

    Solutia's income tax benefit was $14 million for the first quarter of 2003 compared to $0 million for the first quarter of 2002. The significant increase in income tax benefit is due to the decrease in income on a year over year basis. The effective tax rate increased because of the utilization of deferred tax liabilities for the income taxes on distributed foreign earnings.

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

    Fair value measurements of the reporting units were estimated by a third-party specialist utilizing both an income and market multiple approach. Based on this analysis, Solutia recorded an impairment loss of $167 million during the first quarter of 2002 for the resins and additives business (which is presented as discontinued operations) due to declining estimates of future results given current economic and market conditions. The goodwill impairment charge is non-deductible for tax purposes and is reflected as the cumulative effect of change in accounting principle in the accompanying statement of consolidated loss.

  Restructuring Activities

    During the first quarter of 2003, Solutia recorded restructuring charges of $6 million to cost of goods sold and $5 million to marketing, administrative and technological expenses for costs associated with workforce reductions. The restructuring was part of an enterprise-wide cost reduction initiative associated with the sale of the resins, additives and adhesives businesses and other cost reduction initiatives. As a result of these actions, Solutia reduced its workforce by approximately 170 positions. Cash outlays associated with the restructuring actions were funded from divestiture proceeds and operations. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately 10 percent affected European, Asian and Latin American operations. Management positions represented approximately 40 percent of the workforce reductions. Solutia anticipates additional severance charges of approximately
$9 million for the remainder of 2003.

  Summary of Events Affecting Comparability

    Charges and gains recorded in three months ended March 31, 2003 and 2002, and other events affecting comparability have been summarized in the tables below (dollars in millions).

                                                                            2003
                                              -----------------------------------------------------------------
                                              PERFORMANCE
                                                PRODUCTS         INTEGRATED       CORPORATE/
          INCREASE/(DECREASE)                 AND SERVICES         NYLON            OTHER          CONSOLIDATED
----------------------------------------      ------------       ----------       ----------       ------------
IMPACT ON:
Cost of goods sold......................          $ 3               $ 3              $                 $  6       (a)
                                                  ---               ---                                ----
Total cost of goods sold................            3                 3               --                  6
Marketing...............................            1                                                     1       (a)
Administrative..........................            1                                  2                  3       (a)
Technological...........................            1                                                     1       (a)
                                                  ---               ---              ---               ----
    OPERATING INCOME (LOSS) IMPACT......           (6)               (3)              (2)               (11)
Equity earnings (loss) from affiliates,
  net of tax............................                                              (5)                (5)      (b)
Other income (expense)..................                                               4                  4       (c)
                                                  ---               ---              ---               ----
    PRETAX INCOME STATEMENT IMPACT......          $(6)              $(3)             $(3)               (12)
                                                  ===               ===              ===
Income tax benefit impact...............                                                                 (3)
                                                                                                       ----
    AFTERTAX INCOME STATEMENT IMPACT....                                                               $ (9)
                                                                                                       ====

  2003 EVENTS
  -----------

(a)     Restructuring charges for workforce reductions of approximately 170 people across all world areas and functions of the Company ($11 million).
(b)     The Flexsys and Astaris joint ventures, in which the Company has a fifty percent joint interest, incurred restructuring charges during the quarter related to asset impairments and severance charges ($5 million).
(c)     The Company recovered certain receivables, established prior to 1997, which had previously been written off
        ($4 million).

                                                                            2002
                                              -----------------------------------------------------------------
                                              PERFORMANCE
                                                PRODUCTS         INTEGRATED       CORPORATE/
          INCREASE/(DECREASE)                 AND SERVICES         NYLON            OTHER          CONSOLIDATED
----------------------------------------      ------------       ----------       ----------       ------------
IMPACT ON:
Cost of goods sold......................          $                 $                $                 $--
Total cost of goods sold................           --                --               --                --
Marketing, administrative, technological
  and amortization expenses.............
                                                  ---               ---              ---               ---
    OPERATING INCOME (LOSS) IMPACT......           --                --               --                --
Equity earnings (loss) from affiliates,
  net of tax............................
Other income (expense)..................                                               5                 5        (d)
                                                  ---               ---              ---               ---
    PRETAX INCOME STATEMENT IMPACT......          $--               $--              $ 5                 5
                                                  ===               ===              ===
Income taxes impact.....................                                                                 2
                                                                                                       ---
    AFTERTAX INCOME STATEMENT IMPACT....                                                               $ 3
                                                                                                       ===

  2002 EVENTS
  -----------

(d)     Gain resulting from the sale of the Company's fifty percent interest in the Advanced Elastomer Systems joint venture ($5 million).

FINANCIAL CONDITION AND LIQUIDITY

    On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. On January 31, 2003, the sale was completed. Proceeds from the divestiture were used to pay down all of the borrowings under the amended credit facility, provide $39 million cash collateral for certain outstanding letters of credit and purchase the co-generation facility at Pensacola, Florida for $32 million in accordance with bank agreements. The Company retained certain tax liabilities related to the divested businesses and expects to pay approximately $29 million in 2003 related to these liabilities.

    Divestiture proceeds provided the primary source of funds to finance operating needs and capital expenditures during the first quarter of 2003. Cash used in continuing operations was $35 million during the first quarter of 2003, up $21 million from $14 million from the comparable period of 2002. The increase was primarily attributable to a $60 million income tax refund received during the first quarter of 2002, partially offset by improvements in working capital.

    Capital spending increased $29 million to $40 million in the first quarter of 2003, compared to $11 million in the first quarter of 2002. The increase resulted from the purchase of the co-generation facility in Pensacola, Florida, for approximately
$32 million. The remaining expenditures were used to fund maintenance and cost reduction projects.

    During the first quarter of 2003, proceeds from the sale of the resins, additives and adhesives businesses were included in cash provided by discontinued operations. Proceeds generated in the first quarter of 2002 included the sale of the Company's 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a subsidiary of Exxon Mobil Corporation for approximately $102 million.

    Total debt decreased by $341 million to $856 million at March 31, 2003, compared to $1,197 million at the end of 2002 and consisted of borrowings under the amended credit facility, notes, indenture and debentures. The decrease was driven by the use of divestiture proceeds to pay down debt.

    Solutia's working capital from continuing operations increased by $486 million to $216 million at March 31, 2003, compared to negative $270 million at December 31, 2002. The increase in the working capital position primarily resulted from lower short-term debt.

    Solutia had a shareholders' deficit of $232 million at March 31, 2003 compared to $249 million at December 31, 2002. The
$17 million improvement was principally caused by favorable currency translation adjustments, principally related to the increase in value of the euro, partially offset by lower 2003 earnings.

    The Company's primary sources of liquidity have been and will continue to be cash from operations, divestiture proceeds, borrowings from its revolving credit facility and other external financing sources. At March 31, 2003, after consideration of $117 million of letters of credit outstanding under the credit facility, the Company had capacity to borrow up to $178 million.

    The weighted average interest rate on Solutia's total debt outstanding at March 31, 2003, was approximately 7.8 percent compared to 5.7 percent at March 31, 2002. Interest expense was $23 million in the first quarter of 2003 compared to $19 million in the comparable quarter of 2002. The increase resulted from amortization of deferred debt issuance costs incurred during the second half of 2002 for the refinancing of the credit facility and higher interest rates associated with the credit facility and the senior secured notes.

    Solutia believes that it has sufficient liquidity to finance its needs for the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This Interpretation also provides guidance related to the initial and subsequent measurement of assets, liabilities, and noncontrolling interests of newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. In addition, this Interpretation requires certain disclosures if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies the guidance in this Interpretation. This Interpretation must be applied immediately to (a) variable interest entities created, or (b) interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in this Interpretation must be applied in the first fiscal year or interim period beginning after June 15, 2003. Solutia is evaluating this Interpretation to determine the impact on its consolidated financial statements. However, the Company currently expects to consolidate the assets and liabilities associated with the leasing of the Company's corporate headquarters of approximately $40 million to $50 million in the third quarter of 2003. Solutia has not determined the value, if any, to be assigned to the residual value guaranty associated with this leasing arrangement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        FACTORS

    There have been no material changes in market risk exposures during the first three months of 2003 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 31 and 32 of Solutia's Annual Report on
Form 10-K for the year ended December 31, 2002.

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

                     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Solutia's Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"), described a number of lawsuits pending in state and federal court relating to the alleged release of polychlorinated biphenyls ("PCBs") and other materials from our Anniston, Alabama plant site.

    (1) Abernathy v. Monsanto: This matter involves four consolidated cases brought on behalf of approximately
        3,500 plaintiffs and is currently pending in Circuit Court for Etowah County, Alabama. Trial in this action recommenced on March 17, 2003, with arguments to the jury regarding compensatory damages for plaintiffs making property damage and exposure claims. As of April 8, 2003 the jury had returned compensatory damages verdicts for the original
        17 trial plaintiffs. We asked the trial court to sever these claims and certify them for appeal to the Alabama Supreme Court. The trial court denied our request. As of April 22, 2003, the jury had returned compensatory damage verdicts totaling approximately $11.8 million to 51 plaintiffs who have made property damage and exposure claims, but no final appealable judgment has been entered with respect to these verdicts. No claims of personal injury have been tried or presented to the jury. Trial of this action continues.

    (2) Tolbert v. Monsanto: There are currently approximately 15,300 plaintiffs in this action brought in U.S. District Court for the Northern District of Alabama. The parties had selected eight plaintiffs from two "disease categories" for a phase I trial. On February 25, 2003, the court allowed plaintiffs to dismiss with prejudice the claims of two phase I plaintiffs selected by Solutia and indicated that plaintiffs should withdraw two of their phase I selections. The court has set a phase I trial date of October 14, 2003.

    (3) Payton v. Monsanto: This action was brought in Circuit Court for Shelby County, Alabama on behalf of a purported class of owners, lessees and licensees of property around Lay Lake. On March 19, 2003, the trial court entered an order certifying a plaintiff class. We intend to appeal this order, and our notice of appeal is due to be filed by April 30, 2003.

    Solutia's 2002 Form 10-K also described a number of cases in which plaintiffs allege injury from exposure to PCBs which occurred in the course of their employment or as a result of incidents involving equipment which used PCBs as a dielectric, hydraulic or heat transfer fluid.

    (1) Crystal Springs, Mississippi Litigation: This matter involves five cases, four brought in Circuit Court for the First Judicial District of Hinds County, Mississippi, and one in Circuit Court for Copiah County Mississippi, on behalf of a total of 170 individual plaintiffs who claim that exposure to PCBs at Kuhlman Electric Company's plant in Crystal Springs caused them unspecified injuries. The defendants had removed these cases to federal court. On March 14, 2003, the U.S. District Court for the Southern District of Mississippi remanded these cases to state court.

    (2) Other Pending PCB Case: Our former parent, Monsanto Company (now known as Pharmacia Corporation, a wholly owned subsidiary of Pfizer Inc.), was named as one of a number of defendants in a wrongful death action, Johnson et al. v. Ashland Inc. et al., filed in the Circuit Court of Hinds County, Mississippi on March 27, 2003, on behalf of the family of a deceased worker at a shipbuilding facility in Pascagoula, Mississippi. Plaintiffs seek compensatory and punitive damages in unspecified amounts. Solutia is vigorously defending this matter and believes that there are meritorious defenses, including lack of proximate cause and lack of negligence or other improper conduct on the part of our former parent company or Solutia.

    Solutia's 2002 Form 10-K described a Partial Consent Decree lodged with the United States District Court for the Northern District of Alabama in an action captioned United States of America
v. Pharmacia Corporation and Solutia Inc. The District Court conducted hearings on January 21, 2003 and February 25, 2003, regarding objections to entry of the Partial Consent Decree made by plaintiffs in the Abernathy case. The objectors as well as Solutia and the United States have made filings subsequent to the hearing. The parties await a decision by the court on approval of the Partial Consent Decree.

    Solutia's 2002 Form 10-K described a case pending in the Commonwealth Court of Pennsylvania seeking damages allegedly resulting from PCBs found in the Transportation and Safety Building in Harrisburg, Pennsylvania. The Commonwealth Court has certified the record on appeal to the Pennsylvania Supreme Court, and the Supreme Court has issued a briefing schedule to the parties. Solutia filed its record designations on April 21, 2003, and will file its brief on appeal by April 30, 2003.

    Solutia's 2002 Form 10-K described a legal proceeding arising from the alleged violations of the Wyoming Environmental Quality Act, the Wyoming Air Quality Standards & Regulations and a permit issued by the Wyoming Department of Environmental Quality for a coal coking facility in Rock Springs, Wyoming. The parties have now agreed to settle this matter and have filed a Stipulation and Order of Judgment with the United States District Court for the District of Wyoming. [We are awaiting approval of the settlement by the District Court.]

    Solutia's 2002 Form 10-K described (a) an investigation by authorities in the United States, Europe and Canada of past commercial practices in the rubber chemicals industry and (b) a number of purported class actions filed against producers of rubber chemicals including Flexsys, our 50/50 joint venture with Akzo Nobel N.V., each seeking actual and treble damages under state law on behalf of all retail purchasers of tires in the relevant state since 1994. On April 8, 2003, a purported class action, Rubber Engineering and Development Company v. Akzo Nobel, N.V., et al, was filed in United States District Court for the Northern District of California against a number of companies including Solutia and Flexsys. The plaintiff alleges price fixing and seeks treble damages and injunctive relief under U.S. antitrust laws on behalf of all individuals and entities that purchased rubber chemicals in the United States from the defendants, their predecessors, or their controlled subsidiaries from January 1, 1995 until October 10, 2002. On April 9, 2003, a second purported class action, Standard Rubber Products, Inc. v. Akzo Nobel N.V., et al, was filed in the same court. The second action names the same defendants, makes substantially the same allegations and seeks substantially the same relief as the first action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 27 of this report.

    (b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

        On February 18, 2003, Solutia filed a Form 8-K announcing the sale of its resins, additives and adhesives businesses.

        On February 26, 2003, Solutia filed a Form 8-K containing three press releases; the first to announce the Alabama Supreme Court's decision on a motion of recusal in Abernathy vs. Monsanto, the second to announce the February 27 teleconference to review the decision, and the third to announce board action regarding the election of directors and officers and nominations of directors for re-election.

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

                                            SOLUTIA INC.
                             ------------------------------------------
                                            (Registrant)


                                         /s/  J. M. SULLIVAN
                             ------------------------------------------
                                   (Vice President and Controller)
                                 (On behalf of the Registrant and as
                                    Principal Accounting Officer)

Date: April 28, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

                                        /s/  JOHN C. HUNTER III
                                 -------------------------------------
                                          John C. Hunter III
                                        Chairman, President and
                                        Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

                                      /s/  ROBERT A. CLAUSEN
                            -------------------------------------------
                                         Robert A. Clausen
                            Vice Chairman, Chief Financial Officer and
                                   Chief Administrative Officer

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

  10 Change of Control Agreement between Solutia Inc. and Jeffry N. Quinn dated as of February 26, 2003

  11          See "Statement of Consolidated Loss" on page 1.

  99          Computation of the Ratio of Earnings to Fixed Charges