Form 10-Q
period 2003-06-30
SOLUTIA INC
filed 2003-08-14
CIK 1043382

==============================================================================

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

       (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  NO    .
                                                   ---    ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER
(AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES  X  NO    .
                                                    ---    ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                         OUTSTANDING AT
                    CLASS                                 JUNE 30, 2003
                    -----                                 -------------

        COMMON STOCK, $0.01 PAR VALUE                   104,563,497 SHARES
        -----------------------------                   ------------------

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                              PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                       SOLUTIA INC.

                                         STATEMENT OF CONSOLIDATED INCOME (LOSS)
                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                              THREE MONTHS                SIX MONTHS
                                                                             ENDED JUNE 30,             ENDED JUNE 30,
                                                                          -------------------        --------------------
                                                                           2003          2002         2003          2002
                                                                          ------        -----        ------        ------
NET SALES .........................................................       $  611        $ 585        $1,207        $1,105
Cost of goods sold ................................................          562          489         1,089           922
                                                                          ------        -----        ------        ------
GROSS PROFIT ......................................................           49           96           118           183
Marketing expenses ................................................           40           36            79            71
Administrative expenses ...........................................           33           31            63            63
Technological expenses ............................................           11           12            23            23
Amortization expense ..............................................          --           --              1             1
                                                                          ------        -----        ------        ------
OPERATING INCOME (LOSS) ...........................................          (35)          17           (48)           25
Equity earnings (loss) from affiliates--net of tax ................          --             4            (2)           12
Interest expense ..................................................          (25)         (16)          (48)          (35)
Other income--net .................................................            1            2             8             9
                                                                          ------        -----        ------        ------
INCOME (LOSS) BEFORE INCOME TAXES .................................          (59)           7           (90)           11
Income taxes (benefit) ............................................          (21)          (4)          (35)           (4)
                                                                          ------        -----        ------        ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE .......................................................          (38)          11           (55)           15
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX ............          --            12            (2)           22
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ...............          --           --            --           (167)
                                                                          ------        -----        ------        ------
NET INCOME (LOSS) .................................................       $  (38)       $  23        $  (57)       $ (130)
                                                                          ======        =====        ======        ======
BASIC EARNINGS (LOSS) PER SHARE:
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle .......................................................       $(0.36)       $0.10        $(0.52)       $ 0.14
Net Income (Loss) per Share .......................................       $(0.36)       $0.22        $(0.54)       $(1.24)
DILUTED EARNINGS (LOSS) PER SHARE:
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle .......................................................       $(0.36)       $0.10        $(0.52)       $ 0.14
Net Income (Loss) per Share .......................................       $(0.36)       $0.22        $(0.54)       $(1.24)
WEIGHTED AVERAGE EQUIVALENT SHARES (IN MILLIONS):
    Basic .........................................................        104.6        104.8         104.6         104.7
    Diluted .......................................................        104.6        105.1         104.6         105.1

                                  STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                                  (DOLLARS IN MILLIONS)
                                                                              THREE MONTHS                SIX MONTHS
                                                                             ENDED JUNE 30,             ENDED JUNE 30,
                                                                           ------------------         ------------------
                                                                           2003          2002         2003          2002
                                                                           ----          ----         ----          ----
NET INCOME (LOSS)................................................         $  (38)       $  23        $  (57)       $ (130)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ................................              6           87            43            82
Unrealized investment gain (loss), net of tax....................            --            (1)          --            --
Net realized loss on derivative instruments, net of tax .........            --           --            --              1
                                                                          ------        -----        ------        ------
COMPREHENSIVE INCOME (LOSS)......................................         $  (32)       $ 109        $  (14)       $  (47)
                                                                          ======        =====        ======        ======

See accompanying Notes to Consolidated Financial Statements.

                                                     SOLUTIA INC.

                                     STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            2003             2002
                                                                                          --------       ------------
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................................................           $   84           $   17
Trade receivables, net of allowances of $17 in 2003 and $16 in 2002.............              304              270
Miscellaneous receivables.......................................................              106               97
Prepaid expenses................................................................               14               17
Deferred income tax benefit.....................................................              142              108
Inventories.....................................................................              269              262
Assets of Discontinued Operations ..............................................              --               636
                                                                                           ------           ------
TOTAL CURRENT ASSETS............................................................              919            1,407
PROPERTY, PLANT AND EQUIPMENT:
Land............................................................................               19               19
Buildings.......................................................................              380              375
Machinery and equipment.........................................................            2,997            2,946
Construction in progress........................................................               24               26
                                                                                           ------           ------
Total property, plant and equipment.............................................            3,420            3,366
Less accumulated depreciation...................................................            2,496            2,436
                                                                                           ------           ------
NET PROPERTY, PLANT AND EQUIPMENT...............................................              924              930
INVESTMENTS IN AFFILIATES.......................................................              254              232
GOODWILL........................................................................              146              144
IDENTIFIED INTANGIBLE ASSETS, NET...............................................               67               66
LONG-TERM DEFERRED INCOME TAX BENEFIT...........................................              305              290
OTHER ASSETS....................................................................              335              273
                                                                                           ------           ------
TOTAL ASSETS....................................................................           $2,950           $3,342
                                                                                           ======           ======

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable................................................................           $  212           $  234
Wages and benefits..............................................................               29               42
Postretirement liabilities......................................................              100               93
Miscellaneous accruals..........................................................              343              314
Short-term debt.................................................................              120              358
Liabilities of Discontinued Operations .........................................               --              165
                                                                                           ------           ------
TOTAL CURRENT LIABILITIES.......................................................              804            1,206
LONG-TERM DEBT..................................................................              863              839
POSTRETIREMENT LIABILITIES......................................................            1,162            1,164
OTHER LIABILITIES...............................................................              384              382
SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2003 and 2002.................................                1                1
    Additional Contributed Capital..............................................               19               19
    Treasury stock, at cost (13,837,138 shares in 2003 and 13,659,351 shares in
      2002, respectively).......................................................             (251)            (251)
Net deficiency of assets at spinoff.............................................             (113)            (113)
Accumulated other comprehensive loss............................................             (103)            (146)
Reinvested earnings.............................................................              184              241
                                                                                           ------           ------
TOTAL SHAREHOLDERS' DEFICIT.....................................................             (263)            (249)
                                                                                           ------           ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.....................................           $2,950           $3,342
                                                                                           ======           ======
See accompanying Notes to Consolidated Financial Statements.

                                                      SOLUTIA INC.

                                          STATEMENT OF CONSOLIDATED CASH FLOWS
                                                 (DOLLARS IN MILLIONS)

                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                  ---------------------
                                                                                                   2003            2002
                                                                                                  -----           -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net loss                                                                                          $ (57)          $(130)
Adjustments to reconcile to Cash Provided by (Used in) Operations:
    Cumulative effect of change in accounting principle ..............................              --              167
    Depreciation and amortization  ...................................................               68              67
    (Income) Loss from discontinued operations, net of tax ...........................                2             (22)
    Amortization of deferred credits..................................................               (7)             (7)
    Amortization of deferred debt issuance costs and debt discount ...................                8               4
    Restructuring expenses and other charges .........................................               50             --
    Net pretax gains from asset disposals.............................................              --               (6)
    Changes in assets and liabilities:
        Income and deferred taxes.....................................................              (40)             64
        Trade receivables.............................................................              (34)            (56)
        Inventories...................................................................               (7)            (15)
        Accounts payable..............................................................              (22)             24
        Other assets and liabilities..................................................               (2)            (51)
                                                                                                  -----           -----
CASH PROVIDED BY (USED IN) OPERATIONS--CONTINUING OPERATIONS .........................              (41)             39
CASH PROVIDED BY (USED IN) OPERATIONS--DISCONTINUED OPERATIONS .......................              (11)             10
                                                                                                  -----           -----
CASH PROVIDED BY (USED IN) OPERATIONS.................................................              (52)             49
                                                                                                  -----           -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases...............................................              (46)            (27)
Acquisition and investment payments, net of cash acquired ............................              (27)            (17)
Property disposals and investment proceeds............................................               (1)            102
                                                                                                  -----           -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES--CONTINUING OPERATIONS ...............              (74)             58
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES--DISCONTINUED OPERATIONS .............              477              (6)
                                                                                                  -----           -----
CASH PROVIDED BY INVESTING ACTIVITIES.................................................              403              52
                                                                                                  -----           -----

FINANCING ACTIVITIES:
Net change in short-term debt obligations.............................................             (239)           (109)
Deferred debt issuance cost ..........................................................              --               (1)
Common stock issued under employee stock plans........................................              --                2
Other financing activities............................................................              (40)             (3)
                                                                                                  -----           -----
CASH USED IN FINANCING ACTIVITIES--CONTINUING OPERATIONS..............................             (279)           (111)
CASH USED IN FINANCING ACTIVITIES--DISCONTINUED OPERATIONS............................               (5)            --
                                                                                                  -----           -----
CASH USED IN FINANCING ACTIVITIES.....................................................             (284)           (111)
                                                                                                  -----           -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................               67             (10)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.....................................................................               17              23
                                                                                                  -----           -----
END OF PERIOD.........................................................................            $  84           $  13
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

         Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation). On September 1, 1997, Monsanto distributed all of the outstanding shares of common stock of the Company as a dividend to Monsanto stockholders (the spinoff). As a result of the spinoff, on September 1, 1997, Solutia became an independent publicly-held company listed on the New York Stock Exchange and its operations ceased to be owned by Monsanto. A net deficiency of assets of $113 million resulted from the spinoff.

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

Inventory Valuation
         Inventories are stated at lower of cost or market. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. The cost of certain inventories is determined by the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of other inventories generally is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment
         Property, plant and equipment are recorded at cost. The cost of plant and equipment is depreciated over weighted average periods of 20 years for buildings and 12 years for machinery and equipment, by the straight-line method.

Intangible Assets
         Effective January 1, 2002, Solutia discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives, generally periods ranging from 5 to 20 years. Goodwill is assessed annually for impairment. Fair value measurements of the reporting units are estimated by a third-party specialist utilizing both an income and market multiple approach.

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

Environmental Remediation
         Costs for remediation of waste disposal sites are accrued in the accounting period in which the obligation is probable and when the cost is reasonably estimable. Postclosure costs for hazardous waste facilities at certain U.S. operating locations are accrued over the estimated life of the facility as part of its anticipated closure cost. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from insurance or third parties. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

Self-Insurance and Insurance Recoveries
         Solutia maintains self-insurance reserves to reflect its estimate of uninsured losses. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry, the Company's historical experience and certain case specific reserves as required, including estimated legal costs. The maximum extent of the self-insurance provided by the Company is dependent upon a number of factors including the facts and circumstances of individual cases and the terms and conditions of the commercial policies. Solutia has purchased commercial insurance in order to reduce its exposure to workers' compensation, product, general, auto and property liability claims. Policies for periods prior to the spinoff are shared with Monsanto. This insurance has varying policy limits and deductibles.

         Insurance recoveries are estimated in consideration of expected losses, coverage limits and policy deductibles. When recovery from an insurance policy is considered probable, a receivable is recorded.

Revenue Recognition
         The Company's primary revenue-earning activities involve producing and delivering goods. Revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. In the case of the pharmaceutical services businesses, revenues are primarily recorded on a percentage of completion method.

Distribution Costs
         The Company includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and the other costs of our distribution network in the cost of sales line item.

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

Stock Option Plans
         Effective January 1, 2003, Solutia adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which allowed Solutia to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in the Statement of Consolidated Income (Loss), as all options granted under the plans had an exercise price equal to the market value of the Company's stock on the date of the grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                   -------------------       -------------------
                                                                    2003          2002        2003         2002
                                                                   ------        -----       ------       ------
NET INCOME (LOSS):
    As reported ............................................       $  (38)       $  23       $  (57)      $ (130)
    Deduct: Total stock-based employee compensation expense
      determined using the Black-Scholes option-pricing
      model for all awards, net of tax .....................           (1)          (2)          (3)          (4)
                                                                   ------        -----       ------       ------
    Pro forma ..............................................       $  (39)       $  21       $  (60)      $ (134)
                                                                   ======        =====       ======       ======
INCOME (LOSS) PER SHARE:
    Basic--as reported .....................................       $(0.36)       $0.22       $(0.54)      $(1.24)
    Basic--pro forma .......................................       $(0.37)       $0.20       $(0.57)      $(1.28)
    Diluted--as reported ...................................       $(0.36)       $0.22       $(0.54)      $(1.24)
    Diluted--pro forma .....................................       $(0.37)       $0.20       $(0.57)      $(1.27)

         Compensation expense resulting from the fair value method may not be representative of compensation expense to be incurred on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option-pricing model.

New Accounting Pronouncements
         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation provides guidance related to identifying variable interest entities (VIEs) and determining whether such entities should be consolidated. This Interpretation must be applied immediately to (a) VIEs created, or (b) interests in VIEs obtained, after January 31, 2003. For those VIEs created, or interests in VIEs obtained, on or before January 31, 2003, the guidance in this Interpretation must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company has one operating lease related to its corporate headquarters in St. Louis, Missouri that qualifies as a VIE. Based on the current terms of the lease agreement and the residual value guarantee the Company provides to the lessor, the Company is the primary beneficiary of the VIE. As a result, Solutia will be required to consolidate the assets and liabilities held by this VIE of approximately $38 million and approximately $43 million, respectively, and record an approximate charge of $5 million which will be reported as a cumulative effect of a change in accounting principle in the third quarter of 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with

Characteristics of Both Liabilities and Equity." This Statement establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The Statement also requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 did not have a material effect on the consolidated financial statements of the Company. In addition, the Company does not expect the adoption of SFAS No. 150 for financial instruments entered into or modified prior to May 31, 2003 to have a material effect on the consolidated financial statements.

Reclassifications
         Certain reclassifications to prior year's financial information have been made to conform to the 2003 presentation.

         These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2003.

         The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.


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

                                                                          DECEMBER 31,
                                                                              2002
                                                                          ------------
ASSETS:
Receivables and prepaids..........................................            $100
Inventories.......................................................              68
Other current assets..............................................              36
                                                                              ----
         Total Current Assets.....................................             204
                                                                              ----
Property, plant and equipment, net................................             199
Intangible assets.................................................             205
Other long-term assets............................................              28
                                                                              ----
         Total Assets.............................................            $636
                                                                              ====


LIABILITIES:
Accounts payable..................................................            $ 42
Miscellaneous accruals............................................              51
                                                                              ----
         Total Current Liabilities................................              93
                                                                              ----
Postretirement liabilities........................................              21
Non-current deferred tax liability................................              33
Other long-term liabilities.......................................              18
                                                                              ----
         Total Liabilities........................................            $165
                                                                              ====

         The operating results of the resins, additives and adhesives businesses have been reported separately as discontinued operations in the Consolidated Financial Statements for periods presented. The operating results for the three and six months ended June 30, 2002 exclude certain corporate expenses of $3 million and $4 million, respectively, which had previously been allocated to the resins, additives and adhesives businesses. In addition, interest expense of $24 million in 2003 and $9 million in 2002 associated with debt that was repaid with the sales proceeds was allocated to discontinued operations. The operating results for 2003 include results of operations for the month of January of 2003. Net sales and income from discontinued operations are as follows:

                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      JUNE 30,                            JUNE 30,
                                               ----------------------              ---------------------
                                               2003              2002              2003             2002
                                               ----              ----              ----             ----
Net sales....................................  $--               $151               $53             $285
Income before income tax expense
  (including gain on disposal of $24)........   --                 18                 7               32
Income tax expense...........................   --                 (6)               (9)             (10)
                                               ----              ----               ---             ----
Income (loss) from discontinued
  operations.................................  $--               $ 12               $(2)            $ 22
                                               ====              ====               ===             ====

3.  ACQUISITIONS

         On May 31, 2002, Solutia acquired Axio Research Corporation (Axio) for approximately $5 million, which was financed with cash from operations. Axio is a contract research organization providing clinical trial design and data management. Axio is included in Pharmaceutical Services within the Performance Products and Services segment. The allocation of the purchase price to assets and liabilities acquired resulted in current assets of $1 million, non-current assets of $1 million, goodwill of $4 million and current liabilities of $1 million. Axio's results of operations were included in Solutia's results of operations from the acquisition date and were not material to Solutia's consolidated results of operations for the six month period ended June 30, 2002.


4.  EARNINGS (LOSS) PER SHARE

                                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                        JUNE 30,                JUNE 30,
                                                                                  -------------------      ------------------
                                                                                   2003          2002       2003        2002
                                                                                  ------        -----      ------      ------
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting Principle...           $  (38)       $  11      $  (55)     $   15
Income (Loss) from Discontinued Operations, net of tax.................              --            12          (2)         22
Cumulative Effect of Change in Accounting Principle....................              --           --          --         (167)
                                                                                  ------        -----      ------      ------
Net Income (Loss)......................................................           $  (38)       $  23      $  (57)     $ (130)
                                                                                  ======        =====      ======      ======

Basic Earnings (Loss) per Share:
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting Principle...           $(0.36)       $0.10      $(0.52)     $ 0.14
Income (Loss) from Discontinued Operations, net of tax ................              --          0.12       (0.02)       0.21
Cumulative Effect of Change in Accounting Principle....................              --           --          --        (1.59)
                                                                                  ------        -----      ------      ------
Basic Earnings (Loss) per Share........................................           $(0.36)       $0.22      $(0.54)     $(1.24)
                                                                                  ------        -----      ------      ------

                                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                        JUNE 30,                JUNE 30,
                                                                                  -------------------      ------------------
                                                                                   2003          2002       2003        2002
                                                                                  ------        -----      ------      ------
Diluted Earnings (Loss) per Share:
Income (Loss) from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting Principle...           $(0.36)       $0.10      $(0.52)     $ 0.14
Income (Loss) from Discontinued Operations, net of tax ................              --          0.12       (0.02)       0.21
Cumulative Effect of Change in Accounting Principle....................              --           --          --        (1.59)
                                                                                  ------        -----      ------      ------
Diluted Earnings (Loss) per Share......................................           $(0.36)       $0.22      $(0.54)     $(1.24)
                                                                                  ------        -----      ------      ------

Weighted average equivalent shares (in millions):
    Basic .............................................................            104.6        104.8       104.6       104.7
    Effect of dilutive securities:
        Common share equivalents--common shares issuable upon
          exercise of outstanding stock options and warrants...........              --           0.3         --          0.4
                                                                                  ------        -----      ------      ------
    Diluted ...........................................................            104.6        105.1       104.6       105.1
                                                                                  ======        =====      ======      ======


5.  RESTRUCTURING RESERVES

         During the second quarter of 2003, Solutia recorded restructuring charges of $4 million to cost of goods sold and $4 million to marketing, administrative and technological expenses for costs associated with workforce reductions and $1 million to cost of goods sold for costs primarily associated with contract terminations of leased administrative facilities. The restructuring was part of an enterprise-wide cost reduction initiative associated with the sale of the resins, additives and adhesives businesses and other ongoing cost reduction initiatives. As a result of these actions, Solutia reduced its workforce by approximately 280 positions. Cash outlays associated with the restructuring actions were funded from divestiture proceeds and operations. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately 10 percent affected European, Asian and Latin American operations. Management positions represented approximately
20 percent of the workforce reductions. Solutia anticipates additional severance charges of approximately $5 million for the remainder of 2003 in the Performance Products and Services segment.

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

         The following table summarizes the restructuring charges, amounts utilized to carry out those plans and amount remaining at June 30, 2003:

                                                      EMPLOYMENT REDUCTIONS              OTHER COSTS        TOTAL
                                              --------------------------------------     ------------       -----
                                               PERFORMANCE                                PERFORMANCE
                                              PRODUCTS AND   INTEGRATED   CORPORATE/     PRODUCTS AND
                                                SERVICES       NYLON        OTHER          SERVICES
                                              ------------   ----------   ----------     ------------
   Balance at January 1, 2003 ...............     $--          $--          $--              $--            $--
   Charges taken ............................        6            3            2              --              11
   Amounts utilized .........................       (3)          (3)          (1)             --              (7)
                                                  ----         ----         ----             ----           ----
   Balance at March 31, 2003 ................        3          --             1              --               4
   Charges taken ............................        4            2            2                1              9
   Amounts utilized .........................       (5)         --            (2)              (1)            (8)
                                                  ----         ----         ----             ----           ----
   BALANCE AT JUNE 30, 2003 .................     $  2         $  2         $  1             $--            $  5
                                                  ====         ====         ====             ====           ====

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

         The following table summarizes the restructuring charge, amounts utilized to carry out those plans and amount remaining at June 30, 2003:

                                                    SHUTDOWN
                                                       OF          ASSET        OTHER
                                                   FACILITIES   WRITE-DOWNS     COSTS        TOTAL
                                                   ----------   -----------     -----        -----
   Balance at January 1, 2000 ...............         $--           $--          $--          $--
   Charges taken ............................            2             2            4            8
   Amounts utilized .........................          --             (2)         --            (2)
                                                      ----          ----         ----         ----
   Balance at December 31, 2000 .............            2           --             4            6
   Amounts utilized .........................          --            --           --           --
                                                      ----          ----         ----         ----
   Balance at December 31, 2001 .............            2           --             4            6
   Amounts utilized .........................           (2)          --           --            (2)
                                                      ----          ----         ----         ----
   Balance at December 31, 2002 .............          --            --             4            4
   Amounts utilized .........................          --            --           --           --
                                                      ----          ----         ----         ----
   Balance at March 31, 2003 ................          --            --             4            4
   Amounts utilized .........................          --            --            (2)          (2)
                                                      ----          ----         ----         ----
   BALANCE AT JUNE 30, 2003 .................         $--           $--          $  2         $  2
                                                      ====          ====         ====         ====

6.  INVENTORY VALUATION

         The components of inventories as of June 30, 2003, and December 31, 2002, were as follows:

                                                                            JUNE 30,            DECEMBER 31,
                                                                              2003                  2002
                                                                            --------            ------------
Finished goods................................................               $ 197                 $ 179
Goods in process..............................................                 103                   101
Raw materials and supplies....................................                  91                    83
                                                                             -----                 -----
Inventories, at FIFO cost.....................................                 391                   363
Excess of FIFO over LIFO cost.................................                (122)                 (101)
                                                                             -----                 -----
TOTAL.........................................................               $ 269                 $ 262
                                                                             =====                 =====


7.  REVOLVING CREDIT FACILITY

         On June 30, 2003, the Company and its bank syndicate amended its revolving credit facility to modify the financial covenants through September 29, 2003. Without the amendment, the Company would not have been in compliance with the leverage ratio at June 30, 2003. If the amendment approval had been delayed until the first week of July, the Company would not have been able to borrow under the facility until the approval was obtained. Consequently in late June, the Company borrowed additional amounts to ensure it had sufficient liquidity to meet its obligations during the amendment approval process. The revolving credit facility matures on August 13, 2004.

8.  CONTINGENCIES

         Because of the size and nature of its business, the Company is a party to numerous legal proceedings. In addition, at the time Solutia became an independent company, it contractually was required to assume certain liabilities related to specified legal proceedings from the former Monsanto Company (now known as Pharmacia Corporation, a wholly owned subsidiary of Pfizer Inc.). As a result, although Pharmacia remains the named defendant, the Company is required to manage this legacy litigation and indemnify Pharmacia for costs, expenses and judgments arising from such litigation.

         Solutia is defending a number of lawsuits pending in state and federal court relating to the alleged release of polychlorinated biphenyls
(PCBs) and other materials from the Anniston, Alabama plant site, which Solutia now owns and operates and at which Pharmacia formerly produced PCBs. Following are updates of certain cases as more fully described in Solutia's 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2003.

         (1) Abernathy v. Monsanto: This matter involves four consolidated cases brought on behalf of approximately 3,500 plaintiffs and is currently pending in Circuit Court for Etowah County, Alabama. As of August 11, 2003, the jury had returned compensatory damage verdicts totaling approximately $101 million to the first 509 of the 907 plaintiffs who have made property damage and exposure claims, but no final appealable judgment has been entered with respect to these verdicts. No claims of personal injury have been tried or presented to the jury. Trial of this action continues.

         (2) Tolbert v. Monsanto: This case involves the claims of approximately 15,300 plaintiffs brought in the U.S. District Court for the Northern District of Alabama. This case is currently in pretrial mediation with the Phase I trial commencing on October 14, 2003. The Phase I trial will involve the claims of four plaintiffs, two from each of the two "disease categories" previously selected by the parties.

         (3) Payton v. Monsanto: This action was brought in Circuit Court for Shelby County, Alabama on behalf of a purported class of owners, lessees and licensees of property around Lay Lake. On March 19, 2003, the trial court entered an order certifying a plaintiff class. A notice of appeal was filed on April 30, 2003 seeking a reversal of the court's certification order. On August 8, 2003 the Company reached an agreement to settle this case for $5 million. A significant percentage of this amount will be recovered under existing commercial insurance policies. This level of insurance recovery is not necessarily indicative of future recoveries for other litigation matters. The settlement must be approved by the court and it is anticipated this process will take at least 120 days.

         Solutia is also defending an action brought against Pharmacia in the Commonwealth Court of Pennsylvania relating to low levels of PCBs found in the Transportation & Safety Building owned by the Commonwealth in Harrisburg, Pennsylvania (Penndot case). Briefing on appeal in this matter was completed on July 21, 2003. The Company filed a motion on April 14, 2003 asking the Pennsylvania Supreme Court for an expedited argument of this appeal. The Court denied the motion for expedited argument on July 22, 2003, without prejudice to the Company's right to renew the motion if oral argument is ordered.

         As of June 30, 2003, the Company had accrued within its self-insurance reserves approximately $35 million for all Anniston related PCB cases. This accrual includes estimated legal expenses and probable losses where the Company has sufficient information to determine a loss amount. The Company has not accrued for any claims of personal injuries or the fear of future illness because based upon the advice of counsel, the Company believes it has meritorious defenses to these claims and will ultimately prevail in court. The Company has approximately $10 million accrued within its self-insurance reserves for other PCB litigation, unrelated to the Anniston cases. This accrual is primarily for estimated legal expenses. These cases are either in early stages of development, or the Company believes it has meritorious defenses against these claims.

         The verdicts returned as of August 11, 2003 in the Abernathy case of approximately $101 million are far in excess of amounts the Company had accrued as of June 30, 2003. Approximately 400 property claims and all of the personal injury and potential punitive damage claims have yet to be tried in the case. In addition, plaintiffs' counsel in the Tolbert case have based their valuation of the case on the Abernathy verdicts. The use of these verdicts as a basis for valuing the Tolbert case would result in a valuation in excess of $3 billion. Based upon the advice of counsel, the Company believes the Abernathy verdicts are seriously flawed and will be reversed on appeal.

         In connection with the external financing agreement for Astaris, which expires in September of 2005, Solutia and its equal partner in the venture, FMC Corporation, contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. The financial benchmarks were based on forecasted earnings that were developed when the financing was entered into. Astaris' earnings have fallen short of the forecast underlying its external financing agreement due to numerous factors including significantly less than planned productivity of its purified wet acid technology, lower sales volumes and lower average selling prices due to the prolonged weak U.S. economy. As a result of these earnings shortfalls versus the original expectations, Solutia and FMC have each been required to make additional investments of $26 million during the second quarter of 2003. These payments have largely been used to reduce debt outstanding within the venture. Solutia and FMC are evaluating other financing alternatives for the joint venture. If no new financing arrangements are obtained, Solutia anticipates that its share of the additional required contributions will be approximately $35 million for the remainder of 2003. In addition, the Company expects to make additional contributions in 2004, although such amounts cannot be determined at this time. Contributions are recorded in the Investments in Affiliates line on the Statement of Consolidated Financial Position. Due to the Company's contractual obligation to fund the joint venture as described above, in order to amend the Company's revolving credit facility, the Company must obtain the approval of the Astaris' bank syndicate. Also, a default by the Company of the financial covenants in its revolving credit facility constitutes an event of default under Astaris' credit facility.

         Solutia's access to the appellate courts in the Abernathy and Tolbert cases may be years away. Without a dramatic change in circumstances, the continuing overhang of the PCB litigation and other legacy liabilities will significantly restrict the Company's alternatives to address both short term and long term liquidity requirements with respect to the refinancing of the credit facility, bond maturities and projected contributions to its pension plans. The Company may not be successful in satisfying these future liquidity requirements on favorable terms, if at all. The Company is currently considering all available alternatives to address its legacy liabilities and future liquidity needs, including a potential reorganization under Chapter 11 of the U.S. bankruptcy code.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, Solutia adopted SFAS No. 142. In accordance with SFAS No. 142, Solutia discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. This statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended March 31, 2002, Solutia subsumed into goodwill $1 million of intangible assets net of related deferred tax liabilities representing assembled workforce that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

         Identified intangible assets are as follows:

                                                                                  JUNE 30, 2003
                                                                ------------------------------------------------
                                                                GROSS CARRYING       ACCUMULATED    NET CARRYING
                                                                     VALUE          AMORTIZATION        VALUE
                                                                --------------      ------------    ------------
Amortized intangible assets:
         Contractual customer relationships ............              $23               $ (6)            $17
         Employment agreements..........................                5                 (3)              2
         Other .........................................                8                 (5)              3
         Translation ...................................                8                --                8
                                                                      ---               ----             ---
TOTAL AMORTIZED INTANGIBLE ASSETS ......................              $44               $(14)            $30
                                                                      ---               ----             ---

Unamortized intangible assets:
         Trademarks.....................................              $39               $ (4)            $35
         Translation....................................                2                --                2
                                                                      ---               ----             ---
TOTAL UNAMORTIZED INTANGIBLE ASSETS.....................              $41               $ (4)            $37
                                                                      ---               ----             ---
TOTAL IDENTIFIED INTANGIBLE ASSETS......................              $85               $(18)            $67
                                                                      ===               ====             ===

                                                                                DECEMBER 31, 2002
                                                                ------------------------------------------------
                                                                GROSS CARRYING       ACCUMULATED    NET CARRYING
                                                                     VALUE          AMORTIZATION        VALUE
                                                                --------------      ------------    ------------
Amortized intangible assets:
         Contractual customer relationships ............              $23               $ (5)            $18
         Employment agreements..........................                5                 (3)              2
         Other..........................................                8                 (5)              3
         Translation....................................                6                --                6
                                                                      ---               ----             ---
TOTAL AMORTIZED INTANGIBLE ASSETS.......................              $42               $(13)            $29
                                                                      ---               ----             ---

Unamortized intangible assets:
         Trademarks.....................................              $39               $ (4)            $35
         Translation....................................                2                --                2
                                                                      ---               ----             ---
TOTAL UNAMORTIZED INTANGIBLE ASSETS.....................              $41               $ (4)            $37
                                                                      ---               ----             ---
TOTAL IDENTIFIED INTANGIBLE ASSETS .....................              $83               $(17)            $66
                                                                      ===               ====             ===

         There were no material acquisitions of intangible assets and there have been no changes to amortizable lives or methods during the first half of 2003. Amortization expense for the net carrying amount of intangible assets is estimated to be $3 million in 2003, $3 million in 2004, $3 million in 2005, $3 million in 2006 and $3 million in 2007.

         Goodwill as allocated by reportable segment is as follows:

                                                        PERFORMANCE PRODUCTS
                                                            AND SERVICES          TOTAL
                                                        --------------------      -----
Goodwill, December 31, 2002 .................                   $144               $144
Translation .................................                      2                  2
                                                                ----               ----
Goodwill, June 30, 2003 .....................                   $146               $146
                                                                ----               ----

10.   SEGMENT DATA

         Solutia's management is organized around two strategic business platforms: Performance Products and Services and Integrated Nylon. Solutia's reportable segments and their major products are as follows:

       PERFORMANCE PRODUCTS AND SERVICES                   INTEGRATED NYLON
       ---------------------------------                   ----------------
           SAFLEX(R) plastic interlayer               Nylon intermediate "building
                                                           block" chemicals

    Polyvinyl butyral for KEEPSAFE(R), SAFLEX          Merchant polymer and nylon
     INSIDE(R) (in Europe only) and KEEPSAFE         extrusion polymers, including
        MAXIMUM(R) laminated window glass                VYDYNE(R) and ASCEND(R)

   LLUMAR(R), VISTA(R) and GILA(R) professional      Carpet fibers, including the
            and retail window films               WEAR-DATED(R) and ULTRON(R) brands

               VANCEVA(TM) films                       Industrial nylon fibers

     Conductive and anti-reflective coated          ACRILAN(R) acrylic fibers for
           films and deep-dyed films                 apparel, upholstery fabrics,
                                                  craft yarns and other applications
         Industrial products, including
       THERMINOL(R) heat transfer fluids,
     DEQUEST(R) water treatment chemicals,
     SKYDROL(R) aviation hydraulic fluids,
       SKYKLEEN(R) aviation solvents, and
                 chlorobenzenes

       Services for process research and
    development, scale-up manufacturing and
      small volume licensed production for
          the pharmaceutical industry

         Accounting policies of the segments are the same as those used in the preparation of Solutia's consolidated financial statements. Solutia evaluates the profitability of its operating segments based on segment earnings before interest expense and income taxes, which includes marketing, administrative, technological, and amortization expenses and other non-recurring charges such as restructuring and asset impairment charges that can be directly attributable to the operating segment. Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings
(loss) from affiliates, interest expense, other income--net and expense items, and certain non-recurring items such as gains and losses on asset dispositions and restructuring charges that are not directly attributable to the operating segments. Solutia accounts for intersegment sales at agreed upon transfer prices. Intersegment sales are eliminated in consolidation. Segment assets consist primarily of customer receivables, raw materials and finished goods inventories, fixed assets, goodwill and identified intangible assets directly associated with the production processes of the segment (direct fixed assets). Segment depreciation and amortization are based upon direct tangible and intangible assets. Unallocated assets consist primarily of deferred taxes, certain investments in equity affiliates and indirect fixed assets.

         Segment data for the three and six months ended June 30, 2003, and 2002 are as follows:

                                                                       THREE MONTHS ENDED JUNE 30,
                                                              ----------------------------------------------
                                                                     2003                       2002
                                                              ------------------         -------------------
                                                                NET                        NET
                                                               SALES      PROFIT          SALES       PROFIT
                                                              ------      ------         ------       ------
SEGMENT:
Performance Products and Services......................       $  261       $ 26          $  245        $ 23
Integrated Nylon.......................................          350        (20)            340          10
                                                              ------       ----          ------        ----
SEGMENT TOTALS.........................................          611          6             585          33

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses.................................                     (41)                        (15)
    Equity earnings (loss) from affiliates, net of tax.                     --                            3
    Interest expense...................................                     (25)                        (16)
    Other income--net..................................                       1                           2
CONSOLIDATED TOTALS:
                                                              ------                     ------
    NET SALES..........................................       $  611                     $  585
                                                              ======       ----          ======        ----
    INCOME (LOSS) BEFORE INCOME TAXES .................                    $(59)                       $  7
                                                                           ====                        ====

                                                                        SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------------------------
                                                                     2003                       2002
                                                              ------------------         -------------------
                                                                NET                        NET
                                                               SALES      PROFIT          SALES       PROFIT
                                                              ------      ------         ------       ------
SEGMENT:
Performance Products and Services......................       $  504       $ 43          $  469        $ 44
Integrated Nylon.......................................          703        (31)            636          17
                                                              ------       ----          ------        ----
SEGMENT TOTALS.........................................        1,207         12           1,105          61

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses.................................                     (56)                        (32)
    Equity earnings (loss) from affiliates, net of tax.                      (3)                         11
    Interest expense...................................                     (48)                        (35)
    Other income--net .................................                       5                           6
CONSOLIDATED TOTALS:
                                                              ------                     ------
    NET SALES..........................................       $1,207                     $1,105
                                                              ======       ----          ======        ----
    INCOME (LOSS) BEFORE INCOME TAXES .................                    $(90)                       $ 11
                                                                           ====                        ====


11.  SUBSEQUENT EVENTS

         On August 8, 2003 the Company reached an agreement to settle the Payton v. Monsanto case for $5 million. A significant percentage of this amount will be recovered under existing commercial insurance policies. This level of insurance recovery is not necessarily indicative of future recoveries for other litigation matters. The settlement must be approved by the court and it is anticipated this process will take at least 120 days.

         On August 4, 2003, the U.S. District Court for the Northern District of Alabama approved a partial consent decree among Solutia, Pharmacia Corporation, the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Justice with respect to the Anniston, Alabama site. Under this decree, Solutia expects to conduct an expedited residential cleanup of identified properties to achieve the EPA's cleanup standard, and perform a Remedial Investigation and Feasibility Study (RI/FS). The RI/FS performed under the partial consent decree will outline the work that will lead to a comprehensive approach to the cleanup of PCBs in waterways and commercial properties in the Anniston area. In addition, the partial consent decree provides for the establishment of an educational fund. Consistent with accounting requirements for this type of subsequent event, the Company recorded an environmental charge of approximately $27 million for the three and six months ended June 30, 2003.

         On August 4, 2003, Solutia and Monsanto entered into an amendment to the Penndot Protocol agreement dated November 15, 2002. Pursuant to the amendment, Monsanto released Solutia from its obligation to provide Monsanto with a $39.9 million letter of credit to secure a portion of Monsanto's obligations with respect to an appeal bond in the Penndot case. As a result of the amendment on August 4, 2003, Monsanto assumed control of any settlement decision but agreed to consult with Solutia and Pharmacia before agreeing to any settlement. Solutia continues to provide a $20 million letter of credit to secure a portion of Monsanto's obligations with respect to the appeal bond.

         During July 2003, a purported shareholder class action, Richard Brazin v. Solutia Inc. et.al., was filed against Solutia, its chief executive officer, and its chief financial officer in the Federal District Court for the Northern District of California. The complaint alleges that from December 16, 1998, to October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys's results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices for Solutia's publicly traded securities. Solutia is aware of three other purported shareholder class actions filed in the same court against Solutia and certain of its officers and directors, which we believe are premised on substantially similar allegations. The Company believes these suits are without merit and intends to defend these actions vigorously.

12.  CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

         CPFilms, Inc., Monchem International, Inc., Monchem, Inc., and Solutia Systems, Inc., wholly-owned subsidiaries of the Company (the "Guarantors"), are guarantors of the amended credit facility and the senior secured notes (the "Notes"). The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries who do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of June 30, 2003 and December 31, 2002, and for the periods ended June 30, 2003 and 2002. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. The Company has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                                     SOLUTIA INC.

                                       CONSOLIDATING STATEMENT OF INCOME (LOSS)
                                           THREE MONTHS ENDED JUNE 30, 2003
                                                 (DOLLARS IN MILLIONS)

                                                   PARENT ONLY                    NON-                    CONSOLIDATED
                                                  SOLUTIA INC.   GUARANTORS    GUARANTORS  ELIMINATIONS   SOLUTIA INC.
                                                  ------------   ----------    ----------  ------------   ------------

NET SALES ...................................         $458          $ 42          $195         $(84)          $611
Cost of goods sold ..........................          471            19           161          (89)           562
                                                      ----          ----          ----         ----           ----
GROSS PROFIT ................................          (13)           23            34            5             49

Marketing expenses...........................           27             5             8          --              40
Administrative expenses......................           21             2            10          --              33
Technological expenses.......................           10           --              1          --              11
Amortization expense.........................          --            --            --           --             --
                                                      ----          ----          ----         ----           ----
OPERATING INCOME (LOSS) .....................          (71)           16            15            5            (35)

Equity earnings (loss) from affiliates - net
  of tax ....................................           45             5            (1)         (49)           --
Interest expense ............................          (39)           (1)          (13)          28            (25)
Other income - net ..........................            3            22             8          (32)             1
                                                      ----          ----          ----         ----           ----
INCOME (LOSS) BEFORE INCOME TAXES ...........          (62)           42             9          (48)           (59)
Income taxes (benefit) ......................          (24)            1             2          --             (21)
                                                      ----          ----          ----         ----           ----
NET INCOME (LOSS) ...........................         $(38)         $ 41          $  7         $(48)          $(38)
                                                      ====          ====          ====         ====           ====

                                CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                           THREE MONTHS ENDED JUNE 30, 2003
                                                 (DOLLARS IN MILLIONS)


                                                   PARENT ONLY                    NON-                    CONSOLIDATED
                                                  SOLUTIA INC.   GUARANTORS    GUARANTORS  ELIMINATIONS   SOLUTIA INC.
                                                  ------------   ----------    ----------  ------------   ------------



NET INCOME (LOSS) ...........................         $(38)         $ 41          $  7         $(48)          $(38)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ............            6             6            (4)          (2)             6
                                                      ----          ----          ----         ----           ----
COMPREHENSIVE INCOME (LOSS) .................         $(32)         $ 47          $  3         $(50)          $(32)
                                                      ====          ====          ====         ====           ====

                                                       SOLUTIA INC.

                                            CONSOLIDATING STATEMENT OF INCOME
                                             THREE MONTHS ENDED JUNE 30, 2002
                                                  (DOLLARS IN MILLIONS)

                                                 PARENT ONLY                      NON-                       CONSOLIDATED
                                                 SOLUTIA INC.   GUARANTORS     GUARANTORS   ELIMINATIONS     SOLUTIA INC.
                                                 ------------   ----------     ----------   ------------     ------------
NET SALES ...................................        $451          $ 47           $165         $ (78)            $585
Cost of goods sold ..........................         412            20            139           (82)             489
                                                     ----          ----           ----         -----             ----
GROSS PROFIT ................................          39            27             26             4               96

Marketing expenses ..........................          24             4              8           --                36
Administrative expenses .....................          23             2              6           --                31
Technological expenses ......................          11             1            --            --                12
Amortization expense ........................         --            --             --            --               --
                                                     ----          ----           ----         -----             ----
OPERATING INCOME (LOSS) .....................         (19)           20             12             4               17

Equity earnings (loss) from affiliates - net
  of tax ....................................          56            (2)           --            (50)               4
Interest expense ............................         (32)           (2)           (27)           45              (16)
Other income - net ..........................         --             32             18           (48)               2
                                                     ----          ----           ----         -----             ----
INCOME BEFORE INCOME TAXES ..................           5            48              3           (49)               7
Income taxes (benefit) ......................          (6)           --              2           --                (4)
                                                     ----          ----           ----         -----             ----
INCOME FROM CONTINUING OPERATIONS ...........          11            48              1           (49)              11
Income from Discontinued Operations, net of
  tax .......................................          12            11             11           (22)              12
                                                     ----          ----           ----         -----             ----
NET INCOME ..................................        $ 23          $ 59           $ 12         $ (71)            $ 23
                                                     ====          ====           ====         =====             ====

                                     CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                             THREE MONTHS ENDED JUNE 30, 2002
                                                  (DOLLARS IN MILLIONS)


                                                 PARENT ONLY                      NON-                       CONSOLIDATED
                                                 SOLUTIA INC.   GUARANTORS     GUARANTORS   ELIMINATIONS     SOLUTIA INC.
                                                 ------------   ----------     ----------   ------------     ------------
NET INCOME ..................................        $ 23          $ 59           $ 12         $ (71)            $ 23
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments ............          87            88             13          (101)              87
Unrealized investment gain, net of tax ......          (1)          --             --            --                (1)
                                                     ----          ----           ----         -----             ----
COMPREHENSIVE INCOME ........................        $109          $147           $ 25         $(172)            $109
                                                     ====          ====           ====         =====             ====

                                                      SOLUTIA INC.

                                             CONSOLIDATING STATEMENT OF LOSS
                                             SIX MONTHS ENDED JUNE 30, 2003
                                                  (DOLLARS IN MILLIONS)

                                                 PARENT ONLY                      NON-                      CONSOLIDATED
                                                 SOLUTIA INC.   GUARANTORS     GUARANTORS   ELIMINATIONS    SOLUTIA INC.
                                                 ------------   ----------     ----------   ------------    ------------
NET SALES ...................................        $ 922        $  75           $ 376         $(166)         $1,207
Cost of goods sold ..........................          915           33             317          (176)          1,089
                                                     -----        -----           -----         -----          ------
GROSS PROFIT ................................            7           42              59            10             118

Marketing expenses ..........................           54           10              15           --               79
Administrative expenses .....................           42            4              17           --               63
Technological expenses ......................           21            1               1           --               23
Amortization expense ........................          --           --                1           --                1
                                                     -----        -----           -----         -----          ------
OPERATING INCOME (LOSS) .....................         (110)          27              25            10             (48)

Equity earnings (loss) from affiliates - net
  of tax ....................................           99           27             --           (128)             (2)
Interest expense ............................          (75)          (4)            (32)           63             (48)
Other income - net ..........................            6           45              24           (67)              8
                                                     -----        -----           -----         -----          ------
INCOME (LOSS) BEFORE INCOME TAXES ...........          (80)          95              17          (122)            (90)
Income benefit ..............................          (25)         --              (12)            2             (35)
                                                     -----        -----           -----         -----          ------
INCOME (LOSS) FROM CONTINUING OPERATIONS ....          (55)          95              29          (124)            (55)
Loss from Discontinued Operations, net of tax           (2)        (103)           (103)          206              (2)
                                                     -----        -----           -----         -----          ------
NET LOSS ....................................        $ (57)       $  (8)          $ (74)        $  82          $  (57)
                                                     =====        =====           =====         =====          ======

                                 CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                             SIX MONTHS ENDED JUNE 30, 2003
                                                  (DOLLARS IN MILLIONS)


                                                 PARENT ONLY                      NON-                      CONSOLIDATED
                                                 SOLUTIA INC.   GUARANTORS     GUARANTORS   ELIMINATIONS    SOLUTIA INC.
                                                 ------------   ----------     ----------   ------------    ------------
NET LOSS ....................................        $ (57)       $  (8)          $ (74)        $  82          $  (57)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ............           43           44              31           (75)             43
                                                     -----        -----           -----         -----          ------
COMPREHENSIVE INCOME (LOSS) .................        $ (14)       $  36           $ (43)        $   7          $  (14)
                                                     =====        =====           =====         =====          ======

                                                       SOLUTIA INC.

                                             CONSOLIDATING STATEMENT OF LOSS
                                              SIX MONTHS ENDED JUNE 30, 2002
                                                  (DOLLARS IN MILLIONS)

                                                 PARENT ONLY                     NON-                        CONSOLIDATED
                                                 SOLUTIA INC.   GUARANTORS    GUARANTORS     ELIMINATIONS    SOLUTIA INC.
                                                 ------------   ----------    ----------     ------------    ------------
NET SALES ...................................        $ 855         $  83         $ 321          $(154)          $1,105
Cost of goods sold ..........................          777            37           267           (159)             922
                                                     -----         -----         -----          -----           ------
GROSS PROFIT ................................           78            46            54              5              183

Marketing expenses ..........................           50             9            12            --                71
Administrative expenses .....................           47             4            12            --                63
Technological expenses ......................           21             1             1            --                23
Amortization expense ........................          --            --              1            --                 1
                                                     -----         -----         -----          -----           ------
OPERATING INCOME (LOSS) .....................          (40)           32            28              5               25

Equity earnings (loss) from affiliates - net
  of tax ....................................          (68)         (160)          --             240               12
Interest expense ............................          (66)           (4)          (56)            91              (35)
Other income - net ..........................           16            52            40            (99)               9
                                                     -----         -----         -----          -----           ------
INCOME (LOSS) BEFORE INCOME TAXES ...........         (158)          (80)           12            237               11
Income taxes (benefit) ......................           (7)          --              4             (1)              (4)
                                                     -----         -----         -----          -----           ------
INCOME (LOSS) FROM CONTINUING OPERATIONS ....         (151)          (80)            8            238               15
Income from Discontinued Operations, net of
  tax .......................................           22            22            22            (44)              22
Cumulative Effect of Change in Accounting
  Principle, net of tax .....................           (1)          --           (166)           --              (167)
                                                     -----         -----         -----          -----           ------
NET LOSS ....................................        $(130)        $ (58)        $(136)         $ 194           $ (130)
                                                     =====         =====         =====          =====           ======

                                  CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                              SIX MONTHS ENDED JUNE 30, 2002
                                                  (DOLLARS IN MILLIONS)


                                                 PARENT ONLY                     NON-                        CONSOLIDATED
                                                 SOLUTIA INC.   GUARANTORS    GUARANTORS     ELIMINATIONS    SOLUTIA INC.
                                                 ------------   ----------    ----------     ------------    ------------
NET LOSS ....................................        $(130)        $ (58)        $(136)         $ 194           $ (130)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ............           82            81            13            (94)              82
Net realized loss on derivative instruments,
  net of tax ................................            1            --            --            --                 1
                                                     -----         -----         -----          -----           ------
COMPREHENSIVE INCOME (LOSS) .................        $ (47)        $  23         $(123)         $ 100           $  (47)
                                                     =====         =====         =====          =====           ======

                                                        SOLUTIA INC.

                                                CONSOLIDATING BALANCE SHEET
                                                       JUNE 30, 2003
                                                   (DOLLARS IN MILLIONS)

                                                   PARENT ONLY                    NON-                        CONSOLIDATED
                                                  SOLUTIA INC.   GUARANTORS    GUARANTORS    ELIMINATIONS     SOLUTIA INC.
                                                  ------------   ----------    ----------    ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...................        $   21        $  --         $   63        $   --            $   84
Trade receivables, net ......................            10           164           130            --               304
Intercompany receivables ....................            75           630           121           (826)             --
Miscellaneous receivables ...................            71            (3)           38            --               106
Prepaid expenses ............................            11           --              3            --                14
Deferred income tax benefit .................           115           --             22              5              142
Inventories .................................           161            24            98            (14)             269
                                                     ------        ------        ------        -------           ------
TOTAL CURRENT ASSETS ........................           464           815           475           (835)             919
PROPERTY, PLANT AND EQUIPMENT:
Land ........................................            18           --              1            --                19
Buildings ...................................           265            25            90            --               380
Machinery and equipment .....................         2,502            71           424            --             2,997
Construction in progress ....................            12             2            10            --                24
                                                     ------        ------        ------        -------           ------
Total property, plant and equipment .........         2,797            98           525            --             3,420
Less accumulated depreciation ...............         2,105            22           369            --             2,496
                                                     ------        ------        ------        -------           ------
NET PROPERTY, PLANT AND EQUIPMENT ...........           692            76           156            --               924
INVESTMENTS IN AFFILIATES ...................         2,633           (16)           33         (2,396)             254
GOODWILL ....................................           --             72            74            --               146
IDENTIFIED INTANGIBLE ASSETS, NET ...........             3            27            37            --                67
LONG-TERM DEFERRED INCOME TAX BENEFIT .......           290             1            14            --               305
INTERCOMPANY ADVANCES .......................           128         1,691           769         (2,588)             --
OTHER ASSETS ................................           307           --             28            --               335
                                                     ------        ------        ------        -------           ------
TOTAL ASSETS ................................        $4,517        $2,666        $1,586        $(5,819)          $2,950
                                                     ======        ======        ======        =======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ............................        $  164        $   13        $   37        $    (2)          $  212
Intercompany payables .......................           531           164           131           (826)             --
Wages and benefits ..........................            18           --             11            --                29
Postretirement liabilities ..................            99           --              1            --               100
Miscellaneous accruals ......................           223            11           109            --               343
Short-term debt .............................           120           --            --             --               120
Intercompany short-term debt ................            38            48           260           (346)             --
                                                     ------        ------        ------        -------           ------
TOTAL CURRENT LIABILITIES ...................         1,193           236           549         (1,174)             804

LONG-TERM DEBT ..............................           633           --            230            --               863
INTERCOMPANY LONG-TERM DEBT .................         1,521            19           702         (2,242)             --
POSTRETIREMENT LIABILITIES ..................         1,132           --             30            --             1,162
OTHER LIABILITIES ...........................           301           --             82              1              384

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock ................................             1           --            --             --                 1
    Additional contributed capital ..........            19           --            --             --                19
    Treasury stock ..........................          (251)          --            --             --              (251)
    Net (deficiency) excess of assets at
      spinoff and subsidiary capital ........          (113)        2,411            (7)        (2,404)            (113)
Accumulated other comprehensive loss ........          (103)          --            --             --              (103)
Reinvested earnings .........................           184           --            --             --               184
                                                     ------        ------        ------        -------           ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ........          (263)        2,411            (7)        (2,404)            (263)
                                                     ------        ------        ------        -------           ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT) .................................        $4,517        $2,666        $1,586        $(5,819)          $2,950
                                                     ======        ======        ======        =======           ======

                                                       SOLUTIA INC.

                                               CONSOLIDATING BALANCE SHEET
                                                    DECEMBER 31, 2002
                                                  (DOLLARS IN MILLIONS)

                                                  PARENT ONLY                     NON-                       CONSOLIDATED
                                                 SOLUTIA INC.   GUARANTORS     GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                 ------------   ----------     ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents....................       $  --         $  --          $   17        $   --           $   17
Trade receivables, net ......................           12           146            112            --              270
Intercompany receivables ....................           28           567            357           (952)            --
Miscellaneous receivables ...................           69           --              28            --               97
Prepaid expenses ............................           14             1              2            --               17
Deferred income tax benefit .................           82           --              19              7             108
Inventories .................................          167            23             92            (20)            262
Current Assets - Discontinued Operations ....           85            10            541            --              636
                                                    ------        ------         ------        -------          ------
TOTAL CURRENT ASSETS ........................          457           747          1,168           (965)          1,407
PROPERTY, PLANT AND EQUIPMENT:
Land ........................................           17           --               2            --               19
Buildings ...................................          266            25             84            --              375
Machinery and equipment .....................        2,482            71            393            --            2,946
Construction in progress ....................           15             1             10            --               26
                                                    ------        ------         ------        -------          ------
Total property, plant and equipment .........        2,780            97            489            --            3,366
Less accumulated depreciation ...............        2,082            19            335            --            2,436
                                                    ------        ------         ------        -------          ------
NET PROPERTY, PLANT AND EQUIPMENT ...........          698            78            154            --              930
INVESTMENTS IN AFFILIATES ...................        2,990            33             30         (2,821)            232
GOODWILL.....................................          --             72             72            --              144
IDENTIFIED INTANGIBLE ASSETS, NET ...........            3            26             37            --               66
LONG-TERM DEFERRED INCOME TAX BENEFIT .......          278           --              12            --              290
INTERCOMPANY ADVANCES .......................          128         2,126          1,461         (3,715)            --
OTHER ASSETS ................................          241             1             31            --              273
                                                    ------        ------         ------        -------          ------
TOTAL ASSETS ................................       $4,795        $3,083         $2,965        $(7,501)         $3,342
                                                    ======        ======         ======        =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ............................       $  191        $    8         $   35        $   --           $  234
Intercompany payables .......................          463           152            337           (952)            --
Wages and benefits ..........................           20           --              22            --               42
Postretirement liabilities ..................           92           --               1            --               93
Miscellaneous accruals ......................          179            10            125            --              314
Short-term debt .............................          233           --             125            --              358
Intercompany short-term debt ................          201            23            268           (492)            --
Current Liabilities - Discontinued Operations           33           --             132            --              165
                                                    ------        ------         ------        -------          ------
TOTAL CURRENT LIABILITIES ...................        1,412           193          1,045         (1,444)          1,206
LONG-TERM DEBT ..............................          630           --             209            --              839
INTERCOMPANY LONG-TERM DEBT .................        1,586            98          1,539         (3,223)            --
POSTRETIREMENT LIABILITIES ..................        1,137           --              27            --            1,164
OTHER LIABILITIES ...........................          279           --             104             (1)            382
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock ................................            1           --             --             --                1
    Additional contributed capital  .........           19           --             --             --               19
    Treasury stock ..........................         (251)          --             --             --             (251)
    Net (deficiency) excess of assets at
      spinoff and subsidiary capital ........         (113)        2,792             41         (2,833)           (113)
Accumulated other comprehensive loss ........         (146)          --             --             --             (146)
Reinvested earnings .........................          241           --             --             --              241
                                                    ------        ------         ------        -------          ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ........         (249)        2,792             41         (2,833)           (249)
                                                    ------        ------         ------        -------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT) .................................       $4,795        $3,083         $2,965        $(7,501)         $3,342
                                                    ======        ======         ======        =======          ======

                                                         SOLUTIA INC.

                                       CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                SIX MONTHS ENDED JUNE 30, 2003
                                                    (DOLLARS IN MILLIONS)

                                                       PARENT ONLY                     NON-                      CONSOLIDATED
                                                       SOLUTIA INC.    GUARANTORS   GUARANTORS    ELIMINATIONS   SOLUTIA INC.
                                                       ------------    ----------   ----------    ------------   ------------
CASH PROVIDED BY (USED IN) OPERATIONS                      $(132)         $ 61         $  19          $ --           $ (52)
                                                           -----          ----         -----          -----          -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases .....                (41)           (1)           (4)           --             (46)
Acquisition and investment payments, net of
  cash acquired..............................                (27)          --            --             --             (27)
Property disposals and investment proceeds ..                171           --            305            --             476
                                                           -----          ----         -----          -----          -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              103            (1)          301            --             403
                                                           -----          ----         -----          -----          -----

FINANCING ACTIVITIES:
Net change in short-term debt obligations ...               (113)          --           (126)           --            (239)
Other financing activities ..................                (45)          --            --             --             (45)
Changes in investments and advances from (to)
  affiliates ................................                208           (60)         (148)           --             --
                                                           -----          ----         -----          -----          -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               50           (60)         (274)           --            (284)
                                                           -----          ----         -----          -----          -----

INCREASE IN CASH AND CASH EQUIVALENTS                         21           --             46            --              67

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR ...........................                --            --             17            --              17
                                                           -----          ----         -----          -----          -----
END OF PERIOD ...............................              $  21          $--          $  63          $ --           $  84
                                                           =====          ====         =====          =====          =====




                                                         SOLUTIA INC.

                                       CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                SIX MONTHS ENDED JUNE 30, 2002
                                                    (DOLLARS IN MILLIONS)


                                                       PARENT ONLY                     NON-                      CONSOLIDATED
                                                       SOLUTIA INC.    GUARANTORS   GUARANTORS    ELIMINATIONS   SOLUTIA INC.
                                                       ------------    ----------   ----------    ------------   ------------
CASH PROVIDED BY (USED IN) OPERATIONS                      $ (39)         $ 63         $  25          $ --           $  49
                                                           -----          ----         -----          -----          -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases .....                (15)           (4)          (12)           --             (31)
Acquisition and investment payments, net of
  cash acquired..............................                (17)          --            --             --             (17)
Property disposals and investment proceeds ..                101           --             (1)           --             100
                                                           -----          ----         -----          -----          -----
CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES ................................                 69            (4)          (13)           --              52
                                                           -----          ----         -----          -----          -----

FINANCING ACTIVITIES:
Net change in short-term debt obligations ...               (157)          --             48            --            (109)
Common stock issued under employee stock
  plans .....................................                  2           --            --             --               2
Other financing activities ..................                 (4)          --            --             --              (4)
Changes in investments and advances from (to)
  affiliates ................................                128           (59)          (69)           --             --
                                                           -----          ----         -----          -----          -----
CASH USED IN FINANCING ACTIVITIES ...........                (31)          (59)          (21)           --            (111)
                                                           -----          ----         -----          -----          -----

DECREASE IN CASH AND CASH EQUIVALENTS .......                 (1)          --             (9)           --             (10)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR ...........................                  3             1            19            --              23
                                                           -----          ----         -----          -----          -----
END OF PERIOD ...............................              $   2          $  1         $  10          $ --           $  13
                                                           =====          ====         =====          =====          =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity, as well as forward-looking statements regarding other matters. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business and market conditions, customer acceptance of new products, raw material and energy costs or shortages, adverse developments in the Anniston, Alabama PCB litigation, limited access to capital resources, currency fluctuations, increased competitive and/or customer pressure, gain or loss of significant customers, ability to divest existing businesses, exposure to product liability and other litigation, environmental remediation costs, changes in accounting principles generally accepted in the United States of America, ability to implement cost reduction initiatives in a timely manner, geopolitical instability, and changes in pension assumptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         A summary of our critical accounting policies and estimates is presented on page 14 of our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2003.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

         Net sales for the second quarter of 2003 were $611 million compared with net sales of $585 million for the second quarter of 2002. The net sales increase reflected higher average selling prices of approximately 5 percent, lower sales volumes of approximately 3 percent and favorable currency exchange rate fluctuations of approximately 2 percent.

Performance Products and Services

         Performance Products and Services net sales for the second quarter of 2003 were $261 million compared with $245 million for the second quarter of 2002. The sales increase resulted from favorable currency exchange rate fluctuations of approximately 6 percent and volume gains of approximately
1 percent. Net sales were positively affected by the strengthening euro and Australian dollar in relation to the U.S. dollar. Sales volumes increases in SAFLEX(R) plastic interlayer products were partially offset by sales volume decreases in CPFilms window film and precision coated products. Moderate increases of average selling prices experienced in chlorobenzenes and THERMINOL(R) heat transfer fluids were offset by lower average selling prices experienced in SAFLEX(R) plastic interlayer products.

         Segment profit was $26 million for the second quarter of 2003 versus $23 million for the prior year quarter. Segment profit increased $3 million or 13 percent, primarily due to higher net sales, favorable manufacturing variances, and lower marketing, administrative and technological expenses, partially offset by increased raw material and energy costs and severance charges associated with workforce reductions.

Integrated Nylon

         The Integrated Nylon segment had net sales of $350 million for the second quarter of 2003 compared with $340 million for the same period of the prior year. The sales increase resulted from higher average selling prices of approximately 9 percent, partially offset by lower sales volumes of approximately 6 percent. Price increases occurred in intermediate chemicals as it benefited from formula-based sales contracts tied to raw material costs and higher pricing in the merchant acrylonitrile market. In addition, carpet fibers recorded improvements in average selling prices following an April 1, 2003 price increase. Carpet fibers volumes were modestly lower compared to the prior year period and in line with industry trends. Acrylic fiber volume was down substantially reflecting continuing erosion of the U.S. textile market.

         The Integrated Nylon segment experienced a loss of $20 million in the second quarter of 2003 compared to segment profit of $10 million in the prior year quarter. Segment profit declined because of higher raw material and energy costs of approximately $50 million, severance charges associated with workforce reductions and higher marketing expenses, partially offset by higher net sales and favorable manufacturing operations. The Company expects raw material and energy prices to remain at elevated levels for the remainder of 2003, which will have a negative impact on segment profitability. In addition, during scheduled downtime for preventative maintenance at the acrylonitrile facility at the Chocolate Bayou Intermediates site, the Company discovered conditions which will result in additional downtime for unscheduled maintenance. This unscheduled additional downtime could have a material effect on segment profitability in the third quarter.

Corporate Expenses

         Corporate expenses were $41 million for the second quarter of 2003 compared to $15 million in the second quarter of 2002. The increase is due to an environmental charge of approximately $27 million to recognize the Company's obligations under a partial consent decree approved on August 4, 2003 related to remediation at Anniston, Alabama.

Operating Income (Loss)

                                                                          THREE MONTHS
                                                                         ENDED JUNE 30,
                                                                        ----------------
(dollars in millions)                                                   2003        2002
                                                                        ----        ----
Performance Products and Services Segment Profit ..............         $ 26        $ 23
Integrated Nylon Segment Profit/(Loss) ........................          (20)         10
Corporate Expenses ............................................          (41)        (15)
         Less: Equity Earnings from Affiliates included in
           Segment Profit/(Loss) ..............................          --           (1)
         Less: Other Income items included in Segment
           Profit/(Loss) ......................................          --          --
                                                                        ----        ----
Operating Income/(Loss) .......................................         $(35)       $ 17
                                                                        ====        ====

         Solutia had an operating loss of $35 million in the second quarter of 2003 compared with operating income of $17 million in the second quarter of 2002. The decrease in operating income was primarily driven by higher raw material and energy costs, higher environmental costs, lower sales volumes, and higher severance costs associated with workforce reductions, partially offset by improvements in average selling prices, favorable currency exchange rate fluctuations and favorable manufacturing operations.

Equity Earnings from Affiliates

                                                                    THREE MONTHS
                                                                   ENDED JUNE 30,
                                                                  ----------------
(dollars in millions)                                             2003        2002
                                                                  ----        ----
Equity Earnings from Affiliates ...............................   $--          $4
                                                                  ===          ==
    Equity Earnings from Affiliates included in Reportable
      Segment Profit ..........................................   $--          $1
                                                                  ===          ==

         Solutia records equity earnings from affiliates net of income taxes. Equity earnings from affiliates were break even for the three months ended June 30, 2003, compared to equity earnings from affiliates of $4 million for the comparable quarter of 2002. Equity earnings from affiliates in 2003 were negatively affected by $2 million of restructuring charges primarily related to severance at both the Flexsys and Astaris joint ventures. In addition to the restructuring charges, Astaris' earnings decreased as a result of lower sales volumes, lower selling prices and lower revenue from an electricity sales contract. Flexsys' earnings were lower because of higher raw material and energy costs.

Income Tax Benefit

         Solutia's income tax benefit was $21 million for the second quarter of 2003 compared to $4 million for the second quarter of 2002. The significant increase in income tax benefit is due to the decrease in income on a year over year basis The Company's effective rate, after consideration of the tax expense included in equity earnings was 36%, compared to 22% for the prior year period. The increase was due to the utilization of deferred tax liabilities for the income taxes on distributed foreign earnings.

Restructuring Activities

         During the second quarter of 2003, Solutia recorded restructuring charges of $4 million to cost of goods sold and $4 million to marketing, administrative and technological expenses for costs associated with workforce reductions and $1 million to cost of goods sold for costs primarily associated with contract terminations of leased administrative facilities. The restructuring was part of an enterprise-wide cost reduction initiative associated with the sale of the resins, additives and adhesives businesses and other ongoing cost reduction initiatives. As a result of these actions, Solutia reduced its workforce by approximately 280 positions. Cash outlays associated with the restructuring actions were funded from operations. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately
10 percent affected European, Asian and Latin American operations. Management positions represented approximately 20 percent of the workforce reductions. Solutia anticipates additional severance charges of approximately $5 million for the remainder of 2003 in the Performance Products and Services segment.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

         Net sales for the six-month period ended June 30, 2003 were $1,207 million compared with net sales of $1,105 million for the six-month period ended June 30, 2002. The net sales increase reflected higher average selling prices of approximately 7 percent, lower sales volumes of approximately 1 percent and favorable currency exchange rate fluctuations of approximately
3 percent.

Performance Products and Services

         Performance Products and Services net sales for the first six months of 2003 were $504 million compared with $469 million for the first six months of 2002. The sales increase of approximately 7 percent resulted principally due to the strengthening of the euro and Australian dollar in relation to the U.S. dollar. Moderate increases of average selling prices experienced in chlorobenzenes and THERMINOL(R) heat transfer fluids were offset by decreases experienced in SAFLEX(R) plastic interlayer products. Slight increases of volumes experienced in SAFLEX(R) plastic interlayer products were offset by decreases in volumes experienced in CPFilms window film and precision coated products.

         Segment profit was $43 million for the first half of 2003 versus $44 million for the first half of 2002. Segment profit decreased $1 million or 2 percent primarily due to severance charges associated with workforce reductions and increased raw material costs, partially offset by higher net sales and lower administrative expenses.

Integrated Nylon

         The Integrated Nylon segment had net sales of $703 million for the six months ended June 30, 2003 compared with $636 million for the same period of the prior year. The sales increase resulted from higher average selling prices of approximately 12 percent partially offset by sales volume declines of approximately 1 percent. Price increases occurred in intermediate chemicals as it benefited from formula-based sales contracts tied to raw material costs and higher pricing in the merchant acrylonitrile market. In addition, modest gains in average selling prices were recorded in the remaining businesses. Acrylic fiber sales volumes declined due to weak U.S. demand in the textiles segment. Carpet fibers volumes were down slightly compare to the prior year period and in line with industry trends. The largest volume increase was in nylon plastics and polymers, which benefited from reintegrated marketing responsibilities for the nylon molding resins business which were previously performed under a marketing alliance with Dow Plastics, a business unit of Dow Chemical.

         The Integrated Nylon segment experienced a loss of $31 million in the first half of 2003 compared to segment profit of $17 million in the first half of 2002. Segment profit declined because of higher raw material and energy costs of approximately $110 million and severance charges associated with workforce reductions, partially offset by higher net sales, favorable manufacturing operations and lower incentive expenses. Raw material and energy costs were higher because of uncertain geopolitical factors and the declaration of force majeure for supply of propylene, a key raw material. The Company expects raw material and energy prices to remain at elevated levels for the remainder of 2003, which will have a negative impact on segment profitability. In addition, during scheduled downtime for preventative maintenance at the acrylonitrile facility at the Chocolate Bayou Intermediates site, the Company discovered conditions which will result in additional downtime for unscheduled maintenance. This unscheduled additional downtime could have a material effect on segment profitability in the third quarter.

Corporate Expenses

         Corporate expenses were $56 million for the first half of 2003 compared to $32 million in the first half of 2002. The increase is due to an environmental charge of approximately $27 million to recognize the Company's obligation under a partial consent decree approved on August 4, 2003 related to remediation at Anniston, Alabama.

Operating Income (Loss)

                                                                                     SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                                   --------------
(dollars in millions)                                                              2003      2002
                                                                                   ----      ----
Performance Products and Services Segment Profit ...........................       $ 43      $ 44
Integrated Nylon Segment Profit/(Loss) .....................................        (31)       17
Corporate Expenses .........................................................        (56)      (32)
    Less:  Equity Earnings from Affiliates included in Segment Profit/(Loss)         (1)       (1)
    Less:  Other Income items included in Segment Profit/(Loss) ............         (3)       (3)
                                                                                   ----      ----
Operating Income/(Loss) ....................................................       $(48)     $ 25
                                                                                   ====      ====

         Solutia had an operating loss of $48 million in the first half of 2003 compared with operating income of $25 million in the first half of 2002. The decrease in operating income was primarily driven by higher raw material and energy costs, higher environmental costs, lower sales volumes and higher severance costs associated with workforce reductions, partially offset by improvements in average selling prices, favorable currency exchange rate fluctuations, and favorable manufacturing operations.

Equity Earnings (Loss) from Affiliates

                                                                                      SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                                    --------------
(dollars in millions)                                                               2003      2002
                                                                                    ----      ----
Equity Earnings/(Loss) from Affiliates ........................................     $(2)      $12
                                                                                    ===       ===
    Equity Earnings from Affiliates included in Reportable Segment Profit .....     $ 1       $ 1
                                                                                    ===       ===

         Solutia records equity earnings (loss) from affiliates net of income taxes. Equity loss from affiliates was $2 million for the six months ended June 30, 2003, compared to equity earnings from affiliates of $12 million for the comparable period in 2002. Equity loss from affiliates in 2003 were negatively affected by restructuring charges related to asset impairments at the Flexsys joint venture and severance charges at both the Flexsys and Astaris joint ventures. In addition to the restructuring charges, Astaris' earnings decreased as a result of lower sales volumes, lower selling prices and lower revenue from an electricity sales contract. Flexsys' earnings were negatively impacted by higher raw material and energy costs. Equity earnings from affiliates for the six months ended June 30, 2002, included $2 million of earnings from the Advanced Elastomer Systems joint venture, which was sold during the first quarter of 2002.

Other Income--Net

                                                                                  SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                                --------------
(dollars in millions)                                                           2003      2002
                                                                                ----      ----
Other Income - Net .........................................................     $8        $9
                                                                                 ==        ==
    Other Income - Net included in Reportable Segment Profit ...............     $3        $3
                                                                                 ==        ==

         Other income--net for the six months ended June 30, 2003 was $8 million, compared to other income--net of $9 million for the comparable period in 2002. During the first half of 2003, Solutia realized a benefit of $4 million related to the recovery of certain receivables, established prior to 1997, which had previously been written off. During the first half of 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems joint venture resulting in a gain of $5 million.

Income Tax Benefit

            Solutia's income tax benefit was $35 million for the first half of 2003 compared to $4 million for the first half of 2002. The significant increase in income tax benefit is due to the decrease in income on a year-over-year basis. The effective tax rate increased because of the utilization of deferred tax liabilities for the income taxes on distributed foreign earnings.

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

Restructuring Activities

         During the first half of 2003, Solutia recorded restructuring charges of $10 million to cost of goods sold and $9 million to marketing, administrative and technological expenses for costs associated with workforce reductions and $1 million to cost of goods sold for costs primarily associated with contract terminations of leased administrative facilities. The restructuring was part of an enterprise-wide cost reduction initiative associated with the sale of the resins, additives and adhesives businesses and other ongoing cost reduction initiatives. As a result of these actions, Solutia reduced its workforce by approximately 450 positions. Cash outlays associated with the restructuring actions were funded from divestiture proceeds and operations. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately 10 percent affected European, Asian and Latin American operations. Management positions represented approximately 25 percent of the workforce reductions. Solutia anticipates additional severance charges of approximately $5 million for the remainder of 2003 in the Performance Products and Services segment.

Summary of Events Affecting Comparability

         Charges and gains recorded in the six months ended June 30, 2003 and 2002, and other events affecting comparability have been summarized in the tables below (dollars in millions).

                                                                          2003
                                               ------------------------------------------------------------
                                               PERFORMANCE
                                               PRODUCTS AND     INTEGRATED     CORPORATE/
            INCREASE/(DECREASE)                  SERVICES          NYLON         OTHER         CONSOLIDATED
------------------------------------------     ------------     ----------     ----------      ------------
IMPACT ON:
Cost of goods sold .......................        $  6              $ 5           $               $ 11      (a)
                                                                                    27              27      (b)
                                                  ----              ---           ----            ----
Total cost of goods sold .................           6                5             27              38
Marketing ................................           2                                               2      (a)
Administrative ...........................           2                               4               6      (a)
Technological ............................           1                                               1      (a)
                                                  ----              ---           ----            ----
     OPERATING INCOME (LOSS) IMPACT                (11)              (5)           (31)            (47)
Equity earnings (loss) from affiliates,
  net of tax .............................                                          (7)             (7)     (c)

Other income (expense) ...................                                           4               4      (d)
                                                  ----              ---           ----            ----
     PRETAX INCOME STATEMENT IMPACT               $(11)             $(5)          $(34)            (50)
                                                  ====              ===           ====
Income tax benefit impact ................                                                         (17)
                                                                                                  ----
     AFTERTAX INCOME STATEMENT IMPACT                                                             $(33)
                                                                                                  ====

2003 EVENTS
-----------
(a)  Restructuring charges for workforce reductions of approximately
     450 positions across all world areas and functions of the Company and contract termination costs ($20 million).
(b)  Environmental charges related to remediation in Anniston, Alabama
     ($27 million).
(c) The Flexsys and Astaris joint ventures, in which the Company has a 50 percent joint interest, incurred restructuring charges during the first six months of 2003 related to asset impairments and severance charges
     ($7 million).
(d) The Company recovered certain receivables, established prior to 1997, which had previously been written off ($4 million).

                                                                   2002
                                        ------------------------------------------------------------
                                        PERFORMANCE
                                        PRODUCTS AND     INTEGRATED     CORPORATE/
        INCREASE/(DECREASE)               SERVICES          NYLON         OTHER         CONSOLIDATED
-----------------------------------     ------------     ----------     ----------      ------------
IMPACT ON:
Cost of goods sold ................         $                $            $                 $--
                                            ---              ---          ---               ---
Total cost of goods sold ..........          --               --           --                --
Marketing, administrative,
  technological and amortization
  expenses ........................
                                            ---              ---          ---               ---
   OPERATING INCOME (LOSS) IMPACT .          --               --           --                --

Equity earnings (loss) from
  affiliates, net of tax ..........

Other income (expense) ............                                         5                 5         (d)
                                            ---              ---          ---               ---
   PRETAX INCOME STATEMENT IMPACT .         $--              $--          $ 5                 5
                                            ===              ===          ===               ===
Income tax impact .................                                                           2
                                                                                            ---
   AFTERTAX INCOME STATEMENT
     IMPACT........................                                                         $ 3
                                                                                            ===

2002 EVENTS
-----------
(d) Gain resulting from the sale of the Company's 50 percent interest in the Advanced Elastomer Systems joint venture ($5 million).


FINANCIAL CONDITION AND LIQUIDITY

         On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. On January 31, 2003, the sale was completed. Proceeds from the divestiture were used to pay down all of the borrowings under the amended credit facility, provide $39 million cash collateral for certain outstanding letters of credit and purchase the co-generation facility at Pensacola, Florida for $32 million in accordance with bank agreements. The Company retained certain tax liabilities related to the divested businesses and expects to pay approximately $29 million in the second half of 2003 related to these liabilities.

         Divestiture proceeds and borrowings from the amended credit facility provided the primary source of funds to finance operating needs and capital expenditures during the first half of 2003. Cash used in continuing operations was $41 million during the first half of 2003 compared to cash provided by continuing operations of $39 million for the comparable period of 2002. The decrease was primarily attributable to a $60 million income tax refund received during the first quarter of 2002, lower dividends from equity affiliates and lower consolidated earnings.

         Capital spending increased $19 million to $46 million in the first half of 2003, compared to $27 million in the first half of 2002. The increase resulted from the purchase of the co-generation facility in Pensacola, Florida, for approximately $32 million. The remaining expenditures were used to fund maintenance and cost reduction projects.

         During the first half of 2003, proceeds from the sale of the resins, additives and adhesives businesses were included in cash provided by discontinued operations. Proceeds generated in the first half of 2002 included the sale of the Company's 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a subsidiary of Exxon Mobil Corporation for approximately $102 million.

         Total debt decreased by $214 million to $983 million at June 30, 2003, compared to $1,197 million at the end of 2002 and consisted of borrowings under the amended credit facility, notes, indenture and debentures. The decrease was driven by the use of divestiture proceeds to pay down debt.

         Solutia's working capital from continuing operations increased by $385 million to $115 million at June 30, 2003, compared to negative
$270 million at December 31, 2002. The increase in the working capital position primarily resulted from lower short-term debt of $238 million and an increase in current assets of $148 million. The Company used divestiture proceeds to pay down short-term debt. The increase in current assets is primarily due to higher cash and cash equivalents and the seasonal increase in accounts receivable.

         Solutia had a shareholders' deficit of $263 million at June 30, 2003 compared to a shareholders' deficit of $249 million at December 31, 2002. Shareholders' deficit increased because of 2003 losses, partially offset by favorable currency translation adjustments, principally related to the increase in value of the euro in relation to the U.S. dollar.

         The Company's primary sources of liquidity have been and will continue to be cash from operations, divestiture proceeds, borrowings under its revolving credit facility and other external financing sources. At June 30, 2003, after consideration of $118 million of letters of credit outstanding under the credit facility, the Company had capacity to borrow up to $62 million. The Company also had $84 million of cash and cash equivalents available for general corporate purposes and debt repayment. Subsequent to the second quarter earnings announcement, the Company experienced modest credit tightening from a key supplier, which will impact the Company's ability to generate cash from operations in the second half of this year. On August 4, 2003, Solutia and Monsanto entered into an amendment to the Penndot Protocol agreement dated November 15, 2002. Pursuant to the amendment, Monsanto released Solutia from its obligation to provide Monsanto with a $39.9 million letter of credit to secure a portion of Monsanto's obligations with respect to an appeal bond in the Penndot case. As a result, letters of credit outstanding under the credit facility were $78 million on August 4, 2003.

         In anticipation of weaker-than-expected second quarter results, the Company sought an amendment granting relief from certain of the financial covenants in its $300 million revolving credit facility for the period June 30, 2003 through September 29, 2003. The Company did not seek an amendment beyond September 29, 2003 because it anticipated refinancing the facility within that timeframe. The Company and its bank syndicate amended the facility on June 30, 2003. If the syndicate's approval of the amendment had been delayed until the first week of July, the Company would not have been able to borrow under the facility until the approval was obtained. Consequently in late June, the Company, in consultation with the bank syndicate, borrowed additional amounts to ensure it had sufficient liquidity to meet its obligations during the amendment approval process. The Company still plans to refinance the revolving credit facility prior to September 30, 2003. If the Company is unable to refinance the facility in this timeframe, the Company would need to seek further relief from its bank syndicate in the event it determined it could not comply with its financial covenants as of September 30, 2003. On July 31, 2003, Standard & Poor's Ratings Services lowered its corporate credit rating on Solutia to B- from BB-. On August 8, 2003, Moody's Investors Service lowered its senior implied credit rating on Solutia to B3 from Ba3.

         The weighted average interest rate on Solutia's total debt outstanding at June 30, 2003, was approximately 7.7 percent compared to
5.7 percent at June 30, 2002. Interest expense was $48 million in the first half of 2003 compared to $35 million in the comparable period in 2002. The increase resulted from amortization of deferred debt issuance costs incurred during the second half of 2002 and higher interest rates associated with the credit facility and the senior secured notes.

Contingencies

         Legacy Liabilities

         At the time Solutia was spun-off from former Monsanto Company (now known as Pharmacia Corporation) in September 1997, the Company was required to contractually assume certain liabilities from Pharmacia. These legacy liabilities primarily consist of retiree healthcare and life insurance costs, environmental compliance and remediation costs and litigation defense costs and judgments. Since the spin-off, the Company has spent, on average, approximately $100 million annually to service these legacy liabilities. The Company expects this amount of spending to continue for the foreseeable future. A significant majority of the legacy liability costs are attributable to retiree healthcare costs and environmental compliance and remediation, as opposed to litigation defense costs and judgments.

         One of the legacy liabilities Solutia was required to assume from Pharmacia is the litigation involving the alleged discharge of PCBs from the Anniston, Alabama plant site, which Solutia now owns and operates and at which Pharmacia formerly produced PCBs. Although Pharmacia remains the named defendant in that litigation, the Company is required to manage the litigation and indemnify Pharmacia from costs, expenses and judgments arising from such litigation. The most significant of the PCB lawsuits are the Abernathy and Tolbert cases, more fully described in Solutia's 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2003. The plaintiffs in these cases are demanding substantial compensatory and punitive damages under a variety of theories of recovery.

         The verdicts in the property damage phase of the Abernathy case continued to mount during the second quarter and are continuing to mount during the third quarter. As of August 11, 2003, the jury in this case had returned compensatory damage verdicts totaling approximately $101 million to the first 509 of the 907 plaintiffs who have made property damage and exposure claims. Approximately 400 property claims and all of the personal injury and potential punitive damage claims have yet to be tried in the case. The Abernathy jury continues to apply a formula-based approach in determining the amount of these verdicts and, as a result, the Company believes the first 509 verdicts are typical of the verdicts that can be expected in the remaining property damage cases. Plaintiffs' counsel in the Tolbert case have based their valuation of that case upon the formula-based Abernathy verdicts. The use of the Abernathy verdicts as a basis for valuing the Tolbert case would result in a valuation in excess of $3 billion. Based upon the advice of counsel, the Company believes the Abernathy verdicts are seriously flawed and will be reversed on appeal. However, the Company will not be able to appeal those verdicts until all property damage, personal injury and punitive damage claims in the Abernathy case are tried and a final judgment is entered. The Company's access to the appellate courts in the Abernathy and Tolbert cases may be years away.

         During the third quarter of 2003, the Company will reach significant milestones in the Abernathy and Tolbert cases. The Company expects the property damage phase of the Abernathy trial to conclude during the third quarter of 2003. In late August of 2003, the Company expects the personal injury phase of this case to begin. In the Tolbert case, dispositive motions are due in late August of 2003, and Phase I of the personal injury case will start in October of 2003. Although the Company believes that it has meritorious defenses in these cases, the damages sought are in an amount that would far exceed its financial capacity. Due to the magnitude of the damages sought, the Company is considering all alternatives to address these cases. The Company continues to have discussions with plaintiffs' counsel to seek a comprehensive resolution of these cases. To date, those efforts have not resulted in such a resolution.

         Astaris Joint Venture

         In connection with the external financing agreement for Astaris, which expires in September of 2005, Solutia and its equal partner in the venture, FMC Corporation, contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. The financial benchmarks were based on forecasted earnings that were developed when the financing was entered into. Astaris' earnings have fallen short of the forecast underlying its external financing agreement due to numerous factors including significantly less than planned productivity of its purified wet acid technology, lower sales volumes and lower average selling prices due to the prolonged weak U.S. economy. As a result of these earnings shortfalls versus the original expectations, Solutia and FMC have each been required to make additional investments of $26 million during the second quarter of 2003. These payments have largely been used to reduce debt outstanding within the venture. Solutia and FMC are evaluating other financing alternatives for the joint venture. If no new financing arrangements are obtained, Solutia anticipates that its share of the additional required contributions will be approximately $35 million for the remainder of 2003. In addition, the Company expects to make additional contributions in 2004, although such amounts cannot be determined at this time. Contributions are recorded in the Investments in Affiliates line on the Statement of Consolidated Financial Position. Due to the Company's contractual obligation to fund the joint venture as described above, in order to amend the Company's revolving credit facility, the Company must obtain the approval of the Astaris' bank syndicate. Also, a default by the Company of the financial covenants in its revolving credit facility constitutes an event of default under Astaris' credit facility.

         Second Quarter Business Trends

         The Company's business and liquidity position was adversely impacted by several factors during the second quarter. First, the weakened state of the manufacturing sector, characterized by significant overcapacity and persistently high raw material and energy costs, resulted in a decline in the Integrated Nylon segment during the quarter. Also, the segment outlook for the remainder of 2003 dramatically changed during the second quarter as it became apparent that raw material prices after the conclusion of the Iraqi conflict would remain at historically elevated levels for the foreseeable future. Overcapacity in the sector prevented the Company from passing along a significant portion of the elevated raw material costs to customers. In anticipation of weaker-than-expected second quarter results, the Company sought and received an amendment granting relief from certain of the financial covenants in its $300 million revolving credit facility for the period June 30, 2003 through September 29, 2003. The weakened manufacturing sector also adversely impacted second quarter operating results of Astaris which will require the Company to make higher keepwell payments to Astaris than previously expected. These adverse developments in the Integrated Nylon segment and Astaris negatively impacted the Company's cash generated from operations for the second quarter.

         Outlook

         The Company's $300 million credit facility expires on August 13, 2004. The holders of the 6.72% debentures have the right to put $150 million of debentures to the Company for repayment in October of 2004. The 6.25% five-year (euro)200 million notes mature in February of 2005. Additionally, the Company will be required to make quarterly contributions currently anticipated to be an aggregate of approximately $175 million to its qualified pension plan during 2005. Without a dramatic change in circumstances, the continuing overhang of the PCB litigation and other legacy liabilities will significantly restrict the Company's alternatives to address these liquidity requirements. Also, without a substantial improvement in the operating results of the business, cash flow from operations will not be a significant source of liquidity to meet these requirements. The Company may not be successful in satisfying these future liquidity requirements on favorable terms, if at all. The Company is currently considering all available alternatives to address its legacy litigation and other legacy liabilities, future liquidity needs and the recent adverse developments in its business, including, but not limited to, a potential reorganization under Chapter 11 of the U.S. bankruptcy code.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation provides guidance related to identifying variable interest entities (VIEs) and determining whether such entities should be consolidated. This Interpretation must be applied immediately to (a) VIEs created, or (b) interests in VIEs obtained, after January 31, 2003. For those VIEs created, or interests in VIEs obtained, on or before January 31, 2003, the guidance in this Interpretation must be applied in the first fiscal year or interim period beginning after June 15, 2003. The Company has one operating lease related to its corporate headquarters in St. Louis, Missouri that qualifies as a VIE. Based on the current terms of the lease agreement and the residual value guarantee the Company provides to the lessor, the Company is the primary beneficiary of the VIE. As a result, Solutia will be required to consolidate the assets and liabilities held by this VIE of approximately $38 million and approximately $43 million, respectively, and record an approximate charge of $5 million which will be reported as a cumulative effect of a change in accounting principle in the third quarter of 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The Statement also requires financial instruments within its scope be classified as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 did not have a material effect on the consolidated financial statements of the Company. In addition, the Company does not expect the adoption of SFAS No. 150 for financial instruments entered into or modified prior to May 31, 2003 to have a material effect on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         There have been no material changes in market risk exposures during the first six months of 2003 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 31 and 32 of Solutia's Annual Report on Form 10-K for the year ended
December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures as of the end of the second quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. Additionally, there were no significant changes in Solutia's internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                         PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Solutia's Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"), and its Report on Form 10-Q for the quarter ended March 31, 2003 ("First Quarter 10-Q"), described a number of lawsuits pending in state and federal court relating to the alleged release of polychlorinated biphenyls ("PCBs") and other materials from the Anniston, Alabama plant site, which Solutia now owns and operates and at which Pharmacia formally produced PCBs.

         (1) Abernathy v. Monsanto: This matter involves four consolidated cases brought on behalf of approximately 3,500 plaintiffs and is currently pending in Circuit Court for Etoway County, Alabama. As of August 11, 2003, the jury had returned compensatory damage verdicts totaling approximately $101 million to the first 509 of the 907 plaintiffs who have made property damage and exposure claims, but no final appealable judgment has been entered with respect to these verdicts. No claims of personal injury have been tried or presented to the jury. Trial of this action continues. On August 6, 2003, the court issued, without providing the Company or other defendants an opportunity to respond to the motions seeking their entry. The first order severs and dismisses the Company from the suit immediately upon a filing by the Company of a petition under Chapter 11 of the U.S. bankruptcy code. The second order enjoins Pharmacia and anyone acting in concert with Pharmacia from attempting to extend the automatic stay under Chapter 11 of the U.S. bankruptcy code to Pharmacia. On August 7, 2003 the plaintiffs moved to amend the order to merely provide for the severance, but not dismissal, of the Company upon such event. The court granted this motion, again without providing an opportunity for response. The Company believes both of the original orders and the amended order are without merit and that the court's issuance of such orders without allowing a response or hearing is contrary to law.

         (2) Tolbert v. Monsanto: This case involves the claims of approximately 15,300 plaintiffs brought in the U.S. District Court for the Northern District of Alabama. As the court requested, plaintiffs have withdrawn two of their proposed Phase I plaintiffs. As a result, the Phase I trial, which will commence on October 14, 2003, will involve the claims of four plaintiffs, two from each of the two "disease categories" previously selected by the parties.

         (3) Payton v. Monsanto: This action was brought in Circuit Court for Shelby County, Alabama on behalf of a purported class of owners, lessees and licensees of property around Lay Lake. On March 19, 2003, the trial court entered an order certifying a plaintiff class. A notice of appeal was filed on April 30, 2003 seeking a reversal of the court's certification order. On August 8, 2003 the Company reached an agreement to settle this case for $5 million. A significant percentage of this amount will be recovered under existing commercial insurance policies. This level of insurance recovery is not necessarily indicative of future recoveries for other litigation matters. The settlement must be approved by the court and it is anticipated this process will take at least 120 days.

         Solutia's 2002 Form 10-K referred to other PCB cases pending in various jurisdictions, including one case pending in state court in West Virginia and another in federal court in New Jersey. We settled the West

Virginia case for a nominal amount in May 2003. In addition, on June 23, 2003 the federal judge in New Jersey granted our motion for summary judgment, dismissing us from that case.

         Solutia's 2002 Form 10-K and its First Quarter 10-Q described a case pending in the Commonwealth Court of Pennsylvania seeking damages allegedly resulting from PCBs found in the Transportation and Safety Building in Harrisburg, Pennsylvania, which was owned by the Commonwealth of Pennsylvania. Briefing on appeal in this matter was completed by July 21, 2003. The Company filed a motion on April 14, 2003 asking the Pennsylvania Supreme Court for an expedited argument of this appeal. The Court denied the motion for expedited argument on July 22, 2003, without prejudice to the Company's right to renew the motion if oral argument is ordered.

         Solutia's 2002 Form 10-K and its First Quarter 10-Q described a Partial Consent Decree lodged with the United States District Court for the Northern District of Alabama in an action captioned United States of America
v. Pharmacia Corporation and Solutia Inc. On August 4, 2003, the court approved the Partial Consent Decree.

         Solutia's 2002 Form 10-K described (a) an investigation by authorities in the United States, Europe and Canada of past commercial practices in the rubber chemicals industry and (b) a number of purported class actions filed against producers of rubber chemicals including Flexsys, our 50/50 joint venture with Akzo Nobel N.V., each seeking actual and treble damages under state law on behalf of all retail purchasers of tires in the relevant state since 1994. Solutia's First Quarter 10-Q described two purported class actions, Rubber Engineering and Development Company and Standard Rubber Products, filed against a number of companies, including Solutia and Flexsys. The plaintiffs in those separate cases each allege price fixing and seek treble damages and injunctive relief under U.S. antitrust laws on behalf of all individuals and entities that purchased rubber chemicals in the United States from the defendants, their predecessors or their controlled subsidiaries from January 1, 1995 until October 10, 2002. On June 3, 2003, a third purported class action, Polymerics, Inc. v. Akzo Nobel N.V. et. al. was filed in the same court as the Rubber Engineering and Standard Rubber cases. This third purported class action against the same defendants, makes substantially the same allegations and seeks substantially the same relief as the first two actions. Solutia is aware of four additional cases (Schlegal Corp. v. Akzo Nobel et. al., Precision Associates v. Akzo Nobel et. al., Industrial Rubber Products L.L.C. v. Crompton Corporation et. al., and Robbins LLC v. Akzo Nobel et. al.) having been filed in the United States District Court for the Northern District of California purportedly against the same defendants and making substantially similar allegations and asking for substantially similar relief as the first three such actions. Solutia expects that these cases will all be consolidated into a single class action.

         In addition, a purported shareholder class action, Richard Brazin
v. Solutia Inc. et.al., has been filed against Solutia, its chief executive officer, and its chief financial officer in the Federal District Court for the Northern District of California. The complaint alleges that from December 16, 1998, to October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys's results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices for Solutia's publicly traded securities. Solutia is aware of three other purported shareholder class actions filed in the same court against Solutia and certain of its officers and directors, which we believe are premised on substantially similar allegations.

         Solutia's 2002 Form 10-K and its First Quarter 10-Q described a legal proceeding arising from the alleged violations of the Wyoming Environmental Quality Act, the Wyoming Air Quality Standards and Regulations and a permit issued by the Wyoming Department of Environmental Quality to Solutia, the company now known as Pharmacia and P4 Production L.L.C. for a coal coking facility in Rock Springs, Wyoming. The parties settled this matter without admitting any liability or any issue of fact and filed a Stipulation and Order of Judgment with the United States District Court for the District of Wyoming on April 9, 2003. The court entered the Stipulation and Order April 23, 2003, and Solutia paid its share of the monetary penalty, $426,711, on May 27, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At Solutia's annual meeting of stockholders on April 23, 2003, two matters were submitted to a vote of stockholders.

         1. The stockholders elected the following directors for a three-year term that will expire at the annual meeting of stockholders in 2006 (or until their respective successors are elected and qualified, or until their earlier death, resignation or removal). Votes were cast as follows:

                                                                 VOTES
                                           VOTES               "WITHHOLD
                NAME                       "FOR"              AUTHORITY"
                ----                       -----              ----------

         Robert A. Clausen               88,331,579            9,019,410

         Paul Donovan                    91,466,834            5,884,155

         Robert H. Jenkins               91,878,375            5,472,614

         Frank A. Metz, Jr.              91,624,077            5,726,912

         The following directors are continuing terms expiring at the annual meeting of stockholders in 2004: John C. Hunter III, Philip R. Lochner, Jr., and John B. Slaughter. The following directors are continuing terms expiring at the annual meeting of stockholders in 2005: Paul H. Hatfield, J. Patrick Mulcahy, and Sally G. Narodick.

         2. The stockholders ratified the appointment by the Audit Committee of Solutia's Board of Directors of Deloitte & Touche L.L.P. as principal independent auditors for the year 2003. A total of 91,948,139 votes were cast in favor of ratification, 4,959,905 votes were cast against it, and 442,945 votes were counted as abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits--See the Exhibit Index at page 38 of this report.

         (b) Reports on Form 8-K during the quarter ended June 30, 2003:

         On April 24, 2003, we furnished to the SEC a Form 8-K. Under Items 9 and 12, we furnished our earnings press release for the quarter ended March 31, 2003.*

* We are not incorporating by reference such report into this filing or any filing under the Securities Act of 1933.

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

Date: August 14, 2003

                                EXHIBIT INDEX

            These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

 10(a)      Solutia Inc. 2003 Non-Employee Director Compensation Plan

   (b) Amendment No. 3, dated as of June 30, 2003, to Second Amended and Restated Credit Agreement dated as of July 25, 2002, between Solutia Inc. as Borrower, the initial lenders named therein, Bank of America, N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent

   (c)      Retention Agreement with John C. Hunter III dated June 30, 2003

   (d)      Retention Agreement with Robert A. Clausen dated June 30, 2003

   (e) Amendment to Protocol Agreement, dated August 4, 2003, by and among Pharmacia Corporation, Monsanto Company and
            Solutia, Inc.

 11         Omitted--Inapplicable; see "Statement of Consolidated Income
            (Loss)" on page 1

 31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32(a)      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32(b)      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99         Computation of the Ratio of Earnings to Fixed Charges