Form 10-Q
period 2003-09-30
SOLUTIA INC
filed 2003-11-14
CIK 1043382

==============================================================================

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

     (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                               (314) 674-1000
                               --------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                  ---   ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER
(AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES X  NO   .
                                                    ---   ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                        OUTSTANDING AT
            CLASS                                     SEPTEMBER 30, 2003
            -----                                     ------------------

COMMON STOCK, $0.01 PAR VALUE                         104,521,233 SHARES
-----------------------------                         ------------------

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                      SOLUTIA INC.

                                        STATEMENT OF CONSOLIDATED INCOME (LOSS)
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                      (UNAUDITED)

                                                                               THREE MONTHS            NINE MONTHS
                                                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                            -------------------     -------------------
                                                                             2003        2002        2003        2002
                                                                             ----        ----        ----        ----

NET SALES .........................................................         $  578      $  574      $1,785      $1,679
Cost of goods sold.................................................            628         488       1,717       1,410
                                                                            ------      ------      ------      ------
GROSS PROFIT.......................................................            (50)         86          68         269
Marketing expenses.................................................             38          39         117         110
Administrative expenses............................................             43          32         106          95
Technological expenses.............................................             14          13          37          36
Amortization expense...............................................              1           1           2           2
                                                                            ------      ------      ------      ------
OPERATING INCOME (LOSS)............................................           (146)          1        (194)         26
Equity earnings (loss) from affiliates, net of tax.................            (58)          5         (60)         17
Interest expense...................................................            (25)        (25)        (73)        (60)
Other income, net..................................................              1           4           9          13
                                                                            ------      ------      ------      ------
LOSS BEFORE INCOME TAXES...........................................           (228)        (15)       (318)         (4)
Income tax expense (benefit).......................................            (55)         (9)        (90)        (13)
                                                                            ------      ------      ------      ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
   OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE.......................................................           (173)         (6)       (228)          9
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.............             --           6          (2)         28
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX....             (5)         --          (5)       (167)
                                                                            ------      ------      ------      ------
NET INCOME (LOSS)..................................................         $ (178)     $   --      $ (235)     $ (130)
                                                                            ======      ======      ======      ======
BASIC EARNINGS (LOSS) PER SHARE:
Income (Loss) from Continuing Operations Before Discontinued
   Operations and Cumulative Effect of Change in Accounting
   Principle.......................................................         $(1.65)     $(0.06)     $(2.18)     $ 0.09
Net Income (Loss) per Share........................................         $(1.70)     $   --      $(2.25)     $(1.24)
DILUTED EARNINGS (LOSS) PER SHARE:
Income (Loss) from Continuing Operations Before Discontinued
   Operations and Cumulative Effect of Change in Accounting
   Principle.......................................................         $(1.65)     $(0.06)     $(2.18)     $ 0.09
Net Income (Loss) per Share........................................         $(1.70)     $   --      $(2.25)     $(1.24)
WEIGHTED AVERAGE EQUIVALENT SHARES (IN MILLIONS):
    Basic..........................................................          104.5       104.8       104.6       104.7
    Diluted........................................................          104.5       104.8       104.6       105.0

See accompanying Notes to Consolidated Financial Statements






                                       STATEMENT OF CONSOLIDATED COMPREHENSIVE LOSS
                                                  (DOLLARS IN MILLIONS)
                                                       (UNAUDITED)

                                                                             THREE MONTHS              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                          -------------------       -------------------
                                                                           2003          2002        2003        2002
                                                                           ----          ----        ----        ----


NET INCOME (LOSS)................................................         $(178)        $  --        $(235)     $(130)
OTHER COMPREHENSIVE LOSS:
Currency translation adjustments ................................             5            (8)          48         74
Minimum pension liability adjustments, net of tax ...............            30          (123)          30       (123)
Net unrealized gain on derivative instruments, net of tax .......            --             1           --          1
Net realized loss on derivative instruments, net of tax .........            --            --           --          1
                                                                          -----         -----        -----      -----
COMPREHENSIVE LOSS...............................................         $(143)        $(130)       $(157)     $(177)
                                                                          =====         =====        =====      =====

See accompanying Notes to Consolidated Financial Statements.

                                                    SOLUTIA INC.

                                    STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)


                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            2003             2002
                                                                                            ----             ----
                                       ASSETS

CURRENT ASSETS:
Cash and cash equivalents.......................................................           $   55           $   17
Trade receivables, net of allowances of $21 in 2003 and $16 in 2002.............              273              270
Miscellaneous receivables.......................................................              122               97
Prepaid expenses................................................................               28               17
Deferred income tax benefit.....................................................              142              108
Inventories.....................................................................              247              262
Assets of Discontinued Operations ..............................................               --              636
                                                                                           ------           ------
TOTAL CURRENT ASSETS............................................................              867            1,407

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,529 in
  2003 and $2,436 in 2002.......................................................              945              930
INVESTMENTS IN AFFILIATES.......................................................              204              232
GOODWILL........................................................................              147              144
IDENTIFIED INTANGIBLE ASSETS, NET...............................................               67               66
LONG-TERM DEFERRED INCOME TAX BENEFIT...........................................              384              290
OTHER ASSETS....................................................................              240              273
                                                                                           ------           ------
TOTAL ASSETS....................................................................           $2,854           $3,342
                                                                                           ======           ======

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable................................................................           $  159           $  234
Accrued liabilities.............................................................              404              356
Postretirement liabilities......................................................              105               93
Short-term debt.................................................................               86              358
Liabilities of Discontinued Operations .........................................               --              165
                                                                                           ------           ------
TOTAL CURRENT LIABILITIES.......................................................              754            1,206

LONG-TERM DEBT..................................................................              909              839
POSTRETIREMENT LIABILITIES......................................................            1,132            1,164
OTHER LIABILITIES...............................................................              428              382

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2003 and 2002.................................                1                1
    Additional Contributed Capital..............................................               56               19
    Treasury stock, at cost (13,879,402 shares in 2003 and 13,659,351 shares in
      2002, respectively).......................................................             (251)            (251)
Net deficiency of assets at spin-off............................................             (113)            (113)
Accumulated other comprehensive loss............................................              (68)            (146)
Reinvested earnings.............................................................                6              241
                                                                                           ------           ------
TOTAL SHAREHOLDERS' DEFICIT.....................................................             (369)            (249)
                                                                                           ------           ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.....................................           $2,854           $3,342
                                                                                           ======           ======

See accompanying Notes to Consolidated Financial Statements.

                                                     SOLUTIA INC.

                                         STATEMENT OF CONSOLIDATED CASH FLOWS
                                                (DOLLARS IN MILLIONS)
                                                     (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                    -----------------
                                                                                                   2003            2002
                                                                                                   ----            ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net loss                                                                                          $(235)          $(130)
Adjustments to reconcile to Cash Provided by (Used in) Operations:
     Cumulative effect of change in accounting principle, net of tax .................                5             167
     Depreciation and amortization  ..................................................              102             100
     (Income) Loss from discontinued operations, net of tax ..........................                2             (28)
     Amortization of deferred credits.................................................              (10)            (11)
     Restructuring expenses and other charges ........................................              237              18
     Other, net.......................................................................               12               3
     Changes in assets and liabilities:
           Income and deferred taxes..................................................             (101)             50
           Trade receivables..........................................................               (3)            (27)
           Inventories................................................................               15             (12)
           Accounts payable...........................................................              (75)             13
           Other assets and liabilities...............................................               55             (86)
                                                                                                  -----           -----
CASH PROVIDED BY OPERATIONS--CONTINUING OPERATIONS ...................................                4              57
CASH PROVIDED BY (USED IN) OPERATIONS--DISCONTINUED OPERATIONS .......................              (11)             30
                                                                                                  -----           -----
CASH PROVIDED BY (USED IN) OPERATIONS.................................................               (7)             87
                                                                                                  -----           -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases...............................................              (59)            (44)
Acquisition and investment payments, net of cash acquired ............................              (48)            (31)
Property disposals and investment proceeds............................................                1             107
                                                                                                  -----           -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES--CONTINUING OPERATIONS ...............             (106)             32
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES--DISCONTINUED OPERATIONS .............              475              (8)
                                                                                                  -----           -----
CASH PROVIDED BY INVESTING ACTIVITIES.................................................              369              24
                                                                                                  -----           -----

FINANCING ACTIVITIES:
Net change in short-term debt obligations.............................................             (272)           (107)
Proceeds from issuance of long-term debt obligations .................................               --             182
Restricted cash for repayment of October 2002 maturities .............................               --            (150)
Issuance of stock warrants ...........................................................               --              19
Deferred debt issuance cost ..........................................................               (6)            (28)
Common stock issued under employee stock plans........................................               --               2
Other, net............................................................................              (41)            (15)
                                                                                                  -----           -----
CASH USED IN FINANCING ACTIVITIES--CONTINUING OPERATIONS..............................             (319)            (97)
CASH USED IN FINANCING ACTIVITIES--DISCONTINUED OPERATIONS............................               (5)            (18)
                                                                                                  -----           -----
CASH USED IN FINANCING ACTIVITIES.....................................................             (324)           (115)
                                                                                                  -----           -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................               38              (4)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.....................................................................               17              23
                                                                                                  -----           -----
END OF PERIOD.........................................................................            $  55           $  19
                                                                                                  =====           =====

See accompanying Notes to Consolidated Financial Statements.

                                SOLUTIA INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
         Solutia Inc. and its subsidiaries (referred to herein as "Solutia" or the "Company") make and sell a variety of high-performance chemical-based materials. Solutia is a world leader in performance films for laminated safety glass and after-market applications; process development and scale-up services for pharmaceutical fine chemicals; specialties such as water treatment chemicals, heat transfer fluids and aviation hydraulic fluid and an integrated family of nylon products including high-performance polymers and fibers.

         Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation, a wholly-owned subsidiary of Pfizer, Inc.). On September 1, 1997, Monsanto distributed all of the outstanding shares of common stock of the Company as a dividend to Monsanto stockholders (the spin-off). As a result of the spin-off, on September 1, 1997, Solutia became an independent publicly-held company listed on the New York Stock Exchange and its operations ceased to be owned by Monsanto. A net deficiency of assets of $113 million resulted from the spin-off.

         At the time of the spin-off, Solutia was required to contractually assume certain liabilities from Pharmacia. As further discussed in Note 7, these legacy liabilities consist primarily of retiree healthcare, life insurance costs and disability benefits; environmental compliance and remediation costs; and litigation defense costs and judgments. Due to the prolonged economic slow down, coupled with the prevalence of energy and raw material costs above historic levels, the financial burden of servicing these liabilities has become relatively more significant to the Company. Also discussed in Note 7 are future liquidity requirements of the business and management's plans to address these requirements.

Basis of Consolidation
         The consolidated financial statements include the accounts of Solutia and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Companies in which Solutia has a significant interest but not a controlling interest are accounted for under the equity method of accounting and included in "Investments in Affiliates" in the Statement of Consolidated Financial Position. Solutia's proportionate share of these companies' net earnings or losses is reflected net of tax in "Equity Earnings (Loss) from Affiliates" in the Statement of Consolidated Income (Loss). In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," variable interest entities in which Solutia is the primary beneficiary are consolidated within the consolidated financial statements.

Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates were used to account for restructuring reserves, environmental reserves, self-insurance reserves, employee benefit plans, asset impairments and contingencies. Actual results could differ from those estimates.

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

Property, Plant and Equipment
         Property, plant and equipment are recorded at cost. The cost of plant and equipment is depreciated over 5 to 35 years for buildings and improvements, and 3 to 15 years for machinery and equipment, by the straight-line method.

Intangible Assets
         Solutia discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives, generally periods ranging from 5 to 20 years. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter.

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

Self-Insurance and Insurance Recoveries
         Solutia maintains self-insurance reserves to reflect its estimate of uninsured losses. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry, the Company's historical experience and certain case specific reserves as required, including estimated legal costs. The maximum extent of the self-insurance provided by the Company is dependent upon a number of factors including the facts and circumstances of individual cases and the terms and conditions of the commercial policies. Solutia has purchased commercial insurance in order to reduce its exposure to workers' compensation, product, general, auto and property liability claims. Policies for periods prior to the spin-off are shared with Monsanto. This insurance has varying policy limits and deductibles.

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

Distribution Costs
         The Company includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and the other costs of our distribution network in cost of goods sold within the Statement of Consolidated Income (Loss).

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

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                                   ------------------        -----------------
                                                                   2003         2002         2003         2002
                                                                   ----         ----         ----         ----
NET INCOME (LOSS):
   As reported .............................................      $ (178)      $   --       $ (235)      $ (130)
   Deduct: Total stock-based employee compensation expense
   determined using the Black-Scholes option-pricing model
     for all awards, net of tax ............................          (1)          (2)          (4)          (6)
                                                                  ------       ------       ------       ------
   Pro forma ...............................................      $ (179)      $   (2)      $ (239)      $ (136)
                                                                  ======       ======       ======       ======
INCOME (LOSS) PER SHARE:
   Basic--as reported ......................................      $(1.70)      $   --       $(2.25)      $(1.24)
   Basic--pro forma ........................................      $(1.71)      $(0.02)      $(2.28)      $(1.30)
   Diluted--as reported ....................................      $(1.70)      $   --       $(2.25)      $(1.24)
   Diluted--pro forma ......................................      $(1.71)      $(0.02)      $(2.28)      $(1.30)


         Compensation expense resulting from the fair value method may not be representative of compensation expense to be incurred on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option-pricing model.

         For the three and nine month periods ended September 30, 2003, ..3 million and .1 million common share equivalents, respectively, were excluded because the effect would be antidilutive.

Reclassifications

         Certain reclassifications to prior year's financial information have been made to conform to the 2003 presentation.

         These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2003. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

2.  DISCONTINUED OPERATIONS

         On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. On January 31, 2003, the sale was completed resulting in a pretax gain of $24 million. Total proceeds, including the $10 million exclusivity fee received in 2002, net of transaction costs were $494 million. The assets and liabilities of the discontinued operations have been classified as current in the Statement of Consolidated Financial Position at December 31, 2002. In addition, proceeds from this divestiture were used to pay down $405 million of borrowings under the amended credit facility in accordance with bank agreements. As a result, all borrowings under this facility have been classified as short-term at December 31, 2002. The Company retained certain liabilities, primarily tax related, of approximately $40 million related to the divested businesses and has excluded them from the liabilities identified below. The carrying amounts of assets and liabilities from discontinued operations at December 31, 2002, consisted of the following:

                                                             DECEMBER 31,
                                                                 2002
                                                                 ----
ASSETS:
Receivables and prepaids............................             $100
Inventories.........................................               68
Other current assets................................               36
                                                                 ----
         Total Current Assets.......................              204
                                                                 ----
Property, plant and equipment, net..................              199
Intangible assets...................................              205
Other long-term assets..............................               28
                                                                 ----
         Total Assets...............................             $636
                                                                 ====

LIABILITIES:
Accounts payable....................................             $ 42
Accrued liabilities.................................               51
                                                                 ----
         Total Current Liabilities..................               93
                                                                 ----
Postretirement liabilities..........................               21
Non-current deferred tax liability..................               33
Other long-term liabilities.........................               18
                                                                 ----
         Total Liabilities..........................             $165
                                                                 ====

         The operating results of the resins, additives and adhesives businesses have been reported separately as discontinued operations in the consolidated financial statements for periods presented. The operating results for the three and nine month periods ended September 30, 2002 exclude certain corporate expenses of $3 million and $7 million, respectively, which had previously been allocated to the resins, additives and adhesives businesses. In addition, interest expense of $24 million for the nine month period ended September 30, 2003, $8 million for the three month period ended September 30, 2002 and $17 million for the nine month period ended
September 30, 2002, associated with debt that was repaid with the sales proceeds was allocated to discontinued operations. The operating results for 2003 include results of operations for the month of January of 2003. Net sales and income (loss) from discontinued operations are as follows:

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                   -------------                -------------
                                                 2003         2002           2003         2002
                                                 ----         ----           ----         ----

Net sales...............................         $--          $143            $53         $428
Income before income tax expense
  (including gain on disposal of $24)...          --             8              7           40
Income tax expense......................          --            (2)            (9)         (12)
                                                 ---           ---            ---         ----
Income (loss) from discontinued
  operations............................         $--          $  6            $(2)        $ 28
                                                 ===          ====            ===         ====


3.  EARNINGS (LOSS) PER SHARE

                                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                                             ------------------       -----------------
                                                                               2003        2002        2003       2002
                                                                               ----        ----        ----       ----

Income (Loss) from Continuing Operations Before Discontinued
   Operations and Cumulative Effect of Change in Accounting Principle         $ (173)     $   (6)     $ (228)    $    9
Income (Loss) from Discontinued Operations, net of tax...............             --           6          (2)        28
Cumulative Effect of Change in Accounting Principle, net of tax......             (5)         --          (5)      (167)
                                                                              ------      ------      ------     ------
Net Income (Loss)....................................................         $ (178)     $   --      $ (235)    $ (130)
                                                                              ======      ======      ======     ======


Basic Earnings (Loss) per Share:
Income (Loss) from Continuing Operations Before Discontinued
   Operations and Cumulative Effect of Change in Accounting Principle         $(1.65)     $(0.06)     $(2.18)    $ 0.09
Income (Loss) from Discontinued Operations, net of tax ..............             --        0.06       (0.02)      0.26
Cumulative Effect of Change in Accounting Principle, net of tax......           (.05)         --       (0.05)     (1.59)
                                                                              ------      ------      ------     ------
Basic Earnings (Loss) per Share......................................         $(1.70)     $   --      $(2.25)    $(1.24)
                                                                              ------      ------      ------     ------

Diluted Earnings (Loss) per Share:
Income (Loss) from Continuing Operations Before Discontinued
   Operations and Cumulative Effect of Change in Accounting Principle         $(1.65)     $(0.06)     $(2.18)    $ 0.09
Income (Loss) from Discontinued Operations, net of tax ..............             --        0.06       (0.02)      0.26
Cumulative Effect of Change in Accounting Principle, net of tax......           (.05)         --       (0.05)     (1.59)
                                                                              ------      ------      ------     ------
Diluted Earnings (Loss) per Share....................................         $(1.70)     $   --      $(2.25)    $(1.24)
                                                                              ------      ------      ------     ------

Weighted average equivalent shares (in millions):
     Basic ..........................................................          104.5       104.8       104.6      104.7
     Effect of dilutive securities:
         Common share equivalents--common shares issuable upon
           exercise of outstanding stock options and warrants........             --          --          --        0.3
                                                                              ------      ------      ------     ------
     Diluted ........................................................          104.5       104.8       104.6      105.0
                                                                              ======      ======      ======     ======

         For the three and nine month periods ended September 30, 2003, ..3 million and .1 million common share equivalents, respectively, were excluded because the effect would be antidilutive.

4.  RESTRUCTURING RESERVES

         During the third quarter 2003, Solutia recorded a restructuring charge of $1 million to cost of goods sold for costs associated with workforce reductions. The restructuring was part of an enterprise-wide cost reduction program. As a result of these actions, Solutia reduced its workforce by 11 positions. Cash outlays associated with the restructuring actions were funded from operations.

         During the first nine months of 2003, Solutia recorded restructuring charges of $21 million. These charges included $11 million to cost of goods sold and $9 million to marketing, administrative and technological expenses for costs associated with workforce reductions and $1 million to cost of goods sold for costs primarily associated with contract terminations of leased administrative facilities. The restructuring was part of an enterprise-wide cost reduction program associated with the sale of the resins, additives and adhesives businesses and other ongoing cost reduction initiatives. As a result of these actions, Solutia reduced its workforce by approximately 460 positions. Cash outlays associated with the restructuring actions were funded from operations. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately 10 percent affected European, Asian and Latin American operations. Management positions represented approximately
30 percent of the workforce reductions.

         The following table summarizes the restructuring charges, amounts utilized to carry out those plans and amount remaining at September 30, 2003:

                                                                                           OTHER
                                                        EMPLOYMENT REDUCTIONS              COSTS          TOTAL
                                             -----------------------------------------------------------------------
                                               Performance                              Performance
                                               Products and   Integrated   Corporate/  Products and
                                                 Services       Nylon        Other       Services
                                             -----------------------------------------------------------------------
   Balance at January 1, 2003 ..............       $--           $--          $--           $--            $--
   Charges taken ...........................         6             3            2            --             11
   Amounts utilized ........................        (3)           (3)          (1)           --             (7)
                                             -----------------------------------------------------------------------
   Balance at March 31, 2003 ...............       $ 3           $--          $ 1           $--            $ 4
                                             -----------------------------------------------------------------------
   Charges taken ...........................         4             2            2             1              9
   Amounts utilized ........................        (5)           --           (2)           (1)            (8)
                                             -----------------------------------------------------------------------
   Balance at June 30, 2003 ................       $ 2           $ 2          $ 1           $--            $ 5
                                             -----------------------------------------------------------------------
   Charges taken ...........................         1            --           --            --              1
   Amounts utilized ........................        (2)           (2)          (1)           --             (5)
                                             -----------------------------------------------------------------------
   BALANCE AT SEPTEMBER 30, 2003 ...........       $ 1           $--          $--           $--            $ 1
                                             =======================================================================

         During 2000, Solutia decided to exit its resins facility at the Port Plastics site in Addyston, Ohio. An $8 million charge to cost of goods sold was recorded to carry out the exit plan. The charge included $2 million to write down plant assets to their fair value, $2 million of dismantling costs and $4 million of direct manufacturing, overhead, utilities and severance costs for which Solutia was contractually obligated under an operating agreement. Solutia was required to provide 24 months notice of intent to exit and was required to pay contractually obligated costs for an additional 18 months thereafter to a third-party operator. Solutia provided notice of intent to exit on June 30, 2000, and exited the site in June of 2002. Solutia retained the restructuring obligation pursuant to the sales agreement for the resins, additives and adhesives divestiture.

         The following table summarizes the restructuring charge, amounts utilized to carry out those plans and amount remaining at September 30, 2003:

                                                    SHUTDOWN
                                                       OF        ASSET WRITE-    OTHER
                                                   FACILITIES       DOWNS        COSTS         TOTAL
                                                  -----------------------------------------------------

   Balance at January 1, 2000 ...............         $--            $--          $--          $--
   Charges taken ............................           2              2            4            8
   Amounts utilized .........................          --             (2)          --           (2)
                                                  -----------------------------------------------------
   Balance at December 31, 2000 .............           2             --            4            6
   Amounts utilized .........................          --             --           --           --
                                                  -----------------------------------------------------
   Balance at December 31, 2001 .............           2             --            4            6
   Amounts utilized .........................          (2)            --           --           (2)
                                                  -----------------------------------------------------
   Balance at December 31, 2002 .............          --             --            4            4
   Amounts utilized .........................          --             --           --           --
                                                  -----------------------------------------------------
   Balance at March 31, 2003 ................          --             --            4            4
   Amounts utilized .........................          --             --           (2)          (2)
                                                  -----------------------------------------------------
   Balance at June 30, 2003 .................          --             --            2            2
   Amounts utilized .........................          --             --           (1)          (1)
                                                  -----------------------------------------------------
   Balance at September 30, 2003 ............         $--            $--          $ 1          $ 1
                                                  =====================================================

         The remaining $1 million restructuring obligation will be fully utilized during the fourth quarter 2003.

5.  INVENTORY VALUATION

         The components of inventories as of September 30, 2003, and December 31, 2002, were as follows:

                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                              2003                  2002
                                                                              ----                  ----
Finished goods................................................                $179                  $179
Goods in process..............................................                  93                   101
Raw materials and supplies....................................                  86                    83
                                                                              ----                  ----
Inventories, at FIFO cost.....................................                 358                   363
Excess of FIFO over LIFO cost.................................                (111)                 (101)
                                                                              ----                  ----
TOTAL.........................................................                $247                  $262
                                                                              ====                  ====

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, Solutia adopted SFAS No. 142 and accordingly discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. This Statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended March 31, 2002, Solutia subsumed into goodwill $1 million of intangible assets, net of related deferred tax liabilities, representing assembled workforce that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

         Identified intangible assets are as follows:

                                                                                   SEPTEMBER 30, 2003
                                                                  ----------------------------------------------------
                                                                  GROSS CARRYING        ACCUMULATED       NET CARRYING
                                                                       VALUE            AMORTIZATION         VALUE
                                                                       -----            ------------         -----

Amortized intangible assets:
         Contractual customer relationships ............                $24                $ (6)              $18
         Employment agreements..........................                  5                  (3)                2
         Other .........................................                  8                  (5)                3
         Translation ...................................                  7                  --                 7
                                                                        ---                ----               ---
TOTAL AMORTIZED INTANGIBLE ASSETS ......................                $44                $(14)              $30
                                                                        ---                ----               ---

Unamortized intangible assets:
         Trademarks.....................................                $39                $ (4)              $35
         Translation....................................                  2                  --                 2
                                                                        ---                ----               ---
TOTAL UNAMORTIZED INTANGIBLE ASSETS.....................                $41                $ (4)              $37
                                                                        ---                ----               ---
TOTAL IDENTIFIED INTANGIBLE ASSETS......................                $85                $(18)              $67
                                                                        ===                ====               ===

                                                                                 DECEMBER 31, 2002
                                                                  ----------------------------------------------------
                                                                  GROSS CARRYING        ACCUMULATED       NET CARRYING
                                                                       VALUE            AMORTIZATION         VALUE
                                                                       -----            ------------         -----

Amortized intangible assets:
         Contractual customer relationships ............                $23                $ (5)              $18
         Employment agreements..........................                  5                  (3)                2
         Other..........................................                  8                  (5)                3
         Translation....................................                  6                  --                 6
                                                                        ---                ----               ---
TOTAL AMORTIZED INTANGIBLE ASSETS.......................                $42                $(13)              $29
                                                                        ---                ----               ---

Unamortized intangible assets:
         Trademarks.....................................                $39                $ (4)              $35
         Translation....................................                  2                  --                 2
                                                                        ---                ----               ---
TOTAL UNAMORTIZED INTANGIBLE ASSETS.....................                $41                $ (4)              $37
                                                                        ---                ----               ---
TOTAL IDENTIFIED INTANGIBLE ASSETS .....................                $83                $(17)              $66
                                                                        ===                ====               ===

         There were no material acquisitions of intangible assets and there have been no changes to amortizable lives or methods during the first nine months of 2003. Amortization expense for the net carrying amount of intangible assets is estimated to be $3 million annually in 2003 through 2007. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter.

         Goodwill is allocated to the Performance Products and Services segment, which includes the CPFilms and Pharmaceutical Services reporting units as follows:

                                                                                           TOTAL
                                                                                        PERFORMANCE
                                                                       PHARMACEUTICAL   PRODUCTS AND
                                                         CPFILMS          SERVICES        SERVICES
                                                      -----------------------------------------------
Goodwill, December 31, 2002 .................              $74              $70             $144
Translation .................................               --                3                3
                                                      -----------------------------------------------
Goodwill, September 30, 2003 ................              $74              $73             $147
                                                      ===============================================

7.  CONTINGENCIES

Legacy Liabilities

         At the time Solutia was spun-off from former Monsanto Company (now known as Pharmacia Corporation, a wholly-owned subsidiary of Pfizer, Inc.) in September 1997, the Company was required to contractually assume certain liabilities from Pharmacia. Due to the prolonged economic slow down, coupled with the prevalence of energy and raw material cost above historic levels, the financial burden of servicing these liabilities has become relatively more significant to the Company. These legacy liabilities consist primarily of the following:

         Retiree healthcare, life insurance costs and disability benefits:
Since the spin-off, Solutia has been required to provide retiree healthcare and life insurance benefits to retirees who retired from Pharmacia prior to the spin-off and who never worked for Solutia, as well as disability benefits to individuals who became disabled while working for Pharmacia prior to the spin-off. Currently Solutia provides retiree and disability benefits to approximately 20,000 pre-spin retirees and disabled individuals, their dependents and surviving spouses, roughly five times the number of Solutia retirees, dependents and surviving spouses.

         Environmental compliance and remediation costs: Since the spin-off, Solutia has been required to bear the costs of environmental remediation and associated compliance obligations relating to Pharmacia's historic chemical business under applicable federal, state and local environmental laws. In virtually all instances these obligations arise from activities conducted by Pharmacia prior to the spin-off and fall into two broad categories:
(a) obligations related to properties that are not currently owned by Solutia, and (b) obligations related to properties currently owned by Solutia, including clean-up obligations for off-site migration of contaminants. The vast majority of remediation actions taken to date at properties owned by Solutia relate to contamination that emanated from the properties prior to Solutia's ownership.

         Litigation defense costs and judgments: Since the spin-off, Solutia has been responsible for bearing the cost associated with various toxic tort lawsuits related to polychlorinated biphenyls ("PCBs"), premises based asbestos and other chemical exposures from the conduct of the historic chemical business of Pharmacia. Currently Solutia is defending approximately 570 asbestos actions (involving an estimated 3,500 to 4,500 plaintiffs) brought against Pharmacia. In addition, notwithstanding the recent settlement of cases relating to the Anniston plant site, Solutia is still defending approximately 30 cases involving alleged exposure from PCB's manufactured by Pharmacia prior to the spin-off. Solutia also is currently defending approximately 90 general and product liability claims which have been brought against Pharmacia.

Outlook

         The Company's Integrated Nylon business segment continued to be challenged by high raw materials and energy costs and relatively weak demand conditions in the third quarter. While the Company's total liquidity as of September 30, 2003, after consideration of the impact of the new credit facility (see Note 11), was on par with the Company's liquidity position as of June 30, 2003, this result included approximately $65 million of liquidity assistance provided by Monsanto during the quarter, in the form of the $40 million letter of credit release related to the Penndot litigation matter and a $25 million advance payment for goods to be delivered over the next twelve months.

         The holders of the Company's 6.72% debentures have the right to put $150 million of debentures to the Company for repayment in October 2004. Payment of this put amount, in part or whole, will also require the Company, pursuant to the terms of its new credit facility, to make a prepayment on the new credit facility in an equal amount. In addition, the Company's 6.25% five-year (euro)200 million euro notes mature in February 2005 and the Company will be required to make quarterly contributions to its qualified pension plan during 2005, in an amount currently anticipated to aggregate approximately $175 million.

         The continuing overhang of legacy liabilities will significantly restrict the Company's ability to address these liquidity requirements. Furthermore, without a substantial improvement in the operating results of the business, cash flow from operations would not be a significant source of liquidity to meet these requirements. As a result, the Company must take action to reduce its current level of debt and legacy liabilities, and address the projected cash requirements of its pension plans. The Company may not be successful in satisfying these future liquidity requirements on favorable terms, if at all. Accordingly, the Company is considering all available alternatives to address these matters, including, but not limited to, a potential reorganization under Chapter 11 of the U.S. bankruptcy code. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Astaris Joint Venture

         In connection with the external financing agreement for Astaris, a 50 percent owned joint venture, which expires in September of 2005, Solutia and its equal partner in the venture, FMC Corporation, contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. The financial benchmarks were based on forecasted earnings that were developed when the financing was originated in September 2000. Astaris' earnings have fallen short of the forecast underlying its external financing agreement due to numerous factors including significantly less than planned productivity of its purified wet acid technology, lower sales volumes and lower average selling prices. As a result of these earnings shortfalls in comparison to the original expectations, Solutia and FMC each made additional investments of $47 million during the nine month period ended September 30, 2003.

         As of October 8, 2003, Solutia and Astaris amended its external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 million letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris as of October 8, 2003. The agreement was also amended to provide for a dollar for dollar reduction of the Astaris lenders' commitments with future payments made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment will effectively provide a $67 million limitation for each of Solutia and FMC on future funding in the event the joint venture continues to fail to meet certain financial benchmarks. Solutia's $67 million letter of credit will also reduce dollar for dollar as future payments are made by Solutia under its existing support agreement.

         FMC and Solutia also agreed conceptually to allow Astaris to defer up to $30 million each of obligations to FMC and Solutia arising under existing operating agreements over the next 24-36 months to provide liquidity assistance to Astaris as it implements its recently announced business restructuring. Astaris, FMC and Solutia are currently negotiating definitive agreements to allow for the deferral of these obligations, including repayment terms and conditions.

Litigation Update

         Solutia's 2002 Annual Report on Form 10-K described two judicial proceedings, Abernathy v. Monsanto and Tolbert v. Monsanto, in which plaintiffs claimed to have sustained personal injuries and/or property damage as a result of the alleged release of PCBs and other materials from the Anniston, Alabama plant site. On August 20, 2003, a settlement agreement was reached resolving these matters. Pursuant to the settlement, while admitting to no wrongdoing, Solutia, Monsanto Company, and Pharmacia agreed to pay $600 million and provide certain community health programs to settle these cases. The settlement resolved all outstanding claims including potential punitive damages that might have been sought by plaintiffs and their legal counsel. Pursuant to an agreement entered contemporaneously with the settlement between Solutia, Monsanto, and Pharmacia, it was agreed that Solutia's portion of the settlement would be $50 million payable in equal installments over a period of 10 years commencing one year from the date of the settlement, that Monsanto would fund the remaining $550 million cash portion of the settlement (a portion of which is expected to be reimbursed from the companies' commercial insurers), that Pfizer would make available certain community health programs, that Monsanto would waive any right to seek indemnification from Solutia to the extent of its contribution to the settlement, and that Solutia would issue Monsanto warrants to purchase up to 10 million shares of Solutia common stock at an exercise price of $1.10 per common share. The warrants to be issued pursuant to the settlement are to be exercisable only if Solutia's common stock reaches an average closing price target exceeding $10.00 per share for any thirty-day period, or upon a change-of-control of Solutia.

         To account for the settlement, Solutia increased its self-insurance reserves by $41 million, which includes an increase in the existing reserve levels up to the discounted settlement amount, additional legal expenses and an increase to account for the change in insurance recovery assumptions resulting from the exhaustion of certain insurance policies. The $50 million settlement amount was recorded at a discounted amount of $40 million utilizing a discount rate of 4.25 percent. The Company has determined the value of the warrants as of the date of the courts' approval of the settlement to be $37 million. The warrants were not included within the "Financing Activities" section of the Statement of Consolidated Cash Flows for the nine month period ended September 30, 2003, as the agreement to issue the warrants represents a non-cash transaction.

         Solutia is defending an action brought against Pharmacia in the Commonwealth Court of Pennsylvania relating to low levels of PCBs found in the Transportation & Safety Building owned by the Commonwealth in Harrisburg, Pennsylvania (Penndot case). On August 4, 2003, Solutia and Monsanto entered into an amendment to the Penndot Protocol agreement dated November 15, 2002. Pursuant to the amendment, Monsanto released Solutia from its obligation to provide Monsanto with a $39.9 million letter of credit to secure a portion of Monsanto's obligations with respect to an appeal bond in the Penndot case. As a result of the amendment on August 4, 2003, Monsanto assumed control of any settlement decision but agreed to consult with Solutia and Pharmacia before agreeing to any settlement. Solutia continues to provide a $20 million letter of credit to secure a portion of Monsanto's obligations with respect to the appeal bond.

         On September 30, 2003, the Company had approximately $30 million accrued in its self-insurance reserve for PCB litigation unrelated to the Anniston settlement. The reserve was increased during the third quarter primarily for the Penndot case and probable future legal expenses. The Company has increased its accrual to the low end of the range of probable outcomes for the Penndot case due to Monsanto assuming control of any settlement decision for this case and initiation of settlement discussions.

8.   SEGMENT DATA

         Solutia's management is organized around two strategic business platforms: Performance Products and Services and Integrated Nylon. Solutia's reportable segments and their major products are as follows:

      PERFORMANCE PRODUCTS AND SERVICES            INTEGRATED NYLON
      ---------------------------------            ----------------
    SAFLEX(R) plastic interlayer             Nylon intermediate "building
                                             block" chemicals

    Polyvinyl butyral for KEEPSAFE(R),       Merchant polymer and nylon
    SAFLEX INSIDE(R) (in Europe only)        extrusion polymers, including
    and KEEPSAFE MAXIMUM(R)                  VYDYNE(R) and ASCEND(R)
    laminated window glass

    LLUMAR(R), VISTA(R) and GILA(R)          Carpet fibers, including the
    professional and retail window films     WEAR-DATED(R) and ULTRON(R) brands

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

    Services for process research and
    development, scale-up manufacturing and
    small volume licensed production for
    the pharmaceutical industry

         Accounting policies of the segments are the same as those used in the preparation of Solutia's consolidated financial statements. Solutia evaluates the profitability of its operating segments based on segment earnings before interest expense and income taxes, which includes marketing, administrative, technological, and amortization expenses and other non-recurring charges such as restructuring and asset impairment charges that can be directly attributable to the operating segment. Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings
(loss) from affiliates, interest expense, other income, net and expense items, and certain non-recurring items such as gains and losses on asset dispositions and restructuring charges that are not directly attributable to the operating segments. Solutia accounts for intersegment sales at agreed upon transfer prices. Intersegment sales are eliminated in consolidation. Segment assets consist primarily of customer receivables, raw materials and finished goods inventories, fixed assets, goodwill and identified intangible assets directly associated with the production processes of the segment (direct fixed assets). Segment depreciation and amortization are based upon direct tangible and intangible assets. Unallocated assets consist primarily of deferred taxes, certain investments in equity affiliates and indirect fixed assets.

         Segment data for the three and nine month periods ended September 30, 2003, and 2002 are as follows:

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------
                                                                      2003                      2002
                                                                ----------------         -------------------
                                                                 NET                      NET
                                                                SALES     PROFIT         SALES        PROFIT
                                                                -----     ------         -----        ------
SEGMENT:
Performance Products and Services......................         $253      $  30            $246        $ 27
Integrated Nylon.......................................          325        (19)            328          (3)
                                                                ----       ----            ----        ----
SEGMENT TOTALS.........................................          578         11             574          24

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses.................................                    (158)                        (21)
    Equity earnings (loss) from affiliates,
      net of tax.......................................                     (58)                          5
    Interest expense...................................                     (25)                        (25)
    Other income, net..................................                       2                           2
CONSOLIDATED TOTALS:                                            ----                       ----
    NET SALES..........................................         $578                       $574
                                                                ====      -----            ====        ----
    LOSS BEFORE INCOME TAXES ..........................                   $(228)                       $(15)
                                                                          =====                        ====

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                      2003                      2002
                                                                ----------------         -------------------
                                                                 NET                      NET
                                                                SALES     PROFIT         SALES        PROFIT
                                                                -----     ------         -----        ------
SEGMENT:
Performance Products and Services......................         $  757     $  73         $  715        $ 71
Integrated Nylon.......................................          1,028       (50)           964          14
                                                                ------     -----         ------       -----
SEGMENT TOTALS.........................................          1,785        23          1,679          85

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses.................................                     (214)                       (53)
    Equity earnings (loss) from affiliates,
      net of tax.......................................                      (61)                        16
    Interest expense...................................                      (73)                       (60)
    Other income, net .................................                        7                          8
CONSOLIDATED TOTALS:                                            ------                   ------
    NET SALES..........................................         $1,785                   $1,679
                                                                ======     -----         ======        ----
    LOSS BEFORE INCOME TAXES ..........................                    $(318)                      $ (4)
                                                                           =====                       ====

9.  PENSION

         During the third quarter 2003, Solutia recorded a $30 million pension settlement loss, as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The settlement loss resulted from the significant amount of lump sum distributions from Solutia's domestic pension plans during 2003, primarily relating to headcount reductions. In order to account for the settlement, Solutia was required to remeasure its benefit obligations and fair value of plan assets as of the interim date of September 30, 2003. The Company's annual measurement date is December 31. As a result of the decrease in the underfunded status of the domestic pension plans and in accordance with the remeasurement provisions of SFAS No. 87, "Employers' Accounting for Pension," Solutia recorded a $59 million decrease in minimum pension liability; a $12 million reduction in intangible assets; a $30 million decrease in shareholders' deficit and a $17 million related deferred tax asset as of September 30, 2003.

10.  VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation provides guidance related to identifying variable interest entities (VIEs) and determining whether such entities should be consolidated. The Interpretation must be applied immediately to VIEs created, or interests in VIEs obtained, after January
31, 2003. For those VIEs created, or interests in VIEs obtained, on or before January 31, 2003, the guidance in the Interpretation must be applied in the first fiscal year or interim period beginning after December 15, 2003. The Company early adopted the provisions of the Interpretation for VIEs obtained, on or before January 31, 2003, during the quarter ended September 30, 2003. There have been no VIEs created, or interests in VIEs obtained, after January 31, 2003.

         The Company has one operating lease related to its corporate headquarters in St. Louis, Missouri, established in 1999, that qualifies as a VIE under this Interpretation. Based on the current terms of the lease agreement and the residual value guarantee the Company provides to the lessor, the Company concluded it is the primary beneficiary of the VIE. The residual value guarantee is $35 million as of September 30, 2003. As a result, the Company consolidated the property, plant and equipment of $37 million and long-term debt of $43 million held by this VIE, and recorded minority interest of $1 million and a resulting after tax charge of $5 million, reported as a cumulative effect of a change in accounting principle, net of tax, during the quarter ended September 30, 2003. The assets and liabilities of $37 million and $43 million, respectively, which were consolidated as part of adoption of this Interpretation, were not included within the Statement of Consolidated Cash Flows for the nine month period ended September 30, 2003, as these items represent non-cash transactions upon adoption of this Interpretation.

11.  SUBSEQUENT EVENTS

Credit Facility
         As of October 8, 2003, Solutia entered into a new $350 million credit facility that matures in October 2006. The new credit facility consists of (i) a $150 million revolving credit component available for borrowing or for the issuance of letters of credit and (ii) a $200 million term loan. The revolving credit component is only available when the term loan is fully drawn. Availability under the revolving credit component is subject to a working capital borrowing base formula. The proceeds of the loans made under the new credit facility have been and will be used to retire the Company's pre-existing bank debt and for general working capital purposes, including fees and expenses related to the new credit facility. The credit facility is secured by liens upon substantially all of the domestic assets of Solutia, including working capital assets, intellectual property, certain stock of subsidiaries and property, plant and equipment, but excluding certain substantial manufacturing facilities.

         Borrowings under the revolving credit component bear interest at a rate per annum equal to the greater of (i) the prime rate plus 2.00 percent or (ii) 6.25 percent. Borrowings under the term loan bear interest at a rate per annum equal to the greater of (i) the prime rate plus 9.125 percent or
(ii) 13.375 percent. The obligations of Solutia Inc. and Solutia Business Enterprises, Inc., as borrowers under the credit facility, are guaranteed by Solutia Systems, Inc., CPFilms, Inc., Monchem International, Inc., Monchem Inc., Solutia Investments, LLC, and each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. and Solutia Business Enterprises, Inc. are jointly and severally liable with respect to their obligations under the credit facility, thus in effect each guaranteeing the other's debt.

         On September 29, 2003, the Company and its bank syndicate amended its previous revolving credit facility to modify the financial covenants through October 8, 2003. Without the amendment, the Company would not have been in compliance with certain financial covenants at September 30, 2003. The amended revolving credit facility was paid off in full by the new credit facility and has been terminated.

Euro Notes
         In recognition of the liquidity requirements disclosed in Note 7, Solutia disclosed in the fourth quarter 2003 it is attempting to initiate discussions with bondholders to address the upcoming bond maturities. On November 14, 2003, the Company and its wholly owned subsidiary, Solutia Europe SA/NA ("SESA"), commenced the notification process for convening a meeting pursuant to Article 568 of the Belgian Companies Code of the holders of (euro)

200 million 6.25 percent notes due 2005 issued by SESA (the "Eurobonds"). At the bondholders' meeting, which is scheduled to take place on December 16, 2003, Solutia and SESA will request that the bondholders approve amendments to the Eurobonds to effect an adjustment of the interest rate to a rate to be proposed by the Company and SESA at the meeting, an extension of the maturity to February 14, 2008 and a removal of the guarantee by Solutia of SESA's obligations. In order for the proposed amendments to be approved, at least fifty percent of the bondholders
(by value) must be validly present at the meeting or be represented by proxy and at least seventy-five percent of the bondholders (by value) validly present or represented must vote in favor of the proposed amendments.

12.  CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

         CPFilms, Inc., Monchem International, Inc., Monchem, Inc., and Solutia Systems, Inc., wholly-owned subsidiaries of the Company (the "Guarantors"), have been Guarantors of the 11.25 percent Senior Secured Notes due 2009 (the "Notes") since their issuance. The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries who do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of September 30, 2003 and December 31, 2002, and for the three and nine months ended September 30, 2003 and 2002. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. The Company has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

         In connection with the completion of the new credit facility as of October 8, 2003, Solutia Investments, LLC, and Solutia Business Enterprises, Inc. became additional Guarantors of the Notes. The addition of these Guarantors would not have had a material impact on the following consolidating condensed financial statements as of September 30, 2003 and December 31, 2002, and for the three and nine month periods ended
September 30, 2003 and 2002. These additional Guarantors will be added to the consolidating condensed financial statements in the Company's future periodic filings.


                                                       SOLUTIA INC.

                                         CONSOLIDATING STATEMENT OF INCOME (LOSS)
                                           THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                   (DOLLARS IN MILLIONS)

                                                   Parent Only                    Non-                     Consolidated
                                                   Solutia Inc.   Guarantors   Guarantors  Eliminations    Solutia Inc.
                                                   ------------   ----------   ----------  ------------    ------------

NET SALES ...................................         $ 434          $41          $182         $(79)          $ 578
Cost of goods sold ..........................           543           20           149          (84)            628
                                                  ---------------------------------------------------------------------
GROSS PROFIT ................................          (109)          21            33            5             (50)

Marketing expenses...........................            26            5             7           --              38
Administrative expenses......................            35            1             7           --              43
Technological expenses.......................            12            1             1           --              14
Amortization expense.........................            --           --             1           --               1
                                                  ---------------------------------------------------------------------
OPERATING INCOME (LOSS) .....................          (182)          14            17            5            (146)

Equity earnings (loss) from affiliates,
  net of tax ................................           (20)           9            --          (47)            (58)
Interest expense ............................           (37)          (1)          (13)          26             (25)
Other income, net ...........................             8           15             9          (31)              1
                                                  ---------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES ...........          (231)          37            13          (47)           (228)
Income tax expense (benefit) ................           (58)          --             3           --             (55)
                                                  ---------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS               (173)          37            10          (47)           (173)
Cumulative Effect of Change in Accounting
  Principle, net of tax .....................            (5)          --            --           --              (5)
                                                  ---------------------------------------------------------------------
NET INCOME (LOSS) ...........................         $(178)         $37          $ 10         $(47)          $(178)
                                                  =====================================================================


                                 CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                          THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                  (DOLLARS IN MILLIONS)

                                                 Parent Only                    Non-                      Consolidated
                                                 Solutia Inc.   Guarantors   Guarantors   Eliminations    Solutia Inc.
                                                 ------------   ----------   ----------   ------------    ------------

NET INCOME (LOSS) ...........................       $(178)         $37           $10          $(47)         $(178)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ............           5            4            12           (16)             5
Minimum pension liability adjustments,
  net of tax ................................          30           --            --            --             30
                                                  ---------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS) .................       $(143)         $41           $22          $(63)         $(143)
                                                  =====================================================================


                                                       SOLUTIA INC.

                                            CONSOLIDATING STATEMENT OF INCOME
                                          THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                  (DOLLARS IN MILLIONS)

                                                   Parent Only                    Non-                      Consolidated
                                                   Solutia Inc.  Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                   ------------  ----------    ----------   ------------    ------------

NET SALES ...................................         $435          $41           $171         $(73)           $574
Cost of goods sold ..........................          418           15            133          (78)            488
                                                  ----------------------------------------------------------------------
GROSS PROFIT ................................           17           26             38            5              86

Marketing expenses ..........................           28            5              6           --              39
Administrative expenses .....................           25            1              6           --              32
Technological expenses ......................           11            1              1           --              13
Amortization expense ........................           --           --              1           --               1
                                                  ----------------------------------------------------------------------
OPERATING INCOME (LOSS) .....................          (47)          19             24            5               1

Equity earnings from affiliates, net of tax..           69           12             --          (76)              5
Interest expense ............................          (41)          (1)           (34)          51             (25)
Other income, net ...........................           (2)          31             30          (55)              4
                                                  ----------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES ...........          (21)          61             20          (75)            (15)
Income tax expense (benefit) ................          (16)          --              7           --              (9)
                                                  ----------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS ....           (5)          61             13          (75)             (6)
Income from Discontinued Operations,
  net of tax ................................            5           10             11          (20)              6
                                                  ----------------------------------------------------------------------
NET INCOME ..................................         $ --          $71           $ 24         $(95)           $ --
                                                  ======================================================================


                                CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                        THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                 (DOLLARS IN MILLIONS)

                                                   Parent Only                    Non-                      Consolidated
                                                   Solutia Inc.  Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                   ------------  ----------    ----------   ------------    ------------

NET INCOME ....................................         $ --           $71         $24          $(95)         $  --
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ..............           (8)           (7)         --             7             (8)
Minimum pension liability adjustments,
  net of tax ..................................         (123)           --          --            --           (123)
Net unrealized gain on derivative instruments,
  net of tax ..................................            1            --          --            --              1
                                                  ----------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS) ...................        $(130)          $64         $24          $(88)         $(130)
                                                  ======================================================================

                                                       SOLUTIA INC.

                                         CONSOLIDATING STATEMENT OF INCOME (LOSS)
                                           NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                   (DOLLARS IN MILLIONS)

                                                   Parent Only                    Non-                      Consolidated
                                                   Solutia Inc.  Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                   ------------  ----------    ----------   ------------    ------------

NET SALES ...................................         $1,356        $ 116         $ 558        $(245)          $1,785
Cost of goods sold ..........................          1,458           53           466         (260)           1,717
                                                    --------------------------------------------------------------------
GROSS PROFIT ................................           (102)          63            92           15               68

Marketing expenses ..........................             80           15            22           --              117
Administrative expenses .....................             77            5            24           --              106
Technological expenses ......................             33            2             2           --               37
Amortization expense ........................             --           --             2           --                2
                                                    --------------------------------------------------------------------
OPERATING INCOME (LOSS) .....................           (292)          41            42           15             (194)

Equity earnings (loss) from affiliates,
  net of tax ................................             79           36            --         (175)             (60)
Interest expense ............................           (112)          (5)          (45)          89              (73)
Other income, net ...........................             14           60            33          (98)               9
                                                    --------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES ...........           (311)         132            30         (169)            (318)
Income tax expense (benefit) ................            (83)          --            (9)           2              (90)
                                                    --------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS ....           (228)         132            39         (171)            (228)
Loss from Discontinued Operations,
  net of tax ................................             (2)        (103)         (103)         206               (2)
Cumulative Effect of Change in Accounting
  Principle, net of tax .....................             (5)          --            --           --               (5)
                                                    --------------------------------------------------------------------
NET INCOME (LOSS) ...........................          $(235)       $  29         $ (64)        $ 35           $ (235)
                                                    ====================================================================


                                   CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                            NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                     (DOLLARS IN MILLIONS)

                                                   Parent Only                    Non-                      Consolidated
                                                   Solutia Inc.  Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                   ------------  ----------    ----------   ------------    ------------

NET INCOME (LOSS) ...........................         $(235)        $29           $(64)         $ 35           $(235)
OTHER COMPREHENSIVE INCOME (LOSS):
Minimum pension liability adjustments,
  net of tax ................................            30          --             --            --              30
Currency translation adjustments ............            48          48             43           (91)             48
                                                  ----------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS) .................         $(157)        $77           $(21)         $(56)          $(157)
                                                  ======================================================================

                                                         SOLUTIA INC.

                                           CONSOLIDATING STATEMENT OF INCOME (LOSS)
                                             NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                     (DOLLARS IN MILLIONS)

                                                   Parent Only                    Non-                      Consolidated
                                                   Solutia Inc.  Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                   ------------  ----------    ----------   ------------    ------------

NET SALES ...................................         $1,290        $124         $ 492         $(227)          $1,679
Cost of goods sold ..........................          1,195          52           400          (237)           1,410
                                                    --------------------------------------------------------------------
GROSS PROFIT ................................             95          72            92            10              269

Marketing expenses ..........................             78          14            18            --              110
Administrative expenses .....................             72           5            18            --               95
Technological expenses ......................             32           2             2            --               36
Amortization expense ........................             --          --             2            --                2
                                                    --------------------------------------------------------------------
OPERATING INCOME (LOSS) .....................            (87)         51            52            10               26

Equity earnings (loss) from affiliates,
  net of tax ................................              1        (148)           --           164               17
Interest expense ............................           (107)         (5)          (90)          142              (60)
Other income, net ...........................             14          83            70          (154)              13
                                                    --------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES ...........           (179)        (19)           32           162               (4)
Income tax expense (benefit) ................            (23)         --            11            (1)             (13)
                                                    --------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS ....           (156)        (19)           21           163                9
Income from Discontinued Operations,
  net of tax ................................             27          32            33           (64)              28
Cumulative Effect of Change in Accounting
  Principle, net of tax .....................             (1)         --          (166)           --             (167)
                                                    --------------------------------------------------------------------
NET INCOME (LOSS) ...........................         $ (130)       $ 13         $(112)        $  99           $ (130)
                                                  ======================================================================

                                       CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                               NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                     (DOLLARS IN MILLIONS)

                                                   Parent Only                    Non-                      Consolidated
                                                   Solutia Inc.  Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                   ------------  ----------    ----------   ------------    ------------

NET INCOME (LOSS) .............................        $(130)        $13         $(112)         $ 99           $(130)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ..............           74          74            13           (87)             74
Minimum pension liability adjustments,
  net of tax ..................................         (123)         --            --            --            (123)
Net unrealized gain on derivative instruments,
  net of tax ..................................            1          --            --            --               1
Net realized loss on derivative instruments,
  net of tax ..................................            1          --            --            --               1
                                                  ----------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS) ...................        $(177)        $87         $ (99)         $ 12           $(177)
                                                  ======================================================================

                                                          SOLUTIA INC.

                                                  CONSOLIDATING BALANCE SHEET
                                                      SEPTEMBER 30, 2003
                                                     (DOLLARS IN MILLIONS)

                                                   Parent Only                    Non-                      Consolidated
                                                   Solutia Inc.  Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                   ------------  ----------    ----------   ------------    ------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...................        $    9        $    2        $   44        $    --         $   55
Trade receivables, net ......................            11           150           112             --            273
Intercompany receivables ....................            42           663            94           (799)            --
Miscellaneous receivables ...................            92            --            30             --            122
Prepaid expenses ............................            25            --             3             --             28
Deferred income tax benefit .................           114            --            23              5            142
Inventories .................................           142            22            98            (15)           247
                                                  ----------------------------------------------------------------------
TOTAL CURRENT ASSETS ........................           435           837           404           (809)           867

PROPERTY, PLANT AND EQUIPMENT, NET ..........           715            75           155             --            945
INVESTMENTS IN AFFILIATES ...................         2,331           129            33         (2,289)           204
GOODWILL ....................................            --            71            76             --            147
IDENTIFIED INTANGIBLE ASSETS, NET ...........             3            27            37             --             67
LONG-TERM DEFERRED INCOME TAX BENEFIT .......           371             1            12             --            384
INTERCOMPANY ADVANCES .......................           128         1,292           943         (2,363)            --
OTHER ASSETS ................................           213            --            27             --            240
                                                  ----------------------------------------------------------------------
TOTAL ASSETS ................................        $4,196        $2,432        $1,687        $(5,461)        $2,854
                                                  ======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ............................        $  120        $    8        $   33        $    (2)        $  159
Intercompany payables .......................           536           171            92           (799)            --
Accrued liabilities .........................           267            11           126             --            404
Postretirement liabilities ..................           105            (1)            1             --            105
Short-term debt .............................            86            --            --             --             86
Intercompany short-term debt ................            27            67           288           (382)            --
                                                  ----------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ...................         1,141           256           540         (1,183)           754

LONG-TERM DEBT ..............................           677            --           232             --            909
INTERCOMPANY LONG-TERM DEBT .................         1,289            16           676         (1,981)            --
POSTRETIREMENT LIABILITIES ..................         1,102            --            30             --          1,132
OTHER LIABILITIES ...........................           356             1            71             --            428

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock ................................             1            --            --             --              1
    Additional contributed capital ..........            56            --            --             --             56
    Treasury stock ..........................          (251)           --            --             --           (251)
     Net (deficiency) excess of assets at
       spin-off and subsidiary capital ......          (113)        2,159           138         (2,297)          (113)
Accumulated other comprehensive loss ........           (68)           --            --             --            (68)
Reinvested earnings .........................             6            --            --             --              6
                                                  ----------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ........          (369)        2,159           138         (2,297)          (369)
                                                  ----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT) .................................        $4,196        $2,432        $1,687        $(5,461)        $2,854
                                                  ======================================================================

                                                          SOLUTIA INC.

                                                  CONSOLIDATING BALANCE SHEET
                                                       DECEMBER 31, 2002
                                                     (DOLLARS IN MILLIONS)

                                                   Parent Only                     Non-                      Consolidated
                                                   Solutia Inc.  Guarantors     Guarantors   Eliminations    Solutia Inc.
                                                   ------------  ----------     ----------   ------------    ------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents....................        $   --        $   --         $   17        $    --        $   17
Trade receivables, net ......................            12           146            112             --           270
Intercompany receivables ....................            28           567            357           (952)           --
Miscellaneous receivables ...................            69            --             28             --            97
Prepaid expenses ............................            14             1              2             --            17
Deferred income tax benefit .................            82            --             19              7           108
Inventories .................................           167            23             92            (20)          262
Current Assets - Discontinued Operations ....            85            10            541             --           636
                                                   ----------------------------------------------------------------------
TOTAL CURRENT ASSETS ........................           457           747          1,168           (965)        1,407

PROPERTY, PLANT AND EQUIPMENT, NET ..........           698            78            154             --           930
INVESTMENTS IN AFFILIATES ...................         2,990            33             30         (2,821)          232
GOODWILL, NET................................            --            72             72             --           144
IDENTIFIED INTANGIBLE ASSETS, NET ...........             3            26             37             --            66
LONG-TERM DEFERRED INCOME TAX BENEFIT .......           278            --             12             --           290
INTERCOMPANY ADVANCES .......................           128         2,126          1,461         (3,715)           --
OTHER ASSETS ................................           241             1             31             --           273
                                                   ----------------------------------------------------------------------
TOTAL ASSETS ................................        $4,795        $3,083         $2,965        $(7,501)       $3,342
                                                   ======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ............................        $  191        $    8         $   35        $    --        $  234
Intercompany payables .......................           463           152            337           (952)           --
Accrued liabilities .........................           199            10            147             --           356
Postretirement liabilities ..................            92            --              1             --            93
Short-term debt .............................           233            --            125             --           358
Intercompany short-term debt ................           201            23            268           (492)           --
Current Liabilities - Discontinued Operations            33            --            132             --           165
                                                   ----------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ...................         1,412           193          1,045         (1,444)        1,206

LONG-TERM DEBT ..............................           630            --            209             --           839
INTERCOMPANY LONG-TERM DEBT .................         1,586            98          1,539         (3,223)           --
POSTRETIREMENT LIABILITIES ..................         1,137            --             27             --         1,164
OTHER LIABILITIES ...........................           279            --            104             (1)          382

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock ................................             1            --             --             --             1
    Additional contributed capital  .........            19            --             --             --            19
    Treasury stock ..........................          (251)           --             --             --          (251)
    Net (deficiency) excess of assets at
      spin-off and subsidiary capital .......          (113)        2,792             41         (2,833)         (113)
Accumulated other comprehensive loss ........          (146)           --             --             --          (146)
Reinvested earnings .........................           241            --             --             --           241
                                                   ----------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ........          (249)        2,792             41         (2,833)         (249)
                                                   ----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT) .................................        $4,795        $3,083         $2,965        $(7,501)       $3,342
                                                   ======================================================================

                                                          SOLUTIA INC.

                                        CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                             NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                     (DOLLARS IN MILLIONS)

                                                   Parent Only                    Non-                      Consolidated
                                                   Solutia Inc.  Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                   ------------  ----------    ----------   ------------    ------------

CASH PROVIDED BY (USED IN) OPERATIONS                 $(164)       $ 98          $  59         $ --           $  (7)
                                                  ----------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases .......         (51)         (1)            (8)          --             (60)
Acquisition and investment payments,
  net of cash acquired.........................         (48)         --             --           --             (48)
Property disposals and investment proceeds ....         172          --            305           --             477
                                                  ----------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          73          (1)           297           --             369
                                                  ----------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations .....        (146)         --           (126)          --            (272)
Other, net ....................................         (52)         --             --           --             (52)
Changes in investments and advances from (to)
  affiliates ..................................         299         (96)          (203)          --              --
                                                  ----------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         101         (96)          (329)          --            (324)
                                                  ----------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                    10           1             27           --              38

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR .............................          --          --             17           --              17
                                                  ----------------------------------------------------------------------
END OF PERIOD .................................       $  10        $  1          $  44         $ --           $  55
                                                  ======================================================================

                                                         SOLUTIA INC.

                                      CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                            NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                     (DOLLARS IN MILLIONS)

                                                   Parent Only                    Non-                      Consolidated
                                                   Solutia Inc.  Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                   ------------  ----------    ----------   ------------    ------------

CASH PROVIDED BY (USED IN) OPERATIONS..........       $(109)        $ 131         $  65        $ --           $  87
                                                  ----------------------------------------------------------------------
INVESTING ACTIVITIES:
Property, plant and equipment purchases .......         (27)           (5)          (19)         --             (51)
Acquisition and investment payments,
  net of cash acquired.........................         (32)           --            --          --             (32)
Property disposals and investment proceeds ....         108            --            (1)         --             107
                                                  ----------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          49            (5)          (20)         --              24
                                                  ----------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations .....        (106)           --            (1)         --            (107)
Proceeds from issuance of long-term debt
  obligations .................................          57            --           125          --             182
Restricted cash for repayment of October 2002
  maturities ..................................        (150)           --            --          --            (150)
Issuance of stock warrants ....................          19            --            --          --              19
Common stock issued under employee stock plans            2            --            --          --               2
Deferred debt issuance costs ..................         (46)           --            --          --             (46)
Other, net ....................................         (15)           --            --          --             (15)
Changes in investments and advances from (to)
  affiliates ..................................         299          (127)         (172)         --              --
                                                  ----------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          60          (127)          (48)         --            (115)
                                                  ----------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS .........          --            (1)           (3)         --              (4)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR .............................           3             1            19          --              23
                                                  ----------------------------------------------------------------------
END OF PERIOD .................................       $   3         $  --         $  16        $ --           $  19
                                                  ======================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity, as well as forward-looking statements regarding other matters. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business and market conditions, customer acceptance of new products, raw material and energy costs or shortages, limited access to capital resources, currency and interest rate fluctuations, increased competitive and/or customer pressure, gain or loss of significant customers, compression of credit terms with suppliers, exposure to product liability and other litigation, environmental remediation costs, changes in accounting principles generally accepted in the United States of America, ability to implement cost reduction initiatives in a timely manner, geopolitical instability, and changes in pension assumptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         A summary of our critical accounting policies and estimates is presented on page 14 of our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2003.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

Performance Products and Services

         Performance Products and Services net sales for the third quarter 2003 were $253 million compared with $246 million for the third quarter 2002. The sales increase resulted from favorable currency exchange rate fluctuations of approximately 4 percent and volume gains of approximately
2 percent, partially offset by lower average selling prices of approximately 3 percent. Net sales were positively affected by the strengthening euro and Australian dollar in relation to the U.S. dollar. Sales volume increases in SAFLEX(R) plastic interlayer products and DEQUEST(R) water treatment chemicals were partially offset by sales volume decreases in chlorobenzenes. Lower average selling prices experienced in SAFLEX(R) plastic interlayer products were partially offset by moderate increases of average selling prices experienced in chlorobenzenes.

         Segment profit was $30 million for the third quarter of 2003 in comparison to $27 million for the prior year quarter. Segment profit increased $3 million or 11 percent, due to favorable manufacturing operations resulting primarily from cost reduction activities completed in the current year, and lower marketing, administrative and technological expenses, partially offset by increased raw material costs.

         In the fourth quarter 2003, our pharmaceutical services business line initiated a strategic review of the business. This review is expected to be completed in the fourth quarter 2003 and could result in a restructuring of the business and a significant charge to the Statement of Income (Loss).

Integrated Nylon

         The Integrated Nylon segment had net sales of $325 million for the third quarter 2003 compared with $328 million for the same period of the prior year. The sales decrease resulted from lower sales volumes of approximately 4 percent, partially offset by higher average selling prices of approximately 3 percent. Lower acrylic fiber volumes reflect the continuing erosion of the U.S. textile market, partially offset by moderate volume improvements in carpet fibers. Price increases occurred in nylon intermediate chemicals, as it benefited from formula-based sales contracts tied to raw material costs and modestly higher pricing across most other product lines.

         The Integrated Nylon segment experienced a loss of $19 million in the third quarter 2003 compared to a segment loss of $3 million in the prior year quarter. Segment profit declined due to higher raw material and energy costs of approximately $15 million and higher manufacturing costs resulting from the extended maintenance downtime at the Company's acrylonitrile facility in Alvin, Texas, partially offset by benefits resulting from cost containment activities completed in the current year.

Corporate Expenses

         Corporate expenses were $158 million for the third quarter 2003 compared to $21 million in the third quarter 2002. Included in corporate expenses in the third quarter 2003 is a charge of $99 million to recognize the Company's share of the Anniston PCB litigation settlement and to increase certain other litigation accruals. The current year quarter also includes a pension settlement charge of $30 million compared to a similar charge of $13 million for the prior year quarter. The pension settlement charge is required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and resulted from the significant amount of lump sum distributions from Solutia's domestic pension plans during 2003 and 2002, respectively. Corporate expenses in the third quarter 2003 also reflected higher professional fees for advisory services, higher pension expense in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and higher legacy related environmental remediation expense.

Operating Income (Loss)

----------------------------------------------------------------------------------------------
                                                                            THREE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                         -------------------
(dollars in millions)                                                     2003         2002
                                                                          ----         ----

Performance Products and Services Segment Profit ..............          $  30         $ 27
Integrated Nylon Segment Loss .................................            (19)          (3)
Corporate Expenses ............................................           (158)         (21)
         Less: Equity Earnings from Affiliates included in
           Segment Profit (Loss) ..............................             --           --
         Less: Other Income items included in Segment Profit
           (Loss) .............................................              1           (2)
                                                                         -----         ----
Operating Income (Loss) .......................................          $(146)        $  1
                                                                         =====         ====
----------------------------------------------------------------------------------------------

         Solutia had an operating loss of $146 million in the third quarter 2003 compared with operating income of $1 million in the third quarter 2002. The decrease in operating income was primarily driven by the increased litigation and pension expense, higher raw material and energy costs, higher manufacturing costs and lower sales volumes, partially offset by favorable currency exchange rate fluctuations and benefits resulting from cost containment activities completed in the current year.

Equity Earnings (Loss) from Affiliates

----------------------------------------------------------------------------------------------
                                                                            THREE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                         -------------------
(dollars in millions)                                                     2003         2002
                                                                          ----         ----

Equity Earnings (Loss) from Affiliates ........................          $(58)         $  5
                                                                         ====          ====
    Equity Earnings from Affiliates included in Segment
      Profit (Loss)............................................          $ --          $ --
                                                                         ----          ----
----------------------------------------------------------------------------------------------

         Solutia records equity earnings (loss) from affiliates net of income taxes. The Company recorded an equity loss from affiliates of $58 million for the three months ended September 30, 2003, compared to equity earnings from affiliates of $5 million for the comparable quarter of 2002. Equity losses from affiliates in the three months ended September 30, 2003 were negatively affected by $57 million of restructuring charges at the Astaris joint venture. The restructuring charges at Astaris include production asset and selective product rationalizations, including the Conda, Idaho, purified wet acid facility, which has performed significantly below expectations. In addition to the restructuring charges, Astaris' earnings decreased as a result of lower sales volumes, lower selling prices and absence of revenue from electricity sales in 2003. Flexsys', a 50 percent owned joint venture, earnings were negatively impacted by lower selling prices and higher raw material costs.

         On October 16, 2003, Flexsys announced its intention to close its Nitro, West Virginia facility by the end of March, 2004. Consistent with the terms and conditions of the Flexsys joint venture agreement, responsibility for the site after shutdown will revert to Solutia, which will establish and maintain any operations required to meet state and federal mandates. This shutdown will result in Solutia recognizing a charge currently estimated in the range of approximately $25-$30 million during the fourth quarter 2003, primarily due to environmental remediation activities.

Income Tax Benefit

            Solutia's income tax benefit was $55 million for the third quarter 2003 compared to $9 million for the third quarter 2002. The increase in income tax benefit is due to the significant increase in losses on a year-over-year basis. This significant increase in losses on a year-over-year basis and certain non-deductible expenses reduced Solutia's overall effective tax benefit rate for the third quarter 2003 compared to the third quarter 2002. These reductions were partially offset by the utilization of deferred tax liabilities for income taxes on distributed foreign earnings.

Restructuring Activities

         During the third quarter 2003, Solutia recorded a restructuring charge of $1 million to cost of goods sold for costs associated with workforce reductions. The restructuring was part of an enterprise-wide cost reduction program. As a result of these actions, Solutia reduced its workforce by 11 positions. Cash outlays associated with the restructuring actions were funded from operations.

Cumulative Effect of Change in Accounting Principle

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation provides guidance related to identifying variable interest entities (VIEs) and determining whether such entities should be consolidated. The Interpretation must be applied immediately to VIEs created, or interests in VIEs obtained, after January 31, 2003. For those VIEs created, or interests in VIEs obtained, on or before January 31, 2003, the guidance in the Interpretation must be applied in the first fiscal year or interim period beginning after December 15, 2003. The Company early adopted the provisions of the Interpretation for VIEs obtained, on or before January 31, 2003, during the quarter ended September 30, 2003. There have been no VIEs created, or interests in VIEs obtained, after January 31, 2003.

         The Company has one operating lease related to its corporate headquarters in St. Louis, Missouri, established in 1999, that qualifies as a VIE under this Interpretation. Based on the current terms of the lease agreement and the residual value guarantee the Company provides to the lessor, the Company concluded it is the primary beneficiary of the VIE. The residual value guarantee is $35 million as of September 30, 2003. As a result, the Company consolidated the property, plant and equipment of $37 million and long-term debt of $43 million held by this VIE, and recorded minority interest of $1 million and a resulting after tax charge of $5 million, reported as a cumulative effect of a change in accounting principle, net of tax, during the quarter ended September 30, 2003.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

Performance Products and Services

         Performance Products and Services net sales for the first nine months of 2003 were $757 million compared with $715 million for the first nine months of 2002. The sales increase of 6 percent resulted principally due to the strengthening of the euro and Australian dollar in relation to the U.S. dollar and modest volume increases, partially offset by a modest decrease in average selling prices. Moderate volume increases experienced in SAFLEX(R) plastic interlayer products were partially offset by volume decreases experienced in CPFilms window film and precision coated products. Decreases of average selling prices experienced in SAFLEX(R) plastic interlayer products were partially offset by moderate increases of average selling prices experienced in chlorobenzenes.

         Segment profit was $73 million for the first nine months of 2003 in comparison to $71 million for the first nine months of 2002. Segment profit increased $2 million or 3 percent, primarily due to higher net sales, lower marketing, administrative and technological expenses, and favorable manufacturing operations resulting primarily from cost reduction activities completed in the current year, partially offset by increased raw material costs and severance charges associated with workforce reductions.

Integrated Nylon

         The Integrated Nylon segment had net sales of $1,028 million for the nine-month period ended September 30, 2003 compared with $964 million for the same period of the prior year. The sales increase of 7 percent resulted principally from higher average selling prices of approximately
9 percent, partially offset by sales volume declines of approximately
2 percent and an unfavorable change in the mix of carpet fiber volumes. Price increases occurred in intermediate chemicals, as it benefited from formula-based sales contracts tied to raw material costs and higher pricing in the merchant acrylonitrile market. In addition, modest gains in average selling prices were experienced in the remaining businesses. Acrylic fiber sales volumes declined due to weak U.S. demand in the textiles segment. Carpet fibers volumes increased although there was an unfavorable change in mix, as demand for commodity products increased compared to the prior year period. Nylon plastics and polymers experienced increased volumes, which benefited from reintegrated marketing responsibilities for the nylon molding resins business that were previously performed under a marketing alliance with Dow Plastics, a business unit of Dow Chemical.

         The Integrated Nylon segment experienced a loss of $50 million in the first nine months of 2003 compared to segment profit of $14 million in the first nine months of 2002. Segment profit declined because of higher raw material and energy costs of approximately $125 million, higher marketing, administrative and technological expenses and severance charges associated with workforce reductions, partially offset by higher net sales and modestly lower manufacturing costs. Raw material and energy costs were higher because of uncertain geopolitical factors and the declaration of force majeure for supply of propylene, a key raw material. Manufacturing operations were modestly favorable as a result of benefits resulting from cost containment activities completed in the current year, partially offset by increased costs resulting from the extended maintenance downtime at the Company's acrylonitrile facility in Alvin, Texas.

Corporate Expenses

         Corporate expenses were $214 million for the first nine months of 2003 compared to $53 million in the first nine months of 2002. Included in corporate expenses in the first nine months of 2003 is a charge of $99 million to recognize the Company's share of the Anniston PCB litigation settlement and to increase certain other litigation accruals, and an environmental charge of $27 million to recognize the Company's obligation under a partial consent decree approved on August 4, 2003, related to remediation at Anniston, Alabama. Also included in the first nine months of 2003 is a pension settlement charge of $30 million compared to a similar charge of $13 million for the prior year period. The pension settlement charge resulted from the significant amount of lump sum distributions from the Company's domestic pension plans during 2003 and 2002, respectively. Corporate expenses in the first nine months of 2003 also reflected higher professional fees for advisory services, higher pension expense and higher legacy related environmental remediation expense.

Operating Income (Loss)

-------------------------------------------------------------------------------------------------------
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                      -------------
(dollars in millions)                                                               2003         2002
                                                                                    ----         ----

Performance Products and Services Segment Profit ...........................       $  73         $ 71
Integrated Nylon Segment Profit (Loss) .....................................         (50)          14
Corporate Expenses .........................................................        (214)         (53)
    Less:  Equity Earnings from Affiliates included in Segment Profit (Loss)          (1)          (1)
    Less:  Other Income items included in Segment Profit (Loss) ............          (2)          (5)
                                                                                   -----         ----
Operating Income (Loss) ....................................................       $(194)        $ 26
                                                                                   =====         ====
-------------------------------------------------------------------------------------------------------

         Solutia had an operating loss of $194 million in the first nine months of 2003 compared with operating income of $26 million in the first nine months of 2002. The decrease in operating income was primarily driven by higher raw material and energy costs, increased litigation and pension expense, higher environmental remediation costs, lower sales volumes and higher severance costs associated with workforce reductions, partially offset by improvements in average selling prices, favorable currency exchange rate fluctuations and favorable manufacturing operations.

Equity Earnings (Loss) from Affiliates

-------------------------------------------------------------------------------------------------------
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                      -------------
(dollars in millions)                                                               2003         2002
                                                                                    ----         ----

Equity Earnings (Loss) from Affiliates ........................................       $(60)       $17
                                                                                      ====        ===

    Equity Earnings from Affiliates included in Reportable Segment Profit (Loss)      $  1        $ 1
                                                                                      ====        ===
-------------------------------------------------------------------------------------------------------

         Solutia records equity earnings (loss) from affiliates net of income taxes. Equity loss from affiliates was $60 million for the nine month period ended September 30, 2003, compared to equity earnings from affiliates of $17 million for the comparable period in 2002. Equity loss from affiliates in 2003 was negatively affected by $64 million of restructuring charges resulting from (i) the Astaris joint venture for production asset and selective product rationalizations, including the Conda, Idaho, purified wet acid facility, which has performed significantly below expectations;
(ii) restructuring charges related to asset impairments at the Flexsys joint venture; and (iii) severance charges at both the Flexsys and Astaris joint ventures. In addition to the restructuring charges, Astaris' earnings decreased as a result of lower sales volumes, lower selling prices and absence of revenue from electricity sales in 2003. Flexsys' earnings were negatively impacted by lower selling prices and higher raw material costs. Equity earnings from affiliates for the nine months ended September 30, 2002, included $2 million of earnings from the Advanced Elastomer Systems joint venture, which was sold during the first quarter of 2002.

Other Income, net

-------------------------------------------------------------------------------------------------------
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                      -------------
(dollars in millions)                                                               2003         2002
                                                                                    ----         ----

Other Income, net ..........................................................         $9          $13
                                                                                     ==          ===
    Other Income, net included in Reportable Segment Profit (Loss)..........         $2          $ 5
                                                                                     ==          ===
-------------------------------------------------------------------------------------------------------

         Other income, net for the nine month period ended September 30, 2003 was $9 million, compared to other income, net of $13 million for the comparable period in 2002. During the first nine months of 2003, Solutia realized a benefit of $4 million related to the recovery of certain receivables, established prior to 1997, which had previously been written off. During the first nine months of 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems joint venture resulting in a gain of $5 million.

Income Tax Benefit

         Solutia's income tax benefit was $90 million for the first nine months of 2003 compared to $13 million for the first nine months of 2002. The increase in income tax benefit is due to the significant increase in losses on a year-over-year basis. This significant increase in losses on a year-over-year basis and certain non-deductible expenses reduced Solutia's overall effective tax benefit rate for the third quarter of 2003 compared to the third quarter of 2002. These reductions were partially offset by the utilization of deferred tax liabilities for income taxes on distributed foreign earnings.

Cumulative Effect of Change in Accounting Principle

         Effective January 1, 2002, Solutia adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and accordingly discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. This Statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended March 31, 2002, Solutia subsumed into goodwill $1 million of intangible assets net of related deferred tax liabilities representing assembled workforce that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation provides guidance related to identifying variable interest entities (VIEs) and determining whether such entities should be consolidated. The Interpretation must be applied immediately to VIEs created, or interests in VIEs obtained, after January 31, 2003. For those VIEs created, or interests in VIEs obtained, on or before January 31, 2003, the guidance in the Interpretation must be applied in the first fiscal year or interim period beginning after December 15, 2003. The Company early adopted the provisions of the Interpretation for VIEs obtained, on or before January 31, 2003, during the quarter ended September 30, 2003. There have been no VIEs created, or interests in VIEs obtained, after January 31, 2003.

         The Company has one operating lease related to its corporate headquarters in St. Louis, Missouri, established in 1999, that qualifies as a VIE under this Interpretation. Based on the current terms of the lease agreement and the residual value guarantee the Company provides to the lessor, the Company concluded it is the primary beneficiary of the VIE. The residual value guarantee is $35 million as of September 30, 2003. As a result, the Company consolidated the property, plant and equipment of $37 million and long-term debt of $43 million held by this VIE, and recorded minority interest of $1 million and a resulting after tax charge of $5 million reported as a cumulative effect of a change in accounting principle, net of tax, during the quarter ended September 30, 2003.

Restructuring Activities

         During the first nine months of 2003, Solutia recorded restructuring charges of $21 million. These charges included $11 million to cost of goods sold and $9 million to marketing, administrative and technological expenses for costs associated with workforce reductions and $1 million to cost of goods sold for costs primarily associated with contract terminations of leased administrative facilities. The restructuring was part of an enterprise-wide cost reduction program associated with the sale of the resins, additives and adhesives businesses and other ongoing cost reduction initiatives. As a result of these actions, Solutia reduced its workforce by approximately 460 positions. Cash outlays associated with the restructuring actions were funded from operations. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately 10 percent affected European, Asian and Latin American operations. Management positions represented approximately
30 percent of the workforce reductions.

Summary of Events Affecting Comparability

         Charges and gains recorded in the nine months ended September 30, 2003 and 2002, and other events affecting comparability have been summarized in the tables below (dollars in millions).

                                                                            2003
                                               --------------------------------------------------------------
                                               PERFORMANCE
                                               -----------
                                               PRODUCTS AND     INTEGRATED     CORPORATE/
                                               ------------     ----------     ----------
             INCREASE/(DECREASE)                 SERVICES         NYLON          OTHER         CONSOLIDATED
----------------------------------------------   --------         -----          -----         ------------
                IMPACT ON:
==============================================---------------------------------------------------------------
Cost of goods sold .......................         $  7            $ 5         $                 $  12         (a)
                                                                                  27                27         (b)
                                                                                  22                22         (e)
                                                                                  99                99         (f)
                                               --------------------------------------------------------------
Total cost of goods sold .................            7              5           148               160
Marketing ................................            2                                              2         (a)
                                                                                   2                 2         (e)
Administrative ...........................            2                            4                 6         (a)
                                                                                   3                 3         (e)
Technological ............................            1                                              1         (a)
                                                                                   3                 3         (e)
                                               --------------------------------------------------------------
     OPERATING INCOME (LOSS) IMPACT.......          (12)            (5)         (160)             (177)
Equity earnings (loss) from affiliates,
  net of tax .............................                                       (64)              (64)        (c)

Other income (expense) ...................                                         4                 4         (d)
                                               --------------------------------------------------------------
     PRETAX INCOME STATEMENT IMPACT.......         $(12)           $(5)        $(220)             (237)
                                               ===============================================
Income tax benefit impact ................                                                         (52)
                                                                                               --------------
     AFTER-TAX INCOME STATEMENT IMPACT....                                                       $(185)
                                                                                               ==============

2003 EVENTS
-----------

    a)   Restructuring charges for workforce reductions of approximately
         460 positions across all world areas and functions of the Company and contract termination costs ($21 million).
    b) Environmental charges for the partial consent decree approved on August 4, 2003 related to remediation at Anniston, Alabama
         ($27 million).



    c) The Flexsys and Astaris joint ventures incurred restructuring charges during the first nine months of 2003 related to asset impairments and severance charges ($64 million).
    d) The Company recovered certain receivables, established prior to 1997, which had previously been written off ($4 million).
    e)   Pension settlement loss as required by SFAS No. 88 ($30 million).
    f) Charge related to Company's share of the Anniston PCB litigation settlement and to increase certain other litigation accruals ($99 million).

                                                                            2002
                                               --------------------------------------------------------------
                                               PERFORMANCE
                                               -----------
                                               PRODUCTS AND     INTEGRATED     CORPORATE/
                                               ------------     ----------     ----------
             INCREASE/(DECREASE)                 SERVICES         NYLON          OTHER         CONSOLIDATED
----------------------------------------------   --------         -----          -----         ------------
IMPACT ON:

Cost of goods sold.................                $               $ 5         $                 $  5          (g)
                                                                                 10                10          (h)
                                         ------------------------------------------------------------------
Total cost of goods sold...........                 --               5           10                15
Marketing..........................                                               1                 1          (h)
Administrative.....................                                               1                 1          (h)
Technological......................                                               1                 1          (h)
                                         ------------------------------------------------------------------
   OPERATING INCOME (LOSS) IMPACT..                 --              (5)         (13)              (18)

Equity earnings (loss) from
  affiliates, net of tax...........                                                                --

Other income (expense).............                                               5                 5          (i)
                                         ------------------------------------------------------------------
   PRETAX INCOME STATEMENT IMPACT..                $--             $(5)        $ (8)              (13)
                                         ==================================================================
Income tax benefit impact..........                                                                (5)
                                                                                           ----------------
   AFTER-TAX INCOME STATEMENT
     IMPACT........................                                                              $ (8)
                                                                                           ================

2002 EVENTS
-----------
    g) Charge resulting from the resolution of a construction dispute with the contractor of the acrylonitrile plant in Alvin, Texas
         ($5 million).
    h) Pension settlement loss as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ($13 million).
    i) Gain resulting from the sale of the Company's 50 percent interest in the Advanced Elastomer Systems joint venture ($5 million).

FINANCIAL CONDITION AND LIQUIDITY

Recent Events

         On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. On January 31, 2003, the sale was completed. Proceeds from the divestiture were used to pay down all of the borrowings under the amended credit facility, provide $39 million cash collateral for certain outstanding letters of credit and the required purchase of the co-generation facility at Pensacola, Florida for $32 million in accordance with bank agreements. The Company retained certain liabilities of the divested businesses, primarily tax related, for which some portion may come due and payable during the fourth quarter 2003.

         On August 20, 2003, a settlement agreement was reached resolving the Abernathy v. Monsanto and Tolbert v. Monsanto cases. Pursuant to the settlement, while admitting to no wrongdoing, Solutia, Monsanto Company, and Pharmacia Corporation agreed to pay $600 million and provide certain community health programs to settle these cases. The settlement resolves all outstanding claims including potential punitive damages that might have been sought by plaintiffs and their legal counsel. Pursuant to an agreement entered contemporaneously with the settlement between Solutia, Monsanto, and Pharmacia, it was agreed that Solutia's portion of the settlement would be $50 million payable in equal installments over a period of 10 years commencing one year from the date of the settlement.

         In recognition of the Company's liquidity requirements, Solutia disclosed in the fourth quarter 2003 it is attempting to initiate discussions with bondholders to address the upcoming bond maturities. On November 14, 2003, the Company and its wholly owned subsidiary, Solutia Europe SA/NA ("SESA"), commenced the notification process for convening a meeting pursuant to Article 568 of the Belgian Companies Code of the holders of (euro) 200 million 6.25% notes due 2005 issued by SESA (the "Eurobonds"). At the bondholders' meeting, which is scheduled to take place on December 16, 2003, Solutia and SESA will request that the bondholders approve amendments to the Eurobonds to effect an adjustment of the interest rate to a rate to be proposed by the Company and SESA at the meeting, an extension of the maturity to February 14, 2008 and a removal of the guarantee by Solutia of SESA's obligations. In order for the proposed amendments to be approved, at least fifty percent of the bondholders
(by value) must be validly present at the meeting or be represented by proxy and at least seventy-five percent of the bondholders (by value) validly present or represented must vote in favor of the proposed amendments.

Financial Analysis

         Divestiture proceeds and borrowings from the Company's amended credit facility provided the primary source of funds to finance operating needs and capital expenditures during the first nine months of 2003. Cash provided by continuing operations was $4 million during the first nine months of 2003 compared to cash provided by continuing operations of $57 million for the comparable period of 2002. The decrease was primarily attributable to a $60 million income tax refund received during the first quarter 2002, lower dividends from equity affiliates and lower consolidated earnings, partially offset by a $25 million advance payment received from Monsanto during the third quarter 2003 for goods to be shipped over the next twelve months. In exchange for the advance payment received from Monsanto, Solutia agreed to a modification of an existing supply contract.

         Capital spending was $59 million in the first nine months of 2003, compared to $44 million in the first nine months of 2002. The increase resulted from the purchase of the co-generation facility in Pensacola, Florida, for approximately $32 million. The remaining expenditures were used to fund various minor capital improvements, as well as certain cost reduction projects.

         During the first nine months of 2003, proceeds from the sale of the resins, additives and adhesives businesses were included in cash provided by discontinued operations. Proceeds generated in the first nine months of 2002 included the sale of the Company's 50 percent interest in the Advanced Elastomer Systems joint venture to ExxonMobil Chemical Company, a subsidiary of Exxon Mobil Corporation, for approximately $102 million.

         Total debt decreased by $202 million to $995 million at September 30, 2003, compared to $1,197 million at December 31, 2002, and consisted of borrowings under the Company's amended credit facility, notes and debentures. The decrease was driven by the use of divestiture proceeds to pay down outstanding borrowings, partially offset by the addition of $43 million of long-term debt resulting from the adoption of FASB Interpretation No. 46 during the quarter ended September 30, 2003.

         Solutia's working capital from continuing operations increased by $383 million to $113 million at September 30, 2003, compared to negative $270 million at December 31, 2002. The increase in the working capital position primarily resulted from lower short-term debt of $272 million, lower accounts payable of $75 million, and an increase in current assets of $96 million. The Company used divestiture proceeds to pay down short-term debt and accounts payable declined due to tightening of payment terms by certain key vendors. The increase in current assets is primarily due to higher cash and cash equivalents.

         Solutia had a shareholders' deficit of $369 million at September 30, 2003 compared to a deficit of $249 million at December 31, 2002. Shareholders' deficit increased principally due to 2003 losses of $235 million, partially offset by favorable currency translation adjustments, principally related to the increase in value of the euro in relation to the U.S. dollar, and the warrants valued at $37 million that Solutia agreed to issue to Monsanto relating to the Anniston litigation settlement.

         The Company's primary sources of liquidity have been and will continue to be cash from operations, divestiture proceeds, borrowings from its revolving credit facility and other external financing sources. At September 30, 2003, after consideration of $77 million of letters of credit outstanding under the credit facility, the Company had capacity to borrow up to $137 million. The Company also had $55 million of cash and cash equivalents available for general corporate purposes and debt repayment. As of October 31, 2003, the Company's availability under its credit facility and cash and cash equivalents was approximately $110 million. The decrease from September 30, 2003 was primarily due to the impact of the new credit facility, as more fully described below, interest payments made during October on the 7.375%, Oct. 2027 and 6.72%, 2037 debentures and the timing of certain accounts receivable collections and vendor payments.

         On September 29, 2003 the Company and its bank syndicate amended its previous revolving credit facility to modify the financial covenants through October 8, 2003. Without the amendment, the Company would not have been in compliance with certain financial covenants at September 30, 2003. The amended revolving credit facility was paid off in full from the new credit facility and has been terminated.

         The weighted average interest rate on Solutia's total debt outstanding at September 30, 2003, was approximately 7.8 percent compared to
7.7 percent at September 30, 2002. Interest expense was $73 million in the first nine months of 2003 compared to $60 million in the comparable period in 2002. The increase resulted from amortization of deferred debt issuance costs incurred during the second half of 2002 and higher interest rates associated with the credit facility and the senior secured notes.

         On July 31, 2003, Standard & Poor's Ratings Services lowered its corporate credit rating on Solutia to B- from BB-. On August 8, 2003, Moody's Investors Service lowered its senior implied credit rating on Solutia to B3 from Ba3. On October 17, 2003, Standard & Poor's Ratings Services lowered its corporate credit rating on Solutia to CCC from B-. On Oct. 22, Moody's Investors Service lowered its senior implied rating on Solutia to Caa3 from B3.

Credit Facility

         As of October 8, 2003, Solutia entered into a new $350 million credit facility. The new credit facility consists of (i) a $150 million revolving credit component available for borrowing or for the issuance of letters of credit and (ii) a $200 million term loan. The revolving credit component is only available when the term loan is fully drawn. Availability under the revolving credit component is subject to a working capital borrowing base formula. The proceeds of the loans made under the new credit facility have been and will be used to retire the Company's pre-existing bank debt and for general working capital purposes, including fees and expenses related to the new credit facility.

         The new credit facility matures in October, 2006. However, a component of the term loan amortizes at the rate of $833,333 per month starting in April 2004. Additionally, the credit facility is subject to various mandatory commitment reductions and prepayments in connection with asset sales, equity issuances, receipt of extraordinary proceeds and certain other events. In particular, the credit facility significantly limits the Company's ability to use divesture proceeds for any purpose other than the permanent reduction of the credit facility.

         Certain of the Company's substantial manufacturing facilities which formerly secured among other things, Solutia's bank debt, its keepwell obligations with respect to the Astaris credit agreement and obligations of Solutia relative to various public bonds are not included as collateral for the new credit facility. The release of the liens upon these properties resulted in three series of Solutia debt instruments reverting from secured debt to unsecured debt: its 6.72%, 2037 debentures which are puttable in Oct. 2004 ($150 million outstanding); its 6.25%, Feb. 2005 euro notes ((euro)200 million outstanding); and its 7.375%, Oct. 2027 debentures
($300 million outstanding). These debt instruments were unsecured when issued but, as a result of "equal and ratable" clauses in their indentures, became secured in 2002 when liens on certain principal properties securing debt in an amount greater than 15 percent of Solutia's consolidated net tangible assets were granted to Solutia's bank group and to the Astaris lenders. Upon completion of the new credit facility, the above debt instruments which aggregate approximately $680 million reverted to unsecured status.

         The Company's liquidity position as of September 30, 2003 was approximately $190 million. The new credit facility completed as of October 8, 2003 provided an additional $50 million of borrowing availability in comparison to the current former revolving facility. Offsetting this additional availability is the requirement to provide a $67 million letter of credit to the Astaris bank group and the incurrence of approximately
$25 million of transaction related expenses. Therefore, the Company's liquidity position as of September 30, 2003, after consideration of the new credit facility, would be approximately $150 million.

         Collateral
         ----------

         The facility is secured by a lien on substantially all of the Company's domestic assets, including (i) accounts receivable and inventory;
(ii) certain intellectual property; (iii) pledges of stock of certain domestic subsidiaries; (iv) pledges of 65 percent of the outstanding stock of certain foreign subsidiaries; (v) liens on intercompany notes receivable held by parties to the loan; (vi) liens on property, plant and equipment located at St. Louis, Missouri, Columbia, Tennessee and Foley, Alabama; and
(vii) liens on property, plant and equipment located at Martinsville, Virginia, Springfield, Massachusetts, Trenton, Michigan, and Alvin, Texas. The liens of the new credit facility in the properties in (vii), as well as certain other assets, are limited in amount to 15 percent of Solutia's consolidated net tangible assets.

         Interest
         --------

         Borrowings under the revolving credit component bear interest at a rate per annum equal to the greater of (i) the prime rate plus 2.00 percent or (ii) 6.25 percent. Borrowings under the term loan bear interest at a rate per annum equal to the greater of (i) the prime rate plus 9.125 percent or
(ii) 13.375 percent.

         Guarantees
         ----------

         The obligations of Solutia Inc. and Solutia Business Enterprises, Inc., as borrowers under the credit facility, are guaranteed by Solutia Systems, Inc., CPFilms, Inc., Monchem International, Inc., Monchem Inc., Solutia Investments, LLC, and each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. and Solutia Business Enterprises, Inc. are jointly and severally liable with respect to their obligations under the credit facility, thus in effect each guaranteeing the other's debt.

         Covenants and Other Restrictions
         --------------------------------

         The credit facility requires the Company to meet certain financial covenants, including but not limited to, minimum EBITDA targets, on a consolidated basis and for certain operating units, and a fixed charge coverage ratio. In addition, the credit facility contains certain covenants which, among other things, limit the incurrence of additional debt, aggregate capital expenditures, additional operating leases, issuance of capital stock, issuance of guarantees, liens, investments, asset sales, dividends, certain payments, acquisitions, mergers, consolidations and dissolutions, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements. In addition, the holders of the Company's 6.72% debentures have the right to put
$150 million of debentures to the Company for repayment in October 2004. Payment of this put amount, in part or whole, will also require the Company, pursuant to the terms of its new credit facility, to make a prepayment on the credit facility in an equal amount.

         The credit facility contains customary and other events of default, including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other debt, certain events of bankruptcy and insolvency, a going concern or scope qualification within the annual audit opinion, failure of guaranties or security documentation to be effective, judgment defaults, ERISA defaults, Solutia Inc. change of control, material adverse effect default, and a default predicated upon the holders of the 6.72%, 2037 debentures having a right, on or after August 15, 2004, to put such debentures to Solutia Inc. on a date prior to a date acceptable to the Collateral Agent under the new facility.

Contingencies

         Legacy Liabilities
         ------------------

         At the time Solutia was spun-off from former Monsanto Company (now known as Pharmacia Corporation, a wholly-owned subsidiary of Pfizer, Inc.) in September 1997, the Company was required to contractually assume certain liabilities from Pharmacia. Due to the prolonged economic slow down, coupled with the prevalence of energy and raw material cost above historic levels, the financial burden of servicing these liabilities has become relatively more significant to the Company. These legacy liabilities consist primarily of the following:

         Retiree healthcare, life insurance costs and disability benefits:
Since the spin-off, Solutia has been required to provide retiree healthcare and life insurance benefits to retirees who retired from Pharmacia prior to the spin-off and who never worked for Solutia, as well as disability benefits to individuals who became disabled while working for Pharmacia prior to the spin-off. Currently Solutia provides retiree and disability benefits to approximately 20,000 pre-spin retirees and disabled individuals, their dependents and surviving spouses, roughly five times the number of Solutia retirees, dependents and surviving spouses. Approximately
$475 million of the postretirement liabilities reflected on Solutia's Statement of Consolidated Financial Position as of September 30, 2003, under current and long-term liabilities, are attributable to the provision of benefits to pre-spin retirees and disabled individuals, their dependents and surviving spouses. Since the spin-off, Solutia has incurred an average cash cost of approximately $60 million per year to provide these benefits. The Company anticipates the average annual cash cost to service these liabilities for the foreseeable future will be approximately $55 million per year.

         Environmental compliance and remediation costs: Since the spin-off, Solutia has been required to bear the costs of environmental remediation and associated compliance obligations relating to Pharmacia's historic chemical business under applicable federal, state and local environmental laws. In virtually all instances these obligations arise from activities conducted by Pharmacia prior to the spin-off and fall into two broad categories:
(a) obligations related to properties that are not currently owned by Solutia, and (b) obligations related to properties currently owned by Solutia, including clean-up obligations for off-site migration of contaminants. The vast majority of remediation actions taken to date at properties owned by Solutia relate to contamination that emanated from the properties prior to Solutia's ownership. As of September 30, 2003, approximately $150 million related to these liabilities was recorded within the accrued liabilities and other long-term liabilities accounts reflected in the Company's Statement of Consolidated Financial Position. Since the spin-off, Solutia has incurred an average cash cost of approximately
$25 million per year to perform environmental remediation and compliance activities related to the historic chemical business of Pharmacia.

         Consistent with the Company's critical accounting policies as set forth in its Annual Report on Form 10-K for the year ended December 31, 2002, there are a number of assumptions that have been made in order to estimate future environmental expenditures relating to the historic chemical business of Pharmacia. These assumptions are critical because the Company must forecast remediation activity into the future which is highly uncertain and requires a large degree of judgment. Therefore, the ultimate actual liability for environmental remediation related to the historic chemical business of Pharmacia may materially differ from our reserve if our assumptions prove to be inaccurate. Uncertainties related to these liabilities include changing governmental policy and regulations, judicial proceedings, the method and extent of remediation and future changes in technology. In addition, various scenarios, including operational changes, including, but not limited to, the potential future closure of facilities, could result in material changes in the magnitude of these liabilities and future annual cash flows.

         Litigation defense costs and judgments: Since the spin-off, Solutia has been responsible for bearing the cost associated with various toxic tort lawsuits related to PCBs, premises based asbestos and other chemical exposures from the conduct of the historic chemical business of Pharmacia. Currently Solutia is defending approximately 570 asbestos actions (involving an estimated 3,500 to 4,500 plaintiffs) brought against Pharmacia. In addition, notwithstanding the recent settlement of cases relating to the Anniston plant site, Solutia is still defending approximately 30 cases involving alleged exposure from PCB's manufactured by Pharmacia prior to the spin-off. Solutia also is currently defending approximately 90 general and product liability claims which have been brought against Pharmacia. As of September 30, 2003, Solutia has approximately $130 million recorded within its self-insurance account, reflected in the Company's Statement of Consolidated Financial Position, for legal fees, expenses and settlements or judgments for these cases and anticipated future claims. The Company anticipates for the foreseeable future the average annual cash costs related to the defense of these claims will be approximately $20 million per year.

         Since the spin-off, the Company has spent, on average, approximately $100 million annually to service these legacy liabilities. As a result of the Anniston PCB settlement payments, the reduction in future insurance recoveries for legacy litigation matters, and the increased environmental remediation actions from the previously disclosed Anniston consent decree, the cash cost of servicing these liabilities is expected to increase modestly over historical spending levels for the foreseeable future.

         Astaris Joint Venture
         ---------------------

         In connection with the external financing agreement for Astaris, which expires in September of 2005, Solutia and its equal partner in the venture, FMC Corporation, contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. The financial benchmarks were based on forecasted earnings that were developed when the financing was originated in September 2000. Astaris' earnings have fallen short of the forecast underlying its external financing agreement due to numerous factors including significantly less than planned productivity of its purified wet acid technology, lower sales volumes and lower average selling prices. As a result of these earnings shortfalls in comparison to the original expectations, Solutia and FMC each made additional investments of $47 million during the nine month period ended September 30, 2003.

         As of October 8, 2003, Solutia and Astaris amended its external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 million letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris as of October 8, 2003. The agreement was also amended to provide for a dollar for dollar reduction of the Astaris lenders' commitments with future payments made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment will effectively provide a $67 million limitation for each of Solutia and FMC on future funding in the event the joint venture continues to fail to meet certain financial benchmarks. Solutia's $67 million letter of credit will also reduce dollar for dollar as future payments are made by Solutia under its existing support agreement.

         FMC and Solutia also agreed conceptually to allow Astaris to defer up to $30 million each of obligations to FMC and Solutia arising under existing operating agreements over the next 24-36 months to provide liquidity assistance to Astaris as it implements its recently announced business restructuring. Astaris, FMC and Solutia are currently negotiating definitive agreements to allow for the deferral of these obligations, including repayment terms and conditions.

         Outlook
         -------

         The Company's Integrated Nylon business segment continued to be challenged by high raw materials and energy costs and relatively weak demand conditions in the third quarter. While the Company's total liquidity as of September 30, 2003, after consideration of the impact of the new credit facility, was on par with the Company's liquidity position as of June 30, 2003, this result included approximately $65 million of liquidity assistance provided by Monsanto during the quarter, in the form of the $40 million letter of credit release related to the Penndot litigation matter and a $25 million advance payment for goods to be delivered over the next twelve months. Given the recent rise and continued volatility in energy costs, relatively weak consumer confidence levels and persistent weak demand conditions, the Company does not expect a meaningful improvement in operating results for the fourth quarter 2003 or first quarter 2004.

         The holders of the Company's 6.72% debentures have the right to put $150 million of debentures to the Company for repayment in October 2004. Payment of this put amount, in part or whole, will also require the Company, pursuant to the terms of its new credit facility, to make a prepayment on the new credit facility in an equal amount. In addition, the Company's 6.25% five-year (euro)200 million euro notes mature in February 2005 and the Company will also be required to make quarterly contributions to its qualified pension plan during 2005, in an amount currently anticipated to aggregate approximately $175 million.

         The continuing overhang of legacy liabilities will significantly restrict the Company's ability to address these liquidity requirements. Furthermore, without a substantial improvement in the operating results of the business, cash flow from operations would not be a significant source of liquidity to meet these requirements. As a result, the Company must take action to reduce its current level of debt and legacy liabilities, and address the projected cash requirements of its pension plans. The Company may not be successful in satisfying these future liquidity requirements on favorable terms, if at all. Accordingly, the Company is considering all available alternatives to address these matters, including, but not limited to, a potential reorganization under Chapter 11 of the U.S. bankruptcy code. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         There have been no material changes in market risk exposures during the first nine months of 2003 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 31 and 32 of Solutia's Annual Report on Form 10-K for the year ended
December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures as of the end of the third quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. There were no significant changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Abernathy v. Monsanto and Tolbert v. Monsanto: Solutia's Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"), and its subsequent Reports on Form 10-Q described a number of lawsuits pending in state and federal court relating to the alleged release of polychlorinated biphenyls ("PCBs") and other materials from the Anniston, Alabama plant site, which Solutia now owns and operates and at which Pharmacia formally produced PCBs. On August 20, 2003, the parties reached a Global Settlement Agreement in principle to resolve these cases. The Global Settlement Agreement provides for cash payments of $600 million, of which Solutia's share is $50 million to be paid in ten equal annual installments beginning August 24, 2004. Approximately $160 million of the cash settlement is expected to be provided through commercial insurance. The remaining approximately $390 million will be provided by Monsanto Company. In addition, as part of the Global Settlement, Solutia arranged for Pfizer Inc. (the parent of Pharmacia) to undertake a broad array of community health initiatives for low-income residents of Anniston and Calhoun County. The Global Settlement Agreement also contains mutually dependent Settlement Agreements for the Abernathy and Tolbert cases. On September 10, 2003, the Abernathy trial court gave preliminary approval to the Global Settlement Agreement and to the Settlement Agreement in the Abernathy case. On September 9, 2003, the Tolbert trial court gave preliminary approval to the Global Settlement Agreement and to the Settlement Agreement in the Tolbert case. In connection with the Global Settlement Agreement, Solutia has agreed to issue to Monsanto Company warrants to purchase 10 million shares of Solutia common stock. The warrants are exercisable if Solutia's common stock reaches an average closing price target exceeding $10 per share for any thirty-day period, or upon a change-of-control of Solutia.

         Payton v. Monsanto: The parties have reached a tentative agreement to settle this case for a cash payment of $5 million and an equitable component that has yet to be determined.

         Other Anniston Cases: Claims made by five plaintiffs in two cases pending in Circuit Court for Jefferson County, by seven plaintiffs in one case pending in Circuit Court for Calhoun County and by one plaintiff in one case pending in U.S. District Court for the Northern District of Alabama have been resolved in the Global Settlement of the Abernathy and Tolbert cases, described above. In addition claims of property damage made by one plaintiff in one case pending in Circuit Court for Calhoun County have been settled for a nominal sum. On October 27, 2003, the plaintiffs in the matter Owens v. Monsanto (United States District Court for the Northern District of Alabama), filed a motion purporting to seek enforcement of the settlement agreement that was previously entered into in that case on April 26, 2001. Plaintiffs claim that as a result of the global settlement of Abernathy and Tolbert, as discussed above, additional monies are owed to them due to a "most favored nations" provision in the settlement agreement. The Company and the other defendants do not believe additional monies are due and intend to defend the matter vigorously.

         Solutia's 2002 Form 10-K and its subsequent Reports on Form 10-Q described a case filed in the Commonwealth Court of Pennsylvania seeking damages allegedly resulting from PCBs found in the Transportation and Safety Building in Harrisburg, Pennsylvania, which was owned by the Commonwealth of Pennsylvania. Solutia appealed the judgment in this case to the Pennsylvania Supreme Court. Oral argument on Solutia's appeal is scheduled for December 3, 2003.

         Solutia's Report on Form 10-Q for the quarter ended March 31,
2003, described a wrongful death action, Johnson et al. v. Ashland Inc.
et al., filed in the Circuit Court of Hinds County, Mississippi, on behalf of the family of a deceased worker at a shipbuilding facility in Pascagoula, Mississippi. Defendants had this case removed to the U.S. District Court for the Southern District of Mississippi. Plaintiffs are seeking to have this case remanded to state court.

         Solutia's 2002 Form 10-K summarily described a number of pending PCB cases, including one filed in federal court in Pennsylvania. On June 23, 2003, Solutia's motion for summary judgment was granted in United States v. Union Corp.

         Solutia's 2002 Form 10-K and its subsequent Reports on Form 10-Q described (a) an investigation by authorities in the United States, Europe and Canada of past commercial practices in the rubber chemicals industry, and (b) a number of purported class actions filed against producers of rubber chemicals including Flexsys, our 50/50 joint venture with Akzo Nobel N.V., each seeking actual and treble damages under state law on behalf of all retail purchasers of tires in the relevant state since 1994. Additionally Solutia's Reports on Form 10-Q for the first and second quarters of 2003 described seven purported class actions filed in the United States District Court for the Northern District of California on behalf of all individuals and entities that had purchased rubber chemicals in the United States during the period January 1, 1995 until October 10, 2002, against Solutia, Flexsys and a number of other corporations producing rubber chemicals. Each of these federal suits alleges price fixing and seeks treble damages and injunctive relief on behalf of the plaintiffs. Since the last report, the seven federal suits have all been consolidated into a single action called In Re Rubber Chemicals Antitrust Litigation, in the United States District Court for the Northern District of California.

         Solutia's Report on Form 10-Q for the quarter ended June 30,
2003, also described, a purported shareholder class action, Brazin v. Solutia Inc. et. al., filed in the United States District Court for the Northern District of California against Solutia, its chief executive officer, and its chief financial officer. The complaint alleges that from December 16, 1998, to October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys' results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during the period. The plaintiffs seek damages and any equitable relief that the court deems proper. Four additional purported class actions, Brewer v. Solutia et. al, Walker v. Solutia, et. al., Briner v. Solutia et. al. and Gulley v. Solutia et. al., have now been filed in the same court alleging essentially the same claims against, and each asking for essentially the same relief from, Solutia and the same individual defendants with one of the suits, Gulley, also including Solutia's prior chief executive officer as a defendant and stating that the purported period is August 7, 1998 to October 10, 2002. We anticipate that these cases will all be consolidated into one action.

         In addition, two purported shareholder derivative suits, Messick
v. Hunter et. al. and Turner v. Hunter et. al., have been filed in the Missouri Circuit Court for the Twenty-First Judicial Circuit of St. Louis County against Solutia's current and past directors, chief executive officers, chief financial officer and former vice chairman. Solutia is included as a nominal defendant. The plaintiffs seek damages on behalf of Solutia for the individual defendants' alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, arising out of Flexsys' alleged participation in the price-fixing of rubber chemicals and Solutia's incorporation of Flexsys' purportedly inflated financial results arising from the alleged price-fixing into Solutia's financial statements. We expect that these two shareholder derivative suits will be consolidated into a single action.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As noted under "Credit Facility" on page 33 above, on October 8, 2003, Solutia retired its existing $300 million revolving credit facility with proceeds from a new $350 million credit facility. In connection with this new facility, liens on certain principal properties securing debt in an amount greater than 15 percent of consolidated net tangible assets were released, resulting in Solutia's 7.375%, Oct. 2027 debentures, the Company's 6.72%, 2037 debentures which are puttable in October 2004, and the Company's 6.25%, Feb. 2005 euro notes, reverting to their original unsecured status. In addition, the security underlying the Company's 11.25%, Feb 2009 Senior Secured Notes was modified to release certain collateral that was previously shared with Solutia's other outstanding public indebtedness. The Company's 11.25%, Feb 2009 Senior Secured Notes continue to be secured, on a second-priority basis, by liens on all of Solutia's assets for which a first priority lien has been granted to the lenders under its revolving credit facility, other than certain property, plant and equipment.

         As noted in the "Contingencies" note to the financial statements on page 9 above, on August 20, 2003, an agreement to settle the Abernathy and Tolbert PCB litigation was reached. In partial consideration for Monsanto's agreement to enter into the settlement, Solutia agreed to issue Monsanto Company warrants to purchase up to 10 million shares of Solutia common stock at an exercise price of $1.10 per share. The warrants will be exercisable only (a) if the average closing price of Solutia's common stock for any thirty-day period is in excess of $10 per share, or (b) upon a change of control of Solutia as defined in the 2009 Note Indenture. The warrants will expire on the earlier of (a) the date that is ten years after the date of issuance of the warrants, and (b) the date that is seven days after a change of control as defined in the 2009 Note Indenture. The Monsanto warrants will be issued by Solutia pursuant to the exception from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits--See the Exhibit Index at page 41 of this report.

         (b) Reports on Form 8-K during the quarter ended September 30, 2003:

         On July 3, 2003, we furnished a Form 8-K to the SEC. Under Items 9 and 12, we furnished our press release updating Solutia's second quarter financial results and providing a litigation outlook.*

         On July 30, 2003, we furnished a Form 8-K to the SEC. Under Item 12, we furnished our press release reporting our financial results for the quarter ended June 30, 2003*.

         On August 6, 2003, we furnished a Form 8-K to the SEC. Under Item 12, we furnished our press release reporting the partial consent decree among Solutia, Pharmacia Corporation, the U.S. Environmental Protection Agency and the U.S. Department of Justice in the action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia and its impact on our financial results for the quarter and six months ended June 30, 2003.*

         On August 21, 2003, we filed a Form 8-K. Under Item 5, we reported the settlement of the Alabama PCB litigation.

         On September 12, 2003, we filed a Form 8-K. Under Item 5, we reported court approval of final agreements implementing the settlement of the Alabama PCB litigation against the Company.

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

Date: November 14, 2003

                                EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

  4 (a) Amended, Restated and Novated Junior Intercreditor Agreement, dated as of October 8, 2003, among Solutia Inc., Solutia Business Enterprises, Inc., each of the subsidiary guarantors named therein, Ableco Finance LLC and HSBC Bank USA

  4 (b) Amended, Restated and Novated Junior Security Agreement, dated as of October 8, 2003, among Solutia Inc., Solutia Business Enterprises, Inc., each of the subsidiary guarantors named therein, Ableco Finance LLC and HSBC Bank USA

  4 (c) Third Supplemental Indenture, dated as of October 8, 2003, among Solutia Inc., the subsidiary guarantors named therein and HSBC Bank USA.

 10 (a) Financing Agreement, dated as of October 8, 2003, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as Borrowers, certain subsidiaries of Solutia Inc. listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Ableco Finance LLC, as Collateral Agent, Wells Fargo Foothill, Inc., as Administrative Agent and Congress Financial Corporation (Central), as Documentation Agent

 10 (b) Amendment No. 1 and Waiver, dated as of October 27, 2003, to Financing Agreement dated as of October 8, 2003

 10 (c) Security Agreement, dated October 8, 2003, made by Solutia Inc., Solutia Business Enterprises, Inc., and each of the subsidiary guarantors named therein in favor of Ableco Finance LLC, as Collateral Agent.

 10 (d) Pledge and Security Agreement, dated October 8, 2003, made by Solutia Inc., Solutia Business Enterprises, Inc., and each of the subsidiary guarantors named therein in favor of Ableco Finance LLC, as Collateral Agent.

 10 (e)   Amendment No. 4, dated as of September 29, 2003, to Second
          Amended and Restated Credit Agreement dated as of July 25, 2002, between Solutia Inc., as Borrower, the initial lenders named therein, Bank of America, N.A., as Syndication Agent and Citibank, N.A., as Administrative Agent

 11 Omitted--Inapplicable; see "Statement of Consolidated Income (Loss)" on page 1.

 31 (a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31 (b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32 (a)   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350 as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

 32 (b)   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350 as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

 99       Computation of the Ratio of Earnings to Fixed Charges

                                                                 Exhibit 31(a)

            Certification of Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

I, John C. Hunter III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Solutia Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting and;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003

                                             /s/ John C. Hunter III
                                            -----------------------
                                               John C. Hunter III
                               Chairman, President and Chief Executive Officer

                                                                 Exhibit 31(b)

            Certification of Chief Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert A. Clausen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Solutia Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting and;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003

                                   /s/ Robert A. Clausen
                                  -----------------------
                                    Robert A. Clausen

        Vice Chairman, Chief Financial Officer and Chief Administrative Officer

                                                                 Exhibit 32(a)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
    AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I, John C. Hunter III, Chief Executive Officer of Solutia Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

         (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2003, (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2003

                                             /s/ John C. Hunter III
                                       -------------------------------------
                                               John C. Hunter III
                                             Chief Executive Officer





A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Solutia Inc. and will be retained by Solutia Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                 Exhibit 32(b)

 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
    AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Clausen, Chief Financial Officer of Solutia Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

         (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2003, (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2003

                                                  /s/ Robert A. Clausen
                                              -------------------------------
                                              Robert A. Clausen
                                              Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Solutia Inc. and will be retained by Solutia Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                  Exhibit 99


                                                   SOLUTIA INC.

                           COMPUTATION OF THE RATIO OF EARNINGS (LOSS) TO FIXED CHARGES

                                              (DOLLARS IN MILLIONS)

                                                                                                        NINE MONTHS
                                                                                                           ENDED
                                                                                                       SEPTEMBER 30,
                                                  1998      1999        2000        2001       2002        2003
                                                  ----      ----        ----        ----       ----    -------------
Income (loss) from continuing operations,
  before income taxes and equity
  earnings (loss) from affiliates(1).........     $ 352     $ 262      $  (5)      $(111)     $ (32)      $ (258)

Add:
    Fixed charges............................        58        62         85          83         98           84
    Amortization of capitalized interest.....         7         7          7           7          7            5
    Dividends from affiliated companies......        37        60         45          30         25           --

Less:
    Interest capitalized.....................        (6)      (13)       (17)         (2)        (1)          (1)
                                                  -----     -----      -----       -----      -----       ------
        Income (loss) as adjusted............     $ 448     $ 378      $ 115       $   7      $  97       $ (171)
                                                  =====     =====      =====       =====      =====       ======

Fixed charges
    Interest expensed and capitalized........        49        53         73          72         85           74
    Estimate of interest within rental
      expense................................         9         9         12          11         13           10
                                                  -----     -----      -----       -----      -----       ------
        Fixed charges........................     $  58     $  62      $  85       $  83      $  98       $   84
                                                  =====     =====      =====       =====      =====       ======

Ratio of Earnings (Loss) to Fixed Charges(2).      7.72      6.10       1.35        0.08       0.99        (2.04)

(1) Includes restructuring and other items of $173 million for the nine months ended September 30, 2003, $17 million for the year ended December 31, 2002, $86 million for the year ended December 31, 2001, $107 million for the year ended December 31, 2000 and $61 million for the year ended
    December 31, 1999.

(2) Earnings (loss) for the nine months ended September 30, 2003, and the years ended December 31, 2002, and 2001, would have to be $255 million, $1 million and $76 million higher, respectively, in order to achieve a one-to-one ratio.