Form 10-K
period 2003-12-31
SOLUTIA INC
filed 2004-03-15
CIK 1043382

========================================================================
------------------------------------------------------------------------

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

(MARK ONE)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                        -----------------
                                   OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO
                              -------------------    ----------------------

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                    ON WHICH REGISTERED
      -------------------                   ---------------------
             NONE                                   NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          TITLE OF EACH CLASS
                          -------------------
                      $.01 PAR VALUE COMMON STOCK
                    PREFERRED STOCK PURCHASE RIGHTS

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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT). [X] YES [ ] NO

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH COMMON EQUITY, AS OF THE LAST BUSINESS DAY OF THE
REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
APPROXIMATELY $226.89 MILLION ON JUNE 30, 2003.

    NOTE.--IF A DETERMINATION AS TO WHETHER A PARTICULAR PERSON OR ENTITY IS AN AFFILIATE CANNOT BE MADE WITHOUT INVOLVING UNREASONABLE EFFORT AND EXPENSE, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES MAY BE CALCULATED ON THE BASIS OF ASSUMPTIONS REASONABLE UNDER THE CIRCUMSTANCES, PROVIDED THAT THE ASSUMPTIONS ARE SET FORTH IN THIS FORM.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:
104,607,467 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON FEBRUARY 27, 2004.

------------------------------------------------------------------------
========================================================================

         CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

    Solutia makes statements in this Annual Report on Form 10-K that are considered forward-looking statements under the federal securities laws. The Company considers all statements regarding anticipated or future matters, including the following, to be forward-looking statements:

    * future effects from Solutia's filing for Chapter 11 protection which occurred on December 17, 2003;

    * Solutia's expected future financial position, liquidity, results of operations, profitability and cash flows;

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

    These statements are not guarantees of Solutia's future performance. They represent Solutia's estimates and assumptions only on the date it made them. There are risks, uncertainties and other important factors that could cause Solutia's actual performance or achievements to be materially different from those it may project. These risks, uncertainties and factors include:

    * Solutia's ability to develop, confirm and consummate a Chapter 11 plan of reorganization;

    * Solutia's ability to reduce the overall leveraged position of the Company;

    * the potential adverse impact of Solutia's Chapter 11 filing on its operations, management and employees, and the risks associated with operating businesses under Chapter 11 protection;

    * Solutia's ability to comply with the terms of its debtor-in-possession (DIP) financing facility;

    * customer response to Solutia's Chapter 11 filing;

    * general economic, business and market conditions;

    * currency fluctuations;

    * interest rate fluctuations;

    * price increases or shortages of raw materials and energy;

    * disruption of operations;

    * exposure to product liability and other litigation and cost of environmental remediation;

    * lower prices for Solutia's products or a decline in Solutia's market share due to competition or price pressure by customers;

    * ability to implement cost reduction initiatives in a timely manner;

    * ability to divest existing businesses;

    * efficacy of new technology and facilities;

    * limited access to capital resources;

    * changes in U.S. and foreign laws and regulations;

    * geopolitical instability; and

    * changes in pension assumptions.

                                 PART I

ITEM 1. BUSINESS.

OVERVIEW

    Solutia and its subsidiaries make and sell a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications. Solutia is reporting its business under two segments: Performance Products and Services and Integrated Nylon.

    Solutia's Performance Products and Services segment comprises its Performance Films product line and Specialties. Specialties consists of Industrial Products and Pharmaceutical Services.

    * Solutia's Performance Films product line includes plastic interlayer for laminated safety glass and custom-coated films for after-market automotive and architectural applications. The Company markets its plastic interlayer under the SAFLEX(R) brand and VANCEVA(TM) brand for use in automobile windshields; side, rear and roof windows of vehicles; and for architectural applications. Solutia also brands plastic interlayer under the KEEPSAFE(R) and KEEPSAFE MAXIMUM(R) marks for architectural applications. In addition, Solutia produces custom-coated window films, branded as LLUMAR(R) and VISTA(R), for professional after-market automotive and architectural applications and as GILA(R) for the do-it-yourself retail market.

    * Solutia's Industrial Products product line includes specialty chemicals such as DEQUEST(R) water treatment chemicals, THERMINOL(R) heat transfer fluids and SKYDROL(R) aviation hydraulic fluids.

    * Solutia's Pharmaceutical Services include an array of integrated pharmaceutical development services ranging from process research to manufacturing, clinical trial services and advisory services, for leading pharmaceutical companies.

    Solutia's Integrated Nylon segment comprises an integrated family of nylon products.

    * Solutia's chemical intermediates are used as feedstock for fiber and resins production and are sold on the merchant market.

    * Solutia's VYDYNE(R) and ASCEND(R) nylon polymers are sold to the engineered thermoplastic and apparel markets.

    * Solutia's fibers are sold under the WEAR-DATED(R) brand for use in carpet and upholstery for customers, the ULTRON(R) brand for commercial carpet and the ACRILAN(R) brand for knit apparel.

    Solutia was incorporated in Delaware in April 1997 to hold most of the chemical businesses of the former Monsanto Company, now known as Pharmacia Corporation, a wholly owned subsidiary of Pfizer Inc. ("Pharmacia"). On September 1, 1997, Pharmacia spun off Solutia by distributing Solutia's shares as a dividend to its stockholders. Solutia became an independent publicly held company as a result of the spinoff.

CHAPTER 11 PROCEEDINGS

    On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

    The filing was made to restructure the Company's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs to allow the Company to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of legacy liabilities. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions, and continuing high, volatile energy and crude oil costs have been an obstacle to Solutia's financial stability and success. While Solutia believes it will be able to significantly reduce the legacy liabilities through the bankruptcy process, there can be no certainty that it will be successful in doing so.

    Under Chapter 11, Solutia is operating its businesses as debtor-in-possession (DIP) under court protection from creditors and claimants. Since the filing, all orders sufficient to enable Solutia to conduct normal business activities, including the approval of Solutia's DIP financing, have been entered by the bankruptcy court. While Solutia is subject to Chapter 11, all transactions not in the ordinary course of business will require the prior approval of the bankruptcy court.

    On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a final $525 million DIP credit facility. This DIP facility consists of (i) a $50 million multiple draw term loan;
(ii) a $300 million single draw term loan, which was drawn in full on the effective date of the facility; and (iii) a $175 million borrowing-based revolving credit facility, which includes a $150 million letter of credit subfacility. For additional information regarding the DIP financing, see Management's Discussion and Analysis in Item 7 below and
Note 21 to the accompanying consolidated financial statements on page 78 below.

    As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the bankruptcy court.

    In order to exit Chapter 11 successfully, Solutia must propose and obtain confirmation by the bankruptcy court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Although the Company expects to file a plan of reorganization that provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that a plan of reorganization will be confirmed by the bankruptcy court or that any such plan will be implemented successfully.

    Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock, and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization. Solutia is unable to estimate what recovery such a plan of reorganization will provide to holders of Solutia's outstanding debt securities. While Solutia filed for Chapter 11 in part to gain relief from the legacy liabilities it was required to assume when it was spun off from Pharmacia, the extent to which such relief will be achieved is uncertain at this time. It is also possible that pursuant to a plan of reorganization Solutia will agree to retain a portion of the legacy liabilities.

RECENT DEVELOPMENTS

    Prior to Solutia's Chapter 11 filing, Solutia reached an agreement with the requisite holders of the Euro Notes ("Euronotes"), issued by Solutia Europe S.A./N.V. ("SESA") and guaranteed by Solutia Inc., to restructure these Euronotes which among other changes eliminated certain cross-default provisions. On January 30, 2004, SESA successfully completed the restructuring. The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection. For information on the Euronote restructuring, see Management's Discussion and Analysis in
Item 7 below and Note 21 to the accompanying consolidated financial statements on page 78 below.

SEGMENTS; PRINCIPAL PRODUCTS

    Solutia's reportable segments are:

    * Performance Products and Services; and

    * Integrated Nylon.

    The tabular and narrative information contained in Note 23 to the accompanying consolidated financial statements appearing on pages 81 and 82 is incorporated by reference into this section.

PERFORMANCE PRODUCTS AND SERVICES SEGMENT

                                            Major End-Use
Major End-Use                               Products &                                  Major Raw
Markets               Major Products        Applications          Major Competitors     Materials             Major Plants
----------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND      Polyvinyl butyral     Products to increase  DuPont; Sekisui; HT   Butyraldehyde;        Ghent, Belgium;
HOME FURNISHINGS      for KEEPSAFE(R) and   the safety,           Troplast              ethanol; polyvinyl    Springfield, MA;
                      KEEPSAFE MAXIMUM(R)   security, sound                             alcohol; vinyl        Trenton, MI
                      laminated window      attenuation, energy                         acetate monomer
                      glass; VANCEVA(TM)    efficiency and
                      films; LLUMAR(R) and  ultraviolet
                      VISTA(R)              protection of
                      professional window   architectural glass
                      films and GILA(R)     for residential and
                      retail window films   commercial
                                            structures;
                                            after-market films
                                            for solar control,
                                            security and safety   Bekaert;              Polyester film        Martinsville, VA
                                                                  Madico/Lintec; 3M

                      ASTROTURF(R) and      Entrance matting      Elecster; Fichet;     Polyethylene          St. Louis, MO;
                      CLEAN MACHINE(R)                            HBN-Teknik                                  Ghent, Belgium
                      door mats
----------------------------------------------------------------------------------------------------------------------------------
VEHICLES              SAFLEX(R) plastic     Products to increase  DuPont; Sekisui       Butyraldehyde;        Ghent, Belgium;
                      interlayer for        the safety,                                 ethanol; polyvinyl    Springfield, MA;
                      windshields and for   security, sound                             alcohol; vinyl        Trenton, MI
                      side, roof and rear   attenuation and                             acetate monomer
                      windows of vehicles;  ultraviolet
                      VANCEVA(TM) plastic   protection of
                      interlayer and        automotive glass and
                      films; LLUMAR(R),     give vehicles a
                      FORMULAONE            custom appearance
                      PERFORMANCE                                 Bekaert;              Polyester film        Martinsville, VA
                      AUTOMOTIVE FILMS(R)                         Madico/Lintec; 3M
                      and GILA(R) retail
                      window films
----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL            Metallized films;     Window films; tapes;  3M; Toray;            Polyester film;       Martinsville, VA
APPLICATIONS          sputtered films;      automotive badging;   Mitsubishi; ATI;      glycol; n-methyl-
AND ELECTRONICS       release liners and    optical and colored   Garware; Intellicoat  2-pyrrolidone; crude
                      deep-dyed films       filters; shades;                            and dispersed dyes;
                                            reprographics;                              aluminum wires and
                                            packaging                                   boats; uvinol

                      Performance films;    Computer              Bekaert; Southwall;   Polyester film;       Martinsville, VA;
                      conductive and        touch-screens;        OCLI                  Indium tin; precious  Canogo Park, CA;
                      anti-reflective       electroluminescent                          metals                Runcorn, U.K.
                      coated films          displays for
                                            hand-held
                                            electronics and
                                            watches; cathode ray
                                            tube and LCD
                                            monitors

                      Chlorobenzenes        Herbicides            PPG                   Benzene; chlorine     Sauget, IL

                      DEQUEST(R) water      Water treatment; oil  Rhodia; Bayer         Phosphorus            Newport, Wales
                      treatment chemicals   field chemicals                             trichloride           (U.K.)
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL EQUIPMENT     THERMINOL(R) heat     Heat transfer fluids  Dow Chemical Co.;     Benzene; phenol       Alvin, TX;
                      transfer fluids                             Nippon Steel                                Anniston, AL;
                                                                  Chemical Co.                                Newport,
                                                                                                              Wales (U.K.)
----------------------------------------------------------------------------------------------------------------------------------
AVIATION/             SKYDROL(R) aviation   Hydraulic fluids for  ExxonMobile           Phosphorus            St. Louis, MO
TRANSPORTATION        hydraulic fluids;     commercial aircraft;                        oxychloride;
                      SKYKLEEN(R) aviation  environmentally                             methanol
                      solvents              friendly solvents
                                            for aviation
                                            maintenance
----------------------------------------------------------------------------------------------------------------------------------
PHARMACEUTICALS       Services for process  New pharmaceuticals   Rhodia ChiRex;                              Aarau and Bubendorf,
                      research and                                Albany Molecular                            Switzerland
                      development,                                Research; Pharma-
                      scale-up                                    Eco; Evotec
                      manufacturing and
                      small-volume
                      licensed production
----------------------------------------------------------------------------------------------------------------------------------




INTEGRATED NYLON SEGMENT

                                            Major End-Use
Major End-Use                               Products &                                  Major Raw
Markets               Major Products        Applications          Major Competitors     Materials             Major Plants
----------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND      Nylon carpet staple;  WEAR-DATED(R)         Invista; Honeywell;   Acrylonitrile;        Pensacola, FL;
HOME FURNISHINGS      nylon bulk            residential and       BASF                  ammonia;              Greenwood, SC;
                      continuous filament;  ULTRON(R) commercial                        cyclohexane;          Decatur and
                      ACRILAN(R) acrylic    carpet;                                     propylene             Foley, AL
                      fiber; ASCEND(R)      WEAR-DATED(R)
                      nylon polymer         upholstery fabrics;
                                            blankets; non-woven
                                            reinforcement and
                                            linings
----------------------------------------------------------------------------------------------------------------------------------
PERSONAL PRODUCTS     ACRILAN(R) acrylic    Sweaters; knit        Acordis; Invista;     Acrylonitrile;        Pensacola, FL;
                      fiber; ASCEND(R)      apparel; half-hose;   BASF; Rhodia          ammonia;              Decatur, AL;
                      nylon polymer         active wear; craft                          cyclohexane;          Greenwood, SC
                                            yarns; hand-knit                            propylene
                                            yarns; apparel;
                                            dental floss;
                                            intimate apparel
----------------------------------------------------------------------------------------------------------------------------------
VEHICLES              Nylon filament;       Tires; brakes;        Acordis; DuPont;      Acrylonitrile;        Pensacola, FL;
                      VYDYNE(R) nylon       convertible tops;     Rhodia; Asahi         ammonia;              Decatur, AL;
                      molding resins;       automotive interior,  Chemical; Invista;    cyclohexane;          Greenwood, SC
                      ASCEND(R) nylon       exterior and          BASF                  propylene
                      polymer; ACRILAN(R)   under-the-hood
                      acrylic fiber         molded parts
----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL            ACRILAN(R) acrylic    Conveyer belts;       Acordis; DUSA; Shen   Acrylonitrile;        Pensacola, FL;
APPLICATIONS          fiber; ASCEND(R)      awnings and outdoor   Ma                    ammonia;              Decatur, AL;
                      nylon polymer;        furniture; nylon                            cyclohexane;          Greenwood, SC
                      industrial nylon      film cooking bags;                          propylene
                      fiber                 specialized food
                                            packaging
----------------------------------------------------------------------------------------------------------------------------------
INTERMEDIATE          Nylon salt; adipic    Nylon and acrylic     DuPont; Rhodia;       Natural gas;          Decatur, AL;
CHEMICALS             acid;                 fiber; nylon and ABS  BASF; Asahi Chemical  propylene;            Alvin, TX;
                      hexamethylenediamine; plastics; synthetic                         cyclohexane           Greenwood, SC;
                      acrylonitrile         resins; synthetic                                                 Pensacola, FL
                                            lubricants; paper
                                            chemicals;
                                            plasticizers
----------------------------------------------------------------------------------------------------------------------------------

PRINCIPAL EQUITY AFFILIATES

    Solutia participates in several joint ventures in which it shares management control with other companies. Solutia's equity earnings
(loss) from affiliates, net of tax, were $(83) million in 2003, $13 million in 2002, and $(13) million in 2001. Principal joint ventures include Flexsys, L.P. and Astaris LLC.

    Flexsys, headquartered in Belgium, is a leading supplier of process chemicals to the rubber industry. Its product line includes a number of performance-enhancing products, including branded accelerators (SANTOCURE(R), THIOFIDE(R) and THIOTAX(R)), pre-vulcanization inhibitors (SANTOGARD(R)PVI), antidegradants (SANTOFLEX (R)) and antioxidants (FLECTOL(R)) and insoluble sulphur (CRYSTEX(R)). Flexsys is a 50/50 joint venture with Akzo Nobel N.V.

    Astaris, headquartered in the United States, sells phosphorus, phosphoric acid and phosphate salts. Its product line includes a number of branded products such as LEVN-LITE(R) and PAN-O-LITE(R) phosphate, which are sold into the bakery markets. The business also services the pharmaceutical, meat and poultry and industrial marketplaces. Astaris is a 50/50 joint venture with FMC Corporation. On October 14, 2003, Solutia filed suit in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology provided by FMC to Astaris. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against FMC in the U.S. Bankruptcy Court for the Southern District of New York.

    For additional information about Flexsys and Astaris, see
"Management's Discussion and Analysis" in Item 7 below and Note 10 to the accompanying consolidated financial statements on page 60 below.

SALE OF PRODUCTS

    Solutia sells its products directly to end users in various industries, principally by using its own sales force, and, to a lesser extent, by using distributors.

    On May 1, 2002, Solutia and Dow Plastics, a business unit of The Dow Chemical Company, formally terminated the marketing alliance under which Dow had marketed Solutia's VYDYNE(R) nylon 6,6 molding resins for injection molding applications worldwide, and Solutia resumed sole responsibility for the business.

    Solutia's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis. The Company maintains inventories of finished goods, goods in process and raw materials to meet customer requirements and Solutia's scheduled production. In general, Solutia does not manufacture its products against a backlog of firm orders; it schedules production to meet the level of incoming orders and the projections of future demand. Solutia does not have material contracts with the government of the United States or any state, local or foreign government. The Company is not generally dependent on one or a group of customers, and no single customer or customer group accounts for 10 percent or more of Solutia's net sales. However, sales to the carpet mill industry and the European automobile glass industry each represent a significant portion of Solutia's net sales.

    Solutia's second and third quarters are typically stronger than its first and fourth quarters because sales of carpet and window films are stronger in the spring and fall.

COMPETITION

    The global markets in which Solutia's chemical businesses operate are highly competitive. Solutia expects competition from other manufacturers of the same products and from manufacturers of different products designed for the same uses as ours to continue in both U.S. and ex-U.S. markets. Depending on the product involved, Solutia encounters various types of competition, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, the Company regards its principal product groups as competitive with many other products of other producers and believe that Solutia is an important producer of many of these product groups. For additional information regarding competition in specific markets, see the charts under "Segments; Principal Products" above.

RAW MATERIALS AND ENERGY RESOURCES

    Solutia buys large amounts of commodity raw materials, including propylene, cyclohexane, benzene and natural gas. The Company typically buys major requirements for key raw materials pursuant to medium-term contracts. Solutia is not dependent on any one supplier for a material amount of its raw materials or energy requirements, but it obtains certain important raw materials from a few major suppliers. In general, in those cases where Solutia has limited sources of raw materials, it has developed contingency plans to minimize the effect of any interruption or reduction in supply. For information about specific raw materials, see the charts under "Segments; Principal Products" above.

    While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover Solutia's current and projected requirements. However, their continuing availability and price may be affected by unscheduled plant interruptions and domestic and world market conditions, political conditions and governmental regulatory actions. Due to the significant quantity of these raw materials and energy sources utilized by Solutia, a minor shift in the underlying prices for these items can result in a significant impact on Solutia's consolidated financial position and results of operations.

PATENTS AND TRADEMARKS

    Solutia owns a large number of patents that relate to a wide variety of products and processes and have pending a substantial number of patent applications. In addition, Solutia is licensed under a small number of patents owned by others. The Company owns a considerable number of established trademarks in many countries under which the Company markets its products. These patents and trademarks in the aggregate are of material importance to Solutia's operations and to Solutia's Performance Products and Services and Integrated Nylon segments. Patents and trademarks owned by Solutia Inc. and its domestic subsidiary CPFilms Inc. have been pledged as part of the collateral for the DIP financing. The holders of Solutia's 11.25 percent Senior Secured Notes due 2009 have a junior security interest in these patents and trademarks. Patents and trademarks of SESA, as well as trademarks owned by AMCIS AG and Carbogen AG, have been pledged to the holders of SESA's Euronotes in connection with the restructuring of that debt.

RESEARCH AND DEVELOPMENT

    Research and development constitute an important part of Solutia's activities. Solutia's expenses for research and development amounted to approximately $46 million in 2003, $39 million in 2002 and $43 million in 2001, or about 2 percent of sales on average. The Company focuses its expenditures for research and development on process improvements and selected product development.

    Solutia's research and development programs in the Performance Products and Services segment result in new products and processes with improved manufacturing efficiency, enhanced product performance, or greater environmental friendliness. New products include protective films for window shades and automotive paint, improved interlayers for hurricane and sound protection, and specialty films for plasma television screens. During the year the Company introduced processes for manufacturing safety glass that save time and use simpler equipment. Solutia's Integrated Nylon segment continues to focus on internal process improvements to mitigate increasing raw material prices and to commercialize new products to address customer needs and improve product mix. This year the Company expects to commercialize technology that it has developed to impart permanent stain protection to carpets.

ENVIRONMENTAL MATTERS

    The narrative information appearing under "Environmental Matters" beginning on page 26 below is incorporated here by reference.

EMPLOYEE RELATIONS

    On December 31, 2003, Solutia had approximately 6,300 employees worldwide. In general, satisfactory relations have prevailed between Solutia's employees and Solutia. Solutia uses self-directed work teams, incentive programs and other initiatives to keep employees actively involved in the success of the business. Approximately 16 percent of Solutia's workforce is currently represented by various labor unions.

INTERNATIONAL OPERATIONS

    Solutia and its subsidiaries are engaged in manufacturing, sales and research and development in areas outside the United States. Approximately 40 percent of Solutia's consolidated sales from continuing operations in 2003 were made into markets outside the United States, including Europe, Canada, Latin America and Asia. Solutia's Performance Products and Services segment is particularly dependent on its international operations. Approximately 60 percent of the 2003 sales of the Performance Products and Services segment were made into markets outside the United States.

    Operations outside the United States are potentially subject to a number of risks and limitations that are not present in domestic operations, including trade restrictions, investment regulations, governmental instability and other potentially detrimental governmental practices or policies affecting companies doing business abroad.

    Operations outside the United States are also subject to fluctuations in currency values. The functional currency of each of Solutia's non-United States operations is the local currency. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years and may continue to do so. In addition, Solutia generates revenue from export sales and operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency.

INTERNET ACCESS TO INFORMATION

    Solutia's Internet address is www.solutia.com. The Company makes available free of charge through Solutia's Internet website its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Forms 3, 4 and 5 filed by Solutia's directors and executive officers with respect to Solutia's equity securities are also accessible from Solutia's website. All of these materials may be accessed from the "Investors" section of Solutia's website.

ITEM 2. PROPERTIES.

    Solutia's general offices are located in a leased facility in St. Louis County, Missouri on land owned by the Company (see Note 12 to the accompanying consolidated financial statements). Solutia's principal European offices are located in Louvain-la-Neuve, Belgium, on land leased from the University of Louvain. Information about Solutia's major manufacturing locations worldwide and segments that used these locations on February 1, 2004, appears under "Segments; Principal Products" in
Item 1 of this report and is incorporated here by reference.

    Solutia's principal plants are suitable and adequate for their use. Utilization of these facilities varies with seasonal, economic and other business conditions, but none of Solutia's principal plants is substantially idle. Solutia's facilities generally have sufficient capacity for existing needs and expected near-term growth.

    Solutia owns most of its principal plants. However, at Antwerp, Belgium and Sao Jose dos Campos, Brazil, both of which are sites belonging to Monsanto Company, the Company owns certain buildings and production equipment and leases the underlying land. In addition, Solutia leases buildings for its Pharmaceuticals Services Division, including the production site in Aarau. In Bubendorf, Switzerland, it owns one production building but not the land on which it stands.

    Monsanto and Solutia have operating agreements with respect to each of the two Monsanto facilities listed above and Solutia's Chocolate Bayou facility in Alvin, Texas. Under these operating agreements, Solutia is the guest and Monsanto is the operator, except at the Chocolate Bayou facility at which Monsanto is the guest and Solutia is the operator. The initial term of each of the operating agreements has 15 years remaining. After the initial term, the operating agreements continue indefinitely unless either party terminates on at least
24 months' prior written notice. Each of the operating agreements also provides that, under certain circumstances, either the operator or the guest may terminate the operating agreement before the expiration of its initial term. Solutia operates several facilities for other third parties, principally within the Alvin (Chocolate Bayou), Texas; Sauget, Illinois; Pensacola, Florida; Trenton, Michigan; Newport, Wales (U.K.), St. Louis (Queeny), Missouri; and Springfield, Massachusetts sites under long-term lease and operating agreements.

    Mortgages on Solutia's plants at the following locations constitute a portion of the collateral securing Solutia's DIP financing facility:
Decatur, Alabama; Springfield, Massachusetts; Trenton, Michigan;
Greenwood, South Carolina; Alvin (Chocolate Bayou), Texas; Pensacola, Florida; and Martinsville, Virginia. The holders of Solutia's
11.25 percent Senior Secured Notes due 2009 hold second mortgages on each of these plants. Holders of SESA's Senior Secured Notes hold mortgages on Solutia's facilities in Ghent, Belgium and Louvain-la-Neuve, Belgium, as well as Solutia's building at Antwerp, Belgium. In addition, there is a mechanics' lien filed by Fluor Daniel, a division of Fluor Enterprises, Inc., against Solutia's Chocolate Bayou facility, currently securing an obligation in the amount of approximately $7 million, which obligation consists of the remaining payments Solutia agreed to make to Fluor
Daniel over a three-year period in settlement of litigation arising out of the construction of an acrylonitrile facility at the Chocolate Bayou plant. As a result of the Chapter 11 filing, Solutia has received notices of mechanics' liens from a number of contractors seeking payment of pre-petition claims. While contractors are permitted to perfect their liens after the commencement of the Chapter 11 case by filing written notice, the automatic stay under Section 362 of the Bankruptcy Code prevents their taking any further action to enforce a lien against Solutia's property, and the Company does not expect the filing of these liens to have any adverse effect on the operation of Solutia's plants.

ITEM 3. LEGAL PROCEEDINGS.

    Because of the size and nature of Solutia's business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of Solutia's spin-off from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 case.

    In Solutia's Chapter 11 proceedings, Solutia is engaged in various litigation matters with Pharmacia and the U.S. Environmental Protection Agency (EPA). These litigation matters relate to the impact of Solutia's Chapter 11 proceedings on the obligations Solutia assumed at the time of its spin-off and Solutia's obligations under environmental laws. These litigation matters could affect the size of creditor claims to be asserted in Solutia's Chapter 11 case by the EPA, Pharmacia and Monsanto, as well as the extent, if any, to which Solutia will be required to continue to perform environmental obligations and legacy liabilities under Solutia's plan of reorganization. For additional information regarding Solutia's Chapter 11 Proceedings, see the "Chapter 11 Proceedings" section in Item I above.

    The following paragraphs describe several proceedings to which Solutia is a party or for which it has defended and indemnified
Pharmacia in the past.

ANNISTON, ALABAMA CASES

    (1) Abernathy v. Monsanto and Tolbert v. Monsanto: Abernathy involved four consolidated cases, the first of which was served on April 1, 1996, that were originally filed in Circuit Court for Calhoun County, Alabama (and were later transferred to Etowah County, Alabama) on behalf of 3,516 plaintiffs who own or rent homes, own or operate businesses, attend churches, or have otherwise resided in or visited neighborhoods near the Anniston plant. Plaintiffs sought compensatory and punitive damages and injunctive relief requiring the Company to remove alleged contamination. The individual plaintiffs claimed to have suffered permanent adverse health effects and to fear future disease. They asserted the need for medical monitoring, diminution in the value of their properties in the case of residential and commercial property owners and commercial losses in the case of business owners. The Tolbert case, which was served on June 4, 2001, was filed in the U.S. District Court for the Northern District of Alabama. It ultimately included the claims of approximately 18,233 plaintiffs. Plaintiffs claimed that they were exposed to PCBs and suffer from unspecified physical injuries and emotional distress as a result. Plaintiffs sought compensatory and punitive damages and requested medical testing, monitoring and treatment, injunctive relief and, in the case of property owners, property damage.

        In August 2003, the parties in both Abernathy and Tolbert entered into a Global Settlement Agreement to resolve these and several related cases. The Global Settlement Agreement has been approved by both the Abernathy and the Tolbert trial courts. The Global Settlement Agreement provides for cash payments of $600 million, as well as a broad array of community health initiatives for low-income residents of Anniston and Calhoun County. In connection with the Global Settlement Agreement, Solutia entered into a separate agreement with Pharmacia and Monsanto pursuant to which Solutia agreed to pay $50 million of the $600 million cash settlement, payable in ten equal annual installments, without interest, beginning in August 2004. Approximately $160 million of the settlement is expected to be provided through the parties' commercial insurance. Monsanto agreed to pay the remaining $390 million. Solutia arranged for Pfizer Inc., the parent of Pharmacia, to provide the community health initiatives described above. In addition, Solutia issued Monsanto warrants to purchase up to 10 million shares of Solutia common stock at an exercise price of $1.10 per common share. Solutia is a named defendant in the Abernathy and Tolbert cases. As a result, Solutia filed a Suggestion of Bankruptcy in both cases. On January 22, 2004, the court entered an order in the Tolbert case dismissing Solutia, without prejudice. With respect to the Abernathy case, the court had previously entered an order on August 6, 2003, finding that in the event Solutia became a debtor in a case under Chapter 11 of the U.S. Bankruptcy Code, Solutia would be immediately severed and dismissed, without prejudice, from the Abernathy case without further action from the court. Solutia has determined that the Bankruptcy Code prohibits it from paying Solutia's portion of the settlement obligation, except pursuant to a confirmed plan of reorganization.

    (2) Anniston Partial Consent Decree: The U.S. District Court for the Northern District of Alabama approved the revised Partial Consent Decree on August 4, 2003 that had been lodged with the court in an action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if PCBs are at a level of 1 part per million
        (ppm) or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the Anniston PCB site, and to pay EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 million to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston. A dispute currently exists between the EPA and Solutia regarding the scope and application of the automatic stay arising as a result of Solutia's Chapter 11 filing to the remaining obligations under the Partial Consent Decree.

    (3) Owens v. Monsanto: On October 27, 2003, a motion was filed in U.S. District Court for the Northern District of Alabama, contending that the global settlement in Tolbert and Abernathy also requires the payment of additional funds to plaintiffs in Owens v. Monsanto, another Anniston-related PCB case settled by Solutia in April 2001. On January 8, 2004, the District Court granted plaintiffs' motion, ruling that the Owens plaintiffs were entitled to receive a total of approximately $1 million as a result of the Global Settlement Agreement. Plaintiffs' motion for reconsideration was denied on January 24, 2004, and plaintiffs have filed a timely appeal to the U.S. Court of Appeals for the Eleventh Circuit. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with Solutia's Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. The Company has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

    (4) Payton v. Monsanto: This case was brought in Circuit Court in Shelby County, Alabama on July 15, 1997, on behalf of a purported class of all owners, lessees and licensees of properties located on Lay Lake, which is downstream from Lake Logan Martin on the Coosa River. Plaintiffs seek compensatory and punitive damages in an unspecified amount for an alleged increased risk of physical injury and illness, emotional distress caused by fear of future injury or illness, medical monitoring and diminishment in the value of their properties and their riparian rights. The parties have reached a tentative agreement to settle this case for a cash payment of $5 million and an equitable component that has yet to be determined. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. The Company has determined that Solutia's obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

    (5) Other Anniston Cases: Claims made by five plaintiffs in two cases pending in Circuit Court for Jefferson County, by seven plaintiffs in one case pending in Circuit Court for Calhoun County, Alabama and by one plaintiff in one case pending in U.S. District Court for the Northern District of Alabama have been resolved and are subject to the Global Settlement Agreement of the Abernathy and Tolbert cases described above. In addition, claims of property damages made by one plaintiff in one case pending in Circuit Court for Calhoun County have been settled for a nominal sum. Approximately ten cases remain pending in various Circuit Courts in the state of Alabama. Solutia is a named defendant in those ten proceedings. As a result, Solutia has filed a Suggestion of Bankruptcy in each case staying the litigation against it. The Company believes that any direct claims against it relating to these actions constitute pre-petition unsecured claims that will be discharged as part of Solutia's Chapter 11 case. Solutia has also defended Pharmacia with respect to this litigation. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

PENNDOT CASE

    Pharmacia is one of several defendants added on February 7, 1997, to a case then pending in the Commonwealth Court of Pennsylvania. This action was originally filed against United States Mineral Products
Company in 1990 by the Commonwealth of Pennsylvania, seeking damages caused by the presence of asbestos fireproofing in the Transportation and Safety Building ("T & S Building") in Harrisburg, Pennsylvania. In June 1994 a fire broke out in the T & S Building. Testing following the fire revealed the presence of low levels of PCBs at various locations in the building. The Commonwealth claims that PCBs used in fluorescent light ballasts, in adhesives in fiberglass ductboard that was part of the heating and ventilation system and in caulking used on the exterior of the building contaminated the building and necessitated its demolition. The Commonwealth seeks recovery of costs it allegedly incurred in testing, monitoring, cleanup, demolition and temporary relocation of Commonwealth employees caused by the alleged contamination. In addition, the Commonwealth seeks the cost of constructing a new building on the site of the T & S Building. On August 23, 2000, the jury returned a verdict of $90 million against Pharmacia. The verdict was reduced to $45 million by the trial court because the manufacturer of the fiberglass ductboard reached a settlement with the Commonwealth during trial. On behalf of Pharmacia, Solutia filed extensive post-trial motions, seeking judgment notwithstanding the jury's verdict or a new trial. The trial court denied these motions in orders filed on October 16, 2002. On November 15, 2002, Solutia filed an appeal as of right to the Supreme Court of Pennsylvania. On November 17, 2003, the Supreme Court of Pennsylvania remanded the case to the trial court for an opinion solely on the issue of juror misconduct. In response to Solutia's application, the Supreme Court of Pennsylvania ordered the trial court to file its opinion on that issue by March 15, 2004. Oral argument before the Supreme Court of Pennsylvania on this matter is scheduled for May 11, 2004. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. The Company has determined that Solutia's obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation. Solutia does, however, continue to provide a $20 million letter of credit to secure a portion of Pharmacia's obligations with respect to the appeal bond.

OTHER PCB LITIGATION

    Excluding the Anniston, Alabama cases and the PENNDOT case discussed above, since 1971, Pharmacia has been named as a defendant in approximately 482 cases in which plaintiffs have made claims of personal injuries or property damage resulting from alleged exposure to PCBs. Of these cases, 467 have been resolved, including the claims of approximately 15,000 plaintiffs at a cost to Pharmacia and the Company of approximately $32 million. These cases have usually involved product-based claims in which plaintiffs have alleged that exposure to PCBs occurred in the course of their employment or as a result of an incident involving equipment which used PCBs as a dielectric, hydraulic or heat transfer fluid. In a few of these cases, plaintiffs have sought to recover the cost of cleaning up PCB's that they disposed of improperly. In each of the remaining cases in which Solutia is a named defendant, the Company has filed a Suggestion of Bankruptcy staying the litigation against it. Solutia believes that any direct claims against it relating to these actions constitute pre-petition unsecured claims that will be discharged as part of its Chapter 11 case. Solutia has also defended Pharmacia with respect to this litigation. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

PREMISES BASED ASBESTOS LITIGATION

    Like a great number of other companies that used high temperature manufacturing processes, Pharmacia historically used asbestos insulating materials in piping and other equipment at its chemicals plants. As a result, Pharmacia and Solutia have been named as defendants along with numerous other premises owners in actions brought by employees of contractors who claim that they were exposed to asbestos at Solutia's facilities and at the facilities of these other owners. Currently, there are approximately 520 asbestos actions involving an estimated 3,500 to 4,500 plaintiffs brought against Pharmacia and/or Solutia. Solutia does not have any product-based asbestos litigation. In all of the cases in which Solutia is a named defendant, Solutia has filed a Suggestion of Bankruptcy staying the litigation against it. Solutia believes that any direct claims against it relating to these actions constitute pre-petition unsecured claims that will be discharged as part of its Chapter 11 case. Solutia has also defended Pharmacia with respect to this litigation. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

FLEXSYS RELATED LITIGATION

    Antitrust authorities in the United States, Europe and Canada are investigating past commercial practices in the rubber chemicals industry. Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., is a subject of such an investigation and has been fully cooperating with the authorities and in the ongoing investigation will continue to do so. In addition, a number of purported class actions have been filed against Flexsys and other producers of rubber chemicals.

    State court actions by retail tire purchasers. Although not named as
    ---------------------------------------------
a defendant in any of the cases, Solutia is aware of 20 purported class actions that have been filed against Flexsys and other producers of rubber chemicals in various state courts in the United States. In each of these cases, plaintiffs seek actual and treble damages under state law on behalf of all retail purchasers of tires in that state since as early as 1994. Ten of these cases have been dismissed as to Flexsys, and in some cases as to other defendants, either by the plaintiff or by the trial court on procedural grounds. One of these dismissals remains on appeal by the plaintiffs. Thus, eleven cases remain pending, either on appeal of court ordered dismissals or at the trial court level in preliminary motion phases.

    Federal court actions by purchasers of rubber chemicals. Seven
    -------------------------------------------------------
purported class actions have been filed in the U.S. District Court for the Northern District of California on behalf of all individuals and entities that had purchased rubber chemicals in the United States during the period January 1, 1995 until October 10, 2002, against Solutia,
Flexsys and a number of other companies producing rubber chemicals.
These actions allege price-fixing and seek treble damages and injunctive relief under U.S. antitrust laws on behalf of all the plaintiffs. One action was dismissed by the plaintiffs. The remaining six actions have been consolidated into a single action called In Re Rubber Chemicals Antitrust Litigation in the U.S. District Court for the Northern
District of California. Solutia has filed a Suggestion of Bankruptcy in this consolidated action staying the litigation against it. On
January 14, 2004, an eighth case, Monmouth Rubber and Plastics Corp v. Akzo Nobel, N.V. et al., alleging essentially identical claims and seeking the same relief as the consolidated complaint was filed in the same court. Solutia anticipates that this case will also be consolidated with the prior cases and will also be stayed as to Solutia.

    Federal court actions alleging violations of federal securities
    ---------------------------------------------------------------
laws. Five purported shareholder class actions have been filed in the
----
U.S. District Court for the Northern District of California against Solutia, its chief executive officer, and its chief financial officer. The complaints allege that from December 16, 1998 to October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys' results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during the period. The plaintiffs seek damages and any equitable relief that the court deems proper. One of the suits, Gulley
v. Solutia et al., also includes Solutia's former chief executive officer as a defendant and states that the purported period is August 7, 1998 to October 10, 2002. These cases have been consolidated into one action, In re Solutia Inc. Securities Litigation. The consolidated action has been automatically stayed with respect to Solutia by virtue of Section 362(a) of the Bankruptcy Code. It has not been stayed with respect to the individual defendants.

    Shareholder Derivative Suits. Two purported shareholder derivative
    ----------------------------
suits were filed in the Missouri Circuit Court for the Twenty-First Judicial Circuit of St. Louis County against certain of Solutia's current and past directors, chief executive officers, chief financial officer and former vice chairman. Solutia is included as a nominal defendant. The plaintiffs seek damages on behalf of Solutia for the individual defendants' alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, arising out of Flexsys' alleged participation in the price-fixing of rubber chemicals and Solutia's incorporation of Flexsys' purportedly inflated financial results arising from the alleged price-fixing into Solutia's financial statements. These two shareholder derivative suits have been consolidated into a single action, In re Solutia Inc. Derivative Litigation. On December 29, 2003, the court entered an Order in the consolidated action staying the litigation with respect to all defendants, including Solutia.

    For information about certain environmental proceedings involving Solutia, see "Environmental Matters" on page 26.

RISK MANAGEMENT

    Solutia has evaluated risk retention and insurance levels for product liability, property damage and other potential areas of risk. Solutia will continue to devote significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Solutia actively participates in the safety and health Voluntary Protection Program (VPP) administered by the Occupational Safety and Health Administration (OSHA) for most sites in the United States, and implemented by Solutia for sites outside the United States. Currently, nine of Solutia's U.S. sites hold the OSHA VPP "Star" designation, a rating signifying full compliance. Two other sites in the United States located where the OSHA Star program was unavailable have received either their state equivalent to the OSHA designation or the Solutia Star, an internal equivalent to the OSHA designation. Three of Solutia's ex-U.S. sites, two in Europe and one in Canada, have also achieved the Solutia "Star" designation.

    Solutia's management determines the amount of insurance coverage to buy from unaffiliated companies and the appropriate amount of risk to retain and/or co-insure based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk that Solutia has retained are consistent with those of other companies in the chemical industry. Solutia shares certain of these policies with Pharmacia. There can be no assurance that Solutia will not incur losses beyond the limits, or outside the coverage, of its insurance. For additional information, see "Self-Insurance" on page 26.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Solutia did not submit any matters to its security holders during the fourth quarter of 2003.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    On December 17, 2003, following Solutia's Chapter 11 filing, the
New York Stock Exchange (NYSE) halted trading in Solutia's common stock and announced that it would apply to the U.S. Securities and Exchange Commission (SEC) to remove the common stock from listing on the Exchange. The SEC granted the application, and Solutia's common stock was delisted, on February 27, 2004. Solutia's common stock is currently being quoted under the ticker symbol SOLUQ on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets LLC and on the Over the Counter Bulletin Board.

    Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock, and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization. Solutia is unable to estimate what recovery such a plan of reorganization will provide to holders of Solutia's outstanding debt securities.

    The following table shows the high and low sales prices for Solutia's common stock for each quarter during 2003 and 2002 as reported on the NYSE or the Pink Sheets Quotation Service, as applicable. On December 17, 2003, the NYSE halted trading in Solutia's common stock, and the stock commenced trading on the Pink Sheets Quotation Service. Solutia's common stock did not commence trading on the Over the Counter Bulletin Board until February 2004.

              2003                      High         Low
---------------------------------      ------       -----
First Quarter....................      $ 4.73       $1.61
Second Quarter...................        2.80        1.20
Third Quarter....................        4.89         .91
Fourth Quarter...................        4.43         .23

              2002                      High         Low
---------------------------------      ------       -----
First Quarter....................      $13.20       $6.12
Second Quarter...................        8.92        7.10
Third Quarter....................        7.10        4.51
Fourth Quarter...................        5.95        2.81

    On February 27, 2004, Solutia had 30,858 registered shareholders.

    The declaration and payment of dividends is made at the discretion of Solutia's Board of Directors. There was no annual dividend paid in 2003 whereas a $0.04 per share annual dividend was paid in 2002. The Company is currently prohibited by both the Bankruptcy Code and the DIP financing facility from paying dividends to shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL SUMMARY
(Dollars and shares in millions, except per share amounts)

                                                                2003          2002          2001          2000          1999
                                                               -------       -------       -------       -------       -------
OPERATING RESULTS FROM CONTINUING OPERATIONS:
NET SALES................................................      $ 2,430       $ 2,299       $ 2,322       $ 2,676       $ 2,776
GROSS PROFIT.............................................           60           363           310           348           620
    As percent of net sales..............................            2%           16%           13%           13%           22%
MARKETING, ADMINISTRATIVE, AND TECHNOLOGICAL EXPENSES....          351           322           334           352           328
    As percent of net sales..............................           14%           14%           14%           13%           12%
OPERATING INCOME (LOSS)(1)...............................         (372)           38           (36)          (15)          289
    As percent of net sales..............................          (15)%           2%           (2)%          (1)%          10%
INCOME (LOSS) BEFORE TAXES(2)............................         (565)          (19)         (124)           30           298
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE(2),(3).........................         (980)           (8)          (81)           36           203
    As percent of net sales..............................          (40)%          --            (3)%           1%            7%
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE......           (5)         (167)           --            --            --

SHARE DATA FROM CONTINUING OPERATIONS:
BASIC EARNINGS (LOSS) PER SHARE FROM CONTINUING
  OPERATIONS(3)..........................................      $ (9.37)      $ (0.08)      $ (0.78)      $  0.34       $  1.83
DILUTED EARNINGS (LOSS) PER SHARE FROM CONTINUING
  OPERATIONS.............................................        (9.37)        (0.08)        (0.78)         0.34          1.77
DIVIDENDS PER SHARE......................................         0.00          0.04          0.04          0.04          0.04
TOTAL ASSETS--CONTINUING OPERATIONS......................        2,446         2,706         2,667         2,755         2,902
LONG-TERM DEBT(4)........................................          919           839           626           783           801
COMMON STOCK PRICE:
    HIGH.................................................         4.89         13.20         15.07         17.19         26.31
    LOW..................................................         0.23          2.81         11.25         10.38         13.50
    CLOSE................................................         0.37          3.63         14.02         12.00         15.44
PRICE/EARNINGS RATIO ON YEAR-END STOCK PRICE.............           --           (45)          (18)           35             9
NUMBER OF REGISTERED SHAREHOLDERS........................       31,183        32,878        34,668        36,703        39,171
YEAR-END SHARES OUTSTANDING..............................        104.6         104.7         104.5         102.9         109.5
SHARES REPURCHASED.......................................           .2            --            --           7.7           3.8
AVERAGE DAILY TRADING VOLUME (IN THOUSANDS)..............        1,456           649           358           518           458

OTHER DATA FROM CONTINUING OPERATIONS:
INTEREST EXPENSE.........................................      $   120       $    84       $    70       $    55       $    39
INCOME TAX EXPENSE (BENEFIT)(5)..........................          415           (11)          (43)           (6)           95
DEPRECIATION AND AMORTIZATION............................          137           134           143           152           147
CAPITAL EXPENDITURES.....................................           78            59            83           211           255
EMPLOYEES (YEAR-END).....................................        6,300         7,300         7,100         8,100         8,500

--------
(1)     Operating income (loss) includes restructuring charges and other items of $333 million in 2003, $22 million in 2002, $78 million in 2001, $158 million in 2000, and $61 million in 1999.

(2)     Income (loss) from continuing operations includes amortization expense which, under the provisions of SFAS
        No. 142, Goodwill and Other Intangible Assets, adopted on January 1, 2002, is no longer recognized of
        $12 million or $0.12 per share net of tax, and $10 million or $0.09 per share net of tax, in 2001 and 2000, respectively.

(3)     Income (loss) from continuing operations before cumulative effect of change in accounting principle includes restructuring charges and other items of $890 million, or $8.51 per share in 2003, $15 million, or $0.14 per share in 2002, $96 million, or $0.92 per share in 2001, $81 million, or $0.75 per share in 2000, and
        $38 million, or $0.33 per share in 1999.

(4)     Long-term debt as of December 31, 2003 includes $625 million of debt classified as subject to compromise in accordance with SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as a
        result of the Company's Chapter 11 bankruptcy filing in 2003.

(5)     Income tax expense (benefit) includes an increase in valuation allowances of $547 million in 2003,
        $11 million in 2001 and $7 million in 2000.

    See Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Condition and Liquidity under Item 7 for more information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in Item 8 of this Form 10-K.

OVERVIEW

    Solutia's reportable segments and their major products and services are as follows:

             PERFORMANCE PRODUCTS AND SERVICES                                      INTEGRATED NYLON
------------------------------------------------------------  ------------------------------------------------------------
SAFLEX(R) plastic interlayer                                  Nylon intermediate "building block" chemicals

Polyvinyl butyral for KEEPSAFE(R) and KEEPSAFE MAXIMUM(R)     Merchant polymer and nylon extrusion polymers, including
  laminated window glass                                        VYDYNE(R) and ASCEND(R)

LLUMAR(R), VISTA(R) and GILA(R) professional and retail       Carpet fibers, including the WEAR-DATED(R) and ULTRON(R)
  window films                                                  brands

VANCEVA(TM) plastic interlayer and films                      Industrial nylon fibers

Conductive and anti-reflective coated films and deep-dyed     ACRILAN(R) acrylic fibers for apparel, upholstery fabrics,
  films                                                         craft yarns and other applications

Industrial products, including THERMINOL(R) heat transfer fluids, DEQUEST(R) water treatment chemicals, SKYDROL(R) aviation hydraulic fluids, and chlorobenzenes

Services for process research and development, scale-up manufacturing and small volume licensed production for the pharmaceutical industry

    Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes (EBIT), which includes marketing, administrative, technological and amortization expenses and other income and expense items that can be directly attributable to the segment. Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, certain equity earnings from affiliates, interest expense, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment. See Note 23 to the consolidated financial statements for further information.

    Summary Results of Operations

    The discussions below and accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

    Net sales and operating income (loss) of the Company are as follows for the years ended December 31:

                                                                   2003         2002         2001
(dollars in millions)                                             ------       ------       ------
Net Sales...................................................      $2,430       $2,299       $2,322
                                                                  ======       ======       ======
Operating Income (Loss):
    Performance Products and Services Segment Profit
      (Loss)................................................      $  (39)      $   78       $   77
    Integrated Nylon Segment Profit (Loss)..................         (59)          24            6
        Less: Corporate Expenses............................        (268)         (61)        (121)
        Less: Equity (Earnings) Loss from Affiliates and
          Other (Income) Expense items included in Segment
          Profit (Loss).....................................          (6)          (3)           2
                                                                  ------       ------       ------
Operating Income (Loss).....................................      $ (372)      $   38       $  (36)
                                                                  ======       ======       ======
Charges included in Operating Income (Loss).................      $ (333)      $  (22)      $  (78)
                                                                  ======       ======       ======

    Solutia's net sales for 2003 were $2,430 million compared with net sales of $2,299 million in 2002. This approximate 6 percent increase in net sales reflects higher average selling prices of approximately
3 percent and favorable currency exchange rate fluctuations of approximately 3 percent. Sales volumes in 2003 were relatively comparable to 2002 levels. Net sales of $2,299 million in 2002 decreased 1 percent from 2001 net sales of $2,322 million. The net sales decrease reflected lower average selling prices of approximately 2 percent, partially offset by favorable currency exchange rate fluctuations of 1 percent. Sales volumes were essentially flat year over year. The lower average selling prices in 2002 were driven by unfavorable global economic conditions experienced during 2002.

    Operating loss was $372 million in 2003, compared to operating income of $38 million in 2002. As indicated in the preceding table, operating results for each year were affected by various charges, which are described in greater detail in the Results of Operations section below. The 2003 results were also impacted by higher raw material and energy costs, increased pension expense, higher environmental remediation expense, higher marketing, administrative and technological expenses and increased professional advisory fees, offset in part by higher net sales and benefits realized from operational cost reduction activities. The 2002 results were impacted by lower raw material and energy costs and lower personnel costs resulting from restructuring activities carried out during 2001, partially offset by manufacturing outages at the Chocolate Bayou Intermediates facility.

    Chapter 11 Proceedings

    On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

    The filing was made to restructure the Company's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs to allow the Company to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of legacy liabilities. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs have been an obstacle to Solutia's financial stability and success. While Solutia believes it will be able to significantly reduce the legacy liabilities through the bankruptcy process, there can be no certainty that it will be successful in doing so.

    Under Chapter 11, Solutia is operating its businesses as debtor-in-possession (DIP) under court protection from creditors and claimants. Since the filing, all orders sufficient to enable the Company to conduct normal business activities, including the approval of Solutia's DIP financing, have been entered by the bankruptcy court. While Solutia is subject to Chapter 11, all transactions outside the ordinary course of business will require the prior approval of the bankruptcy court.

    As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the bankruptcy court.

    Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock, and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization. Solutia is unable to estimate what recovery such a plan of reorganization will provide to holders of Solutia's outstanding debt securities. While Solutia filed for Chapter 11 in part to gain relief from the legacy liabilities it was required to assume when it was spun off from Pharmacia, the extent to which such relief will be achieved is uncertain at this time. It is also possible that pursuant to a plan of reorganization Solutia will agree to retain a portion of the legacy liabilities.

    Final DIP Financing
    -------------------

    On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a final $525 million DIP credit facility. This DIP facility consists of (i) a $50 million multiple draw term loan component; (ii) a $300 million single draw term loan component, which was drawn in full on the effective date of the facility; and (iii) a $175 million borrowing-based revolving credit component, which includes a $150 million letter of credit subfacility. See page 31 in the "Financial Condition and Liquidity" section in Item 7 below for additional information.

    Euronote Modification
    ---------------------

    Prior to Solutia's Chapter 11 filing, Solutia reached an agreement with the requisite holders of the Euronotes, issued by SESA and guaranteed by Solutia Inc., to restructure the Euronotes which among other changes eliminated certain cross-default provisions. On January 30, 2004, SESA successfully completed the restructuring. The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection. See page 32 "Financial Condition and Liquidity" section in Item 7 below for additional information.

    Going Concern
    -------------

    In order to exit Chapter 11 successfully, Solutia must propose and obtain confirmation by the bankruptcy court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Although the Company expects to file a plan of reorganization that provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that a plan of reorganization will be confirmed by the bankruptcy court or that any such plan will be implemented successfully.

    Financial Information
    ---------------------

    Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the year-ended December 31, 2003 is presented as follows:

                                                  Solutia and                                                      Solutia and
                                                Subsidiaries in       Subsidiaries not in                          Subsidiaries
                                                Reorganization          Reorganization          Eliminations       Consolidated
                                                ---------------       -------------------       ------------       ------------
Net sales.................................          $ 1,992                  $ 769                 $(331)            $ 2,430
Operating loss............................             (345)                   (48)                   21                (372)
Net loss..................................             (987)                   (62)                   62                (987)
Total assets..............................            2,114                    782                  (450)              2,446
Liabilities not subject to compromise.....            1,018                    646                  (314)              1,350
Liabilities subject to compromise.........            2,221                     --                    --               2,221
Total shareholders' equity (deficit)......           (1,125)                   136                  (136)             (1,125)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these consolidated financial statements, the Company has made its best estimates of certain amounts included in these consolidated financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management has discussed the development, selection and disclosure of these critical accounting policies and estimates with the Audit and Finance Committee of Solutia's Board of Directors.

    The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the consolidated financial statements and require assumptions that can be highly uncertain at the time the estimate is made. The Company considers the following items to be its critical accounting policies:

    * Environmental Remediation

    * Self-Insurance

    * Income Taxes

    * Impairment of Long-Lived Assets

    * Impairment of Goodwill and Indefinite-Lived Intangible Assets

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

    Environmental Remediation

    With respect to environmental remediation obligations, the Company's policy is to accrue costs for remediation of contaminated sites in the accounting period in which the obligation becomes probable and the cost is reasonably estimable. Cost estimates for remediation are developed by assessing, among other items, (i) the extent of the Company's contribution to the environmental matter; (ii) the number and financial viability of other potentially responsible parties; (iii) the scope of the anticipated remediation and monitoring plan; (iv) settlement offers received from governmental or private parties; and (v) the Company's past experience with similar matters. The Company's estimates of the environmental remediation reserve requirements typically fall within a range. If the Company believes no best estimate exists within a range of possible outcomes, in accordance with accounting guidance, the minimum loss is accrued. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from third parties.

    These estimates are critical because the Company must forecast environmental remediation activity into the future which is highly uncertain and requires a large degree of judgment. Therefore, the environmental reserves may materially differ from the actual liabilities if the Company's estimates prove to be inaccurate, which could materially affect earnings in a given period. Uncertainties related to recorded environmental liabilities include changing governmental policy and regulations, judicial proceedings, the number and financial viability of other potentially responsible parties, the method and extent of remediation, and future changes in technology. Because of these uncertainties, the range of possible outcomes for existing environmental remediation reserves could exceed the amounts recorded by approximately $30 million and could be below the amounts recorded by approximately $10 million. These valuations of future environmental costs do not contemplate the uncertainties inherent in the Company's bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future environmental costs cannot be reasonably determined at this time. Due to these uncertainties, certain of the environmental liabilities have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2003. The estimate for environmental liabilities is a critical accounting estimate for both reportable segments.

    Self-Insurance

    Solutia maintains self-insurance reserves to cover its estimated future legal costs, settlements and judgments related to workers' compensation, product, general, automobile and operations liability claims that are less than policy deductible amounts or not covered by insurance. Self-insured losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry, the Company's historical experience and certain case-specific reserves as required, including estimated legal costs. The maximum extent of the self-insurance provided by the Company and related insurance recoveries are dependent upon a number of factors including the facts and circumstances of individual cases and the terms and conditions of the commercial policies. Solutia has purchased commercial insurance in order to reduce its exposure to workers' compensation, product, general, automobile and property liability claims. Policies for periods prior to the spin-off are shared with Pharmacia. This insurance has varying policy limits and deductibles. When recovery from an insurance policy is considered probable, a receivable is recorded. Self insurance reserve estimates are critical because changes to the actuarial assumptions used in the development of these reserves can materially affect earnings in a given period and the Company must forecast loss activity into the distant future which is highly uncertain and requires a large degree of judgment.

    Actuarial reserve indications are projections of the remaining future payments for workers' compensation, product, general, automobile and operations liability claims for which Solutia is legally responsible. These projections are made in the context of an uncertain future where variations between estimated and actual amounts are attributable to many factors, including changes in operations, changes in judicial environments, shifts in the types or timing of the reporting of claims, changes in the frequency or severity of losses and random chance. The actuarial estimates of the reserve requirements fall within a range. The actuary's best estimate of the liability is near the middle of the actuary's range; accordingly, the Company has recorded the liability at this level. Solutia estimates that the high end of the range of possible outcomes exceeds the amounts recorded by approximately $15 million and the low end of the range of possible outcomes is approximately $15 million below the recorded amount. These valuations of future self-insurance costs do not contemplate the uncertainties inherent in the Company's bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future self-insurance costs cannot be reasonably determined at this time. Due to these uncertainties, all of the self insurance liabilities have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2003. The estimate for self-insurance reserves is a critical accounting estimate for both reportable segments.

    Income Taxes

    Solutia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Solutia records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Solutia has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Solutia were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Solutia determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The consolidated financial statements include increases in valuation allowances as a result of uncertainty created by the Company's Chapter 11 process.

    The Company's accounting for deferred tax consequences represents management's best estimate of future events that can be appropriately reflected in the accounting estimates. Changes in existing regulatory tax laws, rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

    Impairment of Long-Lived Assets

    Impairment tests of long-lived assets, including finite-lived intangible assets, are made when conditions indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. The Company's estimate of the cash flows is based on information available at that time including these and other factors: sales forecasts, customer trends, operating rates, raw material and energy prices and other global economic indicators and factors. If an impairment is indicated, the asset value is written down to its fair value based upon market prices or, if not available, upon discounted cash value, at an appropriate discount rate determined by the Company to be commensurate with the risk inherent in the business model. These estimates are critical because changes to the Company's assumptions used in the development of the impairment analyses can materially affect earnings in a given period and the Company must forecast cash flows into the future which is highly uncertain and requires a significant degree of judgment. The consolidated financial statements do not reflect any adjustments for the impairment of long-lived assets that may result as part of the approval and implementation of a plan of reorganization to be submitted as part of the Chapter 11 process. The estimate for impairment of long-lived assets is a critical accounting estimate for both reportable segments.

    Impairment of Goodwill and Indefinite-Lived Intangible Assets

    Goodwill and indefinite-lived intangible assets are reviewed for impairment annually under the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. Although as required by SFAS No. 142, impairment analyses are performed more frequently, if changes in circumstances indicate the carrying value may not be recoverable during the intervening period between annual impairment tests. The Company performs the review for impairment at the reporting unit level. The impairment assessment is completed by determining the fair values of the reporting units using income and market multiple approaches and comparing those fair values to the carrying values of the reporting units. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the reporting unit to all the assets and liabilities of that reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for this differential. This valuation process involves assumptions based upon management's best estimates and judgments that approximate the market conditions experienced at the time the impairment assessment is made. These assumptions include but are not limited to earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates. The consolidated financial statements do not reflect any adjustments for the impairment of goodwill and indefinite-lived intangible assets that may result as part of the approval and implementation of a plan of reorganization to be submitted as part of the Chapter 11 process. The estimate for impairment of goodwill and indefinite-lived intangible assets is a critical accounting estimate for the Performance Products and Services reportable segment. The Integrated Nylon reportable segment does not have goodwill or indefinite-lived intangible assets.

    Pension and Other Postretirement Benefits

    Under the provisions of SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pension, measurement of the obligations under the defined benefit pension plans and the other postemployement benefit
(OPEB) plans are subject to several significant estimates. These estimates include the rate of return on plan assets, the rate at which the future obligations are discounted to value the liability, rate of compensation increase for employees and health care cost trend rates. Additionally, the cost of providing benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation. Solutia typically uses actuaries to assist it in preparing these calculations and determining these assumptions. The Company's annual measurement date is December 31 for both the pension and OPEB plans.

    Historically, the Company has based its discount rate on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The Company estimates its assumed long-term rate of return on assets based on its historical rate of return experienced by the plan assets, adjusted for assumed asset allocation and forecasted capital market returns. The Company estimates the assumed trend rate for healthcare costs and the ultimate trend rate for healthcare costs based on projected increases in medical costs.

    If actual results differ from these assumptions, the cost of providing these benefits could materially increase or decrease. Refer to the "Employee Benefits" discussion on page 27 within Management's Discussion and Analysis below for the quantification of the sensitivity of hypothetical changes to these aforementioned critical assumptions underlying the valuation of pension and other postretirement benefits. In addition, these valuations of future pension and other postretirement costs do not contemplate the uncertainties inherent in the Company's bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future spending for these items cannot be reasonably determined at this time. Due to these uncertainties, all postretirement liabilities related to Solutia entities filing for Chapter 11 have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2003.

RESULTS OF OPERATIONS

  PERFORMANCE PRODUCTS AND SERVICES

                                                                   2003        2002       2001
(dollars in millions)                                             ------       ----       ----
Net Sales...................................................      $1,038       $974       $990
                                                                  ======       ====       ====

Segment Profit (Loss).......................................      $  (39)      $ 78       $ 77
                                                                  ======       ====       ====
    Charges included in Segment Profit (Loss)...............      $ (143)      $ --       $ (3)
                                                                  ======       ====       ====

    Net sales for Performance Products and Services were $1,038 million in 2003 compared with $974 million in 2002. This approximate 6 percent increase in 2003 net sales compared to 2002 resulted from higher sales volumes of approximately 2 percent and favorable currency exchange rate fluctuations of approximately 6 percent partially offset by lower average selling prices of approximately 2 percent. Sales volumes benefited from increases in SAFLEX(R) plastic interlayer products sales in the Asia Pacific and European markets, more than offsetting the significantly lower sales to a large SAFLEX(R) customer in the prior year. Net sales were positively affected by the strengthening euro and Australian dollar in relation to the U.S. dollar. Lower average selling prices in 2003 in comparison to 2002 reflected competitive pricing pressures in SAFLEX(R) plastic interlayer products offset in part by improved selling prices in chlorobenzenes.

    Net sales for Performance Products and Services were $974 million in 2002 compared with $990 million in 2001. The decrease in 2002 net sales relative to 2001 resulted from lower average selling prices of approximately 3 percent partially offset by favorable currency exchange rate fluctuations of approximately 2 percent. Lower average selling prices in 2002 versus 2001 reflected competitive pricing pressures in SAFLEX(R) plastic interlayer products and chlorobenzenes. Net sales were positively affected by the strengthening euro and Australian dollar in relation to the U.S. dollar. Sales volumes were essentially flat year over year as increased SAFLEX(R) plastic interlayer products sales volumes in the Asia Pacific markets were offset by significantly lower sales to a large Saflex customer during 2002. Additionally, higher sales volumes of CPFilms window film and precision coated products and DEQUEST(R) water treatment chemicals were offset by lower sales volumes of chlorobenzenes.

    The Performance Products and Services segment experienced a loss of $39 million in 2003 compared with a profit of $78 million in 2002. The segment loss for 2003 included $47 million of restructuring charges for workforce reductions, write-down of assets, and contract termination costs. Also included in the 2003 segment results is an asset impairment charge within the Pharmaceutical Services business line related to fixed assets of approximately $18 million. In addition, a charge of $78 million is included to write down goodwill and certain indefinite-lived and finite-lived intangible assets within the Pharmaceutical Services business line. These charges within the Pharmaceutical Services business line were precipitated by the declining estimates of forecasted results given current economic and market conditions within the pharmaceutical services business environment. See Notes 7 and 8 to the accompanying consolidated financial statements for further discussion of these impairment charges. Also included in the 2003 results compared to 2002 were benefits realized from operational cost reduction activities, higher net sales and lower marketing, administrative and technological spending, partially offset by higher raw material costs.

    Segment profit was $78 million in 2002 versus $77 million in 2001. Segment profit for 2001 included a fourth quarter charge of $3 million associated with the termination of the employment of a former owner of Pharmaceutical Services. Also included in the 2002 results compared to 2001 were lower net sales partially offset by lower raw material costs, lower amortization expense due to adoption of SFAS No. 142, the negative impact of the chlorobenzenes business due to the combination of lower sales volumes and sales prices, and lower personnel expense associated with restructuring activities carried out during 2001. The impact of significantly lower sales volumes to a large Saflex customer on segment profitability in 2002 was mostly offset by higher sales of SAFLEX(R) plastic interlayer products to other glass laminators, improved product mix and cost reductions.

  INTEGRATED NYLON

                                                                   2003         2002         2001
(dollars in millions)                                             ------       ------       ------
Net Sales...................................................      $1,392       $1,325       $1,332
                                                                  ======       ======       ======

Segment Profit (Loss).......................................      $  (59)      $   24       $    6
                                                                  ======       ======       ======
    Charges included in Segment Profit (Loss)...............      $   (5)      $   (5)      $  (12)
                                                                  ======       ======       ======

    Solutia's Integrated Nylon segment had net sales of $1,392 million in 2003 compared with $1,325 million in 2002. This 5 percent increase in 2003 net sales resulted primarily from higher average selling prices of approximately 5 percent partially offset by sales volume declines of less than 1 percent. Price increases occurred primarily in intermediate chemicals, as it benefited from formula-based sales contracts tied to raw material costs and higher pricing in the merchant acrylonitrile market. In addition, price benefits were experienced to a lesser extent in the remaining Integrated Nylon businesses. Acrylic fiber sales volumes declined due to weak U.S. demand in the textiles segment. Carpet fibers volumes increased, although there was an unfavorable change in mix, as demand for lower margin commodity products increased compared to the prior year. Nylon plastics and polymers experienced increased volumes, benefiting from reintegrated marketing responsibilities for the nylon molding resins business that were previously performed under a marketing alliance with Dow Plastics, a business unit of The Dow Chemical Company.

    Solutia's Integrated Nylon segment had net sales of $1,325 million in 2002 compared with $1,332 million in 2001. The 1 percent decrease in 2002 net sales primarily resulted from a decline in average selling prices in almost all businesses in this segment of approximately
2 percent, partially offset by sales volume improvements of less than 1 percent. The effects of a weak U.S. economy unfavorably impacted average selling prices in 2002. Increased sales volumes in nylon, plastics and polymers and intermediate chemicals were mostly offset by decreased volumes in nylon industrial products and carpet fiber. Sales volumes in nylon, plastics and polymers improved following Solutia's successful reintegration of the marketing responsibilities for the nylon molding resins business previously performed under a marketing alliance with Dow Plastics. In addition, the fibers businesses experienced unfavorable product mix.

    The Integrated Nylon segment experienced a loss of $59 million in 2003 compared to a profit of $24 million in 2002. The $5 million in charges included in the 2003 segment results were due to workforce reductions, whereas the $5 million charge included in 2002 segment results was due to the resolution of a construction dispute with the contractor of the Company's acrylonitrile plant in Alvin, Texas. Overall, segment profit decreased $83 million in comparing 2003 to 2002. This decline primarily resulted from higher raw material and energy costs of approximately $150 million which offset the effects of higher net sales and modestly lower manufacturing costs in the segment on a year over year basis. Raw material and energy costs were higher due to uncertain geopolitical factors and the declaration of force majeure for supply of propylene, a key raw material. Manufacturing operations were modestly favorable as a result of benefits resulting from cost containment activities completed in 2003, partially offset by slightly lower capacity utilization in Solutia's facilities for Intermediates and Acrilan(R) acrylic fibers.

    The Integrated Nylon segment's profit was $24 million in 2002 compared to $6 million in 2001. Included within the 2001 results were $12 million of charges to write down certain notes and accounts receivables primarily from insolvent textile fiber customers. Lower raw material and energy prices offset the effects of lower net sales in the segment on a year over year basis. In addition, lower personnel expense associated with restructuring activities carried out during 2001 significantly contributed to the increase in segment profit, partially offset by unscheduled outages at the Chocolate Bayou Intermediates facility during the second and third quarters of 2002.

  CORPORATE EXPENSES

                                                                  2003        2002       2001
(dollars in millions)                                             -----       ----       -----
Corporate Expenses..........................................      $ 268       $ 61       $ 121
                                                                  =====       ====       =====
    Charges included in Corporate Expenses..................      $(185)      $(17)      $ (66)
                                                                  =====       ====       =====

    Corporate expenses were $268 million in 2003 compared to $61 million in 2002. However, as indicated in the above table, corporate expenses for each year were affected by various charges. During 2003, Solutia recorded a $99 million charge related to the Company's share of the Anniston litigation settlement and to increase certain other litigation accruals, a $35 million charge for a non-cash pension settlement loss due to the significant amount of lump sum distributions from the pension plan during 2003, $27 million in charges for environmental remediation and funding of an educational trust related to the partial consent decree in Anniston, Alabama, a $20 million charge to increase environmental reserves related to exiting the Nitro, WV facility, and $4 million in severance charges for workforce reductions. During 2002, Solutia recorded a $17 million charge for a non-cash pension settlement loss due to the significant amount of lump sum distributions from the pension plan during 2002. Also included in the 2003 results compared to 2002 were increased pension expense in accordance with SFAS No. 87, higher environmental remediation expense, and increased professional advisory fees.

    Corporate expenses were $61 million in 2002 compared to $121 million in 2001. However, as indicated in the above table, corporate expenses for each year were affected by various charges. During the fourth quarter 2001, Solutia reached agreements with various state and federal agencies having enforcement authority on the nature, timing and extent of certain environmental remediation obligations. As a result, the 2001 corporate expenses included a charge of $34 million to increase environmental reserves. Actual costs to terminate certain European and North American management employees and certain employee benefit costs for involuntary terminations in 2001 were higher than the original estimates. As a result, Solutia recorded an additional restructuring charge of $9 million to cover these higher costs. In addition, Solutia modified its estimates of the aggregate liability for uninsured product liability claims based upon certain actuarial assumptions and historical experience. As a result, the Company recorded a charge of $20 million to increase self-insurance reserves in 2001. Solutia also recorded a loss contingency during 2001 of $3 million in corporate expenses due to certain unoccupied leased office space. Also included in the 2002 results compared to 2001 were lower personnel expense associated with restructuring activities carried out during 2001, partially offset by higher litigation expenses primarily due to the litigation in Anniston, Alabama.

  IMPAIRMENT OF INTANGIBLE ASSETS

    During the fourth quarter 2003, the Company recorded an impairment charge of $78 million within the Pharmaceutical Services reporting unit for the write down of goodwill, certain indefinite-lived intangible assets and certain finite-lived intangible assets. In accordance with SFAS No. 142, the impairment charge for goodwill and indefinite-lived intangible assets of $64 million was based upon fair value estimates of the reporting unit by third party specialists using income and market approaches. The $14 million impairment charge for certain finite-lived intangible assets was determined through the impairment test performed in accordance with SFAS No. 144, as more fully described in Note 7 to the accompanying consolidated financial statements. These impairment charges are both recorded in the Impairment of Intangible Assets line within the Statement of Consolidated Operations and are included within the results of operations of the Performance Products and Services operating segment.

  EQUITY EARNINGS (LOSS) FROM AFFILIATES

                                                                  2003       2002       2001
(dollars in millions and net of tax)                              ----       ----       ----
Flexsys L.P. Equity Earnings (Loss).........................      $(12)      $11        $ 12
Astaris LLC Equity Earnings (Loss)..........................       (72)        1         (36)
Advanced Elastomer Systems L.P. Equity Earnings.............        --         2          11
Other Equity Earnings (Loss) from Affiliates included in
  Reportable Segment Profit (Loss)..........................         1        (1)         --
                                                                  ----       ---        ----
Equity Earnings (Loss) from Affiliates......................      $(83)      $13        $(13)
                                                                  ====       ===        ====
    Charges included in Equity Earnings (Loss) from
      Affiliates............................................      $(89)      $(4)       $(41)
                                                                  ====       ===        ====

    Solutia records the equity earnings (loss) from affiliates net of income taxes. Equity losses from affiliates were $83 million in 2003 compared with equity earnings of $13 million in 2002. Equity earnings
(loss) from affiliates were affected by various items in each year.
During 2003, equity loss from affiliates was negatively affected by $89 million in charges resulting from (i) the Astaris joint venture for selective production asset and product rationalizations, including the Conda, Idaho, purified phosphoric acid facility, which performed significantly below expectations since its start-up in 2001;
(ii) restructuring charges related to production asset rationalization and certain plant closures at the Flexsys joint venture; (iii) severance charges at both the Flexsys and Astaris joint ventures; and (iv) in the fourth quarter 2003, the Flexsys joint venture recorded a charge related to litigation expenses. During 2002, the Flexsys joint venture recorded charges to write-down certain production assets to fair market value. Solutia's share of these charges was $4 million. Also included in the 2003 results compared to 2002 were lower earnings from Astaris and Flexsys. Astaris' earnings decreased as a result of lower volumes, lower selling prices and absence of revenue from electricity sales in 2003. Flexsys' earnings were negatively impacted by lower average selling prices, higher raw material costs and unfavorable currency exchange rates. In addition, equity earnings from affiliates in 2002 included
$2 million of earnings from Solutia's 50 percent share of the Advanced Elastomer Systems (AES) joint venture, which was sold to ExxonMobil Chemical Company, a division of ExxonMobil Corporation and Exxon
Chemical Asset Management Partnership, a subsidiary of ExxonMobil Corporation, during the first quarter of 2002.

    Equity earnings from affiliates were $13 million for 2002 compared to an equity loss from affiliates of $13 million in 2001. Equity earnings (loss) from affiliates were affected by various items in each year. In addition to the previously discussed 2002 charges, during 2001, the Astaris joint venture recorded charges associated with the closure of its elemental phosphorus production facility in Pocatello, Idaho. Solutia's share of these charges was approximately $37 million. Also in 2001, Flexsys recorded charges associated with the closure of its 4NDPA facility in Newport, Wales (U.K.). Solutia's share of these charges was approximately $4 million. Also included in the 2002 results compared to 2001 was the loss of income from the sale of Solutia's 50 percent interest in the AES joint venture and lower earnings from Flexsys. Lower earnings from Flexsys in 2002 resulted from restructuring activities, lower sales volumes and lower average selling prices. Astaris' 2002 earnings, while essentially flat with 2001, benefited from the sale of electricity under a multi-year electricity sales contract, offset by lower sales volumes, lower average selling prices and higher manufacturing cost variances.

  INTEREST EXPENSE

                                                                  2003       2002       2001
(dollars in millions)                                             ----       ----       ----
Interest Expense............................................      $120       $84        $70
                                                                  ====       ===        ===
Charges included in Interest Expense........................      $(14)      $--        $--
                                                                  ====       ===        ===

    The $36 million increase in interest expense in 2003 from 2002 resulted principally from the write-off of unamortized debt issuance costs of $14 million related to the credit facility retired in 2003, the full year effect of amortization of deferred debt issuance costs incurred during the second half of 2002 and higher interest rates associated with the credit facility and the senior secured notes compared to 2002. The $14 million increase from 2001 to 2002 primarily resulted from the amortization of deferred debt issuance costs incurred during the second half of 2002 and higher interest rates associated with the credit facility and the senior secured notes compared to 2001.

  OTHER INCOME (EXPENSE), NET

                                                                  2003       2002       2001
(dollars in millions)                                             ----       ----       ----
Other Income (Expense), net.................................      $11        $14        $(5)
                                                                  ===        ===        ===
    Other Income (Expense), net included in Reportable
     Segment Profit (Loss)..................................      $ 5        $ 4        $(2)
                                                                  ===        ===        ===
    Net Gains (Charges) included in Other Income (Expense),
     net....................................................      $ 4        $ 5        $(8)
                                                                  ===        ===        ===

    Other income, net in 2003 was $11 million compared to other income, net in 2002 of $14 million. However, each year was affected by various gains. During 2003, Solutia realized a benefit of $4 million related to the recovery of certain receivables, established prior to 1997, which had previously been written off. During 2002, Solutia sold its 50 percent interest in the AES joint venture resulting in a gain of $5 million. Also impacting the 2003 results compared to 2002 was reduced royalty income in 2003.

    Other income, net in 2002 was $14 million compared to other expense, net in 2001 of $5 million. However, each year was affected by various gains and charges. During 2002, Solutia sold its 50 percent interest in the AES joint venture resulting in a gain of $5 million. During 2001, Solutia recorded charges of $5 million to write down an e-commerce investment to its fair value based upon indicators that the loss in its value was permanent and $3 million in the Integrated Nylon segment to write off certain non-performing assets. Also impacting the 2002 results compared to 2001 were currency gains experienced during 2002.

  INCOME TAX EXPENSE (BENEFIT)

                                                                  2003       2002       2001
(dollars in millions)                                             ----       ----       ----
Income Tax Expense (Benefit)................................      $415       $(11)      $(43)
                                                                  ====       ====       ====
    Increase in Valuation Allowances included in Income Tax
      Expense (Benefit).....................................      $547       $ --       $ 11
                                                                  ====       ====       ====

    Solutia's effective income tax expense (benefit) rates were 74 percent in 2003 compared to (58) percent in 2002. However, 2003 was affected by an increase in valuation allowances of $580 million, of which $547 million was recorded in Income Tax Expense (Benefit) in the Statement of Consolidated Operations and $33 million was recorded in Other Comprehensive Loss in the Statement of Consolidated Comprehensive Loss. The additional valuation allowances were provided principally for the U.S. deferred tax assets as a result of the Company's Chapter 11 filing (as more fully described in Note 13 to the accompanying consolidated financial statements).

    Solutia's effective income tax benefit rates were 58 percent in 2002 compared to 35 percent in 2001. Items increasing Solutia's overall effective tax benefit rate in 2002 compared to 2001 include a greater percentage of after-tax equity earnings from affiliates and effective tax planning strategies impacting pre-tax operating income.

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation provides guidance related to identifying variable interest entities
(VIEs) and determining whether such entities should be consolidated. The Interpretation must be applied immediately to VIEs created, or interests in VIEs obtained, after January 31, 2003. For those VIEs created, or interests in VIEs obtained, on or before January 31, 2003, the guidance in the Interpretation must be applied in the first fiscal year or interim period beginning after December 15, 2003. The Company early adopted the provisions of the Interpretation for VIEs obtained on or before January 31, 2003, during the third quarter 2003. There have been no VIEs created, or interests in VIEs obtained, after January 31, 2003.

    The Company has one operating lease related to its corporate headquarters in St. Louis, Missouri, entered into in 1999, that qualifies as a VIE under this Interpretation. Based on the current terms of the lease agreement and the residual value guarantee the Company provides to the lessor, the Company concluded it is the primary beneficiary of the VIE. The residual value guarantee is $35 million as of December 31, 2003. As a result, the Company consolidated the property, plant and equipment of $37 million and long-term debt of $43 million held by this VIE, and recorded minority interest of $1 million and a resulting after-tax charge of $5 million, reported as a cumulative effect of a change in accounting principle, net of tax.

    Effective January 1, 2002, Solutia adopted SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Fair value measurements of the reporting units were estimated by a third-party specialist utilizing both income and market multiple approaches. Based on this analysis, Solutia recorded an impairment loss of $167 million during 2002 for the resins, additives and adhesives businesses (which is presented as discontinued operations) due to declining estimates of future results given current economic and market conditions. The goodwill impairment charge was non-deductible for tax purposes and is reflected as the cumulative effect of change in accounting principle in the Statement of Consolidated Operations.

  SUMMARY OF EVENTS AFFECTING COMPARABILITY

    Charges and gains recorded in 2003, 2002 and 2001 and other events affecting comparability have been summarized in the tables below
(dollars in millions).

                                                                                             2003
                                                                ---------------------------------------------------------------
                                                                Performance
                                                                 Products
                                                                    and           Integrated       Corporate/        Consoli-
                   Increase/(Decrease)                           Services           Nylon            Other             dated
                   -------------------                          -----------       ----------       ----------       -----------
IMPACT ON:
Cost of goods sold........................................         $  37             $ 5             $  --          $  42   (a)
                                                                      18                                               18   (b)
                                                                                                        27             27   (c)
                                                                                                        26             26   (d)
                                                                                                        99             99   (e)
                                                                                                        20             20   (f)
                                                                   -----             ---             -----          -----
Total cost of goods sold..................................            55               5               172            232
Marketing.................................................             2                                                2   (a)
                                                                                                         2              2   (d)
Administrative............................................             2                                 4              6   (a)
                                                                                                         4              4   (d)
Technological.............................................             6                                                6   (a)
                                                                                                         3              3   (d)
Impairment of intangible assets...........................            78                                               78   (g)
                                                                   -----             ---             -----          -----
OPERATING LOSS IMPACT.....................................          (143)             (5)             (185)          (333)

Equity loss from affiliates, net of tax...................                                             (89)           (89)  (h)
Interest expense..........................................                                             (14)           (14)  (i)
Other income, net.........................................                                               4              4   (j)
                                                                   -----             ---             -----          -----
PRE-TAX INCOME STATEMENT IMPACT...........................         $(143)            $(5)            $(284)          (432)
                                                                   =====             ===             =====
Income tax expense........................................                                                            458   (k)
                                                                                                                    -----
AFTER-TAX INCOME STATEMENT IMPACT.........................                                                          $(890)
                                                                                                                    =====

---------
  2003 CHARGES, GAINS AND OTHER EVENTS

(a)     Restructuring charges for workforce reductions of approximately 530 positions across all world areas and functions of the Company, write-down of assets, and contract termination costs ($56 million pre-tax and after-tax--see note (k) below).

(b)     Asset impairment of fixed assets in the Pharmaceutical Services business line in accordance with SFAS
        No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ($18 million pre-tax, $16 million after-tax).

(c)     Charge for environmental remediation and funding for an educational trust related to the partial consent decree in Anniston, Alabama ($27 million pre-tax and after-tax see note (k) below).

(d)     Pension settlement loss as required by SFAS No. 88, Employers' Accounting for Settlements and Curtailments of
        Defined Benefit Pension Plans and for Termination Benefits ($35 million pre-tax and after-tax--see note (k)
        below).

(e)     Charge related to the Company's share of the Anniston litigation settlement and to increase certain other litigation accruals ($99 million pre-tax and after-tax--see note (k) below).

(f)     Increase to environmental reserve related to exiting the Nitro, WV facility ($20 million pre-tax and after-tax--see note (k) below).

(g)     Writedown of non-deductible goodwill and other indefinite-lived intangible assets in accordance with SFAS No.
        142 ($64 million pre-tax) and of finite-lived intangible assets in accordance with SFAS No. 144 ($14 million pre-tax); both charges within the Pharmaceutical Services business line.

(h)     Restructuring and litigation charges incurred at the Flexsys and Astaris joint ventures related to asset impairments, severance charges, and litigation expenses ($89 million after-tax).

(i)     Writeoff of unamortized debt issuance cost related to the credit facility refinanced during 2003 ($14 million pre-tax and after-tax--see note (k) below).

(j)     Recovery of certain receivables, established prior to 1997, which had previously been written off ($4 million pre-tax and after-tax--see note (k) below).

(k)     With the exception of items (b) and (g) above that relate to ex-U.S. operations, the above items are considered to have the same pre-tax and after-tax impact as the tax benefit or expense realized from the losses or gains, respectively, are offset by the increase in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery as a result of the Chapter 11 filing.




                                                                                             2002
                                                                ---------------------------------------------------------------
                                                                Performance
                                                                  Products         Integrated       Corporate/        Consoli-
                   Increase/(Decrease)                          and Services         Nylon            Other            dated
                   -------------------                          ------------       ----------       ----------       ----------
IMPACT ON:
Cost of goods sold........................................          $                 $ 5             $              $  5   (l)
                                                                                                         12            12   (m)
                                                                    ----              ---             -----          ----
Total cost of goods sold..................................            --                5                12            17
Marketing, administrative, technological and amortization
  expenses................................................                                                5             5   (m)
                                                                    ----              ---             -----          ----
OPERATING INCOME IMPACT...................................            --               (5)              (17)          (22)

Equity earnings from affiliates, net of tax...............                                               (4)           (4)  (n)
Other income, net.........................................                                                5             5   (o)
                                                                    ----              ---             -----          ----
PRE-TAX INCOME STATEMENT IMPACT...........................          $ --              $(5)            $ (16)          (21)
                                                                    ====              ===             =====
Income tax benefit........................................                                                             (6)
                                                                                                                     ----
AFTER-TAX INCOME STATEMENT IMPACT.........................                                                           $(15)
                                                                                                                     ====

---------
  2002 CHARGES, GAINS AND OTHER EVENTS

(l)     Charges related to the resolution of a construction dispute with the contractor of the acrylonitrile plant in
        Alvin (Chocolate Bayou), Texas ($5 million pre-tax, $3 million after-tax, or $0.03 per share).

(m)     As required by SFAS No. 88, the Company recorded a non-cash pension settlement loss because of the significant amount of lump sum distributions from the pension plan during 2002 ($17 million pre-tax,
        $11 million after-tax, or $0.11 per share).

(n)     Charges for the Flexsys joint venture related to the write-down of production assets to fair market
        ($4 million after-tax, or $0.04 per share).

(o)     Gain resulting from the sale of the Company's 50 percent interest in the AES joint venture ($5 million,
        $3 million after-tax, or $0.03 per share).

                                                                                             2001
                                                                ---------------------------------------------------------------
                                                                Performance
                                                                 Products
                                                                    and           Integrated       Corporate/        Consoli-
                   Increase/(Decrease)                           Services           Nylon            Other             dated
                   -------------------                          -----------       ----------       ----------       -----------
IMPACT ON:
Cost of goods sold........................................          $ 2              $               $              $   2   (p)
                                                                                                        54             54   (r)
                                                                                                         9              9   (s)
                                                                    ---              ----            -----          -----
Total cost of goods sold..................................            2                --               63             65
Marketing, administrative, technological and amortization
  expenses................................................            1                                                 1   (p)
                                                                                        9                               9   (q)
                                                                                                         3              3   (t)
                                                                    ---              ----            -----          -----
OPERATING LOSS IMPACT.....................................           (3)               (9)             (66)           (78)

Equity loss from affiliates, net of tax...................                                             (37)           (37)  (u)
                                                                                                        (4)            (4)  (v)
Other income, net.........................................                             (3)                             (3)  (q)
                                                                                                        (5)            (5)  (w)
                                                                    ---              ----            -----          -----
PRE-TAX INCOME STATEMENT IMPACT...........................          $(3)             $(12)           $(112)          (127)
                                                                    ===              ====            =====
Income tax benefit........................................                                                            (31)
                                                                                                                    -----
AFTER-TAX INCOME STATEMENT IMPACT.........................                                                          $ (96)
                                                                                                                    =====

---------
  2001 CHARGES AND OTHER EVENTS

(p)     Charges related to the termination of a former Carbogen owner ($3 million pre-tax, $2 million after-tax, or
        $0.02 per share).

(q)     Charges to write down certain notes, primarily from textile fiber customers, and to write down certain non-performing assets ($12 million pre-tax, $8 million after-tax, or $0.07 per share).

(r)     Charges to increase environmental and self-insurance reserves ($54 million pre-tax, $34 million after-tax, or
        $0.33 per share).

(s)     Additional severance charges recorded to cover cost overruns associated with the 2001 restructuring program
        ($9 million pre-tax, $6 million after-tax, or $0.06 per share).

(t)     A loss contingency due to certain unoccupied leased office space ($3 million pre-tax, $2 million after-tax, or $0.02 per share).

(u)     Charges for the closure of Astaris' elemental phosphorus production facility in Pocatello, Idaho ($37 million after-tax, or $0.35 per share).

(v)     Charges for the closure of Flexsys' 4NDPA manufacturing facility in the Newport, Wales (U.K.) ($4 million after-tax, or $0.04 per share).

(w)     A charge to write down the value of an e-commerce investment based upon indicators that the loss in its value was permanent ($5 million pre-tax, $3 million after-tax, or $0.03 per share).

ENVIRONMENTAL MATTERS

    Solutia continues its strong commitment to comply with laws and government regulations concerning environmental, safety and health matters in the United States and other countries. U.S. environmental legislation that has a particular impact on the Company includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund). The Company is also subject to the Occupational Safety and Health Act and regulations of the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters. The EPA, OSHA and other federal agencies have the authority to promulgate regulations that have an impact on the Company's operations. In addition to these federal activities, various states have been delegated certain authority under several of these federal statutes and have adopted environmental, safety and health laws and regulations. State or federal agencies having lead enforcement authority may seek fines and penalties for violation of these laws and regulations.

    Solutia is dedicated to long-term environmental protection and compliance programs that reduce and monitor emissions of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns. Solutia is among the leaders in Responsible Care, the chemical industry's performance-enhancement program.

    Expenditures in 2003 were approximately $7 million for environmental capital projects and approximately $96 million for the management of environmental programs. Included in environmental program management is the operation and maintenance of current operating facilities for environmental control, which is expensed in the period incurred, and $33 million for remediation activity, which was charged against recorded environmental liabilities. Recoveries from third parties were $4 million in 2003 and $5 million in 2002, with no recoveries in 2001.

    Environmental compliance and remediation costs incurred by the Company fall into two broad categories: (a) obligations related to properties currently owned or operated by Solutia and (b) obligations related to properties that are not owned by Solutia, including non-owned properties adjacent to current operating sites. For the owned and operated sites, Solutia had an accrued liability of $81 million as of December 31, 2003 for solid and hazardous waste remediation, which represents the Company's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Statement of Financial Position because, irrespective of the bankruptcy proceedings, the Company will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, the Company ultimately expects to seek recovery against other potentially responsible parties at certain of these locations. Solutia spent $19 million in 2003 for remediation of these properties. In 2004, the Company anticipates spending approximately
$17 million related to these properties currently owned or operated by Solutia.

    The Company had an accrued liability of $85 million as of December 31, 2003 for properties not owned or operated by Solutia. Included within this liability classification is the $24 million charge taken in the second quarter related to the partial consent decree approved by the U.S. District Court for the Northern District of Alabama with respect to properties adjacent to the Anniston, Alabama operating site. This decree requires an expedited residential cleanup of identified properties to achieve the EPA's cleanup standard, and performance of a Remedial Investigation and Feasibility Study (RI/FS). The RI/FS to be performed under the partial consent decree will outline the work that will lead to a comprehensive approach to the cleanup of polychlorinated biphenyls
(PCBs) in waterways and commercial properties in the Anniston area. This liability is classified as subject to compromise in the Statement of Financial Position as the Company currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process.
The EPA is currently contesting this view. During 2003, $14 million was expended for remediation of properties not owned by the Company.

    Given the inherent uncertainties associated with the bankruptcy process, and the prominence which these liabilities have in the legal proceedings, the Company cannot forecast its level of spending or expense in 2004, or any anticipated recoveries in 2004 as it relates to past or current remediation activities for obligations related to properties that are not owned by Solutia, including non-owned properties adjacent to current operating sites. However, the Company can predict future spending and expense for obligations related to properties currently owned or operated by Solutia and accordingly, these spending amounts are included in the contractual obligations table in the Commitments section of Management's Discussion and Analysis below. Furthermore, in addition to the bankruptcy court proceedings, the Company's environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, method and extent of remediation, existence of other potentially responsible parties and future changes in technology. The Company believes that known and unknown environmental matters, when ultimately resolved, which may be over an extended period of time, could have a material effect on the consolidated financial position, liquidity and results of operations of the Company.

SELF-INSURANCE

    As discussed in Item 3 to this report, because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of Solutia's spin-off from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization.
As a result, Solutia has ceased performance of these obligations.
Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 case.

    Since the spin-off, Solutia has been responsible for bearing the costs associated with various toxic tort lawsuits related to PCBs, premises-based asbestos and other chemical exposures from the conduct of the historic chemical business of Pharmacia. At the time of the Chapter 11 filing, Solutia was defending approximately 520 asbestos actions (involving an estimated 3,500 to 4,500 plaintiffs) brought against Pharmacia. In addition, notwithstanding the recent settlement of cases relating to the Anniston plant site, Solutia was defending approximately
30 cases involving alleged exposure from PCB's manufactured by Pharmacia prior to the spin-off. Solutia was also defending approximately
100 general and product liability claims brought against Pharmacia.

    Solutia had an accrued liability of $156 million as of December 31, 2003 and $102 million as of December 31, 2002 for self-insurance liabilities. Self-insurance expense was $82 million in 2003, $25 million in 2002, and $40 million in 2001. The increase in self-insurance expense in 2003 compared with 2002 was principally a result of an increase in the existing reserve levels up to the discounted settlement amount in the Anniston PCB litigation settlement, additional legal expenses and an increase to account for the change in insurance recovery assumptions resulting from the exhaustion of certain insurance policies. Cash payments for these matters were $50 million in 2003, $47 million in 2002, and $34 million in 2001, whereas recoveries from insurance carriers were $8 million in 2003, $16 million in 2002, and $10 million in 2001.

    Claims for legal matters arising prior to the Company's Chapter 11 filing will be addressed in the bankruptcy proceedings. As a result of the Chapter 11 petition, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Company outside of the bankruptcy court process. Consequently, the Company's accrued liability for self-insurance has been classified entirely as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2003. In general, all claims against the Company that seek a recovery of assets of the Company's estate will be addressed in the Chapter 11 process and paid only pursuant to the terms of a confirmed plan of reorganization. Accordingly, the Company cannot forecast the level of future self-insurance spending and anticipated levels of recoveries based upon the inherent uncertainty underlying the bankruptcy proceedings.

EMPLOYEE BENEFITS

    Employee benefits include noncontributory defined benefit pension plans and other postemployment programs that provide certain health care and life insurance benefits (OPEB). The Company also has stock option plans covering officers and employees and a non-employee director compensation plan for non-employee members of Solutia's Board of Directors.

    Under the provisions of SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pension, measurement of the obligations under the defined benefit pension plans and the OPEB plans are subject to a number of assumptions. These include the rate of return on pension plan assets, health care cost trend rates and the rate at which the future obligations are discounted to value the liability at December 31st of each year presented in the Statement of Consolidated Financial Position. The amounts reflected in the consolidated financial statements and accompanying notes do not reflect the impact of any changes to the benefit plans that might be contemplated as a result of the bankruptcy filing. Due to the inherent uncertainty involved with the Chapter 11 proceedings, the recorded amounts related to the Company's domestic pension plans, as well as other domestic postretirement plans, have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2003.

    Pension expense in accordance with SFAS No. 87 was $42 million in 2003, $23 million in 2002, and $19 million in 2001 and expense for OPEB was $55 million in 2003, $57 million in 2002, and $58 million in 2001. During 2003, Solutia recorded a $35 million pre-tax pension settlement loss, as required by SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The settlement loss resulted from the significant amount of lump sum distributions from Solutia's domestic pension plans during 2003, primarily relating to workforce reductions. In 2002, Solutia recorded a pre-tax pension settlement charge of $17 million also resulting from a significant amount of lump sum distributions experienced during that year.

    The expected long-term rate of return on pension plan assets assumption was 9.0 percent in 2003 and is anticipated to be 9.0 percent in 2004. The expected long-term rate of return on pension plan assets assumption is based on the target asset allocation policy and the expected future rates of return on these assets. See Note 16 to the accompanying consolidated financial statements for the Company's historical and target allocation of plan assets for the pension plans. A hypothetical 25 basis point change in the assumed long-term rate of return would result in an increase of approximately $2 million to pension expense.

    The discount rate used to remeasure the pension and other postretirement benefits obligations was 6.25 percent in 2003 and
6.75 percent in 2002. A hypothetical 25 basis point change in the discount rate results in a change of approximately $22 million in the pension projected benefit obligation and approximately a $1 million change in pension expense. A hypothetical 25 basis point change in the discount rate results in a change of approximately $12 million in the accumulated benefit obligation for the OPEB plans and less than approximately $1 million change to OPEB expense.

    The Company estimated the five-year assumed trend rate for healthcare costs to be 9 percent and the ultimate trend rate for healthcare costs to be 5 percent in 2003. The rate is assumed to decrease to 5 percent by 2008 and remain at that level thereafter.
A 1 percent change in the assumed health care cost trend rate would have changed postretirement benefit obligation by $2 million as of December 31, 2003 and would have had a less than $1 million change to OPEB expense. Solutia's costs for postretirement medical benefits are capped for many current retirees and for active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

    As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, based on their intrinsic value at the date of grant. Because options are granted at market value, there is no intrinsic value and resultant compensation expense. If the Company had accounted for options based on the method proscribed by SFAS No. 123, pro-forma loss would have been increased by approximately $5 million in 2003, $7 million in 2002, and $8 million in 2001. This valuation methodology provides an estimate of fair value that encapsulates a number of management estimates, including estimated option life and future volatility. Changes in these assumptions could significantly impact the estimated fair value of the options. In addition, Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock, and that it is unlikely that holders of options to purchase Solutia's common stock will receive any consideration for those options in such a plan of reorganization.

    Pension Plan Funded Status

    The majority of Solutia's employees are covered under noncontributory defined benefit pension plans. The pension plans are funded in accordance with Solutia's long-range projections of the plan's financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations. The amount of pension plan underfunding in the pension plans decreased to $516 million as of December 31, 2003 from $587 million as of December 31, 2002.

    Solutia is actively managing funding of its pension plans in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). No contributions were made during 2003 to the qualified pension plan. In 2002, Solutia made discretionary contributions of $17 million to the qualified pension plan to reduce the probability of larger contribution requirements in the future and to utilize available tax benefits. In addition, the Company contributed
$7 million in 2003 and 2002, respectively, to fund its other benefit plans. According to current IRS funding rules, Solutia does not expect to be required to make pension contributions in 2004. However, the Company may elect to make voluntary contributions to the Pension trust in 2004 in order to minimize future required contributions.

DERIVATIVE FINANCIAL INSTRUMENTS

    Solutia's business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, Solutia enters into various hedging transactions that enable it to alleviate the adverse effects of financial market risk. Solutia's hedging transactions are carried out under policies and procedures approved by the Audit and Finance Committee of the Board of Directors, which do not permit the purchase or holding of any derivative financial instruments for trading purposes. Notes 2 and 9 to the accompanying consolidated financial statements include further discussion of the Company's accounting policies for financial instruments.

    Foreign Currency Exchange Rate Risk

    Solutia manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. Solutia uses foreign currency hedging instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business. Solutia primarily uses forward exchange contracts and purchased options to hedge these risks with maturities of less than 18 months. Solutia also enters into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. Corporate policy prescribes the range of allowable hedging activity and what hedging instruments the Company is permitted to use. Because the counterparties to these contracts are major international financing institutions, credit risk arising from these contracts is not significant, and Solutia does not anticipate any counterparty losses.

    At December 31, 2003, Solutia had currency forward contracts to purchase and sell $186 million of currencies, principally the euro and United Kingdom Pound-Sterling, with average maturities of six months. Based on the Company's overall currency rate exposure at December 31, 2003, including derivative and other foreign currency sensitive instruments, a 10 percent adverse change in quoted foreign currency rates of these instruments would result in an immaterial change in fair value of these instruments. This is consistent with the overall foreign currency exchange rate exposure at December 31, 2002.

    Interest Rate Risk

    Interest rate risk is primarily related to changes in the fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia believes its current debt structure appropriately protects the Company from changes in interest rates and does not actively use any contracts to manage interest rate risk. A 1 percent increase in the Prime lending rate would have increased interest expense by approximately $4 million during 2003, assuming the debt composition at December 31, 2003 was consistent throughout the year. The variable component of total debt outstanding at December 31, 2003 was comprised entirely of debt classified as not subject to compromise. This is consistent with the overall interest rate exposure at December 31, 2002. There were no interest rate risk hedging instruments outstanding as of December 31, 2003.

    Commodity Price Risk

    Certain raw materials and energy sources used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Historically, Solutia routinely used forward and option contracts to manage a portion of the volatility related to anticipated energy purchases. However, there were no commodity forward or option contracts outstanding as of December 31, 2003.

RESTRUCTURING ACTIVITIES

    During 2003, the Company recorded restructuring and severance charges of $56 million. The restructuring charges resulted from the Company's continued strategic evaluation of its businesses, and the resulting decisions to shut down certain operations due to various market and economic conditions. Included in these restructuring charges was $22 million of severance charges associated with ongoing workforce reductions precipitated by the sale of the resins, additives and adhesives businesses and other ongoing cost reduction initiatives;
$17 million of asset write-downs; $14 million related to non-cancellable operating leases, because the Company is no longer fully utilizing the properties underlying these leases; and $3 million in contract termination costs. As a result of the aforementioned severance actions, Solutia reduced its workforce by approximately 530 positions. Cash outlays associated with the restructuring actions were funded from operations. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately 10 percent affected European, Asian and Latin American operations. Management positions represented approximately 30 percent of the workforce reductions.

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

FINANCIAL CONDITION AND LIQUIDITY

    As discussed above, the Company is operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the continuation of the bankruptcy proceedings, the Company believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. The Company's access to additional financing while in the Chapter 11 bankruptcy process will likely be very limited.

    Financial Analysis

    Divestiture proceeds and borrowings from the Company's revolving credit facilities and the interim DIP facility provided the primary source of funds to finance operating needs and capital expenditures during 2003. Cash used in continuing operations was $25 million in 2003 compared to cash provided by continuing operations of $127 million in 2002. The decrease was primarily attributable to lower earnings, vendor term compression, a $60 million income-tax refund received during the first quarter 2002, partially offset by a $25 million advance payment received from Monsanto during the third quarter 2003. In 2002, cash generated from continuing operations increased $101 million from $26 million in 2001. The improvement was primarily attributable to higher income tax refunds, lower working capital, stronger operating earnings and lower severance payments.

    Capital spending was $78 million in 2003, compared to $59 million in 2002. The increase resulted primarily from the purchase of the co-generation facility in Pensacola, Florida, for approximately
$32 million, which was required as a result of the sale of the resins, additives and adhesives businesses. The remaining expenditures were used to fund various minor capital improvements, as well as certain cost reduction projects. Spending decreased $24 million in 2002 compared to $83 million in 2001. These expenditures were used to fund various cost reduction, maintenance and revenue growth expansion projects. In 2004, the Company expects capital spending will be approximately $60 million. Approximately $14 million of estimated capital requirements were committed at December 31, 2003.

    The Company continued to divest certain non-strategic businesses in order to focus resources on core businesses. The proceeds from these and other asset sales generated $479 million in 2003, $109 million in 2002, and $9 million in 2001. During 2003, net proceeds included the sale of the resins, additives and adhesives businesses of $474 million, which were included in cash provided by discontinued operations. Proceeds generated in 2002 included the sale of the Company's 50 percent interest in the AES joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation, for approximately $102 million.

    Net cash used for acquisitions completed during 2002 totaled approximately $5 million for the purchase of Axio Research Corporation, a contract research organization providing clinical trial design and data management. There were no acquisitions in 2003 or 2001.

    Solutia used approximately $63 million in 2003, $30 million in 2002 and $31 million in 2001 for investment payments to keep the Astaris joint venture in compliance with its financial covenants. On October 8, 2003, Solutia and Astaris amended its external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 million letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris as of October 8, 2003. The agreement was also amended to provide for a dollar-for-dollar reduction of the Astaris lenders' commitments with future payments made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment provides a $67 million limitation for each of Solutia and FMC on future funding in the event the joint venture continues to fail to meet certain financial benchmarks. Solutia's $67 million letter of credit will also reduce dollar-for-dollar as future payments are made by Solutia under its existing support agreement. The remaining commitment to Astaris as of December 31, 2003 is $51 million. This amount is recorded as a liability in the Statement of Consolidated Financial Position in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

    Total debt of $1,280 million, including $625 million subject to compromise and $655 million not subject to compromise, increased by $83 million at December 31, 2003, compared to $1,197 million at December 31, 2002. This increase in total debt from 2002 was principally a result of the consolidation of $43 million of long-term debt in 2003 resulting from the adoption of FASB Interpretation No. 46 (see Note 12 to the accompanying consolidated financial statements), and $43 million increase in the outstanding Euronotes in 2003 due to the weakening of the U.S. dollar relative to the euro. The use of divestiture proceeds to pay down outstanding credit facility borrowings of approximately
$358 million in 2003 was essentially offset by $361 million of additional credit facility borrowings during 2003.

    Solutia's working capital from continuing operations increased by $331 million to $61 million at December 31, 2003, compared to negative
$270 million at December 31, 2002. This increase in working capital resulted principally from the classification of approximately
$340 million of liabilities as subject to compromise, as of December 31, 2003, that would have been otherwise classified as current liabilities if the Company had not filed for Chapter 11 protection. See Note 3 to the accompanying consolidated financial statements for discussion of liabilities subject to compromise. Working capital was negative
$279 million including both the liabilities not subject to compromise and the above noted liabilities subject to compromise that would have been current as of December 31, 2003. This is relatively consistent with the December 31, 2002 amount of negative $270 million.

    Solutia had a shareholders' deficit of $1,125 million at December 31, 2003 compared to a deficit of $249 million at December 31, 2002.
Shareholders' deficit increased principally due to 2003 losses of $987 million, partially offset by favorable currency translation adjustments, principally related to the increase in value of the euro in relation to the U.S. dollar, and the warrants valued at $37 million that Solutia issued in 2003 to Monsanto relating to the Anniston litigation settlement.

    The weighted average interest rate on Solutia's total debt outstanding at December 31, 2003, was approximately 8.9 percent compared to 7.8 percent at December 31, 2002. Excluding debt subject to compromise, the weighted average interest rate on total debt was
9.3 percent
at December 31, 2003. While operating as a debtor-in-possession during the Chapter 11 proceedings, the Company has ceased paying interest on all unsecured pre-petition indebtedness.

    As a result of the Chapter 11 filing, the Company was in default on all its debt agreements as of December 31, 2003, with the exception of the interim DIP financing arrangement described below. In addition, subsequent to the Company's bankruptcy filing, Moody's Investors Ratings Services withdrew all ratings for the Company and its related debt securities. Standard & Poor's lowered its ratings on the Company and related U.S. dollar denominated debt securities to a D rating and raised its rating from CCC- to CCC+ on the Euronotes issued by SESA.

    At December 31, 2003, all of the Company's liquidity was in the form of cash in the amount of $159 million, of which $34 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings. As of the funding date of the final DIP facility (described below) on January 21, 2004, total liquidity was approximately
$250 million, including approximately $115 million of availability under the credit facility and approximately $135 million of cash on-hand.

    Prior and Current Credit Facilities

    October 2003 Credit Facility
    ----------------------------

    On October 8, 2003, Solutia entered into a new $350 million credit facility. The proceeds of the loans made under the facility were used to retire the Company's pre-existing bank debt and for general working capital purposes, including fees and expenses related to the credit facility. The amount of outstanding borrowings under the credit facility as of December 31, 2003 was approximately $286 million. The facility was paid in full and cancelled as part of the final DIP facility entered into by the Company on January 16, 2004, as more fully described below.

    The October 2003 credit facility consisted of (i) a $150 million revolving credit component available for borrowing or for the issuance of letters of credit and (ii) a $200 million term loan. The revolving credit component only became available when the term loan was fully drawn. Availability under the revolving credit component was subject to a working capital borrowing base formula and limited to a maximum of $150 million. A component of the term loan was scheduled to amortize at the rate of $833,333 per month starting in April 2004. The credit facility was subject to various mandatory commitment reductions and prepayments in connection with asset sales, equity issuances, receipt of extraordinary proceeds and certain other events.

    Certain of the Company's substantial manufacturing facilities which formerly secured, among other things, Solutia's bank debt, its keepwell obligations with respect to the Astaris credit agreement, and obligations of Solutia relative to various public debentures were not included as collateral for the October 2003 credit facility. The release of the liens upon these properties resulted in three series of Solutia debt instruments reverting from secured debt to unsecured debt: its 6.72%, 2037 debentures which, but for the protection afforded by the Chapter 11 proceedings, are puttable in October 2004 ($150 million outstanding); its guaranty of its subsidiary SESA's 6.25%, Feb. 2005 Euronotes ((euro) 200 million outstanding); and its 7.375%, October 2027 debentures ($300 million outstanding). These debt instruments were unsecured when issued but, as a result of "equal and ratable" clauses in their indentures, became secured in 2002, in accordance with their governing documents, when liens on certain property, plant and equipment securing debt in an amount greater than 15 percent of Solutia's consolidated net tangible assets were granted to Solutia's bank group and to the Astaris lenders. Upon completion of the October 2003 credit facility, the above debt instruments, which aggregated approximately $680 million, reverted to unsecured status.

    Interim DIP Financing
    ---------------------

    On December 19, 2003, the U.S. Bankruptcy Court entered an interim order authorizing Solutia to borrow up to $85 million of DIP financing for the period between the entry of the interim order and the entry of a final order authorizing a full DIP facility. Accordingly, on December 19, 2003, Solutia entered into an interim financing facility providing for $515 million of total DIP financing, of which $85 million was immediately available under the interim Bankruptcy Court order, with an additional $430 million of DIP financing to be available upon entry of a final Bankruptcy Court order approving the total $515 million. In aggregate, the interim DIP facility approved on December 19, 2003 consisted of (i) a $50 million term loan component; (ii) a $315 million term loan component; and (iii) a $150 million borrowing-based revolving credit component, which included a $150 million letter of credit subfacility. As of December 31, 2003, $75 million was outstanding under the interim DIP facility, which amount was subsequently paid in full through the final DIP facility entered into as of January 16, 2004, as more fully described below.

    Final DIP Financing
    -------------------

    On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a final $525 million DIP credit facility.
This DIP facility consists of (i) a $50 million multiple draw term loan component ("Term Loan A"); (ii) a $300 million single draw term loan component ("Term Loan B"); and (iii) a $175 million borrowing-based revolving credit component, which includes a $150 million letter of credit subfacility. Proceeds from the final DIP facility were used to retire the Company's existing pre-petition $350 million credit facility, to repay the $75 million provided by the interim DIP facility and to provide approximately $100 million of new liquidity, net of fees and expenses.

    The final DIP facility has a maturity date which is the earliest of
(i) December 19, 2005; (ii) the earlier of the effective date and the date of the substantial consummation (as defined in Section 1101(2) of the Bankruptcy Code), in each case, of a plan of reorganization in the Chapter 11 cases confirmed by an order of the Bankruptcy Court; and
(iii) such earlier date on which all loans under the final DIP facility shall become due and payable in accordance with the terms of the final DIP facility or other loan documents. Additionally, the final DIP facility is subject to various mandatory commitment reductions and prepayments in connection with asset sales, equity issuances, receipt of extraordinary proceeds and certain other events. In particular, the final DIP facility significantly limits the Company's ability to use divesture proceeds for any purpose other than the permanent reduction of the final DIP facility.

    Collateral

    The Bankruptcy Court's final order, issued on January 16, 2004, authorized the Company to incur post-petition secured indebtedness, and ordered the repayment of the $350 million pre-petition facility and the $75 million interim DIP facility with the proceeds of the final DIP facility. In addition, the final order granted all the perfected first priority and senior liens, originally granted to the $350 million pre-petition facility and $75 million interim DIP facility, to the lenders under the final DIP facility in conjunction with its post-petition senior secured status. In particular, the final DIP facility is secured by a lien on substantially all of the Company's domestic assets, including (i) accounts receivable and inventory; (ii) certain intellectual property; (iii) pledges of stock of certain domestic subsidiaries; (iv) pledges of 65 percent of the outstanding stock of certain foreign subsidiaries; (v) liens on intercompany notes receivable held by parties to the loan; and (vi) liens on property, plant and equipment located at St. Louis, Missouri; Columbia, Tennessee; Foley, Alabama; Martinsville, Virginia; Springfield, Massachusetts; Trenton, Michigan; Alvin, Texas; Pensacola, Florida; Decatur, Alabama; and Greenwood, South Carolina.

    Interest

    Borrowings under the revolving credit component bear interest at a rate per annum equal to the prime rate or LIBOR plus 2.25 percent at the election of the borrower. Borrowings under the term loan bear interest at a rate per annum equal to the greater of (i) the prime rate plus
4.0 percent or (ii) 8.0 percent.

    Guarantees

    The obligations of Solutia Inc. and Solutia Business Enterprises, Inc., as borrowers under the final DIP facility, are guaranteed by Solutia's other domestic subsidiaries which own substantially all of the Company's domestic assets. These subsidiaries are Axio Research Corporation, Beamer Road Management Company, CPFilms Inc., Monchem, Inc., Monchem International, Inc., Solutia Greater China, Inc., Solutia Inter-America, Inc., Solutia International Holding, LLC, Solutia Investments, LLC, Solutia Management Company, Inc., Solutia Overseas, Inc., Solutia Systems, Inc., and Solutia Taiwan, Inc. The obligations must also be guaranteed by each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. and Solutia Business Enterprises, Inc. are jointly and severally liable with respect to their obligations under the final DIP facility, thus in effect each guaranteeing the other's debt.

    Covenants and Other Restrictions

    The final DIP facility requires the Company to meet certain financial covenants, including but not limited to, minimum earnings before interest, taxes, depreciation and amortization (EBITDA) targets, on a consolidated basis and for one of its operating units. In addition, the credit facility contains certain covenants which, among other things, limits the incurrence of additional debt, aggregate capital expenditures, additional operating leases, issuance of capital stock, issuance of guarantees, liens, investments, asset sales, dividends, certain payments, acquisitions, mergers, consolidations and dissolutions, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.

    The final DIP facility contains customary and other events of default, including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to the Company's Euronotes, failure of guaranties or security documentation to be effective, judgment defaults, ERISA defaults, Solutia Inc. change of control, conversion of the case from a Chapter 11 to a Chapter 7 bankruptcy and a material adverse effect default.

    Euronote Modification
    ---------------------

    On January 30, 2004, the Company's wholly-owned subsidiary, SESA, restructured its 6.25% Euronotes, due in 2005. The Euronotes are issued by SESA and aggregate (euro) 200 million in principal amount. The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection.

    The restructuring was implemented in a multi-step process. The first step was completed on December 16, 2003 at a meeting of Euronote holders at which the required percentage of Euronote holders adopted resolutions agreeing to forebear through January 30, 2004 the acceleration and default of the Euronotes in the event of a Chapter 11 filing by Solutia Inc. In consideration for that agreement, SESA made an additional interest payment to the Euronote holders of approximately $2 million. The second step of the restructuring was completed on January 30, 2004 at a meeting of Euronote holders at which the required percentage of Euronote holders adopted resolutions approving definitive documentation set forth in the terms and conditions of the restructuring and approving other related actions. The Euronotes were amended in the following manner:

    1. Certain cross default provisions in the Euronotes that would have resulted in default and acceleration upon the filing of a Chapter 11 proceeding by Solutia Inc. were eliminated. Solutia Inc.'s guarantee of the Euronotes was also eliminated.

    2. The maturity of the Euronotes was extended to December 15, 2008, from the original maturity date of February 15, 2005.

    3. Interest on the Euronotes was fixed at the rate of 10 percent per annum, payable semi-annually in arrears.

    4. SESA agreed to grant to the holders of the Euronotes security interests in substantially all of the assets of SESA and certain of its subsidiaries (excluding Flexsys Holding BV) and to cause these subsidiaries to be added as guarantors of the Euronotes, all to the extent permitted under applicable law and as further provided in the underlying documentation implementing the restructuring.

    5. Certain redemption provisions were added that allow partial redemption of the Euronotes as a result of permitted asset sales and full redemption in certain circumstances. Full redemption is barred for 18 months; thereafter, full redemption is allowed at 105 percent of principal for the next twelve months, 103 percent of principal for the twelve months thereafter, 101 percent of principal for the twelve months after that and at par thereafter.

    6. Covenants were added that have the effect of limiting the ability of SESA and its subsidiaries to transfer assets or cash out of those entities until the Euronotes are paid.

    7. SESA agreed to certain financial reporting requirements and to indemnify Euronote holders against certain liabilities.

    SESA and the holders of the Euronotes also entered into an Agreement of Understanding that sets forth, among other items, the post-closing process for implementing the guarantees, security and pledges associated with the restructuring.

    The Company has analyzed the modifications of the Euronotes in accordance with the provisions of Emerging Issues Task Force (EITF)
No. 02-04, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF
No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and recorded a charge of approximately $15 million during January 2004 to record the Euronotes as modified at their fair value on January 30, 2004.

    Off-Balance Sheet Arrangements

    See Note 20 to the accompanying consolidated financial statements for a summary of off-balance sheet arrangements.

    Contingencies

    Litigation
    ----------

    Because of the size and nature of Solutia's business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of Solutia's spin-off from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performing these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 case.

    Following is a summary of legal proceedings that management believes it is reasonably possible could result in an outcome that is material to the consolidated financial statements.

        Anniston, Alabama Litigation

    (1) Abernathy v. Monsanto and Tolbert v. Monsanto: Abernathy involved four consolidated cases, the first of which was served on April 1, 1996, that were originally filed in Circuit Court for Calhoun County, Alabama (and were later transferred to Etowah County, Alabama) on behalf of 3,516 plaintiffs who own or rent homes, own or operate businesses, attend churches, or have otherwise resided in or visited neighborhoods near the Anniston plant. Plaintiffs sought compensatory and punitive damages and injunctive relief requiring the Company to remove alleged contamination. The individual plaintiffs claimed to have suffered permanent adverse health effects and to fear future disease. They asserted the need for medical monitoring, diminution in the value of their properties in the case of residential and commercial property owners and commercial losses in the case of business owners. The Tolbert case, which was served on June 4, 2001, was filed in the U.S. District Court for the Northern District of Alabama. It ultimately included the claims of approximately 18,233 plaintiffs. Plaintiffs claimed that they were exposed to PCBs and suffer from unspecified physical injuries and emotional distress as a result. Plaintiffs sought compensatory and punitive damages and requested medical testing, monitoring and treatment, injunctive relief and, in the case of property owners, property damage.

            In August 2003, the parties in both Abernathy and Tolbert entered into a Global Settlement Agreement to resolve these and several related cases. The Global Settlement Agreement has been approved by both the Abernathy and the Tolbert trial courts. The Global Settlement Agreement provides for cash payments of $600 million, as well as a broad array of community health initiatives for low-income residents of Anniston and Calhoun County. In connection with the Global Settlement Agreement, Solutia entered into a separate agreement with Pharmacia and Monsanto pursuant to which Solutia agreed to pay $50 million of the $600 million cash settlement, payable in ten equal annual installments, without interest, beginning in August 2004. Approximately $160 million of the settlement is expected to be provided through the parties' commercial insurance. Monsanto agreed to pay the remaining $390 million. Solutia arranged for Pfizer Inc., the parent of Pharmacia, to provide the community health initiatives described above. In addition, Solutia issued Monsanto warrants to purchase up to 10 million shares of Solutia common stock at an exercise price of $1.10 per common share (see
        Note 19 to the accompanying consolidated financial statements). Solutia is a named defendant in the Abernathy and Tolbert cases. As a result, Solutia filed a Suggestion of Bankruptcy in both cases. On January 22, 2004, the court entered an order in the Tolbert case dismissing Solutia, without prejudice. With respect to the Abernathy case, the court had previously entered an order on August 6, 2003, finding that in the event Solutia became a debtor in a case under Chapter 11 of the U.S. Bankruptcy Code, Solutia would be immediately severed and dismissed, without prejudice, from the Abernathy case without further action from the court. Solutia has determined that the Bankruptcy Code prohibits it from paying Solutia's portion of the settlement obligation, except pursuant to a confirmed plan of reorganization.

    (2) Anniston Partial Consent Decree: The U.S. District Court for the Northern District of Alabama approved the revised Partial Consent Decree on August 4, 2003 that had been lodged with the court in an action captioned United States of America v. Pharmacia Corporation (f/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if PCBs are at a level of 1 part per million
        (ppm) or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the Anniston PCB site, and to pay EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 million to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston. A dispute currently exists between the EPA and Solutia regarding the scope and application of the automatic stay arising as a result of Solutia's Chapter 11 filing to the remaining obligations under the Partial Consent Decree.

    (3) Owens v. Monsanto: On October 27, 2003, a motion was filed in U.S. District Court for the Northern District of Alabama, contending that the Global Settlement Agreement in Tolbert and Abernathy also requires the payment of additional funds to plaintiffs in Owens v. Monsanto, another Anniston-related PCB case settled by Solutia in April 2001. On January 8, 2004, the District Court granted plaintiffs' motion, ruling that the Owens plaintiffs were entitled to receive a total of approximately
        $1 million as a result of the Global Settlement Agreement. Plaintiffs' motion for reconsideration was denied on January 24, 2004, and plaintiffs have filed a timely appeal to the U.S. Court of Appeals for the Eleventh Circuit. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

    (4) Payton v. Monsanto: This case was brought in Circuit Court in Shelby County, Alabama on July 15, 1997, on behalf of a purported class of all owners, lessees and licensees of properties located on Lay Lake, which is downstream from Lake Logan Martin on the Coosa River. Plaintiffs seek compensatory and punitive damages in an unspecified amount for an alleged increased risk of physical injury and illness, emotional distress caused by fear of future injury or illness, medical monitoring and diminishment in the value of their properties and their riparian rights. The parties have reached a tentative agreement to settle this case for a cash payment of

        $5 million and an equitable component that has yet to be determined. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

    (5) Other Anniston Cases: Claims made by five plaintiffs in two cases pending in Circuit Court for Jefferson County, by seven plaintiffs in one case pending in Circuit Court for Calhoun County, Alabama and by one plaintiff in one case pending in U.S. District Court for the Northern District of Alabama have been resolved and are subject to the Global Settlement Agreement of the Abernathy and Tolbert cases described above. In addition, claims of property damages made by one plaintiff in one case pending in Circuit Court for Calhoun County have been settled for a nominal sum. Approximately ten cases remain pending in various Circuit Courts in the state of Alabama. Solutia is a named defendant in those ten proceedings. As a result, Solutia has filed a Suggestion of Bankruptcy in each case staying the litigation against it. Solutia believes that any direct claims against it relating to these actions constitute pre-petition unsecured claims that will be discharged as part of its Chapter 11 case. Solutia has also defended Pharmacia with respect to this litigation. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

        PENNDOT Case

    Pharmacia is one of several defendants added on February 7, 1997, to a case then pending in the Commonwealth Court of Pennsylvania. This action was originally filed against United States Mineral Products
Company in 1990 by the Commonwealth of Pennsylvania, seeking damages caused by the presence of asbestos fireproofing in the Transportation and Safety Building ("T & S Building") in Harrisburg, Pennsylvania. In
June 1994 a fire broke out in the T & S Building. Testing following the fire revealed the presence of low levels of PCBs at various locations in the building. The Commonwealth claims that PCBs used in fluorescent light ballasts, in adhesives in fiberglass ductboard that was part of the heating and ventilation system and in caulking used on the exterior of the building contaminated the building and necessitated its demolition. The Commonwealth seeks recovery of costs it allegedly incurred in testing, monitoring, cleanup, demolition and temporary relocation of Commonwealth employees caused by the alleged contamination. In addition, the Commonwealth seeks the cost of constructing a new building on the site of the T & S Building. On
August 23, 2000, the jury returned a verdict of $90 million against Pharmacia. The verdict was reduced to $45 million by the trial court because the manufacturer of the fiberglass ductboard reached a settlement with the Commonwealth during trial. On behalf of Pharmacia, Solutia filed extensive post-trial motions, seeking judgment notwithstanding the jury's verdict or a new trial. The trial court denied these motions in orders filed on October 16, 2002. On November 15, 2002, Solutia filed an appeal as of right to the Supreme Court of Pennsylvania. On November 17, 2003, the Supreme Court of Pennsylvania remanded the case to the trial court for an opinion solely on the issue of juror misconduct. In response to Solutia's application, the Supreme Court of Pennsylvania ordered the trial court to file its opinion on that issue by March 15, 2004. Oral argument before the Supreme Court of Pennsylvania on this matter is scheduled for May 11, 2004. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation. Solutia does, however, continue to provide a $20 million letter of credit to secure a portion of Pharmacia's obligations with respect to the appeal bond.

        Premises Based Asbestos Litigation

    Like a great number of other companies that used high temperature manufacturing processes, Pharmacia historically used asbestos insulating materials in piping and other equipment at its chemicals plants. As a result, Pharmacia and Solutia have been named as defendants along with numerous other premises owners in actions brought by employees of contractors who claim that they were exposed to asbestos at Solutia's facilities and at the facilities of these other owners. Currently, there are approximately 520 asbestos actions involving an estimated 3,500 to 4,500 plaintiffs brought against Pharmacia and/or Solutia. Solutia does not have any product-based asbestos litigation. In all of the cases in which Solutia is a named defendant, it has filed a Suggestion of Bankruptcy staying the litigation against it. Solutia believes that any direct claims against it relating to these actions constitute pre-petition unsecured claims that will be discharged as part of its Chapter 11 case. Solutia has also defended Pharmacia with respect to this litigation. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

        Flexsys Related Litigation

    Antitrust authorities in the United States, Europe and Canada are investigating past commercial practices in the rubber chemicals industry. Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., is a subject of such an investigation and has been fully cooperating with the authorities and in the ongoing investigation will continue to do so. In addition, a number of purported class actions have been filed against Flexsys and other producers of rubber chemicals.

    Environmental Liabilities
    -------------------------

    Environmental compliance and remediation costs incurred by the Company fall into two broad categories: (a) obligations related to properties currently owned or operated by Solutia and (b) obligations related to properties that are not owned by Solutia, including non-owned properties adjacent to current operating sites. For the owned and operated sites, Solutia had an accrued liability of $81 million as of December 31, 2003 for solid and hazardous waste remediation, which represents the Company's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of the Company's operating locations. This liability is not classified as subject to compromise in the Statement of Financial Position because, irrespective of the bankruptcy proceedings, the Company will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, the Company ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

    The Company had an accrued liability of $85 million as of December 31, 2003 for properties not owned or operated by Solutia. Included within this liability classification is the $24 million charge taken in the second quarter related to the partial consent decree approved by the U.S. District Court for the Northern District of Alabama with respect to properties adjacent to the Anniston, Alabama operating site. This decree requires an expedited residential cleanup of identified properties to achieve the EPA's cleanup standard, and performance of a Remedial Investigation and Feasibility Study (RI/FS). The RI/FS to be performed under the partial consent decree will outline the work that will lead to a comprehensive approach to the cleanup of PCBs in waterways and commercial properties in the Anniston area. This liability is classified as subject to compromise in the Statement of Financial Position as the Company currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. The EPA is currently contesting this view.

    In addition to the bankruptcy proceedings, the Company's environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, method and extent of remediation, existence of other potentially responsible parties and future changes in technology. The Company believes that the known and unknown environmental matters, when ultimately resolved, which may be over an extended period of time, could have a material effect on the consolidated financial position, liquidity and profitability of the Company.

    UCB S.A. Dispute
    ----------------

    On December 2, 2002, Solutia signed a definitive stock and asset purchase agreement (SAPA) to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. On January 31, 2003, the sale was completed resulting in a pre-tax gain of $24 million. During 2003 a number of disputes arose between the parties as to amounts due under various provisions of the SAPA which were unresolved as of the Chapter 11 filing date. The Company had approximately $30 million recorded for this liability at December 31, 2003. As a result of the Company's Chapter 11 filing, these liabilities are subject to compromise and will be addressed in conjunction with the ongoing bankruptcy proceedings.

    Impact of Chapter 11 Proceedings
    --------------------------------

    During the reorganization process, substantially all pending litigation against the Company and its subsidiaries that filed for reorganization under Chapter 11 (Debtors) is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims approved by the court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection of executory contracts, the determination as to the value of any collateral securing claims, proofs of claims, or other events. Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process and may arise in connection with actions taken by the Debtors in the cases. The amount of pre-filing claims ultimately allowed by the Court in respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to its filing date will be compromised in connection with the plan of reorganization. The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being the Company retaining certain obligations currently classified as Liabilities Subject to Compromise in the Statement of Consolidated Financial Position.


    Commitments

    Solutia has entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the products. The unamortized deferred credits were approximately
$168 million at December 31, 2003, and approximately $161 million at December 31, 2002.

    Solutia's obligations and the obligations of its subsidiary borrowers under the credit facility entered into on October 8, 2003 were guaranteed by CPFilms Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc., Solutia Business Enterprises, and Solutia Investments, LLC (the "Subsidiary Guarantors") and each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. guaranteed the payment of amounts due from subsidiary borrowers under the credit facility. All of the subsidiaries that guaranteed the obligations under Solutia's credit facility fully and unconditionally guaranteed the senior secured notes on a joint and several basis.

    The following table summarizes Solutia's contractual obligations and commercial commitments that are not subject to compromise as of December 31, 2003. Payments associated with liabilities subject to compromise have been excluded from the table below, as the Company cannot forecast its future level of spending given the inherent uncertainties associated with the ongoing Chapter 11 bankruptcy process. See Note 3 to the accompanying consolidated financial statements for further disclosure concerning liabilities subject to compromise.

                                                           Obligations Due by Period (Dollars in Millions)
                                                       -------------------------------------------------------        2009 and
             Contractual Obligations                   Total        2004       2005       2006       2007-2008       thereafter
             -----------------------                   ------       ----       ----       ----       ---------       ----------
Credit Facility(a)...............................      $  361       $361       $--        $--          $ --             $ --
Long-Term Debt...................................         294         --        --         --           294               --
Operating Leases.................................          75         16        14         10            14               21
Unconditional Purchase Obligations...............          75          9         7          6            11               42
Standby Letters of Credit(b).....................         181        181        --         --            --               --
Environmental Remediation........................          81         17        16         15            17               16
Other Commercial Commitments(c)..................         168         58         7          7            14               82
                                                       ------       ----       ---        ---          ----             ----
TOTAL CONTRACTUAL CASH OBLIGATIONS...............      $1,235       $642       $44        $38          $350             $161
                                                       ======       ====       ===        ===          ====             ====

-------
(a)     The $361 million credit facility was paid in full during January 2004 with proceeds from the final DIP facility. The Company expects this final DIP facility to be paid in full during 2005.

(b)     Standby letters of credit of $130 million contractually expiring in 2004 are anticipated to be renewed or extended through a $150 million subfacility for letters of credit in the final DIP facility completed in
        January 2004, or by extensions with existing standby letters of credit providers with cash collateral. The remaining $51 million relates to a standby letter of credit used to satisfy the obligations of the Company for contributions to the Astaris joint venture. Although, the standby letter of credit does not expire until
        2005, it is expected that contributions to the joint venture resulting reductions in the standby letter of credit will be satisfied in 2004.

(c)     Other commercial commitments represent agreements with customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements.

    Under the Chapter 11 bankruptcy proceedings, the Company may assume or reject executory contracts. Therefore, the commitments shown above may not reflect actual cash outlays in the future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

    See Note 2 to the accompanying consolidated financial statements for a summary of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information appearing under "Derivative Financial Instruments" on page 28 is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL SECTION--TABLE OF CONTENTS

                                                               Page
                                                              Number
                                                              ------

Management Report...........................................     39

Reports of Independent Auditors.............................  40-41

Statement of Consolidated Operations........................     42

Statement of Consolidated Comprehensive Loss................     42

Statement of Consolidated Financial Position................     43

Statement of Consolidated Cash Flows........................     44

Statement of Consolidated Shareholders' Deficit.............     45

Notes to Consolidated Financial Statements..................     46

                           MANAGEMENT REPORT

    Management is responsible for the integrity, objectivity and preparation of Solutia Inc.'s consolidated financial statements and all of the related information appearing in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and reflect the effects of certain estimates that are based upon currently available information and management's judgments.

    Management maintains a system of internal controls over financial reporting designed to provide reasonable assurance that Solutia's assets are safeguarded against material loss from unauthorized use or disposition and that authorized transactions are properly recorded to permit the preparation of accurate financial information. Cost/benefit judgments are an important consideration in this regard. The effectiveness of internal controls is maintained by careful personnel selection and thorough training, division of responsibilities, establishment and communication of policies and ongoing internal review programs and audits.

    Solutia's consolidated financial statements as of and for the each of the three years in the period ended December 31, 2003 have been audited by Deloitte & Touche LLP, independent auditors. Their audits were conducted in accordance with auditing standards generally accepted in the United States of America, and included a review of financial controls, tests of accounting records, and other procedures as they considered necessary in the circumstances.

    The Audit and Finance committee of the Board of Directors, which is composed of outside directors, meets regularly with management, internal auditors and independent auditors to review accounting, financial reporting, and auditing and internal control matters. The Audit and Finance committee has direct and private access to the internal and external auditors.

    Management believes that Solutia's system of internal controls over financial reporting as of and for the period ended December 31, 2003, was effective and adequate to accomplish the objectives described above.


/s/ John C. Hunter III                    /s/ Robert A. Clausen

John C. Hunter III                        Robert A. Clausen
Chairman, President and                   Vice Chairman, Chief Financial
Chief Executive Officer                   Officer and Chief Administrative
                                          Officer

March 15, 2004

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Solutia Inc.:

    We have audited the accompanying statements of consolidated financial position of Solutia Inc. and subsidiaries (Debtor-in-Possession) (the Company) as of December 31, 2003 and 2002, and the related statements of consolidated operations, comprehensive loss, cash flows and shareholders' deficit. Our audits also included the financial statement schedule in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the financial statements of Astaris LLC ("Astaris"), the Company's investment in which is accounted for by use of the equity method. The Company's share of Astaris' net deficiency of $23 million at December 31, 2003 and of $115 million in that company's loss for the year ended December 31, 2003 are included in the accompanying financial statements. The financial statements of Astaris were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company for the year ended December 31, 2003, is based solely on the report of such other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. [Open for any modifications as may be required as a result of KPMG's opinion]

    As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1, the Company's recurring losses from operations and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

    As discussed in the notes to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities," Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective July 1, 2003, January 1, 2002 and January 1, 2001, respectively.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
St. Louis, Missouri
March 15, 2004

                      INDEPENDENT AUDITORS' REPORT

The Board of Managers
Astaris LLC:

    We have audited the consolidated balance sheets of Astaris LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in members' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Astaris LLC and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

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

    In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astaris LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

St. Louis, Missouri
January 30, 2004

                                            SOLUTIA INC.
                                       (DEBTOR-IN-POSSESSION)

                                STATEMENT OF CONSOLIDATED OPERATIONS
                     (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                      Year Ended December 31,
                                                                  --------------------------------
                                                                   2003         2002         2001
                                                                  ------       ------       ------
NET SALES...................................................      $2,430       $2,299       $2,322
Cost of goods sold..........................................       2,370        1,936        2,012
                                                                  ------       ------       ------
GROSS PROFIT................................................          60          363          310
Marketing expenses..........................................         156          147          142
Administrative expenses.....................................         142          128          142
Technological expenses......................................          53           47           50
Amortization expense........................................           3            3           12
Impairment of intangible assets.............................          78           --           --
                                                                  ------       ------       ------
OPERATING INCOME (LOSS).....................................        (372)          38          (36)
Equity earnings (loss) from affiliates, net of tax..........         (83)          13          (13)
Interest expense (excluding unrecorded contractual interest
  expense of $1 in 2003)....................................        (120)         (84)         (70)
Other income (expense), net.................................          11           14           (5)
Reorganization items, net...................................          (1)          --           --
                                                                  ------       ------       ------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)....................        (565)         (19)        (124)
Income tax expense (benefit)................................         415          (11)         (43)
                                                                  ------       ------       ------
LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................        (980)          (8)         (81)
Income (Loss) from Discontinued Operations, net of tax......          (2)          24           22
Cumulative Effect of Change in Accounting Principle, net of
  tax.......................................................          (5)        (167)          --
                                                                  ------       ------       ------
NET LOSS....................................................      $ (987)      $ (151)      $  (59)
                                                                  ======       ======       ======
BASIC AND DILUTED LOSS PER SHARE:
Loss from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $(9.37)      $(0.08)      $(0.78)
Net Loss....................................................      $(9.44)      $(1.44)      $(0.57)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING.......       104.6        104.7        103.9


                           STATEMENT OF CONSOLIDATED COMPREHENSIVE LOSS

                                       (DOLLARS IN MILLIONS)

                                                                        Year Ended December 31,
                                                                      ----------------------------
                                                                      2003        2002        2001
                                                                      -----       -----       ----
NET LOSS..........................................................    $(987)      $(151)      $(59)
OTHER COMPREHENSIVE LOSS:
Currency translation adjustments..................................       55         119        (37)
Cumulative effect of accounting change, net of tax of $(1)........       --          --          2
Net realized loss on derivative instruments, net of tax of $(1)...       --           1         --
Net unrealized loss on derivative instruments, net of tax of $2...       --          --         (3)
Minimum pension liability adjustments, net of tax of $(70)
  in 2003, $72 in 2002, and $(2) in 2001..........................       19        (122)         2
                                                                      -----       -----       ----
COMPREHENSIVE LOSS................................................    $(913)      $(153)      $(95)
                                                                      =====       =====       ====

See accompanying Notes to Consolidated Financial Statements.

                                     SOLUTIA INC.
                                (DEBTOR-IN-POSSESSION)

                     STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                   As of December 31,
                                                                  --------------------
                                                                   2003          2002
                                                                  -------       ------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................      $   159       $   17
Trade receivables, net of allowances of $14 in 2003 and
  $16 in 2002...............................................          281          270
Miscellaneous receivables...................................           84           97
Inventories.................................................          240          262
Prepaid expenses............................................           31           17
Deferred income tax benefit.................................            9          108
Assets of Discontinued Operations...........................           --          636
                                                                  -------       ------
TOTAL CURRENT ASSETS........................................          804        1,407
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $2,597 in 2003 and $2,436 in 2002.........          909          930
INVESTMENTS IN AFFILIATES...................................          206          232
GOODWILL, net...............................................           97          144
IDENTIFIED INTANGIBLE ASSETS, net...........................           43           66
LONG-TERM DEFERRED INCOME TAX BENEFIT.......................           15          290
OTHER ASSETS................................................          372          273
                                                                  -------       ------
TOTAL ASSETS................................................      $ 2,446       $3,342
                                                                  =======       ======

           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable............................................      $    78       $  234
Accrued liabilities.........................................          303          356
Postretirement liabilities..................................            1           93
Short-term debt.............................................          361          358
Liabilities of Discontinued Operations......................           --          165
                                                                  -------       ------
TOTAL CURRENT LIABILITIES...................................          743        1,206
LONG-TERM DEBT..............................................          294          839
POSTRETIREMENT LIABILITIES..................................           31        1,164
OTHER LIABILITIES...........................................          282          382
                                                                  -------       ------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.................        1,350        3,591

LIABILITIES SUBJECT TO COMPROMISE...........................        2,221           --

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares,
  par value $0.01)
    Issued: 118,400,635 shares in 2003 and 2002.............            1            1
    Additional contributed capital..........................           56           19
    Treasury stock, at cost (13,838,717 and 13,659,351
     shares in 2003 and 2002, respectively).................         (251)        (251)
Net deficiency of assets at spin-off........................         (113)        (113)
Accumulated other comprehensive loss........................          (72)        (146)
(Accumulated deficit) reinvested earnings...................         (746)         241
                                                                  -------       ------
TOTAL SHAREHOLDERS' DEFICIT.................................       (1,125)        (249)
                                                                  -------       ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................      $ 2,446       $3,342
                                                                  =======       ======

See accompanying Notes to Consolidated Financial Statements.

                                          SOLUTIA INC.
                                     (DEBTOR-IN-POSSESSION)

                              STATEMENT OF CONSOLIDATED CASH FLOWS
                                     (DOLLARS IN MILLIONS)

                                                                     Year Ended December 31,
                                                                  -----------------------------
                                                                  2003        2002        2001
                                                                  -----       -----       -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  OPERATING ACTIVITIES:
Net loss....................................................      $(987)      $(151)      $ (59)
Adjustments to reconcile to Cash From Operations:
    Cumulative effect of change in accounting principle.....          5         167          --
    Depreciation and amortization...........................        137         134         143
    Loss (Income) from discontinued operations, net of
     tax....................................................          2         (24)        (22)
    Amortization of deferred credits........................        (17)        (14)        (14)
    Settlement of Anniston litigation and other litigation
     matters................................................         99          --          --
    Impairment of intangible assets.........................         78          --          --
    Restructuring expenses and other charges................        255          21         127
    Reorganization items, net...............................          1          --          --
    Other, net..............................................         15           7          --
    Changes in assets and liabilities:
        Income and deferred taxes...........................        401          54         (57)
        Trade receivables...................................        (11)         (6)         37
        Inventories.........................................         22         (20)         52
        Accounts payable....................................        (30)         41        (105)
        Liabilities subject to compromise...................          2          --          --
        Other assets and liabilities........................          3         (82)        (76)
                                                                  -----       -----       -----
CASH PROVIDED BY (USED IN) OPERATIONS--CONTINUING
  OPERATIONS................................................        (25)        127          26
CASH PROVIDED BY (USED IN) OPERATIONS--DISCONTINUED
  OPERATIONS................................................        (11)         44          18
                                                                  -----       -----       -----
CASH PROVIDED BY (USED IN) OPERATIONS.......................        (36)        171          44
                                                                  -----       -----       -----
INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (78)        (59)        (83)
Acquisition and investment payments, net of cash acquired...        (63)        (37)        (33)
Property disposals and investment proceeds, net.............          5         109           9
                                                                  -----       -----       -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES--CONTINUING
  OPERATIONS................................................       (136)         13        (107)
CASH PROVIDED BY INVESTING ACTIVITIES--DISCONTINUED
  OPERATIONS................................................        474          --          21
                                                                  -----       -----       -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.............        338          13         (86)
                                                                  -----       -----       -----
FINANCING ACTIVITIES:
Net change in short-term debt obligations...................          3        (327)         41
Net change in cash collateralized letters of credit.........       (121)        (11)         --
Proceeds from issuance of long-term debt obligations........         --         182          --
Issuance of stock warrants..................................         --          19          --
Deferred debt issuance costs................................        (31)        (29)         (4)
Dividend payments...........................................         --          (4)         (4)
Common stock issued under employee stock plans..............         --           2          13
Other, net..................................................         (6)         (2)         --
                                                                  -----       -----       -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES--CONTINUING
  OPERATIONS................................................       (155)       (170)         46
CASH USED IN FINANCING ACTIVITIES--DISCONTINUED
  OPERATIONS................................................         (5)        (20)         --
                                                                  -----       -----       -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.............       (160)       (190)         46
                                                                  -----       -----       -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............        142          (6)          4

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................         17          23          19
                                                                  -----       -----       -----
END OF YEAR.................................................      $ 159       $  17       $  23
                                                                  =====       =====       =====

See accompanying Notes to Consolidated Financial Statements.

    The following analysis contains consolidated activity including both continuing operations and discontinued operations. The effect of exchange rate changes on cash and cash equivalents was not material. Cash payments for interest (net of amounts capitalized) were $99 million in 2003, $84 million in 2002 and $90 million in 2001. Cash payments for income taxes were $16 million in 2003, $31 million in 2002 and $24 million in 2001. Cash payments for the management of environmental programs which were charged against recorded environmental liabilities were $33 million in 2003, $26 million in 2002 and $40 million in 2001.

                                            SOLUTIA INC.
                                       (DEBTOR-IN-POSSESSION)

                         STATEMENT OF CONSOLIDATED SHAREHOLDERS' DEFICIT
                                       (DOLLARS IN MILLIONS)

                                                                      Year Ended December 31,
                                                                  -------------------------------
                                                                   2003         2002        2001
                                                                  -------       -----       -----
COMMON STOCK:
BALANCE, JANUARY 1..........................................      $     1       $   1       $   1
                                                                  -------       -----       -----
BALANCE, DECEMBER 31........................................      $     1       $   1       $   1
                                                                  -------       -----       -----
ADDITIONAL CONTRIBUTED CAPITAL:
BALANCE, JANUARY 1..........................................      $    19       $  --       $  --
    Issuance of 10,000,000 and 5,533,522 warrants in 2003
     and 2002, respectively.................................           37          19          --
                                                                  -------       -----       -----
BALANCE, DECEMBER 31........................................      $    56       $  19       $  --
                                                                  -------       -----       -----
NET DEFICIENCY OF ASSETS AT SPIN-OFF:
BALANCE, JANUARY 1..........................................      $  (113)      $(113)      $(113)
                                                                  -------       -----       -----
BALANCE, DECEMBER 31........................................      $  (113)      $(113)      $(113)
                                                                  -------       -----       -----
TREASURY STOCK:
BALANCE, JANUARY 1..........................................      $  (251)      $(257)      $(296)
    Net shares (purchased) issued under employee stock
     plans - ((179,366 shares) in 2003, 262,253 shares
     in 2002, and 1,562,590 shares in 2001).................           --           6          39
                                                                  -------       -----       -----
BALANCE, DECEMBER 31........................................      $  (251)      $(251)      $(257)
                                                                  -------       -----       -----
UNEARNED ESOP SHARES:
BALANCE, JANUARY 1..........................................      $    --       $  (1)      $  (9)
    Amortization of ESOP balance............................           --           1           8
                                                                  -------       -----       -----
BALANCE, DECEMBER 31........................................      $    --       $  --       $  (1)
                                                                  -------       -----       -----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
    ACCUMULATED CURRENCY ADJUSTMENT:
        BALANCE, JANUARY 1..................................      $   (19)      $(138)      $(101)
        Currency translation adjustments....................           55         119         (37)
                                                                  -------       -----       -----
        BALANCE, DECEMBER 31................................           36         (19)       (138)
                                                                  -------       -----       -----
        MINIMUM PENSION LIABILITY:
        BALANCE, JANUARY 1..................................         (127)         (5)         (7)
        Minimum pension liability adjustments...............           19        (122)          2
                                                                  -------       -----       -----
        BALANCE, DECEMBER 31................................         (108)       (127)         (5)
                                                                  -------       -----       -----
        DERIVATIVE INSTRUMENTS:
        BALANCE, JANUARY 1..................................           --          (1)         --
        Cumulative effect of accounting change..............           --          --           2
        Net losses on derivative instruments................           --           1          (3)
                                                                  -------       -----       -----
        BALANCE, DECEMBER 31................................           --          --          (1)
                                                                  -------       -----       -----
BALANCE, DECEMBER 31........................................      $   (72)      $(146)      $(144)
                                                                  -------       -----       -----
(ACCUMULATED DEFICIT) REINVESTED EARNINGS:
BALANCE, JANUARY 1..........................................      $   241       $ 401       $ 491
    Net loss................................................         (987)       (151)        (59)
    Employee stock plans....................................           --          (5)        (27)
    Dividends...............................................           --          (4)         (4)
                                                                  -------       -----       -----
BALANCE, DECEMBER 31........................................      $  (746)      $ 241       $ 401
                                                                  -------       -----       -----
TOTAL SHAREHOLDERS' DEFICIT.................................      $(1,125)      $(249)      $(113)
                                                                  =======       =====       =====

See accompanying Notes to Consolidated Financial Statements.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDINGS

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

    Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation, a wholly-owned subsidiary of Pfizer, Inc.). On September 1, 1997, Pharmacia distributed all of the outstanding shares of common stock of the Company as a dividend to Pharmacia stockholders (the spin-off). As a result of the spin-off, on September 1, 1997, Solutia became an independent publicly-held company listed on the New York Stock Exchange and its operations ceased to be owned by Pharmacia. A net deficiency of assets of $113 resulted from the spin-off.

    Proceedings Under Chapter 11 of the U.S. Bankruptcy Code

    On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

    The filing was made to restructure the Company's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs to allow the Company to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of legacy liabilities. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs have been an obstacle to Solutia's financial stability and success. While Solutia believes it will be able to significantly reduce the legacy liabilities through the bankruptcy process, there can be no certainty that it will be successful in doing so.

    Under Chapter 11, Solutia is operating its businesses as debtor-in-possession (DIP) under court protection from creditors and claimants. Since the filing, all orders sufficient to enable the Company to conduct normal business activities, including the approval of the Company's DIP financing, have been entered by the bankruptcy court. While Solutia is subject to Chapter 11, all transactions outside the ordinary course of business will require the prior approval of the bankruptcy court.

    As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect pre-petition claims except pursuant to order of the bankruptcy court.

    Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization. The Company is unable to estimate what recovery such a plan of reorganization will provide to holders of Solutia's outstanding debt securities. While Solutia filed for Chapter 11 in part to gain relief from the legacy liabilities it was required to assume when it was spun off from Pharmacia, the extent to which such relief will be achieved is uncertain at this time. It is also possible that pursuant to a plan of reorganization Solutia will agree to retain a portion of the legacy liabilities.

    Final DIP Financing
    -------------------

    On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a final $525 DIP credit facility. This DIP facility consists of (i) a $50 multiple draw term loan component; (ii) a $300 single draw term loan component; and (iii) a $175 borrowing-based revolving credit component, which includes a $150 letter of credit subfacility. Proceeds from the DIP financing facility were used to retire the Company's existing pre-petition $350 credit facility, repay the $75 provided by the interim DIP facility and provide approximately $100 of new liquidity for general operating purposes.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Euronote Modification
    ---------------------

    Prior to Solutia's Chapter 11 filing, Solutia reached an agreement with the requisite holders of the Euronotes, issued by SESA and guaranteed by Solutia Inc., to restructure the Euronotes which among other changes eliminated certain cross-default provisions. On
January 30, 2004, SESA successfully completed the restructuring. The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection.

    Going Concern
    -------------

    The Company is currently operating under Chapter 11 of the U.S. Bankruptcy code and continuation of the Company as a going concern is contingent upon, among other things, the Company's ability (i) to comply with the terms and conditions of its DIP financing; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code;
(iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company's future obligations. These matters create uncertainty about the Company's ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

    Condensed Consolidating Financial Statements
    --------------------------------------------

    Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the year-ended December 31, 2003 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

                                  CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2003
                                                  Solutia and                                                      Solutia and
                                                Subsidiaries in       Subsidiaries not in                          Subsidiaries
                                                Reorganization          Reorganization          Eliminations       Consolidated
                                                ---------------       -------------------       ------------       ------------
ASSETS
Current assets............................          $   557                  $323                  $ (76)            $   804
Property, plant and equipment, net........              771                   138                     --                 909
Investment in subsidiaries and
  affiliates..............................              344                   236                   (374)                206
Intangible assets, net....................              102                    38                     --                 140
Other assets..............................              340                    47                     --                 387
                                                    -------                  ----                  -----             -------
    TOTAL ASSETS..........................          $ 2,114                  $782                  $(450)            $ 2,446
                                                    =======                  ====                  =====             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
Current liabilities.......................          $   716                  $341                  $(314)            $   743
Liabilities subject to compromise.........            2,221                    --                     --               2,221
Long-term debt............................               43                   251                     --                 294
Other liabilities.........................              259                    54                     --                 313
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......           (1,125)                  136                   (136)             (1,125)
                                                    -------                  ----                  -----             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)...............................          $ 2,114                  $782                  $(450)            $ 2,446
                                                    =======                  ====                  =====             =======

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR-ENDED DECEMBER 31, 2003

                                                  Solutia and                                                      Solutia and
                                                Subsidiaries in       Subsidiaries not in                          Subsidiaries
                                                Reorganization          Reorganization          Eliminations       Consolidated
                                                ---------------       -------------------       ------------       ------------
Net sales.................................          $1,992                   $ 769                 $(331)             $2,430
Cost of goods sold........................           2,045                     675                  (350)              2,370
                                                    ------                   -----                 -----              ------
Gross profit..............................             (53)                     94                    19                  60
Marketing, administrative and
  technological expenses..................             288                      65                    (2)                351
Amortization expense......................               1                       2                    --                   3
Impairment of intangible assets...........               3                      75                    --                  78
                                                    ------                   -----                 -----              ------
Operating income (loss)...................            (345)                    (48)                   21                (372)
Equity earnings from affiliates, net of
  tax.....................................            (142)                     (2)                   61                 (83)
Interest expense..........................             102                      18                    --                 120
Other income (expense), net...............              36                     (10)                  (16)                 10
                                                    ------                   -----                 -----              ------
Loss before income tax expense
  (benefit)...............................            (553)                    (78)                   66                (565)
Income tax expense (benefit)..............             429                     (18)                    4                 415
                                                    ------                   -----                 -----              ------
Loss from Continuing Operations Before
  Discontinued Operations and Cumulative
  Effect of Change in Accounting
  Principle...............................            (982)                    (60)                   62                (980)
Loss from Discontinued Operations, net of
  tax.....................................              --                      (2)                   --                  (2)
Cumulative Effect of Change in Accounting
  Principle, net of tax...................              (5)                     --                    --                  (5)
                                                    ------                   -----                 -----              ------
NET LOSS..................................          $ (987)                  $ (62)                $  62              $ (987)
                                                    ======                   =====                 =====              ======

                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR-ENDED DECEMBER 31, 2003

                                                  Solutia and                                                      Solutia and
                                                Subsidiaries in       Subsidiaries not in                          Subsidiaries
                                                Reorganization          Reorganization          Eliminations       Consolidated
                                                ---------------       -------------------       ------------       ------------
Net cash provided by (used in) operating
  activities..............................           $(99)                   $  63                  $--               $ (36)
Net cash provided by investing
  activities..............................             48                      290                   --                 338
Net cash provided by (used in) financing
  activities..............................            176                     (336)                  --                (160)
                                                     ----                    -----                  ---               -----
Net increase in cash and cash
  equivalents.............................            125                       17                   --                 142

Cash and cash equivalents:
    Beginning of year.....................             --                       17                   --                  17
                                                     ----                    -----                  ---               -----
    End of year...........................           $125                    $  34                  $--               $ 159
                                                     ====                    =====                  ===               =====

2. SIGNIFICANT ACCOUNTING POLICIES

    Financial Statement Presentation

    The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties that have not been reflected in the consolidated financial statements.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Basis of Consolidation

    The consolidated financial statements include the accounts of Solutia and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Companies in which Solutia has a significant interest but not a controlling interest are accounted for under the equity method of accounting and included in Investments in Affiliates in the Statement of Consolidated Financial Position. Solutia's proportionate share of these companies' net earnings or losses is reflected net of tax in Equity Earnings (Loss) from Affiliates in the Statement of Consolidated Operations. In accordance with Financial Accounting Standards Board
(FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, variable interest entities in which Solutia is the primary beneficiary are consolidated within the consolidated financial statements.

    Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates were used to account for restructuring reserves, environmental reserves, self-insurance reserves, employee benefit plans, asset impairments, contingencies, and classification of liabilities subject to compromise. Actual results, particularly with respect to those matters impacted by the Chapter 11 bankruptcy proceedings, could materially differ from those estimates.

    Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

    Inventory Valuation

    Inventories are stated at cost or market, whichever is less. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. The cost of certain inventories (67 percent as of December 31, 2003 and 2002, respectively) is determined by the last-in, first-out (LIFO) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of other inventories generally is determined by the first-in, first-out (FIFO) method.

    Property, Plant and Equipment

    Property, plant and equipment are recorded at cost. The cost of plant and equipment is depreciated over 5 to 35 years for buildings and improvements, and 3 to 15 years for machinery and equipment, by the straight-line method.

    Intangible Assets

    Solutia discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives, generally periods ranging from 5 to 20 years. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter.

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

    Environmental Remediation

    Costs for remediation of waste disposal sites are accrued in the accounting period in which the obligation is probable and when the cost is reasonably estimable. Postclosure costs for hazardous waste facilities at certain U.S. operating locations are accrued over the estimated life of the facility as part of its anticipated closure cost. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from third parties. In those cases where third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Self-Insurance and Insurance Recoveries

    Solutia maintains self-insurance reserves to reflect its estimate of uninsured losses. Self-insured losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry, the Company's historical experience and certain case specific reserves as required, including estimated legal costs. The maximum extent of the self-insurance provided by the Company is dependent upon a number of factors including the facts and circumstances of individual cases and the terms and conditions of the commercial policies. Solutia has purchased commercial insurance in order to reduce its exposure to workers' compensation, product, general, automobile and property liability claims. Policies for periods prior to the spin-off are shared with Pharmacia. This insurance has varying policy limits and deductibles.

    Insurance recoveries are estimated in consideration of expected losses, coverage limits and policy deductibles. When recovery from an insurance policy is considered probable, a receivable is recorded.

    Revenue Recognition

    The Company's primary revenue-earning activities involve producing and delivering goods. Revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. In the case of the pharmaceutical services businesses, revenues are primarily recorded as services are rendered.

    Distribution Costs

    The Company includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and the other costs of its distribution network in cost of goods sold within the Statement of Consolidated Operations.

    Shipping and Handling Costs

    Amounts billed for shipping and handling are included in net sales and the costs incurred for these activities are included in cost of goods sold on the Statement of Consolidated Operations.

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

    Major currencies affecting the Company's business are the U.S. dollar, the British pound sterling, the euro, the Canadian dollar, the Australian dollar and the Brazilian real. Currency restrictions are not expected to have a significant effect on Solutia's cash flows, liquidity or capital resources.

    Income Taxes

    Solutia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. The Company determines the appropriateness of valuation allowances in accordance with the "more likely than not" recognition criteria outlined in SFAS No. 109, Accounting for Income Taxes.

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

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Stock Option Plans

    Effective January 1, 2003, Solutia adopted SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which allowed Solutia to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in the Statement of Consolidated Operations, as all options granted under the plans had an exercise price equal to the market value of the Company's stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each year ended December 31 as follows:

                                                                 Year Ended December 31,
                                                             --------------------------------
                                                              2003         2002         2001
                                                             ------       ------       ------
NET LOSS:
    As reported........................................      $ (987)      $ (151)      $  (59)
    Deduct: Total stock-based employee compensation
      expense determined using the Black-Scholes
      option-pricing model for all awards, net of
      tax..............................................          (5)          (7)          (8)
                                                             ------       ------       ------
    Pro forma..........................................      $ (992)      $ (158)      $  (67)
                                                             ======       ======       ======
LOSS PER SHARE:
    Basic and Diluted--as reported.....................      $(9.44)      $(1.44)      $(0.57)
    Basic and Diluted--pro forma.......................      $(9.48)      $(1.51)      $(0.64)

    Compensation expense resulting from the fair value method may not be representative of compensation expense to be incurred on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option-pricing model. In addition, Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock and that it is unlikely that holders of options to purchase Solutia's common stock will receive any consideration for those options in such a plan of reorganization.

    Recently Issued Accounting Standards

    On January 13, 2004, the FASB issued FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act is a one-time election that must be made before net periodic postretirement benefit costs for the period that includes the Act's enactment date are first included in reported financial information pursuant to the requirements of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company has elected to defer recording the impact of the Act in its consolidated financial statements for the year ended December 31, 2003 in view of the fact that specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Consequently, the impact of the Act on the Company's measure of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost in the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the other postretirement benefits plan as of and for the year-ended December 31, 2003. See Note 16 for additional information.

    On December 24, 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to improve financial statement disclosures for defined benefit plans. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106. This Statement retains the disclosure requirements contained in SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The information is required separately for pension plans and for other postretirement

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

benefit plans. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis.

    The provisions of Statement 132 remain in effect until the provisions of this revised Statement are adopted. Except as noted below, this Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of information about foreign plans required by paragraphs 5(d), 5(e), 5(g), and 5(k) of this Statement is effective for fiscal years ending after June 15, 2004. Disclosure of estimated future benefit payments required by paragraph 5(f) of this Statement is effective for fiscal years ending after June 15, 2004. See
Note 16 for the Company's expanded disclosures concerning this newly issued Statement.

    On December 24, 2003, the FASB issued a revision of the FASB Interpretation No. 46, Consolidation of Variable Interest Entities
(FIN 46R). FIN 46R codifies both the proposed modifications and other decisions previously issued through certain FSPs and supersedes the original Interpretation No. 46 to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests,
(2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a variable interest entity (VIE) or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company originally adopted Interpretation No. 46 during the quarter ended September 30, 2003, as more fully described in Note 12. FIN 46R did not have an impact on the conclusions reached upon adoption of the original Interpretation No. 46.

    Reclassifications

    Certain reclassifications to prior years' financial information have been made to conform to the 2003 presentation. In connection with the completion of the credit facility as of October 8, 2003, Solutia Investments, LLC, and Solutia Business Enterprises, Inc. became guarantors of the 11.25 percent notes due 2009 through cross-guarantor provisions. Accordingly, for comparative purposes, the 2002 and 2001 consolidating condensed financial statements have been restated to reflect the addition of these two new guarantors (as more fully described in Note 25).

3. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

    Under Chapter 11 of the Bankruptcy Code, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. These estimated claims are reflected in the December 31, 2003, Statement of Consolidated Financial Position as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts, the determination as to the value of any collateral securing claims, proofs of claim or other events.

    The Company has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including
(i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses; (vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties;
(ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of December 31, 2003, as applicable.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The amounts subject to compromise at December 31, 2003 consisted of the following items:

Accounts payable............................................      $  122
Postretirement benefits(a)..................................       1,153
Self-insurance reserves(b)..................................         156
Environmental reserves(c)...................................          85
Other miscellaneous liabilities.............................          80
6.72% debentures puttable 2004, due 2037....................         150
7.375% debentures due 2027..................................         300
11.25% notes due 2009.......................................         223
                                                                  ------
                                                                     673
Unamortized debt discount and debt issuance costs...........         (48)
                                                                  ------
    TOTAL DEBT SUBJECT TO COMPROMISE........................         625
                                                                  ------
TOTAL LIABILITIES SUBJECT TO COMPROMISE.....................      $2,221
                                                                  ======

--------
(a)     Postretirement benefits include the Company's domestic (i) qualified pension plan of $420; (ii) unqualified pension plan of $23; and (iii) other postretirement benefits of $710.

(b)     An automatic stay has been imposed against the commencement or continuation of legal proceedings against the
        Company outside of the bankruptcy court process. Consequently, the Company's accrued liability for self-insurance has been classified entirely as liabilities subject to compromise.

(c)     Represents remediation obligations related to properties that are not owned or operated by Solutia, including non-owned properties adjacent to current operating sites.

    Reorganization items, net are presented separately in the Statement of Consolidated Operations and represent items of income, expense, gain, or loss that are realized or incurred by the Company because it is in reorganization under Chapter 11 of the Bankruptcy Code. For the year ended December 31, 2003, reorganization items consisted entirely of professional fees of $1. In addition, while operating during the Chapter 11 proceedings, the Company has ceased recording interest on all debt it believes is under-secured pre-petition indebtedness in accordance with SOP 90-7 with the exception of the 11.25 percent notes due 2009 for which the Bankruptcy Court has permitted continued payments of the contractual interest through January 2005. The amount of contractual interest not recorded in 2003 was $1.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

4. ACQUISITIONS AND DIVESTITURES

    Discontinued Operations

    On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003, the sale was completed resulting in a pre-tax gain of $24; accordingly, the assets and liabilities of the discontinued operations were classified as current in the Statement of Consolidated Financial Position at December 31, 2002. In addition, proceeds from this divestiture were used to pay down borrowings under the amended credit facility in accordance with bank agreements. As a result, all borrowings under this facility were classified as short-term as December 31, 2002. The Company retained certain tax liabilities of approximately
$40 related to the divested businesses and has excluded them from the liabilities identified below. The carrying amounts of assets and liabilities from discontinued operations at December 31, 2002, consisted of the following:

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
                                                                  ====

    The operating results of the resins, additives and adhesives businesses have been reported separately as discontinued operations in the consolidated financial statements for each year presented. The operating results exclude certain corporate expenses of $10 in 2002 and $12 in 2001, which had previously been allocated to the resins, additives and adhesives businesses. In addition, interest expense of $24 in 2003, $26 in 2002 and $20 in 2001, associated with debt that was repaid with the sales proceeds was allocated to discontinued operations. The operating results for 2003 include results of operations for the month of January 2003. Net sales and income (loss) from discontinued operations are as follows:

                                                                   Year Ended December 31,
                                                                  --------------------------
                                                                  2003       2002       2001
                                                                  ----       ----       ----
Net sales...................................................      $53        $559       $549
Income before income tax expense............................        7          34         47
Income tax expense..........................................       (9)        (10)       (25)
                                                                  ---        ----       ----
Income (loss) from Discontinued Operations..................      $(2)       $ 24       $ 22
                                                                  ===        ====       ====

    Other Acquisitions and Divestitures

    On May 31, 2002, Solutia acquired Axio Research Corporation (Axio) for approximately $5, which was financed with cash from operations. Axio is a contract research organization providing clinical trial design and data management to a wide range of clients including pharmaceutical, biotechnology and medical device companies as well as academic and government research groups. Axio complements the

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

pharmaceutical services offering within the Performance Products and Services segment. The allocation of the purchase price to assets and liabilities acquired resulted in current assets of $1, non-current assets of $1, goodwill of $4 and current liabilities of $1. Axio's results of operations were included in Solutia's results of operations from the acquisition date and were not material to Solutia's consolidated results of operations for the year ended December 31, 2002.

    During the first quarter of 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems (AES) joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of ExxonMobil Corporation for approximately $102. The sale resulted in a gain of $5.

5. LOSS PER SHARE

                                                                      Year Ended December 31,
                                                                  --------------------------------
                                                                   2003         2002         2001
                                                                  ------       ------       ------
Loss from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $ (980)      $   (8)      $  (81)
Income (Loss) from Discontinued Operations, net of tax......          (2)          24           22
Cumulative Effect of Change in Accounting Principle.........          (5)        (167)          --
                                                                  ------       ------       ------
Net Loss....................................................      $ (987)      $ (151)      $  (59)
                                                                  ======       ======       ======
Basic and Diluted Loss per Share:
Loss from Continuing Operations Before Discontinued
  Operations and Cumulative Effect of Change in Accounting
  Principle.................................................      $(9.37)      $(0.08)      $(0.78)
Income (Loss) from Discontinued Operations, net of tax......       (0.02)        0.23         0.21
Cumulative Effect of Change in Accounting Principle, net
  of tax....................................................       (0.05)       (1.59)          --
                                                                  ------       ------       ------
Basic and Diluted Loss per Share............................      $(9.44)      $(1.44)      $(0.57)
                                                                  ------       ------       ------
Basic and Diluted Weighted Average Shares Outstanding
  (in millions).............................................       104.6        104.7        103.9
                                                                  ------       ------       ------

    At December 31, 2003, 2002 and 2001, 0.1 million, 0.2 million and
1.2 million common share equivalents, respectively, were excluded because the effect would be antidilutive.

6. RESTRUCTURING RESERVES

    During 2003 the Company recorded restructuring and severance charges of $56. The restructuring charges resulted from the Company's continued strategic evaluation of its businesses, and the resulting decisions to shut down certain operations due to various market and economic conditions. Included in these restructuring charges were $22 of severance charges associated with workforce reductions precipitated by the sale of the resins, additives and adhesives businesses and other ongoing cost reduction initiatives; $17 of asset write-downs; $14 related to non-cancelable operating leases, which the Company is no longer utilizing the properties or services underlying these lease arrangements; and $3 in contract termination costs. As a result of the aforementioned severance actions, Solutia reduced its workforce by approximately 530 positions. Cash outlays associated with the restructuring actions were funded from operations. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately 10 percent affected European, Asian and Latin American operations. Management positions represented approximately 30 percent of the workforce reductions. Of this $56 in restructuring and severance charges, $47 was recorded in the Performance Products and Services segment, $5 was recorded in the Integrated Nylon segment, and $4 was recorded in Corporate/Other.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following table summarizes the above noted restructuring charges, amounts utilized to carry out those plans and amount remaining at December 31, 2003:

                                                                                    Future
                                                 Employment      Asset Write-       Lease        Other
                                                 Reductions         downs          Payments      Costs      Total
                                                 ----------      ------------      --------      -----      -----
Balance at January 1, 2003.....................     $ --             $ --            $--          $--       $ --
     Charges taken.............................       22               17             14            3         56
     Amounts utilized..........................      (22)             (17)            --           --        (39)
                                                    ----             ----            ---          ---       ----
BALANCE AT DECEMBER 31, 2003...................     $ --             $ --            $14          $ 3       $ 17
                                                    ====             ====            ===          ===       ====

    During 2001 Solutia reduced its workforce by approximately
700 positions. Additionally, Solutia eliminated more than 750 contractor positions during 2001. Approximately 90 percent of the workforce reductions affected North American business and manufacturing operations, and approximately 10 percent affected European, Asian and Latin American operations and sales offices. Management positions represented approximately one-third of the workforce reductions. During the fourth quarter of 2001, Solutia determined that the original provision taken for its 2001 restructuring program was insufficient to cover its total costs. Actual costs to terminate certain European and North American management employees and certain employee benefit costs for involuntary terminations were higher than the original estimates. As a result, Solutia recorded additional restructuring charges of $9 to cost of goods sold to cover these higher costs. The restructuring actions contemplated by this reserve were completed by the end of 2001. Certain severance payments owed to individuals terminated late in the fourth quarter of 2001 were included in accrued liabilities at December 31, 2001, and were paid during the first quarter of 2002. The closure of non-strategic facilities is not anticipated to have a significant impact on future operations.

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
                                                           ====              ===           ====

    During 2000 Solutia identified excess production capacity for certain Solutia resins products that allowed for consolidation of production facilities. As a result, Solutia exited its operations at the Port Plastics site in Addyston, Ohio. An $8 ($5 after-tax) charge to cost of goods sold was recorded to carry out the exit plan. The charge included $2 to write down plant assets to their fair value of approximately $1, $2 of dismantling costs and $4 of estimated costs for which Solutia was contractually obligated under an operating agreement. Fair value was determined by discounting future cash flows using an appropriate discount rate based on the Company's cost of capital. Under the operating agreement, Solutia is required to provide 24 months notice of intent to exit and is required to pay contractually obligated costs for an additional 18 months thereafter to a third-party operator. Solutia provided notice of intent to exit on June 30, 2000, and exited the site in June of 2002. The contractually obligated costs represent direct manufacturing, overhead, utilities and severance. The financial impact was not material to Solutia as production shifted to other production facilities.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following table summarizes the restructuring charge, amounts utilized to carry out those plans and amount remaining at December 31, 2003:

                                                 Shutdown of      Asset Write-      Other
                                                 Facilities          downs          Costs      Total
                                                 -----------      ------------      -----      -----
Balance at January 1, 2000.................          $--              $--            $--        $--
     Charges taken.........................            2                2              4          8
     Amounts utilized......................           --               (2)            --         (2)
                                                     ---              ---            ---        ---
Balance at December 31, 2000...............          $ 2              $--            $ 4        $ 6
    Amounts utilized.......................           --               --             --         --
                                                     ---              ---            ---        ---
Balance at December 31, 2001...............          $ 2              $--            $ 4        $ 6
    Amounts utilized.......................           (2)              --             --         (2)
                                                     ---              ---            ---        ---
Balance at December 31, 2002...............          $--              $--            $ 4        $ 4
    Amounts utilized.......................           --               --             (3)        (3)
                                                     ---              ---            ---        ---
BALANCE AT DECEMBER 31, 2003...............          $--              $--            $ 1        $ 1
                                                     ===              ===            ===        ===

    As a result of the Company's Chapter 11 filing, the remaining $1 is subject to compromise and will be addressed in conjunction with the ongoing bankruptcy proceedings.

7. IMPAIRMENT OF LONG-LIVED ASSETS

    During 2003 Solutia recorded an $18 impairment charge to Cost of Goods Sold for the write down of certain fixed assets and a $14 charge to Impairment of Intangible Assets for the write down of certain finite-lived intangible assets, both included within the Pharmaceutical Services business line of the Performance Products and Services operating segment. As a result of current operating losses, primarily because of industry consolidations and the projected future competitive market conditions that they face, a strategic review of the business was commenced in order to better align the cost structure of the business with future revenue projections.

    Certain under-utilized assets in the Pharmaceutical Services business line, located in Switzerland, were identified from this review and a plan was commenced to streamline operations through the consolidation of these assets during 2003. In conjunction with this plan, an impairment analysis in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-lived Assets, was completed based upon the indicators of impairment present within the asset group being reviewed, including historical losses and declining estimates of forecasted results given current economic and market conditions in the Pharmaceutical Service industry. The carrying value of the assets was compared to undiscounted expected cash flows indicating an impairment was present, as the carrying value of the assets were above the undiscounted cash flow amount. Therefore, the assets were written down to fair value, as determined by discounting expected future cash flows, using an appropriate discount rate. The assumptions used in the cash flow projections approximated the market conditions experienced in 2003.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, Solutia adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, Solutia discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. This Statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. Fair value measurements of the reporting units upon adoption in 2002 were estimated by a third-party specialist utilizing both income and market multiple approaches. Based on this analysis, Solutia recorded an impairment loss of $167 during 2002 for the resins, additives and adhesives businesses, which is presented as discontinued operations, due to declining estimates of future results given current economic and market conditions. The goodwill impairment charge was non-deductible for tax purposes and is reflected as the cumulative effect of change in accounting principle in the Statement of Consolidated Operations.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Net loss and loss per share, excluding discontinued operations, for the year ended December 31, 2001, adjusted to exclude the non-amortization provisions of SFAS No. 142, net of tax, are as follows:

                                                                   2001
                                                                  ------
Net Loss:
     Loss from Continuing Operations........................      $  (81)
     Goodwill amortization..................................           8
     Equity method goodwill amortization....................           2
     Trademark amortization.................................           2
                                                                  ------
ADJUSTED NET LOSS...........................................      $  (69)
                                                                  ======

                                                                   2001
                                                                  ------
Basic and Diluted loss per share:
    Loss from Continuing Operations.........................      $(0.78)
    Goodwill amortization...................................        0.08
    Equity method goodwill amortization.....................        0.02
    Trademark amortization..................................        0.02
                                                                  ------
ADJUSTED BASIC AND DILUTED LOSS PER SHARE...................      $(0.66)
                                                                  ======

    During the fourth quarter 2003, the Company recorded an impairment charge of $64 within the Pharmaceutical Services reporting unit in accordance with SFAS No. 142 for the write down of goodwill of $53 and certain indefinite-lived intangible assets of $11 and based upon fair value estimates of the reporting unit by third party specialists using income and market approaches. In addition, the Company recorded a $14 impairment charge for certain finite-lived intangible assets, as determined through an impairment test performed in accordance with SFAS No. 144, as more fully described in Note 7. These impairment charges totaling $78 are recorded in the Impairment of Intangible Assets line within the Statement of Consolidated Operations and are included within the results of operations of the Performance Products and Services operating segment. These charges were precipitated by the declining estimates of forecasted results given current economic and market conditions within the pharmaceutical services industry.

    There were no material acquisitions of intangible assets and there have been no changes to amortizable lives or methods during 2003. The Company's acquisition of Axio (as more fully described in Note 4) during 2002 resulted in goodwill of approximately $4. Amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $3 annually in 2004 through 2008. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Goodwill and trademarks are allocated to the Performance Products and Services segment, which includes the CPFilms and Pharmaceutical Services reporting units. Trademarks are included within Identified Intangible Assets in the Statement of Consolidated Financial Position. The allocation of these items is as follows:

                                                                                                        Total
                                                                                                     Performance
                                                                                Phamaceutical          Products
                                                                  CPFilms          Services          and Services
                                                                  -------       --------------       ------------
Goodwill, December 31, 2002.................................        $74              $ 70                $144
Translation.................................................         --                 6                   6
Impairment..................................................         --               (53)                (53)
                                                                    ---              ----                ----
Goodwill, December 31, 2003.................................        $74              $ 23                $ 97
                                                                    ---              ----                ----
Trademarks, December 31, 2002...............................        $26              $ 11                $ 37
Translation.................................................         --                 1                   1
Impairment..................................................         --               (11)                (11)
                                                                    ---              ----                ----
Trademarks, December 31, 2003...............................        $26              $  1                $ 27
                                                                    ---              ----                ----

    Amortized identified intangible assets generally comprise of patents and contract-based intangible assets and are summarized in aggregate as follows:

                                                                                  December 31, 2003
                                                                 ----------------------------------------------------
                                                                 Gross Carrying       Accumulated        Net Carrying
                                                                     Value            Amortization          Value
                                                                 --------------       ------------       ------------
Amortized Intangible Assets, December 31, 2002.............           $ 42                $(13)              $ 29
Impairment.................................................            (14)                 --                (14)
Translation................................................              5                  --                  5
Amortization...............................................             --                  (4)                (4)
                                                                      ----                ----               ----
Amortized Intangible Assets, December 31, 2003.............           $ 33                $(17)              $ 16
                                                                      ----                ----               ----

                                                                                  December 31, 2002
                                                                 ----------------------------------------------------
                                                                 Gross Carrying       Accumulated        Net Carrying
                                                                     Value            Amortization          Value
                                                                 --------------       ------------       ------------
Amortized Intangible Assets, December 31, 2001.............           $ 38                $ (9)              $ 29
Asset Acquisition..........................................              1                  --                  1
Intangible Assets Subsumed into Goodwill...................             (2)                 --                 (2)
Translation................................................              5                  --                  5
Amortization...............................................             --                  (4)                (4)
                                                                      ----                ----               ----
Amortized Intangible Assets, December 31, 2002.............           $ 42                $(13)              $ 29
                                                                      ----                ----               ----

9. RISK MANAGEMENT ACTIVITIES

    Effective January 1, 2001, Solutia adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001, resulted in a cumulative addition to other comprehensive income of $2 after-tax, principally attributable to unrealized gains in commodity cash flow hedges.

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

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

    Solutia also enters into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be recorded in other income (expense), net in the period. The net impact of the related gains and losses was not material.

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

    Commodity Price Risk

    Certain raw materials and energy sources used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Historically, Solutia routinely uses forward and option contracts to manage a portion of the volatility related to anticipated energy purchases with maturities up to 6 months. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income
(loss) to the extent effective, and reclassified into cost of goods sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. As of December 31, 2003 there were no outstanding cash flow hedges and no gains/losses recorded in other comprehensive loss as of December 31, 2003. The net impact on other comprehensive loss included approximately $1 after-tax for realized losses on cash flow hedges at December 31, 2002. No cash flow hedges were discontinued during the year due to changes in expectations on the original forecasted transactions.

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

10. INVESTMENTS IN AFFILIATES

    At December 31, 2003, Solutia's investments in affiliates consisted principally of its 50 percent interests in the Flexsys and Astaris joint ventures for which Solutia applies the equity method of accounting. Solutia received dividends from affiliates of approximately $25 in 2002

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

and $30 in 2001. There were no dividends received during 2003.
Summarized combined financial information for 100 percent of the Flexsys and Astaris joint ventures and the results of operations for AES for the period up until the sale during the first quarter of 2002 is as follows:

                                                                 Year Ended December 31,
                                                               ----------------------------
                                                               2003       2002        2001
                                                               ----       ----       ------
Results of operations:
    Net sales............................................      $890       $962       $1,241
    Gross profit.........................................       102        152          226
    Operating income (loss)..............................      (242)        30          (63)
    Net income (loss)....................................      (273)        12          (48)
                                                                       December 31,
                                                               ----------------------------
                                                               2003       2002        2001
                                                               ----       ----       ------
Financial position:
    Current assets.......................................      $344       $353       $  493
    Noncurrent assets....................................       493        650          768
    Current liabilities..................................       398        336          498
    Noncurrent liabilities...............................       181        273          205

    Solutia's investment in Astaris as of December 31, 2003 and 2002 exceeded Solutia's proportionate share of the underlying equity of Astaris by $59 and $14, respectively, primarily due to the guarantee of debt recorded in 2003 (as more fully described below) and goodwill recorded by Solutia at inception of the joint venture. Solutia's investment in Flexsys as of December 31, 2003 and 2002 exceeded
Solutia's proportionate share of the underlying equity of Flexsys by $4 and $10, respectively, primarily due to goodwill recorded by Solutia at inception of the joint venture.

    During 2003, the results of operations of both Astaris and Flexsys were negatively affected by $89, net of tax, in restructuring and litigation charges resulting from (i) the Astaris joint venture for select production asset and product rationalizations, including the Conda, Idaho, purified phosphoric acid facility, which had performed significantly below expectations; (ii) restructuring charges related to asset impairments at the Flexsys joint venture; (iii) severance charges at both the Flexsys and Astaris joint ventures; and (iv) in the fourth quarter of 2003, the Flexsys joint venture recorded a charge related to litigation expenses.

    In connection with the external financing agreement for Astaris, which expires in September of 2005, Solutia and its equal partner in the venture, FMC Corporation, contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. The financial benchmarks were based on forecasted earnings that were developed when the financing was originated in September 2000. Astaris earnings have fallen short of the forecast underlying its external financing agreement due to numerous factors including significantly less than planned productivity of its purified phosphoric acid technology, lower sales volumes and lower average selling prices. As a result of these earnings shortfalls in comparison to the original expectations, Solutia and FMC each made additional investments of $63 and $30 during 2003 and 2002, respectively.

    On October 8, 2003, Solutia and Astaris amended its external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris as of October 8, 2003. The agreement was also amended to provide for a dollar-for-dollar reduction of the Astaris lenders' commitments with future payments made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment will effectively provide a $67 limitation for each of Solutia and FMC on future funding in the event the joint venture continues to fail to meet certain financial benchmarks. Solutia's $67 letter of credit will also reduce dollar-for-dollar as future payments are made by Solutia under its existing support agreement. The remaining commitment to Astaris as of December 31, 2003 is $51. This amount is recorded as a liability in the Statement of Consolidated Financial Position in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

    During the first quarter of 2002, Solutia sold its 50 percent interest in the AES joint venture to ExxonMobil Chemical Company, a division of ExxonMobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of ExxonMobil Corporation for approximately $102. The sale resulted in a gain of $5 ($3 after-tax).

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

11. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                      December 31,
                                                                  ---------------------
                                                                   2003          2002
INVENTORIES                                                       -------       -------
Finished goods..............................................      $   192       $   179
Goods in process............................................           92           101
Raw materials and supplies..................................           83            83
                                                                  -------       -------
Inventories, at FIFO cost...................................          367           363
Excess of FIFO over LIFO cost...............................         (127)         (101)
                                                                  -------       -------
TOTAL.......................................................      $   240       $   262
                                                                  =======       =======

    Inventories at FIFO approximate current cost. The effects of LIFO inventory liquidations were not significant.

                                                                      December 31,
                                                                  ---------------------
                                                                   2003          2002
PROPERTY, PLANT AND EQUIPMENT                                     -------       -------
Land........................................................      $    19       $    19
Buildings...................................................          420           375
Machinery and equipment.....................................        3,038         2,946
Construction in progress....................................           29            26
                                                                  -------       -------
Total property, plant and equipment.........................        3,506         3,366
Less accumulated depreciation...............................       (2,597)       (2,436)
                                                                  -------       -------
TOTAL.......................................................      $   909       $   930
                                                                  =======       =======
                                                                      December 31,
                                                                  ---------------------
                                                                   2003          2002
OTHER ASSETS                                                      -------       -------
Cash underlying collateralized letters of credit............      $   132       $    11
Intangible pension asset....................................           81            99
Computer software...........................................           48            59
Other.......................................................          111           104
                                                                  -------       -------
TOTAL.......................................................      $   372       $   273
                                                                  =======       =======

12. VARIABLE INTEREST ENTITIES

    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation provides guidance related to identifying variable interest entities
(VIEs) and determining whether such entities should be consolidated. The Interpretation must be applied immediately to VIEs created, or interests in VIEs obtained, after January 31, 2003. For those VIEs created, or interests in VIEs obtained, on or before January 31, 2003, the guidance in the Interpretation must be applied in the first fiscal year or interim period beginning after December 15, 2003. The Company early adopted the provisions of the Interpretation for VIEs obtained on or before January 31, 2003, during the third quarter 2003. There have been no VIEs created, or interests in VIEs obtained, after January 31, 2003.

    The Company has one operating lease related to its corporate headquarters in St. Louis, Missouri, entered into in 1999, that qualifies as a VIE under this Interpretation. Based on the current terms of the lease agreement and the residual value guarantee the Company provides to the lessor, the Company concluded it is the primary beneficiary of the VIE. The residual value guarantee is $35 as of December 31, 2003. As a result, the Company consolidated the property, plant and equipment of $37 and long-term debt of $43 held by this VIE, and recorded minority interest of $1 and a resulting after-tax charge of $5, reported as a cumulative effect of a change in accounting principle, net of tax. The assets and liabilities of $37 and $43, respectively, which were consolidated as part of adoption of this Interpretation, were not included within the Statement of Consolidated Cash Flows for the year ended December 31, 2003, as these items represent non-cash transactions upon adoption of this Interpretation.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

13. INCOME TAXES

    The components of loss from continuing operations before income taxes were:

                                                                2003        2002       2001
                                                                -----       ----       -----
United States.............................................      $(499)      $(53)      $(137)
Outside United States.....................................        (66)        34          13
                                                                -----       ----       -----
TOTAL.....................................................      $(565)      $(19)      $(124)
                                                                =====       ====       =====

    The components of income tax expense (benefit) recorded in continuing operations were:

                                                                 2003        2002       2001
                                                                 -----       ----       ----
Current:
    U.S. federal...........................................      $  --       $ --       $(30)
    U.S. state.............................................         --         --         --
    Outside United States..................................         17         27         23
                                                                 -----       ----       ----
                                                                    17         27         (7)
                                                                 -----       ----       ----
Deferred:
    U.S. federal...........................................       (110)       (23)       (17)
    U.S. state.............................................        (21)        (9)       (13)
    Outside United States..................................        (18)        (6)       (17)
                                                                 -----       ----       ----
                                                                  (149)       (38)       (47)
                                                                 -----       ----       ----
Valuation Allowances.......................................        547         --         11
                                                                 -----       ----       ----
TOTAL......................................................      $ 415       $(11)      $(43)
                                                                 =====       ====       ====

    Factors causing Solutia's effective tax rate for continuing operations to differ from the U.S. federal statutory rate were:

                                                                  2003       2002       2001
                                                                  ----       ----       ----
U.S. federal statutory rate.................................      (35)%      (35)%      (35)%
U.S. state income taxes.....................................       (2)       (32)        (7)
Export tax benefit..........................................       (1)       (17)        (2)
Taxes related to foreign income (loss), net of credits......        8         65         (7)
Valuation allowances........................................       97         --          9
Income (loss) from equity affiliates recorded net of tax....        5        (25)         3
Other.......................................................        2        (14)         4
                                                                  ---        ---        ---
EFFECTIVE INCOME TAX RATE...................................       74%       (58)%      (35)%
                                                                  ===        ===        ===

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Deferred income tax balances were related to:

                                                                  2003        2002
                                                                  -----       -----
Property....................................................      $(178)      $(191)
Postretirement benefits.....................................        404         426
Restructuring reserves......................................          5           2
Environmental liabilities...................................         62          55
Inventory...................................................          5          12
Tax credit carryforward.....................................          7          13
Net operating losses........................................        222          66
Valuation allowances........................................       (585)         (5)
Other.......................................................         22           8
                                                                  -----       -----
NET DEFERRED TAX ASSETS (LIABILITIES).......................      $ (36)      $ 386
                                                                  =====       =====

    At December 31, 2003, research and development tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $5, all of which will expire in 2019 through 2023. At December 31, 2003, various federal, state and foreign net operating loss carryforwards are available to offset future taxable income. These net operating losses expire in years after 2004 or have an indefinite carryforward period. Valuation allowances have been provided for the tax credit and net operating loss carryforwards that are not likely to be utilized. Income taxes and remittance taxes have not been recorded on $77 in undistributed earnings of subsidiaries, either because any taxes on dividends would be offset substantially by net operating loss carryforwards or foreign tax credits or because Solutia intends to reinvest those earnings indefinitely. It is not practicable to estimate the tax effect of remitting these earnings to the United States.

    The Company provided additional valuation allowances of $580 in 2003 of which $547 was recorded in Income Tax Expense (Benefit) in the Statement of Consolidated Operations and $33 was recorded in Accumulated Other Comprehensive Loss in the Statement of Consolidated Comprehensive Loss. The additional valuation allowances were principally provided for the U.S. deferred tax assets as the Company no longer believed that the "more likely than not" recognition criteria outlined in SFAS No. 109, Accounting for Income Taxes, were appropriate given a combination of factors surrounding the Company's Chapter 11 bankruptcy filing including: (i) the possibility that all or a substantial portion of the loss and credit carryforwards and tax bases of assets could be reduced to the extent of cancellation of indebtedness occurring as part of a reorganization plan; (ii) the possibility that all or a substantial portion of the loss and credit carryforwards could become limited if a change in ownership occurs as a result of a reorganization plan; and
(iii) due to updated expectations regarding near-term taxable income.

14. DEBT OBLIGATIONS

    As of December 31, 2003, Solutia's debt obligations include borrowings against the revolving credit facility, interim DIP facility, notes and debentures. The weighted average interest rate on short-term debt outstanding was 11.7 percent at December 31, 2003 and 7.2 percent at December 31, 2002. The weighted average interest rate on total debt outstanding was 8.9 percent at December 31, 2003 and 7.8 percent at December 31, 2002. Excluding debt subject to compromise, the weighted average interest rate on total debt was 9.3 percent at December 31, 2003. As a result of the Chapter 11 filing, the Company was in default on all its debt agreements as of December 31, 2003, with the exception of the interim DIP financing arrangement. While operating during the Chapter 11 proceedings, the Company has ceased recording interest on all unsecured pre-petition indebtedness in accordance with SOP 90-7 with the exception of the 11.25 percent notes due 2009 for which the Bankruptcy Court has permitted continued payments of the contractual interest. The amount of contractual accrued interest not recorded in 2003 was $1.

    October 2003 Credit Facility

    On October 8, 2003, Solutia entered into a new $350 credit facility. The proceeds of the loans made under the facility were used to retire the Company's pre-existing bank debt and for general working capital purposes, including fees and expenses related to the credit facility. The amount of outstanding borrowings under the credit facility as of December 31, 2003 was approximately $286. The facility was paid in full and cancelled as part of the final DIP facility entered into by the Company as of January 16, 2004, as more fully described in Note 21.

    The October 2003 credit facility consisted of (i) a $150 revolving credit component available for borrowing or for the issuance of letters of credit and (ii) a $200 term loan. The revolving credit component only became available when the term loan was fully drawn. Availability

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

under the revolving credit component was subject to a working capital borrowing base formula and limited to a maximum of $150. A component of the term loan was scheduled to amortize at the rate of $.8 per month starting in April 2004. The credit facility was subject to various mandatory commitment reductions and prepayments in connection with asset sales, equity issuances, receipt of extraordinary proceeds and certain other events.

    Certain of the Company's substantial manufacturing facilities which formerly secured, among other things, Solutia's bank debt, its keepwell obligations with respect to the Astaris credit agreement, and obligations of Solutia relative to various public debentures were not included as collateral for the October 2003 credit facility. The release of the liens upon these properties resulted in three series of Solutia debt instruments reverting from secured debt to unsecured debt: its 6.72%, 2037 debentures which, but for the protection afforded by the Chapter 11 proceedings, are puttable in October 2004 ($150 outstanding); its guaranty of its subsidiary SESA's 6.25 percent, February 2005 Euronotes ((euro) 200 million outstanding); and its 7.375%, October 2027 debentures ($300 outstanding). These debt instruments were unsecured when issued but, as a result of "equal and ratable" clauses in their indentures, became secured in 2002, in accordance with their governing documents, when liens on certain property, plant and equipment securing debt in an amount greater than 15 percent of Solutia's consolidated net tangible assets were granted to Solutia's bank group and to the Astaris lenders. Upon completion of the October 2003 credit facility, the above debt instruments, which aggregated approximately $680 at October 8, 2003, reverted to unsecured status.

    Interim DIP Financing

    On December 19, 2003, the U.S. Bankruptcy Court entered an interim order authorizing Solutia to borrow up to $85 of DIP financing for the period between the entry of the interim order and the entry of a final order authorizing a full DIP facility. Accordingly, on December 19, 2003, Solutia entered into an interim financing facility providing for $515 of total DIP financing, of which $85 was immediately available under the interim Bankruptcy Court order, with an additional $430 of DIP financing to be available upon entry of a final Bankruptcy Court order approving the total $515. In aggregate, the interim DIP facility approved on December 19, 2003 consisted of (i) a $50 term loan component; (ii) a $315 term loan component; and (iii) a $150 borrowing-based revolving credit component, which included a $150 letter of credit subfacility. As of December 31, 2003, $75 was outstanding under the interim DIP facility, which amount was subsequently paid in full through the final DIP facility entered into as of January 16, 2004, as more fully described in Note 21.

    Long-Term Debt

    Long-term debt consisted of the following as of December 31,

                                                                  2003       2002
                                                                  ----       ----
6.72% debentures puttable 2004, due 2037....................      $150       $150
6.25% euro notes due 2005...................................       251        208
11.25% notes due 2009.......................................       223        223
7.375% debentures due 2027..................................       300        300
Other.......................................................        43         --
                                                                  ----       ----
    Total principal amount..................................       967        881
Unamortized net discount(a).................................        --        (42)
                                                                  ----       ----
                                                                   967        839
Less amounts subject to compromise (Note 3).................      (673)        --
                                                                  ----       ----
TOTAL.......................................................      $294       $839
                                                                  ====       ====

--------
(a) Unamortized net discount as of December 31, 2003 of $38 is included in liabilities subject to compromise, as further described in Note 3.

    While operating during the Chapter 11 proceedings, the Company has ceased recording interest expense on all unsecured pre-petition indebtedness in accordance with SOP 90-7. The amount of contractual interest not recorded in 2003 was $1. Therefore, interest for long-term debt will only be payable on the 6.25 percent Euronotes due 2005, the other long-term debt, and the 11.25 percent notes due 2009, for which the bankruptcy court has permitted continued payments of the contractual interest for the 2009 notes through January 2005. As of December 31, 2003, contractual interest was payable annually, on February 14, for the
6.25 percent Euronotes. However, the Euronote indenture was amended in January 2004 whereby the maturity was extended to December 15, 2008, interest rate was increased to 10 percent, and the timing of

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

interest payments changed to semi-annual payments due February and August each year. The modification to the Euronotes is more fully described in Note 21. Contractual interest is payable semiannually, on January 15 and July 15 for the 11.25 percent notes and monthly for the other long-term debt.

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair value of Solutia's long-term debt not subject to compromise was $305 as of December 31, 2003 and $650 as of December 31, 2002. These estimates compare with the recorded amount of $294 in 2003 and $839 in 2002. Fair value of the debt subject to compromise cannot be fairly determined due to the inherent uncertainties underlying the valuation assumptions impacted by the Chapter 11 proceedings.

    The recorded amounts of cash, trade receivables, third-party guarantees, accounts payable and short-term debt approximate their fair values at both December 31, 2003 and 2002, respectively. The estimated fair value of the Company's foreign currency forward contracts on intercompany financing transactions was approximately $2 at December 31, 2003 and $16 at December 31, 2002. Notional amounts for purchase and sales contracts were $186 and $413 at December 31, 2003 and December 31, 2002, respectively.

    Fair values are estimated by the use of quoted market prices, estimates obtained from brokers and other appropriate valuation techniques and are based upon information available as of December 31, 2003 and 2002, respectively. The fair-value estimates do not necessarily reflect the values Solutia could realize in the current market.

16. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

    Pension benefits are based on the employee's age, years of service and/or compensation level. The domestic qualified pension plan is funded in accordance with Solutia's long-range projections of the plan's financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations. Prior to the spin-off, the majority of Solutia's employees participated in Pharmacia's noncontributory pension plans. In conjunction with the spin-off, Solutia assumed pension liabilities and received related assets from those plans for its applicable active employees and for certain former employees who left Pharmacia in earlier years.

    Certain employees also participate in benefit programs that provide certain health care and life insurance benefits for retired employees. All regular, full-time U.S. employees and certain employees in other countries, who were employed by the Company on or before December 31, 1998, may become eligible for these benefits if they reach retirement age while employed by Solutia and have the required years of service. These postretirement benefits are unfunded and are generally based on the employee's age, years of service and/or compensation level. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. In connection with the spin-off, Solutia assumed retiree medical liabilities for its applicable active employees and for approximately two-thirds of the retired U.S. employees of Pharmacia.

    On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As a result of the Act's passage, the FASB issued FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Accordingly, the Company has elected to defer recording the impact of the Act in its consolidated financial statements for the year ended December 31, 2003 in view of the fact that specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Consequently, the impact of the Act on the Company's measure of the APBO and net periodic postretirement benefit cost in the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the other postretirement benefits plan as of and for the year-ended December 31, 2003.

    The Company uses a measurement date of December 31 for the majority of its pension and other postretirement benefit plans. The amounts disclosed below do not reflect the impact of any changes to the benefit plans that might be contemplated as a result of the bankruptcy filing. In addition, the accrued liabilities for pension and other postretirement obligations have been classified as liabilities subject to compromise as of December 31, 2003 (see Note 3).

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Net Periodic Cost

    For the years ended December 31, 2003, 2002, and 2001, Solutia's pension and healthcare and other benefit costs were as follows:

                                                                                                           Healthcare and
                                                                       Pension Benefits                    Other Benefits
                                                                 -----------------------------       --------------------------
                                                                 2003        2002        2001        2003       2002       2001
                                                                 -----       -----       -----       ----       ----       ----
Service costs for benefits earned..........................      $  27       $  26       $  30       $  9       $  9       $ 10
Interest cost on benefit obligation........................         95         112         122         50         52         53
Assumed return on plan assets..............................       (100)       (129)       (145)        --         --         --
Prior service costs........................................         17          20          21        (13)       (13)       (15)
Transition asset...........................................         --          --          (2)        --         --         --
Recognized net (gain)/loss.................................          3          (6)         (8)         9          9         10
Settlement charge(a).......................................         35          17           1         --         --         --
                                                                 -----       -----       -----       ----       ----       ----
TOTAL......................................................      $  77       $  40       $  19       $ 55       $ 57       $ 58
                                                                 =====       =====       =====       ====       ====       ====

--------
(a)     Represents pre-tax pension settlement losses in 2003, 2002 and 2001, as required by SFAS No. 88, Employers'
        Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.
        The settlement losses resulted from the significant amount of lump sum distributions from Solutia's domestic pension plans during these years respectively, primarily relating to workforce reductions.

    The significant actuarial assumptions used to determine net periodic cost for the Company's principal pension, healthcare and other benefit plans were as follows:

                                                                                             Healthcare and
                                                                  Pension Benefits           Other Benefits
                                                                  -----------------         -----------------
                                                                  2003        2002          2003        2002
                                                                  -----       -----         -----       -----
Discount rate...............................................      6.75%       7.00%          6.75%       7.00%
Expected return on plan assets..............................      9.00%       9.25%           N/A         N/A
Rate of compensation increase...............................      3.75%       4.00%           N/A         N/A
Assumed trend rate for healthcare costs.....................       N/A         N/A          10.00%       5.25%
Ultimate trend rate for healthcare costs....................       N/A         N/A           5.00%       5.25%

    The expected long-term rate of return on assets assumption is based on the target asset allocation policy and the expected future rates of return on these assets. The expected future rate of return assumptions use historical returns as a reference point but are conservatively set below the historical average returns.

    A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2003:

                                                                  1-Percentage-          1-Percentage-
                                                                  Point Increase         Point Decrease
                                                                  --------------         --------------
Effect on total service and interest cost components........           $ --                   $ --
Effect on postretirement benefit obligation.................              2                     (2)

    Solutia's costs for postretirement medical benefits are capped for many current retirees and for active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Benefit Obligations

    Components of the changes in the benefit obligation of Solutia's principal pension, healthcare and other benefit plans were as follows:

                                                                                               Healthcare and
                                                                   Pension Benefits            Other Benefits
                                                                  -------------------         ----------------
                                                                   2003         2002          2003        2002
                                                                  ------       ------         -----       ----
CHANGES IN BENEFIT OBLIGATION
Benefit obligation at January 1.............................      $1,626       $1,709         $ 803       $802
Service costs...............................................          27           26            10          9
Interest cost...............................................          95          112            50         52
Contributions...............................................           1           --            17         14
Actuarial (gain) losses.....................................          35           42            (2)        30
Plan divestiture(a).........................................          --          (13)           --         --
Benefits paid...............................................        (336)        (250)         (104)      (104)
                                                                  ------       ------         -----       ----
BENEFIT OBLIGATION AT DECEMBER 31...........................      $1,448       $1,626         $ 774       $803
                                                                  ======       ======         =====       ====

--------
(a)     Represents the removal of pension obligation related to the divestiture of the Company's interest in the AES joint venture in 2002.

    The accumulated benefit obligation was $1,382 and $1,532 as of December 31, 2003 and 2002, respectively.

    The significant actuarial assumptions used to estimate the projected benefit obligation for the Company's principal pension, healthcare and other benefit plans were as follows:

                                                                                             Healthcare and
                                                                  Pension Benefits           Other Benefits
                                                                  -----------------         -----------------
                                                                  2003        2002          2003        2002
                                                                  -----       -----         -----       -----
Discount rate...............................................      6.25%       6.75%          6.25%       6.75%
Expected return on plan assets..............................       N/A         N/A            N/A         N/A
Rate of compensation increase...............................      3.25%       3.75%           N/A         N/A
Assumed trend rate for healthcare costs.....................       N/A         N/A           9.00%      10.00%
Ultimate trend rate for healthcare costs....................       N/A         N/A           5.00%       5.00%

    Plan Assets

    Components of the changes in fair value of plan assets of Solutia's pension plans were as follows:

                                                                   Pension Benefits
                                                                  -------------------
                                                                   2003         2002
                                                                  ------       ------
CHANGES IN FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at January 1......................      $1,039       $1,384
Actual return on plan assets................................         222         (113)
Contributions...............................................           7           24
Plan divestiture(a).........................................          --          (10)
Benefits paid...............................................        (336)        (246)
                                                                  ------       ------
FAIR VALUE OF PLAN ASSETS AT DECEMBER 31....................      $  932       $1,039
                                                                  ======       ======

--------
(a)     Represents the removal of plan assets related to the divestiture of the Company's interest in the AES joint venture in 2002.

    The other postretirement benefits plans are unfunded as of December 31, 2003 and 2002.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The asset allocation for Solutia's U.S. pension plans as of December 31, 2003 and 2002, and the target allocation for 2004, by asset category, follows. The fair value of plan assets for these U.S. plans was $840 and $969, as of December 31, 2003 and 2002, respectively.

                                                                                               Percentage of Plan Assets at
                                                                                                       December 31,
                                                                                               -----------------------------
                     Asset Category                           2004 Target Allocation           2003                    2002
--------------------------------------------------------      ----------------------           -----                   -----
U.S. equity securities..................................                46%                      47%                     45%
Debt securities.........................................                30                       29                      31
International equity securities.........................                15                       15                      15
Real estate.............................................                 5                        4                       4
Other...................................................                 4                        5                       5
                                                                       ---                      ---                     ---
Total...................................................               100%                     100%                    100%
                                                                       ===                      ===                     ===

    The Solutia defined benefit plan investment strategy is to maintain an asset allocation that is diversified between multiple different asset classes, and between multiple managers within each asset class, in order to minimize the risk of large losses and to maximize the long-term risk-adjusted rate of return.

    Funded Status

    The funded status of Solutia's principal pension, healthcare and other benefit plans at December 31, 2003, and 2002 was as follows:

                                                                                             Healthcare and
                                                                  Pension Benefits           Other Benefits
                                                                  -----------------         -----------------
                                                                  2003        2002          2003        2002
                                                                  -----       -----         -----       -----
FUNDED STATUS...............................................      $(516)      $(587)        $(774)      $(803)
Unrecognized actuarial loss.................................        176         298           139         151
Unrecognized prior service costs............................         78          95           (78)        (92)
                                                                  -----       -----         -----       -----
ACCRUED NET LIABILITY AT DECEMBER 31........................      $(262)      $(194)        $(713)      $(744)
                                                                  =====       =====         =====       =====

    The accrued net liability was included in as of December 31:

                                                                                             Healthcare and
                                                                  Pension Benefits           Other Benefits
                                                                  -----------------         -----------------
                                                                  2003        2002          2003        2002
                                                                  -----       -----         -----       -----
Prepaid benefit cost........................................      $  21       $  18         $  --       $  --
Accrued benefit cost........................................       (467)       (513)         (713)       (744)
Intangible asset............................................         81          99            --          --
Deferred tax asset..........................................          5          75            --          --
Accumulated other comprehensive loss........................         98         127            --          --
                                                                  -----       -----         -----       -----
ACCRUED NET LIABILITY.......................................      $(262)      $(194)        $(713)      $(744)
                                                                  =====       =====         =====       =====

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligation in excess of plan assets and for the pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31:

                                                       Projected Benefit                Accumulated Benefit
                                                    Obligation Exceeds the            Obligation Exceeds the
                                                   Fair Value of Plan Assets         Fair Value of Plan Assets
                                                   -------------------------         -------------------------
                                                     2003            2002              2003            2002
                                                   ---------       ---------         ---------       ---------
Projected benefit obligation.................       $1,448          $1,626            $1,415          $1,601
Accumulated benefit obligation...............        1,382           1,532             1,357           1,508
Fair value of plan assets....................          932           1,039               903           1,017

    The accumulated postretirement benefit obligation exceeds plan assets for all of the Company's other postretirement benefit plans.

    The Company is actively managing the funding of the pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). No contributions were made during 2003. In 2002, Solutia made discretionary contributions of $17 to the qualified pension plan to reduce the probability of larger contribution requirements in the future and to utilize available tax benefits. The Company also contributed $7 in 2002 to fund its other benefit plans. According to current IRS funding rules, Solutia does not expect to be required to make pension contributions in 2004. However, the Company may elect to make voluntary contributions to the Pension trust in 2004 in order to minimize future required contributions.

17. EMPLOYEE SAVINGS PLANS

    In connection with the spin-off, Pharmacia common stock held by the Pharmacia Employee Stock Ownership Plan (ESOP) and related Pharmacia ESOP borrowings were allocated between Solutia and Pharmacia. As a result of this allocation, Pharmacia received 2.4 million shares of Pharmacia common stock and assumed $29 of ESOP debt to third parties. Simultaneously, Solutia created its own ESOP, established a trust to hold the Pharmacia shares, and issued a $29 loan to the trust. The trust used the proceeds of the loan to repay the assumed third-party debt. Subsequent to the spin-off, the ESOP trust was required by government regulations to divest its holdings of Pharmacia common stock and to use the proceeds to acquire Solutia common stock. The divestiture of Pharmacia common stock and the purchase of Solutia common stock were completed in early 1998. At inception, the trust held 10,737,097 shares of Solutia common stock all of which have been allocated to participants. The ESOP loans to Solutia were repaid in 2002. The ESOP is no longer leveraged. During 2002 and 2003, the ESOP purchased Solutia common stock on the open market to fund the company match. Effective December 15, 2003, the ESOP component of the Solutia Savings and Investment Plan (SIP) was eliminated. All future matching contributions will be invested in the same manner as participants' personal SIP contributions.

    Substantially all U.S. employees of Solutia are eligible to participate in the SIP, a 401(k) plan. Prior to December 15, 2003, shares held in the ESOP were used to make Solutia's matching contribution to eligible participants' accounts under this plan. The number of shares released was computed on each pay date based on a formula that considers the participant contribution, the Solutia matching rate, and Solutia's closing stock price. Shares allocated to participant accounts totaled 433,536 shares in 2002, and 1,160,203 shares in 2001. The value of these contributions was $4 in 2002, and $15 in 2001. Company cash contributions during 2002 were used to repay ESOP loans of $2 and to purchase Solutia common stock on the open market of $11. Company cash contributions were $12 during 2003 and were used to purchase Solutia common stock on the open market of $11 and $1 was invested in accordance with participants' personal investment elections. Compensation expense is equal to the cost to purchase Solutia's common stock on the open market and the cost to purchase investment funds in the Savings and Investment Plan as directed by participants. In addition, Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Information regarding the ESOP for the year-ended December 31 is as follows:

                                                      2003       2002       2001
                                                      ----       ----       ----
Total ESOP expense..............................      $12        $13         $8
Interest portion of total ESOP expense..........       --         --          1
Cash contributions..............................       12         13          7

18. STOCK OPTION PLANS

    Solutia has two stock-based incentive plans under which awards are available for grant to officers and employees; the Solutia Inc. 2000 Stock-Based Incentive Plan (2000 Plan) and the Solutia Inc. 1997 Stock-Based Incentive Plan (1997 Plan). The 2000 Plan authorizes up to 5,400,000, and the 1997 Plan up to 7,800,000, shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option granted may not exceed 10 years. At December 31, 2003 approximately 1,199,684 shares from the 2000 plan and 368,937 shares from the 1997 plan remained available for grants.

    During 2003, non-qualified options to purchase 51,000 shares of Solutia common stock were granted under the plans to current executive officers and other senior executives as a group, and non-qualified stock options to purchase 936,274 shares were granted to other employees at an average exercise price of $1.281 per share. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 3,011,000 and other employees totaled 10,016,592, through December 31, 2003. The options granted to Solutia's executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

    The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's Board of Directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors. Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At December 31, 2003, 25,174 shares of Solutia's common stock remained available for grants under the plan. Shares covered by options granted to non-employee directors totaled 16,000 in 2003, 24,833 in 2002, and 25,167 in 2001.

    As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Solutia has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in net loss within the Statement of Consolidated Operations, as all options granted under the plans had an exercise price equal to the market value of the Company's stock on the date of the grant. Had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, Solutia's net loss would have been increased to the pro forma amounts indicated in
Note 2. Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock and that it is unlikely that holders of options to purchase Solutia's common stock, will receive any consideration for those options in such a plan of reorganization.

    The following weighted-average assumptions were used for grants of Solutia options during the year ended December 31:

                                                  2003        2002       2001
                                                  -----       ----       ----
Expected dividend yield.....................        0.0%       0.4%       0.2%
Expected volatility.........................      123.8%      54.7%      34.0%
Risk-free interest rates....................        3.2%       4.3%       5.8%
Expected option lives (years)...............        5.0        5.0        5.0

    The weighted-average fair values of options granted were $1.14 in 2003, $5.08 in 2002, and $5.57 in 2001.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    A summary of the status of Solutia's stock option plans for years ended December 31, 2003, 2002 and 2001 follows:

                                                                            Outstanding
                                                                 ---------------------------------
                                               Exercisable                        Weighted-Average
                                                 Options          Options          Exercise Price
                                               -----------       ----------       ----------------
December 31, 2000........................      23,613,549        27,013,291            $15.21
                                               ----------        ----------            ------

    Granted..............................                         1,762,417            $13.68
    Exercised............................                        (1,796,038)             6.14
    Expired..............................                        (1,278,689)            16.32
                                               ----------        ----------            ------
December 31, 2001........................      22,015,711        25,700,981            $15.68
                                               ----------        ----------            ------

    Granted..............................                         1,597,633            $10.23
    Exercised............................                          (365,394)             5.57
    Expired..............................                        (1,582,710)            15.99
                                               ----------        ----------            ------
December 31, 2002........................      21,712,940        25,350,510            $15.47
                                               ----------        ----------            ------

    Granted..............................                         1,003,274            $ 1.36
    Exercised............................                                 0              0.00
    Expired..............................                        (2,874,547)            11.49
                                               ----------        ----------            ------
DECEMBER 31, 2003........................      20,838,155        23,500,239            $15.31
                                               ==========        ==========            ======

    The following table summarizes information about stock options outstanding at December 31, 2003:

OPTIONS OUTSTANDING:

                                                            Weighted-Average
              Range of                                         Remaining           Weighted-Average
           Exercise Prices                   Number         Contractual Life        Exercise Price
-------------------------------------      ----------       ----------------       ----------------
$ 0 to  2.99.........................         919,600             9.4                   $ 1.25
  3 to  7.99.........................       1,311,346             0.8                     6.83
  8 to 11.99.........................       1,475,808             6.1                    10.34
 12 to 15.99.........................       4,764,193             4.0                    13.80
 16 to 18.99.........................       8,992,248             2.5                    16.48
 19 to 22.99.........................       5,823,581             3.2                    19.70
 23 to 29.99.........................         213,463             3.4                    27.44
                                           ----------             ---                   ------
$ 0 to 29.99.........................      23,500,239             3.4                   $15.31
                                           ==========             ===                   ======

OPTIONS EXERCISABLE:

                        Range of                                               Weighted-Average
                    Exercise Prices                             Number          Exercise Price
--------------------------------------------------------      ----------       ----------------
$ 3 to  7.99............................................       1,262,523            $ 6.94
  8 to 11.99............................................         768,049             10.36
 12 to 15.99............................................       4,052,791             13.80
 16 to 18.99............................................       8,992,248             16.48
 19 to 22.99............................................       5,549,081             19.67
 23 to 29.99............................................         213,463             27.44
                                                              ----------            ------
$ 3 to 29.99............................................      20,838,155            $16.12
                                                              ==========            ======

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

19. CAPITAL STOCK

    On December 17, 2003, following the announcement that Solutia had filed for Chapter 11 protection, the New York Stock Exchange halted trading in Solutia's common stock and announced that it would apply to the U.S. Securities and Exchange Commission to remove the common stock from listing on the Exchange. The SEC granted the application, and Solutia's common stock was delisted on February 24, 2004. Solutia's common stock is currently being quoted under the ticker symbol SOLUQ on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets LLC and on the Over the Counter Bulletin Board.

    The declaration and payment of dividends is made at the discretion of the Company's Board of Directors. There was no annual dividend paid in 2003 whereas a $0.04 per share annual dividend was paid in 2002. The Company is currently prohibited by both the Bankruptcy Code and the DIP financing facility from paying dividends to shareholders.

    In conjunction with the settlement of the Anniston PCB litigation during 2003, Solutia issued Monsanto warrants to purchase up to 10 million shares of Solutia common stock at an exercise price of $1.10 per common share. The warrants issued pursuant to the settlement are to be exercisable only if Solutia's common stock reaches an average closing price target exceeding $10.00 per share for any thirty-day period, or upon a change-of-control of Solutia. The Company has determined the value of the warrants as of the date of the courts' approval of the settlement to be $37 based on the share price on that date. The warrants were not included within the Financing Activities section of the Statement of Consolidated Cash Flows in 2003, as the agreement to issue the warrants represents a non-cash transaction.

    Solutia's Board of Directors declared a dividend of one preferred stock purchase right for each share of Solutia's common stock issued in the distribution of shares by Pharmacia to its shareholders on the effective date of the spin-off and authorized the issuance of one right for each share of common stock issued after the effective date of the spin-off until the earlier of the date the rights become exercisable and the termination date of the rights plan. If a person or group acquires beneficial ownership of 20 percent or more, or announces a tender offer that would result in beneficial ownership of 20 percent or more, of Solutia's outstanding common stock, the rights become exercisable. Then, for every right held, the owner will be entitled to purchase one one-hundredth of a share of a series of preferred stock for $125. If Solutia is acquired in a business combination transaction while the rights are outstanding, for every right held, the holder will be entitled to purchase, for $125, common shares of the acquiring company having a market value of $250. In addition, if a person or group acquires beneficial ownership of 20 percent or more of Solutia's outstanding common stock, for every right held, the holder (other than such person or members of such group) will be entitled to purchase, for $125, a number of shares of Solutia's common stock having a market value of $250. Furthermore, at any time after a person or group acquires beneficial ownership of 20 percent or more (but less than 50 percent) of Solutia's outstanding common stock, Solutia's Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of Solutia's common stock on a one-share-for-every-one-right basis. At any time prior to the acquisition of such a 20 percent position, Solutia can redeem each right for $0.01. The Board of Directors is also authorized to reduce the aforementioned 20 percent thresholds to not less than 10 percent. The rights expire in the year 2007. However, Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization. Consequently, this preferred stock purchase right plan would be cancelled if the underlying common stock were to be cancelled.

    The Company has 10 million shares of preferred stock, par value $0.01 per share, authorized. As of December 31, 2003, there were no preferred shares issued or outstanding.

20. COMMITMENTS AND CONTINGENCIES

    Commitments, principally in connection with uncompleted additions to property, were approximately $14 and $7 at December 31, 2003 and 2002, respectively. In addition, as of December 31, 2003, the Company was contingently liable under letters of credit totaling $181, $132 of which were cash collaterized, primarily related to environmental remediation, keepwell payments related to the Astaris joint venture (as more fully described in Note 10) and various insurance related activities. The cash underlying these collateralized letters of credit is contractually restricted and accordingly is excluded from cash and cash equivalents and recorded in Other Assets within the Statement of Financial Position as of December 31, 2003.

    Solutia's future minimum payments under noncancelable operating leases, capital leases and various unconditional purchase obligations are $30 for 2004, $26 for 2005, $20 for 2006, $58 for 2007, $12 for
2008, and $64 thereafter. The amounts of these commitments have not

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

been adjusted to reflect any potential impact that the bankruptcy proceedings may have upon the timing and valuation of such commitments.

    Solutia has entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the products. The unamortized deferred credits were approximately $168 at December 31, 2003 and $161 at December 31, 2002.

    The more significant concentrations in Solutia's trade receivables at December 31, 2003 and 2002 were:

                                                                        2003
                                             ----------------------------------------------------------
                                              NORTH       EUROPE/       LATIN        ASIA
                                             AMERICA      AFRICA       AMERICA      PACIFIC       TOTAL
                                             -------      -------      -------      -------       -----
Glass..................................        $13          $55          $11          $15          $94
Chemicals..............................         28           17            2            9           56
Carpet.................................         28            1           --            1           30

                                                                        2002
                                             ----------------------------------------------------------
                                              North       Europe/       Latin         Asia
                                             America      Africa       America      Pacific       Total
                                             -------      -------      -------      -------       -----
Glass..................................        $11          $38          $10          $11          $70
Chemicals..............................         42           18            2            9           71
Carpet.................................         28            1           --            1           30

    Management does not anticipate losses on its trade receivables in excess of established allowances.

    Off-Balance Sheet Arrangements

    In 1993, a co-generation facility was constructed at the Pensacola, Florida manufacturing site to provide the plant with electricity and steam. Solutia financed the construction by placing the co-generation facility in a trust that was funded by a syndicate of commercial banks. This arrangement enabled the Company to lease the facility rather than acquire it. Solutia historically made operating lease payments of approximately $2 annually and the lease term was co-terminous with the amended credit facility. As required by the amended credit facility, Solutia used a portion of the proceeds from the sale of the resins, additives and adhesives business to purchase the co-generation facility from the trust for approximately $32 during 2003.

    In 1999, the Company's corporate headquarters office building was constructed in St. Louis, Missouri. Solutia financed the construction of the building by placing the facility in a trust that was funded by a syndicate of financial institutions. This arrangement enabled the Company to lease the facility rather than acquire it. Solutia makes operating lease payments of approximately $3 annually. The lease term expires in August 2007 at which time the Company has the option to refinance the building through a similar lease arrangement, purchase the building from the trust for the lease balance of approximately $43 or sell the building on behalf of the trust and deliver the proceeds to the trust. Solutia has provided the trust a residual value guaranty of approximately $35 in the event that the building is sold for less than the lease balance or cannot be sold. Although current commercial real estate values in St. Louis, Missouri metropolitan area have declined recently because of the general weakening of the economy in the United States, the Company estimates that the fair value of the building exceeds the residual value guaranty and will continue to do so in the foreseeable future. Based on the terms of the lease agreements and the residual value guarantee Solutia provides to the trust, the Company is the primary beneficiary of the trust, as defined by FASB Interpretation No. 46, Consolidation of Variable Interest Entities. As a result, Solutia consolidated the assets and liabilities held by the trust during the third quarter of 2003 (as more fully described in Note 12).

    In connection with the external financing agreement for Astaris, a 50 percent owned joint venture, which expires in September of 2005, Solutia and its equal partner in the venture, FMC Corporation, contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. The financial benchmarks were based on forecasted earnings that were developed when the financing was originated in September 2000. Astaris' earnings have fallen short of the forecast underlying its external financing agreement due to numerous factors including significantly less than planned productivity of its purified wet acid technology, lower sales

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

volumes and lower average selling prices. As a result of these earnings shortfalls in comparison to the original expectations, Solutia and FMC each made additional investments of $63 during 2003.

    As of October 8, 2003, Solutia and Astaris amended its external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris as of October 8, 2003. The agreement was also amended to provide for a dollar-for-dollar reduction of the Astaris lenders' commitments with future payments made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment will effectively provide a $67 limitation for each of Solutia and FMC on future funding in the event the joint venture continues to fail to meet certain financial benchmarks. Solutia's $67 letter of credit will also reduce dollar-for-dollar as future payments are made by Solutia under its existing support agreement. The remaining commitment to Astaris as of December 31, 2003 is $51. This amount is recorded as a liability in the Statement of Financial Position in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and is expected to be satisfied in full during 2004.

    FMC and Solutia also agreed conceptually to allow Astaris to defer up to $30 each of obligations to FMC and Solutia arising under existing operating agreements over the next 24-36 months to provide liquidity assistance to Astaris as it implements its recently announced business restructuring. Astaris, FMC and Solutia are currently negotiating definitive agreements to allow for the deferral of these obligations, including repayment terms and conditions.

    Contingencies

    Litigation
    ----------

    Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spin-off from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 case. Solutia had an accrued liability of $156 as of December 31, 2003 and $102 as of December 31, 2002 for self-insurance liabilities, including the following litigation matters.

    Following is a summary of legal proceedings that management believes it is reasonably possible could result in an outcome that is material to the consolidated financial statements.

        Anniston, Alabama Litigation

    (1) Abernathy v. Monsanto and Tolbert v. Monsanto: Abernathy involved four consolidated cases, the first of which was served on April 1, 1996, that were originally filed in Circuit Court for Calhoun County, Alabama (and were later transferred to Etowah County, Alabama) on behalf of 3,516 plaintiffs who own or rent homes, own or operate businesses, attend churches, or have otherwise resided in or visited neighborhoods near the Anniston plant. Plaintiffs sought compensatory and punitive damages and injunctive relief requiring the Company to remove alleged contamination. The individual plaintiffs claimed to have suffered permanent adverse health effects and to fear future disease. They asserted the need for medical monitoring, diminution in the value of their properties in the case of residential and commercial property owners and commercial losses in the case of business owners. The Tolbert case, which was served on June 4, 2001, was filed in the U.S. District Court for the Northern District of Alabama. It ultimately included the claims of approximately 18,233 plaintiffs. Plaintiffs claimed that they were exposed to PCBs and suffer from unspecified physical injuries and emotional distress as a result. Plaintiffs sought compensatory and punitive damages and requested medical testing, monitoring and treatment, injunctive relief and, in the case of property owners, property damage.

            In August 2003, the parties in both Abernathy and Tolbert entered into a Global Settlement Agreement to resolve these and several related cases. The Global Settlement Agreement has been approved by both the Abernathy and Tolbert trial courts. The Global Settlement Agreement provides for cash payments of $600, as well as a broad array of community health initiatives for low-income residents of Anniston and Calhoun County. In connection with the Global Settlement Agreement, Solutia entered into a separate agreement with Pharmacia and Monsanto pursuant to which Solutia agreed to pay $50 of the $600 cash settlement, payable in ten equal annual installments, without interest, beginning in August 2004. Approximately $160 of the settlement is expected to be provided through the parties' commercial insurance. Monsanto agreed to pay the remaining $390. Solutia arranged

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

        for Pfizer Inc., the parent of Pharmacia, to provide the community health initiatives described above. In addition, Solutia issued Monsanto warrants to purchase up to 10 million shares of Solutia common stock at an exercise price of $1.10 per common share (see
        Note 19). Solutia is a named defendant in the Abernathy and Tolbert cases. As a result, Solutia filed a Suggestion of Bankruptcy in both cases. On January 22, 2004, the court entered an order in the Tolbert case dismissing Solutia, without prejudice. With respect to the Abernathy case, the court had previously entered an order on August 6, 2003, finding that in the event Solutia became a debtor in a case under Chapter 11 of the U.S. Bankruptcy Code, Solutia would be immediately severed and dismissed, without prejudice, from the Abernathy case without further action from the court. Solutia has determined that the Bankruptcy Code prohibits it from paying Solutia's portion of the settlement obligation, except pursuant to a confirmed plan of reorganization.

    (2) Anniston Partial Consent Decree: The U.S. District Court for the Northern District of Alabama approved the revised Partial Consent Decree on August 4, 2003 that had been lodged with the court in an action captioned United States of America v. Pharmacia Corporation (f/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if PCBs are at a level of 1 part per million
        (ppm) or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the Anniston PCB site, and to pay EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston. A dispute currently exists between the EPA and Solutia regarding the scope and application of the automatic stay arising as a result of Solutia's Chapter 11 filing to the remaining obligations under the Partial Consent Decree.

    (3) Owens v. Monsanto: On October 27, 2003, a motion was filed in U.S. District Court for the Northern District of Alabama, contending that the Global Settlement Agreement in Tolbert and Abernathy also requires the payment of additional funds to plaintiffs in Owens v. Monsanto, another Anniston-related PCB case settled by Solutia in April 2001. On January 8, 2004, the District Court granted plaintiffs' motion, ruling that the Owens plaintiffs were entitled to receive a total of approximately
        $1 as a result of the Global Settlement Agreement. Plaintiffs' motion for reconsideration was denied on January 24, 2004, and plaintiffs have filed a timely appeal to the U.S. Court of Appeals for the Eleventh Circuit. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

    (4) Payton v. Monsanto: This case was brought in Circuit Court in Shelby County, Alabama on July 15, 1997, on behalf of a purported class of all owners, lessees and licensees of properties located on Lay Lake, which is downstream from Lake
        Logan Martin on the Coosa River. Plaintiffs seek compensatory and punitive damages in an unspecified amount for an alleged increased risk of physical injury and illness, emotional distress caused by fear of future injury or illness, medical monitoring and diminishment in the value of their properties and their riparian rights. The parties have reached a tentative agreement to settle this case for a cash payment of $5 and an equitable component that has yet to be determined. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

    (5) Other Anniston Cases: Claims made by five plaintiffs in two cases pending in Circuit Court for Jefferson County, by seven plaintiffs in one case pending in Circuit Court for Calhoun County, Alabama and by one plaintiff in one case pending in U.S. District Court for the Northern District of Alabama have been resolved and are subject to the Global Settlement Agreement of the Abernathy and Tolbert cases described above. In addition, claims of property damages made by one plaintiff in one case pending in Circuit Court for Calhoun County, Alabama have been settled for a nominal sum. Approximately ten cases remain pending in various Circuit Courts in the state of Alabama. Solutia is a named defendant in those ten proceedings. As a result, Solutia has filed a Suggestion of Bankruptcy in each case staying the litigation against it. Solutia believes that any direct claims against it relating to these actions constitute pre-petition unsecured claims that will be discharged as part of its Chapter 11 case. Solutia has also defended Pharmacia with respect to this litigation. Solutia has determined that its obligation to defend and indemnify Pharmacia

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

        with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

        PENNDOT Case

    Pharmacia is one of several defendants added on February 7, 1997, to a case then pending in the Commonwealth Court of Pennsylvania. This action was originally filed against United States Mineral Products Company in 1990 by the Commonwealth of Pennsylvania, seeking damages caused by the presence of asbestos fireproofing in the Transportation and Safety Building ("T & S Building") in Harrisburg, Pennsylvania. In June 1994 a fire broke out in the T & S Building. Testing following the fire revealed the presence of low levels of PCBs at various locations in the building. The Commonwealth claims that PCBs used in fluorescent light ballasts, in adhesives in fiberglass ductboard that was part of the heating and ventilation system and in caulking used on the exterior of the building contaminated the building and necessitated its demolition. The Commonwealth seeks recovery of costs it allegedly incurred in testing, monitoring, cleanup, demolition and temporary relocation of Commonwealth employees caused by the alleged contamination. In addition, the Commonwealth seeks the cost of constructing a new building on the site of the T & S Building. On August 23, 2000, the jury returned a verdict of $90 against Pharmacia. The verdict was reduced to $45 by the trial court because the manufacturer of the fiberglass ductboard reached a settlement with the Commonwealth during trial. On behalf of Pharmacia, Solutia filed extensive post-trial motions, seeking judgment notwithstanding the jury's verdict or a new trial. The trial court denied these motions in orders filed on October 16, 2002. On November 15, 2002, Solutia filed an appeal as of right to the Supreme Court of Pennsylvania. On November 17, 2003, the Supreme Court of Pennsylvania remanded the case to the trial court for an opinion solely on the issue of juror misconduct. In response to Solutia's application, the Supreme Court of Pennsylvania ordered the trial court to file its opinion on that issue by March 15, 2004. Oral argument before the Supreme Court of Pennsylvania on this matter is scheduled for May 11, 2004. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation. Solutia does, however, continue to provide a $20 letter of credit to secure a portion of Pharmacia's obligations with respect to the appeal bond.

        Premises Based Asbestos Litigation

    Like a great number of other companies that used high temperature manufacturing processes, Pharmacia historically used asbestos insulating materials in piping and other equipment at its chemicals plants. As a result, Pharmacia and Solutia have been named as defendants along with numerous other premises owners in actions brought by employees of contractors who claim that they were exposed to asbestos at Solutia's facilities and at the facilities of these other owners. Currently, there are approximately 520 asbestos actions involving an estimated 3,500 to 4,500 plaintiffs brought against Pharmacia and/or Solutia. Solutia does not have any product-based asbestos litigation. In all of the cases in which Solutia is a named defendant, it has filed a Suggestion of Bankruptcy staying the litigation against it. Solutia believes that any direct claims against it relating to these actions constitute pre-petition unsecured claims that will be discharged as part of its Chapter 11 case. Solutia has also defended Pharmacia with respect to this litigation. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

        Flexsys Related Litigation

    Antitrust authorities in the United States, Europe and Canada are investigating past commercial practices in the rubber chemicals industry. Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., is a subject of such an investigation and has been fully cooperating with the authorities and in the ongoing investigation will continue to do so. In addition, a number of purported class actions have been filed against Flexsys and other producers of rubber chemicals.

    Environmental Liabilities
    -------------------------

    Environmental compliance and remediation costs incurred by the Company fall into two broad categories: (a) obligations related to properties currently owned or operated by Solutia and (b) obligations related to properties that are not owned by Solutia, including non-owned properties adjacent to current operating sites. For the owned and operated sites, Solutia had an accrued liability of $81 as of December 31, 2003 for solid and hazardous waste remediation, which represents the Company's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of the Company's operating locations. This liability is not classified as

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

subject to compromise in the Statement of Financial Position because, irrespective of the bankruptcy proceedings, the Company will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination. However, the Company ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

    The Company had an accrued liability of $85 as of December 31, 2003 for properties not owned or operated by Solutia. Included within this liability classification is the $24 charge taken in the second quarter related to the partial consent decree approved by the U.S. District Court for the Northern District of Alabama with respect to properties adjacent to the Anniston, Alabama operating site. This decree requires an expedited residential cleanup of identified properties to achieve the EPA's cleanup standard, and performance of a Remedial Investigation and Feasibility Study (RI/FS). The RI/FS to be performed under the partial consent decree will outline the work that will lead to a comprehensive approach to the cleanup of PCBs in waterways and commercial properties in the Anniston area. This liability is classified as subject to compromise in the Statement of Financial Position as the Company currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. The EPA is currently contesting this view.

    In addition to the bankruptcy proceedings, the Company's environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, method and extent of remediation, existence of other potentially responsible parties and future changes in technology. The Company believes that the known and unknown environmental matters, when ultimately resolved, which may be over an extended period of time, could have a material effect on the consolidated financial position, liquidity and profitability of the Company.

    UCB S.A. Dispute
    ----------------

    On December 2, 2002, Solutia signed a definitive stock and asset purchase agreement (SAPA) to sell its resins, additives and adhesives businesses to UCB S.A. for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003, the sale was completed resulting in a pre-tax gain of $24. During 2003 a number of disputes arose between the parties as to amounts due under various provisions of the SAPA which were unresolved as of Chapter 11 filing date. The Company had approximately $30 recorded for this liability at December 31, 2003.
As a result of the Company's Chapter 11 filing, these liabilities are subject to compromise and will be addressed in conjunction with the ongoing bankruptcy proceedings.

    Impact of Chapter 11 Proceedings
    --------------------------------

    During the reorganization process, substantially all pending litigation against the Company and its subsidiaries that filed for reorganization under Chapter 11 (Debtors) is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims addressed by the court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection of executory contracts, the determination as to the value of any collateral securing claims, proofs of claims, or other events. Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process and may arise in connection with actions taken by the Debtors in the cases. The amount of pre-filing claims ultimately allowed by the Court in respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to its filing date will be compromised in connection with the plan of reorganization. The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being the Company retaining certain obligations currently classified as Liabilities Subject to Compromise in the Statement of Consolidated Financial Position.

21. SUBSEQUENT EVENT

    Final DIP Financing

    On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a final $525 DIP credit facility. This DIP facility consists of (i) a $50 multiple draw term loan component
("Term Loan A"); (ii) a $300 single draw term loan component ("Term Loan B"); and (iii) a $175 borrowing-based revolving credit component, which included a $150 letter of credit subfacility. Proceeds from the final
DIP financing facility were used to retire the Company's existing pre-petition $350 credit facility, repay the $75 provided by the interim
DIP facility and provide approximately $100 of new liquidity for general operating purposes.

    The final DIP facility has a maturity date which is the earliest of
(i) December 19, 2005; (ii) the earlier of the effective date and the date of the substantial consummation (as defined in Section 1101(2) of the Bankruptcy Code), in each case, of a plan of reorganization in the

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Chapter 11 cases confirmed by an order of the Bankruptcy Court; and
(iii) such earlier date on which all loans under the final DIP facility shall become due and payable in accordance with the terms of the final DIP facility or other loan documents. Additionally, the final DIP facility is subject to various mandatory commitment reductions and prepayments in connection with asset sales, equity issuances, receipt of extraordinary proceeds and certain other events. In particular, the final DIP facility significantly limits the Company's ability to use divesture proceeds for any purpose other than the permanent reduction of the final DIP facility.

    Collateral
    ----------

    The Bankruptcy Court's final order, issued on January 16, 2004, authorized the Company to incur post-petition secured indebtedness, and ordered the repayment of the $350 pre-petition facility and the $75 interim DIP facility with the proceeds of the final DIP facility. In addition, the final order granted all the perfected first priority and senior liens, originally granted to the $350 pre-petition facility and $75 interim DIP facility, to the lenders under the final DIP facility in conjunction with its post-petition senior secured status. In particular, the final DIP facility is secured by a lien on substantially all of the Company's domestic assets, including (i) accounts receivable and inventory; (ii) certain intellectual property; (iii) pledges of stock of certain domestic subsidiaries; (iv) pledges of 65 percent of the outstanding stock of certain foreign subsidiaries; (v) liens on intercompany notes receivable held by parties to the loan; and
(vi) liens on property, plant and equipment located at St. Louis, Missouri; Columbia, Tennessee; Foley, Alabama; Martinsville, Virginia;
Springfield, Massachusetts; Trenton, Michigan; Alvin, Texas; Pensacola, Florida; Decatur, Alabama; and Greenwood, South Carolina.

    Interest
    --------

    Borrowings under the revolving credit component bear interest at a rate per annum equal to the prime rate or LIBOR plus 2.25 percent at the election of the borrower. Borrowings under the term loan bear interest at a rate per annum equal to the greater of (i) the prime rate plus
4.0 percent or (ii) 8.0 percent.

    Guarantees
    ----------

    The obligations of Solutia Inc. and Solutia Business Enterprises, Inc., as borrowers under the final DIP facility, are guaranteed by Solutia's other domestic subsidiaries which own substantially all of the Company's domestic assets. These subsidiaries are Axio Research Corporation, Beamer Road Management Company, CPFilms Inc., Monchem, Inc., Monchem International, Inc., Solutia Greater China, Inc., Solutia Inter-America, Inc., Solutia International Holding, LLC, Solutia Investments, LLC, Solutia Management Company, Inc., Solutia Overseas, Inc., Solutia Systems, Inc. and Solutia Taiwan, Inc. The obligations must also be guaranteed by each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. and Solutia Business Enterprises, Inc. are jointly and severally liable with respect to their obligations under the final DIP facility, thus in effect each guaranteeing the other's debt.

    Covenants and Other Restrictions
    --------------------------------

    The final DIP facility requires the Company to meet certain financial covenants, including but not limited to, minimum EBITDA targets, on a consolidated basis and for one of its operating units. In addition, the credit facility contains certain covenants which, among other things, limits the incurrence of additional debt, aggregate capital expenditures, additional operating leases, issuance of capital stock, issuance of guarantees, liens, investments, asset sales, dividends, certain payments, acquisitions, mergers, consolidations and dissolutions, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.

    The final DIP facility contains customary and other events of default, including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to the Company's Euronotes, failure of guaranties or security documentation to be effective, judgment defaults, ERISA defaults, Solutia Inc. change of control, conversion of the case from a Chapter 11 to a Chapter 7 bankruptcy and a material adverse effect default.

    Modification of Euronotes

    On January 30, 2004, the Company's subsidiary, SESA, restructured its 6.25% Euronotes, due in 2005. The Euronotes are issued by SESA and aggregate (euro) 200 million in principal amount. The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The restructuring was implemented in a two step process. The first step was completed on December 16, 2003 at a meeting of Euronote holders at which the required percentage of Euronote holders adopted resolutions agreeing to forebear through January 30, 2004 the acceleration and default of the Euronotes in the event of a Chapter 11 filing by Solutia Inc. In consideration for that agreement, SESA made an additional interest payment to the Euronote holders of approximately $2. The second step of the restructuring was completed on January 30, 2004 at a meeting of Euronote holders at which the required percentage of Euronote holders adopted resolutions approving definitive documentation set forth in the terms and conditions of the restructuring and approving other related actions. The Euronotes were amended in the following manner:

    1. Certain cross default provisions in the Euronotes that would have resulted in default and acceleration upon the filing of a Chapter 11 proceeding by Solutia Inc. were eliminated. Solutia Inc.'s guarantee of the Euronotes was also eliminated.

    2. The maturity of the Euronotes was extended to December 15, 2008, from the original maturity date of February 15, 2005.

    3. Interest on the Euronotes was fixed at the rate of 10 percent per annum, payable semi-annually in arrears.

    4. SESA agreed to grant to the holders of the Euronotes security interests in substantially all of the assets of SESA and certain of its subsidiaries (excluding Flexsys Holding BV) and to cause these subsidiaries to be added as guarantors of the Euronotes, all to the extent permitted under applicable law and as further provided in the underlying documentation implementing the restructuring.

    5. Certain redemption provisions were added that allow partial redemption of the Euronotes as a result of permitted asset sales and full redemption in certain circumstances. Full redemption is barred for 18 months; thereafter, full redemption is allowed at 105 percent of principal for the next twelve months, 103 percent of principal for the twelve months thereafter, 101 percent of principal for the twelve months after that and at par thereafter.

    6. Covenants were added that have the effect of limiting the ability of SESA and its subsidiaries to transfer assets or cash out of those entities until the Euronotes are paid.

    7. SESA agreed to certain financial reporting requirements and to indemnify Euronote holders against certain liabilities.

    SESA and the holders of the Euronotes also entered into an Agreement of Understanding that sets forth, among other items, the post-closing process for implementing the guarantees, security and pledges associated with the restructuring.

    The Company has analyzed the modifications of the Euronotes in accordance with the provisions of Emerging Issues Task Force (EITF)
No. 02-04, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF
No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and recorded a charge of approximately $15 during January 2004 to record the Euronotes as modified at their fair value on January 30, 2004.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

22. SUPPLEMENTAL DATA

    Supplemental income statement data from continuing operations were:

                                                                     Year ended December 31,
                                                                  ------------------------------
                                                                   2003         2002        2001
                                                                  ------       ------       ----
Raw material and energy costs...............................      $1,088       $1,008       $969
Employee compensation and benefits..........................         664          693        706
Taxes other than income.....................................          83           94        102
Rent expense................................................          29           39         33
Provision for doubtful accounts (net of recoveries).........           5           --         11
Technological expenses:
    Research and development................................          46           39         43
    Engineering, commercial development and patent..........           7            8          7
                                                                  ------       ------       ----
Total technological expenses................................          53           47         50
Interest expense:
    Total interest cost.....................................         121           85         72
    Less capitalized interest...............................           1            1          2
                                                                  ------       ------       ----
Net interest expense........................................      $  120       $   84       $ 70

23. SEGMENT AND GEOGRAPHIC DATA

    Solutia's reportable segments and their major products and services are as follows:

             PERFORMANCE PRODUCTS AND SERVICES                                      INTEGRATED NYLON
------------------------------------------------------------  ------------------------------------------------------------
SAFLEX(R) plastic interlayer                                  Nylon intermediate "building block" chemicals

Polyvinyl butyral for KEEPSAFE(R) and KEEPSAFE MAXIMUM(R)     Merchant polymer and nylon extrusion polymers, including
  laminated window glass                                        VYDYNE(R) and ASCEND(R)

LLUMAR(R), VISTA(R) and GILA(R) professional and retail       Carpet fibers, including the WEAR-DATED(R) and ULTRON(R)
  window films                                                  brands

VANCEVA(TM) plastic interlayer and films                      Industrial nylon fibers

Conductive and anti-reflective coated films and deep-dyed     ACRILAN(R) acrylic fibers for apparel, upholstery fabrics,
  films                                                         craft yarns and other applications

Industrial products, including THERMINOL(R) heat transfer fluids, DEQUEST(R) water treatment chemicals, SKYDROL(R) aviation hydraulic fluids, and chlorobenzenes

Services for process research and development, scale-up manufacturing and small volume licensed production for the pharmaceutical industry

    Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes (EBIT), which includes marketing, administrative, technological, and amortization expenses and other restructuring and asset impairment charges that can be directly attributable to the segment. Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, certain equity earnings from affiliates, interest expense, other income, net and expense items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Solutia's 2003, 2002 and 2001 segment information follows:

                                                                                Year Ended December 31,
                                                        -----------------------------------------------------------------------
                                                               2003                      2002                      2001
                                                        -------------------       -------------------       -------------------
                                                         Net                       Net                       Net
                                                        Sales        Profit       Sales        Profit       Sales        Profit
                                                        ------       ------       ------       ------       ------       ------
SEGMENT:
    Performance Products and Services.............      $1,038       $ (39)       $  974        $ 78        $  990       $  77
    Integrated Nylon..............................       1,392         (59)        1,325          24         1,332           6
                                                        ------       -----        ------        ----        ------       -----
SEGMENT TOTALS....................................       2,430         (98)        2,299         102         2,322          83

RECONCILIATION TO CONSOLIDATED TOTALS:
    Sales eliminations............................
    Corporate expenses............................                    (268)                      (61)                     (121)
    Equity earnings (loss) from affiliates, net of
     tax..........................................                     (84)                       14                       (13)
    Interest expense..............................                    (120)                      (84)                      (70)
    Other income (expense), net...................                       6                        10                        (3)
    Reorganization Items, net.....................                      (1)                       --                        --
                                                        ------                    ------                    ------
CONSOLIDATED TOTALS:
    NET SALES.....................................      $2,430                    $2,299                    $2,322
                                                        ======       -----        ======        ----        ======       -----
    LOSS BEFORE INCOME TAXES......................                   $(565)                     $(19)                    $(124)
                                                                     =====                      ====                     =====

                                                               Year Ended December 31,
                                         --------------------------------------------------------------------
                                                      2003                                 2002
                                         -------------------------------      -------------------------------
                                                  Capital   Depreciation               Capital   Depreciation
                                                  Expen-        and                    Expen-        and
                                         Assets   ditures   Amortization      Assets   ditures   Amortization
                                         ------   -------   ------------      ------   -------   ------------
SEGMENT:
 Performance Products and
  Services.........................      $  861     $24         $ 51          $  923    $ 35         $ 50
 Integrated Nylon..................         812      53           80             882      21           79
                                         ------     ---         ----          ------    ----         ----
SEGMENT TOTALS.....................      $1,673     $77         $131          $1,805    $ 56         $129

RECONCILIATION TO CONSOLIDATED
 TOTALS:
 Unallocated amounts...............         773       1            6             901       3            5
                                         ------     ---         ----          ------    ----         ----
CONSOLIDATED TOTALS................      $2,446     $78         $137          $2,706    $ 59         $134
                                         ======     ===         ====          ======    ====         ====

                                         Year Ended December 31,
                                     -------------------------------
                                                  2001
                                     -------------------------------
                                              Capital   Depreciation
                                              Expen-        and
                                     Assets   ditures   Amortization
                                     ------   -------   ------------
SEGMENT:
 Performance Products and
  Services.........................  $  889    $ 63         $ 56
 Integrated Nylon..................     901      20           83
                                     ------    ----         ----
SEGMENT TOTALS.....................  $1,790    $ 83         $139
RECONCILIATION TO CONSOLIDATED
 TOTALS:
 Unallocated amounts...............     877      --            4
                                     ------    ----         ----
CONSOLIDATED TOTALS................  $2,667    $ 83         $143
                                     ======    ====         ====

    Solutia's geographic information for the year ended December 31, 2003, 2002 and 2001 follows:

                                                          Net Sales                   Long-Lived Assets
                                               --------------------------------       -----------------
                                                2003         2002         2001        2003        2002
                                               ------       ------       ------       -----       -----
U.S......................................      $1,475       $1,407       $1,488       $771        $777
Other countries..........................         955          892          834        138         153
                                               ------       ------       ------       ----        ----
CONSOLIDATED TOTALS......................      $2,430       $2,299       $2,322       $909        $930
                                               ======       ======       ======       ====        ====

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

24. QUARTERLY DATA--UNAUDITED

                                                                   First        Second         Third        Fourth       Total
                                                                  Quarter       Quarter       Quarter       Quarter       Year
                                                                  -------       -------       -------       -------      ------
Net Sales from Continuing Operations.............      2003        $ 611         $ 625         $ 594         $ 600       $2,430

Net Sales from Continuing Operations.............      2002        $ 534         $ 600         $ 588         $ 577       $2,299
Net Sales from Discontinued Operations...........      2002        $ 134         $ 151         $ 144         $ 130       $  559
Net Sales Previously Reported on Form 10-Q.......      2002        $ 668         $ 751         $ 732         $ 707       $2,858

Gross Profit (Loss) from Continuing Operations...      2003           69            49           (50)           (8)          60

Gross Profit from Continuing Operations..........      2002           87            96            86            94          363
Gross Profit from Discontinued Operations........      2002           35            41            34            21          131
Gross Profit Previously Reported on Form 10-Q....      2002          122           137           120           115          494

Loss before Discontinued Operations and
  Cumulative Effect of Change in Accounting
  Principle......................................      2003          (17)          (38)         (173)         (752)        (980)
Loss from Discontinued Operations................      2003           (2)           --            --            --           (2)
Loss before Cumulative Effect of Change in
  Accounting Principle...........................      2003          (19)          (38)         (173)         (752)        (982)

Income (Loss) before Discontinued Operations and
  Cumulative Effect of Change in Accounting
  Principle......................................      2002            4            11            (6)          (17)          (8)
Income from Discontinued Operations..............      2002           10            12             6            (4)          24
Income (Loss) before Cumulative Effect of Change
  in Accounting Principle........................      2002           14            23            --           (21)          16

Basic and Diluted Earnings (Loss) per Share from
  Continuing Operations..........................      2003        (0.16)        (0.36)        (1.65)        (7.19)       (9.37)
                                                       2002         0.04          0.10         (0.06)        (0.16)       (0.08)

Net Income (Loss)................................      2003          (19)          (38)         (178)         (752)        (987)
                                                       2002         (153)           23            --           (21)        (151)

Common Stock Price:
        2003.....................................      HIGH         4.73          2.80          4.89          4.43         4.89
                                                        LOW         1.61          1.20           .91           .23          .23
        2002.....................................      High        13.20          8.92          7.10          5.95        13.20
                                                        Low         6.12          7.10          4.51          2.81         2.81

    Net loss in the first quarter of 2003 includes charges of $11 for workforce reductions taken worldwide and $5 for asset impairments and severance charges at the Astaris and Flexsys joint ventures, and a $4 gain related to the recovery of a receivable which had previously been written off. Net loss in the second quarter of 2003 includes charges of $9 for additional workforce reductions taken worldwide and contract termination costs associated with restructuring, $27 for environmental charges pursuant to the partial consent decree approved on August 4, 2003 related to remediation and the establishment of an educational trust in Anniston, Alabama, and $2 for additional severance charges at the Astaris and Flexsys joint ventures. Net loss in the third quarter of 2003 include charges of $1 for additional workforce reductions taken worldwide, $57 for additional restructuring charges taken at the Astaris and Flexsys joint ventures related to asset impairments and severance charges, $30 for a pension settlement loss, and $99 related to the Company's share of the Anniston PCB litigation settlement and to increase certain other litigation accruals. Net loss in the fourth quarter of 2003 includes charges of $35 for additional workforce reductions and contract termination costs, $5 for a pension settlement loss, $20 to increase the environmental reserve related to exiting the Nitro, WV facility, $78 to write down goodwill and other identifiable intangible assets within the Pharmaceutical Services reporting unit, $25 of additional restructuring and litigation charges taken at the Astaris and Flexsys joint ventures related to asset impairments and severance charges, $14 for the write-off of unamortized debt issuance costs related to the amended credit facility refinanced during the quarter, and $543 in income tax expense to increase valuation allowances for considerably all U.S. deferred tax assets.

                              SOLUTIA INC.
                         (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Net loss in the first quarter of 2002 includes an after-tax gain of $3 from the sale of the Company's 50 percent interest in the Advanced Elastomer Systems joint venture. Net income in the third quarter of 2002 includes after-tax charges of $3 related to the resolution of a construction dispute with the contractor of the acrylonitrile plant in Alvin, Texas and an after-tax charge of $8 for a non-cash pension settlement loss because of the significant amount of lump sum distributions from the pension plan. Net loss in the fourth quarter of 2002 includes $4 of charges for the Flexsys joint venture related to the write-down of production assets to fair market value at its Nitro, West Virginia, facility, and an after-tax charge of $3 for a non-cash pension settlement loss because of the significant amount of lump sum distributions from the pension plan.

    Under SFAS No. 128, Earnings per Share, the quarterly and total year calculations of basic and diluted earnings (loss) per share are based on weighted average shares outstanding for that quarterly or total year period, respectively. As a result, the sum of diluted earnings (loss) per share for the quarterly periods may not equal total year earnings
(loss) per share.

25. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

    CPFilms, Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc., Solutia Investments, LLC and Solutia Business Enterprises, Inc., wholly-owned subsidiaries of the Company (the "Guarantors"), are guarantors of the holders of Solutia's 11.25 percent Senior Secured Notes due 2009 (the "Notes"). In connection with the completion of the October 2003 credit facility, Solutia Investments, LLC, and Solutia Business Enterprises, Inc. became guarantors of the Notes through cross-guarantor provisions. Accordingly, the 2002 and 2001 consolidating condensed financial statements have been restated to reflect the addition of these two new guarantors. The Company's obligations under the October 2003 facility were paid in full by the proceeds of a final DIP facility dated as of January 16, 2004, which payment did not affect the Guarantors' obligations in respect of the Notes. Certain other wholly-owned subsidiaries of the Company (the "DIP Guarantors") guaranteed the final DIP facility (as well as a smaller, interim DIP facility put in place as of December 19, 2003), but the DIP Guarantors were not required by the cross-guarantor provisions to guaranty the Notes.

    The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for:
Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries who do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of December 31, 2003 and December 31, 2002, and for the years ended December 31, 2003, 2002 and 2001. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. The Company has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                                          SOLUTIA INC.
                                                     (DEBTOR-IN-POSSESSION)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                             CONSOLIDATING STATEMENT OF OPERATIONS
                                             TWELVE MONTHS ENDED DECEMBER 31, 2003

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET SALES............................         $1,839            $ 146            $ 776             $(331)             $2,430
Cost of goods sold...................          1,973               67              680              (350)              2,370
                                              ------            -----            -----             -----              ------
GROSS PROFIT.........................           (134)              79               96                19                  60

Marketing expenses...................            105               20               31                --                 156
Administrative expenses..............            100                7               35                --                 142
Technological expenses...............             49                3                1                --                  53
Amortization expense.................             --               --                3                --                   3
Impairment of intangible Assets......             --               --               78                --                  78
                                              ------            -----            -----             -----              ------
OPERATING INCOME (LOSS)..............           (388)              49              (52)               19                (372)

Equity losses from affiliates, net of
  tax................................            (63)             (65)              (6)               51                 (83)
Interest expense.....................           (169)              (6)             (60)              115                (120)
Other income, net....................             17               89               34              (129)                 11
Reorganization items, net............             (1)              --               --                --                  (1)
                                              ------            -----            -----             -----              ------

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT)..................           (604)              67              (84)               56                (565)
Income tax expense (benefit).........            376               53              (19)                5                 415
                                              ------            -----            -----             -----              ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE..........................           (980)              14              (65)               51                (980)
Loss from Discontinued Operations,
  net of tax.........................             (2)            (108)            (109)              217                  (2)
Cumulative Effect of Change in
  Accounting Principle, net of tax...             (5)              --               --                --                  (5)
                                              ------            -----            -----             -----              ------

NET LOSS.............................         $ (987)           $ (94)           $(174)            $ 268              $ (987)
                                              ======            =====            =====             =====              ======

                                     CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                            TWELVE MONTHS ENDED DECEMBER 31, 2003

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET LOSS.............................         $(987)             $(94)           $(174)             $268              $(987)
OTHER COMPREHENSIVE LOSS:
Currency translation adjustments.....            55                59               31               (90)                55
Minimum pension liability
  adjustments, net of tax............            19                --               (1)                1                 19
                                              -----              ----            -----              ----              -----
COMPREHENSIVE LOSS...................         $(913)             $(35)           $(144)             $179              $(913)
                                              =====              ====            =====              ====              =====

                                                           SOLUTIA INC.
                                                     (DEBTOR-IN-POSSESSION)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                           CONSOLIDATING STATEMENT OF OPERATIONS
                                           TWELVE MONTHS ENDED DECEMBER 31, 2002

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET SALES............................         $1,766            $ 153            $ 676             $(296)             $2,299
Cost of goods sold...................          1,626               64              556              (310)              1,936
                                              ------            -----            -----             -----              ------
GROSS PROFIT.........................            140               89              120                14                 363

Marketing expenses...................            103               19               25                --                 147
Administrative expenses..............             91                7               30                --                 128
Technological expenses...............             43                2                2                --                  47
Amortization expense.................             --               --                3                --                   3
                                              ------            -----            -----             -----              ------
OPERATING INCOME (LOSS)..............            (97)              61               60                14                  38

Equity earnings from affiliates, net
  of tax.............................            (36)            (179)              --               228                  13
Interest expense.....................           (148)              (8)            (123)              195                 (84)
Other income, net....................             22              108               77              (193)                 14
                                              ------            -----            -----             -----              ------
INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT)..................           (259)             (18)              14               244                 (19)
Income tax expense (benefit).........            (86)              54               25                (4)                (11)
                                              ------            -----            -----             -----              ------

LOSS FROM CONTINUING OPERATIONS
  BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE............           (173)             (72)             (11)              248                  (8)
Income from Discontinued Operations,
  net of tax.........................             24               59               58              (117)                 24
Cumulative Effect of Change in
  Accounting Principle, net of tax...             (2)              --             (165)               --                (167)
                                              ------            -----            -----             -----              ------
NET LOSS.............................         $ (151)           $ (13)           $(118)            $ 131              $ (151)
                                              ======            =====            =====             =====              ======

                                    CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                            TWELVE MONTHS ENDED DECEMBER 31, 2002

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET LOSS.............................         $(151)             $(13)           $(118)            $ 131              $(151)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.....           119               121                3              (124)               119
Net unrealized loss on derivative
  instruments, net of tax............             1                --               --                --                  1
Minimum pension liability
  adjustments, net of tax............          (122)               --              (11)               11               (122)
                                              -----              ----            -----             -----              -----
COMPREHENSIVE INCOME (LOSS)..........         $(153)             $108            $(126)            $  18              $(153)
                                              =====              ====            =====             =====              =====

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                            CONSOLIDATING STATEMENT OF OPERATIONS
                                            TWELVE MONTHS ENDED DECEMBER 31, 2001

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET SALES............................         $1,811             $145            $ 680             $(314)             $2,322
Cost of goods sold...................          1,716               63              562              (329)              2,012
                                              ------             ----            -----             -----              ------
GROSS PROFIT.........................             95               82              118                15                 310

Marketing expenses...................            113               17               12                --                 142
Administrative expenses..............             95                7               40                --                 142
Technological expenses...............             45                2                3                --                  50
Amortization expense.................             --                6                6                --                  12
                                              ------             ----            -----             -----              ------
OPERATING INCOME (LOSS)..............           (158)              50               57                15                 (36)

Equity earnings from affiliates, net
  of tax.............................            122                3               (4)             (134)                (13)
Interest expense.....................           (132)              (7)            (140)              209                 (70)
Other income, net....................            (19)             132              105              (223)                 (5)
                                              ------             ----            -----             -----              ------
INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT)..................           (187)             178               18              (133)               (124)
Income tax expense (benefit).........           (106)              54                9                --                 (43)
                                              ------             ----            -----             -----              ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS.........................            (81)             124                9              (133)                (81)
Income from Discontinued Operations,
  net of tax.........................             22               45               46               (91)                 22
                                              ------             ----            -----             -----              ------
NET INCOME (LOSS)....................         $  (59)            $169            $  55             $(224)             $  (59)
                                              ======             ====            =====             =====              ======

                                    CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                            TWELVE MONTHS ENDED DECEMBER 31, 2001

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
NET INCOME (LOSS)....................          $(59)             $169             $55              $(224)              $(59)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.....           (37)              (45)             20                 25                (37)
Cumulative effect of accounting
  change, net of tax.................             2                --              --                 --                  2
Net loss on derivative instruments,
  net of tax.........................            (3)               --              --                 --                 (3)
Minimum pension liability
  adjustments, net of tax............             2                --              --                 --                  2
                                               ----              ----             ---              -----               ----
COMPREHENSIVE INCOME (LOSS)..........          $(95)             $124             $75              $(199)              $(95)
                                               ====              ====             ===              =====               ====

                                                           SOLUTIA INC.
                                                     (DEBTOR-IN-POSSESSION)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                  CONSOLIDATING BALANCE SHEET
                                                       DECEMBER 31, 2003

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents............        $   105            $   20           $   34           $    --            $   159
Trade receivables, net...............              8               135              138                --                281
Intercompany receivables.............             65               677              100              (842)                --
Miscellaneous receivables............             56                --               28                --                 84
Prepaid expenses.....................             25                 1                5                --                 31
Deferred income tax benefit..........             --                --                6                 3                  9
Inventories..........................            130                24              102               (16)               240
                                             -------            ------           ------           -------            -------
    TOTAL CURRENT ASSETS.............            389               857              413              (855)               804

PROPERTY, PLANT AND EQUIPMENT, net...            695                75              139                --                909
INVESTMENTS IN AFFILIATES............          2,176                29               34            (2,033)               206
GOODWILL.............................             --                72               25                --                 97
IDENTIFIED INTANGIBLE ASSETS, net....              2                27               14                --                 43
LONG-TERM DEFERRED INCOME TAX
  BENEFIT............................             --                --               15                --                 15
INTERCOMPANY ADVANCES................            128             1,392              962            (2,482)                --
OTHER ASSETS.........................            340                --               32                --                372
                                             -------            ------           ------           -------            -------
    TOTAL ASSETS.....................        $ 3,730            $2,452           $1,634           $(5,370)           $ 2,446
                                             =======            ======           ======           =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable.....................        $    46            $    1           $   33           $    (2)           $    78
Intercompany payables................              9                20               87              (116)                --
Accrued liabilities..................            185                 9              109                --                303
Postretirement liabilities...........             --                --                1                --                  1
Short-term debt......................            361                --               --                --                361
Intercompany short-term debt.........             --                --              419              (419)                --
                                             -------            ------           ------           -------            -------
TOTAL CURRENT LIABILITIES............            601                30              649              (537)               743

LONG-TERM DEBT.......................             43                --              251                --                294
INTERCOMPANY LONG-TERM DEBT..........             --                --              574              (574)                --
POSTRETIREMENT LIABILITIES...........             --                --               31                --                 31
OTHER LIABILITIES....................            263                --               19                --                282
                                             -------            ------           ------           -------            -------
TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE.........................            907                30            1,524            (1,111)             1,350

LIABILITIES SUBJECT TO COMPROMISE....          3,948               412               75            (2,214)             2,221

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock.........................              1                --               --                --                  1
    Additional contributed capital...             56                --               --                --                 56
    Treasury stock...................           (251)               --               --                --               (251)
Net (deficiency) excess of assets at
  spin-off and subsidiary capital....           (113)            2,010               35            (2,045)              (113)
Accumulated other comprehensive
  loss...............................            (72)               --               --                --                (72)
Accumulated deficit..................           (746)               --               --                --               (746)
                                             -------            ------           ------           -------            -------
TOTAL SHAREHOLDERS' EQUITY
  (DEFICIT)..........................         (1,125)            2,010               35            (2,045)            (1,125)
                                             -------            ------           ------           -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)...................        $ 3,730            $2,452           $1,634           $(5,370)           $ 2,446
                                             =======            ======           ======           =======            =======

                                                           SOLUTIA INC.
                                                     (DEBTOR-IN-POSSESSION)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                  CONSOLIDATING BALANCE SHEET
                                                       DECEMBER 31, 2002

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents............         $   --            $   --           $   17           $    --             $   17
Trade receivables, net...............             12               146              112                --                270
Intercompany receivables.............             28               590              334              (952)                --
Miscellaneous receivables............             69                --               28                --                 97
Inventories..........................            167                23               92               (20)               262
Prepaid expenses.....................             14                 1                2                --                 17
Deferred income tax benefit..........             82                --               19                 7                108
Current Assets--Discontinued
  Operations.........................             85                10              541                --                636
                                              ------            ------           ------           -------             ------
    TOTAL CURRENT ASSETS.............            457               770            1,145              (965)             1,407

PROPERTY, PLANT AND EQUIPMENT, net...            698                78              154                --                930
INVESTMENTS IN AFFILIATES............          2,990                23               30            (2,811)               232
GOODWILL, net........................             --                72               72                --                144
IDENTIFIED INTANGIBLE ASSETS, net....              3                26               37                --                 66
LONG-TERM DEFERRED INCOME TAX
  BENEFIT............................            278                --               12                --                290
INTERCOMPANY ADVANCES................            128             2,241            1,346            (3,715)                --
OTHER ASSETS.........................            241                 1               31                --                273
                                              ------            ------           ------           -------             ------
    TOTAL ASSETS.....................         $4,795            $3,211           $2,827           $(7,491)            $3,342
                                              ======            ======           ======           =======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable.....................         $  191            $    8           $   35           $    --             $  234
Intercompany payables................            463               152              337              (952)                --
Accrued liabilities..................            199                10              147                --                356
Postretirement liabilities...........             92                --                1                --                 93
Short-term debt......................            233                --              125                --                358
Intercompany short-term debt.........            201                23              268              (492)                --
Current Liabilities--Discontinued
  Operations.........................             33                --              132                --                165
                                              ------            ------           ------           -------             ------
TOTAL CURRENT LIABILITIES............          1,412               193            1,045            (1,444)             1,206

LONG-TERM DEBT.......................            630                --              209                --                839
INTERCOMPANY LONG-TERM DEBT..........          1,586               226            1,411            (3,223)                --
POSTRETIREMENT LIABILITIES...........          1,137                --               27                --              1,164
OTHER LIABILITIES....................            279                --              104                (1)               382
LONG-TERM LIABILITIES--DISCONTINUED
  OPERATIONS.........................             --                --               --                --                 --

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock.........................              1                --               --                --                  1
    Additional contributed capital...             19                --               --                --                 19
    Treasury stock...................           (251)               --               --                --               (251)
    Net (deficiency) excess of assets
      at spin-off and subsidiary
      capital........................           (113)            2,792               31            (2,823)              (113)
Accumulated other comprehensive
  loss...............................           (146)               --               --                --               (146)
Reinvested earnings..................            241                --               --                --                241
                                              ------            ------           ------           -------             ------
TOTAL SHAREHOLDERS' EQUITY
  (DEFICIT)..........................           (249)            2,792               31            (2,823)              (249)
                                              ------            ------           ------           -------             ------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)...................         $4,795            $3,211           $2,827           $(7,491)            $3,342
                                              ======            ======           ======           =======             ======

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                              TWELVE MONTHS ENDED DECEMBER 31, 2003

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------
CASH FROM (USED IN) OPERATIONS.......         $(176)             $ 98            $  42              $--               $ (36)
                                              -----              ----            -----              ---               -----

INVESTING ACTIVITIES:
Property, plant and equipment
  purchases..........................           (61)               (2)             (15)              --                 (78)
Acquisition and investment payments,
  net of cash acquired...............           (63)               --               --               --                 (63)
Property disposals and investment
  proceeds...........................           174                --              305               --                 479
                                              -----              ----            -----              ---               -----
CASH FROM (USED IN) INVESTING
  ACTIVITIES.........................            50                (2)             290               --                 338
                                              -----              ----            -----              ---               -----

FINANCING ACTIVITIES:
Net change in short-term debt
  obligations........................           128                --             (125)              --                   3
Net change in cash collateralized
  letters of credit..................          (121)               --               --               --                (121)
Debt issuance costs..................           (31)               --               --               --                 (31)
Other financing activities...........           (11)               --               --               --                 (11)
Changes in investments and advances
  from (to) affiliates...............           265               (76)            (189)              --                  --
                                              -----              ----            -----              ---               -----
CASH FROM (USED IN) FINANCING
  ACTIVITIES.........................           230               (76)            (314)              --                (160)
                                              -----              ----            -----              ---               -----

INCREASE IN CASH AND CASH
  EQUIVALENTS........................           104                20               18               --                 142

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR....................            --                --               17               --                  17
                                              -----              ----            -----              ---               -----
END OF PERIOD........................         $ 104              $ 20            $  35              $--               $ 159
                                              =====              ====            =====              ===               =====

                                                          SOLUTIA INC.
                                                     (DEBTOR-IN-POSSESSION)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                        CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                             TWELVE MONTHS ENDED DECEMBER 31, 2002

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------

CASH FROM (USED IN) OPERATIONS.......         $ (72)            $ 130            $ 113              $--               $ 171
                                              -----             -----            -----              ---               -----

INVESTING ACTIVITIES:
Property, plant and equipment
  purchases..........................           (36)               (6)             (26)              --                 (68)
Acquisition and investment payments,
  net of cash acquired...............           (37)               --               --               --                 (37)
Property disposals and investment
  proceeds...........................           118                --               --               --                 118
                                              -----             -----            -----              ---               -----
CASH FROM (USED IN) INVESTING
  ACTIVITIES.........................            45                (6)             (26)              --                  13
                                              -----             -----            -----              ---               -----

FINANCING ACTIVITIES:
Net change in short-term debt
  obligations........................          (450)               --              123               --                (327)
Net change in long-term debt
  obligations........................           181                --                1               --                 182
Issuance of stock warrants...........            19                --               --               --                  19
Common stock issued under employee
  stock plans........................             2                --               --               --                   2
Other financing activities...........           (66)               --               --               --                 (66)
Changes in investments and advances
  from (to) affiliates...............           338              (125)            (213)              --                  --
                                              -----             -----            -----              ---               -----
CASH FROM (USED IN) FINANCING
  ACTIVITIES.........................            24              (125)             (89)              --                (190)
                                              -----             -----            -----              ---               -----

DECREASE IN CASH AND CASH
  EQUIVALENTS........................            (3)               (1)              (2)              --                  (6)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR....................             3                 1               19               --                  23
                                              -----             -----            -----              ---               -----
END OF PERIOD........................         $  --             $  --            $  17              $--               $  17
                                              =====             =====            =====              ===               =====

                                                          SOLUTIA INC.
                                                     (DEBTOR-IN-POSSESSION)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                        CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                             TWELVE MONTHS ENDED DECEMBER 31, 2001

                                           Parent Only                            Non-                             Consolidated
                                           Solutia Inc.       Guarantors       Guarantors       Eliminations       Solutia Inc.
                                           ------------       ----------       ----------       ------------       ------------

CASH FROM (USED IN) OPERATIONS.......         $(130)            $ 164             $ 11              $(1)               $ 44
                                              -----             -----             ----              ---                ----

INVESTING ACTIVITIES:
Property, plant and equipment
  purchases..........................           (41)              (11)             (42)              --                 (94)
Acquisition and investment payments,
  net of cash acquired...............           (33)               --               (2)              --                 (35)
Property disposals and investment
  proceeds...........................             8                --               35               --                  43
                                              -----             -----             ----              ---                ----
CASH USED IN INVESTING ACTIVITIES....           (66)              (11)              (9)              --                 (86)
                                              -----             -----             ----              ---                ----

FINANCING ACTIVITIES:
Net change in short-term debt
  obligations........................            48                --               (7)              --                  41
Common stock issued under employee
  stock plans........................            13                --               --               --                  13
Deferred debt issuance costs and
  dividend payments..................            (9)               --                1               --                  (8)
Changes in investments and advances
  from (to) affiliates...............           136              (152)              15                1                  --
                                              -----             -----             ----              ---                ----
CASH FROM (USED IN) FINANCING
  ACTIVITIES.........................           188              (152)               9                1                  46
                                              -----             -----             ----              ---                ----

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................            (8)                1               11               --                   4

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR....................            11                --                8               --                  19
                                              -----             -----             ----              ---                ----
END OF PERIOD........................         $   3             $   1             $ 19              $--                $ 23
                                              =====             =====             ====              ===                ====

                                  ****

ITEM 9A. CONTROLS AND PROCEDURES

    As of the end of the period covered by this Annual Report on Form 10-K, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange
Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. There were no significant changes in the Company's internal control over financial reporting that occurred during the year-end ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    The following table shows information about Solutia's directors on March 12, 2004:

-----------------------------------------------------------------------------------------------------------------------------
     Name, Age, Year First                                                                 Other Business Experience Since At
   Became a Solutia Director        Principal Occupation          Other Directorships            Least January 1, 1999
-----------------------------------------------------------------------------------------------------------------------------
John C. Hunter III, 57           Chairman, President, Chief   Hercules Incorporated;       President, Chief Operating
1997                             Executive Officer and        Penford Corporation;         Officer and Director of Solutia
                                 Director, Solutia Inc.       Missouri Baptist Medical     Inc., 1997-1999
                                                              Center
-----------------------------------------------------------------------------------------------------------------------------
Robert A. Clausen, 59            Vice Chairman, Chief         Maryville University in      Advisory Director, Solutia Inc.,
2003                             Financial Officer, Chief     St. Louis                    1997-2003
                                 Administrative Officer and
                                 Director, Solutia Inc.
-----------------------------------------------------------------------------------------------------------------------------
Paul H. Hatfield, 68             Principal, Hatfield Capital  Penford Corporation; Bunge   Chairman of the Board, President
1997                             Group                        Limited; Maritz, Inc.;       and Chief Executive Officer,
                                                              Engineered Products Inc.     Petrolite Corporation, 1995-1997
-----------------------------------------------------------------------------------------------------------------------------
Robert H. Jenkins, 61            Retired Chairman of the      AK Steel Holdings            Chairman of the Board and Chief
1997                             Board and Chief Executive    Corporation; CLARCOR Inc.;   Executive Officer, Sundstrand
                                 Officer, Sundstrand          Sentry Insurance; Visteon    Corporation, 1997-1999
                                 Corporation                  Corporation
-----------------------------------------------------------------------------------------------------------------------------
Philip R. Lochner, 61            Director                     Adelphia Communications      Senior Vice President and Chief
2002                                                          Corporation; Apria           Administrative Officer, Time
                                                              Healthcare Group Inc.;       Warner Inc., 1991-1998;
                                                              GTECH Holdings Corporation;  Commissioner, Securities and
                                                              CLARCOR Inc.                 Exchange Commission, 1990-1991
-----------------------------------------------------------------------------------------------------------------------------
Frank A. Metz, Jr., 70           Retired Senior Vice          Allegheny Energy, Inc.       Senior Vice President, Finance and
1997                             President, Finance and       until February 5, 2004       Planning and Chief Financial
                                 Planning and Chief                                        Officer, International Business
                                 Financial Officer,                                        Machines Corporation (IBM),
                                 International Business                                    1986-1993 and a Director of IBM,
                                 Machines Corporation                                      1991-1993
-----------------------------------------------------------------------------------------------------------------------------
J. Patrick Mulcahy, 60           Chief Executive Officer,     Energizer Holdings, Inc.     Chairman and Chief Executive
1999                             Energizer Holdings, Inc.                                  Officer, Eveready Battery Company
                                                                                           Inc., a subsidiary of Ralston
                                                                                           Purina Company from 1987-2000, and
                                                                                           a corporate officer of Ralston
                                                                                           Purina Company from 1984-2000
-----------------------------------------------------------------------------------------------------------------------------
Sally G. Narodick, 58            Educational Technology and   Penford Corporation; Puget   Chief Executive Officer, Apex
2000                             e-learning Consultant        Sound Energy, Inc.;          Learning, Inc. (an educational
                                                              Click2learn, Inc.            software company) from its
                                                                                           founding in 1998 until 2000
-----------------------------------------------------------------------------------------------------------------------------
John B. Slaughter, 69            President and Chief          International Business       Irving R. Melbo professor of
1997                             Executive Officer, National  Machines Corporation;        leadership in education,
                                 Action Council for           Northrop Grumman Corp.       University of Southern California
                                 Minorities in Engineering,                                and President Emeritus, Occidental
                                 Inc. (a non-profit                                        College, 1999-2000; President,
                                 corporation)                                              Occidental College, 1988-1999;
                                                                                           Director, National Science
                                                                                           Foundation, 1980-1982
-----------------------------------------------------------------------------------------------------------------------------

    The above listed individuals are elected for staggered three-year terms, or until their successors are duly elected and have qualified, or until their earlier death, resignation or removal. Normally, the elected term of office for Messrs. Hunter and Lochner and Dr. Slaughter would expire in April 2004. Additionally, on that date, Mr. Metz and Dr. Slaughter would normally retire in accordance with Solutia's retirement policy for non-employee directors. However, as a result of the Company's Chapter 11 filing, Solutia anticipates that these directors will remain in office beyond April 2004 as Solutia does not anticipate holding a shareholders' meeting to elect directors in the foreseeable future.

OFFICERS

    The following table shows information about Solutia's executive officers on March 12, 2004:

---------------------------------------------------------------------------------------------------------------------------------
                                                           Year First
                                                           Became an
                                                           Executive
                                    Present Position       Officer of
         Name and Age                 with Solutia          Solutia    Other Business Experience Since At Least January 1, 1999
---------------------------------------------------------------------------------------------------------------------------------
John C. Hunter III, 57        President, Chief Operating     1997      President, Chief Operating Officer and Director,
                              Executive Officer and                    Solutia 1997-1999
                              Director
---------------------------------------------------------------------------------------------------------------------------------
Robert A. Clausen, 59         Vice Chairman, Chief           1997      Senior Vice President, Chief Financial Officer and
                              Financial Officer, Chief                 Advisory Director, 1997-2003
                              Administrative Officer and
                              Director
---------------------------------------------------------------------------------------------------------------------------------
Jeffry N. Quinn, 45           Senior Vice President,         2003      Executive Vice President, Chief Administrative Officer and
                              General Counsel and Chief                General Counsel, Premcor Inc., 2000-2002; Senior Vice
                              Restructuring Officer                    President of Law and Human Resources, Secretary and
                                                                       General Counsel, Arch Coal, Inc., 1995-2000
---------------------------------------------------------------------------------------------------------------------------------
Luc De Temmerman, 49          Vice President and General     2003      Worldwide Commercial Director for Laminated Glazing
                              Manager, Performance                     Products and Services, Solutia, 2001-2002; Business
                              Products                                 Director, Saflex-Europe/Africa, Solutia, 2000-2001;
                                                                       Worldwide Director, Saflex Technology, Solutia, 1997-2000
---------------------------------------------------------------------------------------------------------------------------------
John F. Saucier, 50           Vice President and General     2001      Vice President, Strategic Planning, Mergers and
                              Manager, Integrated Nylon                Acquisitions, 1997-2001

---------------------------------------------------------------------------------------------------------------------------------

    The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

AUDIT AND FINANCE COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

    The members of Solutia's Audit and Finance Committee, which met six times in 2003, are Mr. Metz, Chairman; Mr. Mulcahy; and Dr. Slaughter. Solutia's Board of Directors has concluded that each member of the committee is independent within the meaning of Rule 10A-3 using the New York Stock Exchange's listing standards. The board has also concluded that Mr. Metz is an audit committee financial expert, as that term is defined in the rules issued under the Sarbanes-Oxley Act of 2002.

    The purpose of the committee is to:

    * assist the board in reviewing and monitoring the integrity of Solutia's financial statements, the qualifications and independence of the independent auditor, the performance of the independent auditor and Solutia's internal audit function, and Solutia's compliance with legal and regulatory requirements; and

    * assist the board in reviewing and monitoring Solutia's financial policies, including planning and capital structure, so that they conform to Solutia's requirements for sound operation and render advice and counsel to Solutia's financial officers in the execution of their responsibility.

    Among the committee's responsibilities is the selection of Solutia's independent auditor.

    The board has amended the committee's written charter, which sets out the functions the committee is to perform, in light of the Sarbanes-Oxley Act of 2002.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 requires Solutia's directors and executive officers to file reports of holdings and transactions in Solutia's common stock with the Securities and Exchange Commission. Based on the Company's records and information, Solutia's directors and executive officers met all applicable Securities and Exchange Commission reporting requirements.

CODE OF ETHICS

    Solutia's Board of Directors has adopted a Code of Ethics for Senior Financial Officers. This code applies to Solutia's Chief Executive Officer and the other senior officers who have financial responsibilities, including Solutia's Chief Financial Officer, Treasurer, Controller, General Counsel and Chief Restructuring Officer. This code is filed as an exhibit to this report. Any amendments to, or waivers from, the provisions of this code will be posted to the "Investor" section of Solutia's web site: www.solutia.com.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table shows information about the compensation of Solutia's chief executive officer and the Company's four most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of 2003.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         Long-Term Compensation
                                                                                    ---------------------------------
                                                Annual Compensation                         Awards          Payouts
                                     --------------------------------------------------------------------------------
                (a)                  (b)     (c)           (d)           (e)           (f)         (g)         (h)       (i)
                                                                        Other
                                                                       Annual       Restricted  Securities            All Other
             Name and                                                  Compen-        Stock     Underlying    LTIP     Compen-
             Principal                     Salary         Bonus        sation         Awards     Options     Payouts   sation
             Position                Year    ($)         ($)(1)          ($)          ($)(2)       (#)         ($)     ($)(3)
--------------------------------------------------------------------------------------------------------------------------------
 J. C. Hunter III                    2003  800,000             --         -0-          -0-           -0-       -0-      93,028
 Chairman, President,                2002  791,667      1,200,000         -0-          -0-       150,000       -0-      95,291
 Chief Executive Officer and         2001  700,000            -0-         -0-          -0-       150,000       -0-     100,720
 Director
--------------------------------------------------------------------------------------------------------------------------------
 R. A. Clausen                       2003  395,833             --         -0-          -0-           -0-       -0-      36,828
 Vice Chairman, Chief Financial      2002  345,833        500,000         -0-          -0-        50,000       -0-      33,390
 Officer, Chief Administrative       2001  300,000            -0-         -0-          -0-        25,000       -0-      25,871
 Officer and Director
--------------------------------------------------------------------------------------------------------------------------------
 J. N. Quinn(4)                      2003  290,909        200,000(5)      -0-          -0-        65,000       -0-       9,603
 Senior Vice President, General
 Counsel, Chief Restructuring
 Officer
--------------------------------------------------------------------------------------------------------------------------------
 L. De Temmerman(6)                  2003  275,424(7)          --      20,851(8)       -0-        50,000       -0-         228
 Vice President and General
 Manager, Performance Products
--------------------------------------------------------------------------------------------------------------------------------
 J. F. Saucier                       2003  300,000             --         -0-          -0-        50,000       -0-       9,828
 Vice President and General          2002  266,667        110,000         -0-          -0-        30,000       -0-       9,746
 Manager, Integrated Nylon           2001  200,689         50,000         -0-          -0-        30,000       -0-       8,300
--------------------------------------------------------------------------------------------------------------------------------

(1)     Annual incentive awards, if any, for Messrs. Hunter, Clausen, Quinn, De Temmerman and Saucier have not yet been determined.

(2)     On December 31, 2003, the named executive officers owned the restricted shares shown in the table below. All of these restricted shares are attributable to payouts in 2000 under the Solutia Inc. 1998-1999 Long-Term
        Incentive Plan. The shares are restricted against sale or other disposition until the earliest of
        December 31, 2004, the executive's retirement, death, total and permanent disability or involuntary termination other than for cause, or a change of control. Dividends are not currently being paid to any stockholders, but through December 31, 2002, dividends were paid on the restricted shares at the same rate paid to all
        Solutia's stockholders. The market value is based on the closing price of Solutia's common stock on
        December 31, 2003, which was $0.365.

       ----------------------------------------------------------------------------------------------------------------
                                                                        Mr. Hunter       Mr. Clausen       Mr. Saucier
       ----------------------------------------------------------------------------------------------------------------
        Number of Shares                                                 207,698            62,691           17,233
       ----------------------------------------------------------------------------------------------------------------
        Market Value on December 31, 2003                                $75,810           $22,882           $6,290
       ----------------------------------------------------------------------------------------------------------------

        Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock and that it is unlikely that these officers will receive any consideration for the restricted shares in such a plan of reorganization.

(3)     Amounts shown for 2003 include:

        *  contributions to thrift/savings plans, as follows: Mr. Hunter, $92,800; Mr. Clausen, $36,600; Mr. Quinn,
           $9,375; and Mr. Saucier, $9,600; and

        *  cost of executive travel accident protection for each executive officer named in this table: $228.





(4)     Mr. Quinn joined Solutia on January 13, 2003.

(5)     Amount shown represents a special recognition award that Mr. Quinn received during 2003.

(6)     Dr. De Temmerman became an executive officer of Solutia on January 1, 2003. Therefore, under SEC rules, his compensation for 2001 and 2002 is not included in this table.

(7)     Dr. De Temmerman, who is based in Belgium, was paid in euros. His salary has been converted into U.S. dollars at the weighted average exchange rate for 2003 (1.12115 U.S. dollars to 1 euro).

(8)     Of this amount, $11,837 represents the grossed up reimbursement for certain taxes and $9,014 is attributable to a customary Belgian representation allowance.

OPTION GRANTS IN 2003

    The following table shows information about options to purchase shares of Solutia's common stock that were granted during 2003 to the Company's executive officers who are named in the Summary Compensation Table. All of the options were granted under the Solutia Inc. 2000 Stock-Based Incentive Plan. Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock and that it is unlikely that holders of options to purchase Solutia's common stock, will receive any consideration for those options in such a plan of reorganization.

-------------------------------------------------------------------------------------------------------
                                                                                            Grant
                                 Individual Grants(1)                                     Date Value
-------------------------------------------------------------------------------------------------------
             (a)                      (b)            (c)           (d)          (e)           (f)
                                   Number of      % of Total
                                  Securities     Options/SARs
                                  Underlying      Granted to   Exercise or                Grant Date
                                Options Granted  Employees in   Base Price   Expiration  Present Value
             Name                     (#)        Fiscal Year   ($/Share)(2)     Date        ($)(3)
-------------------------------------------------------------------------------------------------------
 J. C. Hunter III                     -0-            N/A           N/A          N/A             N/A
-------------------------------------------------------------------------------------------------------
 R. A. Clausen                        -0-            N/A           N/A          N/A             N/A
-------------------------------------------------------------------------------------------------------
 J. N. Quinn                       40,000(4)         4.01          3.90       1/28/13       128,093
                                   25,000(4)         2.51          1.22       7/24/13        25,061
-------------------------------------------------------------------------------------------------------
 L. De Temmerman                   50,000(5)         5.01          1.22       7/24/13        50,123
-------------------------------------------------------------------------------------------------------
 J. F. Saucier                     50,000(4)         5.01          1.22       7/24/13        50,123
-------------------------------------------------------------------------------------------------------

(1)     All Solutia management stock options have a minimum one-year holding period, except in the event of a change of control. They expire ten years from the grant date unless forfeited earlier. They all carry stock tax withholding rights.

(2)     The exercise price of the options equals 100% of the fair market value per underlying share of Solutia common stock on the grant date.

(3)     In accordance with SEC rules, Solutia has chosen the Black-Scholes option pricing model to estimate the grant date present value of the options shown in this table. The following assumptions were made for purposes of calculating the original grant date present value: an option life of 5 years, volatility of 123.8%, a dividend yield of 0% and a risk-free interest rate of 3.2%. Solutia's use of this model should not be construed as an endorsement of its accuracy at valuing options. There is no assurance that the value realized by an executive, if any, will be at or near the value estimated by the Black-Scholes model. This is particularly true in light of recent developments (see "Chapter 11 Proceedings" in Item 1).

(4)     These options become exercisable in accordance with the following schedule:

                --------------------------------------------------------------
                   Percentage Increase in
                    Fair Market Value of
                    Company Common Stock               Percentage of Option
                   from Option Grant Date                  Exercisable
                --------------------------------------------------------------
                             20                                 25
                --------------------------------------------------------------
                             30                                 50
                --------------------------------------------------------------
                             50                                 75
                --------------------------------------------------------------
                             75                                100
                --------------------------------------------------------------

(5)     The option to purchase these shares becomes exercisable on January 7, 2007.

    The required increases in fair market value shown above must be maintained for a period of ten consecutive trading days in order for the respective percentages of the options to become exercisable. To avoid variable accounting treatment, these options become exercisable on the ninth anniversary of the option grant date even if the required percentage increases in fair market value have not been achieved.

AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES

    The following table shows information about unexercised options held by named executive officers on December 31, 2003. There were no options exercised by the named executive officers during 2003, and none of the options held by them at the end of 2003 were "in the money."

-----------------------------------------------------------------------------------------------------------
         (a)                    (b)                 (c)                  (d)                    (e)
                                                                      Number of
                                                                     Securities
                                                                     Underlying              Value of
                                                                     Unexercised            Unexercised
                                                                     Options at            In-the-Money
                                                                       FY-End            Options at FY-End
                              Shares                                     (#)                    ($)
                            Acquired on                           -----------------------------------------
                             Exercise         Value Realized        Exercisable/           Exercisable/
         Name                   (#)                ($)              Unexercisable          Unexercisable
-----------------------------------------------------------------------------------------------------------
 J. C. Hunter III               -0-                N/A             351,799/555,000            -0-/-0-
-----------------------------------------------------------------------------------------------------------
 R. A. Clausen                  -0-                N/A             259,237/135,000            -0-/-0-
-----------------------------------------------------------------------------------------------------------
 J. N. Quinn                    -0-                N/A                0/65,000                -0-/-0-
-----------------------------------------------------------------------------------------------------------
 L. De Temmerman                -0-                N/A              53,216/80,000             -0-/-0-
-----------------------------------------------------------------------------------------------------------
 J. F. Saucier                  -0-                N/A             35,248/139,000             -0-/-0-
-----------------------------------------------------------------------------------------------------------

LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR

    Targets for Incentive award opportunities were not established for the January 1, 2003 through December 31, 2005 performance period under the Solutia Inc. 2002-2006 Long-Term Incentive Plan. No awards will be paid for this performance cycle.

PENSION PLANS

    The named executive officers are eligible for benefits payable under the defined benefit pension plans applicable to Solutia's regular full-time employees. An executive's benefits are based on his service, if any, with Pharmacia prior to the spin-off of Solutia and service with Solutia since the spin-off. Solutia's defined benefit pension plans for its U.S. employees consist of two accounts: a "Prior Plan Account" (for those employees who earned benefits under Pharmacia's pension plan before the spin-off) and a "Cash Balance Account."

    The opening balance of the Prior Plan Account was the December 31, 1996 present value of the executive's lump sum retirement benefit earned prior to January 1, 1997, under Pharmacia's defined benefit pension plans, calculated using the assumption that the monthly benefit would be payable at age 55 with no reduction for early payment. The formula used to calculate the opening balance was the greater of 1.4% (1.2% for executives hired on or after April 1, 1986) of average final compensation multiplied by years of service, without reduction for Social Security or other offset amounts, or 1.5% of average final compensation multiplied by years of service, less a 50% Social Security offset. Average final compensation for purposes of determining the opening balance was the greater of (1) average compensation received during the 36 months of employment with Pharmacia prior to 1997 or
(2) average compensation received during the highest three of the five calendar years of employment with Pharmacia prior to 1997. For each year of the executive's continued employment with Solutia (including all of 1997), the executive's Prior Plan Account increases by 4% to recognize that prior plan benefits would have grown as a result of pay increases.

    For each year during which the executive is employed by Solutia, 3% of annual compensation in excess of the Social Security wage base and a percentage, based on age, of annual compensation (salary and annual bonus) are credited to the Cash Balance Account. The applicable percentages and age ranges are: 3% before age 30, 4% for ages 30 to 39, 5% for ages 40 to 44, 6% for ages 45 to 49, and 7% for age 50 and over.
In addition, the Cash Balance Account of executives who earned benefits under Pharmacia's defined benefit pension plans before 1997 is credited each year (for up to ten years based on prior years of service with Pharmacia before 1997) during which the executive is employed by Solutia (including all of 1997) with an amount equal to a percentage (based on age) of annual compensation. The applicable percentages and age ranges are: 2% before age 30, 3% for ages 30 to 39, 4% for ages 40 to 44, 5% for ages 45 to 49, and 6% for age 50 and over.

    The estimated annual benefits payable as a single life annuity beginning at age 65 (assuming that each executive officer remains employed by the company until age 65 and receives 4% annual compensation increases) are as follows: Mr. Hunter, $702,958; Mr. Clausen, $402,310; Mr. Quinn, $211,098; and Mr. Saucier, $264,997.

    The following table shows the annual normal retirement benefits payable under the pension plan applicable to Dr. De Temmerman and other employees of Solutia's Belgian subsidiary. The benefit levels in the table assume retirement at age 65 and payment in the form of a single life annuity. Remuneration is an average of the final three years of pay, excluding vacation pay and bonuses. Compensation used for pension formula purposes equates to salary reported in column (c) of the Summary Compensation Table minus approximately $20,097 attributable to vacation pay. The benefit formula is integrated with the Belgian social security earnings ceiling, and the amounts shown in the table reflect integration based on the current Belgian social security ceiling.

--------------------------------------------------------------------------------------------------------------------------------
Remuneration                                                                           Years of Service
(in U.S.$)                                                        15            20            25            30            35
--------------------------------------------------------------------------------------------------------------------------------
  125,000                                                        25,712        34,282        42,853        51,423        59,994
--------------------------------------------------------------------------------------------------------------------------------
  150,000                                                        32,705        43,607        54,508        65,410        76,312
--------------------------------------------------------------------------------------------------------------------------------
  175,000                                                        39,699        52,931        66,164        79,397        92,630
--------------------------------------------------------------------------------------------------------------------------------
  200,000                                                        46,692        62,256        77,820        93,384       108,948
--------------------------------------------------------------------------------------------------------------------------------
  225,000                                                        53,685        71,580        89,476       107,371       125,266
--------------------------------------------------------------------------------------------------------------------------------
  250,000                                                        60,679        80,905       101,131       121,358       141,584
--------------------------------------------------------------------------------------------------------------------------------
  300,000                                                        74,666        99,554       124,443       149,331       174,220
--------------------------------------------------------------------------------------------------------------------------------
  400,000                                                       102,639       136,852       171,066       205,279       239,492
--------------------------------------------------------------------------------------------------------------------------------
  450,000                                                       116,626       155,502       194,377       233,252       272,128
--------------------------------------------------------------------------------------------------------------------------------
  500,000                                                       130,613       174,151       217,688       261,226       304,764
--------------------------------------------------------------------------------------------------------------------------------

     As of January 1, 2004, Dr. De Temmerman had 19.33 years of credited service and final average earnings of $201,301, as converted from euros using a rate of 1.12115 U.S. dollars per euro, the weighted average exchange rate for 2003.

AGREEMENTS WITH EXECUTIVE OFFICERS

    Retention Agreements

    Effective June 30, 2003, Solutia entered into retention agreements, approved by the Board, with Messrs. Hunter and Clausen to assure that Solutia would have their continued dedication over the immediately following 30-month period. Under the terms of these agreements, each of these executive officers will receive a payment equal to his annual base salary on each of the first and second year anniversaries of the effective date of the agreement and a payment equal to half his annual base salary on the thirty-month anniversary of the effective date, provided that the executive remains employed by Solutia on such anniversaries or his employment has been terminated by Solutia without cause (as defined in the agreement) or by the executive officer for good reason (as defined in the agreement). The retention payments, which are not considered compensation for purposes of any Solutia benefit or compensation plans or programs, are secured by an irrevocable standby letter of credit.

    If the executive dies or becomes disabled (as defined in the retention agreement), he or his estate, as applicable, will receive a cash payment equal to 250% of his annual base salary as of the effective date multiplied by (x) a fraction the numerator of which is equal to the number of full months that the executive was employed by Solutia after the effective date of the agreement and the denominator of which is equal to 30, less (y) the amount of all payments already made under the agreement. The retention agreements further provide that any payments made to the executive under his change-of-control employment agreement with Solutia (see paragraph immediately below) will be reduced in accordance with a formula set forth in the retention agreement. Finally, each named executive officer is entitled to an additional payment, if necessary, to make him whole as a result of any excise tax imposed by the Internal Revenue Code on certain change-of-control payments (unless the safe harbor below which the excise tax is imposed is not exceeded by more than ten percent, in which event the payments will be reduced to avoid the excise tax).

    Solutia has also entered into retention agreements with Messrs. Quinn and Saucier and Dr. De Temmerman. Each of these agreements provides for a special incentive award equal to 100% of the executive's annual base salary, payable in two equal installments as soon as practical on or after June 30, 2004, and December 31, 2004. The executive is entitled to receive these payments if he continues to be employed by Solutia or if he becomes totally and permanently disabled (as defined in the agreement) or is involuntarily terminated without cause (as defined in the agreement). The retention payments are not considered compensation for purposes of any Solutia benefit or compensation plans or programs. These agreements, which were entered into before Solutia's Chapter 11 filing, are subject to Bankruptcy Court approval.

    Change-of-Control Employment Agreements

    The executives named in the Summary Compensation Table each have a change-of-control employment agreement. These agreements become effective upon a "change-of-control" of Solutia (as defined in the agreements). The agreements provide for the continuing employment of the executive after the change-of-control on terms and conditions no less favorable than those in effect before the change of control. If the executive's employment is terminated by the company without "cause," or if the executive terminates his own employment for "good reason" (each as defined in the change-of-control employment agreement), the executive is entitled to severance benefits equal to a "multiple" of his annual compensation (including bonus) and continuation of certain benefits for a number of years equal to the multiple. The multiple is three for Messrs. Hunter, Clausen and Quinn, and two for Mr. Saucier and Dr. De Temmerman and (or, in either case, the shorter number of years until the executive's normal retirement date). In addition, Messrs. Hunter, Clausen and Quinn are each entitled to receive the severance benefits if he voluntarily terminates his own employment during the 30-day period beginning on the first anniversary of certain changes-of-control. Finally, each named executive officer is entitled to an additional payment, if necessary, to make him whole as a result of any excise tax imposed by the Internal Revenue Code on certain change-of-control payments (unless the safe harbor below which the excise tax is imposed is not exceeded by more than ten percent, in which event the payments will be reduced to avoid the excise tax).

    Effect of Chapter 11 on Agreements

    Before confirmation of a plan of reorganization, Solutia is required to (a) decide which of its executory contracts it wishes to assume and which it wishes to reject and (b) seek approval of the bankruptcy court for those decisions. Solutia's agreements with its executive officers described above constitute executory contracts that were entered into prior to Solutia's Chapter 11 filing. No decision has yet been made as to whether Solutia will seek to assume or reject such contracts. If they are assumed, Solutia will be required to perform its obligations under such contracts. If they are rejected, Solutia will not have to perform its obligations, and the affected executive officers may have pre-petition unsecured claims for damages to be asserted in the Chapter 11 proceedings. However, because the retention agreements with Messrs. Hunter and Clausen are secured by irrevocable letters of credit, even if those retention agreements are rejected, they will receive the benefits provided for in those agreements.

COMPENSATION OF DIRECTORS

    Directors who are Solutia employees do not receive payment for their services as directors.

    The following table displays all components of compensation for non-employee directors under the compensation program that was in effect in 2003.

----------------------------------------------------------------------------
          Form of Compensation                     Amount of Compensation
----------------------------------------------------------------------------
 Annual Board Retainer*                                    $50,000
----------------------------------------------------------------------------
 Annual Retainer for Committee Chairman                    $5,000
----------------------------------------------------------------------------
 Committee Attendance Fee
    (each meeting)                                         $1,000
----------------------------------------------------------------------------
 Initial Option Grant                             option on 8,000 shares of
    (upon first election to board)                  Solutia common stock
----------------------------------------------------------------------------
 Annual Option Grant**                            option on 2,000 shares of
                                                    Solutia common stock
----------------------------------------------------------------------------

* At least half of the annual retainer was credited to the director's deferred stock account in quarterly installments. Each non-employee director was able to elect to receive the other half of the annual retainer in cash or to defer all or a part into the deferred stock account, an interest-bearing cash account, or both. If credited before May 2003, the deferred stock units are to be paid out in Solutia common stock and, if credited in or after May 2003, the deferred stock units are to be paid in cash. In either case, payment does not occur until the termination of the director's service on the board. In 2004, directors are receiving all compensation in the form of cash; there are no further deferrals.

** The exercise price of these non-qualified stock options is equal to the fair market value of Solutia common stock on the date of the grant. The stock options generally become exercisable in three equal annual installments. The stock options have a term of ten years but terminate two years after a director's board service ends for any reason, if earlier. On April 23, 2003, each non-employee director continuing in office following the annual meeting of stockholders received an option to buy 2000 shares of Solutia common stock with an exercise price of $1.26 per share.

    Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock and that it is unlikely that directors will receive any consideration for the deferred stock units or options awarded in 2003 as part of a plan of reorganization.

    Non-employee directors do not have a retirement plan, nor do they participate in Solutia's benefit plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Executive Compensation and Development Committee is comprised of three directors: Mr. Hatfield, chairman and Messrs. Jenkins and Metz. None of these individuals is a current or former officer or employee of Solutia or any of its subsidiaries, nor did any of these individuals have any reportable transactions with Solutia or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

    The following table shows Solutia common stock owned beneficially by Solutia's directors and executive officers, as of December 31, 2003, including those deferred shares credited to the account of each non-employee director that are payable in stock. Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock and that it is unlikely that its directors or executive officers will receive any consideration for their stock or those options in such a plan of reorganization. In general, "beneficial ownership" includes those shares a person has the power to vote, or the power to transfer, and stock options that are exercisable currently or become exercisable within 60 days. Except as otherwise noted, each person has sole voting and investment power over his or her shares.

---------------------------------------------------------------------------------------------------------------------------
                                                                Shares of Common Stock      Shares Underlying
                                                                  Beneficially Owned       Options Exercisable
                        Name                                          (a)(b)(c)             Within 60 Days(d)      Total
---------------------------------------------------------------------------------------------------------------------------
 Robert A. Clausen                                                     113,290                  259,237            372,527
---------------------------------------------------------------------------------------------------------------------------
 Luc De Temmerman                                                           50                   63,216             63,266
---------------------------------------------------------------------------------------------------------------------------
 Paul Donovan(e)                                                         6,238                    6,777             13,015
---------------------------------------------------------------------------------------------------------------------------
 Paul H. Hatfield                                                       31,602                   17,333             48,935
---------------------------------------------------------------------------------------------------------------------------
 John C. Hunter III                                                    342,098                  351,799            693,897
---------------------------------------------------------------------------------------------------------------------------
 Robert H. Jenkins                                                      24,372(f)                17,333             41,705
---------------------------------------------------------------------------------------------------------------------------
 Philip R. Lochner, Jr.                                                  2,859                    2,944              5,803
---------------------------------------------------------------------------------------------------------------------------
 Frank A. Metz, Jr.                                                     13,912                   17,333             31,245
---------------------------------------------------------------------------------------------------------------------------
 J. Patrick Mulcahy                                                     31,348                   13,499             44,847
---------------------------------------------------------------------------------------------------------------------------
 Sally G. Narodick                                                      16,426                   11,166             27,592
---------------------------------------------------------------------------------------------------------------------------
 Jeffry N. Quinn                                                        45,820(g)                   -0-             45,820
---------------------------------------------------------------------------------------------------------------------------
 John F. Saucier                                                        29,745(h)                35,148             64,893
---------------------------------------------------------------------------------------------------------------------------
 John B. Slaughter                                                      13,766(i)                17,333             31,099
---------------------------------------------------------------------------------------------------------------------------
 All directors and executive officers (13 persons)                     671,663                  813,118          1,484,781
---------------------------------------------------------------------------------------------------------------------------

(a) The number of shares shown includes shares held under the Solutia Inc. Savings and Investment Plan ("SIP"):

              ------------------------------------------------------
               Mr. Hunter                                    67,456
              ------------------------------------------------------
               Mr. Clausen                                   10,471
              ------------------------------------------------------
               Mr. Quinn                                      5,820
              ------------------------------------------------------
               Mr. Saucier                                   12,492
              ------------------------------------------------------
               Directors and executive officers as a group   96,239
              ------------------------------------------------------

      Executive officers have sole discretion over voting shares held under SIP and, within limitations imposed by SIP, sole discretion over investment of shares. Shares are voted by the trustee of SIP in accordance with instructions from participants. If the trustees do not receive instructions as to the voting of particular shares, the shares are voted in proportion to instructions actually received from other participants in SIP.




(b) The number of shares shown includes those deferred shares credited to the account of each non-employee director that are scheduled to be paid out in the form of stock, as follows:

              ------------------------------------------------------
               Mr. Donovan                                    6,238
              ------------------------------------------------------
               Mr. Hatfield                                  24,202
              ------------------------------------------------------
               Mr. Jenkins                                   24,202
              ------------------------------------------------------
               Mr. Lochner                                    2,859
              ------------------------------------------------------
               Mr. Metz                                      12,103
              ------------------------------------------------------
               Mr. Mulcahy                                   20,348
              ------------------------------------------------------
               Mrs. Narodick                                 16,426
              ------------------------------------------------------
               Dr. Slaughter                                 12,492
              ------------------------------------------------------

      The non-employee directors have no current voting or investment power over these deferred shares.

(c) The number of shares shown includes restricted stock granted under the Solutia Inc. 1997 Stock-Based Incentive Plan:

              ------------------------------------------------------
               Mr. Hunter                                   207,698
              ------------------------------------------------------
               Mr. Clausen                                   62,691
              ------------------------------------------------------
               Mr. Saucier                                   17,233
              ------------------------------------------------------
               Directors and executive officers as a group  287,622
              ------------------------------------------------------

(d) The shares shown represent stock options granted under Solutia's incentive plans, including stock options resulting from the conversion of Pharmacia stock options at the time of the spin-off of Solutia by Pharmacia in 1997.

(e)   Mr. Donovan retired as a director effective February 29, 2004.

(f) The number of shares shown for Mr. Jenkins includes 170 shares owned jointly by Mr. Jenkins and his wife.

(g) The number of shares shown for Mr. Quinn includes 20,000 shares owned in trust by Mr. Quinn's wife. Mr. Quinn expressly disclaims beneficial ownership of these shares.

(h) The number of shares shown for Mr. Saucier includes 20 shares owned by Mr. Saucier's wife.

(i) The number of shares shown for Dr. Slaughter includes 137 shares owned by Dr. Slaughter's wife. Dr. Slaughter expressly disclaims beneficial ownership of these shares.

    The total share holdings reported above for all directors and executive officers as a group equal approximately 1.42% of the number of shares of Solutia common stock outstanding on December 31, 2003.

OWNERSHIP BY OTHERS

    The following table shows all persons or entities that Solutia knows were "beneficial owners" of more than five percent of Solutia common stock on December 31, 2003.

----------------------------------------------------------------------------------------------------
                                                          Amount and Nature of
                                                     Beneficial Ownership of Solutia    Percent of
      Name and Address of Beneficial Owner                    Common Stock                Class
----------------------------------------------------------------------------------------------------
 FMR Corp.                                                    10,641,280(a)             10.181%(a)
 82 Devonshire Street
 Boston, Massachusetts 02109
----------------------------------------------------------------------------------------------------

(a) This information is based on a Schedule 13G that FMR Corp. filed with the SEC on behalf of itself, its subsidiary Fidelity Management & Research Company, and certain FMR shareholders. Fidelity Management & Research Company, an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 10,641,280 shares (10.181% of Solutia's common stock) as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. One of these investment companies, Fidelity Low Priced Stock Fund, is the beneficial owner of 10,452,080 of these shares (10% of Solutia's common stock). FMR Corp. and Fidelity Management & Research Company have no sole or shared power to vote or direct the voting of these shares. They do have sole power to dispose of, or direct the disposition of, the shares.

EQUITY COMPENSATION PLAN INFORMATION

    The following table summarizes information about Solutia's equity compensation plans as of December 31, 2003.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Number of Securities
                                       Number of Securities to be       Weighted-Average           Remaining Available for
                                          Issued upon Exercise           Exercise Price            Future Issuance under
                                         of Outstanding Options      of Outstanding Options,      Equity Compensation Plans
                                          Warrants, and Rights        Warrants, and Rights          (Excluding Securities
              Plan Category                       (a)                         (b)                  Reflected in Column (a))
----------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans approved
   by security holders                         23,338,902                    15.31                       1,568,621(1)
----------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans not                    279,821(3)                 14.63(4)                       25,174(5)
   approved by security holders(2)
----------------------------------------------------------------------------------------------------------------------------
     Total                                     23,618,723                    15.31                       1,593,795
----------------------------------------------------------------------------------------------------------------------------

(1)     In addition to options and stock appreciation rights, both the Solutia Inc. 2000 Stock-Based Incentive Plan
        (2000 Plan) and the Solutia Inc. 1997 Stock-Based Incentive Plan (1997 Plan) provide for awards of restricted and unrestricted stock. Of the shares remaining available for future issuance under the 2000 plan, up to
        162,000 shares may be used for awards of restricted stock. The 2000 plan does not limit the number of shares that may be used for awards of unrestricted stock, but unrestricted shares may be awarded only in lieu of cash payments under other incentive plans of Solutia and its subsidiaries. Because of forfeitures,
        368,937 shares are available for issuance under the 1997 plan. These may be used for awards of restricted or unrestricted stock or for stock options. Because of Solutia's Chapter 11 filing, it is unlikely that these available shares will ever be used.

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

        Deferred Stock: Until May 2003, half of a director's annual retainer was mandatorily credited under this plan to the director's deferred stock account on a quarterly basis, with the deferred stock units to be paid out in shares of Solutia common stock following termination of the director's service on the Company's board. The number of shares credited each quarter was determined by dividing the dollar amount of 1/8 of the retainer by the value of a share of Solutia common stock on the first trading day in the plan quarter. Each director was able to elect to receive the other half of the annual retainer in cash or to defer all or a part into the deferred stock account, an interest-bearing cash account, or both, with any deferred stock units to be paid in shares of Solutia common stock. In April 2003, the Board of Directors adopted the Solutia Inc. 2003
        Non-Employee Director Compensation Plan, which provides for deferred stock units to be paid in cash, and beginning in May 2003 deferred stock units payable in cash were credited under that plan, and deferred stock units payable in stock ceased to be granted under this plan.

(3)     This number includes options to purchase 161,337 shares of Solutia common stock and 118,484 deferred stock units to be paid out in shares of Solutia common stock.

(4)     This weighted average exercise price of outstanding options excludes deferred stock units, which do not have an exercise price.

(5)     No further grants of deferred stock units will be made under the Solutia Inc. Non-Employee Director
        Compensation Plan. In addition, because of the Company's Chapter 11 filing, it is unlikely that these available shares will be used for stock options either.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    There are no reportable relationships or transactions between Solutia and its subsidiaries and any director or executive officer of Solutia, or to Solutia's knowledge, holder of 5% of Solutia's common stock. However, Messrs. Hunter, Clausen and Saucier are unsecured creditors of Solutia by virtue of their participation in Solutia's 401(k) excess benefit plan and non-qualified defined benefit pension plan. Amounts owed to them under these plans at the time that Solutia filed for Chapter 11 are as follows:

----------------------------------------------------------------------------------------------------------
          Named Executive Officer               401(k) Excess Benefit Plan    Non-Qualified Pension Plan
----------------------------------------------------------------------------------------------------------
 J. C. Hunter III                                        $587,003                     $1,807,455
----------------------------------------------------------------------------------------------------------
 R. A. Clausen                                            619,967                        995,863
----------------------------------------------------------------------------------------------------------
 J. N. Quinn                                                  -0-                         23,273(1)
----------------------------------------------------------------------------------------------------------
 J. F. Saucier                                              1,040                         43,554
----------------------------------------------------------------------------------------------------------

(1)     This amount has not vested.

    It is anticipated that none of these amounts will be paid to the individuals listed as a result of Solutia's Chapter 11 proceedings. In that case, each such individual will have an unsecured claim as a creditor in the Chapter 11 case for amounts shown.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

FEES PAID TO INDEPENDENT AUDITOR

    The Audit and Finance Committee of Solutia's Board of Directors appointed Deloitte & Touche LLP as principal independent auditors to examine the consolidated financial statements of Solutia and its subsidiaries. This appointment was ratified by Solutia's shareholders for 2003 and 2002. The following table displays the aggregate fees billed to Solutia for the fiscal years ended December 31, 2003 and 2002 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

--------------------------------------------------------------------------------
      Type of Fee                                     2003             2002
--------------------------------------------------------------------------------
 Audit Fees                                        $1,372,000       $1,269,000
--------------------------------------------------------------------------------
 Audit-Related Fees(1)                                494,000        1,365,000
--------------------------------------------------------------------------------
 Tax Fees(2)                                          498,000          967,000
--------------------------------------------------------------------------------
 All Other Fees(3)                                    679,000          552,000
--------------------------------------------------------------------------------

(1)     Audit-Related Fees include fees for audits of employee benefit plans; agreed-upon or expanded audit procedures related to accounting records required to respond to or comply with financial, accounting or regulatory reporting matters; consultations on the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the
        Securities and Exchange Commission, FASB or other regulatory or standard-setting bodies; and attest services not required by statute or regulation.

(2)     Tax Fees include fees for domestic tax planning and advice; domestic tax compliance; international tax planning and advice; international tax compliance; and review of federal, state, local and international income, franchise and other tax returns.

(3)     All Other Fees include fees for expatriate tax return preparation and various other international assignment services.

PRE-APPROVAL POLICIES AND PROCEDURES

    Consistent with the Sarbanes-Oxley Act of 2002 and the SEC's rules relating to auditor independence, the Audit and Finance Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by Solutia's independent auditor, Deloitte & Touche LLP. Under this policy, the committee or its designated member must pre-approve services before a specified service is begun. Each approval includes a specified range of fees for the approved service. If approval is by the designated member, the decision is reported to the committee at its next meeting. Requests for pre-approval are submitted to the committee or its designated member by both the independent auditor and either the chief executive officer, treasurer or controller, with a joint statement as to whether, in their view, the request is consistent with the Securities and Exchange Commission's rules on auditor independence.

    The Audit and Finance Committee pre-approved all services for which the fees shown above were paid.

                                PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this report:

      1. Financial Statements--See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 38 of this report.

      2. The following supplemental schedule for the years ended
         December 31, 2003, 2002 and 2001

          II--Valuation and Qualifying Accounts

        All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

      3. Exhibits--See the Exhibit Index beginning at page 106 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(a), 10(b), 10(d) through 10(q) on pages 107 and 108 of the Exhibit Index. The following exhibits listed in the Exhibit Index are filed with this report:

         10(q) Form of retention agreement between Solutia Inc. and other named executive officers

         10(y) Amendment No. 1 to Financing Agreement and Waiver dated as of March 1, 2004 by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia, Inc., as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent

         12     Computation of the Ratio of Earnings to Fixed Charges

         14     Solutia Inc. Code of Ethics for Senior Financial Officers

         21     Subsidiaries of the Registrant

         23(a)  Independent Auditors' Consent

         23(b)  Independent Auditors' Consent

         24(a)  Powers of Attorney

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

         31(a)  Certification of Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

         31(b)  Certification of Chief Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

         32(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K during the quarter ended December 31, 2003:

      On October 14, 2003, Solutia filed a Form 8-K with the SEC. Under
      Item 5, the Company furnished Solutia's press release announcing its new credit facility. Solutia also attached a press release discussing its third quarter results and financial outlook.

      On October, 22, 2003, Solutia filed a Form 8-K with the SEC. Under
      Item 5, the Company furnished Solutia's press release announcing that it had initiated discussions with its bondholders concerning a restructuring of the Company's debt and obligations.

      On October 24, 2003, Solutia furnished a Form 8-K to the SEC. Under Item 12, the Company furnished Solutia's press release reporting its financial results for the quarter ended September 30, 2003.

      On December 5, 2003, Solutia filed a Form 8-K with the SEC. Under
      Item 5, the Company filed Solutia's press release announcing that it had notified Monsanto Company and Pharmacia Corporation that Solutia would not be making a $3M payment to satisfy litigation settlements in two asbestos cases brought against Pharmacia.

      On December 17, 2003, Solutia filed a Form 8-K with the SEC. Under
      Item 3, the Company disclosed that Solutia and its U.S. subsidiaries had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under Item 5, the Company disclosed that it had reached agreement with the required percentage of holders of the Euronotes issued by SESA to allow it to file for relief under Chapter 11 of the U.S. Bankruptcy Code. Solutia also disclosed certain information that it had disclosed to the holders of the Euronotes and their advisers.

      On December 23, 2003, Solutia furnished a Form 8-K to the SEC. Under Item 9, the Company furnished certain financial information and projections that it had disclosed to the holders of the Euronotes and their advisers.

      On December 24, 2003, Solutia filed a Form 8-K with the SEC. Under
      Item 5, the Company disclosed Bankruptcy Court interim approval of Solutia's debtor-in-possession financing. In addition, under
      Item 9, the Company furnished additional projections that had been disclosed to the holders of the Euronotes and their advisers.

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

Dated: March 15, 2004

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

                  Signature                                        Title                             Date
                  ---------                                        -----                             ----

                      *                        Chairman, President,                             March 15, 2004
---------------------------------------------  Chief Executive Officer and Director
             John C. Hunter III                (Principal Executive Officer)

                      *                        Vice Chairman, Chief Financial Officer, Chief    March 15, 2004
---------------------------------------------  Administrative Officer and Director
              Robert A. Clausen                (Principal Financial Officer)

             /s/  J. M. SULLIVAN               Vice President and Controller (Principal         March 15, 2004
---------------------------------------------  Accounting Officer)
              James M. Sullivan

                      *                        Director                                         March 15, 2004
---------------------------------------------
              Paul H. Hatfield

                      *                        Director                                         March 15, 2004
---------------------------------------------
              Robert H. Jenkins

                      *                        Director                                         March 15, 2004
---------------------------------------------
           Philip R. Lochner, Jr.

                      *                        Director                                         March 15, 2004
---------------------------------------------
             Frank A. Metz, Jr.

                      *                        Director                                         March 15, 2004
---------------------------------------------
             J. Patrick Mulcahy

                      *                        Director                                         March 15, 2004
---------------------------------------------
              Sally G. Narodick

                      *                        Director                                         March 15, 2004
---------------------------------------------
              John B. Slaughter

* Jeffry N. Quinn, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

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

 3(b) By-Laws of Solutia Inc., as amended February 26, 2003 (incorporated by reference to Exhibit 3(b) of Solutia's Form 10-K for the year ended December 31, 2003)

 4(a) Rights Agreement (incorporated by reference to Exhibit 4 of Solutia's Registration Statement on Form 10 filed on
                 August 7, 1997)

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

 4(d) 7.375% Debentures due 2027 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.3 of Solutia's Form 10-Q for the quarter ended September 30,
                 1997)

 4(e) 7.375% Debentures due 2027 in the principal amount of $100,000,000 (incorporated by reference to Exhibit 4.4 of Solutia's Form 10-Q for the quarter ended September 30,
                 1997)

 4(f) 6.72% Debentures due 2037 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4.5 of Solutia's Form 10-Q for the quarter ended September 30,
                 1997)

 4(g) Terms and Conditions of Euronotes (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed on February 23,
                 2004)

 4(h) Form of Global Note for Euronotes (incorporated by reference to Exhibit 99.5 of Solutia's Form 8-K filed on February 23,
                 2004)

 4(i) Indenture dated as of July 9, 2002, between SOI Funding Corp. and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.2 of Solutia's Form S-4 (333-99699) filed September 17, 2002)

------------
* Confidential treatment has been granted for a portion of this exhibit.

Exhibit No.  Description
-----------  -----------
 4(j) First Supplemental Indenture, dated as of July 25, 2002, among Solutia Inc., SOI Funding Corp., the Subsidiary Guarantors and HSBC Bank USA, as Trustee (incorporated by reference to
             Exhibit 4.3 of Solutia's Form S-4 (333-99699) filed September 17,
             2002)

 4(k) Second Supplemental Indenture, dated as of October 24, 2002, among Solutia Inc., the subsidiary guarantors named therein and HSBC Bank USA (incorporated by reference to Exhibit 4 of Solutia's
             Form 10-Q for the quarter ended September 30, 2002)

 4(l) Third Supplemental Indenture, dated as of October 8, 2003, among Solutia Inc., the subsidiary guarantors named therein and HSBC Bank USA (incorporated by reference to Exhibit 4(c) of Solutia's Form 10-Q for the quarter ended September 30, 2003)

 4(m) Amended, Restated and Novated Junior Intercreditor Agreement, dated as of October 8, 2003, among Solutia Inc., Solutia Business Enterprises, Inc., each of the subsidiary guarantors named therein, Ableco Finance LLC and HSBC Bank USA (incorporated by reference to Exhibit 4(a) of Solutia's Form 10-Q for the quarter ended September 30, 2003)

 4(n) Amended, Restated and Novated Junior Security Agreement, dated as of October 8, 2003, among Solutia Inc., Solutia Business Enterprises, Inc., each of the subsidiary guarantors named therein, Ableco Finance LLC and HSBC Bank USA (incorporated by reference to Exhibit 4(b) of Solutia's Form 10-Q for the quarter ended September 30, 2003)

 4(o) Terms and Conditions of Euronotes (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed February 23, 2004)

 4(p) Form of Global Note (incorporated by reference to Exhibit 99.5 of Solutia's Form 8-K filed February 23, 2004)

 9           Omitted--Inapplicable

10(a) Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-K for the year ended December 31, 1997)

10(b) Employee Benefits Allocation Agreement (incorporated by reference to Exhibit 10(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

10(c) Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10(b) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

10(d) Solutia Inc. Management Incentive Replacement Plan as amended in 1999 (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended June 30, 1999)

10(e) Solutia Inc. 1997 Stock-Based Incentive Plan as amended in 1999 and 2000 (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended June 30, 2000)

10(f) Solutia Inc. 2000 Stock-Based Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(g) Solutia Inc. Non-Employee Director Compensation Plan, as amended in 1999, 2000, and 2001 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended June 30, 2001)

10(h) Solutia Inc. 2003 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(i) Form of Employment Agreement with certain Named Executive Officers (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended March 31, 1998)

10(j) Form of Employment Agreement with other executive officers (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended March 31, 1998)

10(k)        Change of Control Agreement between Solutia Inc. and Jeffry N.
             Quinn dated as of February 26, 2003 (incorporated by reference to
             Exhibit 10 of Solutia's Form 10-Q for the quarter ended March 31,
             2003)

Exhibit No.  Description
-----------  -----------

10(l) Solutia Inc. Annual Incentive Plan (incorporated by reference to Appendix B of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(m) Solutia Inc. Deferred Compensation Plan, as amended in 2002 (incorporated by reference to Exhibit 10(l) of Solutia's Form 10-K for the year ended December 31, 2002)

10(n) Solutia Inc. 2002-2006 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 14, 2002)

10(o) Retention Agreement with John C. Hunter III dated June 30, 2003 (incorporated by reference to Exhibit 10(c) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(p) Retention Agreement with Robert A. Clausen dated June 30, 2003 (incorporated by reference to Exhibit 10(d) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(q) Form of Retention Agreement between Solutia Inc. and other named Executive Officers

10(r) Protocol Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 10(b) of Solutia's Form 10-Q for the quarter ended June 30, 2002)

10(s) Protocol Agreement, dated as of November 15, 2002, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed November 18, 2002)

10(t) Amendment to Protocol Agreement, dated as of March 3, 2003, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10(t) of Solutia's Form 10-K for the year ended December 31, 2003)

10(u) Amendment to Protocol Agreement, dated August 4, 2003, by and among Pharmacia Corporation, Monsanto Company and Solutia Inc. (incorporated by reference to Exhibit 10(e) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(v) Financing Agreement, dated as of January 16, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors and debtors-in-possession, as Borrowers, certain subsidiaries of Solutia Inc. listed as a Guarantor, as debtors and debtors-in-possession, as Guarantors, the lenders from time to time party thereto, as Lenders, Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Documentation Agent (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed
             January 23, 2004)

10(w) Fiscal Agency Agreement, dated February 11, 2004, among Solutia Europe S.A./N.V., Kredietbank S.A. Luxembourgeoise, as fiscal agent and paying agent, and KBC Bank N.V., as principal paying agent (incorporated by reference to Exhibit 99.3 of Solutia's Form 8-K filed on February 23, 2004)

10(x) Collateral Agency Agreement, dated February 11, 2004, among KBC Bank N.V., as Collateral Agent, Solutia Europe S.A./N.V., and the Subsidiary Guarantors (incorporated by reference to Exhibit 99.4 of Solutia's Form 8-K filed on February 23, 2004)

10(y) Amendment No. 1 to Financing Agreement and Waiver dated as of March 1, 2004 by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc., as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent

11 Omitted--Inapplicable; see "Statement of Consolidated Operations" on page 42

12 Computation of the Ratio of Earnings to Fixed Charges (see page 110)

14           Solutia Inc. Code of Ethics for Senior Financial Officers

16           Omitted--Inapplicable

Exhibit No.  Description
-----------  -----------
18           Omitted--Inapplicable

21           Subsidiaries of the Registrant (see page 111)

22           Omitted--Inapplicable

23(a)        Independent Auditors' Consent (see page 112)

23(b)        Independent Auditors' Consent (see page 113)

24(a)        Powers of Attorney

24(b) Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney

31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                                                                   SCHEDULE II

                                                           SOLUTIA INC.

                                               VALUATION AND QUALIFYING ACCOUNTS
                                     FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                      (DOLLARS IN MILLIONS)

                         COLUMN A                               COLUMN B            COLUMN C            COLUMN D      COLUMN E
                         --------                               --------            --------            --------      --------
                                                                                   Additions
                                                                             ----------------------
                                                               Balance at    Charged to    Charged                   Balance at
                                                               beginning     costs and     to other                     end
                        Description                             of year       expenses     accounts    Deductions    of period
                        -----------                            ----------    ----------    --------    ----------    ----------
YEAR ENDED DECEMBER 31, 2003
    Valuation accounts for doubtful receivables............        $16           $ 5         $(7)          $--           $14
    Restructuring reserves.................................          4            56          --            42            18

YEAR ENDED DECEMBER 31, 2002
    Valuation accounts for doubtful receivables............        $20           $--         $(1)          $ 3           $16
    Restructuring reserves.................................          6            --          --             2             4

YEAR ENDED DECEMBER 31, 2001
    Valuation accounts for doubtful receivables............        $10           $11         $--           $ 1           $20
    Restructuring reserves.................................         56             9          --            59             6