Form 10-K/A
period 2003-12-31
SOLUTIA INC
filed 2004-03-18
CIK 1043382

========================================================================
------------------------------------------------------------------------

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K/A
                              AMENDMENT NO. 1
(MARK ONE)

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

------------------------------------------------------------------------
========================================================================

                             EXPLANATORY NOTE

    This Amendment No. 1 to Form 10-K for the year ended December 31, 2003 (this "Amendment"), originally filed with the Securities and Exchange Commission on March 15, 2004 (the "Original Filing"), is being filed solely to correct two typographical errors in the Original Filing. The first typographical error was contained in the Independent Auditors' Report issued by Deloitte & Touche LLP included in Item 8 of the Original Filing. In the Original Filing, a bracketed sentence was inadvertently included at the end of the third paragraph of the Independent Auditors' Report. To correct this typographical error, that bracketed sentence has been deleted from the Independent Auditors' Report contained in this Amendment. This Amendment does not in any other way amend or restate the Independent Auditors' Report issued by Deloitte & Touche LLP or our previously reported financial statements. The second typographical error was contained in the table setting forth the Company's executive officers as of March 12, 2004 included in Item 10 of the Original Filing. John Hunter's title was incorrectly reflected in that table of the Original Filing. Mr. Hunter's title is correctly reflected in the Amendment.

    For convenience, the entire Original Filing, with the corrections described above, is being filed in its entirety (excluding exhibits previously filed with the Original Filing) as Amendment No. 1. on Form 10-K/A. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed with this Amendment.

    Except as expressly stated herein, this Amendment does not update any of the disclosures contained in the Original Filing to reflect any events that occurred after the date of the Original Filing. The filing of this Amendment shall not be deemed an admission that the Original Filing when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

         CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

    Solutia makes statements in this Annual Report on Form 10-K/A that are considered forward-looking statements under the federal securities laws. The Company considers all statements regarding anticipated or future matters, including the following, to be forward-looking statements:

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in Item 8 of this Form 10-K/A.

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

    Euronote Modification
    ---------------------

    Prior to Solutia's Chapter 11 filing, Solutia reached an agreement with the requisite holders of the Euronotes, issued by SESA and guaranteed by Solutia Inc., to restructure the Euronotes which among other changes eliminated certain cross-default provisions. On January 30, 2004, SESA successfully completed the restructuring. The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection. See page 29 "Financial Condition and Liquidity" section in Item 7 below for additional information.

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

                           MANAGEMENT REPORT

    Management is responsible for the integrity, objectivity and preparation of Solutia Inc.'s consolidated financial statements and all of the related information appearing in this Annual Report on Form 10-K/A. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and reflect the effects of certain estimates that are based upon currently available information and management's judgments.

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
                                              =====             =====             ====              ===                ====

                                  ****

ITEM 9A. CONTROLS AND PROCEDURES

    As of the end of the period covered by this Annual Report on Form 10-K/A, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange
Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. There were no significant changes in the Company's internal control over financial reporting that occurred during the year-end ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

OFFICERS

    The following table shows information about Solutia's executive officers on March 12, 2004:

---------------------------------------------------------------------------------------------------------------------------------
                                                           Year First
                                                           Became an
                                                           Executive
                                    Present Position       Officer of
         Name and Age                 with Solutia          Solutia    Other Business Experience Since At Least January 1, 1999
---------------------------------------------------------------------------------------------------------------------------------
John C. Hunter III, 57        Chairman, President, Chief     1997      President, Chief Operating Officer and Director,
                              Executive Officer and                    Solutia 1997-1999
                              Director
---------------------------------------------------------------------------------------------------------------------------------
Robert A. Clausen, 59         Vice Chairman, Chief           1997      Senior Vice President, Chief Financial Officer and
                              Financial Officer, Chief                 Advisory Director, 1997-2003
                              Administrative Officer and
                              Director
---------------------------------------------------------------------------------------------------------------------------------
Jeffry N. Quinn, 45           Senior Vice President,         2003      Executive Vice President, Chief Administrative Officer and
                              General Counsel and Chief                General Counsel, Premcor Inc., 2000-2002; Senior Vice
                              Restructuring Officer                    President of Law and Human Resources, Secretary and
                                                                       General Counsel, Arch Coal, Inc., 1995-2000
---------------------------------------------------------------------------------------------------------------------------------
Luc De Temmerman, 49          Vice President and General     2003      Worldwide Commercial Director for Laminated Glazing
                              Manager, Performance                     Products and Services, Solutia, 2001-2002; Business
                              Products                                 Director, Saflex-Europe/Africa, Solutia, 2000-2001;
                                                                       Worldwide Director, Saflex Technology, Solutia, 1997-2000
---------------------------------------------------------------------------------------------------------------------------------
John F. Saucier, 50           Vice President and General     2001      Vice President, Strategic Planning, Mergers and
                              Manager, Integrated Nylon                Acquisitions, 1997-2001

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

    (a) Documents filed as part of this Form 10-K/A:

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

      3. Exhibits--See the Exhibit Index beginning at page 106 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(a), 10(b), 10(d) through 10(q) on pages 107 and 108 of the Exhibit Index. The following exhibits listed in the Exhibit Index are filed with this Form 10-K/A:

         23(a)  Independent Auditors' Consent

         23(b)  Independent Auditors' Consent

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

Dated: March 18, 2004

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

Exhibit No.  Description
-----------  -----------

10(l) Solutia Inc. Annual Incentive Plan (incorporated by reference to Appendix B of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(m) Solutia Inc. Deferred Compensation Plan, as amended in 2002 (incorporated by reference to Exhibit 10(l) of Solutia's Form 10-K for the year ended December 31, 2002)

10(n) Solutia Inc. 2002-2006 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 14, 2002)

10(o) Retention Agreement with John C. Hunter III dated June 30, 2003 (incorporated by reference to Exhibit 10(c) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(p) Retention Agreement with Robert A. Clausen dated June 30, 2003 (incorporated by reference to Exhibit 10(d) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(q) Form of Retention Agreement between Solutia Inc. and other named Executive Officers (incorporated by reference to Exhibit 10(q) of Solutia's Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

10(r) Protocol Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 10(b) of Solutia's Form 10-Q for the quarter ended June 30, 2002)

10(s) Protocol Agreement, dated as of November 15, 2002, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed November 18, 2002)

10(t) Amendment to Protocol Agreement, dated as of March 3, 2003, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10(t) of Solutia's Form 10-K for the year ended December 31, 2003)

10(u) Amendment to Protocol Agreement, dated August 4, 2003, by and among Pharmacia Corporation, Monsanto Company and Solutia Inc. (incorporated by reference to Exhibit 10(e) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(v) Financing Agreement, dated as of January 16, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors and debtors-in-possession, as Borrowers, certain subsidiaries of Solutia Inc. listed as a Guarantor, as debtors and debtors-in-possession, as Guarantors, the lenders from time to time party thereto, as Lenders, Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Documentation Agent (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed
             January 23, 2004)

10(w) Fiscal Agency Agreement, dated February 11, 2004, among Solutia Europe S.A./N.V., Kredietbank S.A. Luxembourgeoise, as fiscal agent and paying agent, and KBC Bank N.V., as principal paying agent (incorporated by reference to Exhibit 99.3 of Solutia's Form 8-K filed on February 23, 2004)

10(x) Collateral Agency Agreement, dated February 11, 2004, among KBC Bank N.V., as Collateral Agent, Solutia Europe S.A./N.V., and the Subsidiary Guarantors (incorporated by reference to Exhibit 99.4 of Solutia's Form 8-K filed on February 23, 2004)

10(y) Amendment No. 1 to Financing Agreement and Waiver dated as of March 1, 2004 by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc., as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent (incorporated by reference to Exhibit 10(y) of Solutia's Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

11 Omitted--Inapplicable; see "Statement of Consolidated Operations" on page 42

12 Computation of the Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 of Solutia's Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

14 Solutia Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of Solutia's Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

16           Omitted--Inapplicable

Exhibit No.  Description
-----------  -----------
18           Omitted--Inapplicable

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of Solutia's Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

22           Omitted--Inapplicable

23(a)        Independent Auditors' Consent (see page 112)

23(b)        Independent Auditors' Consent (see page 113)

24(a) Powers of Attorney (incorporated by reference to Exhibit 24(a) of Solutia's Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

24(b) Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney (incorporated by reference to Exhibit 24(b) of Solutia's 10-K for the year ended December 31, 2003, filed March 15, 2004)

31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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