Form 10-Q
period 2004-03-31
SOLUTIA INC
filed 2004-04-30
CIK 1043382

--------------------------------------------------------------------
--------------------------------------------------------------------

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

                             FORM 10-Q

(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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
ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                    OUTSTANDING AT
               CLASS                                MARCH 31, 2004
               -----                                --------------

   COMMON STOCK, $0.01 PAR VALUE                  104,561,918 SHARES
   -----------------------------                  ------------------


--------------------------------------------------------------------
--------------------------------------------------------------------

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      SOLUTIA INC.
                                 (DEBTOR-IN-POSSESSION)

                          STATEMENT OF CONSOLIDATED OPERATIONS
               (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                   2004           2003
                                                                  ------         ------
NET SALES...................................................      $  643         $  611
Cost of goods sold..........................................         572            542
                                                                  ------         ------
GROSS PROFIT................................................          71             69
Marketing expenses..........................................          34             39
Administrative expenses.....................................          25             30
Technological expenses......................................          10             12
Amortization expense........................................         --               1
                                                                  ------         ------
OPERATING INCOME (LOSS).....................................           2            (13)
Equity loss from affiliates.................................          (9)            (5)
Interest expense (excluding unrecorded contractual interest
  expense of $8 in 2004)....................................         (49)           (23)
Loss on debt modification...................................         (15)           --
Reorganization items, net...................................         (25)           --
Other income, net...........................................         --               7
                                                                  ------         ------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)....................         (96)           (34)
Income tax expense (benefit)................................           4            (17)
                                                                  ------         ------
LOSS FROM CONTINUING OPERATIONS.............................        (100)           (17)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX...............         --              (2)
                                                                  ------         ------
NET LOSS....................................................      $ (100)        $  (19)
                                                                  ======         ======

BASIC AND DILUTED LOSS PER SHARE:
Loss from Continuing Operations.............................      $(0.96)        $(0.16)
Net Loss....................................................      $(0.96)        $(0.18)
                                                                  ======         ======

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING.......       104.6          104.7
                                                                  ======         ======


See accompanying Notes to Consolidated Financial Statements.

                                      SOLUTIA INC.
                                 (DEBTOR-IN-POSSESSION)

                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                 (DOLLARS IN MILLIONS)


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                  2004          2003
                                                                  -----         ----
NET LOSS....................................................      $(100)        $(19)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments............................         (2)          37
                                                                  -----         ----
COMPREHENSIVE INCOME (LOSS).................................      $(102)        $ 18
                                                                  =====         ====


See accompanying Notes to Consolidated Financial Statements.


                                         SOLUTIA INC.
                                    (DEBTOR-IN-POSSESSION)

                         STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                  MARCH 31,       DECEMBER 31,
                                                                    2004              2003
                                                                  ---------       ------------
                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................       $   124          $   159
Trade receivables, net of allowances of $15 in 2004 and $14
  in 2003...................................................           321              281
Miscellaneous receivables...................................            91               84
Inventories.................................................           254              240
Prepaid expenses and other assets...........................            35               40
                                                                   -------          -------
TOTAL CURRENT ASSETS........................................           825              804

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $2,614 in 2004 and $2,597 in 2003.........           889              909
INVESTMENTS IN AFFILIATES...................................           197              206
GOODWILL....................................................            97               97
IDENTIFIED INTANGIBLE ASSETS, net...........................            42               43
OTHER ASSETS................................................           282              387
                                                                   -------          -------
TOTAL ASSETS................................................       $ 2,332          $ 2,446
                                                                   =======          =======
           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable............................................       $   157          $    78
Accrued liabilities.........................................           277              304
Short-term debt.............................................           --               361
                                                                   -------          -------
TOTAL CURRENT LIABILITIES...................................           434              743
LONG-TERM DEBT..............................................           601              294
OTHER LIABILITIES...........................................           296              313
                                                                   -------          -------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.................         1,331            1,350

LIABILITIES SUBJECT TO COMPROMISE...........................         2,228            2,221

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value
  $0.01)
  Issued: 118,400,635 shares in 2004 and 2003...............             1                1
  Additional contributed capital............................            56               56
  Treasury stock, at cost (13,838,717 shares in 2004 and
    2003)...................................................          (251)            (251)
Net deficiency of assets at spin-off........................          (113)            (113)
Accumulated other comprehensive loss........................           (74)             (72)
Accumulated deficit.........................................          (846)            (746)
                                                                   -------          -------
TOTAL SHAREHOLDERS' DEFICIT.................................        (1,227)          (1,125)
                                                                   -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................       $ 2,332          $ 2,446
                                                                   =======          =======


See accompanying Notes to Consolidated Financial Statements.

                                      SOLUTIA INC.
                                 (DEBTOR-IN-POSSESSION)

                          STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (DOLLARS IN MILLIONS)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                  2004          2003
                                                                  -----         -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net loss....................................................      $(100)        $ (19)
Adjustments to reconcile to Cash From Operations:
    Depreciation and amortization...........................         32            34
    Loss from discontinued operations, net of tax...........        --              2
    Amortization of deferred credits........................         (9)           (3)
    Restructuring expenses and other charges................         56            13
    Reorganization items, net...............................         25           --
    Other, net..............................................          2             4
    Changes in assets and liabilities:
        Income and deferred taxes...........................          2           (16)
        Trade receivables...................................        (40)          (41)
        Inventories.........................................        (14)           (8)
        Accounts payable....................................         79             7
        Liabilities subject to compromise...................          7           --
        Other assets and liabilities........................        (51)           (8)
                                                                  -----         -----
CASH USED IN OPERATIONS--CONTINUING OPERATIONS..............        (11)          (35)
CASH USED IN OPERATIONS--DISCONTINUED OPERATIONS............        --            (11)
                                                                  -----         -----
CASH USED IN OPERATIONS.....................................        (11)          (46)
                                                                  -----         -----
INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (11)          (40)
Other investing activities..................................         (1)          --
                                                                  -----         -----
CASH USED IN INVESTING ACTIVITIES--CONTINUING OPERATIONS....        (12)          (40)
CASH PROVIDED BY INVESTING ACTIVITIES--DISCONTINUED
  OPERATIONS................................................        --            482
                                                                  -----         -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.............        (12)          442
                                                                  -----         -----
FINANCING ACTIVITIES:
Net change in short-term debt obligations...................       (361)         (352)
Proceeds from long-term debt obligations....................        300           --
Net change in cash collateralized letters of credit.........         61           (39)
Deferred debt issuance costs................................        (12)          --
                                                                  -----         -----
CASH USED IN FINANCING ACTIVITIES--CONTINUING OPERATIONS....        (12)         (391)
CASH USED IN FINANCING ACTIVITIES--DISCONTINUED
  OPERATIONS................................................        --             (5)
                                                                  -----         -----
CASH USED IN FINANCING ACTIVITIES...........................        (12)         (396)
                                                                  -----         -----
DECREASE IN CASH AND CASH EQUIVALENTS.......................        (35)          --

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................        159            17
                                                                  -----         -----
END OF PERIOD...............................................      $ 124         $  17
                                                                  =====         =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for reorganization items (included in other
 assets and liabilities above)..............................      $  (4)        $ --
                                                                  =====         =====

See accompanying Notes to Consolidated Financial Statements.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDINGS

Nature of Operations

    Solutia Inc. and its subsidiaries (referred to herein as "Solutia" or the "Company") make and sell a variety of high-performance chemical-based materials. Solutia is a world leader in performance films for laminated safety glass and after-market applications; process development and scale-up services for pharmaceutical fine chemicals; specialties such as water treatment chemicals, heat transfer fluids and aviation hydraulic fluid; and an integrated family of nylon products including high-performance polymers and fibers.

    Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation, a wholly-owned subsidiary of Pfizer, Inc.). On September 1, 1997, Pharmacia distributed all of the outstanding shares of common stock of the Company as a dividend to Pharmacia stockholders (the "spin-off"). As a result of the spin-off, on September 1, 1997, Solutia became an independent publicly-held company listed on the New York Stock Exchange and its operations ceased to be owned by Pharmacia. A net deficiency of assets of $113 resulted from the spin-off.

Bankruptcy Proceedings

    On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing. Information concerning status of the ongoing bankruptcy proceedings may be obtained from Solutia's website at www.solutia.com and at www.nysb.uscourts.gov, the official website for the bankruptcy court.

    The filing was made to restructure the Company's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs to allow the Company to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of legacy liabilities. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs have been an obstacle to Solutia's financial stability and success. While Solutia believes it will be able to achieve these objectives through the bankruptcy process, there can be no certainty that it will be successful in doing so.

    Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the filing, all orders sufficient to enable Solutia to conduct normal business activities, including the approval of the Company's DIP financing, have been entered by the bankruptcy court. While Solutia is subject to Chapter 11, all transactions outside the ordinary course of business will require the prior approval of the bankruptcy court.

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

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Basis of Presentation
---------------------

    These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in Solutia's 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 15, 2004, and Amendment No. 1 to Form 10-K included in
Solutia's Form 10-K/A, filed with the SEC on March 18, 2004
(collectively referred to hereafter as "10-K/A").

    The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. Continuation of the Company as a going concern is contingent upon, among other things, Solutia's ability (i) to comply with the terms and conditions of its DIP financing; (ii) to obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company's future obligations. These matters create uncertainty about the Company's ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

    The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications of prior year's financial information have been made to conform to the 2004 presentation.

Condensed Consolidating Financial Statements
--------------------------------------------

    Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                               CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2004

                                              SOLUTIA AND                                                   SOLUTIA AND
                                            SUBSIDIARIES IN      SUBSIDIARIES NOT IN                        SUBSIDIARIES
                                            REORGANIZATION         REORGANIZATION         ELIMINATIONS      CONSOLIDATED
                                            ---------------      -------------------      ------------      ------------
ASSETS
Current assets........................          $   595                 $329                 $ (99)           $   825
Property, plant and equipment, net....              753                  136                   --                 889
Investment in subsidiaries and
  affiliates..........................              327                  238                  (368)               197
Intangible assets, net................              102                   37                   --                 139
Other assets..........................              230                   52                   --                 282
                                                -------                 ----                 -----            -------
    TOTAL ASSETS......................          $ 2,007                 $792                 $(467)           $ 2,332
                                                =======                 ====                 =====            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
Current liabilities...................          $   421                 $349                 $(336)           $   434
Long-term debt........................              343                  258                   --                 601
Other liabilities.....................              242                   54                   --                 296
                                                -------                 ----                 -----            -------
Total liabilities not subject to
  compromise..........................            1,006                  661                  (336)             1,331

Liabilities subject to compromise.....            2,228                  --                    --               2,228

TOTAL SHAREHOLDERS' EQUITY
  (DEFICIT)...........................           (1,227)                 131                  (131)            (1,227)
                                                -------                 ----                 -----            -------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)....................          $ 2,007                 $792                 $(467)           $ 2,332
                                                =======                 ====                 =====            =======

                             CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2003

                                              SOLUTIA AND                                                   SOLUTIA AND
                                            SUBSIDIARIES IN      SUBSIDIARIES NOT IN                        SUBSIDIARIES
                                            REORGANIZATION         REORGANIZATION         ELIMINATIONS      CONSOLIDATED
                                            ---------------      -------------------      ------------      ------------
ASSETS
Current assets........................          $   557                 $323                 $ (76)           $   804
Property, plant and equipment, net....              771                  138                   --                 909
Investment in subsidiaries and
  affiliates..........................              344                  236                  (374)               206
Intangible assets, net................              102                   38                   --                 140
Other assets..........................              340                   47                   --                 387
                                                -------                 ----                 -----            -------
    TOTAL ASSETS......................          $ 2,114                 $782                 $(450)           $ 2,446
                                                =======                 ====                 =====            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
Current liabilities...................          $   716                 $341                 $(314)           $   743
Long-term debt........................               43                  251                   --                 294
Other liabilities.....................              259                   54                   --                 313
                                                -------                 ----                 -----            -------
Total liabilities not subject to
  compromise..........................            1,018                  646                  (314)             1,350

Liabilities subject to compromise.....            2,221                  --                    --               2,221

TOTAL SHAREHOLDERS' EQUITY
  (DEFICIT)...........................           (1,125)                 136                  (136)            (1,125)
                                                -------                 ----                 -----            -------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)....................          $ 2,114                 $782                 $(450)           $ 2,446
                                                =======                 ====                 =====            =======

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                              SOLUTIA AND                                                   SOLUTIA AND
                                            SUBSIDIARIES IN      SUBSIDIARIES NOT IN                        SUBSIDIARIES
                                            REORGANIZATION         REORGANIZATION         ELIMINATIONS      CONSOLIDATED
                                            ---------------      -------------------      ------------      ------------
Net sales.............................           $ 523                  $209                  $(89)            $ 643
Cost of goods sold....................             492                   176                   (96)              572
                                                 -----                  ----                  ----             -----
Gross profit..........................              31                    33                     7                71

Marketing, administrative and
  technological expenses..............              54                    15                   --                 69
                                                 -----                  ----                  ----             -----
Operating income (loss)...............             (23)                   18                     7                 2

Equity earnings (loss) from
  affiliates..........................             (17)                    2                     6                (9)
Interest expense......................             (42)                   (7)                  --                (49)
Loss on debt modification.............             --                    (15)                  --                (15)
Reorganization items, net.............             (25)                  --                    --                (25)
Other income (expense), net...........               7                    (2)                   (5)              --
                                                 -----                  ----                  ----             -----
Loss before income tax expense........            (100)                   (4)                    8               (96)

Income tax expense....................             --                      4                   --                  4
                                                 -----                  ----                  ----             -----
NET LOSS..............................           $(100)                 $ (8)                 $  8             $(100)
                                                 =====                  ====                  ====             =====

               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                              SOLUTIA AND                                                   SOLUTIA AND
                                            SUBSIDIARIES IN      SUBSIDIARIES NOT IN                        SUBSIDIARIES
                                            REORGANIZATION         REORGANIZATION         ELIMINATIONS      CONSOLIDATED
                                            ---------------      -------------------      ------------      ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES................           $(24)                   $13                  $--               $(11)
NET CASH USED IN INVESTING
  ACTIVITIES..........................             (7)                    (5)                  --                (12)
NET CASH PROVIDED BY FINANCING
  ACTIVITIES..........................            (18)                     6                   --                (12)
                                                 ----                    ---                  ----              ----
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS....................            (49)                    14                   --                (35)

CASH AND CASH EQUIVALENTS:
    BEGINNING OF YEAR.................            125                     34                   --                159
                                                 ----                    ---                  ----              ----
    END OF YEAR.......................           $ 76                    $48                  $--               $124
                                                 ====                    ===                  ====              ====

2. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

    Under Chapter 11 of the U.S. Bankruptcy Code certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These estimated claims are reflected in the Statement of Consolidated Financial Position as Liabilities Subject to Compromise as of March 31, 2004 and December 31, 2003 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

    Solutia has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs);
(vi) certain pre-petition workers' compensation claims, premiums and related expenses; (vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties;
(ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. As applicable, these pre-petition items have been excluded from Liabilities Subject to Compromise as of March 31, 2004 and December 31, 2003.

    The amounts subject to compromise consisted of the following items:

                                                                  MARCH 31,         DECEMBER 31,
                                                                    2004                2003
                                                                  ---------         ------------
Postretirement benefits (a).................................       $1,159              $1,153
Litigation reserves (b).....................................          146                 146
Accounts payable (c)........................................          122                 122
Environmental reserves (d)..................................           85                  85
Other miscellaneous liabilities.............................           91                  90

6.72% debentures puttable 2004, due 2037 (e)................          150                 150
7.375% debentures due 2027 (e)..............................          300                 300
11.25% notes due 2009 (f)...................................          223                 223
                                                                   ------              ------
                                                                      673                 673
Unamortized debt discount and debt issuance costs...........          (48)                (48)
                                                                   ------              ------
    TOTAL DEBT SUBJECT TO COMPROMISE........................          625                 625
                                                                   ------              ------
TOTAL LIABILITIES SUBJECT TO COMPROMISE.....................       $2,228              $2,221
                                                                   ======              ======

(a)     Postretirement benefits include Solutia's domestic (i) qualified pension plan of $433 and $420 as of
        March 31, 2004 and December 31, 2003, respectively; (ii) unqualified pension plan of $23 as of both
        March 31, 2004 and December 31, 2003; and (iii) other postretirement benefits of $703 and $710 as of
        March 31, 2004 and December 31, 2003, respectively. Pursuant to bankruptcy court order, Solutia made
        $20 in payments with respect to postretirement obligations in the first quarter 2004.
(b)     An automatic stay has been imposed against the commencement or continuation of legal proceedings against the
        Company outside of the bankruptcy court process. Consequently, the Company's accrued liability for self-
        insurance has been classified entirely as subject to compromise as of March 31, 2004 and December 31, 2003.
(c)     Pursuant to bankruptcy court order, Solutia made approximately $15 in payments in the first quarter 2004 and reclassified approximately $15 into accounts payable subject to compromise from balances previously accrued in liability accounts not subject to compromise.
(d)     Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to current operating sites, as of March 31, 2004 and December 31,
        2003. Solutia made payments of less than $1 in the first quarter 2004 with respect to these environmental obligations subject to compromise. See Note 10 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.
(e)     While operating during the Chapter 11 proceedings, Solutia has ceased recording interest on its 6.72%
        debentures puttable 2004, due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the first quarter 2004 was approximately $8.
(f)     Pursuant to bankruptcy court order, Solutia is required to continue payments of the contractual interest for the 11.25 percent notes due 2009 through January 2005. The amount of contractual interest paid with respect to these notes was approximately $13 in the first quarter 2004 and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of both March 31, 2004 and
        December 31, 2003.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Reorganization Items, net

    Reorganization items, net are presented separately in the Statement of Consolidated Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S.
Bankruptcy Code.


    Reorganization items, net consisted of the following items for the quarter ended March 31, 2004:

Professional fees (a).......................................       $13
Contract termination costs (b)..............................         9
Employee retention plan provision (c).......................         3
                                                                   ---
TOTAL REORGANIZATION ITEMS, NET.............................       $25
                                                                   ===

(a)     Professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings.
(b)     Costs associated with a contract termination with a third-party vendor resulting from the ongoing reorganization-related evaluation of the financial viability of the Company's existing contracts.
(c)     Expense provision related to a retention plan Solutia intends to provide to certain employees, which remains subject to approval of the bankruptcy court.

3. DISCONTINUED OPERATIONS

    On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003, the sale was completed resulting in a pre-tax gain of $24. In addition, the operating results of the resins, additives and adhesives businesses were reported separately as discontinued operations in the Statement of Consolidated Operations. Interest expense of $24 in the first quarter 2003 associated with debt that was repaid with the sales proceeds was allocated to discontinued operations.

    Net sales and loss from discontinued operations for the quarter ended March 31, 2003 are as follows:

Net sales...................................................       $53

Income before income tax expense............................         7
Income tax expense..........................................         9
                                                                   ---
Loss from discontinued operations...........................       $(2)
                                                                   ===

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

4. STOCK OPTION PLANS

    Effective January 1, 2003, Solutia adopted Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which allowed Solutia to continue following the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in the Statement of Consolidated Operations, as all options granted under the plans had an exercise price equal to the market value of the Company's stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards as follows:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                             2004           2003
                                                            ------         ------
NET LOSS:
    As reported.......................................      $ (100)        $  (19)
    Deduct: Total stock-based employee compensation
      expense determined using the Black-Scholes
      option-pricing model for all awards, net of
      tax.............................................          (1)            (2)
                                                            ------         ------
    Pro forma.........................................      $ (101)        $  (21)
                                                            ======         ======
LOSS PER SHARE:
Basic and diluted--as reported........................      $(0.96)        $(0.18)
Basic and diluted--pro forma..........................      $(0.97)        $(0.20)

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

    There were no material acquisitions of intangible assets and there have been no changes to amortizable lives or amortization methods in the first quarter 2004. Annual amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $2 in both 2004 and 2005, $1 in 2006, and less than $1 in both 2007 and 2008. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. However, impairment analyses are performed more frequently if changes in circumstances indicate the carrying value may not be recoverable during the intervening period between annual impairment tests.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Goodwill and trademarks are allocated to the Performance
Products and Services segment which includes the CPFilms and Pharmaceutical Services reporting units. Trademarks are included within identified intangible assets, net in the Statement of Consolidated Financial Position. The allocation of these items is as follows:

                                                                                TOTAL
                                                                             PERFORMANCE
                                                        PHARMACEUTICAL         PRODUCTS
                                          CPFILMS          SERVICES          AND SERVICES
                                          -------       --------------       ------------
Goodwill, December 31, 2003.........        $74              $23                 $97
Translation.........................          1               (1)                --
                                            ---              ---                 ---
GOODWILL, MARCH 31, 2004............        $75              $22                 $97
                                            ===              ===                 ===

Trademarks, December 31, 2003.......        $26              $ 1                 $27
Translation.........................        --               --                  --
                                            ---              ---                 ---
TRADEMARKS, MARCH 31, 2004..........        $26              $ 1                 $27
                                            ===              ===                 ===

    Amortized identified intangible assets generally include contract-based intangible assets and are summarized in aggregate as follows:

                                                GROSS                              NET
                                               CARRYING       ACCUMULATED        CARRYING
                                                VALUE         AMORTIZATION        VALUE
                                               --------       ------------       --------
Amortized Intangible Assets, December 31,
  2003...................................        $33              $(17)            $16
Translation..............................         (1)              --               (1)
Amortization.............................        --                --              --
                                                 ---              ----             ---
AMORTIZED INTANGIBLE ASSETS, MARCH 31,
  2004...................................        $32              $(17)            $15
                                                 ===              ====             ===

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                        MARCH 31,       DECEMBER 31,
                                                          2004              2003
                                                        ---------       ------------
INVENTORIES
Finished goods....................................        $198              $192
Goods in process..................................         109                92
Raw materials and supplies........................          87                83
                                                          ----              ----
Inventories, at FIFO cost.........................         394               367
Excess of FIFO over LIFO cost.....................        (140)             (127)
                                                          ----              ----
TOTAL INVENTORIES.................................        $254              $240
                                                          ====              ====

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Inventories at FIFO approximate current cost.

                                                        MARCH 31,       DECEMBER 31,
                                                          2004              2003
                                                        ---------       ------------
OTHER ASSETS
Intangible pension asset..........................        $ 81              $ 81
Computer software.................................          45                48
Cash underlying collateralized letters of
  credit (a)......................................          44               132
Other.............................................         112               126
                                                          ----              ----
TOTAL OTHER ASSETS................................        $282              $387
                                                          ====              ====

(a)     In the first quarter 2004, Solutia settled a $27 pre-petition letter of credit paid by the intermediary financial institution to the letter of credit counterparty. This letter of credit was collateralized by cash that Solutia had disbursed prior to the bankruptcy filing, and accordingly, has been presented as a non-cash transaction with respect to the Statement of Consolidated Cash Flows in the first quarter 2004.


                                                        MARCH 31,       DECEMBER 31,
                                                          2004              2003
                                                        ---------       ------------
ACCRUED LIABILITIES
Astaris keepwell guarantee........................        $ 51              $ 51
Wages and benefits................................          33                24
Accrued rebates and sales returns/allowances......          27                32
Other.............................................         166               197
                                                          ----              ----
TOTAL ACCRUED LIABILITIES.........................        $277              $304
                                                          ====              ====

7. RESTRUCTURING RESERVES

    During the first quarter 2004, Solutia recorded restructuring charges of $5 to cost of goods sold including $2 related to non-cancelable operating leases; $1 of severance and retraining costs associated with workforce reduction initiatives; and $2 of other various restructuring charges. These restructuring charges resulted from Solutia's continued strategic evaluation of its businesses and were recorded in the Performance Products and Services segment.

    Solutia reduced its workforce by approximately 10 positions in the first quarter 2004 related to workforce reduction initiatives. In addition, Solutia expects to incur approximately $3 in remaining severance and retraining costs related to these workforce reduction initiatives. However, Solutia cannot forecast the level of future restructuring charges beyond this specifically identified $3 of workforce reduction charges due to the inherent uncertainty involved in operating as a debtor-in-possession under Chapter 11 bankruptcy protection.

    A summary of restructuring activity during the first quarter
2004 is presented as follows:

                                                     FUTURE LEASE       EMPLOYMENT
                                                       PAYMENTS         REDUCTIONS       OTHER COSTS       TOTAL
                                                     ------------       ----------       -----------       -----
Balance at December 31, 2003...................          $14               $--               $ 3            $17
     Charges taken.............................            2                  1                2              5
     Amounts utilized..........................          --                 --                (2)            (2)
                                                         ---               ----              ---            ---
BALANCE AT MARCH 31, 2004......................          $16               $  1              $ 3            $20
                                                         ===               ====              ===            ===

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

8. INCOME TAXES

    The income tax expense of $4 in the first quarter 2004 is primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing the Company did not record any U.S. income tax benefit for losses incurred from its domestic operations (including temporary differences) during the first quarter 2004. Consequently, the increases in federal and state deferred tax assets as a result of the increases in net operating losses generated during the first quarter 2004 were offset by corresponding increases in valuation allowances. See Note 13 of Solutia's 2003 Form 10-K/A for additional information concerning the Company's deferred tax assets and increases in valuation allowances due to Solutia's Chapter 11 filing.

9. DEBT OBLIGATIONS

    As of March 31, 2004, Solutia's debt obligations include borrowings from the DIP credit facility, notes and debentures. As a result of Solutia's Chapter 11 filing, the Company was in default on all its debt agreements as of March 31, 2004, with the exception of its DIP credit facility and Euro Notes ("Euronotes"), issued by Solutia Europe S.A./N.V. ("SESA"). While operating during the Chapter 11 proceedings, Solutia has ceased recording interest on its 6.72% debentures puttable 2004, due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the first quarter 2004 was approximately $8.

Final DIP Financing

    On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a final $525 DIP credit facility. This DIP facility consists of (i) a $50 multiple draw term loan component ("Term Loan A"); (ii) a $300 single draw term loan component ("Term Loan B"); and (iii) a $175 borrowing-based revolving credit component, which included a $150 letter of credit subfacility. Proceeds from the final DIP financing facility were used to retire the Company's existing pre-petition $350 credit facility, repay $75 provided by the interim DIP facility and provided approximately $100 of new liquidity for general operating purposes.

    The final DIP facility has a maturity date which is the earliest of (i) December 19, 2005; (ii) the earlier of the effective date and the date of the substantial consummation (as defined in Section 1101(2) of the U.S. Bankruptcy Code), in each case, of a plan of reorganization in the Chapter 11 cases confirmed by an order of the bankruptcy court; and (iii) such earlier date on which all loans under the final DIP facility shall become due and payable in accordance with the terms of the final DIP facility or other loan documents. Additionally, the final DIP facility is subject to various mandatory commitment reductions and prepayments in connection with asset sales, equity issuances, receipt of extraordinary proceeds and certain other events. In particular, the final DIP facility significantly limits Solutia's ability to use divestiture proceeds for any purpose other than the permanent reduction of the final DIP facility.

    Collateral
    ----------

    The bankruptcy court's final order granted all the perfected first priority and senior liens, originally granted to the $350 pre-petition facility and $75 interim DIP facility, to the lenders under the final DIP facility in conjunction with its post-petition senior secured status. In particular, the final DIP facility is secured by a lien on substantially all of the Company's domestic assets, including (i) accounts receivable and inventory;
(ii) certain intellectual property; (iii) pledges of stock of certain domestic subsidiaries; (iv) pledges of 65 percent of the outstanding stock of certain foreign subsidiaries; (v) liens on intercompany notes receivable held by parties to the loan; and (vi) liens on property, plant and equipment located at St. Louis, Missouri; Columbia, Tennessee; Foley, Alabama; Martinsville, Virginia; Springfield, Massachusetts; Trenton, Michigan; Alvin, Texas; Pensacola, Florida; Decatur, Alabama; and Greenwood, South Carolina.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Interest
    --------

    Borrowings under the revolving credit component bear interest at a rate per annum equal to (i) the prime rate or (ii) LIBOR plus
2.25 percent at the election of the borrower. Borrowings under the term loan bear interest at a rate per annum equal to the greater of
(i) the prime rate plus 4.0 percent or (ii) 8.0 percent.

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

Modification of Euronotes

    On January 30, 2004, the Company's subsidiary, SESA, restructured its 6.25% Euronotes, due in 2005. The Euronotes are issued by SESA and aggregate EUR 200 million in principal amount. The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection.

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

    The Company analyzed the modifications of the Euronotes in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 02-04, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and recorded a charge of approximately $15 during January 2004 to record the Euronotes as modified at their fair value on January 30, 2004.

10. CONTINGENCIES

Litigation

    Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spin-off from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 case. Solutia had accrued liabilities of $157 and $156 as of March 31, 2004 and December 31, 2003, respectively, for self-insurance liabilities, including the following litigation matters.

    Following is a summary of legal proceedings that management believes it is reasonably possible could result in an outcome that is material to the consolidated financial statements.

    Anniston Partial Consent Decree

    The U.S. District Court for the Northern District of Alabama approved the revised Partial Consent Decree on August 4, 2003 that had been lodged with the court in an action captioned United States of America v. Pharmacia Corporation (f/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if polychlorinated biphenyls ("PCBs") are at a level of 1 part per million ("ppm") or above, to conduct a Remedial

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Investigation and Feasibility Study to provide information for the selection by the U.S. Environmental Protection Agency ("EPA") of a cleanup remedy for the Anniston PCB site, and to pay the EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston. A dispute currently exists between the EPA and Solutia regarding the scope and application of the automatic stay arising as a result of Solutia's Chapter 11 filing to the remaining obligations under the Partial Consent Decree.

    On April 19, 2004, the United States District Court for the Northern District of Alabama issued a two sentence order finding that the Anniston Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and as a result the automatic stay provisions of the United States Bankruptcy Code were inapplicable to the Company's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and the Company stipulate that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. The Company believes that the District Court's April 19th order is in error and has asked the District Court to reconsider its order and to resolve the conflict between such order and the bankruptcy court's Stipulation and Agreed Order.

    Owens v. Monsanto

    Solutia's 2003 Form 10-K/A described several cases in Anniston, Alabama involving PCBs. Among these cases was Owens v. Monsanto ("Owens"), an action that had been settled in April, 2001. On October 27, 2003, a motion was filed in the U.S. District Court for the Northern District of Alabama contending that the Global Settlement Agreement in the Tolbert and Abernathy cases also requires the payment of additional funds to plaintiffs in Owens. On January 8, 2004, the District Court granted plaintiffs' motion, ruling that the Owens plaintiffs were entitled to receive a total of approximately $1 as a result of the Global Settlement Agreement. Plaintiffs' motion for reconsideration was denied on January 24, 2004, and plaintiffs have filed a timely appeal to the U.S. Court of Appeals for the Eleventh Circuit. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

    Payton v. Monsanto

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

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Other Anniston Cases

    Claims made by five plaintiffs in two cases pending in Circuit Court for Jefferson County, by seven plaintiffs in one case pending in Circuit Court for Calhoun County, Alabama and by one plaintiff in one case pending in U.S. District Court for the Northern District of Alabama have been resolved and are subject to the Global Settlement Agreement of the Abernathy and Tolbert cases. In addition, claims of property damages made by one plaintiff in one case pending in Circuit Court for Calhoun County have been settled for a nominal sum. Approximately ten cases remain pending in various Circuit Courts in the state of Alabama. Solutia is a named defendant in those ten proceedings. As a result, Solutia has filed a Suggestion of Bankruptcy in each case staying the litigation against it. Solutia believes that any direct claims against it relating to these actions constitute pre-petition unsecured claims that will be discharged as part of its Chapter 11 case. Solutia has also defended Pharmacia with respect to this litigation. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

    PENNDOT Case

    Solutia's 2003 Form 10-K/A described a case in the Commonwealth Court of Pennsylvania seeking damages allegedly resulting from PCBs found in the Transportation and Safety Building in Harrisburg, Pennsylvania, which was owned by the Commonwealth of Pennsylvania. On March 11, 2004, the trial court issued a supplemental opinion on the issue of juror misconduct, finding that the motion on behalf of Pharmacia for a declaration of mistrial for jury misconduct was properly denied. On April 12, 2004, Pharmacia filed its supplemental brief with the Supreme Court of Pennsylvania in connection with its post-trial motions seeking judgment notwithstanding the jury's verdict or a new trial. Oral argument before the Supreme Court of Pennsylvania is scheduled for May 11, 2004. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation but does, however, continue to provide a $20 letter of credit to secure a portion of Pharmacia's obligations with respect to the appeal bond.

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

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Flexsys Related Litigation

    Solutia's 2003 Form 10-K/A described an investigation by antitrust authorities in the United States, Europe and Canada of commercial practices in the rubber chemicals industry and a number of purported class actions filed against Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., and other producers of rubber chemicals. Among these were a number of state court actions by retail tire purchasers and federal actions alleging violations of federal securities laws.

    State court actions by retail tire purchasers. Ten state court actions by retail tire purchasers remain pending either on appeal or at the trial court level in preliminary motion phases. In addition, Flexsys and Solutia have received a demand on behalf of a purported consumer of various goods in Massachusetts containing or produced using rubber chemicals, that a good faith offer of restitution be made for damages sustained as a result of purported anti-competitive practices in the sale of rubber chemicals by major producers, including Flexsys. Such a demand is required under Massachusetts law before a class action can be filed in state court. Solutia's bankruptcy filing will stay any attempt to file a suit against it by this claimant.

    Federal court actions alleging violations of federal securities laws. On March 19, 2004, a consolidated complaint was filed in the U.S. District Court for the Northern District of California joining into a single complaint five purported shareholder class actions previously filed in that court against Solutia, its chief executive officer, its chief financial officer and its former chief executive officer alleging that from August 7, 1998 until October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys's results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during that period. The amended and consolidated complaint, which seeks damages and equitable relief, added two new defendants, Solutia's current controller and his predecessor. The consolidated action has been automatically stayed with respect to Solutia by virtue of Section 362(a) of the Bankruptcy Code but has not been stayed with respect to the individual defendants.

Environmental Liabilities

    Environmental compliance and remediation costs incurred by the Company fall into two broad categories: (i) obligations related to properties currently owned or operated by Solutia and
(ii) obligations related to properties that are not owned by Solutia, including non-owned properties adjacent to current operating sites. For the owned and operated sites, Solutia had an accrued liability of $78 and $81 as of March 31, 2004 and December 31, 2003, respectively, for solid and hazardous waste remediation, which represents the Company's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of the Company's operating locations. This liability is not classified as subject to compromise in the Statement of Consolidated Financial Position because, irrespective of the bankruptcy proceedings, the Company will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, the Company ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

    The Company had an accrued liability of $85 as of both March 31, 2004 and December 31, 2003 primarily for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Statement of Consolidated Financial Position as of both March 31, 2004 and December 31, 2003, as the Company currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. The EPA and/or Pharmacia are currently contesting this view (as more fully disclosed in the above Anniston Partial Consent Decree disclosure).

    In addition to the bankruptcy proceedings, Solutia's environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, method and extent of

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

remediation, existence of other potentially responsible parties and future changes in technology. Solutia believes that the known and unknown environmental matters, when ultimately resolved, which may be over an extended period of time, could have a material effect on the consolidated financial position, liquidity and profitability of the Company.

Astaris Keepwell Arrangement

    On October 8, 2003, Solutia and Astaris, a 50/50 joint venture with FMC Corporation, amended its external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris. The agreement was also amended to provide for a dollar-for-dollar reduction of the Astaris lenders' commitments with future payments made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment provides a $67 limitation for each of Solutia and FMC on future funding in the event the joint venture continues to fail to meet certain financial benchmarks. Solutia's $67 letter of credit will also reduce dollar-for-dollar as future payments are made by Solutia under its existing support agreement. Solutia did not make any payments in the first quarter 2004 or the comparable period in 2003 for investment payments to keep the Astaris joint venture in compliance with its financial covenants. The remaining commitment to Astaris was $51 as of both March 31, 2004 and December 31, 2003. This amount is recorded as a liability in the Statement of Consolidated Financial Position and is expected to be paid within the next twelve months.

    FMC and Solutia also agreed conceptually to allow Astaris to defer up to $30 each of obligations to FMC and Solutia arising under existing operating agreements over the next 24-36 months to provide liquidity assistance to Astaris as it implements its ongoing business restructuring. Astaris, FMC and Solutia are currently negotiating definitive agreements to allow for the deferral of these obligations, including repayment terms and conditions. The deferral amount outstanding from Astaris to Solutia was $7 and $2 as of March 31, 2004 and December 31, 2003, respectively.

UCB S.A. Dispute

    On December 2, 2002, Solutia signed a definitive stock and asset purchase agreement ("SAPA") to sell its resins, additives and adhesives businesses to UCB S.A. for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003, the sale was completed. During 2003 a number of disputes arose between the parties as to amounts due under various provisions of the SAPA which were unresolved as of Solutia's Chapter 11 filing date. Solutia had approximately $30 recorded for this liability as of both March 31, 2004 and December 31, 2003. As a result of Solutia's Chapter 11 filing, these liabilities have been classified as subject to compromise in the Statement of Consolidated Financial Position and will be addressed in conjunction with the ongoing bankruptcy proceedings.

Impact of Chapter 11 Proceedings

    During the reorganization process, substantially all pending litigation against Solutia and its subsidiaries that filed for reorganization under Chapter 11 ("Debtors") is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims addressed by the bankruptcy court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events. Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process. The amount of pre-filing claims ultimately allowed by the bankruptcy court in respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to their filing date may be compromised in connection with the plan of

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

reorganization. The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company retains certain obligations currently classified as subject to compromise in the Statement of Consolidated Financial Position.

11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

    On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As a result of the Act's passage, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Accordingly, the Company elected to defer recording the impact of the Act in its consolidated financial statements for the year ended December 31, 2003 in view of the fact that specific authoritative guidance on the accounting for the federal subsidy was pending and that guidance, when issued, could require the Company to change previously reported information.

    Because no further specific authoritative guidance on accounting for the federal subsidy had been issued as of March 31, 2004, Solutia continued to defer recording the impact of the Act in its consolidated financial statements in the first quarter 2004. Accordingly the consolidated financial statements do not reflect any adjustments regarding the impact of the Act.

    For the quarterly periods ended March 31, 2004 and 2003, Solutia's pension and healthcare and other benefit costs were as follows:

                                                                                               HEALTHCARE AND
                                                                PENSION BENEFITS               OTHER BENEFITS
                                                             -----------------------       -----------------------
                                                               2004           2003           2004           2003
                                                             --------       --------       --------       --------
Service costs for benefits earned......................        $ 7            $ 8            $ 3            $ 3
Interest cost on benefit obligation....................         21             29             11             15
Assumed return on plan assets..........................        (20)           (32)           --             --
Prior service costs....................................          4              5             (4)            (4)
Recognized net loss....................................          2            --               3              2
                                                               ---            ---            ---            ---
TOTAL..................................................        $14            $10            $13            $16
                                                               ===            ===            ===            ===

Employer Contributions

    Solutia previously disclosed in its 2003 Form 10-K/A that it did not expect to be required to make contributions to its qualified domestic pension plan in 2004 according to current IRS funding rules. No contributions have been made to the qualified domestic pension plan in the first quarter 2004. According to current IRS funding rules including related legislation recently passed by the U.S. Congress, Solutia is not required to make pension contributions in 2004 for its qualified domestic pension plan. However, the Company may elect to make voluntary contributions to the qualified domestic pension plan in 2004.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

12. LOSS PER SHARE

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                   2004           2003
                                                                  ------         ------
Loss from Continuing Operations.............................      $ (100)        $  (17)
Loss from Discontinued Operations, net of tax...............         --              (2)
                                                                  ------         ------
Net Loss....................................................      $ (100)        $  (19)
                                                                  ======         ======
Basic and Diluted Loss per Share:
Loss from Continuing Operations.............................      $(0.96)        $(0.16)
Loss from Discontinued Operations, net of tax...............         --           (0.02)
                                                                  ------         ------
Basic and Diluted Loss per Share............................      $(0.96)        $(0.18)
                                                                  ======         ======
Basic and Diluted Weighted Average Shares Outstanding (in
  millions).................................................       104.6          104.7
                                                                   =====          =====

13. SEGMENT DATA

    Solutia's management is organized around two strategic business platforms: Performance Products and Services and Integrated Nylon. Solutia's reportable segments and their major products are as follows:

       PERFORMANCE PRODUCTS AND SERVICES                            INTEGRATED NYLON
       ---------------------------------                            ----------------
SAFLEX(R) plastic interlayer                         Nylon intermediate "building block" chemicals

Polyvinyl butyral for KEEPSAFE(R), and               Merchant polymer and nylon extrusion
  KEEPSAFE MAXIMUM(R) laminated window glass           polymers, including VYDYNE(R) and ASCEND(R)

LLUMAR(R), VISTA(R) and GILA(R) professional         Carpet fibers, including the WEAR-DATED(R) and
  and retail window films                              ULTRON(R) brands

VANCEVA(TM) plastic interlayer films                 Industrial nylon fibers

Industrial products, including THERMINOL(R)          ACRILAN(R) acrylic fibers for apparel,
  heat transfer fluids, DEQUEST(R) water               upholstery fabrics, craft yarns and other
  treatment chemicals, SKYDROL(R) aviation             applications
  hydraulic fluids, and chlorobenzenes

Services for process research and
  development, scale-up manufacturing and small volume licensed production for the pharmaceutical industry

    Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes
(EBIT), which includes marketing, administrative, technological and amortization expenses, restructuring and asset impairment charges, and other income and expense items that can be directly attributable to the segment. Certain expenses and other items that are managed outside the segments are excluded. These unallocated items consist primarily of corporate expenses, certain equity earnings from affiliates, interest expense, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment. In addition, there were no inter-segment sales in the periods presented below.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Segment data for the quarterly periods ended March 31, 2004, and 2003 are as follows:

                                                                        2004                       2003
                                                                  -----------------         ------------------
                                                                   NET       PROFIT          NET        PROFIT
                                                                  SALES      (LOSS)         SALES       (LOSS)
                                                                  -----      ------         -----       ------
SEGMENT:
Performance Products and Services...........................      $270        $ 25          $250         $ 17
Integrated Nylon............................................       373         (12)          361          (11)
                                                                  ----        ----          ----         ----
SEGMENT TOTALS..............................................       643          13           611            6
RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses......................................                   (11)                       (15)
    Equity loss from affiliates.............................                    (9)                        (6)
    Interest expense........................................                   (49)                       (23)
    Loss on debt modification...............................                   (15)                       --
    Reorganization items, net...............................                   (25)                       --
    Other income, net.......................................                   --                           4
CONSOLIDATED TOTALS:
                                                                  ----                      ----
    NET SALES...............................................      $643                      $611
                                                                  ====        ----          ====         ----
    LOSS BEFORE INCOME TAXES................................                  $(96)                      $(34)
                                                                              ====                       ====

14. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

    CPFilms, Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc., Solutia Investments, LLC and Solutia Business Enterprises, Inc., wholly-owned subsidiaries of the Company (the "Guarantors"), are guarantors of the holders of Solutia's
11.25 percent Senior Secured Notes due 2009 (the "Notes"). In connection with the completion of the October 2003 credit facility, Solutia Investments, LLC, and Solutia Business Enterprises, Inc. became guarantors of the Notes through cross-guarantor provisions. Accordingly, the 2003 consolidating condensed financial statements below have been restated to reflect the addition of these two new guarantors. The Company's obligations under the October 2003 facility were paid in full with the proceeds of a final DIP facility dated as of January 16, 2004, which payment did not affect the Guarantors' obligations in respect of the Notes. Certain other wholly-owned subsidiaries of the Company (the "DIP Guarantors") guaranteed the final DIP facility (as well as a smaller, interim DIP facility put in place as of December 19, 2003), but the DIP Guarantors were not required by the cross-guarantor provisions to guarantee the Notes.

    The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of March 31, 2004 and December 31, 2003, and for the quarterly periods ended March 31, 2004 and 2003. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                        CONSOLIDATING STATEMENT OF OPERATIONS
                                          THREE MONTHS ENDED MARCH 31, 2004


                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET SALES..............................         $ 482           $39           $211           $(89)          $ 643
Cost of goods sold.....................           472            18            178            (96)            572
                                                -----           ---           ----           ----           -----
GROSS PROFIT...........................            10            21             33              7              71
Marketing expenses.....................            21             5              8            --               34
Administrative expenses................            16             2              7            --               25
Technological expenses.................             9             1            --             --               10
                                                -----           ---           ----           ----           -----
OPERATING INCOME (LOSS)................           (36)           13             18              7               2
Equity earnings (loss) from
  affiliates...........................            15            (8)             2            (18)             (9)
Interest expense.......................           (58)          --             (15)            24             (49)
Loss on debt modification..............           --            --             (15)           --              (15)
Reorganization items, net..............           (25)          --             --             --              (25)
Other income, net......................             4            19              6            (29)            --
                                                -----           ---           ----           ----           -----
INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE..............................          (100)           24             (4)           (16)            (96)
Income tax expense.....................           --            --               4            --                4
                                                -----           ---           ----           ----           -----
NET INCOME (LOSS)......................         $(100)          $24           $ (8)          $(16)          $(100)
                                                =====           ===           ====           ====           =====

                                CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                          THREE MONTHS ENDED MARCH 31, 2004

                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET INCOME (LOSS)......................         $(100)          $24           $(8)           $(16)          $(100)

OTHER COMPREHENSIVE INCOME (LOSS):

Currency translation adjustments.......            (2)           (1)            3              (2)             (2)
                                                -----           ---           ---            ----           -----
COMPREHENSIVE INCOME (LOSS)............         $(102)          $23           $(5)           $(18)          $(102)
                                                =====           ===           ===            ====           =====

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                        CONSOLIDATING STATEMENT OF OPERATIONS
                                          THREE MONTHS ENDED MARCH 31, 2003

                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET SALES..............................          $474           $ 33          $186           $(82)           $611
Cost of goods sold.....................           454             14           161            (87)            542
                                                 ----           ----          ----           ----            ----
GROSS PROFIT...........................            20             19            25              5              69
Marketing expenses.....................            27              5             7            --               39
Administrative expenses................            21              2             7            --               30
Technological expenses.................            11              1           --             --               12
Amortization expense...................           --             --              1            --                1
                                                 ----           ----          ----           ----            ----
OPERATING INCOME (LOSS)................           (39)            11            10              5             (13)
Equity earnings (loss) from
  affiliates...........................            51             20             1            (77)             (5)
Interest expense.......................           (36)            (3)          (19)            35             (23)
Other income, net......................             3             25            14            (35)              7
                                                 ----           ----          ----           ----            ----
INCOME (LOSS) BEFORE INCOME TAX
  BENEFIT..............................           (21)            53             6            (72)            (34)
Income tax benefit.....................            (4)            (1)          (14)             2             (17)
                                                 ----           ----          ----           ----            ----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS...........................           (17)            54            20            (74)            (17)
Loss from Discontinued Operations, net
  of tax...............................            (2)          (103)         (103)           206              (2)
                                                 ----           ----          ----           ----            ----
NET LOSS...............................          $(19)          $(49)         $(83)          $132            $(19)
                                                 ====           ====          ====           ====            ====

                                 CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                           THREE MONTHS ENDED MARCH 31, 2003

                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET LOSS...............................          $(19)          $(49)         $(83)          $132            $(19)

OTHER COMPREHENSIVE INCOME (LOSS):

Currency translation adjustments.......            37             38            30            (68)             37
                                                 ----           ----          ----           ----            ----
COMPREHENSIVE INCOME (LOSS)............          $ 18           $(11)         $(53)          $ 64            $ 18
                                                 ====           ====          ====           ====            ====

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                              CONSOLIDATING BALANCE SHEET
                                                     MARCH 31, 2004

                                                PARENT ONLY                      NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................      $    46         $   30        $   48        $   --          $   124
Trade receivables, net......................            6            196           119            --              321
Intercompany receivables....................          125            625           109           (859)            --
Miscellaneous receivables...................           65            --             26            --               91
Inventories.................................          132             29           108            (15)            254
Prepaid expenses and other current assets...           21              1            10              3              35
                                                  -------         ------        ------        -------         -------
    TOTAL CURRENT ASSETS....................          395            881           420           (871)            825
PROPERTY, PLANT AND EQUIPMENT, NET..........          679             74           136            --              889
INVESTMENTS IN AFFILIATES...................        2,191             28            35         (2,057)            197
GOODWILL....................................          --              72            25            --               97
IDENTIFIED INTANGIBLE ASSETS, NET...........            3             27            12            --               42
INTERCOMPANY ADVANCES.......................          128          1,387           953         (2,468)            --
OTHER ASSETS................................          229            --             53            --              282
                                                  -------         ------        ------        -------         -------
    TOTAL ASSETS............................      $ 3,625         $2,469        $1,634        $(5,396)        $ 2,332
                                                  =======         ======        ======        =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................      $   114         $    7        $   38        $    (2)        $   157
Intercompany payables.......................           20              4           108           (132)            --
Accrued liabilities.........................          169              8           100            --              277
Short-term debt.............................          --             --            --             --              --
Intercompany short-term debt................          --             --            413           (413)            --
                                                  -------         ------        ------        -------         -------
TOTAL CURRENT LIABILITIES...................          303             19           659           (547)            434

LONG-TERM DEBT..............................          343            --            258            --              601
INTERCOMPANY LONG-TERM DEBT.................          --             --            566           (566)            --
OTHER LIABILITIES...........................          246              1            49            --              296
                                                  -------         ------        ------        -------         -------
TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE................................          892             20         1,532         (1,113)          1,331

LIABILITIES SUBJECT TO COMPROMISE...........        3,960            413            71         (2,216)          2,228

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock................................            1            --            --             --                1
    Additional contributed capital..........           56            --            --             --               56
    Treasury stock..........................         (251)           --            --             --             (251)
    Net (deficiency) excess of assets at
      spin-off and subsidiary capital.......         (113)         2,036            31         (2,067)           (113)
Accumulated other comprehensive loss........          (74)           --            --             --              (74)
(Accumulated deficit) reinvested earnings...         (846)           --            --             --             (846)
                                                  -------         ------        ------        -------         -------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........       (1,227)         2,036            31         (2,067)         (1,227)
                                                  -------         ------        ------        -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).................................      $ 3,625         $2,469        $1,634        $(5,396)        $ 2,332
                                                  =======         ======        ======        =======         =======

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                               CONSOLIDATING BALANCE SHEET
                                                    DECEMBER 31, 2003

                                                PARENT ONLY                      NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................       $  105         $   20        $   34        $   --           $  159
Trade receivables, net......................            8            135           138            --              281
Intercompany receivables....................           65            677           100           (842)            --
Miscellaneous receivables...................           56            --             28            --               84
Inventories.................................          130             24           102            (16)            240
Prepaid expenses and other current assets...           25              1            11              3              40
                                                   ------         ------        ------        -------          ------
    TOTAL CURRENT ASSETS....................          389            857           413           (855)            804
PROPERTY, PLANT AND EQUIPMENT, NET..........          695             75           139            --              909
INVESTMENTS IN AFFILIATES...................        2,176             29            34         (2,033)            206
GOODWILL....................................          --              72            25            --               97
IDENTIFIED INTANGIBLE ASSETS, NET...........            2             27            14            --               43
INTERCOMPANY ADVANCES.......................          128          1,392           962         (2,482)            --
OTHER ASSETS................................          340            --             47            --              387
                                                   ------         ------        ------        -------          ------
    TOTAL ASSETS............................       $3,730         $2,452        $1,634        $(5,370)         $2,446
                                                   ======         ======        ======        =======          ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................       $   46         $    1        $   33        $    (2)         $   78
Intercompany payables.......................            9             20            87           (116)            --
Accrued liabilities.........................          185              9           110            --              304
Short-term debt.............................          361            --            --             --              361
Intercompany short-term debt................          --             --            419           (419)            --
                                                   ------         ------        ------        -------          ------
TOTAL CURRENT LIABILITIES...................          601             30           649           (537)            743

LONG-TERM DEBT..............................           43            --            251            --              294
INTERCOMPANY LONG-TERM DEBT.................          --             --            574           (574)            --
OTHER LIABILITIES...........................          263            --             50            --              313
                                                   ------         ------        ------        -------          ------
TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE................................          907             30         1,524         (1,111)          1,350

LIABILITIES SUBJECT TO COMPROMISE...........        3,948            412            75         (2,214)          2,221

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock................................            1            --            --             --                1
    Additional contributed capital..........           56            --            --             --               56
    Treasury stock..........................         (251)           --            --             --             (251)
    Net (deficiency) excess of assets at
      spin-off and subsidiary capital.......         (113)         2,010            35         (2,045)           (113)
Accumulated other comprehensive loss........          (72)           --            --             --              (72)
Accumulated deficit.........................         (746)           --            --             --             (746)
                                                   ------         ------        ------        -------          ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........       (1,125)         2,010            35         (2,045)         (1,125)
                                                   ------         ------        ------        -------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).................................       $3,730         $2,452        $1,634        $(5,370)         $2,446
                                                   ======         ======        ======        =======          ======

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                   CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                          THREE MONTHS ENDED MARCH 31, 2004

                                            PARENT ONLY                      NON-                       CONSOLIDATED
                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                            ------------    ----------    ----------    ------------    ------------
CASH FROM (USED IN) OPERATIONS..........       $   6           $(36)         $19            $--            $ (11)
                                               -----           ----          ---            ----           -----
INVESTING ACTIVITIES:
Property, plant and equipment
  purchases.............................          (6)            (1)          (4)            --              (11)
Other investing activities..............         --             --            (1)            --               (1)
                                               -----           ----          ---            ----           -----
CASH USED IN INVESTING ACTIVITIES.......          (6)            (1)          (5)            --              (12)
                                               -----           ----          ---            ----           -----
FINANCING ACTIVITIES:
Net change in short-term debt
  obligations...........................        (361)           --           --              --             (361)
Proceeds from long-term debt
  obligations...........................         300            --           --              --              300
Net change in cash collateralized
  letters of credit.....................          61            --           --              --               61
Changes in investments and advances from
  (to) affiliates.......................         (51)            47            4             --              --
Deferred debt issuance costs............          (8)           --            (4)            --              (12)
                                               -----           ----          ---            ----           -----
CASH FROM (USED IN) FINANCING
  ACTIVITIES............................         (59)            47          --              --              (12)
                                               -----           ----          ---            ----           -----
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................         (59)            10           14             --              (35)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.......................         105             20           34             --              159
                                               -----           ----          ---            ----           -----
END OF PERIOD...........................       $  46           $ 30          $48            $--            $ 124
                                               =====           ====          ===            ====           =====

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                   CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                          THREE MONTHS ENDED MARCH 31, 2003

                                            PARENT ONLY                      NON-                       CONSOLIDATED
                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                            ------------    ----------    ----------    ------------    ------------
CASH FROM (USED IN) OPERATIONS..........        $(63)          $ 23          $ (6)          $--             $(46)
                                                ----           ----          ----           ----            ----
INVESTING ACTIVITIES:
Property, plant and equipment
  purchases.............................         (37)           --             (3)           --              (40)
Property disposals and investment
  proceeds..............................         172            --            310            --              482
                                                ----           ----          ----           ----            ----
CASH FROM INVESTING ACTIVITIES..........         135            --            307            --              442
                                                ----           ----          ----           ----            ----
FINANCING ACTIVITIES:
Net change in short-term debt
  obligations...........................        (227)           --           (125)           --             (352)
Net change in cash collateralized
  letters of credit.....................         (39)           --            --             --              (39)
Changes in investments and advances from
  (to) affiliates.......................         206            (23)         (183)           --              --
Other financing activities..............          (5)           --            --             --               (5)
                                                ----           ----          ----           ----            ----
CASH USED IN FINANCING ACTIVITIES.......         (65)           (23)         (308)           --             (396)
                                                ----           ----          ----           ----            ----
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................           7            --             (7)           --              --

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.......................         --             --             17            --               17
                                                ----           ----          ----           ----            ----
END OF PERIOD...........................        $  7           $--           $ 10           $--             $ 17
                                                ====           ====          ====           ====            ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, Solutia's ability to develop, confirm and consummate a Chapter 11 plan of reorganization; Solutia's ability to reduce the overall leveraged position of the Company; the potential adverse impact of Solutia's Chapter 11 filing on its operations, management and employees, and the risks associated with operating businesses under Chapter 11 protection; Solutia's ability to comply with the terms of its debtor-in-possession ("DIP") financing facility; customer response to Solutia's Chapter 11 filing; general economic, business and market conditions; customer acceptance of new products; raw material and energy costs or shortages; limited access to capital resources; currency and interest rate fluctuations; increased competitive and/or customer pressure; gain or loss of significant customers; compression of credit terms with suppliers; exposure to product liability and other litigation; environmental remediation costs; changes in accounting principles generally accepted in the U.S.; ability to implement cost reduction initiatives in a timely manner; geopolitical instability; and changes in pension assumptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    There have been no changes in the first quarter 2004 with respect to Solutia's critical accounting policies, as presented on pages 17 through 19 of Solutia's 2003 Form 10-K/A.

SUMMARY RESULTS OF OPERATIONS--FIRST QUARTER 2004 COMPARED WITH
FIRST QUARTER 2003

    The discussions below and accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

    Net sales and operating income (loss) of the Company for the quarterly periods ended March 31, 2004 and 2003 are as follows:

                                                                  2004         2003
(dollars in millions)                                             ----         ----
Net Sales...................................................      $643         $611
                                                                  ====         ====
Operating Income (Loss):
    Performance Products and Services Segment Profit........      $ 25         $ 17
    Integrated Nylon Segment Loss...........................       (12)         (11)
        Less: Corporate Expenses............................       (11)         (15)
        Less: Equity (Earnings) Loss from Affiliates and
          Other (Income) Expense items included in Segment
          Profit (Loss).....................................        --           (4)
                                                                  ----         ----
Operating Income (Loss).....................................      $  2         $(13)
                                                                  ====         ====
Charges included in Operating Income (Loss).................      $ (5)        $(11)
                                                                  ====         ====

    The $32 million, or 5 percent, increase in net sales as compared to the first quarter 2003 was primarily a result of favorable currency exchange rate fluctuations of approximately 3 percent and higher sales volumes of approximately 2 percent. Average selling prices were relatively comparable to first quarter 2003. The
$15 million increase in operating income as compared to the first quarter 2003 resulted primarily from lower charges in 2004 as compared to 2003, which are described in greater detail in the Results of Operations section below. The 2004 results were also affected by higher net sales, favorable manufacturing variances and lower marketing, administrative and technological expenses, partially offset by higher raw material costs.

BANKRUPTCY PROCEEDINGS

    On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing. Information concerning status of the ongoing bankruptcy proceedings may be obtained from Solutia's website at www.solutia.com and at www.nysb.uscourts.gov, the official website for the bankruptcy court.

    The filing was made to restructure Solutia's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs to allow the Company to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of legacy liabilities. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs have been an obstacle to Solutia's financial stability and success. While Solutia believes it will be able to achieve these objectives through the bankruptcy process, there can be no certainty that it will be successful in doing so.

    Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the filing, all orders sufficient to enable Solutia to conduct normal business activities, including the approval of the Company's DIP financing, have been entered by the bankruptcy court. While Solutia is subject to Chapter 11, all transactions outside the ordinary course of business will require the prior approval of the bankruptcy court.

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

Going Concern

    In order to exit Chapter 11 successfully, Solutia must propose and obtain confirmation by the bankruptcy court of a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. Although the Company expects to file a plan of reorganization that provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that a plan of reorganization will be confirmed by the bankruptcy court or that any such plan will be implemented successfully.

Financial Information

    Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for quarterly period ended March 31, 2004 is presented as follows:

                                              SOLUTIA AND                                                   SOLUTIA AND
                                            SUBSIDIARIES IN      SUBSIDIARIES NOT IN                        SUBSIDIARIES
                                            REORGANIZATION         REORGANIZATION         ELIMINATIONS      CONSOLIDATED
(dollars in millions)                       ---------------      -------------------      ------------      ------------
Net sales.............................          $  523                  $209                 $ (89)            $  643
Operating income (loss)...............             (23)                   18                     7                  2
Net loss..............................            (100)                   (8)                    8               (100)

Total assets..........................          $2,007                  $792                 $(467)            $2,332
Liabilities not subject to
  compromise..........................           1,006                   661                  (336)             1,331
Liabilities subject to compromise.....           2,228                   --                    --               2,228
Total shareholders' equity
  (deficit)...........................          (1,227)                  131                  (131)            (1,227)

RESULTS OF OPERATIONS--FIRST QUARTER 2004 COMPARED WITH FIRST
QUARTER 2003

Performance Products and Services

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2004           2003
(dollars in millions)                                         ----           ----
Net Sales...............................................      $270           $250
                                                              ====           ====
Segment Profit..........................................      $ 25           $ 17
                                                              ====           ====
    Charges included in Segment Profit..................      $ (5)          $ (6)
                                                              ====           ====

    The $20 million, or 8 percent, increase in net sales as compared to the first quarter 2003 resulted primarily from higher sales volumes of approximately 5 percent and favorable currency exchange rate fluctuations of approximately 5 percent, partially offset by lower average selling prices of approximately 2 percent. Higher volumes were experienced in SAFLEX(R) plastic interlayer products and CPFilms window film and precision coated products, partially offset by lower volumes due to the cessation of certain operations in the fourth quarter 2003 including the shut-down of certain chlorobenzenes, feed ingredients and L-Aspartic operations. In addition, net sales were positively affected by the strengthening euro in relation to the U.S. dollar in comparison to the first quarter 2003. Lower average selling prices for SAFLEX(R) plastic interlayer products in comparison to first quarter 2003 resulted principally from the completion of new sales contracts in a competitive pricing environment.

    The $8 million, or 47 percent, increase in segment profit in comparison to the first quarter 2003 resulted primarily from higher net sales and favorable manufacturing variances, partially offset by higher raw material costs. In addition, segment profit in 2004 was affected by $5 million of severance charges for workforce reductions, costs for non-cancelable operating leases, and various other restructuring charges, whereas 2003 included severance charges of $6 million related to workforce reductions.

Integrated Nylon

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2004           2003
(dollars in millions)                                         ----           ----
Net Sales...............................................      $373           $361
                                                              ====           ====
Segment Loss............................................      $(12)          $(11)
                                                              ====           ====
    Charges included in Segment Loss....................      $--            $ (3)
                                                              ====           ====

    The $12 million, or 3 percent, increase in net sales as compared to the first quarter 2003 resulted primarily from higher average selling prices principally in the intermediate, carpet and acrylic fibers businesses. Carpet and acrylic fiber increases resulted from price increases implemented since January 2004 across several segments, whereas the intermediate chemicals business benefited from formula-based sales contracts tied to raw material costs. Sales volumes overall were comparable to the first quarter 2003 with volume increases experienced in nylon plastics and polymers and carpet fibers, offset by lower volumes in intermediate chemicals and acrylic fibers.

    The $1 million, or 9 percent, increase in segment loss in comparison to the first quarter 2003 resulted primarily from higher raw material and energy costs of approximately $25 million, mostly offset by higher net sales, lower marketing, administrative and technological expenses, and favorable manufacturing variances. In addition, segment loss for the first quarter 2003 included severance charges of $3 million associated to workforce reductions.

Corporate Expenses

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2004           2003
(dollars in millions)                                         ----           ----
Corporate Expenses......................................      $ 11           $15
                                                              ====           ===
    Charges included in Corporate Expenses..............      $--            $(2)
                                                              ====           ===

    The $4 million, or 27 percent, decrease in corporate expenses in comparison to the first quarter 2003 was primarily a result of lower personnel and litigation expenses, partially offset by higher pension expenses. In addition, the 2003 results included restructuring charges of $2 million for workforce reductions.

Equity Earnings (Loss) from Affiliates

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2004           2003
(dollars in millions)                                         ----           ----
Equity Loss from Affiliates not included in Reportable
  Segment Profit (Loss).................................      $ (9)          $(6)
                                                              ----           ---
Equity Earnings from Affiliates included in Reportable
  Segment Profit (Loss).................................      $--            $ 1
                                                              ----           ---
Equity Loss from Affiliates.............................      $ (9)          $(5)
                                                              ====           ===
    Charges included in Equity Loss from Affiliates.....      $(11)          $(6)
                                                              ====           ===

    Equity loss from affiliates in the first quarter 2004 was adversely affected by $11 million of charges including $5 million in contract termination costs, $3 million in dismantling charges and $1 million of asset impairments at the Astaris joint venture, as well as $2 million of severance charges at the Flexsys joint venture. These charges in the first quarter 2004 are in comparison to $6 million of restructuring charges in the first quarter 2003 related to asset impairments of $3 million at the Flexsys joint venture and combined severance charges of $3 million at the Flexsys and Astaris joint ventures.

Interest Expense

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2004           2003
(dollars in millions)                                         ----           ----
Interest Expense........................................      $ 49           $ 23
                                                              ====           ====
    Charges included in Interest Expense................      $(25)          $--
                                                              ====           ====

    The $26 million, or 113 percent, increase in interest expense in 2004 in comparison to the first quarter 2003 resulted principally from the write-off of unamortized debt issuance costs of $25 million related to the October 2003 credit facility and interim DIP facility; both retired in January 2004 with proceeds from the final DIP facility. In addition, while operating during the Chapter 11 proceedings, the Company has ceased recording interest on all debt it believes is under-secured pre-petition indebtedness in accordance with SOP 90-7 with the exception of the 11.25 percent notes due 2009 for which the bankruptcy court has permitted continued payments of the contractual interest through January 2005. The amount of contractual interest expense not recorded in the first quarter 2004 was approximately $8 million.

Reorganization Items, net

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2004           2003
(dollars in millions)                                         ----           ----
Reorganization Items, net...............................      $25            $--
                                                              ===            ====

    Reorganization items, net are presented separately in the Statement of Consolidated Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the first quarter 2004 included $13 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $9 million of asset write-offs associated with the termination of a contract with a third-party vendor resulting from the on-going reorganization-related evaluation of the financial viability of the Company's existing contracts; and $3 million related to expense provision for a retention plan Solutia intends to provide to certain employees, which remains subject to approval of the bankruptcy court.

Other Income, net

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2004           2003
(dollars in millions)                                         ----           ----
Other Income, net.......................................      $--             $7
                                                              ====            ==
    Other Income, net included in Reportable Segment
      Profit............................................      $--             $3
                                                              ====            ==
Gain included in Other Income, net......................      $--             $4
                                                              ====            ==

    During the first quarter 2003 Solutia realized a benefit of $4 million related to the recovery of certain receivables, established prior to 1997, which had previously been written off.

Income Tax Expense (Benefit)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               -------------------
                                                               2004           2003
(dollars in millions)                                          ----           ----
Income Tax Expense (Benefit).............................       $4            $(17)
                                                                ==            ====

    The $21 million change in income tax expense (benefit) in 2004 in comparison to the first quarter 2003 was primarily a result of Solutia not recording any U.S. income tax benefit for losses incurred from its domestic operations (including temporary differences) during the three months ended March 31, 2004 due to Solutia's Chapter 11 filing. Consequently, the increases in federal and state deferred tax assets as a result of the increases in net operating losses during the three months ended March 31, 2004 were offset by corresponding increases in valuation allowances.

Summary of Events Affecting Comparability

    Charges and gains recorded in the quarterly periods ended
March 31, 2004 and 2003, and other events affecting comparability have been summarized in the tables below (dollars in millions):

                                                                            2004
                                              -----------------------------------------------------------------
                                              PERFORMANCE
                                                PRODUCTS         INTEGRATED       CORPORATE/
          INCREASE/(DECREASE)                 AND SERVICES         NYLON            OTHER          CONSOLIDATED
----------------------------------------      ------------       ----------       ----------       ------------
IMPACT ON:
Cost of goods sold......................          $ 5               $--              $--               $  5       (a)
                                                  ---               ----             ----              ----
    OPERATING INCOME IMPACT.............           (5)               --               --                 (5)
Equity loss from affiliates.............                                              (11)              (11)      (b)
Interest expense........................                                              (25)              (25)      (c)
Loss on debt modification...............                                              (15)              (15)      (d)
                                                  ---               ----             ----              ----
    PRE-TAX INCOME STATEMENT IMPACT.....          $(5)              $--              $(51)              (56)
                                                  ===               ====             ====
Income tax benefit impact...............                                                                 (6)      (e)
                                                                                                       ----
    AFTER-TAX INCOME STATEMENT IMPACT...                                                               $(50)
                                                                                                       ====
  2004 CHARGES AND OTHER EVENTS

------------
(a)     Restructuring charges for workforce reductions of approximately 10 positions across all world areas and functions of the Company including severance and retraining costs; costs for non-cancelable operating leases;
        and various other restructuring charges ($5 million pre-tax and after-tax--see note (e) below).
(b)     The Flexsys and Astaris joint ventures, in which the Company has a fifty percent joint interest, incurred restructuring charges during the quarter related to contract terminations, dismantling costs, asset impairments and severance charges ($11 million pre-tax and after-tax--see note (e) below).
(c)     Write-off of unamortized debt issuance costs related to the October 2003 and interim DIP credit facilities;
        both retired in January 2004 with proceeds from the final DIP facility ($25 million pre-tax and after-tax--see note (e) below).
(d)     Loss on modification of Euro Notes ("Euronotes"), issued by Solutia Europe S.A./N.V. ("SESA") to record the
        Euronotes at their fair value on January 30, 2004 ($15 million pre-tax and $9 million after-tax).



(e)     With the exception of item (d) above, which relates to non-U.S. operations, the above items are considered to have the same pre-tax and after-tax impact, as the tax benefit realized from the charges are offset by the increase in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery as a result of the Chapter 11 filing.

                                                                            2003
                                              -----------------------------------------------------------------
                                              PERFORMANCE
                                                PRODUCTS         INTEGRATED       CORPORATE/
          INCREASE/(DECREASE)                 AND SERVICES         NYLON            OTHER          CONSOLIDATED
----------------------------------------      ------------       ----------       ----------       ------------
IMPACT ON:
Cost of goods sold......................          $ 3               $ 3              $--               $  6       (f)
Marketing, administrative, technological
  and amortization expenses.............            3                                   2                 5       (f)
                                                  ---               ---              ----              ----
    OPERATING LOSS IMPACT...............           (6)               (3)               (2)              (11)
Equity loss from affiliates.............                                               (6)               (6)      (g)
Other income, net.......................                                                4                 4       (h)
                                                  ---               ---              ----              ----
    PRE-TAX INCOME STATEMENT IMPACT.....          $(6)              $(3)             $ (3)              (13)
                                                  ===               ===              ====
Income tax benefit impact...............                                                                 (4)
                                                                                                       ----
    AFTER-TAX INCOME STATEMENT IMPACT...                                                               $ (9)
                                                                                                       ====
  2003 CHARGES, GAINS AND OTHER EVENTS

------------
(f)     Restructuring charges for workforce reductions of approximately 170 people across all world areas and functions of the Company ($11 million pre-tax and $7 million after-tax).
(g)     The Flexsys and Astaris joint ventures, in which the Company has a fifty percent joint interest, incurred restructuring charges during the quarter related to asset impairments and severance charges ($6 million pre-
        tax and $5 million after-tax).
(h)     The Company recovered certain receivables, established prior to 1997, which had previously been written off
        ($4 million pre-tax and $3 million after-tax).

FINANCIAL CONDITION AND LIQUIDITY

    As discussed above, Solutia is operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding Solutia's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the continuation of the bankruptcy proceedings, Solutia believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Solutia's access to additional financing while under Chapter 11 protection will likely be very limited.

Financial Analysis

    Solutia utilized its existing cash on-hand to finance operating needs and capital expenditures during the first quarter 2004. Cash used in continuing operations was $11 million in the first quarter 2004, a decrease of $24 million from $35 million used in continuing operations for the comparable period of 2003. This decrease in cash used in continuing operations was primarily attributable to the continued build of post-petition accounts payable balances due to improved vendor terms, partially offset by lower earnings.

    Capital spending decreased $29 million to $11 million in the first quarter 2004, compared to $40 million in the first quarter 2003. This variance was primarily from the mandatory purchase of the co-generation facility in Pensacola, Florida, for approximately
$32 million in 2003, whereas the expenditures in the first quarter 2004 were used primarily to fund various minor capital improvements, as well as certain cost reduction projects.

    During the first quarter 2003, proceeds totaling $474 million from the sale of the resins, additives and adhesives businesses were included in cash provided by discontinued operations.

    Total debt of $1,226 million as of March 31, 2004, including
$625 million subject to compromise and $601 million not subject to compromise, decreased by $54 million as compared to $1,280 million at December 31, 2003, including $625 million subject to compromise and $655 million not subject to compromise. The composition of Solutia's debt changed during the first quarter 2004 with the completion of the final DIP facility in January 2004 and concurrent retirement of the Company's borrowings under the October 2003 and interim DIP credit facilities, which aggregated $361 million outstanding as of December 31, 2003, with proceeds from the final DIP facility and existing cash on-hand. Outstanding borrowings under the final DIP facility were $300 million as of March 31, 2004. In addition, the fair value of the Euronotes was increased by $15 million during the first quarter 2004 due to the modification of the Euronotes in January 2004 (as more fully described in the below "Modification of Euronotes" section).

    As a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of March 31, 2004, with the exception of its DIP credit facility and Euronotes.

    Solutia's working capital increased by $330 million to $391 million at March 31, 2004, compared to $61 million at December 31, 2003. The increase in the working capital position primarily resulted from the retirement of all of the short-term debt outstanding as of December 31, 2003 during the first quarter 2004 with primarily the proceeds of a long-term debt facility and the seasonal increase in working capital, partially offset by lower cash on-hand as of March 31, 2004.

    Solutia had a shareholders' deficit of $1,227 million at March 31, 2004 compared to $1,125 million at December 31, 2003. The $102 million increase in shareholders' deficit principally resulted from the $100 million first quarter 2004 net loss.

    The weighted average interest rate on Solutia's total debt outstanding at March 31, 2004 was approximately 8.7 percent compared to 7.8 percent at March 31, 2003. This increase is primarily a result of the increase in the interest rate for the Euronotes resulting from the modification of the Euronotes in January 2004. While operating as a debtor-in-possession during the Chapter 11 proceedings, the Company has ceased paying interest on its 6.72% debentures puttable 2004, due 2037 and its 7.375% debentures due 2027. The amount of contractual interest not recorded in the first quarter 2004 was $8 million.

    At March 31, 2004, Solutia's total liquidity was $228 million in the form of $104 million of availability under the final DIP credit facility and approximately $124 million of cash on-hand, of which $47 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings.

Final DIP Financing

    On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a final $525 million DIP credit facility. This DIP facility consists of (i) a $50 million multiple draw term loan component ("Term Loan A"); (ii) a $300 million single draw term loan component ("Term Loan B"); and
(iii) a $175 million borrowing-based revolving credit component, which included a $150 million letter of credit subfacility. Proceeds from the final DIP financing facility were used to retire the Company's existing pre-petition $350 million credit facility, repay the $75 million provided by the interim DIP facility and provided approximately $100 million of new liquidity for general operating purposes.

    The final DIP facility has a maturity date which is the earliest of (i) December 19, 2005; (ii) the earlier of the effective date and the date of the substantial consummation (as defined in Section 1101(2) of the U.S. Bankruptcy Code), in each case, of a plan of reorganization in the Chapter 11 cases confirmed by an order of the bankruptcy court; and (iii) such earlier date on which all loans under the final DIP facility shall become due and payable in accordance with the terms of the final DIP facility or other loan documents. Additionally, the final DIP facility is subject to various mandatory commitment reductions and prepayments in connection with asset sales, equity issuances, receipt of extraordinary proceeds and certain other events. In particular, the final DIP facility significantly limits Solutia's ability to use divestiture proceeds for any purpose other than the permanent reduction of the final DIP facility.

    Collateral
    ----------

    The bankruptcy court's final order granted all the perfected first priority and senior liens, originally granted to the $350 million pre-petition facility and $75 million interim DIP facility, to the lenders under the final DIP facility in conjunction with its post-petition senior secured status. In particular, the final DIP facility is secured by a lien on substantially all of the Company's domestic assets, including
(i) accounts receivable and inventory; (ii) certain intellectual property; (iii) pledges of stock of certain domestic subsidiaries;
(iv) pledges of 65 percent of
the outstanding stock of certain foreign subsidiaries; (v) liens on intercompany notes receivable held by parties to the loan; and (vi) liens on property, plant and equipment located at St. Louis, Missouri; Columbia, Tennessee; Foley, Alabama; Martinsville, Virginia; Springfield, Massachusetts; Trenton, Michigan; Alvin, Texas; Pensacola, Florida; Decatur, Alabama; and Greenwood, South Carolina.

    Interest
    --------

    Borrowings under the revolving credit component bear interest at a rate per annum equal to (i) the prime rate or (ii) LIBOR plus
2.25 percent at the election of the borrower. Borrowings under the term loan bear interest at a rate per annum equal to the greater of
(i) the prime rate plus 4.0 percent or (ii) 8.0 percent.

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

    Covenants and Other Restrictions
    --------------------------------

    The final DIP facility requires the Company to meet certain financial covenants, including but not limited to minimum EBITDA targets on a consolidated basis and for one of its operating units. In addition, the credit facility contains certain covenants which, among other things, limit the incurrence of additional debt, aggregate capital expenditures, additional operating leases, issuance of capital stock, issuance of guarantees, liens, investments, asset sales, dividends, certain payments, acquisitions, mergers, consolidations and dissolutions, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.

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

Modification of Euronotes

    On January 30, 2004, the Company's subsidiary, SESA, restructured its 6.25% Euronotes, due in 2005. The Euronotes are issued by SESA and aggregate EUR 200 million in principal amount. The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection.

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

    Solutia analyzed the modifications of the Euronotes in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 02-04, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and recorded a charge of approximately $15 million during January 2004 to record the Euronotes as modified at their fair value on January 30, 2004.

CONTINGENCIES

Litigation

    Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spin-off from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 case. Solutia had accrued liabilities of $157 million and $156 million as of March 31, 2004 and December 31, 2003, respectively, for self-insurance liabilities, including the following litigation matters.

    Following is a summary of legal proceedings that management believes it is reasonably possible could result in an outcome that is material to the consolidated financial statements.

    Anniston Partial Consent Decree

    The U.S. District Court for the Northern District of Alabama approved the revised Partial Consent Decree on August 4, 2003 that had been lodged with the court in an action captioned United States of America v. Pharmacia Corporation (f/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if polychlorinated biphenyls ("PCBs") are at a level of 1 part per million ("ppm") or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the U.S. Environmental Protection Agency ("EPA") of a cleanup remedy for the Anniston PCB site, and to pay the EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 million to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston. A dispute currently exists between the EPA and Solutia regarding the scope and application of the automatic stay arising as a result of Solutia's Chapter 11 filing to the remaining obligations under the Partial Consent Decree.

    On April 19, 2004, the United States District Court for the Northern District of Alabama issued a two sentence order finding that the Anniston Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and as a result the automatic stay provisions of the United States Bankruptcy Code were inapplicable to the Company's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and the Company stipulate that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. The Company believes that the District Court's April 19th order is in error and has asked the District Court to reconsider its order and to resolve the conflict between such order and the bankruptcy court's Stipulation and Agreed Order.

    Owens v. Monsanto

    Solutia's 2003 Form 10-K/A described several cases in Anniston Alabama involving PCBs. Among these cases was Owens v. Monsanto ("Owens"), an action that had been settled in April 2001. On
October 27, 2003, a motion was filed in the U.S. District Court for the Northern District of Alabama contending that the Global Settlement Agreement in the Tolbert and Abernathy cases also requires the payment of additional funds to plaintiffs in Owens. On January 8, 2004, the District Court granted plaintiffs' motion, ruling that the Owens plaintiffs were entitled to receive a total of approximately $1 million as a result of the Global Settlement Agreement. Plaintiffs' motion for reconsideration was denied on January 24, 2004, and plaintiffs have filed a timely appeal to the U.S. Court of Appeals for the Eleventh Circuit. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

    Payton v. Monsanto

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

    Other Anniston Cases

    Claims made by five plaintiffs in two cases pending in Circuit Court for Jefferson County, by seven plaintiffs in one case pending in Circuit Court for Calhoun County, Alabama and by one plaintiff in one case pending in U.S. District Court for the Northern District of Alabama have been resolved and are subject to the Global Settlement Agreement of the Abernathy and Tolbert cases. In addition, claims of property damages made by one plaintiff in one case pending in Circuit Court for Calhoun County have been settled for a nominal sum. Approximately ten cases remain pending in various Circuit Courts in the state of Alabama. Solutia is a named defendant in those ten proceedings. As a result, Solutia has filed a Suggestion of Bankruptcy in each case staying the litigation against it. Solutia believes that any direct claims against it relating to these actions constitute pre-petition unsecured claims that will be discharged as part of its Chapter 11 case. Solutia has also defended Pharmacia with respect to this litigation. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation.

    PENNDOT Case

    Solutia's 2003 Form 10-K/A described a case in the Commonwealth Court of Pennsylvania seeking damages allegedly resulting from PCBs found in the Transportation and Safety Building in Harrisburg, Pennsylvania, which was owned by the Commonwealth of Pennsylvania. On March 11, 2004, the trial court issued a supplemental opinion on the issue of juror misconduct, finding that the motion on behalf of Pharmacia for a declaration of mistrial for jury misconduct was properly denied. On April 12, 2004, Pharmacia filed its supplemental brief with the Supreme Court of Pennsylvania in connection with its post-trial motions seeking judgment notwithstanding the jury's verdict or a new trial. Oral argument before the Supreme Court of Pennsylvania is scheduled for May 11, 2004. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation but does, however, continue to provide a $20 million letter of credit to secure a portion of Pharmacia's obligations with respect to the appeal bond.

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

    Flexsys Related Litigation

    Solutia's 2003 Form 10-K/A described an investigation by antitrust authorities in the United States, Europe and Canada of commercial practices in the rubber chemicals industry and a number of purported class actions filed against Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., and other producers of rubber chemicals. Among these were a number of state court actions by retail tire purchasers and federal actions alleging violations of federal securities laws.

    State court actions by retail tire purchasers. Ten state court actions by retail tire purchasers remain pending either on appeal or at the trial court level in preliminary motion phases. In addition, Flexsys and Solutia have received a demand on behalf of a purported consumer of various goods in Massachusetts containing or produced using rubber chemicals, that a good faith offer of restitution be made for damages sustained as a result of purported anti-competitive practices in the sale of rubber chemicals by major producers, including Flexsys. Such a demand is required under Massachusetts law before a class action can be filed in state court. Solutia's bankruptcy filing will stay any attempt to file a suit against it by this claimant.

    Federal court actions alleging violations of federal securities laws. On March 19, 2004, a consolidated complaint was filed in the U.S. District Court for the Northern District of California joining into a single complaint five purported shareholder class actions previously filed in that court against Solutia, its chief executive officer, its chief financial officer and its former chief executive officer alleging that from August 7, 1998 until October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys's results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during that period. The amended and consolidated complaint, which seeks damages and equitable relief, added two new defendants, Solutia's current controller and his predecessor. The consolidated action has been automatically stayed with respect to Solutia by virtue of Section 362(a) of the Bankruptcy Code but has not been stayed with respect to the individual defendants.

Environmental Liabilities

    Environmental compliance and remediation costs incurred by the Company fall into two broad categories: (i) obligations related to properties currently owned or operated by Solutia and
(ii) obligations related to properties that are not owned by Solutia, including non-owned properties adjacent to current operating sites. For the owned and operated sites, Solutia had an accrued liability of $78 million and $81 million as of March 31, 2004 and December 31, 2003, respectively for solid and hazardous waste remediation, which represents the Company's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of the Company's operating locations. This liability is not classified as subject to compromise in the Statement of Consolidated Financial Position because, irrespective of the bankruptcy proceedings, the Company will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, the Company ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

    The Company had an accrued liability of $85 million as of both March 31, 2004 and December 31, 2003 primarily for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Statement of Consolidated Financial Position as of March 31, 2004 and December 31, 2003, as the Company currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. The EPA and/or Pharmacia are currently contesting this view (as more fully disclosed in the above Anniston Partial Consent Decree disclosure).

    In addition to the bankruptcy proceedings, Solutia's environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, method and extent of remediation, existence of other potentially responsible parties and future changes in technology. Solutia believes that the known and unknown environmental matters, when ultimately resolved, which may be over an extended period of time, could have a material effect on the consolidated financial position, liquidity and profitability of the Company.

    Astaris Keepwell Arrangement

    On October 8, 2003, Solutia and Astaris, a 50/50 joint venture with FMC Corporation, amended its external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris. The agreement was also amended to provide for a dollar-for-dollar reduction of the Astaris lenders' commitments with future payments made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment provides a $67 million limitation for each of Solutia and FMC on future funding in the event the joint venture continues to fail to meet certain financial benchmarks. Solutia's $67 million letter of credit will also reduce dollar-for-dollar as future payments are made by Solutia under its existing support agreement. Solutia did not make any payments in the first quarter 2004 or the comparable period in 2003 for investment payments to keep the Astaris joint venture in compliance with its financial covenants. The remaining commitment to Astaris was $51 million as of both March 31, 2004 and December 31, 2003. This amount is recorded as a liability in the Statement of Consolidated Financial Position and is expected to be paid within the next twelve months.

    FMC and Solutia also agreed conceptually to allow Astaris to defer up to $30 million each of obligations to FMC and Solutia arising under existing operating agreements over the next 24-36 months to provide liquidity assistance to Astaris as it implements its ongoing business restructuring. Astaris, FMC and Solutia are currently negotiating definitive agreements to allow for the deferral of these obligations, including repayment terms and conditions. The deferral amount outstanding from Astaris to Solutia was $7 million and $2 million as of March 31, 2004 and December 31, 2003, respectively.

UCB S.A. Dispute

    On December 2, 2002, Solutia signed a definitive stock and asset purchase agreement ("SAPA") to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. On January 31, 2003, the sale was completed. During 2003 a number of disputes arose between the parties as to amounts due under various provisions of the SAPA which were unresolved as of Solutia's
Chapter 11 filing date. Solutia had approximately $30 million recorded for this liability as of both March 31, 2004 and December 31, 2003. As a result of Solutia's Chapter 11 filing, these liabilities have been classified as subject to compromise in the Statement of Consolidated Financial Position and will be addressed in conjunction with the ongoing bankruptcy proceedings.

Impact of Chapter 11 Proceedings

    During the reorganization process, substantially all pending litigation against Solutia and its subsidiaries that filed for reorganization under Chapter 11 ("Debtors") is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims addressed by the bankruptcy court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection of executory contracts, the determination as to the value of any collateral securing claims, proofs of claims, or other events. Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process. The amount of pre-filing claims ultimately allowed by the bankruptcy court in respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to their filing date may be compromised in connection with the plan of reorganization. The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company retaining certain obligations currently classified as subject to compromise in the Statement of Consolidated Financial Position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

    There have been no material changes in market risk exposures during the first quarter 2004 that affect the disclosures presented in the information appearing under "Derivative Financial
Instruments" on pages 28 and 29 of Solutia's Form 10-K/A for the year-ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

    As of the end of the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. There were no significant changes in Solutia's internal control over financial reporting that occurred during the quarterly period ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PENNDOT Case

    Solutia's 2003 Form 10-K/A described a case in the Commonwealth Court of Pennsylvania seeking damages allegedly resulting from polychlorinated biphenyls ("PCBs") found in the Transportation and Safety Building in Harrisburg, Pennsylvania, which was owned by the Commonwealth of Pennsylvania. On March 11, 2004, the trial court issued a supplemental opinion on the issue of juror misconduct, finding that the motion on behalf of Pharmacia for a declaration of mistrial for jury misconduct was properly denied. On April 12, 2004, Pharmacia filed its supplemental brief with the Supreme Court of Pennsylvania in connection with its post-trial motions seeking judgment notwithstanding the jury's verdict or a new trial. Oral argument before the Supreme Court of Pennsylvania is scheduled for May 11, 2004. Solutia is not a named defendant in this litigation and therefore has taken no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia has determined that its obligation to defend and indemnify Pharmacia with regard to this litigation is a pre-petition obligation that Solutia is prohibited from performing except pursuant to a confirmed plan of reorganization. Solutia has ceased defending Pharmacia with respect to this litigation but does, however, continue to provide a $20 million letter of credit to secure a portion of Pharmacia's obligations with respect to the appeal bond.

Anniston Partial Consent Decree

    The U.S. District Court for the Northern District of Alabama approved the revised Partial Consent Decree on August 4, 2003 that had been lodged with the court in an action captioned United States of America v. Pharmacia Corporation (f/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if PCBs are at a level of 1 part per million ("ppm") or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the U.S. Environmental Protection Agency ("EPA") of a cleanup remedy for the Anniston PCB site, and to pay the EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 million to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston. A dispute currently exists between the EPA and Solutia regarding the scope and application of the automatic stay arising as a result of Solutia's Chapter 11 filing to the remaining obligations under the Partial Consent Decree.

    On April 19, 2004, the United States District Court for the Northern District of Alabama issued a two sentence order finding that the Anniston Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and as a result the automatic stay provisions of the United States Bankruptcy Code were inapplicable to the Company's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and the Company stipulate that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. The Company believes that the District Court's April 19th order is in error and has asked the District Court to reconsider its order and to resolve the conflict between such order and the bankruptcy court's Stipulation and Agreed Order.

Flexsys Related Litigation

    Solutia's 2003 Form 10-K/A described an investigation by antitrust authorities in the United States, Europe and Canada of commercial practices in the rubber chemicals industry and a number of purported class actions filed against Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., and other producers of rubber chemicals. Among these were a number of state court actions by retail tire purchasers and federal actions alleging violations of federal securities laws.

    State court actions by retail tire purchasers. Ten state court actions by retail tire purchasers remain pending either on appeal or at the trial court level in preliminary motion phases. In addition, Flexsys and Solutia have received a demand on behalf of a purported consumer of various goods in Massachusetts containing or produced using rubber chemicals, that a good faith offer of restitution be made for damages sustained as a result of purported anti-competitive practices in the sale of rubber chemicals by major producers, including Flexsys. Such a demand is required under Massachusetts law before a class action can be filed in state court. Solutia's bankruptcy filing will stay any attempt to file a suit against it by this claimant.

    Federal court actions alleging violations of federal securities laws. On March 19, 2004, a consolidated complaint was filed in the U.S. District Court for the Northern District of California joining into a single complaint five purported shareholder class actions previously filed in that court against Solutia, its chief executive officer, its chief financial officer and its former chief executive officer alleging that from August 7, 1998 until October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys' results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during that period. The amended and consolidated complaint, which seeks damages and equitable relief, added two new defendants, Solutia's current controller and his predecessor. The consolidated action has been automatically stayed with respect to Solutia by virtue of Section 362(a) of the Bankruptcy Code but has not been stayed with respect to the individual defendants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    As a result of Solutia's voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, Solutia is in default with respect to its 6.72% debentures puttable 2004, due 2037, 7.375% debentures due 2027 and 11.25% notes due 2009. Solutia has ceased paying interest on its 6.72% debentures puttable 2004, due 2037 and its 7.375% debentures due 2027. Pursuant to bankruptcy court order, Solutia will continue paying interest on its 11.25% notes due 2009 through January 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--See the Exhibit Index at page 46 of this report.

    (b) Reports on Form 8-K during the quarter ended March 31, 2004:

    On January 12, 2004, we filed a Form 8-K with the SEC. Under Item 5, we disclosed that the final debtor-in-possession hearing in our Chapter 11 proceeding had been scheduled for January 16, 2004.

    On January 23, 2004, we filed a Form 8-K with the SEC. Under Item 5, we disclosed that the U.S. Bankruptcy Court had approved Solutia's final debtor-in-possession financing, and we disclosed the rate of return on assets of our U.S. qualified pension plan for the year ended
    December 31, 2003.

    On February 23, 2004, we filed a Form 8-K with the SEC. Under Item 5, we disclosed that our subsidiary, Solutia Europe SA/NV, had successfully restructured its 6.25% Euro Notes, due in 2005.

    On March 11, 2003, we filed a Form 8-K with the SEC. Under Item 5, we disclosed that CPFilms Vertriebs GmbH, a majority-owned subsidiary of Solutia Europe SA/NV, had become party to the restructuring of Solutia Europe's 6.25% Euro Notes due in 2005, which restructuring was completed on January 30, 2004.

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

Date: April 30, 2004

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

  11          Omitted--Inapplicable; see "Statement of Consolidated
              Operations" on page 1

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

  31(b)       Certification of Chief Financial Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

  32(a)       Certification of Chief Executive Officer Pursuant to
              18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32(b)       Certification of Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99          Computation of the Ratio of Earnings to Fixed Charges

                                                                                                       EXHIBIT 99


                                                   SOLUTIA INC.

                              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                              (DOLLARS IN MILLIONS)


                                                                                                  THREE MONTHS
                                                                                                     ENDED
                                   1999        2000        2001        2002        2003          MARCH 31, 2004
                                   -----       -----       -----       -----       -----       ------------------
Income (loss) from continuing
  operations, before income taxes
  and equity earnings (loss) from
  affiliates(1)..................  $ 262       $  (5)      $(111)      $ (32)     $ (482)            $  (87)

Add:
    Fixed charges................     62          85          83          98         131                 52
    Amortization of capitalized
      interest...................      7           7           7           7           6                  2
    Dividends from affiliated
      companies..................     60          45          30          25           0                  0

Less:
    Interest capitalized.........    (13)        (17)         (2)         (1)         (1)                (1)
                                   -----       -----       -----       -----      ------             ------
        Income as adjusted.......  $ 378       $ 115       $   7       $  97      $ (346)            $  (34)
                                   =====       =====       =====       =====      ======             ======

Fixed charges:
    Interest expensed and
      capitalized................     53          73          72          85         121                 50
    Estimate of interest within
      rental expense.............      9          12          11          13          10                  2
                                   -----       -----       -----       -----      ------             ------
        Fixed charges............  $  62       $  85       $  83       $  98      $  131             $   52
                                   =====       =====       =====       =====      ======             ======

Ratio of Earnings to Fixed
  Charges(2).....................   6.10        1.35        0.08        0.99       (2.64)             (0.65)


-------

(1) Includes restructuring and other items of $45 for the quarter ended March 31, 2004; $343 for the year ended December 31, 2003; $17 for the year ended December 31, 2002; $86 for the year ended December 31, 2001; $107 for the year ended December 31, 2000; and $61 for the year ended December 31, 1999.

(2) Earnings for the quarter ended March 31, 2004 and the years ended December 31, 2003, 2002, and 2001, would have to be $86, $477, $1 and $76 higher, respectively, in order to achieve a one-to-one ratio.