Form 10-Q
period 2004-06-30
SOLUTIA INC
filed 2004-08-05
CIK 1043382

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                  FORM 10-Q


(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                               (314) 674-1000
                               --------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                   ---    ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER
(AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES  X   NO    .
                                                     ---     ---
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                           OUTSTANDING AT
                  CLASS                                    JUNE 30, 2004
                  -----                                    -------------

      COMMON STOCK, $0.01 PAR VALUE                      104,486,639 SHARES
      -----------------------------                      ------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                                 THREE MONTHS              SIX MONTHS
                                                                                 ENDED JUNE 30,           ENDED JUNE 30,
                                                                                 --------------           --------------
                                                                               2004         2003        2004         2003
                                                                               ----         ----        ----         ----

NET SALES .........................................................             $699         $625      $1,342       $1,236
Cost of goods sold.................................................              655          576       1,227        1,118
                                                                                ----         ----      ------       ------
GROSS PROFIT.......................................................               44           49         115          118
Marketing expenses.................................................               40           40          74           79
Administrative expenses............................................               33           33          58           63
Technological expenses.............................................               16           11          26           23
Amortization expense...............................................                1           --           1            1
                                                                                ----         ----      ------       ------
OPERATING LOSS.....................................................              (46)         (35)        (44)         (48)
Equity loss from affiliates........................................               (3)          (1)        (12)          (6)
Interest expense (a)...............................................              (23)         (25)        (72)         (48)
Other income, net..................................................               --            1          --            8
Loss on debt modification..........................................               --           --         (15)          --
Reorganization items, net..........................................              (24)          --         (49)          --
                                                                                ----         ----      ------       ------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)...........................              (96)         (60)       (192)         (94)
Income tax expense (benefit).......................................                2          (22)          6          (39)
                                                                                ----         ----      ------       ------
LOSS FROM CONTINUING OPERATIONS....................................              (98)         (38)       (198)         (55)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX......................               --           --          --           (2)
                                                                                ----         ----      ------       ------
NET LOSS...........................................................             $(98)        $(38)     $ (198)      $  (57)
                                                                                ====         ====      ======       ======

BASIC AND DILUTED LOSS PER SHARE:
Loss from Continuing Operations ...................................           $(0.94)      $(0.36)     $(1.90)      $(0.52)
Net Loss...........................................................           $(0.94)      $(0.36)     $(1.90)      $(0.54)


BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING..............            104.5        104.6       104.5        104.6
                                                                               =====        =====       =====        =====

(a) Interest expense excludes unrecorded contractual interest expense for the three and six months ended June 30, 2004 of $8 and $16, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                  CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                                   (DOLLARS IN MILLIONS)
                                                        (UNAUDITED)

                                                                               THREE MONTHS                  SIX MONTHS
                                                                              ENDED JUNE 30,               ENDED JUNE 30,
                                                                              --------------               --------------
                                                                            2004         2003             2004        2003
                                                                            ----         ----             ----        ----
NET LOSS.........................................................          $  (98)      $   (38)        $ (198)       $ (57)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ................................               1             6             (1)          43
Minimum pension liability adjustments, net of tax ...............              18            --             18           --
                                                                           ------       -------         ------        -----
COMPREHENSIVE LOSS...............................................          $  (79)      $   (32)        $ (181)       $ (14)
                                                                           ======       =======         ======        =====


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                 SOLUTIA INC.
                                            (DEBTOR-IN-POSSESSION)

                            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       2004              2003
                                                                                       ----              ----
                                                                                    (UNAUDITED)
                                                                                    -----------
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents.................................................            $   98            $  159
Trade receivables, net of allowances of $14 in 2004 and 2003..............               341               281
Miscellaneous receivables ................................................                87                84
Inventories...............................................................               248               240
Prepaid expenses and other assets.........................................                28                40
                                                                                      ------            ------
TOTAL CURRENT ASSETS......................................................               802               804

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
  $2,628 in 2004 and $2,597 in 2003.......................................               858               909
INVESTMENTS IN AFFILIATES.................................................               193               206
GOODWILL..................................................................                97                97
IDENTIFIED INTANGIBLE ASSETS, net ........................................                42                43
OTHER ASSETS..............................................................               201               387
                                                                                      ------            ------
TOTAL ASSETS..............................................................            $2,193            $2,446
                                                                                      ======            ======

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable .........................................................            $  155            $   78
Accrued liabilities ......................................................               264               304
Short-term debt ..........................................................                --               361
                                                                                      ------            ------
TOTAL CURRENT LIABILITIES ................................................               419               743
LONG-TERM DEBT ...........................................................               599               294
OTHER LIABILITIES ........................................................               288               313
                                                                                      ------            ------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................             1,306             1,350

LIABILITIES SUBJECT TO COMPROMISE ........................................             2,194             2,221

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2004 and 2003...........................                 1                 1
    Additional contributed capital........................................                56                56
    Treasury stock, at cost (13,913,996 shares in 2004 and 13,838,717 in
      2003)                                                                             (251)             (251)
Net deficiency of assets at spin-off......................................              (113)             (113)
Accumulated other comprehensive loss......................................               (56)              (72)
Accumulated deficit.......................................................              (944)             (746)
                                                                                      ------            ------
TOTAL SHAREHOLDERS' DEFICIT...............................................            (1,307)           (1,125)
                                                                                      ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............................            $2,193            $2,446
                                                                                      ======            ======


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                      SOLUTIA INC.
                                                 (DEBTOR-IN-POSSESSION)

                                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (DOLLARS IN MILLIONS)
                                                       (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                       --------
                                                                                              2004                 2003
                                                                                              ----                 ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net loss ......................................................................             $  (198)              $  (57)
Adjustments to reconcile to Cash From Operations:
     Depreciation and amortization.............................................                  64                   68
     Loss from discontinued operations, net of tax.............................                  --                    2
     Amortization of deferred credits..........................................                 (19)                  (7)
     Restructuring expenses and other charges..................................                 138                   52
     Reorganization items, net.................................................                  49                   --
     Other, net................................................................                   3                    8
     Changes in assets and liabilities:
          Income and deferred taxes............................................                  (2)                 (42)
          Trade receivables....................................................                 (60)                 (34)
          Inventories..........................................................                  (8)                  (7)
          Accounts payable.....................................................                  77                  (22)
          Liabilities subject to compromise....................................                 (27)                  --
          Other assets and liabilities.........................................                 (21)                  (2)
                                                                                            -------               ------
CASH USED IN OPERATING ACTIVITIES--CONTINUING OPERATIONS.......................                  (4)                 (41)
CASH USED IN OPERATING ACTIVITIES--DISCONTINUED OPERATIONS.....................                  --                  (11)
                                                                                            -------               ------
CASH USED IN OPERATING ACTIVITIES..............................................                  (4)                 (52)
                                                                                            -------               ------

INVESTING ACTIVITIES:
Property, plant and equipment purchases........................................                 (22)                 (46)
Acquisition and investment payments............................................                 (36)                 (27)
Other investing activities.....................................................                  --                   (1)
                                                                                            -------               ------
CASH USED IN INVESTING ACTIVITIES--CONTINUING OPERATIONS.......................                 (58)                 (74)
CASH PROVIDED BY INVESTING ACTIVITIES--DISCONTINUED OPERATIONS.................                  --                  477
                                                                                            -------               ------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES................................                 (58)                 403
                                                                                            -------               ------

FINANCING ACTIVITIES:
Net change in short-term debt obligations......................................                (361)                (239)
Proceeds from long-term debt obligations.......................................                 300                   --
Net change in cash collateralized letters of credit............................                  76                  (39)
Deferred debt issuance costs...................................................                 (13)                  --
Other financing activities.....................................................                  (1)                  (1)
                                                                                            -------               ------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES--CONTINUING OPERATIONS.........                   1                 (279)
CASH USED IN FINANCING ACTIVITIES--DISCONTINUED OPERATIONS.....................                  --                   (5)
                                                                                            -------               ------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES................................                   1                 (284)
                                                                                            -------               ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................                 (61)                  67

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..............................................................                 159                   17
                                                                                            -------               ------
END OF PERIOD..................................................................             $    98               $   84
                                                                                            =======               ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for reorganization items (included in other assets and
  liabilities above)...........................................................             $   (16)              $   --
                                                                                            ========              ======
See accompanying Notes to Condensed Consolidated Financial Statements.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

1.  NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDINGS

Nature of Operations

         Solutia Inc. and its subsidiaries (referred to herein as "Solutia" or the "Company") make and sell a variety of high-performance chemical-based materials. Solutia is a world leader in performance films for laminated safety glass and after-market applications; process development and scale-up services for pharmaceutical fine chemicals; specialties such as water treatment chemicals, heat transfer fluids and aviation hydraulic fluids; and an integrated family of nylon products including high-performance polymers and fibers.

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

Bankruptcy Proceedings

         On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing. Information concerning the status of the ongoing bankruptcy proceedings may be obtained from Solutia's website at www.solutia.com and at www.nysb.uscourts.gov, the official website for the bankruptcy court.

         The filing was made to restructure the Company's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs to allow the Company to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of legacy liabilities. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs, have been an obstacle to Solutia's financial stability and success. While Solutia believes it will be able to achieve these objectives through the bankruptcy process, there can be no certainty that it will be successful in doing so.

         Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the filing, all orders sufficient to enable Solutia to conduct normal business activities, including the approval of the Company's DIP financing, have been entered by the bankruptcy court. While Solutia is subject to Chapter 11, all transactions outside the ordinary course of business require the prior approval of the bankruptcy court.

         As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect pre-petition claims except pursuant to an order of the bankruptcy court.

         Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock, and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization. Solutia is unable to predict what recovery such a plan of reorganization will provide to holders of Solutia's outstanding debt securities. While Solutia filed for Chapter 11 in part to gain relief from the legacy liabilities it was required to assume when it was spun off from Pharmacia, the extent to which such relief will be achieved is uncertain at this time. It is also possible that pursuant to a plan of reorganization Solutia will agree to retain a portion of the legacy liabilities.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


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

         The condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. Continuation of the Company as a going concern is contingent upon, among other things, Solutia's ability (i) to comply with the terms and conditions of its DIP financing; (ii) to obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and
(v) to obtain financing sources to meet the Company's future obligations. These matters create uncertainty about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications of prior year's financial information have been made to conform to the 2004 presentation.

Condensed Consolidating Financial Statements
--------------------------------------------

         Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                         CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2004

                                                  Solutia and
                                                 Subsidiaries     Subsidiaries                  Solutia and
                                                      in             not in                     Subsidiaries
                                                 Reorganization  Reorganization   Eliminations  Consolidated
                                                 --------------  --------------   ------------  ------------
ASSETS
Current assets............................       $    551            $  347         $   (96)    $      802
Property, plant and equipment, net........            724               134              --            858
Investment in subsidiaries and affiliates.            346               236            (389)           193
Intangible assets, net....................            102                37              --            139
Other assets..............................            151                50              --            201
                                                 ------------------------------------------------------------
   TOTAL ASSETS...........................         $1,874              $804           $(485)        $2,193
                                                 ============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities.......................       $    407              $195           $(183)          $419
Long-term debt............................            344               255              --            599
Other liabilities.........................            236                52              --            288
                                                 ------------------------------------------------------------
Total liabilities not subject to compromise           987               502            (183)         1,306

Liabilities subject to compromise.........          2,194                --              --          2,194

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......         (1,307)              302            (302)        (1,307)
                                                 ------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT) ................................         $1,874              $804           $(485)        $2,193
                                                 ============================================================

                       CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2003

                                                  Solutia and
                                                 Subsidiaries     Subsidiaries                  Solutia and
                                                      in             not in                     Subsidiaries
                                                 Reorganization  Reorganization   Eliminations  Consolidated
                                                 --------------  --------------   ------------  ------------
ASSETS
Current assets............................        $   557             $ 323          $  (76)       $   804
Property, plant and equipment, net........            771               138              --            909
Investment in subsidiaries and affiliates.            344               236            (374)           206
Intangible assets, net....................            102                38              --            140
Other assets..............................            340                47              --            387
                                                 ------------------------------------------------------------
   TOTAL ASSETS...........................        $ 2,114             $ 782          $ (450)       $ 2,446
                                                 ============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities.......................        $   716             $ 341          $ (314)       $   743
Long-term debt............................             43               251              --            294
Other liabilities.........................            259                54              --            313
                                                 ------------------------------------------------------------
Total liabilities not subject to compromise         1,018               646            (314)         1,350

Liabilities subject to compromise.........          2,221                --              --          2,221

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......         (1,125)              136            (136)        (1,125)
                                                 ------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT) ................................        $ 2,114             $ 782          $ (450)       $ 2,446
                                                 ============================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004

                                                  Solutia and
                                                 Subsidiaries     Subsidiaries                  Solutia and
                                                      in             not in                     Subsidiaries
                                                 Reorganization  Reorganization   Eliminations  Consolidated
                                                 --------------  --------------   ------------  ------------
NET SALES.................................          $ 573            $  223         $   (97)          $699
Cost of goods sold........................            575               183            (103)           655
                                                 ------------------------------------------------------------
GROSS PROFIT..............................             (2)               40               6             44

Marketing, administrative and technological
expenses..................................             74                15              --             89
Amortization expense......................             --                 1              --              1
                                                 ------------------------------------------------------------
OPERATING INCOME (LOSS)...................            (76)               24               6            (46)

Equity earnings (loss) from affiliates....             13                (2)            (14)            (3)
Interest expense..........................            (17)               (6)             --            (23)
Reorganization items, net.................            (24)               --              --            (24)
Other income, net.........................              6                --              (6)            --
                                                 ------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE ..            (98)               16             (14)           (96)

Income tax expense .......................             --                 2              --              2
                                                 ------------------------------------------------------------
NET INCOME (LOSS).........................          $ (98)             $ 14         $   (14)          $(98)
                                                 ============================================================

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                  Solutia and
                                                 Subsidiaries     Subsidiaries                  Solutia and
                                                      in             not in                     Subsidiaries
                                                 Reorganization  Reorganization   Eliminations  Consolidated
                                                 --------------  --------------   ------------  ------------
NET SALES.................................         $1,096              $432           $(186)        $1,342
Cost of goods sold........................          1,067               359            (199)         1,227
                                                 ------------------------------------------------------------
GROSS PROFIT..............................             29                73              13            115

Marketing, administrative and technological
expenses..................................            128                30              --            158
Amortization expense......................             --                 1              --              1
                                                 ------------------------------------------------------------
OPERATING INCOME (LOSS)...................            (99)               42              13            (44)

Equity loss from affiliates...............             (4)               --              (8)           (12)
Interest expense..........................            (59)              (13)             --            (72)
Loss on debt modification.................             --               (15)             --            (15)
Reorganization items, net.................            (49)               --              --            (49)
Other income (expense), net...............             13                (2)            (11)            --
                                                 ------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE ..           (198)               12              (6)          (192)

Income tax expense .......................             --                 6              --              6
                                                 ------------------------------------------------------------
NET INCOME (LOSS).........................          $(198)             $  6           $  (6)        $ (198)
                                                 ============================================================

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                  Solutia and
                                                 Subsidiaries     Subsidiaries                  Solutia and
                                                      in             not in                     Subsidiaries
                                                 Reorganization  Reorganization   Eliminations  Consolidated
                                                 --------------  --------------   ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES..................................       $(16)              $12            $--           $(4)
NET CASH USED IN INVESTING ACTIVITIES.......        (48)              (10)            --           (58)
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES..................................         (9)               10             --             1
                                                 ------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.................................        (73)               12             --           (61)

CASH AND CASH EQUIVALENTS:
   BEGINNING OF YEAR........................        125                34             --           159
                                                 ------------------------------------------------------------
   END OF YEAR..............................       $ 52               $46            $--           $98
                                                 ============================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


Recently Issued Accounting Standards

         In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act and supercedes existing FASB guidance with respect to the Act; FSP 106-1. Solutia adopted the provisions of FSP 106-2 in the quarter ended June 30, 2004, as further described in
Note 10.

2.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

         Under Chapter 11 of the U.S. Bankruptcy Code certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These estimated claims are reflected in the Condensed Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of June 30, 2004 and December 31, 2003 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or assumption of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

         Solutia has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses;
(vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. As applicable, these pre-petition items have been excluded from Liabilities Subject to Compromise as of June 30, 2004 and December 31, 2003.

         The amounts subject to compromise consisted of the following items:

                                                                          JUNE 30,         DECEMBER 31,
                                                                            2004              2003
                                                                            ----              ----
      Postretirement benefits (a)...............................           $1,135            $1,153
      Litigation reserves (b)...................................              146               146
      Accounts payable (c)......................................              122               122
      Environmental reserves (d)................................               84                85
      Other miscellaneous liabilities...........................               82                90

      6.72% debentures puttable 2004, due 2037(e)...............              150               150
      7.375% debentures due 2027(e).............................              300               300
      11.25% notes due 2009 (f).................................              223               223
                                                                           ------            ------
                                                                              673               673
      Unamortized debt discount and debt issuance costs.........              (48)              (48)
                                                                           ------            ------
            TOTAL DEBT SUBJECT TO COMPROMISE....................              625               625
                                                                           ------            ------

      TOTAL LIABILITIES SUBJECT TO COMPROMISE...................           $2,194            $2,221
                                                                           ======            ======




                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


(a) Postretirement benefits include Solutia's domestic (i) qualified pension plan of $425 and $420 as of June 30, 2004 and December 31, 2003, respectively; (ii) non-qualified pension plan of $18 and $23 as of June 30, 2004 and December 31, 2003, respectively; and (iii) other postretirement benefits of $692 and $710 as of June 30, 2004 and December 31, 2003, respectively. Pursuant to bankruptcy court order, Solutia made payments with respect to postretirement obligations of approximately $22 and $42 in the three and six months ended June 30, 2004, respectively.
(b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against the Company outside of the bankruptcy court process. Consequently, the Company's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of June 30, 2004 and December 31, 2003.
(c) Pursuant to bankruptcy court order, Solutia made payments of approximately $2 and $17 in the three and six months ended June 30, 2004, respectively. Solutia also reclassified into accounts payable subject to compromise, from balances previously accrued in liability accounts not subject to compromise, approximately $2 and $17 in the three and six months ended June 30, 2004, respectively.
(d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to current operating sites. Solutia made payments of approximately $1 in the six months ended June 30, 2004 with respect to these environmental obligations subject to compromise. See Note 9 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.
(e) While operating during the Chapter 11 proceedings, Solutia has ceased recording interest on its 6.72% debentures puttable 2004, due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the three and six months ended June 30, 2004 was approximately $8 and $16, respectively.
(f) Pursuant to bankruptcy court order, Solutia is required to continue payments of the contractual interest for the 11.25% notes due 2009 through January 2005. Whether or not interest is paid on those notes after January 2005 will depend on resolution of several issues, including the nature of the original issue discount on the notes and the amount of the discount attributable to warrants that were issued contemporaneously, and on a determination as to whether the notes are fully secured. The amount of contractual interest paid with respect to these notes was approximately $13 in the six months ended June 30, 2004 and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of both June 30, 2004 and December 31, 2003.

Reorganization Items, Net

         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         Reorganization items, net consisted of the following items:

                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                  JUNE 30, 2004             JUNE 30, 2004
                                                                  -------------             -------------
          Professional fees (a).............................         $ (11)                     $ (24)
          Contract rejection and termination costs (b)......           (11)                       (20)
          Severance and employee retention costs (c)........            (4)                        (7)
          Net gain on settlement of pre-petition claims (d).             2                          2
                                                                     -----                      -----
          TOTAL REORGANIZATION ITEMS, NET...................         $ (24)                     $ (49)
                                                                     =====                      =====

(a) Professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings.
(b) Asset write-offs associated with contract rejections and terminations resulting from the ongoing reorganization-related evaluation of the financial viability of the Company's existing contracts. The potential claim amount against Solutia with respect to these contract rejections and terminations cannot be reasonably determined at this point and accordingly no amount has been recorded as of June 30, 2004.
(c) Expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court.
(d) Solutia recorded a net gain of $2 representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded. The pre-petition obligations were for certain




                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


         retirement benefits and retention obligations involving particular employees severed during the three months ended June 30, 2004.

3.  DISCONTINUED OPERATIONS

         On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003, the sale was completed resulting in a pre-tax gain of $24. In addition, the operating results of the resins, additives and adhesives businesses were reported separately as discontinued operations in the Condensed Consolidated Statement of Operations.

         Net sales and loss from discontinued operations for the six months ended June 30, 2003 were as follows:

Net sales.........................................................               $53

Income before income tax expense..................................                 7
Income tax expense................................................                 9
                                                                                ----
Loss from discontinued operations.................................              $ (2)
                                                                                ====

4.  STOCK OPTION PLANS

         Effective January 1, 2003, Solutia adopted Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which allowed Solutia to continue to follow the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in the Condensed Consolidated Statement of Operations, as all options granted under the plans had an exercise price equal to the market value of the Company's stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards as follows:

                                                                THREE MONTHS                          SIX MONTHS
                                                                ENDED JUNE 30,                       ENDED JUNE 30,
                                                                --------------                       --------------
                                                            2004              2003               2004             2003
                                                            ----              ----               ----             ----
NET LOSS:
      As reported....................................      $  (98)           $  (38)           $  (198)          $  (57)
      Deduct: Total stock-based employee
          compensation expense determined using the
          Black-Scholes option-pricing model for all
          awards, net of tax.........................          (1)               (1)                (2)              (3)
                                                           ------            ------             ------           ------
      Pro forma......................................      $  (99)           $  (39)            $ (200)          $  (60)
                                                           ======            ======             ======           ======

LOSS PER SHARE:
      Basic and diluted - as reported................      $(0.94)           $(0.36)            $(1.90)          $(0.54)
      Basic and diluted - pro forma..................      $(0.95)           $(0.37)            $(1.92)          $(0.57)

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


5.  GOODWILL AND OTHER INTANGIBLE ASSETS

         There were no acquisitions of intangible assets and there have been no changes to amortizable lives or amortization methods in the six months ended June 30, 2004. Annual amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $2 in both 2004 and 2005, $1 in 2006, and less than $1 in both 2007 and 2008. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. However, impairment analyses are performed more frequently if changes in circumstances indicate the carrying value may not be recoverable during the intervening period between annual impairment tests.

         Goodwill and trademarks are allocated to the Performance Products and Services segment which includes the CPFilms and Pharmaceutical Services reporting units. Trademarks are included within Identified Intangible Assets, net in the Condensed Consolidated Statement of Financial Position. The allocation of these items is as follows:

                                                                                                  TOTAL
                                                                                               PERFORMANCE
                                                                            PHARMACEUTICAL     PRODUCTS AND
                                                              CPFILMS          SERVICES          SERVICES
                                                          --------------------------------------------------
Goodwill, December 31, 2003......................              $  74              $ 23            $  97
Translation......................................                  1                (1)              --
                                                          --------------------------------------------------
GOODWILL, JUNE 30, 2004..........................              $  75              $ 22            $  97
                                                          ==================================================

Trademarks, December 31, 2003....................              $  26              $  1            $  27
Translation......................................                 --                --               --
                                                          --------------------------------------------------
TRADEMARKS, JUNE 30, 2004........................              $  26              $  1            $  27
                                                          ==================================================

         Amortized identified intangible assets generally include contract-based intangible assets and are summarized in aggregate as follows:

                                                              GROSS                             NET
                                                             CARRYING        ACCUMULATED      CARRYING
                                                               VALUE         AMORTIZATION      VALUE
                                                          ------------------------------------------------
Amortized Intangible Assets, December 31, 2003...             $   33          $    (17)        $  16
Amortization.....................................                 --                (1)           (1)
                                                          ------------------------------------------------
AMORTIZED INTANGIBLE ASSETS, JUNE 30, 2004.......             $   33          $    (18)        $  15
                                                          ================================================


6.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

INVENTORIES                                                               JUNE 30,             DECEMBER 31,
                                                                            2004                  2003
                                                                            ----                  ----
Finished goods................................................            $    198              $    192
Goods in process..............................................                 104                    92
Raw materials and supplies....................................                  93                    83
                                                                          --------              --------
Inventories, at FIFO cost.....................................                 395                   367
Excess of FIFO over LIFO cost.................................                (147)                 (127)
                                                                          --------              --------
TOTAL INVENTORIES.............................................            $    248              $    240
                                                                          ========              ========

         Inventories at FIFO approximate current cost.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)




                                                                          JUNE 30,            December 31,
OTHER ASSETS                                                                2004                  2003
                                                                            ----                  ----
Computer software.............................................            $     42              $    48
Cash underlying collateralized letters of credit (a)..........                  29                  132
Intangible pension asset......................................                  11                   81
Other.........................................................                 119                  126
                                                                          --------              -------
TOTAL OTHER ASSETS............................................            $    201              $   387
                                                                          ========              =======

     (a) In the first quarter 2004, Solutia settled a $27 pre-petition letter of credit paid by the intermediary financial institution to the letter of credit counterparty. This letter of credit was collateralized by cash that Solutia had disbursed prior to the bankruptcy filing, and accordingly, has been presented as a non-cash transaction with respect to the Condensed Consolidated Statement of Cash Flows in the six months ended June 30, 2004.

                                                                           JUNE 30,           December 31,
ACCRUED LIABILITIES                                                          2004                 2003
                                                                             ----                 ----
Accrued rebates and sales returns/allowances..................             $    27             $     32
Accrued interest..............................................                  25                   28
Wages and benefits............................................                  20                   24
Astaris keepwell guarantee....................................                  10                   51
Other.........................................................                 182                  169
                                                                           -------             --------
TOTAL ACCRUED LIABILITIES.....................................             $   264             $    304
                                                                           =======             ========

7.  RESTRUCTURING RESERVES

         During the three months ended June 30, 2004, Solutia recorded $12 of restructuring costs to Cost of Goods Sold principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including $9 for decommissioning and dismantling costs, $1 of severance and retraining costs, and $2 of various other restructuring costs. These restructuring charges were recorded in the Performance Products and Services segment and resulted principally from Solutia's continued strategic evaluation of its businesses. In addition, Solutia recorded $2 of severance costs during the three months ended June 30, 2004 in Reorganization Items, net related to management positions within the corporate unallocated function with respect to workforce reduction initiatives directly associated with the bankruptcy reorganization process.

         During the six months ended June 30, 2004, Solutia recorded restructuring charges of $17 to cost of goods sold principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including $10 for decommissioning and dismantling costs, $2 related to non-cancelable operating leases; $2 of severance and retraining costs; and $3 of other various restructuring charges. These restructuring charges were recorded in the Performance Products and Services segment and resulted principally from Solutia's continued strategic evaluation of its businesses. In addition, Solutia recorded $2 of severance costs during the six months ended June 30, 2004 in Reorganization Items, net related to management positions within the corporate unallocated function with respect to workforce reduction initiatives directly associated with the bankruptcy reorganization process.

         The severance and retraining charges of $3 and $4 recorded in the three and six months ended June 30, 2004, respectively, involved the termination of approximately 90 and 110 positions, respectively. Additionally, Solutia eliminated a modest number of positions through planned attrition in the three and six months ended June 30, 2004. Solutia expects to incur approximately $1 in retraining costs and $1 in severance costs in the third and fourth quarters of 2004 related to workforce reduction initiatives involving approximately 30 positions. However, Solutia cannot forecast the level of future restructuring

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



charges beyond this specifically identified $2 of workforce reduction charges due to the inherent uncertainty involved in operating as a debtor-in-possession under Chapter 11 bankruptcy protection.

         A summary of restructuring activity during the three and six months ended June 30, 2004 is presented as follows:

                                                            FUTURE
                                              DECON/        LEASE       EMPLOYMENT
                                           DISMANTLING     PAYMENTS     REDUCTIONS    OTHER COSTS        TOTAL
                                           -------------------------------------------------------------------------
Balance at December 31, 2003.........         $ --           $ 14          $ --           $ 3             $ 17
  Charges taken......................            1              2             1             1                5
  Amounts utilized...................           (1)            --            --            (1)              (2)
                                           -------------------------------------------------------------------------
BALANCE AT MARCH 31, 2004............          $--            $16           $ 1           $ 3             $ 20
  Charges taken......................            9             --             3             2               14
  Amounts utilized...................           (3)            (1)           --            (2)              (6)
                                           -------------------------------------------------------------------------
BALANCE AT JUNE 30, 2004.............           $6            $15            $4           $ 3              $28
                                           =========================================================================

8.  INCOME TAXES

         The income tax expense of $2 and $6 in the three and six months ended June 30, 2004, respectively, was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, the Company did not record any U.S. income tax benefit for losses incurred from its domestic operations (including temporary differences) during the three and six months ended June 30, 2004. Consequently, the increases in federal and state deferred tax assets, as a result of the increases in net operating losses generated during the three and six months ended June 30, 2004, were offset by corresponding increases in valuation allowances. See Note 13 of Solutia's 2003 Form 10-K/A for additional information concerning the Company's deferred tax assets and increases in valuation allowances due to Solutia's Chapter 11 filing.

9.  CONTINGENCIES

Litigation

         Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spin-off from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 case. This estimated unsecured claim amount was classified as a liability subject to compromise as of both June 30, 2004 and December 31, 2003 in the amount of $146.

         Solutia's 2003 Form 10-K/A described a number of legal proceedings in which Solutia was a named defendant or was defending solely due to its indemnification obligations referred to above. The Company is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, in this and subsequent reports filed with the Securities and Exchange Commission, Solutia will cease reporting on the status of those legal proceedings. The legal proceedings which are in this category are
(i) Owens v. Monsanto; (ii) Payton v. Monsanto; (iii) other Anniston cases;
(iv) the PENNDOT case; and (v) premises based asbestos litigation.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



         Following is a summary of legal proceedings that Solutia or certain of its equity affiliates continue to manage that could result in an outcome that is material to the condensed consolidated financial statements.

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

         On April 19, 2004, the United States District Court for the Northern District of Alabama issued a two sentence order finding that the Anniston Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and as a result the automatic stay provisions of the United States Bankruptcy Code are inapplicable to the Company's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and the Company stipulate that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. The Company has asked the District Court to reconsider its order and to bring it into accord with the Stipulation and Agreed Order consented to by the EPA and entered by the U.S. Bankruptcy Court.

         Flexsys Related Litigation

         Solutia's 2003 Form 10-K/A and its Form 10-Q for the quarter ended March 31, 2004 describe an investigation by antitrust authorities in the United States, Europe and Canada of past commercial practices in the rubber chemicals industry against Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., and other producers of rubber chemicals. Those periodic filings also describe a number of purported class actions that have been filed against Flexsys and other producers of rubber chemicals as well as related shareholder derivative actions and shareholder class actions that have been filed against Solutia and certain of its officers and directors. Set forth below is a description of the material developments in those cases as well as other material litigation developments that have occurred since our first quarter Form 10-Q filing.

         Actions against Flexsys. A purported class action has been filed in Massachusetts state court against Flexsys and other past and present rubber chemical producers on behalf of all indirect consumers of rubber chemicals for damages sustained as a result of alleged anti-competitive practices in the sale of rubber chemicals. In addition to the Massachusetts case, thirteen state court actions filed by retail tire purchasers against Flexsys and other producers of rubber chemicals remain pending either on appeal or at the trial court level in preliminary motion phases. On July 15, 2004, RBX Industries, Inc. v. Bayer Corp., Flexsys, et al. was filed against Flexsys and other producers of rubber chemicals in the United States District Court for the Western District of Pennsylvania. Plaintiff alleges that during the period 1995 through 2001 the defendants conspired through marketing and sales practices to cause plaintiff to pay supra-competitive prices and seeks treble damages from the defendants. Solutia is not a named defendant in any of these cases.

         In May 2004, two purported class actions were filed in the Province of Quebec Canada against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Statutory damages of (CAD) $14.6 along with exemplary damages of (CAD) $.000025 per person are being sought. A hearing is tentatively scheduled to

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



determine which case will be allowed to go forward. Solutia is not a named defendant in either of these class actions.

         Actions against Solutia. Solutia's 2003 Form 10-K/A and its Form 10-Q for the quarter ended March 31, 2004 describe a consolidated class action in the U.S. District Court in California brought by individuals who allegedly purchased Solutia stock at inflated prices as a result of the incorporation of Solutia's share of Flexsys' financial results which were purportedly inflated as a result of anticompetitive collusion between Flexsys and other rubber chemical producers during the period December 1998 through October 2002. The consolidated action has been automatically stayed with respect to Solutia by virtue of Section 362(a) of the Bankruptcy Code but has not been stayed with respect to the individual defendants. On
July 28, 2004, the court granted the individual defendants' motion to dismiss for failure to state a claim but also granting plaintiffs ten days to file an amended compliant.

Environmental Liabilities

         Environmental compliance and remediation costs incurred by the Company generally fall into two broad categories: (i) obligations related to properties currently owned or operated by Solutia and (ii) obligations related to properties that are not owned by Solutia, including non-owned properties adjacent to current operating sites. For the owned and operated sites, Solutia had an accrued liability of $76 and $81 as of June 30, 2004 and December 31, 2003, respectively, for solid and hazardous waste remediation, which represents the Company's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of the Company's operating locations. This liability is not classified as subject to compromise in the Condensed Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, the Company will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, the Company ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

         The Company had an accrued liability of $84 and $85 as of June 30, 2004 and December 31, 2003, respectively, primarily for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Condensed Consolidated Statement of Financial Position as of both June 30, 2004 and December 31, 2003, as the Company currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. The EPA and/or Pharmacia are currently contesting this view (as more fully disclosed in the above Anniston Partial Consent Decree disclosure). In addition, remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 case.

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

Astaris Joint Venture

         On October 8, 2003, Solutia and Astaris, a 50/50 joint venture with FMC Corporation, amended its external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris. The agreement was also amended to provide for a dollar-for-dollar reduction of the Astaris lenders' commitments with future payments made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment provided a $67 limitation for each of Solutia and FMC on future funding in the event the joint venture continued to fail to meet certain financial benchmarks. Solutia's $67 letter of credit was reduced dollar-for-dollar as payments were made by Solutia under its existing support agreement. Solutia made approximately $36 of investment payments in the six months ended June 30, 2004 to keep the Astaris joint venture in

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


compliance with its financial covenants. The remaining commitment to Astaris was $10 and $51 as of June 30, 2004 and December 31, 2003, respectively, and was recorded as a liability in the Condensed Consolidated Statement of Financial Position in these periods accordingly.

         FMC and Solutia also agreed conceptually to allow Astaris to defer up to approximately $30 of payment obligations to each of FMC and Solutia under existing operating agreements and certain other agreements over the next 12-15 months to provide liquidity assistance to Astaris as it implements its business restructuring. Astaris, FMC and Solutia are currently negotiating a definitive agreement to allow for the deferral of these obligations, including repayment terms and conditions with respect to the deferred amounts. The deferral amount outstanding from Astaris to Solutia was $14 and $2 as of June 30, 2004 and December 31, 2003, respectively.

UCB S.A. Dispute

         On December 2, 2002, Solutia signed a definitive stock and asset purchase agreement ("SAPA") to sell its resins, additives and adhesives businesses to UCB S.A. for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003, the sale was completed. During 2003 a number of disputes arose between the parties as to amounts due under various provisions of the SAPA which were unresolved as of Solutia's Chapter 11 filing date. Solutia had approximately $30 recorded for this liability as of both June 30, 2004 and December 31, 2003. As a result of Solutia's Chapter 11 filing, this liability has been classified as subject to compromise in the Condensed Consolidated Statement of Financial Position and will be addressed in conjunction with the ongoing bankruptcy proceedings.

Impact of Chapter 11 Proceedings

         During the reorganization process, substantially all pending litigation against Solutia and its subsidiaries that filed for reorganization under Chapter 11 ("Debtors") is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims addressed by the bankruptcy court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, assumption or rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events. Additional pre-filing claims not currently reflected in the condensed consolidated financial statements may be identified through the proof of claim reconciliation process. The amount of pre-filing claims ultimately allowed by the bankruptcy court with respect to contingent claims may be materially different from the amounts reflected in the condensed consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to their filing date may be subject to compromise in connection with the plan of reorganization. The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company may retain certain obligations currently classified as subject to compromise in the Condensed Consolidated Statement of Financial Position.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



10.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

         For the three and six months ended June 30, 2004 and 2003, Solutia's pension and healthcare and other benefit costs were as follows:

                                                                      PENSION BENEFITS
                                                                      ----------------
                                                      THREE MONTHS                        SIX MONTHS
                                                      ------------                        ----------
                                                     ENDED JUNE 30,                     ENDED JUNE 30,
                                                     --------------                     --------------

                                                  2004             2003            2004              2003
                                                  ----             ----            ----              ----
Service costs for benefits earned........         $ 6              $ 7             $ 13              $ 15
Interest cost on benefit obligation......          35               28               56                57
Assumed return on plan assets............         (34)             (30)             (54)              (62)
Prior service costs .....................           2                5                6                10
Recognized net (gain)/loss...............           2               (1)               4                (1)
Curtailment and settlement net charges ..          62               --               62                --
                                                 ----              ---             ----              ----
Total....................................        $ 73              $ 9             $ 87              $ 19
                                                 ====              ===             ====              ====

                                                                HEALTHCARE AND OTHER BENEFITS
                                                                -----------------------------
                                                      THREE MONTHS                        SIX MONTHS
                                                      ------------                        ----------
                                                     ENDED JUNE 30,                     ENDED JUNE 30,
                                                     --------------                     --------------

                                                  2004             2003            2004              2003
                                                  ----             ----            ----              ----
Service costs for benefits earned........         $ 2              $ 2             $ 5               $ 5
Interest cost on benefit obligation......          13               10              24                25
Prior service costs .....................          (4)              (2)             (8)               (6)
Recognized net loss......................           2                1               5                 3
                                                  ---             ----            ----              ----
Total....................................         $13             $ 11            $ 26              $ 27
                                                  ===             ====            ====              ====

Pension Curtailments and Settlements
------------------------------------

         Solutia amended its U.S. qualified and non-qualified pension plans in the second quarter 2004 to cease future benefit accruals effective July 1, 2004 for non-union participants in these plans. As a result, Solutia recorded a pension curtailment net loss of $63 due to the reduction in anticipated future service of participants in Solutia's U.S. qualified and non-qualified pension plans. In addition, Solutia recorded a pension settlement net gain of $1 resulting from the significant reduction in the number of participants in Solutia's non-qualified pension plan principally resulting from workforce reduction initiatives.

Adoption of FSP 106-2
---------------------

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As a result of the Act's passage, the FASB issued FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


Accordingly, the Company elected to defer recording the impact of the Act in its consolidated financial statements for the year ended December 31, 2003 in view of the fact that specific authoritative guidance on the accounting for the federal subsidy was pending and that guidance, when issued, could require the Company to change previously reported information.

         In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act and supercedes FSP 106-1. Solutia adopted the provisions of FSP 106-2 in the three months ended June 30, 2004.

         The second quarter 2004 adoption of FSP 106-2 resulted in a reduction in the accumulated postretirement benefit obligation ("APBO") related to benefits attributed to past service of approximately $26. In addition, net periodic postretirement benefit expense was reduced by approximately $1 in the three months ended June 30, 2004, reflecting amortization of the actuarial gain with respect to the subsidy, as well as a reduction in current period interest costs due to the subsidy. Employer Contributions

Employer Contributions

         Solutia disclosed in its 2003 Form 10-K/A that it did not expect to be required to make contributions to its qualified domestic pension plan in 2004 according to current IRS funding rules. No contributions have been made to the qualified domestic pension plan in the six months ended June 30, 2004. According to current IRS funding rules, Solutia is not required to make pension contributions in 2004 for its qualified domestic pension plan. However, the Company's current plan, subject to bankruptcy court approval, is to make a voluntary contribution of approximately $11 to the qualified domestic pension plan in the third quarter 2004. This voluntary contribution coupled with the cessation of future benefit accruals, effective July 1, 2004, will result in the reduction in required contributions, as well as the deferral of the timing of future required contributions.

11.  LOSS PER SHARE

                                                                  THREE MONTHS                              SIX MONTHS
                                                                 ENDED JUNE 30,                            ENDED JUNE 30,
                                                                 --------------                            --------------
                                                            2004                2003                  2004                 2003
                                                            ----                ----                  ----                 ----
Loss from Continuing Operations........................... $  (98)              $ (38)               $ (198)              $ (55)
Loss from Discontinued Operations, net of tax.............     --                  --                    --                  (2)
                                                           ------              ------               -------              ------
Net Loss.................................................. $  (98)              $ (38)               $ (198)              $ (57)
                                                           ======              ======               =======              ======

Basic and Diluted Loss per Share:
Loss from Continuing Operations...........................$ (0.94)            $ (0.36)              $ (1.90)             $(0.52)
                                                          -------             -------               -------              ------
Loss from Discontinued Operations, net of tax.............     --                  --                    --               (0.02)
                                                          -------             -------               -------              ------
Basic and Diluted Loss per Share..........................$ (0.94)            $ (0.36)              $ (1.90)             $(0.54)
                                                          =======             =======               =======              ======

Basic and Diluted Weighted Average Shares
Outstanding (in millions).................................  104.5               104.6                 104.5               104.6
                                                            =====               =====                 =====               =====

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


12.  SEGMENT DATA

         Solutia's management is organized around two strategic business platforms: Performance Products and Services and Integrated Nylon. Solutia's reportable segments and their major products are as follows:

                 PERFORMANCE PRODUCTS AND SERVICES                                INTEGRATED NYLON
                 ---------------------------------                                ----------------
                    SAFLEX(R) plastic interlayer                    Nylon intermediate "building block" chemicals

      Polyvinyl butyral for KEEPSAFE(R), and KEEPSAFE MAXIMUM(R)    Merchant polymer and nylon extrusion polymers,
                      laminated window glass                              including VYDYNE(R) and ASCEND(R)

     LLUMAR(R), VISTA(R) and GILA(R) professional and               Carpet fibers, including the WEAR-DATED(R) and
                        retail window films                                         ULTRON(R) brands

              VANCEVA(TM) plastic interlayer films                              Industrial nylon fibers

       Industrial products, including THERMINOL(R) heat            ACRILAN(R) acrylic fibers for apparel, upholstery
     transfer fluids, DEQUEST(R) water treatment chemicals,            fabrics, craft yarns and other applications
             and SKYDROL(R) aviation hydraulic fluids

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


         Segment data for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                    2004                         2003
                                            ----------------------      -----------------------
                                               NET       PROFIT            NET        PROFIT
                                              SALES      (LOSS)           SALES       (LOSS)
                                            ---------  -----------      ---------  ------------
SEGMENT:
Performance Products and Services...            $286     $   27             $268       $ 26
Integrated Nylon....................             413          5              357        (20)
                                             -------    -------              ---        ----
SEGMENT TOTALS......................             699         32              625          6

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses..............                        (78)                        (41)
    Equity loss from affiliates.....                         (3)                         (1)
    Interest expense................                        (23)                        (25)
    Reorganization items, net.......                                                 --
    Other income, net...............                         --                           1
CONSOLIDATED TOTALS:                            ----                        ----
    NET SALES.......................            $699                        $625
                                                ====     ------             ====     ------
    LOSS BEFORE INCOME TAXES........                     $  (96)                     $  (60)
                                                         ======                      ======

                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                      2004                        2003
                                            ----------------------      -----------------------
                                               NET       PROFIT            NET        PROFIT
                                              SALES      (LOSS)           SALES       (LOSS)
                                            ---------  -----------      ---------  ------------
SEGMENT:
Performance Products and Services...            $556    $    52             $  518     $   43
Integrated Nylon....................             786         (7)               718        (31)
                                               -----    -------             ------     ------
SEGMENT TOTALS......................           1,342         45              1,236         12

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses..............                        (89)                          (56)
    Equity loss from affiliates.....                        (12)                           (7)
    Interest expense................                        (72)                          (48)
    Loss on debt modification.......                        (15)                           --
    Reorganization items, net.......                        (49)                           --
    Other income, net...............                         --                             5
CONSOLIDATED TOTALS:                          ------                        ------
    NET SALES.......................          $1,342                        $1,236
                                              ======    -------             ======     ------
    LOSS BEFORE INCOME TAXES........                    $  (192)                       $  (94)
                                                        =======                        ======

13. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

         CPFilms, Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc., Solutia Investments, LLC and Solutia Business Enterprises, Inc., wholly-owned subsidiaries of the Company (the "Guarantors"), are guarantors of the holders of Solutia's 11.25% Senior Secured Notes due 2009 (the "Notes"). In connection with the completion of the October 2003 credit facility, Solutia Investments, LLC and Solutia Business Enterprises, Inc. became guarantors of the Notes through cross-guarantor provisions. Accordingly, the 2003 condensed consolidating financial statements below have been restated to reflect the addition of these two new guarantors. The Company's obligations under the October 2003 facility were paid in full with the proceeds of a final DIP facility dated as of January 16, 2004, which payment did not affect the Guarantors' obligations in respect of the Notes. Certain other wholly-owned subsidiaries of the Company (the "DIP Guarantors") guaranteed the final DIP facility (as well as a

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


smaller, interim DIP facility put in place as of December 19, 2003), but the DIP Guarantors were not required by the cross-guarantor provisions to guarantee the Notes.

         The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following condensed consolidating financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              THREE MONTHS ENDED JUNE 30, 2004

                                                Parent Only                       Non-                       Consolidated
                                                Solutia Inc.    Guarantors     Guarantors    Eliminations    Solutia Inc.
                                                ------------    ----------     ----------    ------------    ------------
NET SALES................................             $518           $52          $ 226          $ (97)            $699
Cost of goods sold.......................              550            23            185           (103)             655
                                               ----------------------------------------------------------------------------
GROSS PROFIT.............................              (32)           29             41              6               44
Marketing expenses.......................               26             6              8             --               40
Administrative expenses..................               23             2              8             --               33
Technological expenses...................               15            --              1             --               16
Amortization expense.....................               --            --              1             --                1
                                               ----------------------------------------------------------------------------
OPERATING INCOME (LOSS)..................              (96)           21             23              6              (46)
Equity earnings (loss) from affiliates...               53            19             (2)           (73)              (3)
Interest expense.........................              (33)           (1)           (13)            24              (23)
Other income, net........................                2            19              8            (29)              --
Reorganization items, net................              (24)           --             --             --              (24)
                                               ----------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES .......              (98)           58             16            (72)             (96)
Income tax expense ......................               --            --              2             --                2
                                               ----------------------------------------------------------------------------
NET INCOME (LOSS)........................            $ (98)         $ 58           $ 14          $ (72)           $ (98)
                                               ============================================================================


                              CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                              THREE MONTHS ENDED JUNE 30, 2004

                                                Parent Only                      Non-                       Consolidated
                                               Solutia Inc.     Guarantors    Guarantors    Eliminations    Solutia Inc.
                                               ------------     ----------    ----------    ------------    ------------
NET INCOME (LOSS)........................          $ (98)           $ 58          $ 14         $ (72)           $ (98)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.........              1              --             5            (5)               1
Minimum pension liability adjustments, net
of tax...................................             18              --            --            --               18
                                              ----------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)..............          $ (79)           $ 58          $ 19         $ (77)           $ (79)
                                              ============================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              THREE MONTHS ENDED JUNE 30, 2003

                                                   Parent Only                      Non-                        Consolidated
                                                  Solutia Inc.    Guarantors     Guarantors    Eliminations     Solutia Inc.
                                                  ------------    ----------     ----------    ------------     ------------
NET SALES ...................................         $ 468          $ 42          $ 199          $ (84)            $ 625
Cost of goods sold ..........................           481            19            165            (89)              576
                                                  ----------------------------------------------------------------------------
GROSS PROFIT ................................           (13)           23             34              5                49

Marketing expenses...........................            27             5              8             --                40
Administrative expenses......................            21             2             10             --                33
Technological expenses.......................            10            --              1             --                11
                                                  ----------------------------------------------------------------------------
OPERATING INCOME (LOSS) .....................           (71)           16             15              5               (35)
Equity earnings (loss) from affiliates.......            44             3             (1)           (47)               (1)
Interest expense ............................           (39)           (1)           (13)            28               (25)
Other income, net ...........................             3            24              6            (32)                1
                                                  ----------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES ...........           (63)           42              7            (46)              (60)
Income tax expense (benefit) ................           (25)            1              2             --               (22)
                                                  ----------------------------------------------------------------------------
NET INCOME (LOSS) ...........................         $ (38)         $ 41            $ 5          $ (46)            $ (38)
                                                  ============================================================================


                              CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                              THREE MONTHS ENDED JUNE 30, 2003

                                                   Parent Only                     Non-                        Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors     Eliminations    Solutia Inc.
                                                  ------------    ----------    ----------     ------------    ------------
NET INCOME (LOSS) ...........................        $ (38)          $ 41         $   5           $ (46)          $ (38)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ............            6              6           (11)              5               6
                                                  ----------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS) .................        $ (32)          $ 47         $  (6)          $ (41)          $ (32)
                                                  ===========================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                               SIX MONTHS ENDED JUNE 30, 2004

                                                Parent Only                       Non-                       Consolidated
                                                Solutia Inc.    Guarantors     Guarantors    Eliminations    Solutia Inc.
                                                ------------    ----------     ----------    ------------    ------------
NET SALES..................................         $1,000             $91           $437         $(186)         $1,342
Cost of goods sold.........................          1,022              41            363          (199)          1,227
                                               ----------------------------------------------------------------------------
GROSS PROFIT...............................            (22)             50             74            13             115
Marketing expenses.........................             47              11             16            --              74
Administrative expenses....................             39               4             15            --              58
Technological expenses.....................             24               1              1            --              26
Amortization expense.......................             --              --              1            --               1
                                               ----------------------------------------------------------------------------
OPERATING INCOME (LOSS)....................           (132)             34             41            13             (44)
Equity earnings (loss) from affiliates.....             68              11             --           (91)            (12)
Interest expense...........................            (91)             (1)           (28)           48             (72)
Other income, net..........................              6              38             14           (58)             --
Loss on debt modification..................             --              --            (15)           --             (15)
Reorganization items, net..................            (49)             --             --            --             (49)
                                               ----------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES .........           (198)             82             12           (88)           (192)
Income tax expense ........................             --              --              6            --               6
                                               ----------------------------------------------------------------------------
NET INCOME (LOSS)..........................          $(198)            $82             $6          $(88)          $(198)
                                               ============================================================================



                              CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                               SIX MONTHS ENDED JUNE 30, 2004

                                                Parent Only                      Non-                       Consolidated
                                               Solutia Inc.     Guarantors    Guarantors    Eliminations    Solutia Inc.
                                               ------------     ----------    ----------    ------------    ------------
NET INCOME (LOSS)..........................       $ (198)            $ 82          $  6         $ (88)         $ (198)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments...........           (1)              (1)            8            (7)             (1)
Minimum pension liability adjustments, net
of tax.....................................           18               --            --            --              18
                                              ----------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)................       $ (181)            $ 81          $ 14         $ (95)         $ (181)
                                              ========================================== =================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                                          SOLUTIA INC.
                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                               SIX MONTHS ENDED JUNE 30, 2003

                                                   Parent Only                      Non-                       Consolidated
                                                  Solutia Inc.    Guarantors     Guarantors    Eliminations    Solutia Inc.
                                                  ------------    ----------     ----------    ------------    ------------
NET SALES ...................................        $ 942          $ 75            $ 385        $ (166)          $ 1,236
Cost of goods sold ..........................          935            33              326          (176)            1,118
                                                  ---------------------------------------------------------------------------
GROSS PROFIT ................................            7            42               59            10               118

Marketing expenses ..........................           54            10               15            --                79
Administrative expenses .....................           42             4               17            --                63
Technological expenses ......................           21             1                1            --                23
Amortization expense ........................           --            --                1            --                 1
                                                  ---------------------------------------------------------------------------
OPERATING INCOME (LOSS) .....................         (110)           27               25            10               (48)
Equity earnings (loss) from affiliates.......           95            23               --          (124)               (6)
Interest expense ............................          (75)           (4)             (32)           63               (48)
Other income, net ...........................            6            49               20           (67)                8
                                                  ---------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES ...........          (84)           95               13          (118)              (94)
Income benefit ..............................          (29)           --              (12)            2               (39)
                                                  ---------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS               (55)           95               25          (120)              (55)
Loss from Discontinued Operations, net of tax           (2)         (103)            (103)          206                (2)
                                                  ---------------------------------------------------------------------------
NET LOSS ....................................        $ (57)         $ (8)           $ (78)         $ 86             $ (57)
                                                  ===========================================================================


                              CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                               SIX MONTHS ENDED JUNE 30, 2003

                                                   Parent Only                     Non-                       Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors    Eliminations    Solutia Inc.
                                                  ------------    ----------    ----------    ------------    ------------
NET LOSS ....................................        $ (57)         $ (8)          $ (78)        $  86         $   (57)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ............           43            44              19           (63)             43
                                                  --------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS) .................       $  (14)         $ 36           $ (59)        $  23         $   (14)
                                                  ==========================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                       JUNE 30, 2004

                                                  Parent Only                     Non-                       Consolidated
                                                 Solutia Inc.    Guarantors    Guarantors    Eliminations    Solutia Inc.
                                                 ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:.............................
Cash and cash equivalents...................        $   14         $   36        $   48        $   --          $   98
Trade receivables, net......................             1            198           142            --             341
Intercompany receivables....................           196            680            67          (943)             --
Miscellaneous receivables...................            65             --            22            --              87
Inventories.................................           127             29           106           (14)            248
Prepaid expenses and other current assets...            13             --            12             3              28
                                                 --------------------------------------------------------------------------
TOTAL CURRENT ASSETS........................           416            943           397          (954)            802

PROPERTY, PLANT AND EQUIPMENT, NET..........           651             73           134            --             858
INVESTMENTS IN AFFILIATES...................         2,241            201            34        (2,283)            193
GOODWILL....................................            --             72            25            --              97
IDENTIFIED INTANGIBLE ASSETS, NET...........             3             27            12            --              42
INTERCOMPANY ADVANCES.......................           128          1,238           722        (2,088)             --
OTHER ASSETS................................           151             --            50            --             201
                                                 --------------------------------------------------------------------------
TOTAL ASSETS................................       $ 3,590        $ 2,554       $ 1,374      $ (5,325)        $ 2,193
                                                 ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................         $ 111            $ 9          $ 37          $ (2)          $ 155
Intercompany payables.......................            69             33           114          (216)             --
Accrued liabilities.........................           160             10            94            --             264
Intercompany short-term debt................            --             --           185          (185)             --
                                                 --------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES...................           340             52           430          (403)            419

LONG-TERM DEBT..............................           343             --           256            --             599
INTERCOMPANY LONG-TERM DEBT.................            --             --           413          (413)             --
OTHER LIABILITIES...........................           236             --            52            --             288
                                                 --------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.           919             52         1,151          (816)          1,306

LIABILITIES SUBJECT TO COMPROMISE...........         3,978            411            20        (2,215)          2,194

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock................................             1             --            --            --               1
Additional contributed capital .............            56             --            --            --              56
Treasury stock..............................          (251)            --            --            --            (251)
Net (deficiency) excess of assets at spin-off
and subsidiary capital......................          (113)         2,091           203        (2,294)           (113)
Accumulated other comprehensive loss........           (56)            --            --            --             (56)
Accumulated deficit.........................          (944)            --            --            --            (944)
                                                 --------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........        (1,307)         2,091           203        (2,294)         (1,307)
                                                 --------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)...................................        $3,590        $ 2,554       $ 1,374      $ (5,325)        $ 2,193
                                                 ==========================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                     DECEMBER 31, 2003

                                                  Parent Only                     Non-                       Consolidated
                                                 Solutia Inc.    Guarantors    Guarantors    Eliminations    Solutia Inc.
                                                 ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................           $ 105         $ 20           $ 34           $ --            $ 159
Trade receivables, net....................               8          135            138             --              281
Intercompany receivables..................              65          677            100           (842)              --
Miscellaneous receivables.................              56           --             28             --               84
Inventories...............................             130           24            102            (16)             240
Prepaid expenses and other current assets.              25            1             11              3               40
                                                 --------------------------------------------------------------------------
   TOTAL CURRENT ASSETS...................             389          857            413           (855)             804

PROPERTY, PLANT AND EQUIPMENT, NET........             695           75            139             --              909
INVESTMENTS IN AFFILIATES.................           2,176           29             34         (2,033)             206
GOODWILL..................................              --           72             25             --               97
IDENTIFIED INTANGIBLE ASSETS, NET.........               2           27             14             --               43
INTERCOMPANY ADVANCES.....................             128        1,392            962         (2,482)              --
OTHER ASSETS..............................             340           --             47             --              387
                                                 --------------------------------------------------------------------------
   TOTAL ASSETS...........................         $ 3,730      $ 2,452        $ 1,634       $ (5,370)         $ 2,446
                                                 ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..........................            $ 46          $ 1           $ 33           $ (2)            $ 78
Intercompany payables.....................               9           20             87           (116)              --
Accrued Liabilities.......................             185            9            110             --              304
Short-term debt...........................             361           --             --             --              361
Intercompany short-term debt..............              --           --            419           (419)              --
                                                 --------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.................             601           30            649           (537)             743

LONG-TERM DEBT............................              43           --            251             --              294
INTERCOMPANY LONG-TERM DEBT...............              --           --            574           (574)              --
OTHER LIABILITIES.........................             263           --             50             --              313
                                                 --------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO
COMPROMISE................................             907           30          1,524         (1,111)           1,350

LIABILITIES SUBJECT TO COMPROMISE.........           3,948          412             75         (2,214)           2,221

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock..............................               1           --             --             --                1
   Additional contributed capital ........              56           --             --             --               56
   Treasury stock.........................            (251)          --             --             --             (251)
Net (deficiency) excess of assets at
 spin-off and subsidiary capital..........            (113)       2,010             35         (2,045)            (113)
Accumulated other comprehensive loss......             (72)          --             --             --              (72)
Accumulated deficit.......................            (746)          --             --             --             (746)
                                                 --------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......          (1,125)       2,010             35         (2,045)          (1,125)
                                                 --------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT).................................         $ 3,730      $ 2,452        $ 1,634       $ (5,370)         $ 2,446
                                                 ==========================================================================

                                SOLUTIA, INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              SIX MONTHS ENDED JUNE 30, 2004
                                                Parent Only                      Non-                      Consolidated
                                                Solutia Inc.    Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                ------------    ----------    ----------   ------------    ------------
CASH PROVIDED BY (USED IN) OPERATIONS....           $ 24            $ 15          $(43)         $ --           $ (4)
                                               ---------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases..            (11)             (2)           (9)           --            (22)
Other investing activities...............            (36)             --            --            --            (36)
                                               ---------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES........            (47)             (2)           (9)           --            (58)
                                               ---------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations           (361)             --            --            --           (361)
Proceeds from long-term debt obligations             300              --            --            --            300
Net change in cash collateralized letters
of credit................................             76              --            --            --             76
Changes in investments and advances from
(to) affiliates..........................            (74)              3            71            --             --
Deferred debt issuance costs.............             (8)             --            (5)           --            (13)
Other financing activities...............             (1)             --            --            --             (1)
                                               ---------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES...............................            (68)              3            66            --              1
                                               ---------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS..............................            (91)             16            14            --            (61)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR........................            105              20            34            --            159
                                               ---------------------------------------------------------------------------
END OF PERIOD............................           $ 14            $ 36          $ 48          $ --           $ 98
                                               ===========================================================================

                                SOLUTIA, INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   SIX MONTHS ENDED JUNE 30, 2003
                                                        Parent Only                    Non-                         Consolidated
                                                        Solutia Inc.    Guarantors   Guarantors     Eliminations    Solutia Inc.
                                                        ------------    ----------   ----------     ------------    ------------
CASH PROVIDED BY (USED IN) OPERATIONS........              $(132)           $ 65         $  15           $--             $ (52)
                                                       ----------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases .....                (41)             (1)           (4)           --               (46)
Acquisition and investment payments, net of
      cash acquired..........................                (27)             --            --            --               (27)
Property disposals and investment proceeds ..                170              --           306            --               476
                                                       ----------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              102              (1)          302            --               403
                                                       ----------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations ...               (113)             --          (126)           --              (239)
Net change in cash collateralized letters of
      credit.................................                (39)             --            --            --               (39)
Changes in investments and advances from (to)
      affiliates.............................                209             (64)         (145)           --                --
Other financing activities ..................                 (6)             --            --            --                (6)
                                                       ----------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               51             (64)         (271)           --              (284)
                                                       ----------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS .......                 21              --            46            --                67

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR ...........................                 --              --            17            --                17
                                                       ----------------------------------------------------------------------------
END OF PERIOD ...............................              $  21              --            63            --             $  84
                                                       ============================================================================

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         There have been no changes in the six months ended June 30, 2004 with respect to Solutia's critical accounting policies, as presented on pages 17 through 19 of Solutia's 2003 Form 10-K/A.

SUMMARY RESULTS OF OPERATIONS

         The discussions below and accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

Summary of Significant Second Quarter Events

         Jeffry N. Quinn was elected President and Chief Executive Officer and James M. Sullivan was elected Senior Vice President and Chief Financial Officer on May 3, 2004 succeeding John C. Hunter, formerly Chairman and Chief Executive Officer and Robert A. Clausen, formerly Vice Chairman and Chief Financial Officer. Mr. Hunter and Mr. Clausen retired from the Company effective May 31, 2004. Mr. Quinn was also elected to the Company's Board of Directors. Mr. Quinn had previously served as Senior Vice President, General Counsel and Chief Restructuring Officer and Mr. Sullivan had previously served as Vice President and Controller. Additionally, Luc De Temmerman, formerly Vice President and General Manager of Solutia's Performance Products division, was elected Senior Vice President and Chief Operating Officer. In conjunction with these changes in senior management, a broader reorganization of the Company's general and administrative functions was completed.

         In addition to the employee reductions, Solutia amended its U.S. qualified pension plan to cease future benefit accruals effective July 1, 2004 for non-union participants. These actions were taken as the Company continues to reduce its cost position to remain competitive in the markets in which it competes. Also, Solutia has petitioned the bankruptcy court for approval to make a voluntary contribution to the U.S. qualified pension plan in the third quarter 2004. This contribution coupled with the cessation of future benefit accruals will result in a significant reduction in the required future contributions to the pension plan, as well as defer the timing of these contributions. In addition, as part of continued evaluation of its portfolio, during the quarter Solutia decided to close its chlorobenzenes business due to its unprofitable financial performance. Finally, the Company initiated an amendment of its DIP financing agreement to provide greater flexibility to the Company in executing certain actions contemplated in its financial projections. This amendment was approved early in the third quarter.

Results of Operations - Second Quarter 2004 Compared with Second Quarter 2003

         Net sales and operating losses of Solutia for the three months ended June 30, 2004 and 2003 are as follows:

----------------------------------------------------------------------------------------------------------
(dollars in millions)                                                               2004         2003
                                                                                    ----         ----
Net Sales....................................................................      $  699       $  625
                                                                                   ======       ======

Operating Loss:
    Performance Products and Services Segment Profit.........................        $ 27        $  26
    Integrated Nylon Segment Profit (Loss)...................................           5          (20)
         Less: Corporate Expenses............................................         (78)         (41)
                                                                                   -------      -------
Operating Loss...............................................................      $  (46)      $  (35)
                                                                                   =======      =======
Charges included in Operating Loss...........................................      $  (75)      $  (36)
                                                                                   =======      =======

----------------------------------------------------------------------------------------------------------

         The $74 million, or 12 percent, increase in net sales as compared to the second quarter 2003 was primarily a result of increased sales volumes of approximately 7 percent, higher average selling prices of approximately 4 percent, and favorable currency exchange rate fluctuations of approximately 1 percent. The $11 million, or 31 percent, increase in operating losses as compared to the second quarter 2003 resulted primarily from higher charges in 2004 as compared to 2003, which are described in greater detail in the Results of Operations section below, as well as higher raw material and energy costs. Partially offsetting this increase in operating losses were higher net sales and favorable manufacturing variances, which were principally due to cost containment activities and higher capacity utilization levels.


Results of Operations - Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

         Net sales and operating losses of Solutia for the six months ended June 30, 2004 and 2003 are as follows:

----------------------------------------------------------------------------------------------------------
(dollars in millions)                                                               2004         2003
                                                                                    ----         ----
Net Sales....................................................................     $ 1,342     $ 1,236
                                                                                  =======     =======

Operating Loss:
    Performance Products and Services Segment Profit.........................        $ 52        $ 43
    Integrated Nylon Segment Loss............................................          (7)        (31)
         Less: Corporate Expenses............................................         (89)        (56)
         Less: Equity (Earnings) Loss from Affiliates and Other (Income)
         Expense items included in Segment Profit (Loss).....................          --          (4)
                                                                                    -----        ----

Operating Loss...............................................................        $(44)       $(48)
                                                                                    =====        ====
Charges included in Operating Loss...........................................       $ (80)       $(47)
                                                                                    =====        ====

----------------------------------------------------------------------------------------------------------

         The $106 million, or 9 percent, increase in net sales as compared to the six months ended June 30, 2003 was primarily a result of increased sales volumes of approximately 5 percent, higher average selling prices of approximately 2 percent, and favorable currency exchange rate fluctuations of approximately 2 percent. The $4 million improvement in operating losses as compared to the six months ended June 30, 2003 resulted primarily from higher net sales, controlled spending and favorable manufacturing variances, partially offset by higher raw material and energy costs and higher charges in 2004 as compared to 2003, which are described in greater detail in the Results of Operations section below.

BANKRUPTCY PROCEEDINGS

         On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB).

Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing. Information concerning the status of the ongoing bankruptcy proceedings may be obtained from Solutia's website at www.solutia.com and at www.nysb.uscourts.gov, the official website for the bankruptcy court.

         The filing was made to restructure Solutia's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs to allow the Company to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of legacy liabilities. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs, have been an obstacle to Solutia's financial stability and success. While Solutia believes it will be able to achieve these objectives through the bankruptcy process, there can be no certainty that it will be successful in doing so.

         Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession under court protection from creditors and claimants. Since the filing, all orders sufficient to enable Solutia to conduct normal business activities, including the approval of the Company's DIP financing, have been entered by the bankruptcy court. While Solutia is subject to Chapter 11, all transactions outside the ordinary course of business require the prior approval of the bankruptcy court.

         As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to an order of the bankruptcy court.

         Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock, and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization. Solutia is unable to predict what recovery such a plan of reorganization will provide to holders of Solutia's outstanding debt securities. While Solutia filed for Chapter 11 in part to gain relief from the legacy liabilities it was required to assume when it was spun off from Pharmacia, the extent to which such relief will be achieved is uncertain at this time. It is also possible that pursuant to a plan of reorganization Solutia will agree to retain a portion of the legacy liabilities.

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

Financial Information

         Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the three and six months ended June 30, 2004 is presented as follows:

                                                 Solutia and       Subsidiaries                     Solutia and
                                               Subsidiaries in        not in                       Subsidiaries
(dollars in millions)                           Reorganization    Reorganization   Eliminations    Consolidated
                                                --------------    --------------   ------------    ------------
Three Months Ended June 30, 2004:
---------------------------------
Net Sales.................................       $   573              $ 223           $  (97)         $  699
Operating Income (Loss)...................           (76)                24                6             (46)
Net Income (Loss).........................           (98)                14              (14)            (98)

Six Months Ended June 30, 2004:
-------------------------------
Net Sales.................................       $ 1,096              $ 432           $ (186)        $ 1,342
Operating Income (Loss)...................           (99)                42               13             (44)
Net Income (Loss).........................          (198)                 6               (6)           (198)

As of June 30, 2004:
--------------------
Total Assets..............................       $ 1,874              $ 804           $ (485)        $ 2,193
Liabilities not Subject to Compromise.....           987                502             (183)          1,306
Liabilities Subject to Compromise.........         2,194                 --               --           2,194
Total Shareholders' Equity (Deficit)......        (1,307)               302             (302)         (1,307)


RESULTS OF OPERATIONS--SECOND QUARTER 2004 COMPARED WITH SECOND QUARTER 2003

Performance Products and Services

  --------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                                  JUNE 30,
                                                                                  --------

  (dollars in millions)                                                       2004         2003
                                                                              ----         ----
  Net Sales..............................................................     $286         $268
                                                                              ====         ====

  Segment Profit ........................................................     $ 27         $ 26
                                                                              ====         ====
      Charges included in Segment Profit.................................     $(12)        $ (5)
                                                                              ====         ====

  --------------------------------------------------------------------------------------------------

         The $18 million, or 7 percent, increase in net sales as compared to the second quarter 2003 resulted primarily from higher sales volumes of approximately 6 percent and favorable currency exchange rate fluctuations of approximately 3 percent, partially offset by lower average selling prices of approximately 2 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(TM) plastic interlayer products, CPFilms window film and precision coated products, and in the Pharmaceutical Services businesses, partially offset by lower volumes due to the cessation of certain operations beginning in the fourth quarter 2003, including the shut-down of certain chlorobenzenes, feed ingredients and L-Aspartic operations. In addition, net sales were positively affected by the strengthening euro in relation to the U.S. dollar in comparison to the second quarter 2003. Lower average selling prices were experienced primarily in the SAFLEX(R) plastic interlayer products in comparison to second quarter 2003 resulting principally from the completion of new sales contracts in a competitive pricing environment.

         The $1 million, or 4 percent, increase in segment profit in comparison to the second quarter 2003 resulted primarily from higher net sales and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, partially offset by higher raw material and energy costs. In addition, segment profit in the second quarter 2004 was affected by $12 million of plant closure costs principally related to Solutia's chlorobenzenes operations, including costs for decommissioning and dismantling activities, asset write-offs, and severance and retraining costs. The second quarter 2003 included restructuring charges of $5 million related to severance and retraining costs, as well as contract termination costs.

Integrated Nylon

  --------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                                  JUNE 30,
                                                                                  --------
  (dollars in millions)                                                       2004         2003
                                                                              ----         ----
  Net Sales..............................................................     $ 413        $ 357
                                                                              =====        =====

  Segment Profit (Loss)..................................................     $   5        $ (20)
                                                                              =====        =====
      Charges included in Segment Profit (Loss)..........................     $  --        $  (2)
                                                                              =====        =====

  --------------------------------------------------------------------------------------------------

         The $56 million, or 16 percent, increase in net sales as compared to the second quarter 2003 resulted primarily from higher average selling prices of approximately 8 percent and increased sales volumes of 8 percent. Higher average selling prices were experienced principally in the intermediate and carpet fibers businesses. Carpet fiber increases resulted from price increases implemented across several product lines, whereas the intermediate chemicals business benefited from formula-based sales contracts tied to raw material costs. Increased sales volumes were experienced principally in carpet fibers and nylon plastics and polymers, while increased volumes in other product lines were predominately offset by restructuring actions taken in 2003 and contract terminations in 2004.

         The $25 million, or 125 percent, improvement in segment profit in comparison to the second quarter 2003 resulted principally from higher net sales, controlled spending, and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, partially offset by higher raw material and energy costs of approximately $33 million. Segment loss for the second quarter 2003 included severance charges of $2 million associated with workforce reductions. In addition, an unplanned outage was experienced at the Pensacola, Florida operating facility in late June 2004 that had a modest impact on the segment results in the second quarter 2004. However, it will have a negative impact on segment results in the third quarter 2004 of approximately $5 million.

Corporate Expenses

----------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                                        JUNE 30,
                                                                                        --------
(dollars in millions)                                                               2004         2003
                                                                                    ----         ----
Corporate Expenses...........................................................       $  78       $   41
                                                                                    =====       ======
    Charges included in Corporate Expenses...................................       $ (63)      $  (29)
                                                                                    ======      =======

----------------------------------------------------------------------------------------------------------

         The $37 million, or 90 percent, increase in corporate expenses in comparison to the second quarter 2003 was primarily a result of higher charges. Charges included in the second quarter 2004 were comprised of net pension curtailment charges of $63 million (as more fully described in Note 10 to the accompanying condensed consolidated financial statements), whereas charges included in the second quarter 2003 consisted primarily of a $27 million charge related to the Anniston Consent Decree and $2 million of severance costs related to workforce reductions. In addition, the second quarter 2004 included higher pension expenses, partially offset by lower headcount.

Equity Earnings (Loss) from Affiliates

-----------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                           JUNE 30,
                                                                                           --------
(dollars in millions)                                                                  2004        2003
                                                                                       ----        ----
Equity Loss from Affiliates not included in Reportable Segment
     Profit (Loss)..............................................................     $    (3)   $     (1)
                                                                                     --------   ---------
Equity Earnings from Affiliates included in Reportable Segment
      Profit (Loss).............................................................     $    --    $      --
                                                                                     --------   ---------
Equity Loss from Affiliates.....................................................     $    (3)   $     (1)
                                                                                     ========   =========
     Charges included in Equity Loss from Affiliates............................     $    (7)   $     (3)
                                                                                     ========   =========

-----------------------------------------------------------------------------------------------------------

         Equity loss from affiliates in the three months ended June 30, 2004 was adversely affected by $7 million of charges including $5 million in asset impairment and severance charges at the Flexsys joint venture and $2 million of severance charges at the Astaris joint venture. These charges in the second quarter 2004 are in comparison to $3 million of restructuring charges in the second quarter 2003 primarily related to severance charges at both the Flexsys and Astaris joint ventures. In addition to these charges in the second quarter 2004, Astaris experienced lower interest expense resulting from lower outstanding debt levels, higher average selling prices and benefits experienced from the shutdown of certain unprofitable businesses, in comparison to the second quarter 2003.

Interest Expense

----------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                                        JUNE 30,
                                                                                        --------
(dollars in millions)                                                               2004         2003
                                                                                    ----         ----
Interest Expense.............................................................       $  23       $   25
                                                                                    =====       ======
     Charges included in Interest Expense....................................       $  --       $   --
                                                                                    =====       ======

----------------------------------------------------------------------------------------------------------

         The $2 million, or 8 percent, decrease in interest expense in the second quarter 2004 in comparison to the second quarter 2003 resulted principally from the Company ceasing to record approximately $8 million of interest on its 6.72% debentures puttable 2004, due 2037 and its 7.375% debentures due 2027 in accordance with SOP 90-7 while under Chapter 11 protection. This $8 million of unrecorded interest was partially offset by the increased interest expense on the Euronotes, which were refinanced in the first quarter 2004.

Reorganization Items, net

----------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                                        JUNE 30,
                                                                                        --------
(dollars in millions)                                                               2004         2003
                                                                                    ----         ----
Reorganization Items, net....................................................      $  (24)       $ --
                                                                                   =======       ====

----------------------------------------------------------------------------------------------------------

         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the second quarter 2004 included $11 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $11 million of asset write-offs associated with a contract rejection; $4 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and a $2 million gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded.

Income Tax Expense (Benefit)

---------------------------------------------------------------------------------------------------------
                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                                       JUNE 30,
                                                                                       --------
(dollars in millions)                                                              2004         2003
                                                                                   ----         ----
Income Tax Expense (Benefit) ................................................      $  2        $ (22)
                                                                                   ====        ======

---------------------------------------------------------------------------------------------------------

         The $24 million change in income tax expense (benefit) in the second quarter 2004 in comparison to the comparable period in 2003 was primarily a result of Solutia not recording any U.S. income tax benefit for losses incurred from its domestic operations (including temporary differences) during the second quarter 2004 due to Solutia's Chapter 11 filing. Consequently, the increases in federal and state deferred tax assets resulting from the increases in net operating losses during the second quarter 2004 were offset by corresponding increases in valuation allowances. The $2 million of income tax expense in the second quarter 2004 represents principally taxes on foreign earnings.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

Performance Products and Services

  --------------------------------------------------------------------------------------------------
                                                                               SIX MONTHS ENDED
                                                                               ----------------
                                                                                   JUNE 30,
                                                                                   --------
  (dollars in millions)                                                       2004         2003
                                                                              ----         ----
  Net Sales..............................................................     $556         $518
                                                                              ====         ====

  Segment Profit ........................................................     $ 52         $ 43
                                                                              ====         ====
      Charges included in Segment Profit.................................     $(17)        $(11)
                                                                              ====         ====

  --------------------------------------------------------------------------------------------------

         The $38 million, or 7 percent, increase in net sales as compared to the six months ended June 30, 2003 resulted primarily from higher sales volumes of approximately 5 percent and favorable currency exchange rate fluctuations of approximately 4 percent, partially offset by lower average selling prices of approximately 2 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(TM) plastic interlayer products, CPFilms window film and precision coated products, and in the Pharmaceutical Services businesses, partially offset by lower volumes due to the cessation of certain operations beginning in the fourth quarter 2003, including the shut-down of certain chlorobenzenes, feed ingredients and L-Aspartic operations. In addition, net sales were positively affected by the strengthening euro in relation to the U.S. dollar in comparison to the six months ended June 30, 2003. Lower average selling prices were experienced primarily in the SAFLEX(R) plastic interlayer products in comparison to the six months ended June 30, 2003 resulting principally from the completion of new sales contracts in a competitive pricing environment.

         The $9 million, or 21 percent, increase in segment profit in comparison to the six months ended June 30, 2003 resulted principally from higher net sales and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, partially offset by higher raw material and energy costs. In addition, segment profit in 2004 was affected by $17 million of plant closure costs principally related to Solutia's chlorobenzenes operations, including costs for decommissioning and dismantling activities, asset write-offs, future costs for non-cancelable operating leases, and severance and retraining costs, whereas 2003 included restructuring charges of $11 million related to severance and retraining costs, as well as contract termination costs.

Integrated Nylon

  --------------------------------------------------------------------------------------------------
                                                                              SIX MONTHS ENDED
                                                                              ----------------
                                                                                  JUNE 30,
                                                                                  --------
  (dollars in millions)                                                       2004         2003
                                                                              ----         ----
  Net Sales..............................................................     $786         $718
                                                                              ====         ====

  Segment Loss...........................................................     $ (7)        $(31)
                                                                              ====         ====
      Charges included in Segment Loss...................................     $ --         $ (5)
                                                                              ====         ====

  --------------------------------------------------------------------------------------------------

         The $68 million, or 9 percent, increase in net sales as compared to the six months ended June 30, 2003 resulted primarily from higher average selling prices of approximately 5 percent and increased sales volume of approximately 4 percent. Higher average selling prices were experienced in the carpet and acrylic fiber businesses resulting from price increases implemented across several product lines, whereas the intermediate chemicals sales benefited from formula-based sales contracts tied to raw material costs. Increased sales volumes were experienced in carpet fibers and nylon plastics and polymers, partially offset by lower volumes in intermediate chemicals and acrylic fibers, while increased volumes in other product lines were predominately offset by restructuring actions taken in 2003 and contract terminations in 2004.

         The $24 million, or 77 percent, improvement in the segment loss in comparison to the six months ended June 30, 2003 resulted primarily from higher net sales, controlled spending, and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, partially offset by higher raw material and energy costs of approximately $58 million. Segment loss for the six months ended June 30, 2003 included severance charges of $5 million associated with workforce reductions. In addition, an unplanned outage was experienced at the Pensacola, Florida operating facility in late June 2004 that had a modest impact on segment results in the six months ended June 30, 2004. However, it will have a negative impact on segment results in the third quarter 2004 of approximately $5 million.

Corporate Expenses

----------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS ENDED
                                                                                    ----------------
                                                                                        JUNE 30,
                                                                                        --------
(dollars in millions)                                                               2004         2003
                                                                                    ----         ----
Corporate Expenses...........................................................       $  89        $ 56
                                                                                    =====        ====
    Charges included in Corporate Expenses...................................       $ (63)       $(31)
                                                                                    =====        ====

----------------------------------------------------------------------------------------------------------

         The $33 million, or 59 percent, increase in corporate expenses in comparison to the six months ended June 30, 2003 was primarily a result of higher charges included in corporate expenses. Charges included in the six months ended June 30, 2004 were comprised of net pension curtailment charges of $63 million (as more fully described in Note 10 to the accompanying condensed consolidated financial statements), whereas charges included in the comparable period of 2003 consisted of a $27 million charge related to the Anniston Consent Decree and $4 million of severance costs related to workforce reductions. In addition, the six months ended June 30, 2004 included higher pension expense, mostly offset by lower headcount.

Equity Earnings (Loss) from Affiliates

-----------------------------------------------------------------------------------------------------------
                                                                                      SIX MONTHS ENDED
                                                                                      ----------------
                                                                                          JUNE 30,
                                                                                          --------
(dollars in millions)                                                                  2004        2003
                                                                                       ----        ----
Equity Loss from Affiliates not included in Reportable Segment Profit (Loss).        $   (12)   $     (7)
                                                                                     --------   ---------
Equity Earnings from Affiliates included in Reportable Segment Profit (Loss).        $    --    $      1
                                                                                     --------   ---------
Equity Loss from Affiliates..................................................        $   (12)   $     (6)
                                                                                     ========   =========
     Charges included in Equity Loss from Affiliates.........................        $   (18)   $     (9)
                                                                                     ========   =========

-----------------------------------------------------------------------------------------------------------

         Equity loss from affiliates in the six months ended June 30, 2004 was adversely affected by $18 million of charges including $5 million in contract termination costs, $3 million in dismantling charges, $2 million of severance costs, and $1 million of asset impairments at the Astaris joint venture, as well as $7 million of asset impairment and severance charges at the Flexsys joint venture. These charges in the six months ended June 30, 2004 are in comparison to $9 million of restructuring charges in the comparable period of 2003 related to asset impairment charges at the Flexsys joint venture and severance charges at both the Flexsys and Astaris joint ventures. In addition to these charges in the six months ended June 30, 2004, Astaris experienced lower interest expense resulting from lower outstanding debt levels, higher average selling prices and benefits experienced from the shutdown of certain unprofitable businesses, in comparison to the six months ended June 30, 2003.

Interest Expense

----------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS ENDED
                                                                                    ----------------
                                                                                        JUNE 30,
                                                                                        --------
(dollars in millions)                                                               2004         2003
                                                                                    ----         ----
Interest Expense.............................................................       $  72       $   48
                                                                                    =====       ======
     Charges included in Interest Expense....................................       $ (25)      $   --
                                                                                    =====       ======

----------------------------------------------------------------------------------------------------------

         The $24 million, or 50 percent, increase in interest expense in 2004 in comparison to the six months ended June 30, 2003 resulted principally from the write-off of unamortized debt issuance costs of $25 million related to the October 2003 credit facility and interim DIP facility; both retired in January 2004 with proceeds from the final DIP facility. Higher interest expense was also a result of increased interest expense on the Euronotes, which were refinanced in the first quarter 2004. In addition, while operating as a debtor-in-possession during the Chapter 11 proceedings, the Company has ceased paying interest on its 6.72% debentures puttable 2004, due 2037 and its 7.375% debentures due 2027. The amount of contractual interest not recorded in the first six months of 2004 was $16 million.

Reorganization Items, net

----------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS ENDED
                                                                                    ----------------
                                                                                        JUNE 30,
                                                                                        --------
(dollars in millions)                                                               2004         2003
                                                                                    ----         ----
Reorganization Items, net....................................................      $  (49)      $   --
                                                                                   =======      ======

----------------------------------------------------------------------------------------------------------

         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the six months ended June 30, 2004 included $24 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $20 million of asset write-offs associated with contract rejections and terminations; $7 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and a $2 million gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded.

Other Income, net

----------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS ENDED
                                                                                    ----------------
                                                                                        JUNE 30,
                                                                                        --------
(dollars in millions)                                                               2004         2003
                                                                                    ----         ----
Other Income, net ...........................................................    $      --    $      8
                                                                                 =========    ========
    Other Income, net included in Reportable Segment Profit..................    $      --    $      3
                                                                                 =========    ========
Gain included in Other Income, net...........................................    $      --    $      4
                                                                                 =========    ========

----------------------------------------------------------------------------------------------------------

         During the six months ended June 30, 2003 Solutia realized a benefit of $4 million related to the recovery of certain receivables, established prior to 1997, which had previously been written off.

Income Tax Expense (Benefit)

---------------------------------------------------------------------------------------------------------
                                                                                   SIX MONTHS ENDED
                                                                                   ----------------
                                                                                       JUNE 30,
                                                                                       --------
(dollars in millions)                                                              2004         2003
                                                                                   ----         ----
Income Tax Expense (Benefit) ................................................   $      6     $      (39)
                                                                                ========     ===========

---------------------------------------------------------------------------------------------------------

         The $45 million change in income tax expense (benefit) in 2004 in comparison to the comparable period of 2003 was primarily a result of Solutia not recording any U.S. income tax benefit for losses incurred from its domestic operations (including temporary differences) during the six months ended June 30, 2004 due to Solutia's Chapter 11 filing. Consequently, the increases in federal and state deferred tax assets resulting from the increases in net operating losses during the six months ended June 30, 2004 were offset by corresponding increases in valuation allowances. The $6 million of income tax expense in the six months ended June 30, 2004 represents principally taxes on foreign earnings.

Summary of Events Affecting Comparability

         Charges and gains recorded in the six months ended June 30, 2004 and 2003, and other events affecting comparability have been summarized in the tables below (dollars in millions):

                                                        2004
                                            -----------------------------------------------------------------
         INCREASE/(DECREASE)                  PERFORMANCE
                                              -----------
                                             PRODUCTS AND      INTEGRATED      CORPORATE/
                                             ------------      ----------      ----------
                                               SERVICES           NYLON          OTHER      CONSOLIDATED
-------------------------------------------    --------           -----          -----      ------------
IMPACT ON:
-------------------------------------------
Cost of goods sold..................             $17               $--            $--            $17         (a)
                                                                                   47             47         (b)
                                            ----------------------------------------------------------------
    Total cost of goods sold.........             17                --             47             64
 Marketing ..........................                                               4              4         (b)
 Administrative .....................                                               7              7         (b)
 Technological ......................                                               5              5         (b)
                                            ----------------------------------------------------------------
     OPERATING LOSS IMPACT..........             (17)               --            (63)           (80)

Equity loss from affiliates.........                                              (18)           (18)        (c)
Interest expense....................                                              (25)           (25)        (d)
Loss on debt modification...........                                              (15)           (15)        (e)
                                            ----------------------------------------------------------------
     PRE-TAX INCOME STATEMENT IMPACT             (17)               --           (121)          (138)
                                            ===============================================
Income tax benefit impact...........                                                              (6)        (f)
                                                                                           -----------------
     AFTER-TAX INCOME STATEMENT IMPACT                                                         $(132)
                                                                                           =================

2004 EVENTS
-----------
a) Restructuring costs related principally to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including costs for decommissioning and dismantling activities, asset write-offs, future costs for non-cancelable operating leases, and severance and retraining costs ($17 million pre-tax and after-tax - see note (f) below).

b) Net pension curtailment charge due to the reduction in anticipated future service of participants in Solutia's U.S. qualified and non-qualified pension plans that resulted from Solutia's plan amendment to cease future benefit accruals for non-union participants in these plans effective July 1, 2004 ($63 million pre-tax and after-tax - see note (f) below).

c) The Flexsys and Astaris joint ventures, in each of which the Company has a fifty percent interest, incurred restructuring charges related to contract terminations, dismantling costs, asset impairments and severance charges ($18 million pre-tax and after-tax - see note (f) below).

d) Write-off of unamortized debt issuance costs related to the October 2003 and interim DIP credit facilities; both retired in January 2004 with proceeds from the final DIP facility ($25 million pre-tax and after-tax - see note (f) below).

e) Loss due to the modification of the Company's Euronotes in January 2004 ($15 million pre-tax and $9 million after-tax).

f) With the exception of item (e) above, which relates to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact, as the tax benefit realized from the charges is offset by the increase in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery as a result of the Chapter 11 filing.

                                                         2003
                                              ---------------------------------------------------------------
                                               PERFORMANCE
                                               -----------
                                               PRODUCTS AND     INTEGRATED      CORPORATE/
                                               ------------     ----------      ---------
            INCREASE/(DECREASE)                  SERVICES          NYLON          OTHER        CONSOLIDATED
---------------------------------------------    --------          -----          -----        ------------
         IMPACT ON:
-------------------------------------------------------------------------------------------------------------
Cost of goods sold .......................          $6               $5           $ --             $11           (g)
                                                                                    27              27           (h)
                                              ---------------------------------------------------------------
Total cost of goods sold .................           6                5             27              38
Marketing ................................           2                                               2           (g)
Administrative ...........................           2                               4               6           (g)
Technological ............................           1                                               1           (g)
                                              ---------------------------------------------------------------
     OPERATING LOSS IMPACT................         (11)              (5)           (31)            (47)
Equity earnings (loss) from affiliates....                                          (9)             (9)          (i)
Other income (expense) ...................                                           4               4           (j)
                                              ---------------------------------------------------------------
     PRETAX INCOME STATEMENT IMPACT.......         (11)              (5)           (36)            (52)
                                              ===============================================
Income tax benefit impact ................                                                         (19)
                                                                                             ----------------
     AFTERTAX INCOME STATEMENT IMPACT                                                            $ (33)
                                                                                             ================

2003 EVENTS
-----------
g) Restructuring charges for workforce reductions and contract termination costs ($20 million pre-tax and $12 million after-tax).
h) Environmental charges related to remediation in Anniston, Alabama ($27 million pre-tax and $17 million after-tax).
i) The Flexsys and Astaris joint ventures incurred restructuring charges related to asset impairments and severance charges ($9 million pre-tax and $7 million after-tax).
j) The Company recovered certain receivables, established prior to 1997, which had previously been written off ($4 million pre-tax and $3 million after-tax).

FINANCIAL CONDITION AND LIQUIDITY

         As discussed previously, Solutia is operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding Solutia's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the continuation of the bankruptcy proceedings, Solutia believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Solutia's access to additional financing while under Chapter 11 protection will likely be very limited.

Financial Analysis

         Solutia utilized its existing cash on-hand to finance operating needs and capital expenditures during the first six months of 2004. Cash used in continuing operations was $4 million in the first six months of 2004, an improvement of $37 million from $41 million used in continuing operations for the comparable period of 2003. This improvement in cash used in continuing operations was primarily attributable to the continued build of post-petition accounts payable balances due to improved vendor terms, partially offset by higher accounts receivable and payments for reorganization related items. Higher accounts receivable was a result of higher net sales in the six months ended June 30, 2004 relative to the comparable period of 2003.

         FMC and Solutia have agreed conceptually to allow Astaris to defer up to approximately $30 million of payment obligations to each of FMC and Solutia under existing operating agreements and certain other agreements over the next 12-15 months to provide liquidity assistance to Astaris as it implements its business restructuring. The amount deferred and resulting negative impact on cash from operations was $12 million in the six months ended June 30, 2004.

         Capital spending decreased $24 million to $22 million in the first six months of 2004, compared to $46 million in the comparable period of 2003. This variance was primarily from the mandatory purchase of the co-generation facility in Pensacola, Florida in 2003, for approximately $32 million, whereas the expenditures in the first six months of 2004 were used primarily to fund various minor capital improvements, as well as certain cost reduction projects.

         During the first six months of 2003, proceeds totaling $474 million from the sale of the resins, additives and adhesives businesses were included in cash provided by discontinued operations.

         Total debt of $1,224 million as of June 30, 2004, including $599 million not subject to compromise and $625 million subject to compromise, decreased by $56 million as compared to $1,280 million at December 31, 2003, including $625 million subject to compromise and $655 million not subject to compromise. The composition of Solutia's debt changed during the first six months of 2004 with the completion of the final DIP facility in January 2004 and concurrent retirement of the Company's borrowings under the October 2003 and interim DIP credit facilities, which aggregated $361 million outstanding as of December 31, 2003, with proceeds from the final DIP facility and existing cash on-hand. Outstanding borrowings under the final DIP facility were $300 million as of June 30, 2004. In addition, the Euronotes were increased by $15 million during the first six months of 2004 due to the January 2004 modification.

         As a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of June 30, 2004, with the exception of its DIP credit facility and Euronotes.

         Solutia's working capital increased by $322 million to $383 million at June 30, 2004, compared to $61 million at December 31, 2003. The increase in the working capital position primarily resulted from the retirement of all of the short-term debt outstanding as of December 31, 2003 during the first six months of 2004 and the seasonal increase in working capital, partially offset by lower cash on-hand as of June 30, 2004.

         Solutia had a shareholders' deficit of $1,307 million at June 30, 2004 compared to a deficit of $1,125 million at December 31, 2003. The $182 million increase in shareholders' deficit principally resulted from the $198 million net loss in the first six months of 2004, partially offset by the $18 million decrease in additional minimum pension liability resulting principally from the pension curtailment in 2004 (as more fully described in Note 10 to the accompanying condensed consolidated financial statements).

         The weighted average interest rate on Solutia's total debt outstanding at June 30, 2004 was approximately 8.7 percent compared to 7.7 percent at June 30, 2003. This increase was primarily a result of the increase in the interest rate for the Euronotes resulting from the January 2004 modification of these notes

         At June 30, 2004, Solutia's total liquidity was $243 million in the form of $145 million of availability under the final DIP credit facility and approximately $98 million of cash on-hand, of which $46 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings. At December 31, 2003, all of the Company's liquidity was in the form of cash in the amount of $159 million, of which $34 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings.

         Solutia disclosed in its 2003 Form 10-K/A that it did not expect to be required to make contributions to its qualified domestic pension plan in 2004 according to current IRS funding rules. No contributions have been made to the qualified domestic pension plan in the six months ended June 30, 2004. According to current IRS funding rules, Solutia is not required to make pension contributions in 2004 for its qualified domestic pension plan. However, the Company's current plan, subject to bankruptcy court approval, is to make a voluntary contribution of approximately $11 million to the qualified domestic pension plan in the third quarter 2004. This voluntary contribution coupled with the cessation of future benefit accruals (as discussed in Note 10 to the accompanying condensed consolidated financial statements), effective July 1, 2004, will result in the reduction in required contributions, as well as the deferral of the timing of future required contributions. Based upon current actuarial assumptions, these two actions will result in the reduction of future required contributions to the qualified domestic pension plan of approximately $100 million over the next five years.

Amendment to DIP Financing Agreement

         The Company amended its DIP financing agreement on July 20, 2004, after receiving bankruptcy court approval. The amendment provides greater flexibility to the Company in executing certain actions contemplated in its financial projections, provides cost savings through lower requirements of certain letters of credit, and enhances liquidity opportunities through retaining certain potential receipts which were previously required to be used to reduce the commitment amount. No changes were made to the financial covenants contained in the DIP agreement.

CONTINGENCIES

Litigation

         Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spin-off from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 case. This estimated unsecured claim amount was classified as a liability subject to compromise as of both June 30, 2004 and December 31, 2003 in the amount of $146 million.

         Solutia's 2003 Form 10-K/A described a number of legal proceedings in which Solutia was a named defendant or was defending solely due to its indemnification obligations referred to above. The Company is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, in this and subsequent reports filed with the Securities and Exchange Commission, Solutia will cease reporting on the status of those legal proceedings. The legal proceedings which are in this category are (i) Owens v. Monsanto; (ii) Payton v. Monsanto; (iii) other Aniston cases; (iv) the PENNDOT case; and (v) premises based asbestos litigation.

         Following is a summary of legal proceedings that Solutia or certain of its equity affiliates continue to manage that could result in an outcome that is material to the condensed consolidated financial statements.

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

         On April 19, 2004, the United States District Court for the Northern District of Alabama issued a two sentence order finding that the Anniston Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and as a result the automatic stay provisions of the United States Bankruptcy Code are inapplicable to the Company's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and the Company stipulate that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. The Company has asked the District Court to reconsider its order and to bring it into accord with the Stipulation and Agreed Order consented to by the EPA and entered by the U.S. Bankruptcy Court.

         Flexsys Related Litigation

         Solutia's 2003 Form 10-K/A and its Form 10-Q for the quarter ended March 31, 2004 describe an investigation by antitrust authorities in the United States, Europe and Canada of past commercial practices in the rubber chemicals industry against Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., and other producers of rubber chemicals. Those periodic filings also describe a number of purported class actions that have been filed against Flexsys and other producers of rubber chemicals as well as related shareholder derivative actions and shareholder class actions that have been filed against Solutia and certain of its officers and directors. Set forth below is a description of the material developments in those cases as well as other material litigation developments that have occurred since our first quarter Form 10-Q filing.

         Actions against Flexsys. A purported class action has been filed in Massachusetts state court against Flexsys and other past and present rubber chemical producers on behalf of all indirect consumers of rubber chemicals for damages sustained as a result of alleged anti-competitive practices in the sale of rubber chemicals. In addition to the Massachusetts case, thirteen state court actions filed by retail tire purchasers against Flexsys and other producers of rubber chemicals remain pending either on appeal or at the trial court level in preliminary motion phases. On July 15, 2004, RBX Industries, Inc. v. Bayer Corp., Flexsys, et al. was filed against Flexsys and other producers of rubber chemicals in the United States District Court for the Western District of Pennsylvania. Plaintiff alleges that during the period 1995 through 2001 the defendants conspired through marketing and sales practices to cause plaintiff to pay supra-competitive prices and seeks treble damages from the defendants. Solutia is not a named defendant in any of these cases.

         In May 2004, two purported class actions were filed in the Province of Quebec Canada against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Statutory damages of (CAD) $14.6 million along with exemplary damages of (CAD) $25 per person are being sought. A hearing is tentatively scheduled to determine which case will be allowed to go forward. Solutia is not a named defendant in either of these class actions.

         Actions against Solutia. Solutia's 2003 Form 10-K/A and its Form 10-Q for the quarter ended March 31, 2004 describe a consolidated class action in the U.S. District Court in California brought by individuals who allegedly purchased Solutia stock at inflated prices as a result of the incorporation of Solutia's share of Flexsys' financial results which were purportedly inflated as a result of anticompetitive collusion between Flexsys and other rubber chemical producers during the period December 1998 through October 2002. The consolidated action has been automatically stayed with respect to Solutia by virtue of Section 362(a) of the Bankruptcy Code but has not been stayed with respect to the individual defendants. On July 28, 2004, the court granted the individual defendants' motion to dismiss for failure to state a claim but also granting plaintiffs ten days to file an amended compliant.

Environmental Liabilities

         Environmental compliance and remediation costs incurred by the Company generally fall into two broad categories: (i) obligations related to properties currently owned or operated by Solutia and (ii) obligations related to properties that are not owned by Solutia, including non-owned properties adjacent to current operating sites. For the owned and operated sites, Solutia had an accrued liability of $76 million and $81 million as of June 30, 2004 and December 31, 2003, respectively, for solid and hazardous waste remediation, which represents the Company's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of the Company's operating locations. This liability is not classified as subject to compromise in the Condensed Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, the Company will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, the Company ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

         The Company had an accrued liability of $84 million and $85 million as of June 30, 2004 and December 31, 2003, respectively, primarily for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Condensed Consolidated Statement of Financial Position as of June 30, 2004 and December 31, 2003, as the Company currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. The EPA and/or Pharmacia are currently contesting this view (as more fully disclosed in the above Anniston Partial Consent Decree disclosure). In addition, remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 case.

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

Astaris Joint Venture

         On October 8, 2003, Solutia and Astaris, a 50/50 joint venture with FMC Corporation, amended its external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 million letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris. The agreement was also amended to provide for a dollar-for-dollar reduction of the Astaris lenders' commitments with future payments made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment provided a $67 million limitation for each of Solutia and FMC on future funding in the event the joint venture continued to fail to meet certain financial benchmarks. Solutia's $67 million letter of credit was reduced dollar-for-dollar as payments were made by Solutia under its existing support agreement. Solutia made approximately $36 million of investment payments in the six months ended June 30, 2004 to keep the Astaris joint venture in compliance with its financial covenants. The remaining commitment to Astaris was $10 million and $51 million as of June 30, 2004 and December 31, 2003, respectively, and was recorded as a liability in the Condensed Consolidated Statement of Financial Position in these periods accordingly.

         FMC and Solutia also agreed conceptually to allow Astaris to defer up to approximately $30 million of payment obligations to each of FMC and Solutia under existing operating agreements and certain other agreements, as more fully described in the Financial Condition and Liquidity section.

UCB S.A. Dispute

         On December 2, 2002, Solutia signed a definitive stock and asset purchase agreement ("SAPA") to sell its resins, additives and adhesives businesses to UCB S.A. for $500 million in cash, plus an upfront payment of $10 million for a period of exclusivity. On January 31, 2003, the sale was completed. During 2003 a number of disputes arose between the parties as to amounts due under various provisions of the SAPA which were unresolved as of Solutia's Chapter 11 filing date. Solutia had approximately $30 million recorded for this liability as of both June 30, 2004 and December 31, 2003. As a result of Solutia's Chapter 11 filing, this liability has been classified as subject to compromise in the Condensed Consolidated Statement of Financial Position and will be addressed in conjunction with the ongoing bankruptcy proceedings.

Impact of Chapter 11 Proceedings

         During the reorganization process, substantially all pending litigation against Solutia and its subsidiaries that filed for reorganization under Chapter 11 ("Debtors") is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims addressed by the bankruptcy court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, assumption or rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events. Additional pre-filing claims not currently reflected in the condensed consolidated financial statements may be identified through the proof of claim reconciliation process. The amount of pre-filing claims ultimately allowed by the bankruptcy court with respect to contingent claims may be materially different from the amounts reflected in the condensed consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to their filing date may be subject to compromise in connection with the plan of reorganization. The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company may retain certain obligations currently classified as subject to compromise in the Condensed Consolidated Statement of Financial Position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         There have been no material changes in market risk exposures during the six months ended June 30, 2004 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 28 and 29 of Solutia's Form 10-K/A for the year-ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

         As of the end of the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. There were no significant changes in Solutia's internal control over financial reporting that occurred during the quarterly period ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Solutia's 2003 Form 10-K/A described a number of legal proceedings in which Solutia was a named defendant or was defending solely due to its indemnification obligations referred to above. The Company is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, in this and subsequent reports filed with the Securities and Exchange Commission, Solutia will cease reporting on the status of those legal proceedings. The legal proceedings which are in this category are (i) Owens v. Monsanto; (ii) Payton v. Monsanto; (iii) other Anniston cases; (iv) the PENNDOT case; and (v) premises based asbestos litigation.

         Flexsys Related Litigation

         Solutia's 2003 Form 10-K/A and its Form 10-Q for the quarter ended March 31, 2004 describe an investigation by antitrust authorities in the United States, Europe and Canada of past commercial practices in the rubber chemicals industry against Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., and other producers of rubber chemicals. Those periodic filings also describe a number of purported class actions that have been filed against Flexsys and other producers of rubber chemicals as well as related shareholder derivative actions and shareholder class actions that have been filed against Solutia and certain of its officers and directors. Set forth below is a description of the material developments in those cases as well as other material litigation developments that have occurred since our first quarter Form 10-Q filing.

         Actions against Flexsys. A purported class action has been filed in Massachusetts state court against Flexsys and other past and present rubber chemical producers on behalf of all indirect consumers of rubber chemicals for damages sustained as a result of alleged anti-competitive practices in the sale of rubber chemicals. In addition to the Massachusetts case, thirteen state court actions filed by retail tire purchasers against Flexsys and other producers of rubber chemicals remain pending either on appeal or at the trial court level in preliminary motion phases. On July 15, 2004, RBX Industries, Inc. v. Bayer Corp., Flexsys, et al. was filed against Flexsys and other producers of rubber chemicals in the United States District Court for the Western District of Pennsylvania. Plaintiff alleges that during the period 1995 through 2001 the defendants conspired through marketing and sales practices to cause plaintiff to pay supra-competitive prices and seeks treble damages from the defendants. Solutia is not a named defendant in any of these cases.

         In May 2004, two purported class actions were filed in the Province of Quebec Canada against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Statutory damages of (CAD) $14.6 million along with exemplary damages of (CAD) $25 per person are being sought. A hearing is tentatively scheduled to determine which case will be allowed to go forward. Solutia is not a named defendant in either of these class actions.

         Actions against Solutia. Solutia's 2003 Form 10-K/A and its Form 10-Q for the quarter ended March 31, 2004 describe a consolidated class action in the U.S. District Court in California brought by individuals who allegedly purchased Solutia stock at inflated prices as a result of the incorporation of Solutia's share of Flexsys' financial results which were purportedly inflated as a result of anticompetitive collusion between Flexsys and other rubber chemical producers during the period December 1998 through October 2002. The consolidated action has been automatically stayed with respect to Solutia by virtue of Section 362(a) of the Bankruptcy Code but has not been stayed with respect to the individual defendants. On July 28, 2004, the court granted the individual defendants' motion to dismiss for failure to state a claim but also granting plaintiffs ten days to file an amended compliant.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         This table provides information with respect to purchases by Solutia of shares of its common stock during the second quarter of 2004:

ISSUER'S PURCHASES OF EQUITY SECURITIES*

------------------------------------------------------------------------------------------------------------
                                                                TOTAL NUMBER OF       APPROXIMATE DOLLAR
                             TOTAL NUMBER         AVERAGE       SHARES PURCHASED     VALUE OF SHARES THAT
                                  OF               PRICE               AS                MAY YET BE
                                SHARES            PAID PER      PART OF PUBLICLY          PURCHASED
PERIOD                        PURCHASED**         SHARE**        ANNOUNCED PLAN        UNDER THE PLAN*
------------------------------------------------------------------------------------------------------------
April 1, 2004 through
April 30, 2004                    --                N/A                --                    N/A
------------------------------------------------------------------------------------------------------------
May 1, 2004 through
May 31, 2004                      --                N/A                --                    N/A
------------------------------------------------------------------------------------------------------------
June 1, 2004 through
June 30, 2004                   75,279             $0.28               --                    N/A
------------------------------------------------------------------------------------------------------------
TOTAL                           75,279             $0.28               --                    N/A
------------------------------------------------------------------------------------------------------------

* On April 26, 2000, Solutia announced that its Board of Directors authorized the purchase of up to 15 million shares of Solutia's common stock (the "2000 Repurchase Program") in addition to the normal repurchase of shares for Solutia's compensation and benefits programs. There have not been any purchases under the 2000 Stock Purchase Plan since October 2000. Because of Solutia's Chapter 11 filing and the covenants contained in Solutia's DIP financing agreement, there cannot be any further repurchases under the 2000 Repurchase Program.


** These columns reflect the following transaction during the second quarter of 2004: the surrender to Solutia of shares of Solutia common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits--See the Exhibit Index at page 53 of this report.

         (b) Reports filed on Form 8-K during the quarter ended June 30, 2004:

         On May 5, 2004, we filed with the SEC a Form 8-K. Under Item 5, we filed our press release announcing certain management changes.

         On May 25, 2004, we furnished to the SEC a Form 8-K. Under Item 9, we furnished unaudited consolidated and consolidating financial statements of Solutia Europe S.A./N.V. and its subsidiaries.

                                  SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SOLUTIA INC.
                                         -----------------------
                                         (Registrant)


                                         /s/ TIMOTHY J. SPIHLMAN
                                         -----------------------
                                         (Vice President and Controller)
                                         (On behalf of the Registrant and as
                                         Principal Accounting Officer)





Date: August 5, 2004

                                EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

  10(a) Amended and Restated Separation Agreement and Release of Claims by and between Solutia Inc. and John C. Hunter III dated as of May 19, 2004

  10(b) Amended and Restated Separation Agreement and Release of Claims by and between Solutia Inc. and Robert A. Clausen dated as of May 19, 2004

  10(c) Agreement by and between Solutia Inc. and Jeffry N. Quinn dated as of July 19, 2004

  10(d) Agreement by and between Solutia Inc. and James M. Sullivan dated as of July 19, 2004

  10(e) Agreement by and between Solutia Inc. and John F. Saucier dated as of July 19, 2004

  10(f) Amendment No. 2 to Financing Agreement and Waiver dated as of July 20, 2004 by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc. as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent

  11 Omitted--Inapplicable; see "Condensed Consolidated Statement of Operations" on page 1

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