Form 10-Q
period 2004-09-30
SOLUTIA INC
filed 2004-11-05
CIK 1043382

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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
ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                      OUTSTANDING AT
                  CLASS                             SEPTEMBER 30, 2004
                  -----                             ------------------

      COMMON STOCK, $0.01 PAR VALUE                 104,474,694 SHARES
      -----------------------------                 ------------------


==============================================================================

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                               SOLUTIA INC.
                                          (DEBTOR-IN-POSSESSION)

                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                               (UNAUDITED)


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                      ---------------------         ---------------------
                                                       2004           2003           2004           2003
                                                      ------         ------         ------         ------
NET SALES.......................................      $  677         $  594         $2,019         $1,830
Cost of goods sold..............................         586            644          1,813          1,762
                                                      ------         ------         ------         ------
GROSS PROFIT....................................          91            (50)           206             68
Marketing expenses..............................          31             38            105            117
Administrative expenses.........................          20             43             78            106
Technological expenses..........................           7             14             33             37
Amortization expense............................         --               1              1              2
                                                      ------         ------         ------         ------
OPERATING INCOME (LOSS).........................          33           (146)           (11)          (194)
Equity loss from affiliates.....................         (16)           (93)           (28)           (99)
Interest expense (a)............................         (21)           (25)           (93)           (73)
Other income, net...............................           1              1              1              9
Loss on debt modification.......................         --             --             (15)           --
Reorganization items, net.......................         (14)           --             (63)           --
                                                      ------         ------         ------         ------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)........         (17)          (263)          (209)          (357)
Income tax expense (benefit)....................           1            (90)             7           (129)
                                                      ------         ------         ------         ------
LOSS FROM CONTINUING OPERATIONS.................         (18)          (173)          (216)          (228)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX...         --             --             --              (2)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX.........................         --              (5)           --              (5)
                                                      ------         ------         ------         ------
NET LOSS........................................      $  (18)        $ (178)        $ (216)        $ (235)
                                                      ======         ======         ======         ======
BASIC AND DILUTED LOSS PER SHARE:
Loss from Continuing Operations.................      $(0.17)        $(1.65)        $(2.07)        $(2.18)
Net Loss........................................      $(0.17)        $(1.70)        $(2.07)        $(2.25)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING...................................       104.5          104.5          104.5          104.6
                                                      ======         ======         ======         ======

(a)     Interest expense excludes unrecorded contractual interest expense for the three and nine months ended
        September 30, 2004 of $8 and $24, respectively.

                          CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                          (DOLLARS IN MILLIONS)
                                               (UNAUDITED)


                                                              THREE MONTHS
                                                                 ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ------------------           -------------------
                                                           2004         2003            2004          2003
                                                           ----         -----           -----         -----
NET LOSS.............................................      $(18)        $(178)          $(216)        $(235)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.....................         1             5             --             48
Minimum pension liability adjustments, net of tax....       --             30              18            30
                                                           ----         -----           -----         -----
COMPREHENSIVE LOSS...................................      $(17)        $(143)          $(198)        $(157)
                                                           ====         =====           =====         =====


See accompanying Notes to Condensed Consolidated Financial Statements.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                            (UNAUDITED)


                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      2004                2003
                                                                  -------------       ------------
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................         $    92            $   159
Trade receivables, net of allowances of $14 in 2004 and
  2003......................................................             309                281
Miscellaneous receivables...................................              90                 84
Inventories.................................................             247                240
Prepaid expenses and other assets...........................              38                 40
                                                                     -------            -------
TOTAL CURRENT ASSETS........................................             776                804

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $2,650 in 2004 and $2,597 in 2003.........             841                909
INVESTMENTS IN AFFILIATES...................................             177                206
GOODWILL....................................................              97                 97
IDENTIFIED INTANGIBLE ASSETS, net...........................              42                 43
OTHER ASSETS................................................             175                387
                                                                     -------            -------
TOTAL ASSETS................................................         $ 2,108            $ 2,446
                                                                     =======            =======
           LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable............................................         $   158            $    78
Accrued liabilities.........................................             260                304
Short-term debt.............................................             --                 361
                                                                     -------            -------
TOTAL CURRENT LIABILITIES...................................             418                743
LONG-TERM DEBT..............................................             559                294
OTHER LIABILITIES...........................................             280                313
                                                                     -------            -------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.................           1,257              1,350

LIABILITIES SUBJECT TO COMPROMISE...........................           2,174              2,221

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value
  $0.01)....................................................
  Issued: 118,400,635 shares in 2004 and 2003...............               1                  1
  Additional contributed capital............................              56                 56
  Treasury stock, at cost (13,925,941 shares in 2004 and
    13,838,717 in 2003)                                                 (251)              (251)
Net deficiency of assets at spin-off........................            (113)              (113)
Accumulated other comprehensive loss........................             (54)               (72)
Accumulated deficit.........................................            (962)              (746)
                                                                     -------            -------
TOTAL SHAREHOLDERS' DEFICIT.................................          (1,323)            (1,125)
                                                                     -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................         $ 2,108            $ 2,446
                                                                     =======            =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (DOLLARS IN MILLIONS)
                                      (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  -------------------
                                                                  2004          2003
                                                                  -----         -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net loss....................................................      $(216)        $(235)
Adjustments to reconcile to Cash From Operations:
    Cumulative effect of change in accounting principle, net
      of tax................................................        --              5
    Loss from discontinued operations, net of tax...........        --              2
    Depreciation and amortization...........................         95           102
    Amortization of deferred credits........................        (30)          (10)
    Restructuring expenses and other charges................        139           272
    Other, net..............................................          4            12
    Changes in assets and liabilities:
        Income and deferred taxes...........................        --           (136)
        Trade receivables...................................        (28)           (3)
        Inventories.........................................         (7)           15
        Accounts payable....................................         80           (75)
        Liabilities subject to compromise...................        (47)          --
        Other assets and liabilities........................          1            55
                                                                  -----         -----
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES--CONTINUING
  OPERATIONS................................................         (9)            4
CASH USED IN OPERATING ACTIVITIES--DISCONTINUED
  OPERATIONS................................................        --            (11)
                                                                  -----         -----
CASH USED IN OPERATING ACTIVITIES...........................         (9)           (7)
                                                                  -----         -----
INVESTING ACTIVITIES:
Property, plant and equipment purchases.....................        (32)          (59)
Acquisition and investment payments.........................        (36)          (48)
Other investing activities..................................         (1)            1
                                                                  -----         -----
CASH USED IN INVESTING ACTIVITIES--CONTINUING OPERATIONS....        (69)         (106)
CASH PROVIDED BY INVESTING ACTIVITIES--DISCONTINUED
  OPERATIONS................................................        --            475
                                                                  -----         -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.............        (69)          369
                                                                  -----         -----
FINANCING ACTIVITIES:
Change in short-term debt obligations.......................       (361)         (272)
Proceeds from long-term debt obligations....................        300           --
Net change in cash collateralized letters of credit.........         85           (39)
Deferred debt issuance costs................................        (13)           (6)
Other financing activities..................................        --             (2)
                                                                  -----         -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES--CONTINUING
  OPERATIONS................................................         11          (319)
CASH USED IN FINANCING ACTIVITIES--DISCONTINUED
  OPERATIONS................................................        --             (5)
                                                                  -----         -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.............         11          (324)
                                                                  -----         -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............        (67)           38

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................................        159            17
                                                                  -----         -----
END OF PERIOD...............................................      $  92         $  55
                                                                  =====         =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for reorganization items (included in other
  assets and liabilities above).............................      $ (30)        $ --
                                                                  =====         =====

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

    Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation, a wholly-owned subsidiary of Pfizer, Inc.). On September 1, 1997, Pharmacia distributed all of the outstanding shares of common stock of the Company as a dividend to Pharmacia stockholders (the "spin-off"). As a result of the spin-off, on September 1, 1997, Solutia became an independent publicly-held company and its operations ceased to be owned by Pharmacia. A net deficiency of assets of $113 resulted from the spin-off.

Bankruptcy Proceedings

    On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries ("Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing. The filing was made to restructure Solutia's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs, in order to allow the Company to emerge as a viable going concern, and to obtain relief from the negative financial impact of legacy liabilities. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs, have been obstacles to Solutia's financial stability and success. While Solutia believes it will be able to achieve these objectives through the bankruptcy process, there can be no certainty that it will be successful in doing so.

    On September 28, 2004, the bankruptcy court set November 30, 2004 as the bar date for all pre-petition claims against the Debtors. Differences between claim amounts identified by the Debtors and claims filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process. Considering the potential number of claimants, this process may take considerable time to finalize. The number and amount of allowed claims is not presently known and, since the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

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

    The condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. Continuation of the Company as a going concern is contingent upon, among other things, Solutia's ability (i) to comply with the terms and conditions of its DIP financing; (ii) to obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company's future obligations. These matters create uncertainty about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications of prior year's financial information have been made to conform to the 2004 presentation.

Condensed Consolidating Financial Statements
--------------------------------------------

    Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

                             CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2004

                                              SOLUTIA AND                                                   SOLUTIA AND
                                            SUBSIDIARIES IN      SUBSIDIARIES NOT IN                        SUBSIDIARIES
                                            REORGANIZATION         REORGANIZATION         ELIMINATIONS      CONSOLIDATED
                                            ---------------      -------------------      ------------      ------------
ASSETS
Current assets........................          $   514                 $348                 $ (86)           $   776
Property, plant and equipment, net....              706                  135                   --                 841
Investment in subsidiaries and
  affiliates..........................              344                  234                  (401)               177
Intangible assets, net................              102                   37                   --                 139
Other assets..........................              122                   53                   --                 175
                                                -------                 ----                 -----            -------
    TOTAL ASSETS......................          $ 1,788                 $807                 $(487)           $ 2,108
                                                =======                 ====                 =====            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
Current liabilities...................          $   405                 $185                 $(172)           $   418
Long-term debt........................              300                  259                   --                 559
Other liabilities.....................              232                   48                   --                 280
                                                -------                 ----                 -----            -------
Total liabilities not subject to
  compromise..........................              937                  492                  (172)             1,257

Liabilities subject to compromise.....            2,174                  --                    --               2,174

TOTAL SHAREHOLDERS' EQUITY
  (DEFICIT)...........................           (1,323)                 315                  (315)            (1,323)
                                                -------                 ----                 -----            -------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)....................          $ 1,788                 $807                 $(487)           $ 2,108
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
                                                =======                 ====                 =====            =======

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                              SOLUTIA AND                                                   SOLUTIA AND
                                            SUBSIDIARIES IN      SUBSIDIARIES NOT IN                        SUBSIDIARIES
                                            REORGANIZATION         REORGANIZATION         ELIMINATIONS      CONSOLIDATED
                                            ---------------      -------------------      ------------      ------------
NET SALES.............................           $ 546                  $224                  $(93)            $ 677
Cost of goods sold....................             498                   185                   (97)              586
                                                 -----                  ----                  ----             -----
GROSS PROFIT..........................              48                    39                     4                91

Marketing, administrative and
  technological expenses..............              42                    16                   --                 58
                                                 -----                  ----                  ----             -----
OPERATING INCOME......................               6                    23                     4                33

Equity loss from affiliates...........              (1)                   (3)                  (12)              (16)
Interest expense......................             (16)                   (5)                  --                (21)
Reorganization items, net.............             (14)                  --                    --                (14)
Other income, net.....................               7                    (1)                   (5)                1
                                                 -----                  ----                  ----             -----
INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE.............................             (18)                   14                   (13)              (17)

Income tax expense....................             --                      1                   --                  1
                                                 -----                  ----                  ----             -----
NET INCOME (LOSS).....................           $ (18)                 $ 13                  $(13)            $ (18)
                                                 =====                  ====                  ====             =====

             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                              SOLUTIA AND                                                   SOLUTIA AND
                                            SUBSIDIARIES IN      SUBSIDIARIES NOT IN                        SUBSIDIARIES
                                            REORGANIZATION         REORGANIZATION         ELIMINATIONS      CONSOLIDATED
                                            ---------------      -------------------      ------------      ------------
NET SALES.............................          $1,642                  $656                 $(279)            $2,019
Cost of goods sold....................           1,565                   544                  (296)             1,813
                                                ------                  ----                 -----             ------
GROSS PROFIT..........................              77                   112                    17                206

Marketing, administrative and
  technological expenses..............             170                    46                   --                 216
Amortization expense..................             --                      1                   --                   1
                                                ------                  ----                 -----             ------
OPERATING INCOME (LOSS)...............             (93)                   65                    17                (11)

Equity loss from affiliates...........              (5)                   (3)                  (20)               (28)
Interest expense......................             (75)                  (18)                  --                 (93)
Loss on debt modification.............             --                    (15)                  --                 (15)
Reorganization items, net.............             (63)                  --                    --                 (63)
Other income (expense), net...........              20                    (3)                  (16)                 1
                                                ------                  ----                 -----             ------
INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE.............................            (216)                   26                   (19)              (209)

Income tax expense....................             --                      7                   --                   7
                                                ------                  ----                 -----             ------
NET INCOME (LOSS).....................          $ (216)                 $ 19                 $ (19)            $ (216)
                                                ======                  ====                 =====             ======

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                              SOLUTIA AND                                                   SOLUTIA AND
                                            SUBSIDIARIES IN      SUBSIDIARIES NOT IN                        SUBSIDIARIES
                                            REORGANIZATION         REORGANIZATION         ELIMINATIONS      CONSOLIDATED
                                            ---------------      -------------------      ------------      ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES................           $(50)                  $ 41                  $--               $ (9)
NET CASH USED IN INVESTING
  ACTIVITIES..........................            (56)                   (13)                  --                (69)
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES................             15                     (4)                  --                 11
                                                 ----                   ----                  ----              ----
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS....................            (91)                    24                   --                (67)

CASH AND CASH EQUIVALENTS:
    BEGINNING OF YEAR.................            125                     34                   --                159
                                                 ----                   ----                  ----              ----
    END OF PERIOD.....................           $ 34                   $ 58                  $--               $ 92
                                                 ====                   ====                  ====              ====

2. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

    Under Chapter 11 of the U.S. Bankruptcy Code certain claims against Solutia in existence prior to filing of petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These estimated claims are reflected in the Condensed Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of September 30, 2004 and December 31, 2003 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or assumption of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

    Solutia has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses; (vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; and (ix) customer accommodation programs. As applicable, these pre-petition items have been excluded from Liabilities Subject to Compromise as of September 30, 2004 and December 31, 2003.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

    The amounts subject to compromise consisted of the following items:

                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                      2004                  2003
                                                                  -------------         ------------
Postretirement benefits (a).................................         $1,079                $1,153
Litigation reserves (b).....................................            141                   146
Accounts payable (c)........................................            121                   122
Environmental reserves (d)..................................             83                    85
Other miscellaneous liabilities.............................             82                    90

6.72% debentures puttable 2004, due 2037 (e)................            150                   150
7.375% debentures due 2027 (e)..............................            300                   300
11.25% notes due 2009 (f)...................................            223                   223
Other (g)...................................................             43                   --
                                                                     ------                ------
                                                                        716                   673
Unamortized debt discount and debt issuance costs...........            (48)                  (48)
                                                                     ------                ------
    TOTAL DEBT SUBJECT TO COMPROMISE........................            668                   625
                                                                     ------                ------
TOTAL LIABILITIES SUBJECT TO COMPROMISE.....................         $2,174                $2,221
                                                                     ======                ======

(a)     Postretirement benefits include Solutia's domestic (i) qualified pension plan of $421 and $420 as of
        September 30, 2004 and December 31, 2003, respectively; (ii) non-qualified pension plan of $18 and $23 as of
        September 30, 2004 and December 31, 2003, respectively; and (iii) other postretirement benefits of $640 and
        $710 as of September 30, 2004 and December 31, 2003, respectively. Pursuant to a bankruptcy court order,
        Solutia made payments with respect to postretirement obligations of approximately $21 and $63 in the three and nine months ended September 30, 2004, respectively.

(b)     An automatic stay has been imposed against the commencement or continuation of legal proceedings against the
        Company outside of the bankruptcy court process. Consequently, the Company's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of September 30, 2004 and
        December 31, 2003. Pursuant to a bankruptcy court order, Solutia made a payment of $5 in the third quarter
        2004 with respect to the Anniston litigation settlement reached in 2003.

(c)     Pursuant to a bankruptcy court order, Solutia made payments of approximately $19 in the nine months ended
        September 30, 2004. Solutia also reclassified into accounts payable subject to compromise, from balances previously accrued in liability accounts not subject to compromise, approximately $18 net in the nine months ended September 30, 2004.

(d)     Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to current operating sites. Solutia made payments of approximately $2 in the nine months ended September 30, 2004 with respect to these environmental obligations subject to compromise. See Note 9 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.

(e)     While operating during the Chapter 11 proceedings, Solutia has ceased recording interest on its 6.72%
        debentures puttable 2004, due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the three and nine months ended September 30, 2004 was approximately $8 and $24, respectively.

(f)     Pursuant to a bankruptcy court order, Solutia is required to continue payments of the contractual interest for the 11.25% notes due 2009 through January 2005. Whether or not interest is paid on those notes after
        January 2005 will depend on resolution of several issues, including the nature of the original issue discount on the notes and the amount of the discount attributable to warrants that were issued contemporaneously, and on a determination as to whether the notes are fully secured. The amount of contractual interest paid with respect to these notes was approximately $25 in the nine months ended September 30, 2004 and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of both September 30, 2004 and December 31, 2003.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)


(g)     Represents the debt obligation included with the consolidation of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB issued Interpretation No. 46, Consolidation of
        Variable Interest Entities ("FIN 46"), in 2003. The obligation, representing the lease on the Company's headquarters building, was reclassified to liabilities subject to compromise in the third quarter 2004 as
        Solutia is unable to continue to perform on the debt obligation.

Reorganization Items, net

    Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

    Reorganization items, net consisted of the following items:

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2004          SEPTEMBER 30, 2004
                                                            -------------------         ------------------
Professional fees (a).................................             $(13)                       $(37)
Contract rejection and termination costs (b)..........              --                          (20)
Severance and employee retention costs (c)............               (1)                         (8)
Net gain on settlement of pre-petition claims (d).....              --                            2
                                                                   ----                        ----
TOTAL REORGANIZATION ITEMS, NET.......................             $(14)                       $(63)
                                                                   ====                        ====

(a)     Professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings.

(b)     Asset write-offs associated with contract rejections and terminations resulting from the ongoing reorganization-related evaluation of the financial viability of the Company's existing contracts. The potential claim amount against Solutia with respect to these contract rejections and terminations cannot be reasonably determined at this point and accordingly no amount has been recorded as of September 30, 2004.

(c)     Expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court.

(d)     Solutia recorded a net gain of $2 representing the difference between the settlement amount of certain pre-
        petition obligations and the corresponding amounts previously recorded. The pre-petition obligations were for certain retirement benefits and retention obligations involving particular employees severed during the second quarter 2004.

3. DISCONTINUED OPERATIONS

    On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003, the sale was completed resulting in a pre-tax gain of $24. In addition, the operating results of the resins, additives and adhesives businesses are reported separately as discontinued operations in the Condensed Consolidated Statement of Operations.

    Net sales and loss from discontinued operations for the nine months ended September 30, 2003 were as follows:

        Net sales.............................................      $53

        Income before income tax expense......................        7
        Income tax expense....................................        9
                                                                    ---
        Loss from discontinued operations.....................      $(2)
                                                                    ===

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

                                                           THREE MONTHS                   NINE MONTHS
                                                        ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                       ---------------------         ---------------------
                                                        2004           2003           2004           2003
                                                       ------         ------         ------         ------
NET LOSS:
    As reported..................................      $  (18)        $ (178)        $ (216)        $ (235)
    Deduct: Total stock-based employee
      compensation expense determined using the
      Black-Scholes option-pricing model for all
      awards, net of tax.........................          (1)            (1)            (3)            (4)
                                                       ------         ------         ------         ------
    Pro forma....................................      $  (19)        $ (179)        $ (219)        $ (239)
                                                       ======         ======         ======         ======
LOSS PER SHARE:
    Basic and diluted--as reported...............      $(0.17)        $(1.70)        $(2.07)        $(2.25)
    Basic and diluted--pro forma.................      $(0.18)        $(1.71)        $(2.10)        $(2.28)

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

    There were no acquisitions of intangible assets and there have been no changes to amortizable lives or amortization methods in the nine months ended September 30, 2004. Annual amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $2 in both 2004 and 2005, $1 in 2006, and less than $1 in both 2007 and 2008. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. However, impairment analyses are performed more frequently if changes in circumstances indicate the carrying value may not be recoverable during the intervening period between annual impairment tests.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

    Goodwill and trademarks are allocated to the Performance Products and Services segment which includes the CPFilms and Pharmaceutical Services reporting units. Trademarks are included within Identified Intangible Assets, net in the Condensed Consolidated Statement of Financial Position. The allocation of these items is as follows:

                                                                                TOTAL
                                                                             PERFORMANCE
                                                        PHARMACEUTICAL         PRODUCTS
                                          CPFILMS          SERVICES          AND SERVICES
                                          -------       --------------       ------------
Goodwill, December 31, 2003.........        $74              $23                 $97
Translation.........................        --               --                  --
                                            ---              ---                 ---
GOODWILL, SEPTEMBER 30, 2004........        $74              $23                 $97
                                            ===              ===                 ===

Trademarks, December 31, 2003.......        $26              $ 1                 $27
Translation.........................        --               --                  --
                                            ---              ---                 ---
TRADEMARKS, SEPTEMBER 30, 2004......        $26              $ 1                 $27
                                            ===              ===                 ===

    Amortized identified intangible assets generally include contract-based intangible assets and are summarized in aggregate as follows:

                                                GROSS                              NET
                                               CARRYING       ACCUMULATED        CARRYING
                                                VALUE         AMORTIZATION        VALUE
                                               --------       ------------       --------
Amortized Intangible Assets, December 31,
  2003...................................        $33              $(17)            $16
Amortization.............................        --                 (1)             (1)
                                                 ---              ----             ---
AMORTIZED INTANGIBLE ASSETS,
  SEPTEMBER 30, 2004.....................        $33              $(18)            $15
                                                 ===              ====             ===

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         2004                2003
                                                     -------------       ------------
INVENTORIES
Finished goods.................................          $200               $ 192
Goods in process...............................           103                  92
Raw materials and supplies.....................           101                  83
                                                         ----               -----
Inventories, at FIFO cost......................           404                 367
Excess of FIFO over LIFO cost..................          (157)               (127)
                                                         ----               -----
TOTAL INVENTORIES..............................          $247               $ 240
                                                         ====               =====

    Inventories at FIFO approximate current cost.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         2004                2003
                                                     -------------       ------------
OTHER ASSETS
Computer software..............................          $ 40               $  48
Cash underlying collateralized letters of
  credit (a)...................................            20                 132
Intangible pension asset.......................            11                  81
Other..........................................           104                 126
                                                         ----               -----
TOTAL OTHER ASSETS.............................          $175               $ 387
                                                         ====               =====

(a) In the first quarter 2004, Solutia settled a $27 pre-petition letter of credit paid by the intermediary financial institution to the letter of credit counterparty. This letter of credit was collateralized by cash that Solutia had disbursed prior to the bankruptcy filing, and accordingly, has been presented as a non-cash transaction with respect to the Condensed Consolidated Statement of Cash Flows in the nine months ended September 30, 2004.

                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         2004                2003
                                                     -------------       ------------
ACCRUED LIABILITIES
Wages and benefits.............................          $ 48                $ 24
Accrued rebates and sales returns/allowances...            29                  32
Accrued interest...............................            11                  28
Astaris keepwell guarantee.....................            10                  51
Other..........................................           162                 169
                                                         ----                ----
TOTAL ACCRUED LIABILITIES......................          $260                $304
                                                         ====                ====

7. RESTRUCTURING RESERVES

    During the three months ended September 30, 2004, Solutia recorded a reduction of $1 to Cost of Goods Sold for the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities in the Company's Pharmaceutical Services division. In addition, Solutia recorded $1 of severance and retraining costs during the three months ended September 30, 2004 in Reorganization Items, net with respect to workforce reduction initiatives directly associated with the bankruptcy reorganization process.

    During the nine months ended September 30, 2004, Solutia recorded restructuring charges of $17 to Cost of Goods Sold principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including $10 for decommissioning and dismantling costs, $2 related to operating leases where the underlying services and properties are no longer providing benefit; $2 of severance and retraining costs; and $3 of various other restructuring charges. In addition, Solutia recorded a reduction of $1 to Cost of Goods Sold for the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities in the Company's Pharmaceutical Services division. These restructuring charges were recorded in the Performance Products and Services segment and resulted principally from Solutia's continued strategic evaluation of its businesses. In addition, Solutia recorded $3 of severance and retraining costs during the nine months ended September 30, 2004 in Reorganization Items, net principally related to management positions within the corporate unallocated function with respect to workforce reduction initiatives directly associated with the bankruptcy reorganization process.

    The severance and retraining charges of $1 and $5 recorded in the three and nine months ended September 30, 2004, respectively, involved the termination of approximately 35 and 145 positions, respectively. Additionally, Solutia eliminated a modest number of positions through planned attrition in the three and nine months ended

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

September 30, 2004. In general, Solutia cannot forecast the level of future restructuring charges due to the inherent uncertainty involved in operating as a debtor-in-possession in the Chapter 11 bankruptcy proceedings.

    A summary of restructuring activity during the three and nine months ended September 30, 2004 is presented as follows:

                                   DECOMMISSIONING/      FUTURE LEASE       EMPLOYMENT
                                     DISMANTLING           PAYMENTS         REDUCTIONS       OTHER COSTS       TOTAL
                                   ----------------      ------------       ----------       -----------       -----
Balance at December 31,
  2003.......................            $--                 $ 14              $--              $  3           $ 17
     Charges taken...........               1                   2                 1                1              5
     Amounts utilized........              (1)                --                --                (1)            (2)
                                         ----                ----              ----             ----           ----
Balance at March 31, 2004....            $--                 $ 16              $  1             $  3           $ 20
    Charges taken............               9                 --                  3                2             14
    Amounts utilized.........              (3)                 (1)              --                (2)            (6)
                                         ----                ----              ----             ----           ----
Balance at June 30, 2004.....            $  6                $ 15              $  4             $  3           $ 28
    Charges taken............             --                  --                  1              --               1
    Amounts utilized.........              (1)                 (1)               (5)              (3)           (10)
                                         ----                ----              ----             ----           ----
BALANCE AT SEPTEMBER 30,
  2004.......................            $  5                $ 14              $--              $--            $ 19
                                         ====                ====              ====             ====           ====

8. INCOME TAXES

    The income tax expense of $1 and $7 in the three and nine months ended September 30, 2004, respectively, was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, the Company did not record any U.S. income tax benefit for losses incurred from its domestic operations (including temporary differences) during the three and nine months ended September 30, 2004. Consequently, the increases in federal and state deferred tax assets, as a result of the increases in net operating losses generated during the three and nine months ended September 30, 2004 were offset by corresponding increases in valuation allowances. See
Note 13 of Solutia's 2003 Form 10-K/A for additional information concerning the Company's deferred tax assets and increases in valuation allowances due to Solutia's Chapter 11 filing.

9. CONTINGENCIES

Litigation

    Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spin-off from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 case. This estimated unsecured claim amount was classified as a liability subject to compromise as of September 30, 2004 and December 31, 2003 in the amount of $141 and $146, respectively.

    Solutia's 2003 Form 10-K/A described a number of legal proceedings in which Solutia was a named defendant or was defending solely due to its indemnification obligations referred to above. The Company is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, Solutia has ceased reporting on the status of those

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

legal proceedings. The legal proceedings which are in this category are (i) Owens v. Monsanto; (ii) Payton v. Monsanto; (iii) other Anniston cases; (iv) the PENNDOT case; and (v) premises based asbestos litigation.

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

    On April 19, 2004, the United States District Court for the Northern District of Alabama issued a two sentence order finding that the Anniston Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and as a result the automatic stay provisions of the United States Bankruptcy Code are inapplicable to the Company's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and the Company stipulate that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. The Company filed a motion asking the District Court to reconsider its order and to bring it into accord with the Stipulation and Agreed Order consented to by the EPA and entered by the U.S. Bankruptcy Court. The District Court held a hearing on this motion on August 24, 2004. The District Court took the matter under advisement and issued its ruling on September 9, 2004, denying Solutia's motion and declaring that the automatic stay is inapplicable to Solutia's obligations under the Consent Decree to perform site work. Solutia has appealed this ruling to the 11th Circuit Court of Appeals.

    Flexsys Related Litigation

    Solutia's 2003 Form 10-K/A and its Form 10-Qs for the quarters ended March 31, 2004 and June 30, 2004 describe an investigation by antitrust authorities in the United States, Europe and Canada of past commercial practices in the rubber chemicals industry against Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., and other producers of rubber chemicals. Those periodic filings also describe a number of purported class actions that have been filed against Flexsys and other producers of rubber chemicals as well as related shareholder derivative actions and shareholder class actions that have been filed against Solutia and certain of its officers and directors. Set forth below is a description of the material developments in those cases as well as other material litigation developments that have occurred since the Company's 2003 Form 10-K/A.

    Actions against Flexsys. A purported class action has been filed in Massachusetts state court against Flexsys and other past and present rubber chemical producers on behalf of all indirect consumers of rubber chemicals for damages sustained as a result of alleged anti-competitive practices in the sale of rubber chemicals. A purported class action on behalf of indirect consumers of rubber chemicals from numerous states has also been filed in Florida state court by the same Massachusetts law firm with similar allegations being made and similar relief being sought against Flexsys and other past and present rubber chemical producers. In addition to the

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

Massachusetts and Florida cases, ten state court actions filed by retail tire purchasers against Flexsys and other producers of rubber chemicals remain pending either on appeal or at the trial court level in preliminary motion phases. On July 15, 2004, RBX Industries, Inc. v. Bayer Corp., Flexsys, et al. was filed against Flexsys and other producers of rubber chemicals in the United States District Court for the Western District of Pennsylvania. Plaintiff alleges that during the period 1995 through 2001 the defendants conspired through marketing and sales practices to cause plaintiff to pay supra-competitive prices and seeks treble damages from the defendants. Solutia is not a named defendant in any of these cases.

    In May 2004, two purported class actions were filed in the Province of Quebec, Canada against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Statutory damages of (CAD) $14.6 along with exemplary damages of (CAD) $.000025 per person are being sought. A hearing will be scheduled to determine which case will be allowed to go forward. Solutia is not a named defendant in either of these class actions.

    Actions against Solutia. Solutia's 2003 Form 10-K/A and its Form 10-Qs for the quarters ended March 31, 2004 and June 30, 2004 describe a consolidated class action in the U.S. District Court in California brought by individuals who allegedly purchased Solutia stock at inflated prices as a result of the incorporation of Solutia's share of Flexsys' financial results which were purportedly inflated as a result of anticompetitive collusion between Flexsys and other rubber chemical producers during the period December 1998 through October 2002. The consolidated action has been automatically stayed with respect to Solutia by virtue of Section 362(a) of the Bankruptcy Code but has not been stayed with respect to the individual defendants. On July 28, 2004, the court granted the individual defendants' motion to dismiss for failure to state a claim but also granting plaintiffs ten days to file an amended complaint. Plaintiffs have filed an amended complaint and defendants have again petitioned the court to dismiss as against the individual defendants for failure to state a cause of action and plaintiffs have opposed the motion which remains pending.

Environmental Liabilities

    Environmental compliance and remediation costs incurred by the Company generally fall into two broad categories: (i) obligations related to properties currently owned or operated by Solutia and
(ii) obligations related to properties that are not owned by Solutia, including non-owned properties adjacent to current operating sites. For the owned and operated sites, Solutia had an accrued liability of $75 and $81 as of September 30, 2004 and December 31, 2003, respectively, for solid and hazardous waste remediation, which represents the Company's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of the Company's operating locations. This liability is not classified as subject to compromise in the Condensed Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, the Company will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, the Company ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

    The Company had an accrued liability of $83 and $85 as of September 30, 2004 and December 31, 2003, respectively, primarily for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Condensed Consolidated Statement of Financial Position as of both September 30, 2004 and December 31, 2003, as the Company currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. The EPA and/or Pharmacia are currently contesting this view (as more fully disclosed in the above Anniston Partial Consent Decree disclosure). In addition, remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. Monsanto's funding of

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 case.

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

Astaris Joint Venture

    On October 8, 2003, Solutia and Astaris, a 50/50 joint venture with FMC Corporation, amended its external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris. The agreement was also amended to provide for a dollar-for-dollar reduction of the Astaris lenders' commitments with future payments made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment provided a $67 limitation for each of Solutia and FMC on future funding in the event the joint venture continued to fail to meet certain financial benchmarks. Solutia's $67 letter of credit was reduced dollar-for-dollar as payments were made by Solutia under its existing support agreement. Solutia made approximately $36 of investment payments in the nine months ended September 30, 2004 to keep the Astaris joint venture in compliance with its financial covenants. The remaining commitment to Astaris was $10 and $51 as of September 30, 2004 and December 31, 2003, respectively, and was recorded as a liability in the Condensed Consolidated Statement of Financial Position in these periods accordingly.

    FMC and Solutia have also agreed to allow Astaris to defer up to $27 of payment obligations to each of FMC and Solutia under existing operating agreements and certain other agreements over the next 12 months to provide liquidity assistance to Astaris as it implements its business restructuring. Repayment in full of the deferred amounts to FMC and Solutia is required by September 30, 2005. The deferral amount outstanding from Astaris to Solutia was $14 and $2 as of September 30, 2004 and December 31, 2003, respectively.

UCB S.A. Dispute

    On December 2, 2002, Solutia signed a definitive stock and asset purchase agreement ("SAPA") to sell its resins, additives and adhesives businesses to UCB S.A. for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003, the sale was completed. During 2003 a number of disputes arose between the parties as to amounts due under various provisions of the SAPA which were unresolved as of Solutia's Chapter 11 filing date. Solutia had approximately $30 recorded for this liability as of both September 30, 2004 and December 31, 2003. As a result of Solutia's Chapter 11 filing, this liability has been classified as subject to compromise in the Condensed Consolidated Statement of Financial Position and will be addressed in conjunction with the ongoing bankruptcy proceedings.

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

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

    For the three and nine months ended September 30, 2004 and 2003, Solutia's pension and healthcare and other benefit costs were as follows:

                                                                          PENSION BENEFITS
                                                     -----------------------------------------------------------
                                                           THREE MONTHS                       NINE MONTHS
                                                        ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                     -------------------------         -------------------------
                                                       2004             2003             2004             2003
                                                     --------         --------         --------         --------
Service costs for benefits earned..............        $--              $  6             $ 13             $ 21
Interest cost on benefit obligation............          18               19               59               76
Assumed return on plan assets..................         (18)             (20)             (57)             (82)
Prior service costs............................         --                 4                5               14
Recognized net loss............................           1                2                6                1
Curtailment and settlement net charges.........           7               30               69               30
                                                       ----             ----             ----             ----
Total..........................................        $  8             $ 41             $ 95             $ 60
                                                       ====             ====             ====             ====

                                                                    HEALTHCARE AND OTHER BENEFITS
                                                     -----------------------------------------------------------
                                                           THREE MONTHS                       NINE MONTHS
                                                        ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                     -------------------------         -------------------------
                                                       2004             2003             2004             2003
                                                     --------         --------         --------         --------
Service costs for benefits earned..............        $  1             $  3             $  6             $  8
Interest cost on benefit obligation............           8               15               32               40
Prior service costs............................          (2)              (4)             (10)             (10)
Recognized net loss............................           1                3                6                6
Curtailment gain...............................         (38)             --               (38)             --
                                                       ----             ----             ----             ----
Total..........................................        $(30)            $ 17             $ (4)            $ 44
                                                       ====             ====             ====             ====

Curtailments and Settlements
----------------------------

    Solutia amended its U.S. postretirement plan for non-union, active participants during the third quarter 2004. These changes, effective September 1, 2004, include discontinuation of all postretirement benefits for a retiree or spouse after such person attains age 65, changes to certain eligibility requirements for pre-65 postretirement benefits with the eventual elimination of these benefits by 2016, and elimination of retiree life insurance benefits to future retirees. As a result, Solutia recorded a curtailment gain of $38 due to the reduction in anticipated future service of non-union participants in Solutia's U.S. postretirement plan.

    Solutia recorded a pension settlement of $6 during the third quarter 2004 resulting principally from the significant amount of lump sum distributions from Solutia's U.S. qualified pension plan during 2004, primarily relating to headcount reductions throughout 2004. In addition, Solutia recorded a curtailment loss of $1 during

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

the third quarter 2004 due to the reduction in anticipated future service of participants in Solutia's Canadian pension plan resulting from headcount reductions.

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

Employer Contributions

    According to current IRS funding rules, Solutia is not required to make pension contributions in 2004 for its qualified domestic pension plan. However, the Company made a voluntary contribution of $11 to the qualified domestic pension plan in the third quarter 2004. This voluntary contribution coupled with the cessation of future benefit accruals, effective July 1, 2004, resulted in the reduction of required contributions, as well as deferring the timing of future required contributions.

11. LOSS PER SHARE

                                                         THREE MONTHS                   NINE MONTHS
                                                      ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                     ---------------------         ---------------------
                                                      2004           2003           2004           2003
                                                     ------         ------         ------         ------
Loss from Continuing Operations................      $  (18)        $ (173)        $ (216)        $ (228)
Loss from Discontinued Operations, net of
  tax..........................................         --             --             --              (2)
Cumulative Effect of Change in Accounting
  Principle, net of tax........................         --              (5)           --              (5)
                                                     ------         ------         ------         ------
Net Loss.......................................      $  (18)        $ (178)        $ (216)        $ (235)
                                                     ======         ======         ======         ======
Basic and Diluted Loss per Share:
Loss from Continuing Operations................      $(0.17)        $(1.65)        $(2.07)        $(2.18)
Loss from Discontinued Operations, net of
  tax..........................................         --             --             --           (0.02)
Cumulative Effect of Change in Accounting
  Principle, net of tax........................         --           (0.05)           --           (0.05)
                                                     ------         ------         ------         ------
Basic and Diluted Loss per Share...............      $(0.17)        $(1.70)        $(2.07)        $(2.25)
                                                     ======         ======         ======         ======
Basic and Diluted Weighted Average Shares
  Outstanding (in millions)....................       104.5          104.5          104.5          104.6
                                                      =====          =====          =====          =====

    For the three and nine months ended September 30, 2003, .3 million and .1 million common share equivalents, respectively, were excluded because the effect would be antidilutive.

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

12. SEGMENT DATA

    Solutia's management is organized around two strategic business platforms: Performance Products and Services and Integrated Nylon. Solutia's reportable segments and their major products are as follows:

       PERFORMANCE PRODUCTS AND SERVICES                            INTEGRATED NYLON
       ---------------------------------                            ----------------
SAFLEX(R) plastic interlayer                         Nylon intermediate "building block" chemicals

VANCEVA(TM) plastic interlayer films                 Merchant polymer and nylon extrusion
                                                       polymers, including VYDYNE(R) and ASCEND(R)
Polyvinyl butyral for KEEPSAFE(R), and
  KEEPSAFE MAXIMUM(R) laminated window glass         Carpet fibers, including the WEAR-DATED(R)
                                                       and ULTRON(R) brands
LLUMAR(R), VISTA(R) and GILA(R) professional
  and retail window films                            Industrial nylon fibers

THERMINOL(R) heat transfer fluids                    ACRILAN(R) acrylic fibers for apparel,
                                                       upholstery fabrics, craft yarns and other
DEQUEST(R) water treatment chemicals                   applications

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

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

    Segment data for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                             ----------------------------------------------
                                                                    2004                       2003
                                                             ------------------         -------------------
                                                              NET        PROFIT          NET         PROFIT
                                                             SALES       (LOSS)         SALES        (LOSS)
                                                             -----       ------         -----        ------
SEGMENT:
Performance Products and Services......................      $  274      $  27          $  261       $  30
Integrated Nylon.......................................         403        (15)            333         (19)
                                                             ------      -----          ------       -----
SEGMENT TOTALS.........................................         677         12             594          11

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate gain (expenses)..........................                     22                        (158)
    Equity loss from affiliates........................                    (16)                        (93)
    Interest expense...................................                    (21)                        (25)
    Reorganization items, net..........................                    (13)                        --
    Other income, net..................................                     (1)                          2
CONSOLIDATED TOTALS:
                                                             ------                     ------
    NET SALES..........................................      $  677                     $  594
                                                             ======      -----          ======       -----
    LOSS BEFORE INCOME TAXES...........................                  $ (17)                      $(263)
                                                                         =====                       =====
                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                             ----------------------------------------------
                                                                    2004                       2003
                                                             ------------------         -------------------
                                                              NET        PROFIT          NET         PROFIT
                                                             SALES       (LOSS)         SALES        (LOSS)
                                                             -----       ------         -----        ------
SEGMENT:
Performance Products and Services......................      $  830      $  79          $  779       $  73
Integrated Nylon.......................................       1,189        (22)          1,051         (50)
                                                             ------      -----          ------       -----
SEGMENT TOTALS.........................................       2,019         57           1,830          23

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses.................................                    (67)                       (214)
    Equity loss from affiliates........................                    (28)                       (100)
    Interest expense...................................                    (93)                        (73)
    Loss on debt modification..........................                    (15)                        --
    Reorganization items, net..........................                    (62)                        --
    Other income, net..................................                     (1)                          7
CONSOLIDATED TOTALS:
                                                             ------                     ------
    NET SALES..........................................      $2,019                     $1,830
                                                             ======      -----          ======       -----
    LOSS BEFORE INCOME TAXES...........................                  $(209)                      $(357)
                                                                         =====                       =====

13. SUBSEQUENT EVENT

    On October 26, 2004 Solutia signed a definitive agreement to sell its wholly-owned subsidiary, Axio Research Company, which is included in the Performance Products and Services reportable segment. The transaction is subject to bankruptcy court approval. A hearing is currently scheduled to be held on November 17, 2004. Solutia expects to record an approximate $2 loss in the fourth quarter 2004 on the transaction if approved under the currently agreed upon terms.

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

    The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following condensed consolidating financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                        THREE MONTHS ENDED SEPTEMBER 30, 2004

                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET SALES..............................          $506           $39           $225           $(93)           $677
Cost of goods sold.....................           477            21            185            (97)            586
                                                 ----           ---           ----           ----            ----
GROSS PROFIT...........................            29            18             40              4              91
Marketing expenses.....................            18             5              8            --               31
Administrative expenses................            11             1              8            --               20
Technological expenses.................             6             1            --             --                7
                                                 ----           ---           ----           ----            ----
OPERATING INCOME (LOSS)................            (6)           11             24              4              33
Equity earnings (loss) from
  affiliates...........................            26             8             (2)           (48)            (16)
Interest expense.......................           (29)           (1)           (14)            23             (21)
Other income, net......................             5            18              8            (30)              1
Reorganization items, net..............           (14)          --             --             --              (14)
                                                 ----           ---           ----           ----            ----
INCOME (LOSS) BEFORE INCOME TAXES......           (18)           36             16            (51)            (17)
Income tax expense.....................           --            --               1            --                1
                                                 ----           ---           ----           ----            ----
NET INCOME (LOSS)......................          $(18)          $36           $ 15           $(51)           $(18)
                                                 ====           ===           ====           ====            ====

                           CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                       THREE MONTHS ENDED SEPTEMBER 30, 2004

                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET INCOME (LOSS)......................          $(18)          $36           $15            $(51)           $(18)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.......             1             1           --               (1)              1
                                                 ----           ---           ---            ----            ----
COMPREHENSIVE INCOME (LOSS)............          $(17)          $37           $15            $(52)           $(17)
                                                 ====           ===           ===            ====            ====

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                        THREE MONTHS ENDED SEPTEMBER 30, 2003

                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET SALES..............................         $ 446           $41           $186           $(79)          $ 594
Cost of goods sold.....................           555            20            153            (84)            644
                                                -----           ---           ----           ----           -----
GROSS PROFIT...........................          (109)           21             33              5             (50)
Marketing expenses.....................            26             5              7            --               38
Administrative expenses................            35             1              7            --               43
Technological expenses.................            12             1              1            --               14
Amortization expenses..................           --            --               1            --                1
                                                -----           ---           ----           ----           -----
OPERATING INCOME (LOSS)................          (182)           14             17              5            (146)
Equity earnings (loss) from
  affiliates...........................           (55)            7            --             (45)            (93)
Interest expense.......................           (37)           (1)           (13)            26             (25)
Other income, net......................             8            17              8            (32)              1
                                                -----           ---           ----           ----           -----
INCOME (LOSS) BEFORE INCOME TAXES......          (266)           37             12            (46)           (263)
Income tax expense (benefit)...........           (93)          --               3            --              (90)
                                                -----           ---           ----           ----           -----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS...........................          (173)           37              9            (46)           (173)
                                                -----           ---           ----           ----           -----
Cumulative Effect of Change in
  Accounting Principle, net of tax.....            (5)          --             --             --               (5)
                                                -----           ---           ----           ----           -----
NET INCOME (LOSS)......................         $(178)          $37           $  9           $(46)          $(178)
                                                =====           ===           ====           ====           =====

                          CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                        THREE MONTHS ENDED SEPTEMBER 30, 2003

                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET INCOME (LOSS)......................         $(178)          $37           $ 9            $(46)          $(178)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.......             5             4            11             (15)              5
Minimum pension liability adjustments,
  net of tax...........................            30           --            --              --               30
                                                -----           ---           ---            ----           -----
COMPREHENSIVE INCOME (LOSS)............         $(143)          $41           $20            $(61)          $(143)
                                                =====           ===           ===            ====           =====

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                        NINE MONTHS ENDED SEPTEMBER 30, 2004

                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET SALES..............................         $1,506          $130          $662          $(279)          $2,019
Cost of goods sold.....................          1,499            62           548           (296)           1,813
                                                ------          ----          ----          -----           ------
GROSS PROFIT...........................              7            68           114             17              206
Marketing expenses.....................             65            16            24            --               105
Administrative expenses................             50             5            23            --                78
Technological expenses.................             30             2             1            --                33
Amortization expense...................            --            --              1            --                 1
                                                ------          ----          ----          -----           ------
OPERATING INCOME (LOSS)................           (138)           45            65             17              (11)
Equity earnings (loss) from
  affiliates...........................             94            19            (2)          (139)             (28)
Interest expense.......................           (120)           (2)          (42)            71              (93)
Other income, net......................             11            56            22            (88)               1
Loss on debt modification..............            --            --            (15)           --               (15)
Reorganization items, net..............            (63)          --            --             --               (63)
                                                ------          ----          ----          -----           ------
INCOME (LOSS) BEFORE INCOME TAXES......           (216)          118            28           (139)            (209)
Income tax expense.....................            --            --              7            --                 7
                                                ------          ----          ----          -----           ------
NET INCOME (LOSS)......................         $ (216)         $118          $ 21          $(139)          $ (216)
                                                ======          ====          ====          =====           ======

                           CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                      NINE MONTHS ENDED SEPTEMBER 30, 2004


                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET INCOME (LOSS)......................         $(216)          $118          $21           $(139)          $(216)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.......           --             --             8              (8)            --
Minimum pension liability adjustments,
  net of tax...........................            18            --           --              --               18
                                                -----           ----          ---           -----           -----
COMPREHENSIVE INCOME (LOSS)............         $(198)          $118          $29           $(147)          $(198)
                                                =====           ====          ===           =====           =====

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                        NINE MONTHS ENDED SEPTEMBER 30, 2003

                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET SALES..............................         $1,388         $ 116         $ 571          $(245)          $1,830
Cost of goods sold.....................          1,490            53           479           (260)           1,762
                                                ------         -----         -----          -----           ------
GROSS PROFIT...........................           (102)           63            92             15               68
Marketing expenses.....................             80            15            22            --               117
Administrative expenses................             77             5            24            --               106
Technological expenses.................             33             2             2            --                37
Amortization expense...................            --            --              2            --                 2
                                                ------         -----         -----          -----           ------
OPERATING INCOME (LOSS)................           (292)           41            42             15             (194)
Equity earnings (loss) from
  affiliates...........................             40            30           --            (169)             (99)
Interest expense.......................           (112)           (5)          (45)            89              (73)
Other income, net......................             14            66            28            (99)               9
                                                ------         -----         -----          -----           ------
INCOME (LOSS) BEFORE INCOME TAXES......           (350)          132            25           (164)            (357)
Income tax expense (benefit)...........           (122)          --             (9)             2             (129)
                                                ------         -----         -----          -----           ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS...........................           (228)          132            34           (166)            (228)
                                                ------         -----         -----          -----           ------
Loss from Discontinued Operations, net
  of tax...............................             (2)         (103)         (103)           206               (2)
Cumulative Effect of Change in
  Accounting Principle, net of tax.....             (5)          --            --             --                (5)
                                                ------         -----         -----          -----           ------
NET INCOME (LOSS)......................         $ (235)        $  29         $ (69)         $  40           $ (235)
                                                ======         =====         =====          =====           ======

                           CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                       NINE MONTHS ENDED SEPTEMBER 30, 2003

                                             PARENT ONLY                      NON-                       CONSOLIDATED
                                             SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                             ------------    ----------    ----------    ------------    ------------
NET LOSS...............................         $(235)          $29           $(69)          $ 40           $(235)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.......            48            48             30            (78)             48
Minimum pension liability adjustments,
  net of tax...........................            30           --             --             --               30
                                                -----           ---           ----           ----           -----
COMPREHENSIVE INCOME (LOSS)............         $(157)          $77           $(39)          $(38)          $(157)
                                                =====           ===           ====           ====           =====

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

                                          CONDENSED CONSOLIDATING BALANCE SHEET
                                                    SEPTEMBER 30, 2004

                                                PARENT ONLY                      NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................      $    20         $   14        $   58        $   --          $    92
Trade receivables, net......................            7            172           130            --              309
Intercompany receivables....................          134            736            68           (938)            --
Miscellaneous receivables...................           67            --             23            --               90
Inventories.................................          126             27           109            (15)            247
Prepaid expenses and other current assets...           25            --             10              3              38
                                                  -------         ------        ------        -------         -------
TOTAL CURRENT ASSETS........................          379            949           398           (950)            776
PROPERTY, PLANT AND EQUIPMENT, NET..........          634             71           136            --              841
INVESTMENTS IN AFFILIATES...................        2,268            211            31         (2,333)            177
GOODWILL....................................          --              72            25            --               97
IDENTIFIED INTANGIBLE ASSETS, NET...........            3             27            12            --               42
INTERCOMPANY ADVANCES.......................          128          1,238           736         (2,102)            --
OTHER ASSETS................................          123            --             52            --              175
                                                  -------         ------        ------        -------         -------
TOTAL ASSETS................................      $ 3,535         $2,568        $1,390        $(5,385)        $ 2,108
                                                  =======         ======        ======        =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................      $   113         $    7        $   40        $    (2)        $   158
Intercompany payables.......................          101             10           101           (212)            --
Accrued liabilities.........................          155             11            94            --              260
Intercompany short-term debt................          --             --            188           (188)            --
                                                  -------         ------        ------        -------         -------
TOTAL CURRENT LIABILITIES...................          369             28           423           (402)            418

LONG-TERM DEBT..............................          300            --            259            --              559
INTERCOMPANY LONG-TERM DEBT.................          --             --            425           (425)            --
OTHER LIABILITIES...........................          232              1            46              1             280
                                                  -------         ------        ------        -------         -------
TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE................................          901             29         1,153           (826)          1,257
LIABILITIES SUBJECT TO COMPROMISE...........        3,957            411            21         (2,215)          2,174

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock................................            1            --            --             --                1
Additional contributed capital..............           56            --            --             --               56
Treasury stock..............................         (251)           --            --             --             (251)
Net (deficiency) excess of assets at
  spin-off and subsidiary capital...........         (113)         2,128           216         (2,344)           (113)
Accumulated other comprehensive loss........          (54)           --            --             --              (54)
Accumulated deficit.........................         (962)           --            --             --             (962)
                                                  -------         ------        ------        -------         -------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........       (1,323)         2,128           216         (2,344)         (1,323)
                                                  -------         ------        ------        -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).................................      $ 3,535         $2,568        $1,390        $(5,385)        $ 2,108
                                                  =======         ======        ======        =======         =======

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                                   DECEMBER 31, 2003

                                                PARENT ONLY                      NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................       $  105         $   20        $   34        $   --           $  159
Trade receivables, net......................            8            135           138            --              281
Intercompany receivables....................           65            677           100           (842)            --
Miscellaneous receivables...................           56            --             28            --               84
Inventories.................................          130             24           102            (16)            240
Prepaid expenses and other current assets...           25              1            11              3              40
                                                   ------         ------        ------        -------          ------
    TOTAL CURRENT ASSETS....................          389            857           413           (855)            804
PROPERTY, PLANT AND EQUIPMENT, NET..........          695             75           139            --              909
INVESTMENTS IN AFFILIATES...................        2,176             29            34         (2,033)            206
GOODWILL....................................          --              72            25            --               97
IDENTIFIED INTANGIBLE ASSETS, NET...........            2             27            14            --               43
INTERCOMPANY ADVANCES.......................          128          1,392           962         (2,482)            --
OTHER ASSETS................................          340            --             47            --              387
                                                   ------         ------        ------        -------          ------
    TOTAL ASSETS............................       $3,730         $2,452        $1,634        $(5,370)         $2,446
                                                   ======         ======        ======        =======          ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................       $   46         $    1        $   33        $    (2)         $   78
Intercompany payables.......................            9             20            87           (116)            --
Accrued Liabilities.........................          185              9           110            --              304
Short-term debt.............................          361            --            --             --              361
Intercompany short-term debt................          --             --            419           (419)            --
                                                   ------         ------        ------        -------          ------
TOTAL CURRENT LIABILITIES...................          601             30           649           (537)            743

LONG-TERM DEBT..............................           43            --            251            --              294
INTERCOMPANY LONG-TERM DEBT.................          --             --            574           (574)            --
OTHER LIABILITIES...........................          263            --             50            --              313
                                                   ------         ------        ------        -------          ------
TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE................................          907             30         1,524         (1,111)          1,350

LIABILITIES SUBJECT TO COMPROMISE...........        3,948            412            75         (2,214)          2,221
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock................................            1            --            --             --                1
    Additional contributed capital..........           56            --            --             --               56
    Treasury stock..........................         (251)           --            --             --             (251)
Net (deficiency) excess of assets at
  spin-off and subsidiary capital...........         (113)         2,010            35         (2,045)           (113)
Accumulated other comprehensive loss........          (72)           --            --             --              (72)
Accumulated deficit.........................         (746)           --            --             --             (746)
                                                   ------         ------        ------        -------          ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........       (1,125)         2,010            35         (2,045)         (1,125)
                                                   ------         ------        ------        -------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).................................       $3,730         $2,452        $1,634        $(5,370)         $2,446
                                                   ======         ======        ======        =======          ======

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        NINE MONTHS ENDED SEPTEMBER 30, 2004

                                            PARENT ONLY                      NON-                       CONSOLIDATED
                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                            ------------    ----------    ----------    ------------    ------------
CASH PROVIDED BY (USED IN) OPERATIONS...       $ (67)          $ 72          $(14)          $--            $  (9)
                                               -----           ----          ----           ----           -----
INVESTING ACTIVITIES:
Property, plant and equipment
  purchases.............................         (16)            (3)          (13)           --              (32)
Acquisition and investment payments, net         (35)           --             (1)           --              (36)
Other investing activities..............          (1)           --            --             --               (1)
                                               -----           ----          ----           ----           -----
CASH USED IN INVESTING ACTIVITIES.......         (52)            (3)          (14)           --              (69)
                                               -----           ----          ----           ----           -----
FINANCING ACTIVITIES:
Net change in short-term debt
  obligations...........................        (361)           --            --             --             (361)
Proceeds from long-term debt obligations         300            --            --             --              300
Net change in cash collateralized
  letters of credit.....................          85            --            --             --               85
Changes in investments and advances from
  (to) affiliates.......................          19            (75)           56            --              --
Deferred debt issuance costs............          (9)           --             (4)           --              (13)
                                               -----           ----          ----           ----           -----
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES............................          34            (75)           52            --               11
                                               -----           ----          ----           ----           -----
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................         (85)            (6)           24            --              (67)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.......................         105             20            34            --              159
                                               -----           ----          ----           ----           -----
END OF PERIOD...........................       $  20           $ 14          $ 58           $--            $  92
                                               =====           ====          ====           ====           =====

                            SOLUTIA INC.
                       (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                            (UNAUDITED)

                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        NINE MONTHS ENDED SEPTEMBER 30, 2003

                                            PARENT ONLY                      NON-                       CONSOLIDATED
                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                            ------------    ----------    ----------    ------------    ------------
CASH PROVIDED BY (USED IN) OPERATIONS...       $(165)         $ 104         $  54           $--            $  (7)
                                               -----          -----         -----           ----           -----
INVESTING ACTIVITIES:
Property, plant and equipment
  purchases.............................         (51)            (1)           (8)           --              (60)
Acquisition and investment payments, net
  of cash acquired......................         (48)           --            --             --              (48)
Property disposals and investment
  proceeds..............................         172            --            305            --              477
                                               -----          -----         -----           ----           -----
CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES............................          73             (1)          297            --              369
                                               -----          -----         -----           ----           -----
FINANCING ACTIVITIES:
Net change in short-term debt
  obligations...........................        (146)           --           (126)           --             (272)
Net change in cash collateralized
  letters of credit.....................         (39)           --            --             --              (39)
Changes in investments and advances from
  (to) affiliates.......................         299           (101)         (198)           --              --
Other financing activities..............         (13)           --            --             --              (13)
                                               -----          -----         -----           ----           -----
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES............................         101           (101)         (324)           --             (324)
                                               -----          -----         -----           ----           -----
INCREASE IN CASH AND CASH EQUIVALENTS...           9              2            27            --               38

CASH AND CASH EQUIVALENTS:

BEGINNING OF YEAR.......................         --             --             17            --               17
                                               -----          -----         -----           ----           -----
END OF PERIOD...........................       $   9          $   2         $  44           $--            $  55
                                               =====          =====         =====           ====           =====

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    There have been no changes in the nine months ended September
30, 2004 with respect to Solutia's critical accounting policies, as presented on pages 17 through 19 of Solutia's 2003 Form 10-K/A.

SUMMARY RESULTS OF OPERATIONS

    The discussions below and accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

Summary of Significant Third Quarter Events

Changes to Postretirement Plans
-------------------------------

    Solutia enacted several changes to its U.S. postretirement benefit plan for non-union, active participants during the third quarter which helps the Company continue to reduce its cost position to remain competitive in the markets in which it competes. These changes, effective September 1, 2004, included discontinuation of all postretirement benefits for a retiree or spouse after such person attains age 65, changes to certain eligibility requirements for pre-65 postretirement benefits with the eventual elimination of these benefits by 2016, and the elimination of retiree life insurance benefits to future retirees. In addition, Solutia made a voluntary contribution of $11 million to its U.S. qualified pension plan in the third quarter 2004. This contribution coupled with the amendment in the second quarter 2004 of the U.S. pension plan to cease future benefit accruals will result in a significant reduction in the required future contributions to the pension plan, as well as deferring the timing of these contributions.

Impact from Hurricane Ivan
--------------------------

    The devastating hurricanes experienced in the U.S. in the third quarter resulted in the disruption of operations and property damage at Solutia's Integrated Nylon plants at Pensacola, Florida, and Foley, Alabama, and its CPFilms plant at Martinsville, Virginia. At the Pensacola and Foley plants, certain manufacturing units that were shut down in an orderly manner just prior to the hurricane are now fully operational. Shipments of raw materials and products at these plants have returned to normal, following a brief delay due to issues with the regional transportation infrastructure. The Martinsville plant, which experienced a tornado spawned by the remnants of one of the hurricanes, suffered significant damage to an administrative building as well as minor damage to certain manufacturing operations. However, the manufacturing operations were only temporarily affected and are now essentially fully operational. The financial impact of these events resulted in charges of approximately $7 million in the third quarter involving asset write-offs and repairs and maintenance costs. In addition to the $7 million, the third quarter financial results were also negatively affected by unabsorbed fixed costs and lost sales resulting from the hurricane. Based on current projections of remaining repair and maintenance costs, the Company believes it is unlikely that it will be able to recover material amounts through commercial insurance policies.

Results of Operations--Third Quarter 2004 Compared with Third
Quarter 2003

    Net sales and operating income (loss) of Solutia for the three months ended September 30, 2004 and 2003 are as follows:

                                                                  2004         2003
(dollars in millions)                                             ----         -----
Net Sales...................................................      $677         $ 594
                                                                  ====         =====
Operating Income (Loss):
    Performance Products and Services Segment Profit........      $ 27         $  30
    Integrated Nylon Segment Loss...........................       (15)          (19)
        Less: Corporate Gain (Expenses).....................        22          (158)
        Less: Other (Income) Expense and Reorganization
          items included in Segment Profit (Loss)...........        (1)            1
                                                                  ----         -----
Operating Income (Loss).....................................      $ 33         $(146)
                                                                  ====         =====
Net Gains (Charges) included in Operating Income (Loss).....      $ 25         $(130)
                                                                  ====         =====

    The $83 million, or 14 percent, increase in net sales as compared to the third quarter 2003 was primarily a result of higher average selling prices of approximately 9 percent, increased sales volumes of approximately 4 percent, and favorable currency exchange rate fluctuations of approximately 1 percent. The $179 million, improvement in operating income as compared to the third quarter 2003 resulted primarily from lower charges in 2004 as compared to 2003, which are described in greater detail in the Results of Operations section below, as well as higher net sales, lower postretirement expenses and favorable manufacturing variances, which were principally due to cost containment activities and higher capacity utilization levels. Partially offsetting the improvements in operating losses were higher raw material and energy costs of approximately $85 million in comparison to 2003.

Results of Operations--Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

    Net sales and operating loss of Solutia for the nine months ended September 30, 2004 and 2003 are as follows:

                                                                   2004           2003
(dollars in millions)                                             ------         ------
Net Sales...................................................      $2,019         $1,830
                                                                  ======         ======
Operating Loss:
    Performance Products and Services Segment Profit........      $   79         $   73
    Integrated Nylon Segment Loss...........................         (22)           (50)
        Less: Corporate Expenses............................         (67)          (214)
        Less: Equity Earnings from Affiliates...............         --              (1)
        Less: Other Income and Reorganization items included
          in Segment Profit (Loss)..........................          (1)            (2)
                                                                  ------         ------
Operating Loss..............................................      $  (11)        $ (194)
                                                                  ======         ======
Charges included in Operating Loss..........................      $  (54)        $ (177)
                                                                  ======         ======

    The $189 million, or 10 percent, increase in net sales as compared to the nine months ended September 30, 2003 was primarily a result of increased sales volumes of approximately 4 percent, higher average selling prices of approximately 4 percent, and favorable currency exchange rate fluctuations of approximately 2 percent. The $183 million improvement in operating losses as compared to the nine months ended September 30, 2003 resulted primarily from lower charges in 2004 as compared to 2003, which are described in greater detail in the Results of Operations section below, as well as higher net sales, lower postretirement expenses, controlled spending and favorable manufacturing variances, which were principally due to cost containment activities and higher capacity utilization levels. Partially offsetting the improvements in operating losses were higher raw material and energy costs of approximately $145 million in comparison to 2003.

BANKRUPTCY PROCEEDINGS

    On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries ("Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing. The filing was made to restructure Solutia's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs, in order to allow the Company to emerge as a viable going concern, and to obtain relief from the negative financial impact of legacy liabilities. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs, have been obstacles to Solutia's financial stability and success. While Solutia believes it will be able to achieve these objectives through the bankruptcy process, there can be no certainty that it will be successful in doing so.

    On September 28, 2004, the bankruptcy court set November 30, 2004 as the bar date for all pre-petition claims against the Debtors. Differences between claim amounts identified by the Debtors and claims filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process. Considering the potential number of claimants, this process may take considerable time to finalize. The number and amount of allowed claims is not presently known and, since the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable. Additional information concerning the status of the ongoing bankruptcy proceedings may be obtained from Solutia's website at www.solutia.com and at www.nysb.uscourts.gov, the official website for the bankruptcy court.

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

Financial Information

    Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the three and nine months ended September 30, 2004 is presented as follows:

                                              SOLUTIA AND                                                   SOLUTIA AND
                                            SUBSIDIARIES IN      SUBSIDIARIES NOT IN                        SUBSIDIARIES
                                            REORGANIZATION         REORGANIZATION         ELIMINATIONS      CONSOLIDATED
(dollars in millions)                       ---------------      -------------------      ------------      ------------
Three Months Ended September 30, 2004:
--------------------------------------
Net Sales.............................          $   546                 $224                 $ (93)           $   677
Operating Income......................                6                   23                     4                 33
Net Income (Loss).....................              (18)                  13                   (13)               (18)

Nine Months Ended September 30, 2004:
-------------------------------------
Net Sales.............................          $ 1,642                 $656                 $(279)           $ 2,019
Operating Income (Loss)...............              (93)                  65                    17                (11)
Net Income (Loss).....................             (216)                  19                   (19)              (216)

As of September 30, 2004:
-------------------------
Total Assets..........................          $ 1,788                 $807                 $(487)           $ 2,108
Liabilities not Subject to
  Compromise..........................              937                  492                  (172)             1,257
Liabilities Subject to Compromise.....            2,174                  --                    --               2,174
Total Shareholders' Equity
  (Deficit)...........................           (1,323)                 315                  (315)            (1,323)

RESULTS OF OPERATIONS--THIRD QUARTER 2004 COMPARED WITH THIRD QUARTER 2003

Performance Products and Services

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                              2004           2003
(dollars in millions)                                         ----           ----
Net Sales...............................................      $274           $261
                                                              ====           ====

Segment Profit..........................................      $ 27           $ 30
                                                              ====           ====
    Charges included in Segment Profit..................      $ (1)          $ (1)
                                                              ====           ====

    The $13 million, or 5 percent, increase in net sales as compared to the third quarter 2003 resulted primarily from higher sales volumes of approximately 3 percent and favorable currency exchange rate fluctuations of approximately 3 percent, partially offset by lower average selling prices of approximately 1 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(TM) plastic interlayer products, partially offset by lower volumes due to the cessation of certain operations beginning in the fourth quarter 2003, including the shut-down of certain chlorobenzenes, feed ingredients and L-Aspartic operations. In addition, net sales were positively affected by the strengthening euro in relation to the U.S. dollar in comparison to the third quarter 2003.

    The $3 million, or 10 percent, decrease in segment profit in comparison to the third quarter 2003 resulted primarily from higher raw material and energy costs partially offset by higher net sales and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization. In addition, segment profit in the third quarter 2004 was affected by $1 million of net charges including $2 million of asset write-offs and repairs and maintenance charges resulting from the impact of Hurricane Ivan at the CPFilms plant located in Martinsville, Virginia, partially offset by $1 million of gain from the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities in the Company's Pharmaceutical Services division. The third quarter 2003 results included restructuring charges of $1 million related principally to severance and retraining costs.

Integrated Nylon

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         -------------------
                                                         2004           2003
(dollars in millions)                                    ----           ----
Net Sales............................................    $403           $333
                                                         ====           ====

Segment Loss.........................................    $(15)          $(19)
                                                         ====           ====
    Charges included in Segment Loss.................    $ (5)          $--
                                                         ====           ====

    The $70 million, or 21 percent, increase in net sales as compared to the third quarter 2003 resulted primarily from higher average selling prices of approximately 18 percent and increased sales volumes of 3 percent. Higher average selling prices were experienced principally in the carpet fibers and intermediates businesses. Carpet fiber increases resulted from price increases implemented across several segments, and the intermediate chemicals business benefited from an overall increase in market prices for key products as well as formula-based sales contracts tied to raw material costs. Increased sales volumes were experienced principally in nylon plastics and polymers. Volume declines resulting from restructuring actions taken in the acrylic fibers business in 2003 and contract terminations in the intermediate chemicals business in 2004 were partially offset by increased volumes in certain other intermediate chemicals.

    The $4 million, or 21 percent, improvement in the segment loss in comparison to the third quarter 2003 resulted principally from higher net sales, controlled spending and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, partially offset by higher raw material and energy costs of approximately $75 million. In addition, segment profit in the third quarter 2004 was affected by $5 million of charges resulting from the impact of Hurricane Ivan at the Pensacola, Florida and Foley, Alabama plants involving primarily repairs and maintenance costs, as well as asset write-offs. In addition to the aforementioned charges, segment profit in 2004 was affected by unabsorbed fixed costs and lost sales volumes as a result of temporarily shutting down certain manufacturing operations at the Pensacola and Foley plants during the third quarter 2004 due to Hurricane Ivan.

    Late in the third quarter 2004 Solutia's Chocolate Bayou facility was negatively impacted by the inability of a raw material transportation supplier to deliver key raw materials necessary to efficiently operate the facility. The resulting interruption to the business is expected to have an approximate $5 million negative impact on segment profit in the fourth quarter 2004. In addition, raw material and energy costs have continued to escalate during October 2004. The Company has been successful in recovering a significant portion of the increased raw material and energy costs through selling price increases during the nine months ended September 30, 2004. However, if this trend does not continue and raw material and energy costs continue to escalate through the remainder of the fourth quarter, it could have a significant impact on segment profit.

Corporate Expenses

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         --------------------
                                                         2004           2003
(dollars in millions)                                    ----           -----
Corporate Expenses (Gain)............................    $(22)          $ 158
                                                         ====           =====
    Gains (Charges) included in Corporate Expenses...    $ 31           $(129)
                                                         ====           =====

    The $180 million change in corporate expenses in comparison to the third quarter 2003 was primarily a result of lower charges in 2004. Included in the third quarter 2004 corporate expenses was a $31 million net gain involving curtailment and settlement activity resulting principally from amendments to the Company's various postretirement plans (as more fully described in Note 10 to the accompanying condensed consolidated financial statements). Charges included in the third quarter 2003 consisted primarily of a $99 million charge related to the Company's share of the Anniston PCB litigation settlement and a $30 million pension settlement charge. In addition, the third quarter 2004 included lower litigation, postretirement and environmental remediation expenses, as well as lower headcount.

Equity Loss from Affiliates

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------
                                                           2004           2003
(dollars in millions)                                      ----           ----
Equity Loss from Affiliates not included in Reportable
  Segment Profit (Loss).................................   $(16)          $(93)
                                                           ----           ----
Equity Earnings from Affiliates included in Reportable
  Segment Profit (Loss).................................   $--            $--
                                                           ----           ----
Equity Loss from Affiliates.............................   $(16)          $(93)
                                                           ====           ====
    Charges included in Equity Loss from Affiliates.....   $(27)          $(90)
                                                           ====           ====

    Equity loss from affiliates in the three months ended September 30, 2004 was adversely affected by $27 million of charges including $24 million in litigation related charges and $2 million in asset impairment and severance charges at the Flexsys joint venture and $1 million of severance and contract cancellation charges at the Astaris joint venture. These charges in the third quarter 2004 are in comparison to $90 million of charges in the third quarter 2003 principally related to the Astaris restructuring of certain production assets, including the Conda, Idaho, purified wet acid facility and selective product rationalizations. In addition to these charges in the third quarter 2004, Astaris experienced reduced interest expense resulting from lower outstanding debt levels and higher average selling prices while both Astaris and Flexsys benefited from the shutdown of certain unprofitable businesses in comparison to the third quarter 2003.

Interest Expense

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                          2004           2003
(dollars in millions)                                     ----           ----
Interest Expense......................................    $ 21           $ 25
                                                          ====           ====
    Charges included in Interest Expense..............    $--            $--
                                                          ====           ====

    The $4 million, or 16 percent, decrease in interest expense in the third quarter 2004 in comparison to the third quarter 2003 resulted principally from the Company ceasing to record approximately $8 million of interest on its 6.72% debentures puttable 2004, due 2037 and its 7.375% debentures due 2027 in accordance with SOP 90-7 while in Chapter 11 bankruptcy. This $8 million of unrecorded interest was partially offset by the increased interest expense on the Company's Euronotes, which were refinanced in the first quarter 2004.

Reorganization Items, net

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                          2004           2003
(dollars in millions)                                     ----           ----
Reorganization Items, net.............................    $(14)          $--
                                                          ====           ====

    Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the third quarter 2004 included $13 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings and $1 million of expense provisions for
(i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court.

Income Tax Expense (Benefit)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                          2004           2003
(dollars in millions)                                     ----           ----
Income Tax Expense (Benefit)..........................     $1            $(90)
                                                           ==            ====

    The $91 million change in income tax expense (benefit) in the third quarter 2004 in comparison to the comparable period in 2003 was primarily a result of Solutia not recording any U.S. income tax benefit for losses incurred from its domestic operations (including temporary differences) during the third quarter 2004 due to Solutia's Chapter 11 filing. Consequently, the increases in federal and state deferred tax assets resulting from the increases in net operating losses during the third quarter 2004 were offset by corresponding increases in valuation allowances. The $1 million of income tax expense in the third quarter 2004 represents principally taxes on foreign earnings.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

Performance Products and Services

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                          2004           2003
(dollars in millions)                                     ----           ----
Net Sales.............................................    $830           $779
                                                          ====           ====

Segment Profit........................................    $ 79           $ 73
                                                          ====           ====
    Charges included in Segment Profit................    $(18)          $(12)
                                                          ====           ====

    The $51 million, or 7 percent, increase in net sales as compared to the nine months ended September 30, 2003 resulted primarily from higher sales volumes of approximately 5 percent and favorable currency exchange rate fluctuations of approximately 4 percent, partially offset by lower average selling prices of approximately 2 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(TM) plastic interlayer products and in CPFilms window film and precision coated products, partially offset by lower volumes due to the cessation of certain operations beginning in the fourth quarter 2003, including the shut-down of certain chlorobenzenes, feed ingredients and L-Aspartic operations. In addition, net sales were positively affected by the strengthening euro in relation to the U.S. dollar in comparison to the nine months ended September 30, 2003. Lower average selling prices were experienced primarily in the SAFLEX(R) plastic interlayer products in comparison to the nine months ended September 30, 2003, resulting principally from the completion of new sales contracts in a competitive pricing environment.

    The $6 million, or 8 percent, increase in segment profit in comparison to the nine months ended September 30, 2003 resulted principally from higher net sales and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, partially offset by higher raw material and energy costs. Segment profit in 2004 was also affected by $17 million of charges involving plant closure costs for Solutia's chlorobenzenes operations, including costs for decommissioning and dismantling activities, asset write-offs, future costs for non-cancelable operating leases, and severance and retraining costs. In addition, segment profit in 2004 was affected by $2 million of asset write-offs and repairs and maintenance charges resulting from the impact of Hurricane Ivan at the CPFilms plant located in Martinsville, Virginia, partially offset by $1 million of gain from the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities in the Company's Pharmaceutical Services division. Charges in 2003 included restructuring charges of $12 million related to severance and retraining costs, as well as contract termination costs.

Integrated Nylon

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      -----------------------
                                                       2004             2003
(dollars in millions)                                 ------           ------
Net Sales..........................................   $1,189           $1,051
                                                      ======           ======

Segment Loss.......................................   $  (22)          $  (50)
                                                      ======           ======
    Charges included in Segment Loss...............   $   (5)          $   (5)
                                                      ======           ======

    The $138 million, or 13 percent, increase in net sales as compared to the nine months ended September 30, 2003 resulted primarily from higher average selling prices of approximately 9 percent and increased sales volume of approximately 4 percent. Higher average selling prices were experienced principally in the carpet fibers and intermediates businesses. Carpet fiber increases resulted from price increases implemented across several segments, and the intermediate chemicals business benefited from an overall increase in market prices for key products as well as formula-based sales contracts tied to raw material costs. Increased sales volumes were experienced principally in carpet fibers and nylon plastics and polymers. Volume declines resulting from restructuring actions taken in the acrylic fibers business in 2003 and contract terminations in the intermediate chemicals business in 2004 were partially offset by increased volumes in certain other intermediate chemicals.

    The $28 million, or 56 percent, improvement in the segment loss in comparison to the nine months ended September 30, 2003 resulted primarily from higher net sales, controlled spending, and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, partially offset by higher raw material and energy costs of approximately $135 million. In addition, segment profit in 2004 was affected by $5 million of charges resulting from the impact of Hurricane Ivan at the Pensacola, Florida and Foley, Alabama plants involving primarily repairs and maintenance costs, as well as asset write-offs. Segment loss in 2003 included severance charges of $5 million associated with workforce reductions. In addition to these aforementioned charges, segment profit in 2004 was affected by unabsorbed fixed costs and lost sales volumes as a result of temporarily shutting down certain manufacturing operations at the Pensacola and Foley plants during the third quarter 2004 due to Hurricane Ivan.

    Late in the third quarter 2004 Solutia's Chocolate Bayou facility was negatively impacted by the inability of a raw material transportation supplier to deliver key raw materials necessary to efficiently operate the facility. The resulting interruption to the business is expected to have an approximate $5 million negative impact on segment profit in the fourth quarter 2004. In addition, raw material and energy costs have continued to escalate during October 2004. The Company has been successful in recovering a significant portion of the increased raw material and energy costs through selling price increases during the nine months ended September 30, 2004. However, if this trend does not continue and raw material and energy costs continue to escalate through the remainder of the fourth quarter, it could have a significant impact on segment profit.

Corporate Expenses

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          --------------------
                                                          2004           2003
(dollars in millions)                                     ----           -----
Corporate Expenses....................................    $ 67           $ 214
                                                          ====           =====
    Charges included in Corporate Expenses............    $(31)          $(160)
                                                          ====           =====

    The $147 million, or 69 percent, decrease in corporate expenses in comparison to the nine months ended September 30, 2003 was primarily a result of lower charges included in corporate expenses in 2004. Included in the nine months ended September 30, 2004 were $31 million of net curtailment and settlement charges principally with respect to amendments to the Company's various postretirement plans (as more fully described in Note 10 to the accompanying condensed consolidated financial statements). Charges included in the comparable period of 2003 consisted of a $99 million charge related to the Company's share of the Anniston PCB litigation settlement, a $30 million pension settlement charge, a $27 million charge related to the Anniston Consent Decree and $4 million of severance costs related to workforce reductions. In addition, the nine months ended September 30, 2004 included lower litigation, postretirement and environmental remediation expenses, as well as lower headcount.

Equity Loss from Affiliates

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          --------------------
                                                          2004           2003
(dollars in millions)                                     ----           -----
Equity Loss from Affiliates not included in Reportable
  Segment Profit (Loss)................................   $(28)          $(100)
                                                          ----           -----
Equity Earnings from Affiliates included in Reportable
  Segment Profit (Loss)................................   $--            $   1
                                                          ----           -----
Equity Loss from Affiliates............................   $(28)          $ (99)
                                                          ====           =====
    Charges included in Equity Loss from Affiliates....   $(45)          $ (99)
                                                          ====           =====

    Equity loss from affiliates in the nine months ended September 30, 2004 was adversely affected by $45 million of charges including $24 million in litigation related charges and $9 million of asset impairment and severance charges at the Flexsys joint venture, as well as $6 million in contract termination costs, $3 million in dismantling charges, $2 million of severance costs, and $1 million of asset impairments at the Astaris joint venture. These charges in the nine months ended September 30, 2004 are in comparison to $99 million of restructuring charges in the comparable period of 2003 including $90 million of charges related to the Astaris joint venture restructuring of certain production assets, including the Conda, Idaho purified wet acid facility and selective product rationalizations and additional restructuring charges of $9 million related to asset impairments at the Flexsys joint venture and severance charges at both the Flexsys and Astaris joint ventures. In addition to these charges in the nine months ended September 30, 2004, Astaris experienced lower interest expense resulting from lower outstanding debt levels and higher average selling prices while both Astaris and Flexsys benefited from the shutdown of certain unprofitable businesses in comparison to the nine months ended September 30, 2003.

Interest Expense

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                          2004           2003
(dollars in millions)                                     ----           ----
Interest Expense......................................    $ 93           $ 73
                                                          ====           ====
    Charges included in Interest Expense..............    $(25)          $--
                                                          ====           ====

    The $20 million, or 27 percent, increase in interest expense in 2004 in comparison to the nine months ended September 30, 2003 resulted principally from the write-off of unamortized debt issuance costs of approximately $25 million related to the October 2003 credit facility and interim DIP facility; both retired in January 2004 with proceeds from the final DIP facility. Furthermore, Solutia experienced higher interest expense as a result of the increased interest rate on the Company's Euronotes, which were refinanced in the first quarter 2004. Partially offsetting these increases in interest expense is the cessation of paying interest on its 6.72% debentures puttable 2004, due 2037 and its 7.375% debentures due 2027 while operating as a debtor-in-possession during the Chapter 11 proceedings. The amount of contractual interest not recorded in the first nine months of 2004 was $24 million.

Reorganization Items, net

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                          2004           2003
(dollars in millions)                                     ----           ----
Reorganization Items, net.............................    $(63)          $--
                                                          ====           ====

    Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the nine months ended September 30, 2004 included $37 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $20 million of asset write-offs associated with contract rejections and terminations; $8 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and a $2 million gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded.

Other Income, net

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                          2004           2003
(dollars in millions)                                     ----           ----
Other Income, net.....................................    $  1            $9
                                                          ====            ==
Other Income, net included in Reportable Segment
    Profit............................................    $  2            $2
                                                          ====            ==
Gain included in Other Income, net....................    $--             $4
                                                          ====            ==

    During the nine months ended September 30, 2003 Solutia realized a benefit of $4 million related to the recovery of certain receivables, established prior to 1997, which had previously been written off.

Income Tax Expense (Benefit)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          --------------------
                                                          2004           2003
(dollars in millions)                                     ----           -----
Income Tax Expense (Benefit)..........................     $7            $(129)
                                                           ==            =====

    The $136 million change in income tax expense (benefit) in 2004 in comparison to the comparable period of 2003 was primarily a result of Solutia not recording any U.S. income tax benefit for losses incurred from its domestic operations (including temporary differences) during the nine months ended September 30, 2004 due to Solutia's Chapter 11 filing. Consequently, the increases in federal and state deferred tax assets resulting from the increases in net operating losses during the nine months ended September 30, 2004 were offset by corresponding increases in valuation allowances. The $7 million of income tax expense in the nine months ended September 30, 2004 represents principally taxes on foreign earnings.

Summary of Events Affecting Comparability

    Charges and gains recorded in the nine months ended September
30, 2004 and 2003, and other events affecting comparability have been summarized in the tables below (dollars in millions):

                                                                            2004
                                              -----------------------------------------------------------------
                                              PERFORMANCE
                                                PRODUCTS         INTEGRATED       CORPORATE/
          INCREASE/(DECREASE)                 AND SERVICES         NYLON            OTHER          CONSOLIDATED
----------------------------------------      ------------       ----------       ----------       ------------
IMPACT ON:
Cost of goods sold......................          $ 16              $--             $ --              $  16    (a)
                                                   --                                  24                24    (b)
                                                     2                 5              --                  7    (c)
                                                  ----              ----            -----             -----
  Total cost of goods sold..............            18                 5               24                47
Marketing...............................           --                --                 2                 2    (b)
Administrative..........................           --                --                 3                 3    (b)
Technological...........................           --                --                 2                 2    (b)
                                                  ----              ----            -----             -----
    OPERATING LOSS IMPACT...............           (18)               (5)             (31)              (54)
Equity loss from affiliates.............                                              (45)              (45)   (d)
Interest expense........................                                              (25)              (25)   (e)
Loss on debt modification...............                                              (15)              (15)   (f)
                                                  ----              ----            -----             -----
    PRE-TAX INCOME STATEMENT IMPACT.....          $(18)             $ (5)           $(116)             (139)
                                                  ====              ====            =====
Income tax benefit impact...............                                                                 (6)   (g)
                                                                                                      -----
    AFTER-TAX INCOME STATEMENT IMPACT...                                                              $(133)
                                                                                                      =====

  2004 EVENTS
-------
(a)     Restructuring costs related principally to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including costs for decommissioning and dismantling activities, asset write-offs, future costs for non-cancelable operating leases, and severance and retraining costs ($16 million pre-tax and after-tax--see note (g) below).

(b)     Net pension and other postretirement benefit plan curtailments and settlements, as more fully described in
        Note 10 to the accompanying consolidated financial statements ($31 million pre-tax and after-tax--see note
        (g) below).

(c)     Losses incurred directly related to the hurricanes experienced in the U.S. in the third quarter 2004 resulting in the disruption of operations and property damage at the Company's operations in the Integrated
        Nylon chain located principally in the Southeastern part of the U.S., and the CPFilms location in
        Martinsville, Virginia. These costs included primarily asset write-offs and repairs and maintenance costs
        ($7 million pre-tax and after-tax--see note (g) below).

(d)     The Flexsys and Astaris joint ventures, in each of which the Company has a fifty percent interest, incurred charges related to litigation matters and restructuring activities involving contract terminations, dismantling costs, asset impairments and severance charges ($45 million pre-tax and after-tax--see note (g)
        below).

(e)     Write-off of unamortized debt issuance costs related to the October 2003 and interim DIP credit facilities;
        both retired in January 2004 with proceeds from the final DIP facility ($25 million pre-tax and after-tax--see note (g) below).

(f)     Loss due to the modification of the Company's Euronotes in January 2004 ($15 million pre-tax and $9 million after-tax).

(g)     With the exception of item (f) above, which relates to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact, as the tax benefit realized from the charges is offset by the increase in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery as a result of the Chapter 11 filing.

                                                                           2003
                                             -----------------------------------------------------------------
                                             PERFORMANCE
                                               PRODUCTS         INTEGRATED       CORPORATE/
          INCREASE/(DECREASE)                AND SERVICES         NYLON            OTHER          CONSOLIDATED
---------------------------------------      ------------       ----------       ----------       ------------
IMPACT ON:
Cost of goods sold.....................          $  7              $  5            $ --              $  12    (h)
                                                  --                --                27                27    (i)
                                                  --                --                22                22    (j)
                                                  --                --                99                99    (k)
                                                 ----              ----            -----             -----
Total cost of goods sold...............             7                 5              148               160
Marketing..............................             2               --               --                  2    (h)
                                                  --                --                 2                 2    (j)
Administrative.........................             2               --                 4                 6    (h)
                                                  --                --                 3                 3    (j)
Technological..........................             1               --               --                  1    (h)
                                                  --                --                 3                 3    (j)
                                                 ----              ----            -----             -----
    OPERATING LOSS IMPACT..............           (12)               (5)            (160)             (177)
Equity earnings (loss) from
  affiliates...........................           --                --               (99)              (99)   (l)
Other income (expense).................           --                --                 4                 4    (m)
                                                 ----              ----            -----             -----
    PRE-TAX INCOME STATEMENT IMPACT....          $(12)             $ (5)           $(255)             (272)
                                                 ====              ====            =====
Income tax benefit impact..............                                                                (87)
                                                                                                     -----
    AFTER-TAX INCOME STATEMENT
      IMPACT...........................                                                              $(185)
                                                                                                     =====

  2003 EVENTS
-------
(h)     Restructuring charges for workforce reductions and contract termination costs ($21 million pre-tax and
        $13 million after-tax).

(i)     Environmental charges for the partial consent decree approved on August 4, 2003 related to remediation at
        Anniston, Alabama ($27 million pre-tax and $17 million after-tax).

(j)     Pension settlement loss as required by SFAS No. 88 ($30 million pre-tax and $19 million after-tax).

(k)     Charge related to Company's share of the Anniston PCB litigation settlement and to increase certain other litigation accruals ($99 million pre-tax and $75 million after-tax).

(l)     The Flexsys and Astaris joint ventures incurred restructuring charges during the first nine months of 2003 related to asset impairments and severance charges ($99 million pre-tax and $64 million after-tax).

(m)     The Company recovered certain receivables, established prior to 1997, which had previously been written off
        ($4 million pre-tax and $3 million after-tax).

FINANCIAL CONDITION AND LIQUIDITY

    As discussed previously, Solutia is operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding Solutia's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations during the continuation of the bankruptcy proceedings, Solutia believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Solutia's access to additional financing during the Chapter 11 proceedings will likely be very limited.

Financial Analysis

    Solutia utilized its existing cash on-hand to finance operating needs and capital expenditures during the first nine months of 2004. Cash used in continuing operations was $9 million in the first nine months of 2004, a change of $13 million from $4 million provided by continuing operations for the comparable period of 2003. This change was primarily attributable to higher accounts receivable, a $11 million pension contribution and payments for reorganization related items, partially offset by the continued increase in post-petition accounts payable balances due to improved vendor terms. Higher accounts receivable was a result of higher net sales in the nine months ended September 30, 2004 relative to the comparable period of 2003. In addition, Solutia made the first scheduled $5 million payment in August 2004 with respect to the Anniston litigation settlement reached in 2003.

    FMC and Solutia have agreed to allow Astaris to defer up to $27 million of payment obligations to each of FMC and Solutia under existing operating agreements and certain other agreements over the next 12 months to provide liquidity assistance to Astaris as it implements its business restructuring. Repayment in full of the deferred amounts to FMC and Solutia is required by September 30, 2005. The amount deferred and resulting negative impact on cash from operations was $12 million in the nine months ended September 30, 2004.

    Capital spending decreased $27 million to $32 million in the first nine months of 2004, compared to $59 million in the comparable period of 2003. This decrease in capital spending in the first nine months of 2004 in comparison to the comparable period in 2003 was primarily due to the mandatory purchase of the co-generation facility in Pensacola, Florida in 2003, for approximately $32 million, whereas the expenditures in the first nine months of 2004 were used primarily to fund various minor capital improvements, as well as certain cost reduction projects.

    During the first nine months of 2003, proceeds totaling $474 million from the sale of the resins, additives and adhesives businesses were included in cash provided by discontinued operations.

    Total debt of $1,227 million as of September 30, 2004, including $559 million not subject to compromise and $668 million subject to compromise, decreased by $53 million as compared to $1,280 million at December 31, 2003, including $655 million not subject to compromise and $625 million subject to compromise. The composition of Solutia's debt changed during the first nine months of 2004 with the completion of the final DIP facility in January 2004 and concurrent retirement of the Company's borrowings under the October 2003 and interim DIP credit facilities, which aggregated $361 million outstanding as of December 31, 2003, with proceeds from the final DIP facility and existing cash on-hand. Outstanding borrowings under the final DIP facility were $300 million as of September 30, 2004. In addition, the Euronotes were increased by $15 million during the first nine months of 2004 due to the January 2004 modification. The $43 million change in debt subject to compromise resulted from the reclassification of the debt obligation for the Company's headquarters building to liabilities subject to compromise in the third quarter 2004 as Solutia believes it is unable to continue to perform on the debt obligation.

    As a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of September 30, 2004, with the exception of its DIP credit facility and Euronotes.

    Solutia's working capital increased by $297 million to $358 million at September 30, 2004, compared to $61 million at December 31, 2003. The increase in the working capital position primarily resulted from the retirement of all of the short-term debt outstanding as of December 31, 2003 in January 2004 and the seasonal increase in working capital, partially offset by lower cash on-hand as of September 30, 2004.

    Solutia had a shareholders' deficit of $1,323 million at September 30, 2004 compared to a deficit of $1,125 million at December 31, 2003. The $198 million increase in shareholders' deficit principally resulted from the $216 million net loss in the first nine months of 2004, partially offset by the $18 million decrease in additional minimum pension liability resulting principally from the pension curtailment in 2004 (as more fully described in Note 10 to the accompanying condensed consolidated financial statements).

    The weighted average interest rate on Solutia's total debt outstanding at September 30, 2004 was approximately 8.8 percent compared to 7.8 percent at September 30, 2003. This increase was primarily a result of the increase in the interest rate for the Euronotes resulting from the January 2004 modification of these notes.

    At September 30, 2004, Solutia's total liquidity was $227 million in the form of $135 million of availability under the final DIP credit facility and approximately $92 million of cash on-hand, of which $58 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings. At December 31, 2003, all of the Company's liquidity was in the form of cash in the amount of $159 million, of which $34 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings.

    According to current IRS funding rules, Solutia is not required to make pension contributions in 2004 for its qualified domestic pension plan. However, the Company made a voluntary contribution of $11 million to the qualified domestic pension plan in the third quarter 2004. This voluntary contribution coupled with the cessation of future benefit accruals effective July 1, 2004 (as discussed in Note 10 to the accompanying condensed consolidated financial statements), resulted in the reduction of required contributions, as well as the deferral of the timing of future required contributions. Based upon current actuarial assumptions, these two actions will result in the reduction of future required contributions to the qualified domestic pension plan of approximately $100 million over the next five years.

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

Euronotes

    On October 7, 2004, the Company and its wholly owned subsidiary, Solutia Europe SA/NA ("SESA"), commenced the notification process for convening a meeting pursuant to Article 568 of the Belgian Companies Code of the holders of (euro)200 million 10 percent notes due 2008 issued by SESA (the "Euronotes"). At the bondholders' meeting, which is scheduled to take place on November 8, 2004, Solutia and SESA will request that the bondholders approve amendments to the Euronotes including the authorization of the potential sale of the Company's pharmaceutical services business. The proposed amendments will require SESA to use 95 percent of the net cash proceeds from the sale to redeem a portion of the Euronotes. In order for the proposed amendments to be approved, at least fifty percent of the bondholders (by value) must be validly present at the meeting or be represented by proxy and at least seventy-five percent of the bondholders (by value) validly present or represented must vote in favor of the proposed amendments.

CONTINGENCIES

    See Note 9 to the accompanying condensed consolidated financial statements for a summary of the Company's contingencies as of September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

    There have been no material changes in market risk exposures during the nine months ended September 30, 2004 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 28 and 29 of Solutia's Form 10-K/A for the year-ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

    As of the end of the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. There were no significant changes in Solutia's internal control over financial reporting that occurred during the quarterly period ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Flexsys Related Litigation

    Solutia's 2003 Form 10-K/A and its Form 10-Qs for the quarters ended March 31, 2004 and June 30, 2004 describe an investigation by antitrust authorities in the United States, Europe and Canada of past commercial practices in the rubber chemicals industry against Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., and other producers of rubber chemicals. Those periodic filings also describe a number of purported class actions that have been filed against Flexsys and other producers of rubber chemicals as well as related shareholder derivative actions and shareholder class actions that have been filed against Solutia and certain of its officers and directors. Set forth below is a description of the material developments in those cases as well as other material litigation developments that have occurred since the Company's second quarter 2004 Form 10-Q filing.

    Actions against Flexsys. A purported class action has been filed in Massachusetts state court against Flexsys and other past and present rubber chemical producers on behalf of all indirect consumers of rubber chemicals for damages sustained as a result of alleged anti-competitive practices in the sale of rubber chemicals. A purported class action on behalf of indirect consumers of rubber chemicals from numerous states has also been filed in Florida state court by the same Massachusetts law firm with similar allegations being made and similar relief being sought against Flexsys and other past and present rubber chemical producers. In addition to the Massachusetts and Florida cases, ten state court actions filed by retail tire purchasers against Flexsys and other producers of rubber chemicals remain pending either on appeal or at the trial court level in preliminary motion phases. On July 15, 2004, RBX Industries, Inc. v. Bayer Corp., Flexsys, et al. was filed against Flexsys and other producers of rubber chemicals in the United States District Court for the Western District of Pennsylvania. Plaintiff alleges that during the period 1995 through 2001 the defendants conspired through marketing and sales practices to cause plaintiff to pay supra-competitive prices and seeks treble damages from the defendants. Solutia is not a named defendant in any of these cases.

    In May 2004, two purported class actions were filed in the Province of Quebec, Canada against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Statutory damages of (CAD) $14.6 million along with exemplary damages of (CAD) $25 per person are being sought. A hearing will be scheduled to determine which case will be allowed to go forward. Solutia is not a named defendant in either of these class actions.

    Actions against Solutia. Solutia's 2003 Form 10-K/A and its Form 10-Qs for the quarters ended March 31, 2004 and June 30, 2004 describe a consolidated class action in the U.S. District Court in California brought by individuals who allegedly purchased Solutia stock at inflated prices as a result of the incorporation of Solutia's share of Flexsys' financial results which were purportedly inflated as a result of anticompetitive collusion between Flexsys and other rubber chemical producers during the period December 1998 through October 2002. The consolidated action has been automatically stayed with respect to Solutia by virtue of Section 362(a) of the Bankruptcy Code but has not been stayed with respect to the individual defendants. On July 28, 2004, the court granted the individual defendants' motion to dismiss for failure to state a claim but also granted plaintiffs the right to file an amended complaint. Plaintiffs have filed an amended complaint and defendants have again petitioned the court to dismiss as against the individual defendants for failure to state a cause of action and plaintiffs have opposed the motion which remains pending.

Anniston Partial Consent Decree

    Solutia's 2003 Form 10-K/A and its Form 10-Qs for the quarters ended March 31, 2004 and June 30, 2004 describe the ongoing process to determine whether the automatic stay provisions of the United States Bankruptcy Code are applicable to the Company's obligations under the Partial Consent Decree. Set forth below is a description of the material developments in this matter that have occurred since the Company's second quarter 2004 Form 10-Q filing.

    On April 19, 2004, the United States District Court for the Northern District of Alabama issued a two sentence order finding that the Anniston Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and as a result the automatic stay provisions of the United States Bankruptcy Code are inapplicable to the Company's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and the Company stipulate that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. The Company filed a motion asking the District Court to reconsider its order and to bring it into accord with the Stipulation and Agreed Order consented to by the EPA and entered by the U.S. Bankruptcy Court. The District Court held a hearing on this motion on August 24, 2004. The District Court took the matter under advisement and issued its ruling on September 9, 2004, denying Solutia's motion and declaring that the automatic stay is inapplicable to Solutia's obligations under the Consent Decree to perform site work. Solutia has appealed this ruling to the 11th Circuit Court of Appeals.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    This table provides information with respect to purchases by Solutia of shares of its common stock during the third quarter of 2004:

ISSUER'S PURCHASES OF EQUITY SECURITIES*

                                                                            TOTAL NUMBER OF        APPROXIMATE DOLLAR
                                                                            SHARES PURCHASED        VALUE OF SHARES
                                      TOTAL NUMBER      AVERAGE PRICE          AS PART OF             THAT MAY YET
                                       OF SHARES          PAID PER         PUBLICLY ANNOUNCED         BE PURCHASED
             PERIOD                   PURCHASED**          SHARE**                PLAN              UNDER THE PLAN*
--------------------------------      ------------      -------------      ------------------      ------------------
July 1, 2004 through July 31,
  2004..........................         11,945            $0.235                  --                     N/A
August 1, 2004 through
  August 31, 2004...............             --               N/A                  --                     N/A
September 1, 2004 through
  September 30, 2004............             --               N/A                  --                     N/A
                                         ------            ------                  --                     ---
    TOTAL.......................         11,945            $0.235                  --                     N/A
                                         ======            ======                  ==                     ===

-------

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

** These columns reflect the following transaction during the third quarter of 2004: the surrender to Solutia of shares of Solutia common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

ITEM 6. EXHIBITS

    (a) Exhibits--See the Exhibit Index at page 48 of this report.

                             SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SOLUTIA INC.
                                       --------------------------------
                                                 (Registrant)



                                          /s/  TIMOTHY J. SPIHLMAN
                                       --------------------------------
                                       (Vice President and Controller)
                                     (On behalf of the Registrant and as
                                        Principal Accounting Officer)

Date: November 5, 2004

                           EXHIBIT INDEX

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

  10          Retention Agreement by and between Solutia Inc. and Max W.
              McCombs dated as of June 21, 2004

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