Form 10-K
period 2004-12-31
SOLUTIA INC
filed 2005-03-10
CIK 1043382

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004
                             -----------------

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                       to
                                 ---------------------    --------------------
    Commission file number 001-13255
                           ---------

                                SOLUTIA INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                              43-1781797
   -------------------------------           -----------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

 575 Maryville Centre Drive, P.O. Box 66760, St. Louis, Missouri 63166-6760
 --------------------------------------------------------------------------
             (Address of principal executive offices)            (Zip Code)

  Registrant's telephone number, including area code: (314) 674-1000

  Securities registered pursuant to Section 12(b) of the Act:

    Title of each class         Name of each exchange on which registered
    --------------------        -----------------------------------------
            None                                   None

  Securities registered pursuant to section 12(g) of the Act:

                             Title of each class
                             -------------------
                         $.01 par value Common Stock
                       Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the registrant's common stock held by non-affiliates, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2004, based upon the value of the last sales price of these shares as quoted on the OTC Bulletin Board, was approximately $24.0 million.

NOTE.--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 104,459,584 shares of common stock, $.01 par value, outstanding as of the close of business on February 28, 2005.


            CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

         Solutia makes statements in this Annual Report on Form 10-K that are considered forward-looking statements under the federal securities laws. Solutia considers all statements regarding anticipated or future matters, including the following, to be forward-looking statements:

o  future effects from Solutia's filing for Chapter 11     o  results of litigation;
   protection which occurred on December 17, 2003;

o  Solutia's expected future financial position,           o  plans and objectives of management for future
   liquidity, results of operations, profitability and        operations;
   cash flows;

o  dividends;                                              o  contractual obligations;

o  financing plans;                                        o  off-balance sheet arrangements;

o  competitive position;                                   o  growth opportunities for existing products and
                                                              services;

o  business strategy;                                      o  price increases;

o  budgets;                                                o  benefits from new technology; and

o  projected cost reductions;                              o  effect of changes in accounting due to recently
                                                              issued accounting standards.

         These statements are not guarantees of Solutia's future performance. They represent Solutia's estimates and assumptions only on the date it made them. There are risks, uncertainties and other important factors that could cause Solutia's actual performance or achievements to be materially different from those it may project. These risks, uncertainties and factors include:

o  Solutia's ability to develop, confirm and consummate    o  disruption of operations;
   a Chapter 11 plan of reorganization;

o  Solutia's ability to reduce its overall leveraged       o  exposure to product liability and other litigation,
   position;                                                  environmental remediation obligations and other
                                                              environmental liabilities;

o  the potential adverse impact of Solutia's Chapter 11    o  lower prices for Solutia's products or a decline in
   filing on its operations, management and employees,        Solutia's market share due to competition or price
   and the risks associated with operating businesses         pressure by customers;
   under Chapter 11 protection;

o  Solutia's ability to comply with the terms of its       o  ability to implement cost reduction initiatives in
   debtor-in-possession ("DIP") financing facility;           a timely manner;

o  customer response to Solutia's Chapter 11 filing;       o  ability to divest existing businesses;

o  general economic, business and market conditions;       o  efficacy of new technology and facilities;

o  currency fluctuations;                                  o  limited access to capital resources;

o  interest rate fluctuations;                             o  changes in U.S. and foreign laws and regulations;

o  price increases or shortages of raw materials and       o  geopolitical instability; and
   energy;

                                                           o  changes in pension and other post-retirement
                                                              benefit plan assumptions.


                                   PART I

ITEM 1. BUSINESS

OVERVIEW

         Solutia, together with its subsidiaries (referred to herein as "Solutia" or the "Company"), is a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications. Solutia is reporting its business under two segments: Performance Products and Services and Integrated Nylon.

         Solutia's Performance Products and Services segment is comprised of six product lines and one service business. The product lines are generally managed based on the markets into which these products are sold.

         o Solutia's SAFLEX(R) and VANCEVA(R) brands of plastic interlayer are used for laminated safety glass, primarily in automotive original equipment manufacturing and architectural applications. Solutia markets its plastic interlayer to the automotive industry for use in automobile windshields and side, rear and roof windows of vehicles. Solutia also brands plastic interlayer under the KEEPSAFE(R) and KEEPSAFE MAXIMUM(R) marks for architectural applications.

         o Solutia's LLUMAR(R), VISTA(R) and GILA(R) brands of window films are custom coated and used primarily for aftermarket automotive and architectural applications. LLUMAR(R) and VISTA(R) window films are marketed to the professional aftermarket automotive and architectural applications, and GILA(R) is marketed to the do-it-yourself retail market.

         o Solutia's plastic products include entrance matting and automotive spray suppression flaps.

         o Solutia's DEQUEST(R) water treatment phosphonates are used to enhance water quality for industrial and domestic use.

         o Solutia's THERMINOL(R) heat transfer fluids are used for indirect heating or cooling of chemical processes.

         o Solutia's SKYDROL(R) brand aviation hydraulic fluids are supplied across the aviation industry.

         o Solutia's Pharmaceutical Services business provides leading pharmaceutical companies with pharmaceutical development expertise, including process research, manufacturing and advisory services.

         Solutia's Integrated Nylon segment comprises an integrated family of nylon products.

         o Solutia's chemical intermediates are used internally as feedstock for fiber and resins production and also are sold on the merchant market.

         o Solutia's VYDYNE(R) and ASCEND(R) nylon polymers are sold to the engineered thermoplastic, apparel, textile and industrial markets.

         o Solutia's fibers are sold under the WEAR-DATED(R) brand for residential carpet and the ULTRON(R) brand for commercial carpet, as well as under private labels for these and industrial markets.

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

CHAPTER 11 PROCEEDINGS

         On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

         The filing was made to restructure Solutia's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs, in order to allow Solutia to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits and liabilities under operating contracts, all of which were assumed at the time of the spinoff of Solutia from Pharmacia (collectively "legacy liabilities"). These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs have been an obstacle to Solutia's financial stability and success. While Solutia believes it will be able to significantly reduce the legacy liabilities through the bankruptcy process, there can be no certainty that it will be successful in doing so.

         Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the Chapter 11 filing, all orders sufficient to enable Solutia to conduct normal business activities, including the approval of Solutia's DIP financing, have been entered by the bankruptcy court. While Solutia is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the bankruptcy court.

         On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a $525 million DIP credit facility. This DIP facility consists of (i) a $50 million multiple draw term loan; (ii) a $300 million single draw term loan, which was drawn in full on the effective date of the facility; and (iii) a $175 million borrowing-based revolving credit facility, which includes a $150 million letter of credit subfacility. The DIP credit facility was amended on July 20, 2004, with bankruptcy court approval. For additional information regarding the DIP financing, see "Management's Discussion and Analysis" in Item 7 below and Note 14 to the accompanying consolidated financial statements on page 71 below.

         As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the bankruptcy court. November 30, 2004 was the last date by which holders of pre-filing date claims against the Debtors could file such claims. Any holder of a claim that was required to file such claim by November 30, 2004, and did not do so may be barred from asserting such claim against the Debtors and, accordingly, may not be able to participate in any distribution on account of such claim. Differences between claim amounts identified by the Debtors and claims filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process, and only holders of claims that are ultimately allowed for purposes of the Chapter 11 case will be entitled to distributions. Solutia has not yet completed its analysis of all the proofs of claim. Since the settlement terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

         In order to exit Chapter 11 successfully, Solutia must propose and obtain confirmation by the bankruptcy court of a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. As provided by the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The bankruptcy court has subsequently approved several extensions of the exclusivity period, the most recent of which is set to expire on April 11, 2005. On February 25, 2005, Solutia filed a motion with the bankruptcy court seeking to extend the exclusivity period to July 11, 2005. No assurance can be given that such extension request will be granted by the bankruptcy court or, if granted, that any future extension requests will be granted by the bankruptcy court. Moreover, although Solutia expects to file a plan of reorganization that provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that a plan of reorganization will be confirmed by the bankruptcy court or that any such plan will be implemented successfully.

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

RECENT DEVELOPMENTS

         On January 25, 2005, Solutia announced that it would exit the acrylic fibers business included within its Integrated Nylon segment, subject to approval by the bankruptcy court. Solutia expects to close its acrylic fibers operation in April 2005.

SEGMENTS; PRINCIPAL PRODUCTS

Solutia's reportable segments are:

         o  Performance Products and Services; and

         o  Integrated Nylon.

      The tabular and narrative information contained in Note 22 to the accompanying consolidated financial statements appearing on pages 89 and 90 is incorporated by reference into this section.

Performance Products and Services Segment

------------------------------------------------------------------------------------------------------------------------------
                                                     Major End-Use
Major End-Use                                        Products &        Major           Major Raw
Markets                          Major Products      Applications      Competitors     Materials         Major Plants
------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND HOME            Polyvinyl butyral   Products to       DuPont;         Butyraldehyde;    Ghent, Belgium;
FURNISHINGS                      for KEEPSAFE(R) and increase the      Kuraray;        ethanol;          Martinsville, VA;
                                 KEEPSAFE MAXIMUM(R) safety,           Sekisui         polyvinyl         Springfield, MA;
                                 laminated window    security, sound                   alcohol; vinyl    Trenton, MI
                                 glass; VANCEVA(R)   attenuation,                      acetate monomer
                                 films; LLUMAR(R)    energy
                                 and VISTA(R)        efficiency and
                                 professional        ultraviolet
                                 window films and    protection of
                                 GILA(R)             architectural
                                 retail window       glass for
                                 films               residential and
                                                     commercial
                                                     structures;
                                                     after-market
                                                     films for solar
                                                     control,
                                                     security and
                                                     safety
------------------------------------------------------------------------------------------------------------------------------
                                 ASTROTURF(R) and    Entrance matting  Elecster;       Polyethylene      Ghent, Belgium;
                                 CLEAN                                 Fichet;                           St. Louis, MO
                                 MACHINE(R)                            HBN-Teknik
                                 door mats
------------------------------------------------------------------------------------------------------------------------------
VEHICLES                         SAFLEX(R) plastic   Products to       DuPont;         Butyraldehyde;    Ghent, Belgium;
                                 interlayer for      increase the      Sekisui         ethanol;          Martinsville, VA;
                                 windshields and     safety,                           polyvinyl         Springfield, MA;
                                 for side, roof      security, sound                   alcohol; vinyl    Trenton, MI
                                 and rear            attenuation and                   acetate monomer
                                 windows of          ultraviolet
                                 vehicles;           protection of
                                 VANCEVA(R) plastic  automotive
                                 interlayer and      glass and give
                                 films; LLUMAR(R),   vehicles a
                                 FORMULAONE          custom
                                 PERFORMANCE         appearance
                                 AUTOMOTIVE FILMS(R)
                                 and GILA(R) retail
                                 window films
------------------------------------------------------------------------------------------------------------------------------
                                 CLEAR PASS(R)       Spray suppression Fichet; Wegu    Polyethylene      Ghent, Belgium;
                                 spray suppression   systems for                                         St. Louis, MO
                                 systems             trucks
------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL APPLICATIONS AND      Metallized films;   Window films;     3M; ATI;        Polyester film;   Martinsville, VA
ELECTRONICS                      sputtered films;    tapes;            Garware;        glycol;
                                 release liners      automotive        Intellicoat;    n-methyl-2-
                                 and deep-dyed       badging;          Mitsubishi;     pyrrolidone;
                                 films               optical and       Toray           crude and
                                                     colored                           dispersed dyes;
                                                     filters;                          aluminum wires
                                                     shades;                           and boats;
                                                     reprographics;                    uvinol
                                                     packaging

------------------------------------------------------------------------------------------------------------------------------
                                 Performance         Computer          Bekaert;        Polyester film;   Canoga Park, CA;
                                 films; conductive   touch-screens;    OCLI;           Indium tin;       Martinsville, VA;
                                 and                 electro-          Southwall       precious metals   Runcorn, U.K.
                                 anti-reflective     luminescent
                                 coated films        displays for
                                                     hand-held
                                                     electronics and
                                                     watches;
                                                     cathode ray
                                                     tube and LCD
                                                     monitors
------------------------------------------------------------------------------------------------------------------------------
                                 DEQUEST(R) water    Water treatment;  Bayer; Rhodia   Phosphorus        Newport, Wales
                                 treatment           oil field                         trichloride       (U.K.)
                                 chemicals           chemicals
------------------------------------------------------------------------------------------------------------------------------
CAPITAL EQUIPMENT                THERMINOL(R) heat   Heat transfer     Dow Chemical    Benzene; phenol   Alvin, TX;
                                 transfer fluids     fluids            Co.; Nippon                       Anniston, AL;
                                                                       Steel                             Newport, Wales (U.K.)
                                                                       Chemical Co.
------------------------------------------------------------------------------------------------------------------------------
AVIATION/TRANSPORTATION          SKYDROL(R) aviation Hydraulic         ExxonMobil      Phosphorus        St. Louis, MO
                                 hydraulic fluids;   fluids for                        oxychloride;
                                 SKYKLEEN(R)         commercial                        methanol
                                 aviation solvents   aircraft;
                                                     environmentally
                                                     friendly
                                                     solvents for
                                                     aviation
                                                     maintenance
------------------------------------------------------------------------------------------------------------------------------
PHARMACEUTICALS                  Services for        New               Albany                            Aarau and
                                 process research    pharmaceuticals   Molecular                         Bubendorf,
                                 and development,                      Research;                         Switzerland
                                 scale-up                              Evotec;
                                 manufacturing and                     Pharma-Eco;
                                 small-volume                          Rhodia ChiRex
                                 licensed
                                 production
------------------------------------------------------------------------------------------------------------------------------

Integrated Nylon Segment

------------------------------------------------------------------------------------------------------------------------------
                                                     Major End-Use
Major End-Use                                        Products &        Major           Major Raw
Markets                          Major Products      Applications      Competitors     Materials         Major Plants
------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND                 Nylon carpet        WEAR-DATED(R)     Honeywell;      Propylene;        Decatur and
HOME FURNISHINGS                 staple; nylon bulk  residential and   Invista         natural gas;      Foley, AL;
                                 continuous          ULTRON(R)                         cyclohexane;      Greenwood, SC;
                                 filament; ASCEND(R) commercial                        ammonia           Pensacola, FL
                                 nylon polymer       carpet;
                                                     non-woven
                                                     reinforcement
                                                     and linings
------------------------------------------------------------------------------------------------------------------------------
PERSONAL PRODUCTS                ASCEND(R) nylon     Knit apparel;     Invista; Rhodia Propylene;        Decatur, AL;
                                 polymer             half-hose;                        natural gas;      Greenwood, SC;
                                                     active wear;                      cyclohexane;      Pensacola, FL
                                                     apparel; dental                   ammonia
                                                     floss; intimate
                                                     apparel
------------------------------------------------------------------------------------------------------------------------------
VEHICLES                         Nylon filament;     Tires; airbags;   Acordis; BASF;  Propylene;        Decatur, AL;
                                 VYDYNE(R) nylon     automotive        DuPont;         natural gas;      Greenwood, SC;
                                 molding resins;     interior,         Invista;        cyclohexane;      Pensacola, FL
                                 ASCEND(R) nylon     exterior and      Rhodia          ammonia
                                 polymer             under-the-hood
                                                     molded parts
------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL                       ASCEND(R) nylon     Conveyer belts;   DUSA; Invista   Propylene;        Decatur, AL;
APPLICATIONS                     polymer;            nylon film                        natural gas;      Greenwood, SC;
                                 industrial nylon    cooking bags;                     cyclohexane;      Pensacola, FL
                                 fiber               specialized food                  ammonia
                                                     packaging;
                                                     sewing thread;
                                                     backpacks; cots;
                                                     tents
------------------------------------------------------------------------------------------------------------------------------
INTERMEDIATE                     Adipic acid; hexa-  Nylon and         Asahi Chemical; Propylene;        Alvin, TX;
CHEMICALS                        methylenediamine;   acrylic fiber;    BP; Invista;    natural gas;      Decatur, AL;
                                 acrylonitrile       nylon and ABS     Rhodia          cyclohexane;      Greenwood, SC;
                                                     plastics;                         ammonia           Pensacola, FL
                                                     synthetic
                                                     resins;
                                                     synthetic
                                                     lubricants;
                                                     paper chemicals;
                                                     plasticizers
------------------------------------------------------------------------------------------------------------------------------

PRINCIPAL EQUITY AFFILIATES

         Solutia participates in several joint ventures in which it shares ownership and management control with other companies. Solutia's equity earnings (loss) from affiliates, were $(26) million in 2004, $(133) million in 2003 and $13 million in 2002. Principal joint ventures include Flexsys and Astaris LLC ("Astaris").

         Flexsys, headquartered in Belgium, is a leading supplier of process chemicals to the rubber industry. Its product line includes a number of performance-enhancing products, including branded accelerators (SANTOCURE(R), THIOFIDE(R) and THIOTAX(R)), pre-vulcanization inhibitors (SANTOGARD(R) PVI), antidegradants (SANTOFLEX(R)), antioxidants (FLECTOL(R)) and insoluble sulphur (CRYSTEX(R)). Flexsys is a 50/50 joint venture with Akzo Nobel N.V.

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

         For additional information about Flexsys and Astaris, see "Management's Discussion and Analysis" in Item 7 below and Note 10 to the accompanying consolidated financial statements on page 67 below.

SALE OF PRODUCTS

         Solutia sells its products directly to end users in various industries, principally by using its own sales force, and, to a lesser extent, by using distributors.

         Solutia's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis. Solutia maintains inventories of finished goods, goods in process and raw materials to meet customer requirements and Solutia's scheduled production. In general, Solutia does not manufacture its products against a backlog of firm orders; it schedules production to meet the level of incoming orders and the projections of future demand. However, in the Performance Products and Services segment, a large portion of sales for 2005 will be pursuant to volume commitments. Solutia does not have material contracts with the government of the United States or any state, local or foreign government. Solutia is not generally dependent on one or a group of customers, and no single customer or customer group accounts for 10 percent or more of Solutia's net sales. However, sales to the carpet mill industry represent a significant portion of Solutia's net sales.

         Solutia's second and third quarters are typically stronger than its first and fourth quarters because sales of carpet and window films are stronger in the spring and fall.

COMPETITION

         The global markets in which Solutia's businesses operate are highly competitive. Solutia expects competition from other manufacturers of the same products and from manufacturers of different products designed for the same uses as Solutia's products to continue in both U.S. and ex-U.S. markets. Depending on the product involved, Solutia encounters various types of competition, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, Solutia regards its principal product groups as competitive with many other products of other producers and believes that Solutia is an important producer of many of these product groups. For additional information regarding competition in specific markets, see the charts under "Segments; Principal Products" above.

RAW MATERIALS AND ENERGY RESOURCES

         Solutia buys large amounts of commodity raw materials, including propylene, cyclohexane, benzene and natural gas. Solutia typically buys major requirements for key raw materials pursuant to contracts with average contractual periods of one to four years. Solutia obtains certain important raw materials from a few major suppliers. In general, in those cases where Solutia has limited sources of raw materials, it has developed contingency plans to minimize the effect of any interruption or reduction in supply. For information about specific raw materials, see the charts under "Segments; Principal Products" above.

         While temporary shortages of raw materials and energy resources may occasionally occur, these items are generally sufficiently available to cover Solutia's current and projected requirements. However, their continuing availability and price may be affected by unscheduled plant interruptions and domestic and world market conditions, political conditions and governmental regulatory actions. Due to the significant quantity of these raw materials and energy resources used by Solutia, a minor shift in the underlying prices for these items can result in a significant impact on Solutia's consolidated financial position and results of operations.

PATENTS AND TRADEMARKS

         Solutia owns a large number of patents that relate to a wide variety of products and processes and has pending a substantial number of patent applications. In addition, Solutia is licensed under a small number of patents owned by others. Solutia owns a considerable number of established trademarks in many countries under which Solutia markets its products. These patents and trademarks in the aggregate are of material importance to Solutia's operations and to Solutia's Performance Products and Services and Integrated Nylon segments. Patents and trademarks owned by Solutia and its domestic subsidiary CPFilms Inc. have been pledged as part of the collateral for the DIP financing. The holders of Solutia's 11.25 percent Senior Secured Notes due 2009 have a junior security interest in these patents and trademarks. Any patents and trademarks of Solutia Europe S.A./N.V. ("SESA"), as well as any trademarks owned by AMCIS AG and Carbogen AG, have been pledged to the holders of SESA's Euronotes in connection with the restructuring of that debt.

RESEARCH AND DEVELOPMENT

         Research and development constitute an important part of Solutia's activities. Solutia's expenses for research and development amounted to approximately $40 million in 2004, $46 million in 2003 and $39 million in 2002, or about 2 percent of sales on average. Solutia focuses its expenditures for research and development on process improvements and selected product development.

         Solutia's research and development programs in the Performance Products and Services segment emphasize the development and commercialization of specialty products for the window glazing and specialty materials markets, such as a new acoustic safety interlayer for automotive windshields, a solar absorbing interlayer for automotive sunroofs and specialty printed window films for home decoration. Solutia's Integrated Nylon segment continues to focus on internal process improvements to mitigate increasing raw material prices and to commercialize new products to address customer needs and improve product mix. This year Solutia expects to commercialize speciality nylon staple products and a broader line of VYDYNE(R) brand products with enhanced toughness and processability.

ENVIRONMENTAL MATTERS

         The narrative information appearing under "Environmental Matters" beginning on page 34 below is incorporated here by reference.

EMPLOYEE RELATIONS

         On December 31, 2004, Solutia had approximately 5,700 employees worldwide. In general, satisfactory relations have prevailed between Solutia's employees and Solutia. Solutia uses self-directed work teams, incentive programs and other initiatives to keep employees actively involved in the success of the business. Approximately 16 percent of Solutia's worldwide workforce is currently represented by various labor unions with local agreements that expire at various dates, at the following Solutia sites: Anniston, Alabama; Sauget, Illinois; Springfield, Massachusetts; Trenton, Michigan; St. Louis (Queeny Plant), Missouri; Ghent, Belgium; and LaSalle, Canada. In the U.S., local agreements cover wages and working conditions. Benefit programs are addressed in a national agreement covering all local bargaining units. The national agreement expires December 31, 2005.

INTERNATIONAL OPERATIONS

         Solutia and its subsidiaries are engaged in manufacturing, sales and research and development in areas outside the United States. Approximately 40 percent of Solutia's consolidated sales from continuing operations in 2004 were made into markets outside the United States, including Europe, Canada, Latin America and Asia. Solutia's Performance Products and
                                     9

Services segment is particularly dependent on its international operations. Approximately 65 percent of the 2004 sales of the Performance Products and Services segment were made into markets outside the United States.

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

INTERNET ACCESS TO INFORMATION

         Solutia's Internet address is www.solutia.com. Solutia makes available free of charge through Solutia's Internet website its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Forms 3, 4 and 5 filed by Solutia's directors and executive officers with respect to Solutia's equity securities are also accessible from Solutia's website. All of these materials may be accessed from the "Investors" section of Solutia's website.

ITEM 2. PROPERTIES

         Solutia's general offices are located in St. Louis County, Missouri, on land owned by Solutia in a facility which is the subject of a synthetic lease (see Note 12 to the accompanying consolidated financial statements). Solutia's principal European offices are located in Louvain-la-Neuve, Belgium, on land leased from the University of Louvain. Information about Solutia's major manufacturing locations worldwide and segments that used these locations on February 1, 2005, appears under "Segments; Principal Products" in Item 1 of this report and is incorporated here by reference.

         Solutia's principal plants are suitable and adequate for their use. Utilization of these facilities varies with seasonal, economic and other business conditions, but none of Solutia's principal plants is substantially idle. Solutia's facilities generally have sufficient capacity for existing needs and expected near-term growth; where capacity has been reached, plans are in place to expand the facilities.

         Solutia owns most of its principal plants. However, at Antwerp, Belgium and Sao Jose dos Campos, Brazil, both of which are sites belonging to the current Monsanto Company, Solutia owns certain buildings and production equipment and leases the underlying land. In addition, Solutia leases buildings for its Pharmaceuticals Services business, including the production site in Aarau, Switzerland. In Bubendorf, Switzerland, Solutia owns one production building but not the land on which it stands.

         Monsanto and Solutia have operating agreements with respect to each of the two Monsanto facilities listed above and with respect to Solutia's Chocolate Bayou facility in Alvin, Texas and its facility in Ghent, Belgium. Under these operating agreements, Solutia is the guest at the facility and Monsanto is the operator of the facility, except at the Chocolate Bayou and Ghent facilities at which Monsanto is the guest and Solutia is the operator. The initial term of each of the operating agreements has 13 years remaining. After the initial term, the operating agreements continue indefinitely unless either party terminates on at least 24 months' prior written notice. Each of the operating agreements also provides that, under certain circumstances, either the operator or the guest may terminate the operating agreement before the expiration of its initial term. Solutia operates several facilities for other third parties on its sites, principally within the Alvin (Chocolate Bayou), Texas; Sauget, Illinois; Pensacola, Florida; Newport, Wales (U.K.); St. Louis (Queeny), Missouri; and Springfield, Massachusetts sites under long-term lease and operating agreements.

         Mortgages on Solutia's plants at the following locations constitute a portion of the collateral securing Solutia's DIP financing facility:
Decatur, Alabama; Springfield, Massachusetts; Trenton, Michigan; Greenwood, South Carolina; Alvin (Chocolate Bayou), Texas; Pensacola, Florida; and Martinsville, Virginia. The holders of Solutia's 11.25 percent Senior Secured Notes due 2009 hold second mortgages on each of these plants. Holders of SESA's Euronotes hold mortgages on Solutia's facilities in Ghent, Belgium and Louvain-la-Neuve, Belgium. In addition, there is a mechanics' lien filed by Fluor Daniel, a division of Fluor Enterprises, Inc., against Solutia's Chocolate Bayou facility, currently securing an obligation in the amount of approximately $7 million, which obligation consists of the remaining payments Solutia agreed to make to Fluor

Daniel over a three-year period in settlement of litigation arising out of the construction of an acrylonitrile facility at the Chocolate Bayou plant.

         As a result of the Chapter 11 filing, Solutia has received notices of mechanics' liens from a number of contractors seeking payment of pre-petition claims. While contractors are permitted to take certain actions required to perfect their liens after the commencement of the Chapter 11 case, such as filing written notice, the automatic stay under Section 362 of the U.S. Bankruptcy Code prevents their taking any further action to enforce a lien against Solutia's property unless they obtain court approval to lift the stay for that purpose, and Solutia does not expect the filing of these mechanics' liens to have any adverse effect on the operation of Solutia's plants.

ITEM 3. LEGAL PROCEEDINGS

         Because of the size and nature of Solutia's business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of Solutia's spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations and has ceased reporting on the status of these legal proceedings. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 case.

         In connection with Solutia's Chapter 11 proceedings, Solutia is engaged in various litigation matters with Pharmacia and the U.S. Environmental Protection Agency ("EPA"). These litigation matters relate to the impact of Solutia's Chapter 11 proceedings on the obligations Solutia assumed at the time of its spinoff and Solutia's obligations and liabilities under environmental laws. These litigation matters could affect the size of creditor claims to be asserted in Solutia's Chapter 11 case by the EPA, Pharmacia and Monsanto, as well as the extent, if any, to which Solutia will be required to continue to perform environmental obligations and legacy liabilities under Solutia's plan of reorganization after emergence from Chapter 11. For additional information regarding Solutia's Chapter 11 Proceedings, see the "Chapter 11 Proceedings" section in Item 1 above.

         The following paragraphs describe several proceedings to which Solutia or an affiliate of Solutia is a party.

ANNISTON PARTIAL CONSENT DECREE

         On August 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Partial Consent Decree in an action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if polychlorinated biphenyls ("PCBs") are at a level of 1 part per million (ppm) or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the Anniston PCB site, and to pay EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 million to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston. A dispute currently exists between the EPA and Solutia regarding the scope and application of the automatic stay arising as a result of Solutia's Chapter 11 filing to the remaining obligations under the Partial Consent Decree. On April 19, 2004, the district court held that the Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and, as a result, the automatic stay provisions of the U.S. Bankruptcy Code are inapplicable to Solutia's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and Solutia stipulate that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. Solutia filed a motion asking the district court to reconsider its order and to bring it into accord with the Stipulation and Agreed Order consented to by the EPA and entered by the bankruptcy court. On September 9, 2004, the district court denied Solutia's motion and declared that the automatic stay is inapplicable to Solutia's obligations under the Consent Decree to perform site work. Solutia appealed this ruling to the Eleventh U.S. Circuit Court of Appeals, which dismissed the appeal for lack of jurisdiction.

FLEXSYS RELATED LITIGATION

         Antitrust authorities in the United States, Europe and Canada are investigating past commercial practices in the rubber chemicals industry. Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., is a subject of such an investigation and has been fully cooperating with the authorities and will continue to do so in the ongoing investigation. In addition, a number of purported class actions have been filed against Flexsys and other producers of rubber chemicals.

         State court actions against Flexsys. Although not named as a defendant, Solutia is aware of 22 purported class actions filed in various state courts against Flexsys and other producers of rubber chemicals. In 20 of these cases, plaintiffs seek actual and treble damages under state law on behalf of all retail purchasers of tires in that state since as early as 1994. In the other two cases, plaintiffs make similar allegations and seek similar relief on behalf of all consumers of products containing rubber, including tires. Twelve of these cases remain pending at the trial level in procedural stages or are pending on appeal following dismissal on procedural grounds as to Flexsys. In another case, defendants have appealed following the denial of their motion to dismiss for lack of standing. On March 1, 2005, Solutia became aware of a new state court action filed in Tennessee on behalf of consumers who allegedly purchased any product containing rubber chemicals in Tennessee or a number of other states. The case was filed against Flexsys and other rubber chemical producers and also names Solutia. The allegations in the case are similar to the two cases described above which were previously filed in other states on behalf of all consumers of products containing rubber chemicals, including tires and requests the same form of relief. The case will be automatically stayed against Solutia.

         Canadian actions against Flexsys. In May 2004, two purported class actions were filed in the Province of Quebec, Canada, against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Plaintiffs seek statutory damages of (CAD) $14.6 million along with exemplary damages of (CAD) $25 per person. A hearing will be scheduled to determine which case will be allowed to go forward. Solutia is not a defendant in either of these class actions.

         Federal court actions by purchasers of rubber chemicals. Eight purported class actions filed in the U.S. District Court for the Northern District of California on behalf of all individuals and entities that had purchased rubber chemicals in the United States during the period January 1, 1995 until October 10, 2002, against Solutia, Flexsys and a number of other companies producing rubber chemicals have been consolidated into a single action called In Re Rubber Chemicals Antitrust Litigation. The consolidated action alleges price-fixing and seeks treble damages and injunctive relief under U.S. antitrust laws on behalf of all the plaintiffs. Solutia filed a Suggestion of Bankruptcy in this consolidated action staying the litigation against it. A settlement agreement was filed with the district court on February 18, 2005. If approved by the district court, the agreement would release Flexsys, Solutia, Akzo and their predecessors in interest from any further liability to the members of the class with respect to the allegations in the action. RBX Industries, Inc. v. Bayer Corp., Flexsys, et.al., originally filed in federal court in Pennsylvania in July 2004, was removed to the U.S. District Court for the Northern District of California. This case alleges that during the period 1995 through 2001 the defendants, which do not include Solutia, conspired through common marketing and sales practices to cause plaintiffs to pay supra-competitive prices for rubber chemicals and seeks treble damages.

         Federal court actions alleging violations of federal securities laws. Six purported shareholder class actions were filed in the U.S. District Court for the Northern District of California against Solutia, its then and former chief executive officers and its then chief financial officer. The complaints were consolidated into a single action called In Re Solutia Securities Litigation, and a consolidated complaint which named two additional defendants, Solutia's then current and past controllers, was filed. The consolidated complaint alleges that from December 16, 1998 to October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys's results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during the period. The plaintiffs seek damages and any equitable relief that the court deems proper. The consolidated action has been automatically stayed with respect to Solutia by virtue of Section 362(a) of the U.S. Bankruptcy Code. The consolidated complaint was dismissed as against the individual defendants for failure to state a claim, but plaintiffs were granted the right to file an amended complaint, which they did. The second amended complaint against the individual defendants was dismissed with prejudice on January 4, 2005. Plaintiffs have the right to appeal.

         Shareholder Derivative Suits. Two purported shareholder derivative suits were filed in the Missouri Circuit Court for the Twenty-First Judicial Circuit of St. Louis County against certain of Solutia's current and past directors, chief executive officers, chief financial officer and former vice chairman. Solutia is included as a nominal defendant. The plaintiffs seek damages on behalf of Solutia for the individual defendants' alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, arising out of Flexsys's alleged participation in the price-fixing of rubber chemicals and Solutia's incorporation of Flexsys's purportedly inflated financial results arising from the alleged price-fixing into Solutia's financial statements. These two shareholder derivative suits were consolidated into a single action, In re Solutia Inc. Derivative Litigation. On December 29, 2003, the court entered an Order in the consolidated action staying the litigation with respect to all defendants, including Solutia. In August 2004, the court involuntarily dismissed the cases for lack of prosecution. Plaintiffs' motion to reinstate the actions is pending.

OTHER LEGAL PROCEEDINGS

         On October 7, 2004, a purported class action captioned Dickerson v. Feldman, et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleges breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA") and seeks to recover alleged losses to the Solutia Inc. Savings and Investment Plan ("SIP Plan") arising from the alleged imprudent investment of SIP Plan assets in Solutia's common stock during the period December 16, 1998 to the date the action was filed. The investment is alleged to have been imprudent because of Solutia's legacy environmental and litigation liabilities and because of Flexsys's alleged involvement in the matters described above under "Flexsys Related Litigation." The action seeks monetary payment to the SIP Plan to make good the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 million against Solutia in the U.S. Bankruptcy Court for the Southern District of New York. The plaintiff now seeks to withdraw the reference of his ERISA claim from the bankruptcy court to the district court so that the proof of claim and the class action can be considered together by the district court. On February 11, 2005, Solutia filed an objection to the motion to withdraw the reference.

         On October 14, 2003, Solutia filed an action captioned Solutia Inc.
v. FMC Corporation ("FMC") in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology provided by FMC to Astaris, the 50/50 joint venture between Solutia and FMC. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against FMC in the U.S. Bankruptcy Court for the Southern District of New York. FMC filed with the bankruptcy court a motion to withdraw the reference. The motion was granted, and, as a result, the matter is now pending in the U.S. District Court for the Southern District of New York. FMC has filed a motion to dismiss Solutia's action based upon an alleged lack of standing. On October 15, 2004, the court heard oral arguments on FMC's motion to dismiss. Discovery is on-going with the discovery deadline set for May 31, 2005. Solutia is vigorously pursuing this action.

         For information about certain environmental proceedings involving Solutia, see "Environmental Matters" on page 34.

RISK MANAGEMENT

         Solutia has evaluated risk retention and insurance levels for product liability, workplace health and safety, property damage and other potential areas of risk. Solutia's management determines the amount of insurance coverage to buy from unaffiliated companies and the appropriate amount of risk to retain and/or co-insure based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk that Solutia has retained are consistent with those of other companies in the chemical industry. Solutia shares certain of these policies with Pharmacia. There can be no assurance that Solutia will not incur losses beyond the limits, or outside the coverage, of its insurance. For additional information, see "Self-Insurance" on page 23.

         Solutia will continue to devote significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Solutia actively participates in the safety and health Voluntary Protection Program ("VPP") administered by the Occupational Safety and Health Administration ("OSHA") for most sites in the United States, and implemented by Solutia for sites outside the United States.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Solutia did not submit any matters to its security holders during the fourth quarter of 2004.




                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On December 17, 2003, following Solutia's Chapter 11 bankruptcy filing, the New York Stock Exchange (NYSE) halted trading in Solutia's common stock. On February 27, 2004, Solutia's common stock was delisted from the NYSE. Solutia's common stock is currently being quoted under the ticker symbol "SOLUQ" on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets LLC and on the OTC Bulletin Board.

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

         The following table shows the high and low sales prices for Solutia's common stock for each quarter during 2004 and 2003 as reported on the NYSE, or quoted on the Pink Sheets Quotation Service or the OTC Bulletin Board, as applicable.

         ---------------------------------------------------------------------------------------------
         2004                    HIGH          LOW         2003               HIGH        LOW
         ---------------------------------------------------------------------------------------------
         First Quarter           $0.59         $0.19       First Quarter      $4.73       $1.61
         ---------------------------------------------------------------------------------------------
         Second Quarter           0.40          0.23       Second Quarter      2.80        1.20
         ---------------------------------------------------------------------------------------------
         Third Quarter            0.32          0.24       Third Quarter       4.89        0.91
         ---------------------------------------------------------------------------------------------
         Fourth Quarter           1.39          0.15       Fourth Quarter      4.43        0.23
         ---------------------------------------------------------------------------------------------

         On February 28, 2005, Solutia had 30,007 registered shareholders.

         The declaration and payment of dividends is made at the discretion of Solutia's board of directors. There was no annual dividend paid in 2004 or 2003. Solutia is currently prohibited by both the U.S. Bankruptcy Code and the DIP financing facility from paying dividends to shareholders.

ISSUER'S PURCHASES OF EQUITY SECURITIES*

The following table provides information with respect to shares of its common stock surrendered to Solutia, which it was obligated to accept, during the fourth quarter of 2004:

                                                                TOTAL NUMBER OF
                                                                SHARES PURCHASED   APPROXIMATE DOLLAR
                             TOTAL NUMBER OF   AVERAGE PRICE       AS PART OF     VALUE OF SHARES THAT
                                 SHARES           PAID PER          PUBLICLY      MAY YET BE PURCHASED
          PERIOD               PURCHASED**        SHARES**       ANNOUNCED PLAN      UNDER THE PLAN*
          ------               -----------        --------       --------------      ---------------
October 1, 2004 through
October 31, 2004                 3,245             $0.25              --                  N/A
November 1, 2004 through
November 30, 2004                   --               N/A              --                  N/A
December 1, 2004 through
December 31, 2004               11,871             $1.15              --                  N/A
                                ------             -----             ---                  ---
TOTAL                           15,116             $0.96              --                  N/A
                                ======             =====             ===                  ===

* On April 26, 2000, Solutia announced that its board of directors authorized the purchase of up to 15 million shares of Solutia's common stock (the "2000 Repurchase Program") in addition to the normal repurchase of shares for Solutia's compensation and benefits programs. There have not been any purchases under the 2000 Repurchase Program since October 2000. Because of Solutia's Chapter 11 bankruptcy filing and the covenants contained in Solutia's DIP financing agreement, there cannot be any further repurchases under the 2000 Repurchase Program.

** This column reflects the surrender to Solutia of shares of Solutia common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock awards. The holders of the restricted stock had a contractual right to surrender these shares to Solutia under the terms of their restricted award contracts.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

------------------------------------------------------------------------------------------------------------------------

(Dollars and shares in millions, except
per share amounts)                              2004           2003            2002            2001           2000
                                                ----           ----            ----            ----           ----
OPERATING RESULTS:
------------------
NET SALES                                     $ 2,697        $ 2,430         $2,299          $2,322          $2,676
GROSS PROFIT                                      223             60            363             310             348
    As percent of net sales                         8%             2%            16%             13%             13%
MARKETING, ADMINISTRATIVE, AND
TECHNOLOGICAL EXPENSES                            289            351            322             334             352
    As percent of net sales                        11%            14%            14%             14%             13%
OPERATING INCOME (LOSS)(1)                        (96)          (372)            38             (36)            (15)
    As percent of net sales                        (4)%          (15)%            2%             (2)%            (1)%
INCOME (LOSS) BEFORE TAXES                       (322)          (615)           (19)           (137)             42
INCOME (LOSS) FROM CONTINUING
OPERATIONS(2),(3)                                (316)          (980)            (8)            (81)             36
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                         --             (2)            24              22              13
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                               --             (5)          (167)             --              --
NET INCOME (LOSS)                                (316)          (987)          (151)            (59)             49

PER SHARE DATA:
---------------
BASIC AND DILUTED EARNINGS (LOSS) PER
SHARE FROM CONTINUING OPERATIONS (3)          $ (3.02)       $ (9.37)        $(0.08)         $(0.78)          $0.34
WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                       104.5          104.6          104.7           103.9           105.9
    DILUTED                                     104.5          104.6          104.7           103.9           107.5
DIVIDENDS PER SHARE                                --             --           0.04            0.04            0.04
COMMON STOCK PRICE:
    HIGH                                         1.39           4.89          13.20           15.07           17.19
    LOW                                          0.15           0.23           2.81           11.25           10.38
    CLOSE                                        1.17           0.37           3.63           14.02           12.00

FINANCIAL POSITION - CONTINUING OPERATIONS:
-------------------------------------------
TOTAL ASSETS                                  $ 2,076        $ 2,446         $2,706          $2,667          $2,755
LIABILITIES NOT SUBJECT TO COMPROMISE           1,333          1,350          3,426           3,334           3,381
LIABILITIES SUBJECT TO COMPROMISE               2,187          2,221             --              --              --
LONG-TERM DEBT(4)                                 285            294            839             626             783
SHAREHOLDERS' DEFICIT                          (1,444)        (1,125)          (249)           (113)            (34)

OTHER DATA FROM CONTINUING OPERATIONS:
--------------------------------------
WORKING CAPITAL(5)                            $    (3)       $    61         $ (270)         $ (569)         $ (391)
INTEREST EXPENSE 6)                               113            120             84              70              55
INCOME TAX EXPENSE (BENEFIT)(7)                    (6)           365            (11)            (43)             (6)
DEPRECIATION AND AMORTIZATION                     127            137            134             143             152
CAPITAL EXPENDITURES                               61             78             59              83             211
EMPLOYEES (YEAR-END)                            5,700          6,300          7,300           7,100           8,100
---------------------------------------------------------------------------------------------------------------------

(1) Operating income (loss) includes restructuring charges and other items of $101 million in 2004, $333 million in 2003, $22 million in 2002, $78 million in 2001, and $158 million in 2000.

(2) Income (loss) from continuing operations includes amortization expense of $12 million or $0.12 per share net of tax, and $10 million or $0.09 per share net of tax, in 2001 and 2000, respectively, which under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, adopted on January 1, 2002, is no longer recognized.

(3) Income (loss) from continuing operations includes restructuring charges and other items of $179 million, or $1.71 per share in 2004, $890 million, or $8.51 per share in 2003, $15 million, or $0.14 per share in 2002, $96 million, or $0.92 per share in 2001, and $81 million, or $0.75 per share in 2000.

(4) Long-term debt as of December 31, 2004 and 2003 excludes $668 million and $625 million, respectively, of debt classified as subject to compromise in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as a result of Solutia's Chapter 11 bankruptcy filing in 2003.

(5) Working capital is defined as total current assets less total current liabilities.

(6) Interest expense includes the one-time write-off of debt issuance costs of $25 million in 2004 and $14 million in 2003 due to the early refinancing of the underlying debt facilities.

(7) Income tax expense (benefit) includes an increase in valuation allowances of $108 million in 2004, $547 million in 2003, $11 million in 2001 and $7 million in 2000.

See Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 for more information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in Item 8 of this Form 10-K.

OVERVIEW

         Solutia's reportable segments and their major products and services are as follows:

             PERFORMANCE PRODUCTS AND SERVICES                     INTEGRATED NYLON
             ---------------------------------                     ----------------

      SAFLEX(R) and VANCEVA(R) plastic interlayer         Nylon intermediate "building block"
                                                          chemicals

      Polyvinyl butyral for KEEPSAFE(R), and KEEPSAFE     Merchant polymer and nylon extrusion
      MAXIMUM(R) laminated window glass                   polymers, including VYDYNE(R) and ASCEND(R)

      LLUMAR(R), VISTA(R) and GILA(R) professional        Carpet fibers, including the WEAR-DATED(R)
      and retail window films                             and ULTRON(R) brands

      THERMINOL(R) heat transfer fluids                   Industrial nylon fibers

      DEQUEST(R) water treatment chemicals

      SKYDROL(R) aviation hydraulic fluids

      Services for process research and development, scale-up manufacturing and small volume licensed production for the pharmaceutical industry

         Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes (EBIT), which includes marketing, administrative, technological and amortization expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment. Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, certain equity earnings from affiliates, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment. See Note 22 to the consolidated financial statements for further information.

Summary of Significant 2004 Events

Senior Management Change
------------------------

         Jeffry N. Quinn was elected president and chief executive officer and James M. Sullivan was elected senior vice president and chief financial officer on May 3, 2004, succeeding John C. Hunter, formerly chairman and chief executive officer and Robert A. Clausen, formerly vice chairman and chief financial officer. Mr. Hunter and Mr. Clausen retired from Solutia effective May 31, 2004. Mr. Quinn was also elected to Solutia's board of directors. Mr. Quinn had previously served as senior vice president, general counsel and chief restructuring officer, and Mr. Sullivan had previously served as vice president and controller. Additionally, Luc De Temmerman, formerly vice president and general manager of Solutia's Performance Products division, was elected senior vice president and chief operating officer. In conjunction with these changes in senior management, a broader reorganization of Solutia's general and administrative functions was completed.

Reorganization Strategy
-----------------------

         In 2004, Solutia initiated a reorganization strategy with the principal objectives of (i) managing the businesses to enhance Solutia's performance; (ii) making changes to Solutia's asset portfolio to maximize the value of the estate; (iii) achieving reallocation of "legacy liabilities"; and (iv) negotiating an appropriate capital structure. Solutia took steps in 2004 to enhance its financial performance including using the tools of bankruptcy and making changes to its asset portfolio, as explained below. Solutia continues to pursue a reallocation of legacy liabilities in the bankruptcy proceeding through negotiations with the other constituents in the bankruptcy case. However, as a result of the numerous uncertainties and complexities inherent in Solutia's bankruptcy proceedings, its ability to emerge and timing of emergence from bankruptcy are subject to significant uncertainty.

         PERFORMANCE ENHANCEMENT

         Solutia implemented several actions during 2004 in order to enhance its performance. These included implementing significant general and administrative expense reductions; using more performance based compensation and benefits programs; initiating a cost reduction program at Solutia's operating sites focused on actions such as lean manufacturing techniques, yield improvement, maintenance savings and utilities optimization; and implementing an enterprise-wide procurement effort. In addition, Solutia used the tools of bankruptcy to renegotiate or reject numerous contracts with significant savings to Solutia.

         Solutia also made several changes to its postretirement benefit plans in order to reduce costs consistent with the reorganization strategy efforts listed above and to enhance the financial condition of such plans. Solutia amended its U.S. qualified pension plan to cease future benefit accruals effective July 1, 2004, for non-union participants. Solutia also made an $11 million voluntary contribution to its U.S. qualified pension plan during the third quarter of 2004. This contribution coupled with the cessation of future benefit accruals will result in a significant reduction in the required future contributions to the pension plan, as well as a deferral of these contributions.

         Solutia also enacted several changes to its U.S. other postemployment benefits ("OPEB") plan for non-union, active employees during the third quarter of 2004. These changes, effective September 1, 2004, included discontinuation of all postretirement benefits for a retiree or spouse after such person attains age 65, changes to certain eligibility requirements for pre-65 postretirement benefits with the eventual elimination of these benefits by 2016, and the elimination of retiree life insurance benefits for future retirees.

         PORTFOLIO EVALUATION

         Solutia's stated strategy is to build a portfolio of high-potential businesses that can consistently deliver returns in excess of its cost of capital. Solutia made several changes to re-shape its asset portfolio in 2004 as part of this strategy. In June 2004, Solutia announced the closure of its chlorobenzenes business due to its unprofitable financial performance. In August 2004, Solutia announced it had commenced a process to explore strategic options for its Pharmaceutical Services business and in December 2004 sold the assets of Axio Research Corporation, formerly part of that business. Also in December 2004, Solutia announced its intention to close operations at its Queeny plant in St. Louis, Missouri with closure in 2006. Finally, Solutia announced in January 2005 that it will close its acrylic fibers business in April 2005 due to continued losses resulting primarily from significant foreign competition.

         Solutia's equity affiliates, Flexsys and Astaris LLC, benefited in 2004 from restructuring actions designed to enhance financial performance. These actions included production asset rationalization and certain plant closures implemented by both affiliates. Solutia will continue to evaluate all available strategic options with respect to these investments as part of its on-going reorganization strategy to re-shape its asset portfolio.

Bankruptcy Developments
-----------------------

         See the "Chapter 11 Proceedings" section below for a summary of developments in Solutia's ongoing Chapter 11 bankruptcy case.

Summary Results of Operations and Outlook

         The discussions below and accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. (a)

         Net sales and operating income (loss) of Solutia are as follows for the years ended December 31:

---------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                                 2004         2003        2002
                                                                                      ----         ----        ----

Net Sales....................................................................        $2,697       $2,430      $2,299
                                                                                     ======       ======      ======
Operating Income (Loss):
    Performance Products and Services Segment Profit (Loss)(a)...............        $   52       $  (39)     $   78
    Integrated Nylon Segment Profit (Loss)(a)................................           (59)         (59)         24
         Less: Corporate Expenses............................................           (89)        (268)        (61)
         Less: Equity (Earnings) Loss from Affiliates, Other (Income)
         Expense, and Reorganization Items, net included in Segment
         Profit (Loss).......................................................            --           (6)         (3)
                                                                                     ------       ------      ------

Operating Income (Loss)......................................................        $  (96)      $ (372)     $   38
                                                                                     ======       ======      ======
Charges included in Operating Income (Loss)..................................        $ (101)      $ (333)     $  (22)
                                                                                     ======       ======      ======
---------------------------------------------------------------------------------------------------------------------

(a) See Note 22 to the accompanying consolidated financial statements for description of the computation of operating segment profit (loss).

         The $267 million, or 11 percent, increase in net sales in 2004 reflects higher average selling prices of approximately 6 percent, increased sales volumes of approximately 3 percent and favorable currency exchange rate fluctuations of approximately 2 percent. Solutia's net sales for 2003 increased by $131 million, or 6 percent, as compared to 2002. This increase in net sales reflected higher average selling prices of approximately 3 percent and favorable currency exchange rate fluctuations of approximately 3 percent. Sales volumes in 2003 were relatively comparable to 2002 levels.

         Operating losses were $96 million in 2004, compared to operating losses of $372 million in 2003. As indicated in the preceding table, operating results for each year were affected by various charges which are described in greater detail in the "Results of Operations" section below. The 2004 results as compared to the 2003 results were favorably affected by higher net sales, controlled spending, lower postretirement expenses, favorable manufacturing variances and lower environmental remediation expenses, partially offset by higher overall raw material and energy costs. The 2003 results, as compared to the 2002 results, were affected by higher raw material and energy costs, increased pension expense, higher environmental remediation expense, higher marketing, administrative and technological expenses and increased professional advisory fees, offset in part by higher net sales and benefits realized from operational cost reduction activities.

Chapter 11 Proceedings

Summary
-------

         On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

         The filing was made to restructure Solutia's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs, in order to allow Solutia to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain postretirement benefits and liabilities under operating contracts, all of which were assumed at the time of the spinoff of

Solutia from Pharmacia (collectively "legacy liabilities"). These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs have been an obstacle to Solutia's financial stability and success. While Solutia believes it will be able to significantly reduce the legacy liabilities through the bankruptcy process, there can be no certainty that it will be successful in doing so.

         Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the Chapter 11 filing, all orders sufficient to enable Solutia to conduct normal business activities, including the approval of Solutia's DIP financing, have been entered by the bankruptcy court. While Solutia is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the bankruptcy court.

         As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the bankruptcy court. November 30, 2004 was the last date by which holders of pre-filing date claims against the Debtors could file such claims. Any holder of a claim that was required to file such claim by November 30, 2004, and did not do so may be barred from asserting such claim against the Debtors and, accordingly, may not be able to participate in any distribution on account of such claim. Differences between claim amounts identified by the Debtors and claims filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process, and only holders of claims that are ultimately allowed for purposes of the Chapter 11 case will be entitled to distributions. Solutia has not yet completed its analysis of all the proofs of claim. Since the settlement terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

         In order to exit Chapter 11 successfully, Solutia must propose and obtain confirmation by the bankruptcy court of a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. As provided by the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The bankruptcy court has subsequently approved several extensions of the exclusivity period, the most recent of which is set to expire April 11, 2005. On February 25, 2005, Solutia filed a motion with the bankruptcy court seeking to extend the exclusivity period to July 11, 2005. No assurance can be given that such extension request will be granted by the bankruptcy court or, if granted, that any future extension requests will be granted by the bankruptcy court. Moreover although Solutia expects to file a plan of reorganization that provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that a plan of reorganization will be confirmed by the bankruptcy court or that any such plan will be implemented successfully.

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

Final DIP Financing
-------------------

         On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a $525 million DIP credit facility. This DIP facility consists of (i) a $50 million multiple draw term loan component;
(ii) a $300 million single draw term loan component; and (iii) a $175 million borrowing-based revolving credit component, which includes a $150 million letter of credit subfacility. Proceeds from the DIP financing facility were used to retire Solutia's existing pre-petition $350 million credit facility, repay the $75 million provided by the interim DIP facility and provide approximately $100 million of new liquidity for general operating purposes.

Euronote Modification
---------------------

         Prior to Solutia's Chapter 11 bankruptcy filing, Solutia and its wholly owned subsidiary, Solutia Europe S.A./N.V. ("SESA"), reached an agreement with the requisite holders of the then (euro)200 million, 6.25 percent notes due 2005 (the "Euronotes"), issued by SESA and guaranteed by Solutia Inc., to restructure the Euronotes which among other changes eliminated certain cross-default provisions. On January 30, 2004, SESA successfully completed the restructuring. The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection. See the "Financial Condition and Liquidity" section below for a further description of the revised terms of the Euronotes.

Financial Information
---------------------

         Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the year-ended December 31, 2004 is presented as follows:


                                                Solutia and       Subsidiaries                  Solutia and
                                              Subsidiaries in        not in                     Subsidiaries
                                              Reorganization     Reorganization  Eliminations   Consolidated
                                              --------------     --------------  ------------   ------------
Net sales.................................      $ 2,181               $891          $(375)       $ 2,697
Operating income (loss)...................         (156)                39             21            (96)
Net loss..................................         (316)               (20)            20           (316)

Total assets..............................        1,713                830           (467)         2,076
Liabilities not subject to compromise.....          970                542           (179)         1,333
Liabilities subject to compromise.........        2,187                 --             --          2,187
Total shareholders' equity (deficit)......       (1,444)               288           (288)        (1,444)

Outlook

         In comparison to results for the first three quarters of 2004, the fourth quarter 2004 results were negatively impacted by significant increases in raw material prices, which generally were not recovered as Solutia had minimal increases in selling prices due to the seasonally low volumes during the quarter. The cost containment actions initiated earlier in 2004 continued to provide benefit during the quarter but did not recover the rapid escalation in raw material costs. Solutia believes the first quarter 2005 performance will be significantly improved over the fourth quarter 2004. To date through February 2005, Solutia has enacted its previously announced price increases and has experienced higher sales volumes, as well as benefits from higher capacity utilization.

         Solutia also expects to experience the full year benefit in 2005 of the cost reduction measures taken in the second half of 2004, and believes the cost position resulting from these actions has positioned Solutia to significantly improve its financial performance. This improvement is predicated upon a decline in raw material and energy costs in the second half of the year. If this decline does not occur, or the overall demand for its products diminishes, Solutia's operating results could materially suffer.

         As a result of the numerous uncertainties and complexities inherent in Solutia's bankruptcy proceedings, its ability to emerge and timing of emergence from bankruptcy are subject to significant uncertainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these consolidated financial statements, Solutia has made its best estimates of certain amounts included in these consolidated financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management has discussed the development, selection and disclosure of these critical accounting policies and estimates with the Audit and Finance Committee of Solutia's board of directors.

         Solutia believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the consolidated financial statements and require assumptions that can be highly uncertain at the time the estimate is made. Solutia considers the following items to be its critical accounting policies:

         o  Environmental Remediation
         o  Self-Insurance
         o  Income Taxes

         o  Impairment of Long-Lived Assets
         o  Impairment of Goodwill and Indefinite-Lived Intangible Assets
         o  Pension and Other Postretirement Benefits

         Solutia also has other significant accounting policies. Solutia believes that, compared to the critical accounting policies listed above, the other policies either do not generally require estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on the reported results of operations for a given period.

Environmental Remediation

         With respect to environmental remediation obligations, Solutia's policy is to accrue costs for remediation of contaminated sites in the accounting period in which the obligation becomes probable and the cost is reasonably estimable. Cost estimates for remediation are developed by assessing, among other items, (i) the extent of Solutia's contribution to the environmental matter; (ii) the number and financial viability of other potentially responsible parties; (iii) the scope of the anticipated remediation and monitoring plan; (iv) settlements reached with governmental or private parties; and (v) Solutia's past experience with similar matters. Solutia's estimates of the environmental remediation reserve requirements typically fall within a range. If Solutia believes no best estimate exists within a range of possible outcomes, in accordance with existing accounting guidance, the minimum loss is accrued. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from third parties.

         These estimates are critical because Solutia must forecast environmental remediation activity into the future, which is highly uncertain and requires a large degree of judgment. Therefore, the environmental reserves may materially differ from the actual liabilities if Solutia's estimates prove to be inaccurate, which could materially affect earnings in a given period. Uncertainties related to recorded environmental liabilities include changing governmental policy and regulations, judicial proceedings, the number and financial viability of other potentially responsible parties, the method and extent of remediation and future changes in technology. Because of these uncertainties, the range of possible outcomes for existing environmental remediation reserves not subject to compromise could exceed the amounts recorded by approximately $15 million and could be below the amounts recorded by approximately $5 million. These valuations of future environmental costs do not contemplate the uncertainties inherent in Solutia's bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future environmental costs cannot be reasonably determined at this time. Due to these uncertainties, certain of the environmental liabilities have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2004, and have been excluded from the aforementioned range of possible outcomes of existing environmental remediation reserves. The estimate for environmental liabilities is a critical accounting estimate for both reportable segments.

Self-Insurance

         Solutia maintains self-insurance reserves to cover its estimated future legal costs, settlements and judgments related to workers' compensation, product, general, automobile and operations liability claims that are less than policy deductible amounts or not covered by insurance. Self-insured losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry, Solutia's historical experience and certain case-specific reserves as required, including estimated legal costs. The maximum extent of the self-insurance provided by Solutia and related insurance recoveries are dependent upon a number of factors including the facts and circumstances of individual cases and the terms and conditions of the commercial policies. Solutia has purchased commercial insurance in order to reduce its exposure to workers' compensation, product, general, automobile and property liability claims. Policies for periods prior to the spinoff are shared with Pharmacia. This insurance has varying policy limits and deductibles. When recovery from an insurance policy is considered probable, a receivable is recorded. Self-insurance reserve estimates are critical because changes to the actuarial assumptions used in the development of these reserves can materially affect earnings in a given period and Solutia must forecast loss activity into the distant future which is highly uncertain and requires a large degree of judgment.

         Actuarial reserve indications are projections of the remaining future payments for workers' compensation, product, general, automobile and operations liability claims for which Solutia is legally responsible. These projections are made in the context of an uncertain future where variations between estimated and actual amounts are attributable to many factors, including changes in operations, changes in judicial environments, shifts in the types or timing of the reporting of claims, changes in the frequency or severity of losses and random chance. The actuarial estimates of the reserve requirements fall within a range. The actuary's best estimate of the liability is generally near the middle of the actuary's range; accordingly,

Solutia has recorded the liability at this level. Solutia estimates that the high end of the range of possible outcomes exceeds the amounts recorded by approximately $3 million and the low end of the range of possible outcomes is approximately $3 million below the recorded amount. These valuations of future self-insurance costs do not contemplate the uncertainties inherent in Solutia's bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future self-insurance costs cannot be reasonably determined at this time. Due to these uncertainties, certain of the self-insurance liabilities have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2004, and have been excluded from the range of possible outcomes of existing self-insurance reserves. The estimate for self-insurance liabilities is a critical accounting estimate for both reportable segments.

Income Taxes

         Solutia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. Solutia bases its estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Solutia records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Solutia has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Solutia were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Solutia determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The consolidated financial statements include increases in valuation allowances as a result of uncertainty created by Solutia's Chapter 11 bankruptcy filing.

         Solutia's accounting for deferred tax consequences represents management's best estimate of future events that can be appropriately reflected in the accounting estimates. Changes in existing regulatory tax laws, rates and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

Impairment of Long-Lived Assets

         Impairment tests of long-lived assets, including finite-lived intangible assets, are made when conditions indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. Solutia's estimate of the cash flows is based on information available at that time including these and other factors: sales forecasts, customer trends, operating rates, raw material and energy prices and other global economic indicators and factors. If an impairment is indicated, the asset value is written down to its fair value based upon market prices or, if not available, upon discounted cash value, at an appropriate discount rate determined by Solutia to be commensurate with the risk inherent in the business model. These estimates are critical because changes to Solutia's assumptions used in the development of the impairment analyses can materially affect earnings in a given period and Solutia must forecast cash flows into the future which is highly uncertain and requires a significant degree of judgment. The consolidated financial statements do not reflect any adjustments for the impairment of long-lived assets that may result as part of the approval and implementation of a plan of reorganization to be submitted as part of the Chapter 11 bankruptcy process. The estimate for impairment of long-lived assets is a critical accounting estimate for both reportable segments.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

         Goodwill and indefinite-lived intangible assets are reviewed for impairment annually under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. However, as required by SFAS No. 142, impairment analyses are performed more frequently if changes in circumstances indicate the carrying value may not be recoverable during the intervening period between annual impairment tests. Solutia performs the review for impairment at the reporting unit level. The impairment assessment is completed by determining the fair values of the reporting units using income and market multiple approaches and comparing those fair values to the carrying values of the reporting units. If the fair value of a reporting unit is less than its carrying value, Solutia then allocates the fair value of the reporting unit to all the assets and liabilities of that reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for this differential. This valuation process involves assumptions based upon management's best estimates and judgments that approximate the market conditions experienced at the time the impairment assessment is made. These assumptions include but are not limited to earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates. The consolidated financial statements do not reflect any adjustments for the impairment of goodwill and indefinite-lived intangible assets that may result as part of the approval and implementation of a plan of reorganization to be submitted as part of the Chapter 11 bankruptcy process. The estimate for impairment of goodwill and indefinite-lived intangible assets is a critical accounting estimate for the Performance Products and Services reportable segment. The Integrated Nylon reportable segment does not have goodwill or indefinite-lived intangible assets.

Pension and Other Postretirement Benefits

         Under the provisions of SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, measurement of the obligations under the defined benefit pension plans and the other postemployment benefit ("OPEB") plans are subject to several significant estimates. These estimates include the rate of return on plan assets, the rate at which the future obligations are discounted to value the liability, the rate of compensation increase for employees and health care cost trend rates. Additionally, the cost of providing benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation. Solutia typically uses actuaries to assist it in preparing these calculations and determining these assumptions. Solutia's annual measurement date is December 31 for both the pension and OPEB plans.

         Solutia establishes its discount rate based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan. Solutia estimates its assumed long-term rate of return on assets based on the historical rate of return experienced by the plan assets, adjusted for assumed asset allocation and forecasted capital market returns. Solutia estimates the assumed trend rate for healthcare costs and the ultimate trend rate for healthcare costs based on projected increases in medical costs.

         If actual results differ from these assumptions, the cost of providing these benefits could materially increase or decrease. Refer to the "Employee Benefits" discussion below for the quantification of the sensitivity of hypothetical changes to these aforementioned critical assumptions underlying the valuation of pension and OPEB obligations. In addition, these valuations of future pension and other postretirement costs do not include the uncertainties inherent in Solutia's Chapter 11 bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future spending for these items cannot be reasonably determined at this time. Due to these uncertainties, all pension and postretirement liabilities related to Solutia entities filing for Chapter 11 bankruptcy have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2004.

RESULTS OF OPERATIONS

Performance Products and Services

----------------------------------------------------------------------------------
(dollars in millions)                                  2004       2003      2002
                                                       ----       ----      ----

Net Sales..........................................   $1,109     $1,038     $974
                                                      ======     ======     ====

Segment Profit (Loss)..............................   $   52     $  (39)    $ 78
                                                      ======     ======     ====
    Charges included in Segment Profit (Loss)......   $  (61)    $ (143)    $ --
                                                      ======     ======     ====

----------------------------------------------------------------------------------

         The $71 million, or 7 percent, increase in 2004 net sales compared to 2003 resulted from higher sales volumes of approximately 5 percent and favorable currency exchange rate fluctuations of approximately 4 percent, partially offset by lower average selling prices of approximately 2 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products and in LLUMAR(R) professional window film products, partially offset by lower volumes due to the cessation of certain operations beginning in the fourth quarter 2003, including the shut-down of certain chlorobenzenes, feed ingredients and L-Aspartic operations. In addition, net sales were positively affected by the strengthening euro in relation to the U.S. dollar in 2004. Lower average selling prices were experienced primarily in the SAFLEX(R) plastic interlayer products in comparison to 2003, resulting principally from the completion of new sales contracts in a competitive pricing environment.

         The $64 million, or 6 percent, increase in 2003 net sales compared to 2002 resulted from higher sales volumes of approximately 2 percent and favorable currency exchange rate fluctuations of approximately 6 percent partially offset by lower average selling prices of approximately 2 percent. Sales volumes benefited from increases in SAFLEX(R) plastic interlayer products sales in Asia Pacific and European markets, more than offsetting the significantly lower sales to a large SAFLEX(R) customer in the prior year. Net sales were positively affected by the strengthening euro and Australian dollar in relation to the U.S. dollar. Lower average selling prices in 2003 in comparison to 2002 reflected competitive pricing pressures in SAFLEX(R) plastic interlayer products offset in part by improved selling prices in chlorobenzenes.

         The $91 million improvement in 2004 segment profit in comparison to 2003 resulted principally from lower charges, higher net sales and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, partially offset by higher raw material and energy costs. Segment profit in 2004 included $61 million of charges including $18 million of restructuring costs related principally to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, and $3 million of asset write-offs and repairs and maintenance charges resulting from the impact of Hurricane Ivan at the Martinsville, Virginia plant. Also included in the 2004 segment results is an asset impairment charge within the Pharmaceutical Services business related to fixed assets of approximately $12 million. In addition, a charge of $28 million is included to write down intangible assets within the Pharmaceutical Services business. These charges within the Pharmaceutical Services business were precipitated by the declining estimates of forecasted results given current economic and market conditions within the pharmaceutical services business environment. See Notes 7 and 8 to the accompanying consolidated financial statements for further discussion of these impairment charges. Charges in 2003 included $47 million of restructuring charges for workforce reductions, write-down of assets, and contract termination costs. Also included in the 2003 segment results is an asset impairment charge within the Pharmaceutical Services business related to fixed assets of approximately $18 million. In addition, a charge of $78 million is included to write down goodwill and certain indefinite-lived and finite-lived intangible assets within the Pharmaceutical Services business. These charges within the Pharmaceutical Services business were also precipitated by the declining estimates of forecasted results given existing economic and market conditions within the pharmaceutical services business environment.

         The $117 million decline in 2003 segment profit in comparison to 2002 resulted principally from higher charges and increased raw material costs, partially offset by benefits realized from operational cost reduction activities, higher net sales and lower marketing, administrative and technological spending.

Integrated Nylon

-----------------------------------------------------------------------------------
(dollars in millions)                                   2004      2003      2002
                                                        ----      ----      ----

Net Sales............................................  $1,588    $1,392    $1,325
                                                       ======    ======    ======

Segment Profit (Loss)................................  $  (59)   $  (59)   $   24
                                                       ======    ======    ======
    Charges included in Segment Profit (Loss)........  $   (5)   $   (5)   $   (5)
                                                       ======    ======    ======

-----------------------------------------------------------------------------------

         The $196 million, or 14 percent, increase in 2004 net sales as compared to 2003 resulted primarily from higher average selling prices of approximately 12 percent and sales volume increases of approximately 2 percent. Average selling prices increased in all businesses in response to the escalating cost of raw materials, with the largest recovery in the carpet fibers and intermediates businesses. Carpet fiber increases resulted from price increases implemented across several segments, and the intermediate chemicals business benefited from an overall increase in market prices for key products as well as formula-based sales contracts tied to raw material costs. Increased sales volumes were experienced principally in carpet fibers and nylon plastics and polymers, partially offset by lower volumes resulting from restructuring actions taken in the acrylic fibers business in 2003 and contract terminations in the intermediate chemicals business in 2004.

         The $67 million, or 5 percent, increase in 2003 net sales as compared to 2002 resulted primarily from higher average selling prices of approximately 5 percent partially offset by sales volume declines of less than 1 percent. Price increases occurred primarily in intermediate chemicals, as they benefited from formula-based sales contracts tied to raw material costs and higher pricing in the merchant acrylonitrile market. In addition, price benefits were experienced to a lesser extent in the remaining Integrated Nylon businesses. Acrylic fiber sales volumes declined due to weak U.S. demand in the textiles segment. Carpet fibers volumes increased, although there was an unfavorable change in mix, as demand for lower margin
                                     26

commodity products increased compared to the prior year. Nylon plastics and polymers experienced increased volumes, benefiting from reintegrated marketing responsibilities for the nylon molding resins business that were previously performed under a marketing alliance with Dow Plastics, a business unit of The Dow Chemical Company.

         Segment losses in total in 2004 were comparable to 2003; however, affecting 2004 segment losses compared to 2003 were higher net sales, controlled spending and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, offset primarily by higher raw material and energy costs of approximately $230 million. In addition, segment profit in 2004 was affected by $5 million of charges resulting from the impact of Hurricane Ivan at the Pensacola, Florida and Foley, Alabama plants involving primarily repairs and maintenance costs, as well as asset write-offs. Segment loss in 2003 included severance charges of $5 million associated with workforce reductions.

         The $83 million unfavorable change in 2003 segment profit in comparison to 2002 was primarily due to higher raw material and energy costs of approximately $150 million, which offset the effects of higher net sales and modestly lower manufacturing costs in the segment on a year over year basis. Raw material and energy costs were higher due to uncertain geopolitical factors and the declaration of force majeure for supply of propylene, a key raw material. Manufacturing operations were modestly favorable as a result of benefits resulting from cost containment activities completed in 2003, partially offset by slightly lower capacity utilization in Solutia's facilities for intermediates and acrylic fibers. In addition, the 2003 and 2002 segment profit included various charges. The 2003 charges are described above and the 2002 charges included a $5 million charge due to the resolution of a construction dispute with the contractor of Solutia's acrylonitrile plant in Alvin, Texas.

Corporate Expenses

-------------------------------------------------------------------------------------
(dollars in millions)                                     2004       2003      2002
                                                          ----       ----      ----

Corporate Expenses......................................  $ 89      $ 268      $ 61
                                                          ====      =====      ====
    Charges included in Corporate Expenses..............  $(35)     $(185)     $(17)
                                                          ====      =====      ====

-------------------------------------------------------------------------------------

         Corporate expenses in 2004 and 2003 were affected by various charges. Included in the 2004 results were $35 million of net curtailment and settlement charges principally with respect to amendments to Solutia's various postretirement plans (as more fully described in Note 16 to the accompanying consolidated financial statements). During 2003, Solutia recorded a $99 million charge related to Solutia's share of the Anniston litigation settlement and to increase certain other litigation accruals; a $35 million charge for pension settlements resulting from the significant amount of lump sum distributions from the pension plan during 2003; $27 million in charges for environmental remediation and funding of an educational trust related to the partial consent decree in Anniston, Alabama; a $20 million charge to increase environmental reserves related to exiting the Nitro, WV facility; and $4 million in severance charges for workforce reductions. Also benefiting 2004 results as compared to 2003 were lower litigation, postretirement and environmental remediation expenses, as well as lower headcount. Additionally, reorganization related professional advisory fees were recorded in Reorganization Items, net in 2004 as compared to 2003 when they were recorded in Corporate Expenses until the bankruptcy filing in December 2003.

         Corporate expenses in 2003 and 2002 were affected by various charges. The 2003 charges are described in the preceding paragraph while charges in 2002 were comprised of a $17 million charge for pension settlements resulting from the significant amount of lump sum distributions from the pension plan during 2002. Also included in the 2003 results compared to 2002 were increased pension expense, higher environmental remediation expense, and increased professional advisory fees.

Impairment of Intangible Assets

         During 2004, Solutia recorded an impairment charge of $28 million within the Pharmaceutical Services business for the write down of goodwill and certain finite-lived intangible assets. In accordance with SFAS No. 142, the impairment charge for goodwill of $23 million was based upon fair value estimates of the reporting unit through the use of a discounted cash flow model. The $5 million impairment charge for certain finite-lived intangible assets was determined through an impairment test performed in accordance with SFAS No. 144, as more fully described in Note 7 to the accompanying consolidated financial statements. These impairment charges were both recorded in the Impairment of Intangible Assets line within the Statement of Consolidated Operations and are included within the results of operations of the Performance Products and Services operating segment.

         During 2003, Solutia recorded an impairment charge of $78 million within the Pharmaceutical Services reporting business for the write down of goodwill, certain indefinite-lived intangible assets and certain finite-lived intangible assets. In accordance with SFAS No. 142 the impairment charge for goodwill and indefinite-lived intangible assets of $64 million was based upon fair value estimates of the reporting unit with the assistance of a third-party specialist using income and market approaches. The $14 million impairment charge for certain finite-lived intangible assets was determined through an impairment test performed in accordance with SFAS No. 144, as more fully described in Note 7 to the accompanying consolidated financial statements. These impairment charges were both recorded in the Impairment of Intangible Assets line within the Statement of Consolidated Operations and are included within the results of operations of the Performance Products and Services operating segment.

Equity Earnings (Loss) from Affiliates

-------------------------------------------------------------------------------------------
(dollars in millions)                                            2004      2003       2002
                                                                 ----      ----       ----

Flexsys Equity Earnings (Loss)................................   $(20)    $ (20)      $10
Astaris LLC Equity Earnings (Loss)............................     (7)     (114)        1
Advanced Elastomer Systems L.P. Equity Earnings...............     --        --         3
Other Equity Earnings (Loss) from Affiliates included
 in Reportable Segment Profit (Loss)..........................      1         1        (1)
                                                                 ----     -----       ---
Equity Earnings (Loss) from Affiliates........................   $(26)    $(133)      $13
                                                                 ====     =====       ===
  Charges included in Equity Earnings (Loss) from Affiliates..   $(49)    $(134)      $(7)
                                                                 ====     =====       ===

-------------------------------------------------------------------------------------------

         Equity earnings (loss) from affiliates were affected by various items in both 2004 and 2003. During 2004, equity loss from affiliates was negatively affected by $49 million in restructuring and litigation charges resulting from (i) restructuring charges related to production asset rationalization and certain plant closures at both the Flexsys and Astaris joint ventures; (ii) severance charges at both the Flexsys and Astaris joint ventures; and (iii) charges recorded by the Flexsys joint venture related to litigation contingencies. During 2003, equity loss from affiliates was negatively affected by $134 million in charges resulting from (i) the Astaris joint venture for selective production asset and product rationalizations, including the closure of the Conda, Idaho, purified phosphoric acid facility, which had performed significantly below expectations since its start-up in 2001; (ii) restructuring charges related to production asset rationalization and certain plant closures at the Flexsys joint venture; (iii) severance charges at both the Flexsys and Astaris joint ventures; and (iv) charges recorded by the Flexsys joint venture related to litigation contingencies. Also included in the 2004 results compared to 2003 were higher earnings from both Astaris and Flexsys. Astaris' earnings improved primarily as a result of higher average selling prices, lower fixed costs resulting from the aforementioned restructuring activities and lower interest expense, and Flexsys' earnings improved primarily through a more favorable mix of net sales.

         Equity earnings (loss) from affiliates were affected by various items in both 2003 and 2002. The 2003 charges are described in the preceding paragraph. During 2002, the Flexsys joint venture recorded charges to writedown certain production assets to fair market value. Solutia's share of these charges was $7 million. Also included in the 2003 results compared to 2002 were lower earnings from Astaris and Flexsys. Astaris's earnings decreased as a result of lower volumes, lower selling prices and absence of revenue from electricity sales in 2003. Flexsys's earnings were negatively affected by lower average selling prices, higher raw material costs and unfavorable currency exchange rates. In addition, equity earnings from affiliates in 2002 included $3 million of earnings from Solutia's 50 percent share of the Advanced Elastomer Systems ("AES") joint venture, which was sold to ExxonMobil Chemical Company, a division of ExxonMobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of ExxonMobil Corporation, during the first quarter of 2002.

Interest Expense

---------------------------------------------------------------------------
(dollars in millions)                           2004      2003      2002
                                                ----      ----      ----

Interest Expense..............................  $113      $120      $84
                                                ====      ====      ===
Charges included in Interest Expense..........  $(25)     $(14)     $--
                                                ====      ====      ===

---------------------------------------------------------------------------

         Interest expense was affected by various charges in both 2004 and 2003. Included in 2004 interest expense was the write-off of unamortized debt issuance costs of approximately $25 million related to Solutia's October 2003 credit facility and interim DIP facility which were retired in January 2004 with proceeds from the final DIP facility. The 2003 charge of $14 million resulted from the write-off of unamortized debt issuance costs of $14 million related to the credit facility retired in 2003. Also affecting 2004 interest expense was the cessation of interest payments on Solutia's 6.72% debentures puttable 2004, due 2037 and its 7.375% debentures due 2027 while operating as a debtor-in-possession during the Chapter 11 bankruptcy proceedings. The amount of contractual interest not recorded was $32 million in 2004 and $1 million in 2003. In addition, Solutia refinanced its Euronotes in 2004 at a higher interest rate resulting in higher interest expense in 2004.

         The $36 million increase in interest expense in 2003 as compared to 2002 resulted principally from the write-off of unamortized debt issuance costs of $14 million related to the credit facility retired in 2003, the full year effect of amortization of deferred debt issuance costs incurred during the second half of 2002, and higher interest costs associated with the credit facility and the senior secured notes as compared to 2002.

Other Income, net

----------------------------------------------------------------------------------------------------
(dollars in millions)                                                    2004       2003       2002
                                                                         ----       ----       ----

Other Income, net......................................................  $ 1        $11       $14
                                                                         ===        ===       ===
    Other Income, net included in Reportable Segment Profit (Loss).....  $ 1        $ 5       $ 4
                                                                         ===        ===       ===
    Net Gains included in Other Income, net............................  $--        $ 4       $ 5
                                                                         ===        ===       ===

----------------------------------------------------------------------------------------------------

         The $10 million decrease in other income, net in 2004 as compared to 2003 resulted principally from lower one-time gains and higher realized foreign currency losses, partially offset by higher interest income. During 2003, Solutia realized a benefit of $4 million related to the recovery of certain receivables, established prior to 1997, which had previously been written off.

         Other income, net was affected by various one-time gains in 2003 and 2002. The 2003 one-time gain is described above and in 2002 Solutia sold its 50 percent interest in the AES joint venture resulting in a gain of $5 million. Also, reduced royalty income in 2003 affected the 2003 results compared to 2002.

Reorganization Items, net

------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                           2004       2003       2002
                                                                                ----       ----       ----

Reorganization Items, net ...................................................   $73         $ 1       $--
                                                                                ===         ===       ===
    Reorganization Items, net included in Reportable Segment Profit (Loss) ..   $ 2         $--       $--
                                                                                ===         ===       ===

------------------------------------------------------------------------------------------------------------

         Reorganization items, net are presented separately in the Statement of Consolidated Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia as a result of its reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in 2004 included $46 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $20 million of asset write-offs associated with contract rejections and terminations; $9 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and
(ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and a $2 million gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded. Reorganization items, net in 2003 consisted primarily of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings. The significant increase in reorganization expense in 2004 as compared to 2003 was principally due to the Solutia's Chapter 11 bankruptcy filing occurring in December 2003.

Income Tax Expense (Benefit)

----------------------------------------------------------------------------------------------------------
(dollars in millions)                                                            2004      2003     2002
                                                                                 ----      ----     ----

Income Tax Expense (Benefit) ................................................    $ (6)     $365     $(11)
                                                                                 ====      ====     ====

    Increase in Valuation Allowances included in Income Tax Expense
      (Benefit)..............................................................    $108      $547     $ --
                                                                                 ====      ====     ====

----------------------------------------------------------------------------------------------------------

         Solutia's effective income tax expense (benefit) rate was approximately (2) percent in 2004 compared to approximately 59 percent in 2003. Increases in valuation allowances in 2004 were $110 million, of which $108 million was recorded in Income Tax Expense (Benefit) in the Statement of Consolidated Operations and $2 million was recorded in Other Comprehensive Loss in the Statement of Consolidated Comprehensive Loss, as compared to increases in valuation allowances in 2003 of $580 million, of which $547 million was recorded in Income Tax Expense (Benefit) in the Statement of Consolidated Operations and $33 million was recorded in Other Comprehensive Loss in the Statement of Consolidated Comprehensive Loss. The additional valuation allowances in both 2004 and 2003 were provided principally for the U.S. deferred tax assets as a result of Solutia's Chapter 11 bankruptcy filing (as more fully described in Note 13 to the accompanying consolidated financial statements).

         Solutia's effective income tax expense (benefit) rate was approximately 59 percent in 2003 compared to approximately (58) percent in 2002. The above noted valuation allowance increases in 2003 was the primary difference in comparing the 2003 and 2002 rates.

Cumulative Effect of Change in Accounting Principle

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation, as amended, provides guidance related to identifying variable interest entities ("VIEs") and determining whether such entities should be consolidated. Solutia adopted the provisions of the Interpretation in 2003. Solutia has a synthetic lease related to its corporate headquarters in St. Louis, Missouri, entered into in 1999, that qualifies as a VIE. Based on the current terms of the lease agreement and the residual value guarantee Solutia provides to the lessor, Solutia concluded it is the primary beneficiary of the VIE. As a result, in 2003 Solutia consolidated the property, plant and equipment of $37 million and long-term debt of $43 million held by this VIE, and recorded minority interest of $1 million and a resulting after-tax charge of $5 million, reported as a cumulative effect of a change in accounting principle, net of tax. The assets and liabilities of $37 million and $43 million, respectively, which were consolidated as part of adoption of this Interpretation, were not included within the Statement of Consolidated Cash Flows for the year ended December 31, 2003, as these items represent non-cash transactions upon adoption of this Interpretation.

         Effective January 1, 2002, Solutia adopted SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Fair value measurements of the reporting units were estimated with the assistance of a third-party specialist using both income and market multiple approaches. Based on this analysis, Solutia recorded an impairment loss of $167 million during 2002 for the resins, additives and adhesives businesses (which is presented as discontinued operations) due to declining estimates of future results given current economic and market conditions. The goodwill impairment charge was non-deductible for tax purposes and is reflected as the cumulative effect of change in accounting principle in the Statement of Consolidated Operations.

Summary of Events Affecting Comparability

         Charges and gains recorded in 2004, 2003 and 2002 and other events affecting comparability have been summarized in the tables below (dollars in millions).

                                                                   2004
                                             --------------------------------------------------
                                             PERFORMANCE
                                             PRODUCTS AND  INTEGRATED  CORPORATE/
             INCREASE/(DECREASE)               SERVICES      NYLON       OTHER     CONSOLIDATED
--------------------------------------------   --------      -----       -----     ------------
IMPACT ON:
-----------------------------------------------------------------------------------------------
Cost of goods sold..................           $ 18           $--       $  --        $  18     (a)
                                                 --                        26           26     (b)
                                                 12            --          --           12     (c)
                                                  3             5          --            8     (d)
                                                  1            --          --            1     (e)
                                                 (1)           --          --           (1)    (f)
                                            ---------------------------------------------------
Total cost of goods sold ...........             33             5          26           64
Marketing ..........................             --            --           2            2     (b)
Administrative .....................             --            --           4            4     (b)
Technological ......................             --            --           3            3     (b)
Impairment of intangible assets ....             28            --          --           28     (g)
                                            ---------------------------------------------------
     OPERATING LOSS IMPACT..........            (61)           (5)        (35)        (101)

Equity loss from affiliates.........             --            --         (49)         (49)    (h)
Interest expense....................             --            --         (25)         (25)    (i)
Loss on debt modification...........             --            --         (15)         (15)    (j)
                                            ---------------------------------------------------
     PRE-TAX INCOME STATEMENT
       IMPACT.......................           $(61)          $(5)      $(124)        (190)
                                            =====================================
Income tax benefit impact...........                                                   (11)    (k)
                                                                                 -------------
     AFTER-TAX INCOME STATEMENT
     IMPACT.........................                                                 $(179)
                                                                                 =============

     2004 EVENTS
     -----------
     a) Restructuring costs related principally to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including costs for decommissioning and dismantling activities, future costs for non-cancelable operating leases, and severance and retraining costs ($18 million pre-tax and after-tax - see note (k) below).

     b) Net pension and other postretirement benefit plan curtailments and settlements, as more fully described in Note 16 to the accompanying consolidated financial statements ($35 million pre-tax and after-tax - see note (k) below).

     c) Impairment of fixed assets in the Pharmaceutical Services business ($12 million pre-tax and $8 million after-tax).

     d) Losses incurred directly related to the hurricanes experienced in the U.S. in 2004 resulting in the disruption of operations and property damage at Solutia's operations in the Integrated Nylon chain located principally in the Southeastern part of the U.S., and the Performance Products and Services location in Martinsville, Virginia. These costs included primarily asset write-offs and repairs and maintenance costs ($8 million pre-tax and after-tax - see note (k) below).

     e) Loss on the sale of the assets of Axio Research Corporation ($1 million pre-tax and after-tax - see note (k) below).

     f) Gain resulting from the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities in Solutia's Pharmaceutical Services business ($1 million pre-tax and after-tax).

     g) Write-down of non-deductible goodwill in accordance with SFAS No. 142 ($23 million pre-tax and after-tax) and of finite-lived intangible assets in accordance with SFAS No. 144 ($5 million pre-tax and $4 million after-tax); both charges within the Pharmaceutical Services business.

     h) Charges related to the Flexsys and Astaris joint ventures, in each of which Solutia has a fifty percent interest, associated with litigation matters and restructuring activities involving contract terminations, dismantling costs, asset impairments and severance charges ($49 million pre-tax and after-tax - see note (k) below).

     i) Write-off of unamortized debt issuance costs related to the October 2003 and interim DIP credit facilities; both were retired in January 2004 with proceeds from the final DIP facility ($25 million pre-tax and after-tax - see note (k) below).

     j) Loss due to the modification of Solutia's Euronotes in January 2004 ($15 million pre-tax and $9 million after-tax).

     k) With the exception of items (c), (f), (g) and (j) above, which relate to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit realized from the charges is offset by the increase in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.


                                                                    2003
                                             --------------------------------------------------
                                             PERFORMANCE
                                             PRODUCTS AND  INTEGRATED  CORPORATE/
             INCREASE/(DECREASE)               SERVICES      NYLON       OTHER     CONSOLIDATED
--------------------------------------------   --------      -----       -----     ------------
IMPACT ON:
-----------------------------------------------------------------------------------------------
Cost of goods sold.................           $  37           $ 5       $  --        $  42     (l)
                                                 18            --          --           18     (m)
                                                 --            --          27           27     (n)
                                                 --            --          26           26     (o)
                                                 --            --          99           99     (p)
                                                 --            --          20           20     (q)
                                           ----------------------------------------------------
Total cost of goods sold...........              55             5         172          232
Marketing..........................               2            --          --            2     (l)
                                                 --            --           2            2     (o)
Administrative.....................               2            --           4            6     (l)
                                                 --            --           4            4     (o)
Technological......................               6            --          --            6     (l)
                                                 --            --           3            3     (o)
Impairment of intangible assets....              78            --          --           78     (r)
                                           ----------------------------------------------------
OPERATING LOSS IMPACT..............            (143)           (5)       (185)        (333)

Equity loss from affiliates........              --            --        (134)        (134)    (s)
Interest expense...................              --            --         (14)         (14)    (t)
Other income, net..................              --            --           4            4     (u)
                                           ----------------------------------------------------
PRE-TAX INCOME STATEMENT
  IMPACT...........................           $(143)          $(5)      $(329)        (477)
                                           ======================================
Income tax expense.................                                                    413     (v)
                                                                                 --------------
     AFTER-TAX INCOME STATEMENT
       IMPACT......................                                                  $(890)
                                                                                 ==============

     2003 EVENTS
     -----------
     l) Restructuring charges for workforce reductions of approximately 530 positions across all world areas and functions of Solutia, write-down of assets, and contract termination costs ($56 million pre-tax and after-tax - see note (v) below).

     m) Impairment of fixed assets in the Pharmaceutical Services business ($18 million pre-tax and $16 million after-tax).

     n) Charge for environmental remediation and funding for an educational trust related to the partial consent decree in Anniston, Alabama ($27 million pre-tax and after-tax - see note (v) below).

     o) Losses from pension settlements, as more fully described in Note 16 to the accompanying consolidated financial statements ($35 million pre-tax and after-tax - see note (v) below).

     p) Charge related to Solutia's share of the Anniston litigation settlement and to increase certain other litigation accruals ($99 million pre-tax and after-tax - see note (v) below).

     q) Increase to environmental reserves related to exiting the Nitro, WV facility ($20 million pre-tax and after-tax - see note (v) below).

     r) Write-down of non-deductible goodwill and other indefinite-lived intangible assets in accordance with SFAS No. 142 ($64 million pre-tax and after-tax) and of finite-lived intangible assets in accordance with SFAS No. 144 ($14 million pre-tax and after-tax); both charges within the Pharmaceutical Services business.

     s) Restructuring and litigation charges incurred at the Flexsys and Astaris joint ventures related to asset impairments, severance charges, and litigation expenses ($134 million pre-tax and after-tax - see note (v) below).

     t) Write-off of unamortized debt issuance cost related to the credit facility refinanced during 2003 ($14 million pre-tax and after-tax - see note (v) below).

     u) Recovery of certain receivables, established prior to 1997, which had previously been written off ($4 million pre-tax and after-tax - see note (v) below).

     v) With the exception of items (m) and (r) above, which relate to ex-U.S. operations, the above items are considered to have the same pre-tax and after-tax impact as the tax benefit or expense realized from the losses or gains, respectively, are offset by the increase in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

                                                                    2002
                                             --------------------------------------------------
                                             PERFORMANCE
                                             PRODUCTS AND  INTEGRATED  CORPORATE/
             INCREASE/(DECREASE)               SERVICES      NYLON       OTHER     CONSOLIDATED
--------------------------------------------   --------      -----       -----     ------------
IMPACT ON:
-----------------------------------------------------------------------------------------------
Cost of goods sold.................             $--          $ 5         $ --         $  5     (w)
                                                 --           --           12           12     (x)
                                        -------------------------------------------------------
Total cost of goods sold...........              --            5           12           17
Marketing..........................              --           --            1            1     (x)
Administrative.....................              --           --            2            2     (x)
Technological .....................              --           --            2            2     (x)
                                        -------------------------------------------------------
OPERATING INCOME IMPACT............              --           (5)         (17)         (22)
Equity earnings from affiliates....              --           --           (7)          (7)    (y)
Other income, net..................              --           --            5            5     (z)
                                        -------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT....             $--          $(5)        $(19)         (24)
                                        =========================================
Income tax benefit.................                                                     (9)
                                                                                 --------------
AFTER-TAX INCOME STATEMENT IMPACT..                                                   $(15)
                                                                                 ==============

     2002 EVENTS
     -----------
     w) Charges related to the resolution of a construction dispute with the contractor of the acrylonitrile plant in Alvin (Chocolate Bayou), Texas ($5 million pre-tax and $3 million after-tax).

     x) Losses from pension settlements, as more fully described in Note 16 to the accompanying consolidated financial statements ($17 million pre-tax and $11 million after-tax).

     y) Charges for the Flexsys joint venture related to the write-down of production assets to fair market value ($7 million pre-tax and $4 million after-tax).

     z) Gain resulting from the sale of Solutia's 50 percent interest in the AES joint venture ($5 million pre-tax and $3 million after-tax).

ENVIRONMENTAL MATTERS

         Solutia is subject to numerous laws and government regulations concerning environmental, safety and health matters in the United States and other countries. U.S. environmental legislation that has a particular impact on Solutia includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund). Solutia is also subject to the Occupational Safety and Health Act and regulations of the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters. The EPA, OSHA and other federal agencies have the authority to promulgate regulations that have an impact on Solutia's operations. In addition to these federal activities, various states have been delegated certain authority under several of these federal statutes and have adopted environmental, safety and health laws and regulations. State or federal agencies having lead enforcement authority may seek fines and penalties for violation of these laws and regulations. Also, private parties have rights to seek recovery, under the above statutes or the common law, for civil damages arising from environmental conditions, including damages for personal injury and property damage.

         Expenditures for environmental capital projects were approximately $8 million, $7 million and $5 million in 2004, 2003 and 2002, respectively. Expenditures for the management of environmental programs and remediation activities were approximately $69 million, $96 million and $88 million in 2004, 2003 and 2002, respectively. Included in environmental program management is the operation and maintenance of current operating facilities for environmental control, which is expensed in the period incurred, and $19 million, $33 million and $26 million in 2004, 2003 and 2002, respectively, for remediation activity, which was charged against recorded environmental liabilities. Recoveries from third parties were $2 million, $4 million and $5 million in 2004, 2003 and 2002, respectively.

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $78 million as of December 31, 2004 for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Statement of Consolidated Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately expects to seek recovery against other potentially responsible parties at certain of these locations. Solutia spent $18 million in 2004 for remediation of these properties. In 2005, Solutia anticipates spending approximately $18 million related to these properties currently owned or operated by Solutia.

         Solutia had an accrued liability of $82 million as of December 31, 2004 for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Statement of Consolidated Financial Position as Solutia currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. During 2004, approximately $1 million was expended for remediation of properties not owned by Solutia.

         Given the inherent uncertainties associated with the bankruptcy process, Solutia cannot forecast its level of spending or expense in 2005, or any anticipated recoveries in 2005 relating to past or current remediation activities for obligations related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. However, Solutia can predict future spending and expense for obligations related to properties currently owned or operated by Solutia and, accordingly, these amounts are included in the contractual obligations table in the "Commitments" section of Management's Discussion and Analysis below. Furthermore, in addition to the bankruptcy court proceedings, Solutia's environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, method and extent of remediation, existence of other potentially responsible parties and future changes in technology. Solutia believes that known and unknown environmental matters, when ultimately resolved, which may be over an extended period of time, could have a material effect on the consolidated financial position, liquidity and results of operations of Solutia.

SELF-INSURANCE

         As discussed in Item 3 to this report, because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of Solutia's spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 bankruptcy case.

         Since the spinoff, Solutia has been responsible for bearing the costs associated with various toxic tort lawsuits related to PCBs, premises-based asbestos and other chemical exposures from the conduct of the historic chemical business of Pharmacia. At the time of the Chapter 11 bankruptcy filing, Solutia was defending approximately 520 asbestos actions (involving an estimated 3,500 to 4,500 plaintiffs) brought against Pharmacia. In addition, notwithstanding the settlement of cases relating to the Anniston plant site, Solutia was defending approximately 30 cases involving alleged exposure from PCB's manufactured by Pharmacia prior to the spinoff. Solutia was also defending approximately 100 general and product liability claims brought against Pharmacia.

         Claims for legal matters arising prior to Solutia's Chapter 11 bankruptcy filing will be addressed in the bankruptcy proceedings. As a result of the Chapter 11 petition, an automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's pre-petition accrued liability for litigation of $141 million as of December 31, 2004 has been classified as subject to compromise in the Statement of Consolidated Financial Position. In general, all claims against Solutia that seek a recovery of assets of Solutia's estate will be addressed in the Chapter 11 bankruptcy process and paid only pursuant to the terms of a confirmed plan of reorganization. However, pursuant to a bankruptcy court order, Solutia made a $5 million payment with respect to pre-petition legal proceedings in 2004. Solutia cannot forecast the level of future pre-petition self-insurance spending and anticipated levels of recoveries based upon the inherent uncertainty underlying the bankruptcy proceedings.

         Solutia had an accrued liability of $7 million as of December 31, 2004 for post-petition self-insurance liabilities including workers' compensation, product, general, automobile and operations liability claims. Self-insurance expense was $4 million in 2004, $82 million in 2003, and $25 million in 2002. The decrease in self-insurance expense in 2004 compared with 2003 was principally a result of an increase in the existing reserve levels in 2003 up to the discounted settlement amount in the Anniston PCB litigation settlement coupled with lower overall settlement accruals and legal expenses due to the aforementioned stay with respect to pre-petition litigation. Cash payments for self-insurance matters were $9 million in 2004, $50 million in 2003, and $47 million in 2002, whereas recoveries from insurance carriers were $7 million in 2004, $8 million in 2003, and $16 million in 2002. Included in the 2004 payments of $9 million was a $5 million scheduled payment with respect to the 2003 Anniston PCB litigation settlement paid pursuant to a bankruptcy court order.

EMPLOYEE BENEFITS

         Employee benefits include noncontributory defined benefit pension plans and other postemployment benefits ("OPEB") that provide certain health care and life insurance benefits. Solutia also has stock option plans covering officers and employees and a non-employee director compensation plan for non-employee members of Solutia's board of directors.

         Under the provisions of SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, measurement of the obligations under the defined benefit pension plans and the OPEB plans are subject to a number of assumptions. These include the rate of return on pension plan assets, health care cost trend rates and the rate at which the future obligations are discounted to value the liability at December 31st of each year presented in the Statement of Consolidated Financial Position. The amounts reflected in the consolidated financial statements and accompanying notes do not reflect the impact of any future changes to the benefit plans that might be contemplated as a result of the bankruptcy filing. Due to the inherent uncertainty involved with the Chapter 11 bankruptcy proceedings, the recorded amounts related to Solutia's domestic pension plans, as well as other domestic postretirement plans, have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2004.

         Pension expense in accordance with SFAS No. 87 was $29 million in 2004, $42 million in 2003 and $23 million in 2002, and expense for OPEB was $44 million in 2004, $55 million in 2003 and $57 million in 2002. In addition, Solutia recorded net charges resulting from pension and other postretirement benefit plan curtailments and settlements of $35 million in 2004 and 2003, respectively, and $17 million in 2002 (as more fully described in Note 16 to the accompanying consolidated financial statements).

         The expected long-term rate of return on pension plan assets assumption was 9.0 percent in 2004 and is anticipated to be 9.0 percent in 2005. The expected long-term rate of return on pension plan assets assumption is based on the target asset allocation policy and the expected future rates of return on these assets. See Note 16 to the accompanying consolidated financial statements for Solutia's historical and target allocation of plan assets for the pension plans. A hypothetical 25 basis point change in the assumed long-term rate of return would result in a change of approximately $2 million to pension expense.

         The discount rates used to remeasure the pension plans were 5.50 percent in 2004 and 6.25 percent in 2003, and the discount rates to remeasure the other postretirement benefit plans were 5.25 percent in 2004 and 6.25 percent in 2003. Solutia establishes its discount rate based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan. A hypothetical 25 basis point change in the discount rate for Solutia's pension plans results in a change of approximately $20 million in the projected benefit obligation and less than a $1 million change in pension expense. A hypothetical 25 basis point change in the discount rate for Solutia's OPEB plans results in a change of approximately $10 million in the accumulated benefit obligation and less than approximately $1 million change to OPEB expense.

         Solutia estimated the five-year assumed trend rate for healthcare costs in 2004 to be 9 percent with the ultimate trend rate for healthcare costs grading to 5 percent by 2008 and remaining at that level thereafter. A 1 percent change in the assumed health care cost trend rate would have changed the postretirement benefit obligation by $4 million as of December 31, 2004 and would have had a less than $1 million change to OPEB expense in 2004. Solutia's costs for postretirement medical benefits are capped for many current retirees and active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

         As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Solutia has elected to account for stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, based on their intrinsic value at the date of grant. Because options are granted at market value, there is no intrinsic value or resultant compensation expense. If Solutia had accounted for options based on the method prescribed by SFAS No. 123, pro-forma loss would have been increased by approximately $3 million in 2004, $5 million in 2003 and $7 million in 2002. This valuation methodology provides an estimate of fair value that encapsulates a number of management estimates, including estimated option life and future volatility. Changes in these assumptions could significantly affect the estimated fair value of the options. In addition, Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock, and that it is unlikely that holders of options to purchase Solutia's common stock will receive any consideration for those options in such a plan of reorganization.

Pension Plan Funded Status

         The majority of Solutia's employees are covered under noncontributory defined benefit pension plans. The pension plans are funded in accordance with Solutia's long-range projections of the plan's financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations. The amount of pension plan underfunding in the pension plans decreased to $508 million as of December 31, 2004 from $516 million as of December 31, 2003.

         Solutia actively manages funding of its domestic qualified pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). In 2004 and 2002, Solutia made discretionary contributions of $11 million and $17 million, respectively, to the qualified pension plan in order to minimize future required contributions and to utilize available tax benefits. No contributions were made during 2003 to the qualified pension plan. In addition, Solutia contributed $7 million in 2004, 2003 and 2002, respectively, to fund its other pension plans. According to current IRS funding rules, Solutia does not expect to be required to make pension contributions to its U.S. qualified pension plan in 2005. However, Solutia may elect to make voluntary contributions to the pension trust in 2005 in order to minimize future required contributions.

DERIVATIVE FINANCIAL INSTRUMENTS

         Solutia's business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, Solutia enters into various hedging transactions that enable it to alleviate the adverse effects of financial market risk. Solutia's hedging transactions are carried out under policies and procedures approved by the Audit and Finance Committee of the board of directors, which does not permit the purchase or holding of any derivative financial instruments for trading purposes. Notes 2 and 9 to the accompanying consolidated financial statements include further discussion of Solutia's accounting policies for derivative financial instruments.

Foreign Currency Exchange Rate Risk

         Solutia manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. Solutia uses foreign currency hedging instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business. Solutia primarily uses forward exchange contracts and purchased options with maturities of less than 18 months to hedge these risks. Solutia also enters into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. Corporate policy prescribes the range of allowable hedging activity and what hedging instruments Solutia is permitted to use. Because the counterparties to these contracts are major international financing institutions, credit risk arising from these contracts is not significant, and Solutia does not anticipate any counterparty losses.

         At December 31, 2004, Solutia had currency forward contracts to purchase and sell $147 million of currencies, principally the euro, Swiss Franc and U.S. Dollar, with average remaining maturities of nine months. Based on Solutia's overall currency rate exposure at December 31, 2004, including derivatives and other foreign currency sensitive instruments, a 10 percent adverse change in quoted foreign currency rates of these instruments would result in an immaterial change in fair value of these instruments. This is consistent with the overall foreign currency exchange rate exposure at December 31, 2003.

Interest Rate Risk

         Interest rate risk is primarily related to changes in the fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia believes its current debt structure appropriately protects Solutia from changes in interest rates and does not actively use any contracts to manage interest rate risk. A 1 percent increase in the prime lending rate would have increased interest expense by approximately $3 million during 2004, assuming the debt composition at December 31, 2004 was consistent throughout the year. This is consistent with the overall interest rate exposure at December 31, 2003.

Commodity Price Risk

         Certain raw materials and energy resources used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia uses forward and option contracts to manage a portion of the volatility related to anticipated energy purchases. There were no commodity forward or option contracts outstanding as of December 31, 2004.

RESTRUCTURING ACTIVITIES

         During 2004, Solutia recorded restructuring charges of $18 million to Cost of Goods Sold principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including $10 million for decommissioning and dismantling costs, $3 million of severance and retraining costs; $2 million related to operating leases where the underlying services and properties are no longer providing benefit; and $3 million of various other restructuring charges. In addition, Solutia recorded a reduction of $1 million to Cost of Goods Sold for the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities in Solutia's Pharmaceutical Services business. These restructuring charges were recorded in the Performance Products and Services segment and resulted principally from Solutia's continued strategic evaluation of its businesses. In addition, Solutia recorded $4 million of severance and retraining costs during 2004 in Reorganization Items, net principally related to workforce reduction initiatives of management positions within the corporate function directly associated with the bankruptcy reorganization process. Cash outlays associated with the restructuring actions were funded from operations.

         During 2003, Solutia recorded restructuring and severance charges of $56 million. The restructuring charges resulted from Solutia's continued strategic evaluation of its businesses, and the resulting decisions to shut down certain operations due to various market and economic conditions. Included in these restructuring charges was $22 million of severance charges associated with ongoing workforce reductions precipitated by the sale of the resins, additives and adhesives businesses and other ongoing cost reduction initiatives; $17 million of asset write-downs; $14 million related to non-cancellable operating leases, because Solutia was no longer fully utilizing the properties underlying these leases; and $3 million in contract termination costs. Cash outlays associated with the restructuring actions were funded from operations.

FINANCIAL CONDITION AND LIQUIDITY

         As discussed above, Solutia is operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding Solutia's current circumstances, it is difficult to predict Solutia's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations during the continuation of the bankruptcy proceedings, Solutia believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Solutia's access to additional financing while in the Chapter 11 bankruptcy process will likely be very limited.

Financial Analysis

         Solutia used its existing cash on-hand to finance operating needs and capital expenditures during 2004. Cash provided by continuing operations was $41 million in 2004 compared to cash used in continuing operations of $25 million in 2003. This change was primarily attributable to the continued increase in post-petition accounts payable balances due to improved vendor terms, partially offset by a $11 million voluntary pension contribution and payments for reorganization related items. In addition, pursuant to a bankruptcy court order Solutia made the first of ten annually scheduled $5 million payments in August 2004 with respect to the Anniston litigation settlement reached in 2003. In 2003, cash used in continuing operations of $25 million compared to cash provided by continuing operations of $127 million in 2002. The decrease was primarily attributable to lower earnings, vendor term compression, and a $60 million income-tax refund received during 2002, partially offset by a $25 million advance payment received from Monsanto in 2003.

         Capital spending was $61 million in 2004 as compared to $78 million in 2003. This decrease was primarily due to the mandatory purchase of the co-generation facility in Pensacola, Florida in 2003, for approximately $32 million, whereas the expenditures in 2004 were used primarily to fund various minor capital improvements, as well as certain cost reduction projects. In addition, included in 2004 was $5 million of capital spending incurred as a result of damage from Hurricane Ivan. Spending increased $19 million in 2003 to $78 million as compared to $59 million in 2002, primarily as a result of the aforementioned co-generation purchase in 2003. In 2005, Solutia expects capital spending will be approximately $80 million. Approximately $15 million of estimated capital requirements were committed at December 31, 2004.

         Solutia continued to divest certain non-strategic businesses in order to focus resources on core businesses. The proceeds from these and other asset sales generated $479 million in 2003 and $109 million in 2002. Proceeds from divestitures in 2004 were less than $1 million. During 2003, net proceeds included the sale of the resins, additives and adhesives businesses of $474 million, which were included in cash provided by discontinued operations. Proceeds generated in 2002 included the sale of Solutia's 50 percent interest in the AES joint venture to ExxonMobil Chemical Company, a division of Exxon Mobil
Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of Exxon Mobil Corporation, for approximately $102 million.

         Net cash used for acquisitions completed during 2002 totaled approximately $5 million for the purchase of Axio Research Corporation. There were no acquisitions in 2004 or 2003.

         Total debt of $1,253 million as of December 31, 2004, including $585 million not subject to compromise and $668 million subject to compromise, decreased by $27 million as compared to $1,280 million at December 31, 2003, including $655 million not subject to compromise and $625 million subject to compromise. The composition of Solutia's debt changed during 2004 as compared to 2003 with the completion of the final DIP facility in January 2004 and concurrent retirement of Solutia's borrowings under the October 2003 and interim DIP credit facilities, which aggregated $361 million outstanding as of December 31, 2003, with proceeds from the final DIP facility and existing cash on-hand. Outstanding borrowings under the final DIP facility were $300 million as of December 31, 2004. In addition, the Euronotes were increased by $15 million in order to record the notes at their fair value on the date of modification, January 30, 2004. The $43 million change in debt subject to compromise resulted from the reclassification of the debt obligation for Solutia's headquarters building to liabilities subject to compromise in the third quarter 2004 as Solutia believes it is unable to continue to perform on this debt obligation.

         Solutia's working capital from continuing operations decreased by $64 million to ($3) million at December 31, 2004, compared to $61 million at December 31, 2003. This decrease in working capital was primarily attributable to the continued increase in post-petition accounts payable balances due to improved vendor terms and lower cash on hand, partially offset by the decrease in short-term debt.

         Solutia had a shareholders' deficit of $1,444 million at December 31, 2004, compared to a shareholders' deficit of $1,125 million at December 31, 2003. Shareholders' deficit increased principally due to 2004 losses of $316 million and the $18 million increase in additional minimum pension liability in 2004, partially offset by favorable currency translation adjustments, principally related to the increase in value of the euro in relation to the U.S. dollar in 2004.

         The weighted average interest rate on Solutia's total debt outstanding at December 31, 2004, was approximately 9.0 percent compared to
8.9 percent at December 31, 2003. Excluding debt subject to compromise, the weighted average interest rate on total debt was 9.6 percent at December 31, 2004 compared to 9.3 percent at December 31, 2003.

         As a result of the Chapter 11 bankruptcy filing, Solutia was in default on all its debt agreements as of December 31, 2004, with the exception of its DIP credit facility and Euronotes. In addition, subsequent to Solutia's bankruptcy filing, Moody's Investors Ratings Services and Standard & Poor's withdrew all ratings for Solutia and its related debt securities.

         At December 31, 2004, Solutia's total liquidity was $246 million in the form of $131 million of availability under the final DIP credit facility and approximately $115 million of cash on-hand, of which $65 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings. At December 31, 2003, all of Solutia's liquidity was in the form of cash in the amount of $159 million, of which $34 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings.

         According to current IRS funding rules, Solutia was not required to make pension contributions in 2004 for its qualified domestic pension plan. However, Solutia made a voluntary contribution of $11 million to the qualified domestic pension plan in 2004. This voluntary contribution coupled with the cessation of future benefit accruals effective July 1, 2004 (as discussed in Note 16 to the accompanying consolidated financial statements), resulted in the reduction of required contributions, as well as the deferral of the timing of future required contributions. Based upon current actuarial assumptions, these two actions will result in the reduction of future required contributions to the qualified domestic pension plan of approximately $100 million over the next five years.

Astaris Financing Activities

         On October 8, 2003, Solutia and Astaris, a 50/50 joint venture with FMC Corporation ("FMC"), amended their external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 million letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris. The agreement also was amended to provide for a dollar-for-dollar reduction of the Astaris lenders' commitments with future payments ("keepwell payments") made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment provided a $67 million limitation for each of Solutia and FMC on future funding in the event the joint venture continued to fail to meet certain financial benchmarks. Solutia's $67 million letter of credit was reduced dollar-for-dollar as payments were made by Solutia under its existing support agreement. Solutia used approximately $36 million in 2004, $63 million in 2003 and $30 million in 2002 for investment payments to keep the Astaris joint venture in compliance with its financial covenants. The remaining commitment to Astaris was $10 million and $51 million as of December 31, 2004 and 2003, respectively, and was recorded as a liability in the Statement of Consolidated Financial Position in these periods accordingly.

         Solutia and FMC had also agreed to allow Astaris to defer up to $27 million of payment obligations to each of Solutia and FMC under existing operating agreements and certain other agreements. The deferral amount outstanding from Astaris to Solutia was $16 million and $2 million as of December 31, 2004 and 2003, respectively. In February 2005, this deferral agreement was terminated and all amounts outstanding were paid in full in conjunction with the Astaris refinancing (as more fully described below).

         On February 8, 2005, Astaris refinanced its existing $20 million credit facility that was scheduled to expire in September 2005 with a new three-year, $75 million revolving credit facility. Among other items, the new credit facility allowed Astaris to repay Solutia and FMC approximately $16 million each that had been deferred under existing operating agreements and certain other agreements. Completion of the new facility also resulted in the release of a $10 million letter of credit back to Solutia that was previously established to support prior keepwell arrangements that have now been terminated as part of the new credit facility. Under the new credit facility Astaris is required to delay certain payments to Solutia and FMC if it does not achieve certain financial metrics, with repayment of any amounts required once Astaris achieves the required financial metrics. Solutia does not expect any potential future deferral amounts will be significant in amount or prolonged in duration of repayment. Solutia's consent to the potential payment restrictions contained in the new credit facility and termination of the deferral agreement under the previous credit facility are both subject to approval by the bankruptcy court.

Prior and Current Credit Facilities

Final DIP Financing
-------------------

         On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a $525 million DIP credit facility. This DIP facility consists of (i) a $50 million multiple draw term loan component ("Term Loan A"); (ii) a $300 million single draw term loan component ("Term Loan B"); and (iii) a $175 million borrowing-based revolving credit component, which includes a $150 million letter of credit subfacility. Proceeds from the final DIP financing facility were used to retire Solutia's existing pre-petition $350 million credit facility, to repay the $75 million provided by the interim DIP facility and to provide approximately $100 million of new liquidity for general operating purposes.

         The final DIP facility has a maturity date which is the earliest of
(i) December 19, 2005; (ii) the earlier of the effective date and the date of the substantial consummation (as defined in Section 1101(2) of the U.S. Bankruptcy Code), in each case, of a plan of reorganization in the Chapter 11 bankruptcy case confirmed by an order of the bankruptcy court; and (iii) such earlier date on which all loans under the final DIP facility shall become due and payable in accordance with the terms of the final DIP facility or other loan documents. Additionally, the final DIP facility is subject to various mandatory commitment reductions and prepayments in connection with asset sales, equity issuances, receipt of extraordinary proceeds and certain other events. In particular, the final DIP facility significantly limits Solutia's ability to use divesture proceeds for any purpose other than the permanent reduction of the final DIP facility.

         COLLATERAL

         The bankruptcy court's final order granted all the perfected first priority and senior liens, originally granted to the $350 million pre-petition facility and $75 million interim DIP facility, to the lenders under the final DIP facility in conjunction with its post-petition senior secured status. In particular, the final DIP facility is secured by a lien on substantially all of Solutia's domestic assets, including (i) accounts receivable and inventory; (ii) certain intellectual property; (iii) pledges of stock of certain domestic subsidiaries; (iv) pledges of 65 percent of the outstanding stock of certain foreign subsidiaries; (v) liens on intercompany notes receivable held by parties to the loan; and (vi) liens on property, plant and equipment located at St. Louis, Missouri; Columbia, Tennessee; Foley, Alabama; Martinsville, Virginia; Springfield, Massachusetts; Trenton, Michigan; Alvin, Texas; Pensacola, Florida; Decatur, Alabama; and Greenwood, South Carolina.

         INTEREST

         Borrowings under the revolving credit component bear interest at a rate per annum equal to the prime rate or LIBOR plus 2.25 percent at the election of the borrower. Borrowings under the term loan bear interest at a rate per annum equal to the greater of (i) the prime rate plus 4.0 percent or (ii) 8.0 percent.

         GUARANTEES

         The obligations of Solutia Inc. and Solutia Business Enterprises, Inc., as borrowers under the final DIP facility, are guaranteed by Solutia's other domestic subsidiaries which own substantially all of Solutia's domestic assets. These subsidiaries are Axio Research Corporation, Beamer Road Management Company, CPFilms Inc., Monchem, Inc., Monchem International, Inc., Solutia Greater China, Inc., Solutia Inter-America, Inc., Solutia International Holding, LLC, Solutia Investments, LLC, Solutia Management Company, Inc., Solutia Overseas, Inc., Solutia Systems, Inc. and Solutia Taiwan, Inc. The obligations must also be guaranteed by each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. and Solutia Business Enterprises, Inc. are jointly and severally liable with respect to their obligations under the final DIP facility, thus in effect each guaranteeing the other's debt.

         COVENANTS AND OTHER RESTRICTIONS

         The final DIP facility requires Solutia to meet certain financial covenants, including but not limited to, minimum earnings before interest, taxes, depreciation and amortization (EBITDA) targets on a consolidated basis and for one of its operating units. In addition, the credit facility contains certain covenants which, among other things, limit the incurrence of additional debt, aggregate capital expenditures, additional operating leases, issuance of capital stock, issuance of guarantees, liens, investments, asset sales, dividends, certain payments, acquisitions, mergers, consolidations and dissolutions, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.

         The final DIP facility contains customary and other events of default, including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to Solutia's Euronotes, failure of guaranties or security documentation to be effective, judgment defaults, ERISA defaults, Solutia Inc. change of control, conversion of the case from a Chapter 11 to a Chapter 7 bankruptcy and a material adverse effect default.

Amendment to DIP Financing Agreement
------------------------------------

         Solutia amended its DIP financing agreement on July 20, 2004, after receiving bankruptcy court approval. The amendment provides greater flexibility to Solutia in executing certain actions contemplated in its financial projections, provides cost savings through lower requirements of certain letters of credit, and enhances liquidity opportunities through retaining certain potential receipts which were previously required to be used to reduce the commitment amount. No changes were made to the financial covenants contained in the DIP agreement.

Interim DIP Financing
---------------------

         On December 19, 2003, the bankruptcy court entered an interim order authorizing Solutia to borrow up to $85 million of DIP financing for the period between the entry of the interim order and the entry of a final order authorizing a full DIP facility. Accordingly, on December 19, 2003, Solutia entered into an interim financing facility providing for $515 million of total DIP financing, of which $85 million was immediately available under the interim bankruptcy court order, with an additional $430 million of DIP financing to be available upon entry of a final bankruptcy court order approving the total $515 million. As of December 31, 2003, $75 million was outstanding under the interim DIP facility, which amount was subsequently paid in full through the final DIP facility entered into as of January 16, 2004, as more fully described above.

October 2003 Credit Facility
----------------------------

         On October 8, 2003, Solutia entered into a new $350 million credit facility. The proceeds of the loans made under the facility were used to retire Solutia's pre-existing bank debt and for general working capital purposes, including fees and expenses related to the credit facility. The amount of outstanding borrowings under the credit facility as of December 31,

2003, was approximately $286 million. The facility was paid in full and cancelled as part of the final DIP facility entered into by Solutia on January 16, 2004, as more fully described above.

Euronote Amendment - January 2004
---------------------------------

         On January 30, 2004, Solutia and its wholly owned subsidiary, Solutia Europe S.A./N.V. ("SESA"), restructured its then 6.25 percent notes due in 2005 ("Euronotes"). The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection.

         The restructuring was implemented in a multi-step process. The first step was completed on December 16, 2003, at a meeting of Euronote holders at which the required percentage of Euronote holders adopted resolutions agreeing to forebear through January 30, 2004, the acceleration and default of the Euronotes in the event of a Chapter 11 bankruptcy filing by Solutia Inc. In consideration for that agreement, SESA made an additional interest payment to the Euronote holders of approximately $2 million. The second step of the restructuring was completed on January 30, 2004, at a meeting of Euronote holders at which the required percentage of Euronote holders adopted resolutions approving definitive documentation set forth in the terms and conditions of the restructuring and approving other related actions. The Euronotes were amended in the following manner:

         1. Certain cross-default provisions in the Euronotes that would have resulted in default and acceleration upon the filing of a Chapter 11 bankruptcy proceeding by Solutia Inc. were eliminated. Solutia Inc.'s guarantee of the Euronotes was also eliminated.

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

         Solutia analyzed the modifications of the Euronotes in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 02-04, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and recorded a charge of approximately $15 million in 2004 to record the Euronotes as modified at their fair value on January 30, 2004.

Euronote Amendment - November 2004
----------------------------------

         On October 7, 2004, Solutia and its wholly owned subsidiary, SESA, commenced the notification process for convening a meeting pursuant to
Article 568 of the Belgian Companies Code of the holders of the Euronotes.
At the

bondholders' meeting, which took place on November 8, 2004, the bondholders approved amendments to the Euronotes including the authorization of the potential sale of Solutia's Pharmaceutical Services business. The amendments will require SESA to use 95 percent of the net cash proceeds from the sale to redeem a portion of the Euronotes at a redemption price of 109 percent of the principal amount of the notes redeemed.

Off-Balance Sheet Arrangements

         See Note 20 to the accompanying consolidated financial statements for a summary of off-balance sheet arrangements.

Contingencies

         See Note 20 to the accompanying consolidated financial statements for a summary of Solutia's contingencies as of December 31, 2004.

Commitments

         Solutia has entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the associated products. The unamortized deferred credits were $109 million at December 31, 2004, and $168 million at December 31, 2003.

         The obligations of Solutia Inc. and Solutia Business Enterprises, Inc., as borrowers under the final DIP facility, are guaranteed by Solutia's other domestic subsidiaries which own substantially all of Solutia's domestic assets. These subsidiaries are Axio Research Corporation, Beamer Road Management Company, CPFilms Inc., Monchem, Inc., Monchem International, Inc., Solutia Greater China, Inc., Solutia Inter-America, Inc., Solutia International Holding, LLC, Solutia Investments, LLC, Solutia Management Company, Inc., Solutia Overseas, Inc., Solutia Systems, Inc. and Solutia Taiwan, Inc. The obligations also must be guaranteed by each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. and Solutia Business Enterprises, Inc. are jointly and severally liable with respect to their obligations under the final DIP facility, thus in effect each guaranteeing the other's debt.

         The following table summarizes Solutia's contractual obligations and commercial commitments that are not subject to compromise as of December 31, 2004. Payments associated with liabilities subject to compromise have been excluded from the table below, as Solutia cannot accurately forecast its future level and timing of spending given the inherent uncertainties associated with the ongoing Chapter 11 bankruptcy process. See Note 3 to the accompanying consolidated financial statements for further disclosure concerning liabilities subject to compromise.

------------------------------------------------------------------------------------------------------------
                                                       OBLIGATIONS DUE BY PERIOD (DOLLARS IN MILLIONS)
------------------------------------------------------------------------------------------------------------
        CONTRACTUAL OBLIGATIONS                                                                  2010 AND
                                           TOTAL        2005        2006     2007   2008-2009   THEREAFTER
------------------------------------------------------------------------------------------------------------
Credit Facility (a)                         $300        $300        $--       $--      $ --        $ --
------------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                           285          --         --        --       285          --
------------------------------------------------------------------------------------------------------------
Capital Leases                                 3           2          1        --        --          --
------------------------------------------------------------------------------------------------------------
Operating Leases                              64          14         11         8        14          17
------------------------------------------------------------------------------------------------------------
Unconditional Purchase Obligations           181          41         39        38        57           6
------------------------------------------------------------------------------------------------------------
Standby Letters of Credit (b)                113         103          8        --         1           1
------------------------------------------------------------------------------------------------------------
Postretirement Obligations (c)                51           4          4         5         8          30
------------------------------------------------------------------------------------------------------------
Environmental Remediation                     78          18         14         7        18          21
------------------------------------------------------------------------------------------------------------
Other Commercial Commitments(d)              109           9          9         9        15          67
------------------------------------------------------------------------------------------------------------
TOTAL CONTRACTUAL OBLIGATIONS             $1,184        $491        $86       $67      $398        $142
------------------------------------------------------------------------------------------------------------

(a) See Note 14 to the accompanying consolidated financial statements for information with respect to the amount and timing of interest payments on Solutia's debt obligations.

(b) Standby letters of credit contractually expiring in 2005 are generally anticipated to be renewed or extended by extensions with existing standby letters of credit providers.

(c) Represents estimated future minimum funding requirements for funded pension plans classified as not subject to compromise and estimated future benefit payments for unfunded pension and other postretirement plans classified as not subject to compromise.

(d) Other commercial commitments represent agreements with Solutia's customers to supply a guaranteed quantity of certain products annually at prices specified in the underlying agreements.

RECENTLY ISSUED ACCOUNTING STANDARDS

         See Note 2 to the accompanying consolidated financial statements for a summary of recently issued accounting standards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under "Derivative Financial Instruments" on page 37 is incorporated here by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL SECTION - TABLE OF CONTENTS

                                                                            Page Number
                                                                          ---------------
Report of Independent Registered Public Accounting Firm - Deloitte
   & Touche LLP                                                                 46
Report of Independent Registered Public Accounting Firm - KPMG LLP              47
Statement of Consolidated Operations                                            48
Statement of Consolidated Comprehensive Loss                                    48
Statement of Consolidated Financial Position                                    49
Statement of Consolidated Cash Flows                                            50
Statement of Consolidated Shareholders' Deficit                                 51
Notes to Consolidated Financial Statements                                      52

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Solutia Inc.:

     We have audited the accompanying consolidated statements of financial position of Solutia Inc. and subsidiaries (Debtor-In-Possession) (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' deficit for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits. We did not audit the financial statements of Astaris LLC ("Astaris"), the Company's investment in which is accounted for by use of the equity method. The Company's share of Astaris' net deficiency of $23 million at December 31, 2003 and of $115 million in that company's loss for the year ended December 31, 2003 are included in the accompanying financial statements. The financial statements of Astaris were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company for the year ended December 31, 2003, is based solely on the report of such auditors.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Solutia Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, negative working capital and shareholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidated of Variable Interest Entities," and Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2003 and January 1, 2002, respectively.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework, and our report dated March 8, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
St. Louis, Missouri


March 8, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astaris LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMPG LLP

St. Louis Missouri
January 30, 2004

                                                   SOLUTIA INC.
                                              (DEBTOR-IN-POSSESSION)
                                        STATEMENT OF CONSOLIDATED OPERATIONS
                             (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                            2004             2003             2002
                                                                            ----             ----             ----

NET SALES.......................................................           $2,697            $2,430           $2,299
Cost of goods sold..............................................            2,474             2,370            1,936
                                                                           ------            ------           ------
GROSS PROFIT....................................................              223                60              363
Marketing expenses..............................................              143               156              147
Administrative expenses.........................................              102               142              128
Technological expenses..........................................               44                53               47
Amortization expense............................................                2                 3                3
Impairment of intangible assets.................................               28                78               --
                                                                           ------            ------           ------
OPERATING INCOME (LOSS).........................................              (96)             (372)              38
Equity earnings (loss) from affiliates..........................              (26)             (133)              13
Interest expense (a)............................................             (113)             (120)             (84)
Other income, net...............................................                1                11               14
Loss on debt modification.......................................              (15)               --               --
Reorganization items, net.......................................              (73)               (1)              --
                                                                           ------            ------           ------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)........................             (322)             (615)             (19)
Income tax expense (benefit)....................................               (6)              365              (11)
                                                                           ------            ------           ------
LOSS FROM CONTINUING OPERATIONS.................................             (316)             (980)              (8)
Income (Loss) from Discontinued Operations, net of tax..........               --                (2)              24
Cumulative Effect of Change in Accounting Principle, net of tax.               --                (5)            (167)
                                                                           ------            ------           ------
NET LOSS........................................................           $ (316)           $ (987)          $ (151)
                                                                           ======            ======           ======

BASIC AND DILUTED LOSS PER SHARE:
Loss from Continuing Operations.................................           $(3.02)           $(9.37)          $(0.08)
Net Loss........................................................           $(3.02)           $(9.44)          $(1.44)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                       104.5             104.6            104.7

(a) Interest expense excludes unrecorded contractual interest expense of $32 in 2004 and $1 in 2003.

                                     STATEMENT OF CONSOLIDATED COMPREHENSIVE LOSS
                                               (DOLLARS IN MILLIONS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                            2004              2003             2002
                                                                            ----              ----             ----

NET LOSS.........................................................          $(316)            $(987)            $(151)
OTHER COMPREHENSIVE LOSS:
Currency translation adjustments.................................             15                55               119
Net realized loss on derivative instruments, net of tax of
  $(1) in 2002...................................................             --                --                 1
Minimum pension liability adjustments, net of tax of
  $3 in 2004, $(70) in 2003 and $72 in 2002......................            (18)               19              (122)
                                                                           -----             -----             -----
COMPREHENSIVE LOSS...............................................          $(319)            $(913)            $(153)
                                                                           =====             =====             =====

See accompanying Notes to Consolidated Financial Statements.

                                                    SOLUTIA INC.
                                              (DEBTOR-IN-POSSESSION)
                                    STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                              AS OF DECEMBER 31,
                                                                                        ----------------------------
                                                                                          2004                 2003
                                                                                          ----                 ----
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................................................              $   115              $   159
Trade receivables, net of allowances of $11 in 2004 and $14 in 2003.......                  286                  281
Miscellaneous receivables ................................................                   93                   84
Inventories...............................................................                  239                  240
Prepaid expenses and other assets.........................................                   45                   40
                                                                                        -------              -------
TOTAL CURRENT ASSETS......................................................                  778                  804
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
     $2,511 in 2004 and $2,597 in 2003....................................                  841                  909
INVESTMENTS IN AFFILIATES.................................................                  177                  206
GOODWILL, net.............................................................                   76                   97
IDENTIFIED INTANGIBLE ASSETS, net ........................................                   38                   43
OTHER ASSETS..............................................................                  166                  387
                                                                                        -------              -------
TOTAL ASSETS..............................................................              $ 2,076              $ 2,446
                                                                                        =======              =======

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable .........................................................              $   198              $    78
Accrued liabilities ......................................................                  283                  304
Short-term debt ..........................................................                  300                  361
                                                                                        -------              -------
TOTAL CURRENT LIABILITIES ................................................                  781                  743
LONG-TERM DEBT ...........................................................                  285                  294
OTHER LIABILITIES ........................................................                  267                  313
                                                                                        -------              -------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................                1,333                1,350

LIABILITIES SUBJECT TO COMPROMISE ........................................                2,187                2,221

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
  Issued: 118,400,635 shares in 2004 and 2003.............................                    1                    1
Additional contributed capital............................................                   56                   56
Treasury stock, at cost (13,941,057 shares in 2004 and 13,838,717
    shares in 2003).......................................................                 (251)                (251)
Net deficiency of assets at spinoff.......................................                 (113)                (113)
Accumulated other comprehensive loss......................................                  (75)                 (72)
Accumulated deficit.......................................................               (1,062)                (746)
                                                                                        -------              -------
TOTAL SHAREHOLDERS' DEFICIT...............................................               (1,444)              (1,125)
                                                                                        -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............................              $ 2,076              $ 2,446
                                                                                        =======              =======

See accompanying Notes to Consolidated Financial Statements.

                                                       SOLUTIA INC.
                                                 (DEBTOR-IN-POSSESSION)
                                          STATEMENT OF CONSOLIDATED CASH FLOWS
                                                 (DOLLARS IN MILLIONS)

                                                                                               YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                 ---------------------------------------
                                                                                   2004           2003            2002
                                                                                   ----           ----            ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net loss                                                                          $(316)         $(987)          $(151)
Adjustments to reconcile to Cash From Operations:
      Cumulative effect of change in accounting principle, net of tax                --              5             167
      Loss (Income) from discontinued operations, net of tax..........               --              2             (24)
      Depreciation and amortization...................................              127            137             134
      Amortization of deferred credits................................              (33)           (17)            (14)
      Settlement of Anniston litigation and other litigation matters..               --             99              --
      Impairment of intangible assets ................................               28             78              --
      Restructuring expenses and other charges .......................              162            300              24
      Other, net......................................................                4             15               7
      Changes in assets and liabilities:
            Income and deferred taxes.................................              (16)           356              51
            Trade receivables.........................................               (5)           (11)             (6)
            Inventories...............................................                1             22             (20)
            Accounts payable..........................................              120            (30)             41
            Liabilities subject to compromise ........................              (34)             2              --
            Other assets and liabilities..............................                3              4             (82)
                                                                                  -----          -----           -----
CASH PROVIDED BY (USED IN) OPERATIONS--CONTINUING OPERATIONS..........               41            (25)            127
CASH PROVIDED BY (USED IN) OPERATIONS--DISCONTINUED OPERATIONS........               --            (11)             44
                                                                                  -----          -----           -----
CASH PROVIDED BY (USED IN) OPERATIONS.................................               41            (36)            171
                                                                                  -----          -----           -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases...............................              (61)           (78)            (59)
Acquisition and investment payments, net of cash acquired.............              (36)           (63)            (37)
Property disposals and investment proceeds, net.......................               --              5             109
                                                                                  -----          -----           -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES--CONTINUING OPERATIONS              (97)          (136)             13
CASH PROVIDED BY INVESTING ACTIVITIES--DISCONTINUED OPERATIONS........               --            474              --
                                                                                  -----          -----           -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......................              (97)           338              13
                                                                                  -----          -----           -----

FINANCING ACTIVITIES:
Net change in short-term debt obligations.............................             (361)             3            (327)
Proceeds from issuance of long-term debt obligations..................              300             --             182
Net change in cash collateralized letters of credit...................               87           (121)            (11)
Issuance of stock warrants............................................               --             --              19
Deferred debt issuance costs..........................................              (14)           (31)            (29)
Dividend payments.....................................................               --             --              (4)
Other, net............................................................               --             (6)             --
                                                                                  -----          -----           -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES--CONTINUING OPERATIONS               12           (155)           (170)
CASH USED IN FINANCING ACTIVITIES--DISCONTINUED OPERATIONS............               --             (5)            (20)
                                                                                  -----          -----           -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......................               12           (160)           (190)
                                                                                  -----          -----           -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................              (44)           142              (6)
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.....................................................              159             17              23
                                                                                  -----          -----           -----
END OF YEAR...........................................................            $ 115          $ 159           $  17
                                                                                  =====          =====           =====
See accompanying Notes to Consolidated Financial Statements.

                                                  SOLUTIA INC.
                                             (DEBTOR-IN-POSSESSION)
                                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' DEFICIT
                                              (DOLLARS IN MILLIONS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------
                                                                                2004         2003         2002
                                                                            -------------------------------------
COMMON STOCK:
BALANCE, JANUARY 1                                                            $     1       $     1       $   1
                                                                              -------       -------       -----
BALANCE, DECEMBER 31                                                          $     1             1       $   1
                                                                              -------       -------       -----
ADDITIONAL CONTRIBUTED CAPITAL:
BALANCE, JANUARY 1                                                            $    56       $    19       $  --
  Issuance of 10,000,000 and 5,533,522 warrants in 2003 and 2002,
  respectively                                                                     --            37          19
                                                                              -------       -------       -----
BALANCE, DECEMBER 31                                                          $    56       $    56       $  19
                                                                              -------       -------       -----
NET DEFICIENCY OF ASSETS AT SPINOFF:
BALANCE, JANUARY 1                                                            $  (113)      $  (113)      $(113)
                                                                              -------       -------       -----
BALANCE, DECEMBER 31                                                          $  (113)      $  (113)      $(113)
                                                                              -------       -------       -----
TREASURY STOCK:
BALANCE, JANUARY 1                                                            $  (251)      $  (251)      $(257)
  Net shares (purchased) issued under employee stock plans -
  ((102,340) shares in 2004, (179,366) shares in 2003, and 262,253
  shares in 2002)                                                                  --            --           6
                                                                              -------       -------       -----
BALANCE, DECEMBER 31                                                          $  (251)      $  (251)      $(251)
                                                                              -------       -------       -----
UNEARNED ESOP SHARES:
BALANCE, JANUARY 1                                                            $    --       $    --       $  (1)
  Amortization of ESOP balance                                                     --            --           1
                                                                              -------       -------       -----
BALANCE, DECEMBER 31                                                          $    --       $    --       $  --
                                                                              -------       -------       -----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
    ACCUMULATED CURRENCY ADJUSTMENT:
    BALANCE, JANUARY 1                                                        $    36       $   (19)      $(138)
    Accumulated currency adjustments                                               15            55         119
                                                                              -------       -------       -----
    BALANCE, DECEMBER 31                                                      $    51       $    36       $ (19)
                                                                              -------       -------       -----
    MINIMUM PENSION LIABILITY:
    BALANCE, JANUARY 1                                                        $  (108)      $  (127)      $  (5)
    Minimum pension liability adjustments                                         (18)           19        (122)
                                                                              -------       -------       -----
    BALANCE, DECEMBER 31                                                      $  (126)      $  (108)      $(127)
                                                                              -------       -------       -----
    DERIVATIVE INSTRUMENTS:
    BALANCE, JANUARY 1                                                        $    --       $    --       $  (1)
    Net losses on derivative instruments                                           --            --           1
                                                                              -------       -------       -----
    BALANCE, DECEMBER 31                                                      $    --       $    --       $  --
                                                                              -------       -------       -----
BALANCE, DECEMBER 31                                                          $   (75)      $   (72)      $(146)
                                                                              -------       -------       -----
(ACCUMULATED DEFICIT) REINVESTED EARNINGS:

BALANCE, JANUARY 1                                                            $  (746)      $   241       $ 401
  Net loss                                                                       (316)         (987)       (151)
  Employee stock plans                                                             --            --          (5)
  Dividends                                                                        --            --          (4)
                                                                              -------       -------       -----
BALANCE, DECEMBER 31                                                          $(1,062)      $  (746)      $ 241
                                                                              -------       -------       -----
TOTAL SHAREHOLDERS' DEFICIT                                                   $(1,444)      $(1,125)      $(249)
                                                                              -------       -------       -----

See accompanying Notes to Consolidated Financial Statements.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


1. NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDINGS

Nature of Operations

         Solutia Inc., together with its subsidiaries (referred to herein as "Solutia" or the "Company"), is a global manufacturer and marketer of a variety of high-performance chemical-based materials. Solutia is a world leader in performance films for laminated safety glass and after-market applications; specialties such as water treatment chemicals, heat transfer fluids and aviation hydraulic fluids; and an integrated family of nylon products including high-performance polymers and fibers.

         Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation, a wholly-owned subsidiary of Pfizer, Inc.). On September 1, 1997, Pharmacia distributed all of the outstanding shares of common stock of Solutia as a dividend to Pharmacia stockholders (the "spinoff"). As a result of the spinoff, on September 1, 1997, Solutia became an independent publicly held company and its operations ceased to be owned by Pharmacia. A net deficiency of assets of $113 resulted from the spinoff.

Bankruptcy Proceedings

Overview
--------

         On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

         The filing was made to restructure Solutia's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs, in order to allow Solutia to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain postretirement benefits and liabilities under operating contracts, all of which were assumed at the time of the spinoff of Solutia from Pharmacia (collectively "legacy liabilities"). These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs have been an obstacle to Solutia's financial stability and success. While Solutia believes it will be able to significantly reduce the legacy liabilities through the bankruptcy process, there can be no certainty that it will be successful in doing so.

         Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the Chapter 11 filing, all orders sufficient to enable Solutia to conduct normal business activities, including the approval of Solutia's DIP financing, have been entered by the bankruptcy court. While Solutia is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the bankruptcy court.

         As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the bankruptcy court. November 30, 2004 was the last date by which holders of pre-filing date claims against the Debtors could file such claims. Any holder of a claim that was required to file such claim by November 30, 2004, and did not do so, may be barred from asserting such claim against the Debtors and, accordingly, may not be able to participate in any distribution on account of such claim. Differences between claim amounts identified by the Debtors and claims filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process, and only holders of claims that are ultimately allowed for purposes of the Chapter 11 case will be entitled to distributions. Solutia has not yet completed its analysis of all the proofs of claim. Since the settlement terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

         In order to exit Chapter 11 successfully, Solutia must propose and obtain confirmation by the bankruptcy court of a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. As provided by the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The bankruptcy court has subsequently approved several extensions of the exclusivity period, the most recent of which is set to expire on April 11, 2005. On February 25, 2005, Solutia filed a motion with the bankruptcy court seeking to extend the exclusivity period to July 11, 2005.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

No assurance can be given that such extension request will be granted by the bankruptcy court or, if granted, that any future extension requests will be granted by the bankruptcy court. Moreover, although Solutia expects to file a plan of reorganization that provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that a plan of reorganization will be confirmed by the bankruptcy court or that any such plan will be implemented successfully.

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

Final DIP Financing
-------------------

         On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a $525 DIP credit facility. This DIP facility consists of (i) a $50 multiple draw term loan component; (ii) a $300 single draw term loan component; and (iii) a $175 borrowing-based revolving credit component, which includes a $150 letter of credit subfacility. Proceeds from the DIP financing facility were used to retire Solutia's existing pre-petition $350 credit facility, repay the $75 provided by the interim DIP facility and provide approximately $100 of new liquidity for general operating purposes.

Euronote Modification
---------------------

         Prior to Solutia's Chapter 11 bankruptcy filing, Solutia and its wholly owned subsidiary, Solutia Europe S.A./N.V. ("SESA"), reached an agreement with the requisite holders of the then (euro)200 million, 6.25 percent notes due 2005 (the "Euronotes"), issued by SESA and guaranteed by Solutia Inc., to restructure the Euronotes which among other changes eliminated certain cross-default provisions. On January 30, 2004, SESA successfully completed the restructuring. The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection. See Note 14 for further description of the revised terms of the Euronotes.

Going Concern
-------------

         Solutia is currently operating under Chapter 11 of the U.S. Bankruptcy Code and continuation of Solutia as a going concern is contingent upon, among other things, Solutia's ability to (i) comply with the terms and conditions of its DIP financing; (ii) obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (iii) return to profitability; (iv) generate sufficient cash flow from operations; and (v) obtain financing sources to meet Solutia's future obligations. These matters create substantial doubt about Solutia's ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11 bankruptcy.

Consolidating Financial Statements
----------------------------------

         Consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the years ended December 31, 2004 and 2003, respectively, are presented below. These consolidating financial statements include investments in subsidiaries carried under the equity method.

                                                   SOLUTIA INC.
                                              (DEBTOR-IN-POSSESSION)
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004

                                                      Solutia and       Subsidiaries                  Solutia and
                                                    Subsidiaries in        not in                     Subsidiaries
                                                     Reorganization    Reorganization   Eliminations  Consolidated
                                                     --------------    --------------   ------------  ------------

ASSETS
Current assets.................................         $   476            $390            $ (88)       $   778
Property, plant and equipment, net.............             701             140               --            841
Investment in subsidiaries and affiliates......             324             232             (379)           177
Goodwill and identified intangible assets, net.             102              12               --            114
Other assets...................................             110              56               --            166
                                                      ------------------------------------------------------------
   TOTAL ASSETS................................         $ 1,713            $830            $(467)       $ 2,076
                                                      ============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities............................         $   758            $202            $(179)       $   781
Long-term debt.................................              --             285               --            285
Other liabilities..............................             212              55               --            267
                                                      ------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE....             970             542             (179)         1,333

LIABILITIES SUBJECT TO COMPROMISE..............           2,187              --               --          2,187

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)...........          (1,444)            288             (288)        (1,444)

                                                      ------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)....................................         $ 1,713            $830            $(467)       $ 2,076
                                                      ============================================================

                                CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2003

                                                      Solutia and       Subsidiaries                  Solutia and
                                                    Subsidiaries in        not in                     Subsidiaries
                                                     Reorganization    Reorganization   Eliminations  Consolidated
                                                     --------------    --------------   ------------  ------------

ASSETS
Current assets.................................         $   557            $323            $ (76)       $   804
Property, plant and equipment, net.............             771             138               --            909
Investment in subsidiaries and affiliates......             344             236             (374)           206
Goodwill and identified intangible assets, net.             102              38               --            140
Other assets...................................             340              47               --            387
                                                      ------------------------------------------------------------
   TOTAL ASSETS................................         $ 2,114            $782            $(450)       $ 2,446
                                                      ============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities............................         $   716            $341            $(314)       $   743
Long-term debt.................................              43             251               --            294
Other liabilities..............................             259              54               --            313
                                                      ------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE               1,018             646             (314)         1,350

LIABILITIES SUBJECT TO COMPROMISE..............           2,221              --               --          2,221

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)...........          (1,125)            136             (136)        (1,125)

                                                      ------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)....................................         $ 2,114            $782            $(450)       $ 2,446
                                                      ============================================================

                                                     SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                    CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004

                                                      Solutia and       Subsidiaries                  Solutia and
                                                    Subsidiaries in        not in                     Subsidiaries
                                                     Reorganization    Reorganization   Eliminations  Consolidated
                                                     --------------    --------------   ------------  ------------

NET SALES ................................              $2,181              $891           $(375)        $2,697
Cost of goods sold........................               2,111               758            (395)         2,474
                                                      ------------------------------------------------------------
GROSS PROFIT .............................                  70               133              20            223

Marketing, administrative and
  technological expenses..................                 225                65              (1)           289
Amortization expense......................                   1                 1              --              2
Impairment of intangible assets...........                  --                28              --             28

                                                      ------------------------------------------------------------
OPERATING INCOME (LOSS) ..................                (156)               39              21            (96)

Equity loss from affiliates...............                 (34)              (14)             22            (26)
Interest expense..........................                 (89)              (24)             --           (113)
Other income (expense), net...............                  31                (7)            (23)             1
Loss on debt modification.................                  --               (15)             --            (15)
Reorganization items, net.................                 (73)               --              --            (73)

                                                      ------------------------------------------------------------
LOSS BEFORE INCOME TAX BENEFIT............                (321)              (21)             20           (322)
Income tax benefit........................                  (5)               (1)             --             (6)

                                                      ------------------------------------------------------------
NET LOSS..................................              $ (316)             $(20)          $  20         $ (316)
                                                      ============================================================


                    CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003

                                                      Solutia and       Subsidiaries                  Solutia and
                                                    Subsidiaries in        not in                     Subsidiaries
                                                     Reorganization    Reorganization   Eliminations  Consolidated
                                                     --------------    --------------   ------------  ------------

NET SALES.................................               $1,992             $769           $(331)        $2,430
Cost of goods sold........................                2,045              675            (350)         2,370
                                                      -------------------------------------------------------------
GROSS PROFIT..............................                  (53)              94              19             60

Marketing, administrative and
  technological expenses..................                  288               65              (2)           351
Amortization expense......................                    1                2              --              3
Impairment of intangible assets...........                    3               75              --             78

                                                      -------------------------------------------------------------
OPERATING INCOME (LOSS)...................                 (345)             (48)             21           (372)

Equity loss from affiliates...............                 (192)              (2)             61           (133)
Interest expense..........................                 (102)             (18)             --           (120)
Other income (expense), net...............                   37              (10)            (16)            11
Reorganization items, net.................                   (1)              --              --             (1)

                                                      -------------------------------------------------------------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)..                 (603)             (78)             66           (615)
Income tax expense (benefit)..............                  379              (18)              4            365

                                                      -------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS...........                 (982)             (60)             62           (980)

Loss from Discontinued Operations,
  net of tax..............................                   --               (2)             --             (2)
Cumulative Effect of Change in Accounting
Principle, net of tax.....................                   (5)              --              --             (5)

                                                      -------------------------------------------------------------
NET LOSS .................................               $ (987)            $(62)          $  62         $ (987)
                                                      =============================================================

                                                    SOLUTIA INC.
                                              (DEBTOR-IN-POSSESSION)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                    CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004

                                                      Solutia and       Subsidiaries                  Solutia and
                                                    Subsidiaries in        not in                     Subsidiaries
                                                     Reorganization    Reorganization   Eliminations  Consolidated
                                                     --------------    --------------   ------------  ------------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES................................             $(17)              $ 58            $ --          $ 41
NET CASH USED IN INVESTING ACTIVITIES.......              (73)               (24)             --           (97)
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES................................               15                 (3)             --            12

                                                      -------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH                  (75)                31              --           (44)
  EQUIVALENTS...............................

CASH AND CASH EQUIVALENTS:
  Beginning of year.........................              125                 34              --           159
                                                      -------------------------------------------------------------
  End of year...............................             $ 50               $ 65            $ --          $115
                                                      =============================================================


                    CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003

                                                      Solutia and       Subsidiaries                  Solutia and
                                                    Subsidiaries in        not in                     Subsidiaries
                                                     Reorganization    Reorganization   Eliminations  Consolidated
                                                     --------------    --------------   ------------  ------------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES................................             $(99)              $  63           $  --         $ (36)
NET CASH PROVIDED BY INVESTING ACTIVITIES...               48                 290              --           338
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES................................              176                (336)             --          (160)

                                                      -------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...              125                  17              --           142
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................               --                  17              --            17
                                                      -------------------------------------------------------------
  End of year...............................             $125               $  34           $  --         $ 159
                                                      =============================================================

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

         The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceedings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties that have not been reflected in the consolidated financial statements.

Basis of Consolidation

         The consolidated financial statements include the accounts of Solutia and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Companies in which Solutia has a significant interest but not a controlling interest are accounted for under the equity method of accounting and included in Investments in Affiliates in the Statement of Consolidated Financial Position. Solutia's proportionate share of these companies' net earnings or losses is reflected in Equity Earnings (Loss) from Affiliates in the Statement of Consolidated Operations. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, as amended, variable interest entities in which Solutia is the primary beneficiary are consolidated within the consolidated financial statements.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates were used to account for

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


restructuring reserves, environmental reserves, self-insurance reserves, employee benefit plans, intangible assets, income taxes, asset impairments, contingencies and classification of liabilities subject to compromise. Actual results, particularly with respect to those matters affected by the Chapter 11 bankruptcy proceedings, could materially differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

Inventory Valuation

         Inventories are stated at cost or market, whichever is less. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. The cost of certain inventories (67 percent as of both December 31, 2004 and 2003) is determined by the last-in, first-out ("LIFO") method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of other inventories generally is determined by the first-in, first-out ("FIFO") method.

Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. The cost of plant and equipment is depreciated over 5 to 35 years for buildings and improvements and 3 to 15 years for machinery and equipment, by the straight-line method.

Intangible Assets

         Effective January 1, 2002, Solutia discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives upon adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives, generally periods ranging from 5 to 20 years. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter.

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

Environmental Remediation

         Costs for remediation of waste disposal sites are accrued in the accounting period in which the obligation is probable and when the cost is reasonably estimable. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from third parties. In those cases where third-party indemnitors have agreed to pay any amounts and management believes that collection of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.

Self-Insurance and Insurance Recoveries

         Solutia maintains self-insurance reserves to reflect its estimate of uninsured losses. Self-insured losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry, Solutia's historical experience and certain case specific reserves as required, including estimated legal costs. The maximum extent of the self-insurance provided by Solutia is dependent upon a number of factors including the facts and circumstances of individual cases and the terms and conditions of the commercial policies. Solutia has purchased commercial insurance in order to reduce its exposure to workers' compensation, product, general, automobile and property liability claims. Policies for periods prior to the spinoff are shared with Pharmacia. This insurance has varying policy limits and deductibles.

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Revenue Recognition

         Solutia's primary revenue-earning activities involve producing and delivering goods. Revenues are considered to be earned when Solutia has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence that an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. In the case of the pharmaceutical services business, revenues are primarily recorded as services are rendered.

Allowance for Doubtful Accounts

         The provisions for losses on uncollectible trade receivables are determined primarily on the basis of past collection experience applied to ongoing evaluations of Solutia's receivables and evaluations of the risks of uncollectibility.

Distribution Costs

         Solutia includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and the other costs of its distribution network in Cost of Goods Sold within the Statement of Consolidated Operations.

Shipping and Handling Costs

         Amounts billed for shipping and handling are included in Net Sales and the costs incurred for these activities are included in Cost of Goods Sold in the Statement of Consolidated Operations.

Derivative Financial Instruments

         Currency forward contracts are used to manage currency exposures for financial instruments denominated in currencies other than the entity's functional currency. Natural gas forward and option contracts are used to manage some of the exposure for the cost of natural gas. Gains and losses on contracts that are designated and effective as hedges are included in net income (loss) and offset the exchange gain or loss of the transaction being hedged.

         Major currencies affecting Solutia's business are the U.S. dollar, British pound sterling, euro, Canadian dollar, Australian dollar, Swiss franc, and the Brazilian real. Currency restrictions are not expected to have a significant effect on Solutia's cash flows, liquidity or capital resources.

Income Taxes

         Solutia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. Solutia determines the appropriateness of valuation allowances in accordance with the "more likely than not" recognition criteria outlined in SFAS No. 109, Accounting for Income Taxes.

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Stock Option Plans

         Effective January 1, 2003, Solutia adopted SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which allowed Solutia to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in the Statement of Consolidated Operations, as all options granted under the plans had an exercise price equal to the market value of Solutia's stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each year ended December 31 as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                          2004          2003           2002
                                                                          ----          ----           ----
NET LOSS:
   As reported ...............................................          $ (316)        $ (987)        $ (151)
   Deduct: Total stock-based employee compensation expense
     determined using the Black-Scholes option-pricing model
     for all awards, net of tax ..............................              (3)            (5)            (7)
                                                                       -------        -------         ------
   Pro forma .................................................          $ (319)        $ (992)        $ (158)
                                                                        ======         ======         ======
LOSS PER SHARE:
   Basic and Diluted--as reported.............................          $(3.02)        $(9.44)        $(1.44)
   Basic and Diluted--pro forma ..............................          $(3.05)        $(9.48)        $(1.51)

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

Recently Issued Accounting Standards

         In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As a result of the Act's passage, the FASB issued FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Accordingly, Solutia elected to defer recording the impact of the Act in its consolidated financial statements for the year ended December 31, 2003, in view of the fact that specific authoritative guidance on accounting for the federal subsidy was pending and that guidance, when issued, could require Solutia to change previously reported information. In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act and supersedes FSP 106-1. Solutia adopted the provisions of FSP 106-2 in the second quarter of 2004. See Note 16 for additional information including the impact of adoption of FSP 106-2 on the consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. Historically Solutia has elected to follow the guidance of APB 25 which allowed Solutia to use the intrinsic value method of accounting to value its share-based payment transactions with employees. Based on this method, Solutia did not recognize compensation expense in its consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. The provisions of SFAS 123R are required to be adopted by Solutia beginning July 1, 2005. The impact on Solutia's net loss will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 2 and is contingent upon the number of future options granted, the selected transition method and the selection between acceptable valuation methodologies for valuing options.

         In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on applying SFAS No. 109 to the tax deduction on qualified production activities provided under the American Jobs Creation Act of 2004 (the Act). In addition, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance on the Act's repatriation provision. Solutia is currently completing its assessment with respect to the impact of the provisions of FSP 109-1 and FSP 109-2; however, most of the provisions that could significantly affect Solutia are not likely to do so as a result of Solutia's net operating loss position coupled with complexities involving Solutia's status as a debtor-in-possession.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This guidance is effective for Solutia for inventory costs incurred beginning January 1, 2006. Solutia does not believe adoption of this amendment will have a material impact on Solutia's overall results of operations or financial position.

Reclassifications

         Certain reclassifications to prior years' financial information have been made to conform to the 2004 presentation.

3.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

         Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as debtor-in-possession. These estimated claims are reflected in the December 31, 2004 and 2003 Statement of Consolidated Financial Position as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, proofs of claim or other events.

         Solutia has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses;
(vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of December 31, 2004 and 2003, as applicable.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         The amounts subject to compromise consisted of the following items:

                                                                DECEMBER 31,
                                                                ------------
                                                            2004           2003
                                                            ----           ----
      Postretirement benefits (a)........................  $1,090         $1,153
      Litigation reserves (b)............................     141            146
      Accounts payable (c)...............................     130            122
      Environmental reserves (d).........................      82             85
      Other miscellaneous liabilities....................      76             90

      6.72% debentures puttable 2004, due 2037(e)........     150            150
      7.375% debentures due 2027(e)......................     300            300
      11.25% notes due 2009 (f)..........................     223            223
      Other (g)..........................................      43             --
                                                           ------         ------
                                                              716            673
      Unamortized debt discount and debt issuance costs..     (48)           (48)
                                                           ------         ------
            TOTAL DEBT SUBJECT TO COMPROMISE.............     668            625
                                                           ------         ------

      TOTAL LIABILITIES SUBJECT TO COMPROMISE............  $2,187         $2,221
                                                           ======         ======

(a) Postretirement benefits include Solutia's domestic (i) qualified pension plan of $445 and $420 as of December 31, 2004 and December 31, 2003, respectively; (ii) non-qualified pension plan of $18 and $23 as of December 31, 2004 and December 31, 2003, respectively; and (iii) other postretirement benefits of $627 and $710 as of December 31, 2004 and December 31, 2003, respectively. Pursuant to a bankruptcy court order, Solutia made payments with respect to other postretirement obligations of approximately $87 in 2004.

(b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of December 31, 2004 and 2003. Pursuant to a bankruptcy court order, Solutia made payments with respect to pre-petition legal proceedings of $5 in 2004.

(c) Pursuant to a bankruptcy court order, Solutia made payments of approximately $19 in 2004. Solutia also reclassified into accounts payable subject to compromise, from balances previously accrued in liability accounts not subject to compromise, approximately $27 in 2004.

(d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. Solutia made payments of approximately $1 in 2004 with respect to these environmental obligations subject to compromise. See Note 20 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.

(e) While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures puttable 2004, due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in 2004 and 2003 was approximately $32 and $1, respectively.

(f) Pursuant to a bankruptcy court order, Solutia is required to continue payments of the contractual interest for the 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code; provided, however, that Solutia's official committee of unsecured creditors (the "Creditors' Committee") has the right at any time, and Solutia has the right at any time after the payment of the contractual interest due in July 2005, to seek to terminate Solutia's obligation to continue making the interest payments. Solutia or the Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after a showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and whether that value is decreasing during the course of Solutia's bankruptcy case. The amount of contractual interest paid with respect to these notes was approximately $25 in the fiscal year ended December 31, 2004, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of December 31, 2004 and 2003.

(g) Represents the debt obligation included with the consolidation of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The obligation, representing the synthetic lease arrangement with respect to Solutia's headquarters building, was reclassified to liabilities subject to compromise in 2004 as Solutia believes it is unable to continue to perform on this debt obligation.

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

         Reorganization items, net consisted of the following items:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                            2004       2003         2002
                                                            ----       ----         ----

Professional fees (a)....................................    $46        $ 1          $--
Contract rejection and termination costs (b).............     20         --           --
Severance and employee retention costs (c)...............      9         --           --
Net gain on settlement of pre-petition claims (d)........     (2)        --           --
                                                             ---        ---          ---
TOTAL REORGANIZATION ITEMS, NET..........................    $73        $ 1          $--
                                                             ===        ===          ===

(a) Professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings.

(b) Asset write-offs associated with contract rejections and terminations resulting from the ongoing reorganization-related evaluation of the financial viability of Solutia's existing contracts. The potential claim amount against Solutia with respect to these contract rejections and terminations cannot be reasonably determined, and accordingly no amount has been recorded as of December 31, 2004.

(c) Expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court.

(d) Solutia recorded a net gain of $2 representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded. The pre-petition obligations were for certain retirement benefits and retention obligations involving particular employees severed in 2004.

4.  ACQUISITIONS AND DIVESTITURES

Discontinued Operations

         On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003, the sale was completed resulting in a pre-tax gain of $24. The operating results of the resins, additives and adhesives businesses were reported separately as discontinued operations in the consolidated financial statements in 2003 and 2002. The operating results exclude certain corporate expenses of $10 in 2002, which had previously been allocated to the resins, additives and adhesives businesses. In addition, interest expense of $24 in 2003 and $26 in 2002 associated with debt that was repaid with the sales proceeds was allocated to discontinued operations. The operating results for 2003 include results of operations for the month of January 2003. Net sales and income (loss) from discontinued operations are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                    2003         2002
                                                    ----         ----

Net sales........................................   $53          $559

Income before income tax expense.................     7            34
Income tax expense...............................    (9)          (10)
                                                    ---          ----
Income (Loss) from Discontinued Operations.......   $(2)         $ 24
                                                    ===          ====

Other Acquisitions and Divestitures

         In December 2004, Solutia sold the assets of Axio Research Corporation (Axio) for less than $1, resulting in a loss on sale of $1. Solutia originally acquired Axio in May 2002 for $5. Axio's results of operations were included in Solutia's results of operations from the acquisition date and were not material to Solutia's consolidated results of operations for the year ended December 31, 2002.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         During 2002, Solutia sold its 50 percent interest in the Advanced Elastomer Systems (AES) joint venture to ExxonMobil Chemical Company, a division of ExxonMobil Corporation and Exxon Chemical Asset Management Partnership, a subsidiary of ExxonMobil Corporation for $102. The sale resulted in a gain of $5.

5.  LOSS PER SHARE

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                              2004          2003          2002
                                                                              ----          ----          ----

Loss from Continuing Operations...................................           $ (316)       $ (980)       $   (8)
Income (Loss) from Discontinued Operations, net of tax............               --            (2)           24
Cumulative Effect of Change in Accounting Principle, net of tax...               --            (5)         (167)
                                                                             ------        ------        ------
Net Loss..........................................................           $ (316)       $ (987)       $ (151)
                                                                             ======        ======        ======

Basic and Diluted Loss per Share:
Loss from Continuing Operations...................................           $(3.02)       $(9.37)       $(0.08)
Income (Loss) from Discontinued Operations, net of tax............               --         (0.02)         0.23
Cumulative Effect of Change in Accounting Principle, net of tax...               --         (0.05)        (1.59)
                                                                             ------        ------        ------
Basic and Diluted Loss per Share..................................           $(3.02)       $(9.44)       $(1.44)
                                                                             ------        ------        ------


Basic and Diluted Weighted Average Shares Outstanding (in millions)          104.5         104.6         104.7
                                                                             -----         -----         -----

         At December 31, 2003 and 2002, 0.1 million and 0.2 million common share equivalents, respectively, were excluded because the effect would be antidilutive.

6.  RESTRUCTURING RESERVES

         During 2004 Solutia recorded restructuring charges of $18 to Cost of Goods Sold principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including $10 for decommissioning and dismantling costs, $3 of severance and retraining costs; $2 related to operating leases where the underlying services and properties are no longer providing benefit; and $3 of various other restructuring charges. In addition, Solutia recorded a reduction of $1 to Cost of Goods Sold for the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities in Solutia's Pharmaceutical Services business. These restructuring charges were recorded in the Performance Products and Services segment and resulted principally from Solutia's continued strategic evaluation of its businesses. In addition, Solutia recorded $4 of severance and retraining costs during 2004 in Reorganization Items, net principally related to workforce reduction initiatives of management positions within the corporate function directly associated with the bankruptcy reorganization process. Cash outlays associated with the restructuring actions were funded from operations.

         During 2003 Solutia recorded restructuring and severance charges of $56. The restructuring charges resulted from Solutia's continued strategic evaluation of its businesses, and the resulting decisions to shut down certain operations due to various market and economic conditions. Included in these restructuring charges were $22 of severance charges associated with workforce reductions precipitated by the sale of the resins, additives and adhesives businesses and other ongoing cost reduction initiatives; $17 of asset write-downs; $14 related to non-cancelable operating leases because Solutia was no longer utilizing the properties or services underlying these leases arrangements; and $3 in contract termination costs. Cash outlays associated with the restructuring actions were funded from operations. Of this $56 in restructuring and severance charges, $47 was recorded in the Performance Products and Services segment, $5 was recorded in the Integrated Nylon segment, and $4 was recorded in Corporate/Other.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         The following table summarizes the above noted restructuring charges, amounts utilized to carry out those plans and amount remaining at December 31, 2004:

                                                                                          FUTURE
                                        DECOMMISSIONING/     EMPLOYMENT      ASSET        LEASE       OTHER
                                          DISMANTLING        REDUCTIONS   WRITE-DOWNS    PAYMENTS     COSTS         TOTAL
                                       ------------------------------------------------------------------------------------

   Balance at January 1, 2003                 $--               $ --         $ --          $--         $--          $ --
     Charges taken                             --                 22           17           14           3            56
     Amounts utilized                          --                (22)         (17)          --          --           (39)
                                       ------------------------------------------------------------------------------------
   Balance at December 31, 2003               $--               $ --         $ --          $14         $ 3          $ 17
     CHARGES TAKEN                             10                  7           --            2           3            22
     AMOUNTS UTILIZED                          (5)                (7)          --           (4)         (6)          (22)
                                       ------------------------------------------------------------------------------------
   BALANCE AT DECEMBER 31, 2004               $ 5               $ --         $ --          $12         $--          $ 17
                                       ====================================================================================

         Restructuring reserves of approximately $12 and $13 as of December 31, 2004 and 2003, respectively, were included in Liabilities Subject to Compromise in the Statement of Consolidated Financial Position. See Note 3 for further description of Solutia's Liabilities Subject to Compromise. In addition, Solutia expects the $5 of restructuring liabilities classified as not subject to compromise as of December 31, 2004 to be utilized within the next twelve months. Given the inherent uncertainties associated with the bankruptcy process, Solutia cannot forecast its level of future spending for restructuring reserves classified as subject to compromise.

7.  IMPAIRMENT OF LONG-LIVED ASSETS

         In 2004 an impairment analysis was completed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, based upon indicators of impairment present within certain asset groups in Solutia's Pharmaceutical Services business, included in the Performance Products and Services operating segment. These indicators included historical losses and declining estimates of forecasted results given current economic and market conditions in the pharmaceutical services industry. The carrying value of the assets was compared to undiscounted expected cash flows indicating an impairment was present, as the carrying value of the assets were above the undiscounted cash flow amount. Therefore, the assets were written down to fair value, as determined by fair value estimates of the asset group through the use of a discounted cash flow model The assumptions used in the cash flow projections approximated the market conditions experienced in 2004. As a result, Solutia recorded an impairment charge of $12 to Cost of Goods Sold for the write down of certain fixed assets and a charge of $5 to Impairment of Intangible Assets for the write down of certain finite-lived intangible assets (as more fully described in Note 8), both included within the Pharmaceutical Services business of the Performance Products and Services operating segment.

         In 2003 an impairment analysis was completed in accordance with SFAS No. 144 based upon indicators of impairment present within certain asset groups in Solutia's Pharmaceutical Services business. Similar to 2004 above, these indicators included historical losses and declining estimates of forecasted results given current economic and market conditions in the pharmaceutical services industry. The carrying value of the assets was compared to undiscounted expected cash flows indicating an impairment was present, as the carrying value of the assets were above the undiscounted cash flow amount. Therefore, the assets were written down to fair value, as determined by fair value estimates of the asset group through the use of a discounted cash flow model. The assumptions used in the cash flow projections approximated the market conditions experienced in 2003. As a result, Solutia recorded an impairment charge of $18 to Cost of Goods Sold for the write down of certain fixed assets and a charge of $14 to Impairment of Intangible Assets for the write down of certain finite-lived intangible assets, both included within the Pharmaceutical Services business of the Performance Products and Services operating segment.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 TOTAL
                                                                                              PERFORMANCE
                                                                           PHARMACEUTICAL     PRODUCTS AND
                                                             CPFILMS          SERVICES          SERVICES
                                                          --------------------------------------------------
Goodwill, December 31, 2003......................              $74              $ 23              $ 97
Impairment.......................................               --               (23)              (23)
Translation......................................                2                --                 2
                                                          --------------------------------------------------
Goodwill, December 31, 2004......................              $76              $ --              $ 76
                                                          --------------------------------------------------

                                                                                                 TOTAL
                                                                                              PERFORMANCE
                                                                           PHARMACEUTICAL     PRODUCTS AND
                                                             CPFILMS          SERVICES          SERVICES
                                                          --------------------------------------------------
Trademarks, December 31, 2003....................              $26              $ 1               $27
Translation......................................               --               --                --
                                                          --------------------------------------------------
Trademarks, December 31, 2004....................              $26              $ 1               $27
                                                          --------------------------------------------------

         Amortized identified intangible assets generally are comprised of contract-based intangible assets and are summarized in aggregate as follows:

                                                                GROSS
                                                               CARRYING        ACCUMULATED     NET CARRYING
                                                                VALUE         AMORTIZATION         VALUE
                                                          --------------------------------------------------
Amortized Intangible Assets, December 31, 2003...                $33              $(17)             $16
Impairment.......................................                 (5)               --               (5)
Translation......................................                  3                (1)               2
Amortization.....................................                 --                (2)              (2)
                                                          --------------------------------------------------
Amortized Intangible Assets, December 31, 2004...                $31              $(20)             $11
                                                          --------------------------------------------------

         There were no material acquisitions of intangible assets and there have been no changes to amortizable lives or methods during 2004. Amortization expense for the net carrying amount of finite-lived intangible assets was $2 in 2004 and $3 in both 2003 and 2002, respectively. In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $1 annually in 2005 through 2009. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter.

Goodwill and Other Intangible Assets Impairments

         Solutia recorded an impairment charge of $23 in 2004 within the Pharmaceutical Services business in accordance with SFAS No. 142 for the write down of goodwill. This charge was based upon fair value estimates of the reporting unit through the utilization of a discounted cash flow model. In addition, Solutia recorded an impairment charge of $5 in 2004 for certain finite-lived intangible assets, as determined through impairment tests performed in accordance with SFAS No. 144, as more fully described in
Note 7. These impairment charges totaling $28 were recorded in the Impairment of Intangible Assets line within the Statement of Consolidated Operations and are included within the results of operations of the Performance Products and Services operating segment. These charges were precipitated by the declining estimates of forecasted results given current economic and market conditions within the pharmaceutical services industry in 2004.

         Solutia recorded an impairment charge of $64 in 2003 within the Pharmaceutical Services business in accordance with SFAS No. 142 for the write down of goodwill of $53 and certain indefinite-lived intangible assets of $11. These charges were based upon fair value estimates of the reporting unit as determined with the assistance of a third-party specialist using income and market approaches. In addition, Solutia recorded an impairment charge of $14 in 2003 for certain finite-lived intangible assets, as determined through an impairment test performed in accordance with SFAS No. 144, as more fully described in Note 7. These impairment charges totaling $78 were recorded in the Impairment of Intangible Assets line within the Statement of Consolidated Operations and

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


are included within the results of operations of the Performance Products and Services operating segment. These charges were precipitated by the declining estimates of forecasted results given current economic and market conditions within the pharmaceutical services industry in 2003.

         The adoption of SFAS No. 142 in 2002 required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. Fair value measurements of the reporting units upon adoption of SFAS No. 142 were estimated with the assistance of a third-party specialist utilizing both income and market multiple approaches. Based on this analysis, Solutia recorded an impairment loss of $167 during 2002 for the resins, additives and adhesives businesses, which is presented as discontinued operations, due to declining estimates of future results given existing economic and market conditions at the time. The goodwill impairment charge was non-deductible for tax purposes and is reflected as the cumulative effect of change in accounting principle in the Statement of Consolidated Operations.

9.  RISK MANAGEMENT ACTIVITIES

         Solutia's business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, Solutia enters into various hedging transactions that enable it to alleviate the adverse effects of financial market risk. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Solutia's hedging transactions are carried out under policies and procedures approved by the Audit and Finance Committee of the board of directors, which does not permit the purchase or holding of any derivative financial instruments for trading purposes.

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

         Solutia also enters into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be recorded in other income (expense), net in the period. The net impact of the related gains and losses recorded was a net loss of $4 and $1 in the years ended December 31, 2004 and 2003, respectively, and a net gain of less than $1 in 2002. Solutia had currency forward contracts to purchase and sell $147 and $186 of currencies as of December 31, 2004 and 2003, respectively, comprised principally of the euro, United Kingdom Pound-Sterling, Swiss Franc and U.S. Dollar.

Interest Rate Risk

         Interest rate risk is primarily related to the changes in fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia believes its current debt structure appropriately protects Solutia from changes in interest rates and is not actively using any contracts to manage interest rate risk.

Commodity Price Risk

         Certain raw materials and energy resources used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia uses forward and option contracts to manage a portion of the volatility related to anticipated energy purchases with maturities up to 6 months. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in Other Comprehensive Loss to the extent effective, and reclassified into Cost of Goods Sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of Goods Sold immediately. There were no commodity forward or option contracts outstanding as of December 31, 2004 or December 31, 2003. In addition, no cash flow hedges were discontinued during 2004 or 2003 due to changes in expectations on the original forecasted transactions, and there were no gains or losses recorded in Cost of Goods Sold as a result of the ineffectiveness of any hedging contacts.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Credit Risk

         Credit risk arising from the inability of a counterparty to meet the terms of Solutia's financial instrument contracts is generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of Solutia. It is Solutia's policy to enter into financial instruments with a number of creditworthy counterparties. Therefore, Solutia does not expect to incur material credit losses on its risk management or other financial statement instruments.

10.  INVESTMENTS IN AFFILIATES

         At December 31, 2004, Solutia's investments in affiliates consisted principally of its 50 percent interests in the Flexsys and Astaris joint ventures for which Solutia applies the equity method of accounting. Solutia received dividends from affiliates of approximately $25 in 2002. There were no dividends received during 2004 or 2003. Summarized combined financial information for 100 percent of the Flexsys and Astaris joint ventures and the results of operations for AES for the period up until its sale during the first quarter of 2002 is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                   2004           2003           2002
                                                   ----           ----           ----

RESULTS OF OPERATIONS:
   Net sales...................................    $878           $890           $985
   Gross profit ...............................     140             89            152
   Operating income (loss).....................     (18)          (242)            30
   Net income (loss)...........................     (46)          (273)            12

                                                              DECEMBER 31,
                                                              ------------
                                                   2004           2003           2002
                                                   ----           ----           ----
FINANCIAL POSITION:
   Current assets..............................     310           $353           $357
   Non-current assets..........................     503            491            645
   Current liabilities.........................     262            305            355
   Non-current liabilities.....................     261            278            253

         Solutia's investment in Astaris as of December 31, 2004 and 2003 exceeded Solutia's proportionate share of the underlying equity of Astaris by $18 and $59, respectively, primarily due to the guarantee of debt recorded in 2004 and 2003, and goodwill recorded by Solutia at inception of the joint venture. Solutia's investment in Flexsys as of both December 31, 2004 and 2003 exceeded Solutia's proportionate share of the underlying equity of Flexsys by $4 primarily due to goodwill recorded by Solutia at inception of the joint venture.

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


11.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                                  DECEMBER 31,
                                                                                  ------------
INVENTORIES                                                                 2004                 2003
                                                                            ----                 ----

Finished goods................................................             $  223              $   192
Goods in process..............................................                 99                   92
Raw materials and supplies....................................                 92                   83
                                                                           ------              -------
Inventories, at FIFO cost.....................................                414                  367
Excess of FIFO over LIFO cost.................................               (175)                (127)
                                                                           ------              -------
TOTAL.........................................................             $  239              $   240
                                                                           ======              =======

         Inventories at FIFO approximate current cost. The effects of LIFO inventory liquidations were not significant.

                                                                                  DECEMBER 31,
                                                                                  ------------
PROPERTY, PLANT AND EQUIPMENT                                               2004                 2003
                                                                            ----                 ----

Land..........................................................             $   19              $    19
Buildings.....................................................                421                  420
Machinery and equipment.......................................              2,864                3,038
Construction in progress......................................                 48                   29
                                                                           ------              -------
Total property, plant and equipment...........................              3,352                3,506
Less accumulated depreciation.................................             (2,511)              (2,597)
                                                                           ------              -------
TOTAL.........................................................             $  841              $   909
                                                                           ======              =======

                                                                                  DECEMBER 31,
                                                                                  ------------
OTHER ASSETS                                                                2004                 2003
                                                                            ----                 ----
Computer software.............................................             $   37              $    48
Cash underlying collateralized letters of credit (a)..........                 18                  132
Intangible pension asset......................................                  9                   81
Other.........................................................                102                  126
                                                                           ------              -------
TOTAL.........................................................             $  166              $   387
                                                                           ======              =======

(a) In 2004 Solutia settled a $27 pre-petition letter of credit paid by the intermediary financial institution to the letter of credit counterparty. This letter of credit was collateralized by cash that Solutia had disbursed prior to the bankruptcy filing, and accordingly, has been presented as a non-cash transaction with respect to the Statement of Consolidated Cash Flows in 2004.

                                                                                  DECEMBER 31,
                                                                                  ------------
ACCRUED LIABILITIES                                                        2004                 2003
                                                                           ----                 ----
Wages and benefits............................................             $   55              $    24
Accrued rebates and sales returns/allowances..................                 31                   32
Accrued interest..............................................                 25                   28
Astaris keepwell guarantee....................................                 10                   51
Other.........................................................                162                  169
                                                                           ------              -------
TOTAL ACCRUED LIABILITIES.....................................             $  283              $   304
                                                                           ======              =======

12.  VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued Interpretation No. 46,
Consolidation of Variable Interest Entities. This Interpretation, as amended, provides guidance related to identifying variable interest entities ("VIEs") and determining whether such entities should be consolidated. Solutia adopted the provisions of the Interpretation in 2003.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         Solutia has a synthetic lease related to its corporate headquarters in St. Louis, Missouri, entered into in 1999, that qualifies as a VIE. Based on the current terms of the lease agreement and the residual value guarantee Solutia provides to the lessor, Solutia concluded it is the primary beneficiary of the VIE. As a result, in 2003 Solutia consolidated the property, plant and equipment of $37 and long-term debt of $43 held by this VIE, and recorded minority interest of $1 and a resulting after-tax charge of $5, reported as a cumulative effect of a change in accounting principle, net of tax. The assets and liabilities of $37 and $43, respectively, which were consolidated as part of adoption of this Interpretation, were not included within the Statement of Consolidated Cash Flows for the year ended December 31, 2003, as these items represent non-cash transactions upon adoption of this Interpretation.

13.  INCOME TAXES

         The components of loss from continuing operations before income taxes were:

                                                           2004           2003           2002
                                                           ----           ----           ----

United States..................................           $(301)         $(549)          $(53)
Outside United States..........................             (21)           (66)            34
                                                          -----          -----           ----
TOTAL..........................................           $(322)         $(615)          $(19)
                                                          =====          =====           ====

         The components of income tax expense (benefit) recorded in continuing operations were:

                                                           2004           2003           2002
                                                           ----           ----           ----
Current:
    U.S. federal................................          $  --          $  --           $ --
    U.S. state..................................             --             --             --
    Outside United States.......................             10             17             27
                                                          -----          -----           ----
                                                             10             17             27

Deferred:
    U.S. federal................................            (90)          (156)           (25)
    U.S. state..................................            (17)           (26)            (9)
    Outside United States.......................            (11)           (17)            (6)
                                                          -----          -----           ----
                                                           (118)          (199)           (40)

Tax contingency adjustment (a)..................             (6)            --              2

Valuation allowances............................            108            547             --
                                                          -----          -----           ----

TOTAL...........................................          $  (6)         $ 365           $(11)
                                                          =====          =====           ====

(a) The tax contingency reserve adjustment in 2004 of $(6) is principally a result of the favorable settlement of an Internal Revenue Service (IRS) audit for the years 1999 and 2000. During 2002, Solutia increased its tax contingency reserves by $2 based on expected unfavorable outcomes of audits in various jurisdictions.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



         Factors causing Solutia's effective tax rate for continuing operations to differ from the U.S. federal statutory rate were:

                                                                  2004            2003            2002
                                                                  ----            ----            ----

U.S. federal statutory rate..........................             (35)%           (35)%           (35)%

U.S. state income taxes..............................              (3)             (3)            (32)
Export tax benefit...................................              (1)             (1)            (17)
Taxes related to foreign earnings, net of credits....               3               7              65
Valuation allowances.................................              33              88              --
Income (loss) from equity affiliates.................              (1)             --             (25)
Tax contingency adjustment...........................              (2)             --              12
Other................................................               4               3             (26)
                                                                  ---             ---             ---
EFFECTIVE INCOME TAX RATE............................              (2)%            59%            (58)%
                                                                  ===             ===             ===

         Deferred income tax balances were related to:

                                                                  2004                 2003
                                                                  ----                 ----

   Property..........................................            $(179)               $(196)
   Postretirement benefits...........................              416                  412
   Restructuring reserves............................                7                    5
   Environmental liabilities.........................               55                   56
   Inventory.........................................               12                    5
   Insurance reserves................................               51                   51
   Miscellaneous accruals............................               27                   25
   Equity affiliates.................................               23                   45
   Tax credit carryforward...........................                7                   15
   Net operating losses..............................              283                  152
   Valuation allowances..............................             (695)                (585)
   Other.............................................               13                   23
                                                                 -----                -----
   NET DEFERRED TAX ASSETS...........................            $  20                $   8
                                                                 =====                =====

         At December 31, 2004, research and development tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $5, all of which will expire in 2019 through 2022. At December 31, 2004, various federal, state and foreign net operating loss carryforwards are available to offset future taxable income. These net operating losses expire in 2005 through 2024 or have an indefinite carryforward period. Valuation allowances have been provided for the tax credit and net operating loss carryforwards that are not likely to be utilized. Income taxes and remittance taxes have not been recorded on $97 of undistributed earnings of subsidiaries because Solutia intends to reinvest those earnings indefinitely.

         Solutia provided additional valuation allowances of $110 in 2004 of which $108 was recorded in Income Tax Expense (Benefit) in the Statement of Consolidated Operations and $2 was recorded in Accumulated Other Comprehensive Loss in the Statement of Consolidated Comprehensive Loss. The additional valuation allowances were principally provided for the U.S. deferred tax assets as Solutia continued to no longer believe that the "more likely than not" recognition criteria outlined in SFAS No. 109, Accounting for Income Taxes, were appropriate given a combination of factors surrounding Solutia's Chapter 11 bankruptcy filing including: (i) the possibility that all or a substantial portion of the loss and credit carryforwards and tax bases of assets could be reduced to the extent of cancellation of indebtedness occurring as part of a reorganization plan;
(ii) the possibility that all or a substantial portion of the loss and credit carryforwards could become limited if a change in ownership occurs as a result of a reorganization plan; and (iii) updated expectations regarding near-term taxable income.

         As of December 31, 2004, the IRS had completed its examination of the income tax returns of Solutia through 2001. No other years are currently being examined by the IRS. In addition, Solutia is subject to audits in several state and foreign jurisdictions. Solutia believes that it has adequate contingency reserves established for probable adjustments resulting from these audits.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


American Jobs Creation Act of 2004

         The American Jobs Creation Act of 2004 (the "Act"), enacted on October 22, 2004, provides for a temporary 85 percent dividends received deduction ("DRD") election on certain repatriated foreign earnings, the creation of a new deduction from taxable income for manufacturers' qualified domestic production activities and the phased-out elimination of the extraterritorial income exclusion from 2005 to 2007. Due to Solutia's net operating loss position in the United States, no benefit is anticipated from the Act's new DRD election or domestic manufacturing deduction provisions in the near term.

14.  DEBT OBLIGATIONS

         As of December 31, 2004, Solutia's debt obligations include borrowings from the final DIP facility, notes and debentures. The weighted average interest rate on Solutia's total debt outstanding at December 31, 2004, was 9.0 percent compared to 8.9 percent at December 31, 2003.
Excluding debt subject to compromise, the weighted average interest rate on total debt was 9.6 percent at December 31, 2004, compared to 9.3 percent at December 31, 2003. The weighted average interest rate on Solutia's short-term debt outstanding at December 31, 2004, was 9.3 percent as compared to 11.7 percent at December 31, 2003. As a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of December 31, 2004, with the exception of its DIP credit facility and Euronotes. While operating as a debtor-in-possession during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on all unsecured pre-petition indebtedness in accordance with SOP 90-7, with the exception of the 11.25 percent notes due 2009 on which the bankruptcy court has permitted continued payments of the contractual interest (see Note 3 for further description of the 2009 notes). The amount of contractual interest not recorded in 2004 and 2003 was $32 and $1, respectively. Therefore, interest for long-term debt will only be payable on the 10.00 percent Euronotes due 2008 and the 11.25 percent notes due 2009. Contractual interest is payable semiannually in February and August for Solutia's Euronotes and in January and July for the 11.25 percent notes.

         Long-term debt consisted of the following as of December 31,

                                                             2004              2003
                                                             ----              ----

6.72% debentures puttable 2004, due 2037.........              150               150
10.00% euro notes due 2008 ......................              285               251
11.25% notes due 2009............................              223               223
7.375% debentures due 2027.......................              300               300
Other............................................               43                43
                                                            ------             -----

      Total principal amount.....................            1,001               967

Unamortized net discount (a).....................               --                --
                                                            ------             -----

                                                             1,001               967

Less amounts subject to compromise (Note 3)......             (716)             (673)
                                                            ------             -----

TOTAL............................................           $  285             $ 294
                                                            ======             =====

(a) Unamortized net discount of $38 as of both December 31, 2004 and December 31, 2003 is included in liabilities subject to compromise, as further described in Note 3.

Prior and Current Credit Facilities

Final DIP Financing
-------------------

         On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a $525 DIP credit facility. This DIP facility consists of (i) a $50 multiple draw term loan component ("Term Loan A");
(ii) a $300 single draw term loan component ("Term Loan B"); and (iii) a $175 borrowing-based revolving credit component, which includes a $150 letter of credit

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


subfacility. Proceeds from the final DIP financing facility were used to retire Solutia's existing pre-petition $350 credit facility, to repay the $75 provided by the interim DIP facility and to provide approximately $100 of new liquidity for general operating purposes.

         The final DIP facility has a maturity date which is the earliest of
(i) December 19, 2005; (ii) the earlier of the effective date and the date of the substantial consummation (as defined in Section 1101(2) of the U.S. Bankruptcy Code), in each case, of a plan of reorganization in the Chapter 11 bankruptcy case confirmed by an order of the bankruptcy court; and (iii) such earlier date on which all loans under the final DIP facility shall become due and payable in accordance with the terms of the final DIP facility or other loan documents. Additionally, the final DIP facility is subject to various mandatory commitment reductions and prepayments in connection with asset sales, equity issuances, receipt of extraordinary proceeds and certain other events. In particular, the final DIP facility significantly limits Solutia's ability to use divesture proceeds for any purpose other than the permanent reduction of the final DIP facility.

         COLLATERAL

         The final order granted all the perfected first priority and senior liens, originally granted to the $350 pre-petition facility and $75 interim DIP facility, to the lenders under the final DIP facility in conjunction with its post-petition senior secured status. In particular, the final DIP facility is secured by a lien on substantially all of Solutia's domestic assets, including (i) accounts receivable and inventory; (ii) certain intellectual property; (iii) pledges of stock of certain domestic subsidiaries; (iv) pledges of 65 percent of the outstanding stock of certain foreign subsidiaries; (v) liens on intercompany notes receivable held by parties to the loan; and (vi) liens on property, plant and equipment located at St. Louis, Missouri; Columbia, Tennessee; Foley, Alabama; Martinsville, Virginia; Springfield, Massachusetts; Trenton, Michigan; Alvin, Texas; Pensacola, Florida; Decatur, Alabama; and Greenwood, South Carolina.

         INTEREST

         Borrowings under the revolving credit component bear interest at a rate per annum equal to the prime rate or LIBOR plus 2.25 percent at the election of the borrower. Borrowings under the term loan bear interest at a rate per annum equal to the greater of (i) the prime rate plus 4.0 percent or (ii) 8.0 percent.

         GUARANTEES

         The obligations of Solutia Inc. and Solutia Business Enterprises, Inc., as borrowers under the final DIP facility, are guaranteed by Solutia's other domestic subsidiaries which own substantially all of Solutia's domestic assets. These subsidiaries are Axio Research Corporation, Beamer Road Management Company, CPFilms Inc., Monchem, Inc., Monchem International, Inc., Solutia Greater China, Inc., Solutia Inter-America, Inc., Solutia International Holding, LLC, Solutia Investments, LLC, Solutia Management Company, Inc., Solutia Overseas, Inc., Solutia Systems, Inc., and Solutia Taiwan, Inc. The obligations must also be guaranteed by each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. and Solutia Business Enterprises, Inc. are jointly and severally liable with respect to their obligations under the final DIP facility, thus in effect each guaranteeing the other's debt.

         COVENANTS AND OTHER RESTRICTIONS

         The final DIP facility requires Solutia to meet certain financial covenants, including but not limited to, minimum earnings before interest, taxes, depreciation and amortization (EBITDA) targets, on a consolidated basis and for one of its operating units. In addition, the credit facility contains certain covenants which, among other things, limits the incurrence of additional debt, aggregate capital expenditures, additional operating leases, issuance of capital stock, issuance of guarantees, liens, investments, asset sales, dividends, certain payments, acquisitions, mergers, consolidations and dissolutions, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.

         The final DIP facility contains customary and other events of default, including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to Solutia's Euronotes, failure of guaranties or security documentation to be effective, judgment defaults, ERISA defaults, Solutia Inc. change of control, conversion of the case from a Chapter 11 to a Chapter 7 bankruptcy and a material adverse effect default.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Amendment to DIP Financing Agreement
------------------------------------

         Solutia amended its DIP financing agreement on July 20, 2004, after receiving bankruptcy court approval. The amendment provides greater flexibility to Solutia in executing certain actions contemplated in its financial projections, provides cost savings through lower requirements of certain letters of credit, and enhances liquidity opportunities through retaining certain potential receipts which were previously required to be used to reduce the commitment amount. No changes were made to the financial covenants contained in the DIP agreement.

Interim DIP Financing
---------------------

         On December 19, 2003, the bankruptcy court entered an interim order authorizing Solutia to borrow up to $85 of DIP financing for the period between the entry of the interim order and the entry of a final order authorizing a full DIP facility. Accordingly, on December 19, 2003, Solutia entered into an interim financing facility providing for $515 of total DIP financing, of which $85 was immediately available under the interim bankruptcy court order, with an additional $430 of DIP financing to be available upon entry of a final bankruptcy court order approving the total $515. As of December 31, 2003, $75 was outstanding under the interim DIP facility, which amount was subsequently paid in full through the final DIP facility entered into as of January 16, 2004, as more fully described above.

October 2003 Credit Facility
----------------------------

         On October 8, 2003, Solutia entered into a new $350 credit facility. The proceeds of the loans made under the facility were used to retire Solutia's pre-existing bank debt and for general working capital purposes, including fees and expenses related to the credit facility. The amount of outstanding borrowings under the credit facility as of December 31, 2003 was approximately $286. The facility was paid in full and cancelled as part of the final DIP facility entered into by Solutia on January 16, 2004, as more fully described above.

Euronote Amendment - January 2004
---------------------------------

         On January 30, 2004, Solutia's wholly-owned subsidiary, SESA, restructured its then 6.25 percent Euronotes, due in 2005. The Euronotes are issued by SESA and aggregate (euro)200 million in principal amount. The restructuring allows SESA to continue normal operations while Solutia Inc. and its domestic subsidiaries reorganize under Chapter 11 bankruptcy protection.

         The restructuring was implemented in a multi-step process. The first step was completed on December 16, 2003 at a meeting of Euronote holders at which the required percentage of Euronote holders adopted resolutions agreeing to forebear through January 30, 2004 the acceleration and default of the Euronotes in the event of a Chapter 11 filing by Solutia Inc. In consideration for that agreement, SESA made an additional interest payment to the Euronote holders of approximately $2. The second step of the restructuring was completed on January 30, 2004 at a meeting of Euronote holders at which the required percentage of Euronote holders adopted resolutions approving definitive documentation set forth in the terms and conditions of the restructuring and approving other related actions. The Euronotes were amended in the following manner:

         1. Certain cross default provisions in the Euronotes that would have resulted in default and acceleration upon the filing of a Chapter 11 bankruptcy proceeding by Solutia Inc. were eliminated. Solutia Inc.'s guarantee of the Euronotes was also eliminated.

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

         Solutia analyzed the modifications of the Euronotes in accordance with the provisions of Emerging Issues Task Force (EITF) No. 02-04, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and recorded a charge of approximately $15 in 2004 to record the Euronotes as modified at their fair value on January 30, 2004.

Euronote Amendment - November 2004
----------------------------------

         On October 7, 2004, Solutia and its wholly owned subsidiary, SESA, commenced the notification process for convening a meeting pursuant to
Article 568 of the Belgian Companies Code of the holders of the Euronotes. At the bondholders' meeting, which took place on November 8, 2004, the bondholders approved amendments to the Euronotes including the authorization of the potential sale of Solutia's Pharmaceutical Services business. The amendments will require SESA to use 95 percent of the net cash proceeds from the sale to redeem a portion of the Euronotes at a redemption price of 109 percent of the principal amount of the notes redeemed.

15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

         The estimated fair value of Solutia's long-term debt not subject to compromise was $290 at December 31, 2004 and $305 as of December 31, 2003. These estimates compare with the recorded amount of $285 in 2004 and $294 in 2003. Fair value of the debt subject to compromise cannot be fairly determined due to the inherent uncertainties underlying the valuation assumptions impacted by the Chapter 11 bankruptcy proceedings.

         The recorded amounts of cash, trade receivables, third-party guarantees, accounts payable and short-term debt approximate their fair values at both December 31, 2004 and 2003, respectively. The estimated fair value of Solutia's foreign currency forward contracts on intercompany financing transactions was approximately $1 at December 31, 2004, and approximately $2 at December 31, 2003. Notional amounts for these foreign currency forward purchase and sales contracts were $147 at December 31, 2004, and $186 at December 31, 2003.

         Fair values are estimated by the use of quoted market prices, estimates obtained from brokers and other appropriate valuation techniques and are based upon information available as of both December 31, 2004, and December 31, 2003. The fair-value estimates do not necessarily reflect the values Solutia could realize in the current market.

16.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         Pension benefits generally are based on the employee's age, years of service and/or compensation level. The domestic qualified pension plan is funded in accordance with Solutia's long-range projections of the plan's financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations. Solutia amended its U.S. qualified and non-qualified pension plans in 2004 to cease future benefit accruals effective July 1, 2004, for non-union participants in these plans (as further described below). Prior to the spinoff, the majority of Solutia's employees participated in Pharmacia's noncontributory pension plans. In conjunction with the spinoff, Solutia assumed pension liabilities and received related assets from those plans for its applicable active employees and for certain former employees who left Pharmacia in earlier years.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         Certain employees also participate in benefit programs that provide certain health care and life insurance benefits for retired employees. All regular, full-time U.S. employees and certain employees in other countries who were employed by Solutia on or before December 31, 1998, may become eligible for these benefits if they reach retirement age while employed by Solutia and have the required years of service. These postretirement benefits are unfunded and are generally based on the employee's age, years of service and/or compensation level. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. In 2004, Solutia amended its U.S. postretirement plan for non-union, active employees (as further described below). In connection with the spinoff, Solutia assumed retiree medical liabilities for its applicable active employees and for approximately two-thirds of the retired U.S. employees of Pharmacia.

         Solutia uses a measurement date of December 31 for the majority of its pension and other postretirement benefit plans. The amounts disclosed below do not reflect the impact of any changes to the benefit plans that might be contemplated as a result of the bankruptcy filing. In addition, the accrued liabilities for domestic pension and other postretirement obligations have been classified as liabilities subject to compromise as of December 31, 2004 and 2003 (see Note 3).

Medicare Prescription Drug, Improvement and Modernization Act of 2003

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As a result of the Act's passage, the FASB issued FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Accordingly, Solutia elected to defer recording the impact of the Act in its consolidated financial statements for the year ended December 31, 2003 in view of the fact that specific authoritative guidance on the accounting for the federal subsidy was pending and that guidance, when issued, could require Solutia to change previously reported information.

         In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act and supercedes FSP 106-1. Solutia adopted the provisions of FSP 106-2 in the second quarter of 2004. The adoption of FSP 106-2 resulted in a reduction in the accumulated postretirement benefit obligation related to benefits attributed to past service of approximately $26. In addition, net periodic postretirement benefit expense was reduced by approximately $3 in 2004, reflecting amortization of the actuarial gain with respect to the subsidy, as well as a reduction in current period interest costs due to the subsidy.

Net Periodic Cost

         For the years ended December 31, 2004, 2003, and 2002, Solutia's pension and healthcare and other benefit costs were as follows:

                                                        PENSION BENEFITS                  HEALTHCARE AND OTHER BENEFITS
                                                        ----------------                  -----------------------------
                                                2004          2003          2002          2004        2003         2002
                                                ----          ----          ----          ----        ----         ----
Service costs for benefits earned...........    $ 14         $  27         $  26          $  8        $  9         $  9
Interest cost on benefit obligation.........      77            95           112            42          50           52
Assumed return on plan assets...............     (75)         (100)         (129)           --          --           --
Prior service costs ........................       6            17            20           (13)        (13)         (13)
Recognized net (gain)/loss..................       7             3            (6)            7           9            9
Net curtailment and settlement charges/
  (gains)...................................      73            35            17           (38)         --           --
                                                ----         -----         -----          ----        ----         ----
TOTAL.......................................    $102         $  77         $  40          $  6        $ 55         $ 57
                                                ====         =====         =====          ====        ====         ====

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Curtailments and Settlements
----------------------------

         Solutia amended its U.S. postretirement plan for non-union, active employees during 2004. These changes, effective September 1, 2004, include discontinuation of all postretirement benefits after attaining age 65, changes to certain eligibility requirements for pre-65 postretirement benefits with the eventual elimination of these benefits by 2016, and elimination of retiree life insurance benefits for future retirees. As a result, Solutia recorded a curtailment gain of $38 due to the reduction in anticipated future service of non-union participants in Solutia's U.S. postretirement plan.

         Solutia amended its U.S. qualified and non-qualified pension plans in 2004 to cease future benefit accruals effective July 1, 2004 for non-union participants in these plans. As a result, Solutia recorded a pension curtailment net loss of $63 due to the reduction in anticipated future service of participants in Solutia's U.S. qualified and non-qualified pension plans. In addition, Solutia recorded a pension settlement net gain of $1 resulting from the significant reduction in the number of participants in Solutia's non-qualified pension plan principally resulting from workforce reduction initiatives.

         Solutia recorded pension settlement charges of $10, $35, and $17 in 2004, 2003, and 2002, respectively, resulting principally from the significant amount of lump sum distributions from Solutia's U.S. qualified pension plan during each of those years relating primarily to headcount reductions. In addition, Solutia recorded a curtailment loss of $1 during 2004 due to the reduction in anticipated future service of participants in Solutia's Canadian pension plan resulting from headcount reductions.

Actuarial Assumptions
---------------------

         The significant actuarial assumptions used to determine net periodic cost for Solutia's principal pension, healthcare and other benefit plans were as follows:

                                                                                HEALTHCARE AND OTHER
                                                  PENSION BENEFITS                   BENEFITS
                                                  ----------------              --------------------
                                                2004            2003            2004            2003
                                                ----            ----            ----            ----
Discount rate..............................     6.25%           6.75%           6.25%           6.75%
Expected return on plan assets.............     9.00%           9.00%            N/A             N/A
Rate of compensation increase..............     3.25%           3.75%           3.25%           3.75%
Assumed trend rate for healthcare costs ...      N/A             N/A            9.00%          10.00%
Ultimate trend rate for healthcare costs...      N/A             N/A            5.00%           5.00%

         Solutia establishes its discount rate based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan. The expected long-term rate of return on pension plan assets assumption is based on the target asset allocation policy and the expected future rates of return on these assets.

         A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2004:

                                                                1-PERCENTAGE-        1-PERCENTAGE-
                                                               POINT INCREASE       POINT DECREASE
                                                               --------------       --------------
Effect on postretirement benefit obligation................         $ 4                  $(4)
Effect on total service and interest cost components ......          --                   --

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Benefit Obligations

         Components of the changes in the benefit obligation of Solutia's principal pension, healthcare and other benefit plans were as follows:

                                                                            HEALTHCARE AND OTHER
                                                PENSION BENEFITS                 BENEFITS
                                                ----------------            --------------------
                                               2004          2003           2004            2003
                                               ----          ----           ----            ----
CHANGES IN BENEFIT OBLIGATION
  Benefit obligation at January 1......       $1,448        $1,626         $ 774           $ 803
  Service costs........................           14            27             8              10
  Interest cost........................           77            95            42              50
  Contributions........................            1             1            22              17
  Actuarial (gain) losses..............           44            21            14              (3)
  Foreign currency ....................           12            14            --               1
  Plan amendments .....................          (38)           --           (37)             --
  Benefits paid........................         (239)         (336)         (106)           (104)
                                              ------        ------         -----           -----
  BENEFIT OBLIGATION AT DECEMBER 31....       $1,319        $1,448         $ 717           $ 774
                                              ======        ======         =====           =====

         The accumulated benefit obligation was $1,297 and $1,382 as of December 31, 2004 and 2003, respectively.

         The significant actuarial assumptions used to estimate the projected benefit obligation for Solutia's principal pension, healthcare and other benefit plans were as follows:

                                                                              HEALTHCARE AND OTHER
                                                 PENSION BENEFITS                   BENEFITS
                                                 ----------------             --------------------
                                                2004          2003            2004            2003
                                                ----          ----            ----            ----
Discount rate.............................      5.50%         6.25%           5.25%           6.25%
Expected return on plan assets............      9.00%         9.00%            N/A             N/A
Rate of compensation increase (a).........      4.00%         3.25%            N/A             N/A
Assumed trend rate for healthcare costs ..       N/A           N/A            8.00%           9.00%
Ultimate trend rate for healthcare costs..       N/A           N/A            5.00%           5.00%

(a) The rate of compensation increase in 2004 relates specifically to Solutia's foreign pension plans. The rate of compensation increase is not applicable to the valuation of U.S. pension plans as of December 31, 2004 due to the aforementioned cessation of future benefit accruals in 2004 for participants in the U.S. pension plans.

Plan Assets

         Components of the changes in fair value of plan assets of Solutia's pension plans were as follows:

                                                          PENSION BENEFITS
                                                          ----------------
                                                       2004             2003
                                                       ----             ----
CHANGES IN FAIR VALUE OF PLAN ASSETS
  Fair value of plan assets at January 1..........    $ 932            $1,039
  Actual return on plan assets....................       93               212
  Contributions...................................       18                 7
  Foreign currency................................        7                10
  Benefits paid...................................     (239)             (336)
                                                       ----            ------
  FAIR VALUE OF PLAN ASSETS AT DECEMBER 31........     $811            $  932
                                                       ----            ------

         The other postretirement benefits plans are unfunded as of December 31, 2004 and 2003.

         The asset allocation for Solutia's pension plans as of December 31, 2004 and 2003, and the target allocation for 2005, by asset category, follows.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                          PERCENTAGE OF PLAN ASSETS AT DECEMBER 31,
                                                          -----------------------------------------
ASSET CATEGORY              2005 TARGET ALLOCATION              2004                   2003
--------------              ----------------------              ----                   ----
Equity securities                     61%                        65%                    62%
Debt securities                       30                         30                     29
Real estate                            5                          2                      4
Other                                  4                          3                      5
                                     ---                        ---                    ---
Total                                100%                       100%                   100%

         The Solutia defined benefit plan investment strategy is to maintain an asset allocation that is diversified among multiple different asset classes, and among multiple managers within each asset class, in order to minimize the risk of large losses and to maximize the long-term risk-adjusted rate of return.

Funded Status

         The funded status of Solutia's principal pension, healthcare and other benefit plans at December 31, 2004, and 2003 was as follows:

                                                                                  HEALTHCARE AND OTHER
                                                     PENSION BENEFITS                  BENEFITS
                                                     ----------------             --------------------
                                                    2004          2003            2004            2003
                                                    ----          ----            ----            ----
FUNDED STATUS                                      $(508)        $(516)          $(717)          $(774)
Unrecognized actuarial loss................          152           176             149             139
Unrecognized prior service costs (gains)...            9            78             (64)            (78)
                                                   -----         -----           -----           -----
ACCRUED NET LIABILITY AT DECEMBER 31.......        $(347)        $(262)          $(632)          $(713)
                                                   =====         =====           =====           =====


         The accrued net liability was included in the Statement of Consolidated Financial Position as of December 31 as follows:

                                                                                  HEALTHCARE AND OTHER
                                                     PENSION BENEFITS                  BENEFITS
                                                     ----------------             --------------------
                                                   2004            2003            2004           2003
                                                   ----            ----            ----           ----
Prepaid benefit cost.......................       $  21           $  21           $  --          $  --
Accrued benefit cost.......................        (499)           (467)           (632)          (713)
Intangible asset...........................           9              81              --             --
Deferred tax asset.........................           9               5              --             --
Accumulated other comprehensive loss.......         113              98              --             --
                                                  -----           -----           -----          -----
ACCRUED NET LIABILITY......................       $(347)          $(262)          $(632)         $(713)
                                                  =====           =====           =====          =====

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligation in excess of plan assets and for the pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31:


                                                     PROJECTED BENEFIT             ACCUMULATED BENEFIT
                                                   OBLIGATION EXCEEDS THE         OBLIGATION EXCEEDS THE
                                                 FAIR VALUE OF PLAN ASSETS       FAIR VALUE OF PLAN ASSETS
                                                 -------------------------       -------------------------
                                                   2004            2003            2004            2003
                                                   ----            ----            ----            ----
Projected benefit obligation...............       $1,319          $1,448           1,281           1,415
Accumulated benefit obligation.............        1,297           1,382           1,265           1,357
Fair value of plan assets..................          811             932             778             903

         The accumulated postretirement benefit obligation exceeds plan assets for all of Solutia's other postretirement benefit plans.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         Solutia actively manages funding of its domestic qualified pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). In 2004 and 2002, Solutia made discretionary contributions of $11 and $17, respectively, to the qualified pension plan in order to minimize future required contributions and to utilize available tax benefits. No contributions were made during 2003 to the qualified pension plan. In addition, Solutia contributed $7 in 2004, 2003 and 2002, respectively, to fund its other pension plans. According to current IRS funding rules, Solutia does not expect to be required to make pension contributions to its U.S. qualified pension plan in 2005. However, Solutia may elect to make voluntary contributions to the pension trust in 2005 in order to minimize future required contributions.

Estimated Future Benefit Payments

         Estimated benefit payments expected to be made over the next five years and the cumulative five year period thereafter are as follows:

                                      PENSION       HEALTHCARE AND
                                     BENEFITS       OTHER BENEFITS
                                     --------       --------------
  2005.........................        $145              $ 90
  2006............................      120                80
  2007............................      115                75
  2008............................      115                70
  2009............................      110                70
  2010-2014.......................      495               285

17.  EMPLOYEE SAVINGS PLANS

         In connection with the spinoff, Pharmacia common stock held by the Pharmacia Employee Stock Ownership Plan (ESOP) and related Pharmacia ESOP borrowings were allocated between Solutia and Pharmacia. As a result of this allocation, Solutia received 2.4 million shares of Pharmacia common stock and assumed $29 of ESOP debt to third parties. Simultaneously, Solutia created its own ESOP, established a trust to hold the Pharmacia shares, and issued a $29 loan to the trust. The trust used the proceeds of the loan to repay the assumed third-party debt. Subsequent to the spinoff, the ESOP trust was required by government regulations to divest its holdings of Pharmacia common stock and to use the proceeds to acquire Solutia common stock. The divestiture of Pharmacia common stock and the purchase of Solutia common stock were completed in early 1998. At inception, the trust held 10,737,097 shares of Solutia common stock, all of which have been allocated to participants. The ESOP loans to Solutia were repaid in 2002. The ESOP is no longer leveraged. During 2002 and 2003, the ESOP purchased Solutia common stock on the open market to fund Solutia match. Effective December 15, 2003, the ESOP component of the Solutia Savings and Investment Plan (SIP) was eliminated.

         Substantially all U.S. employees of Solutia are eligible to participate in the SIP, a 401(k) plan. Prior to December 15, 2003, shares held in the ESOP were used to make Solutia's matching contribution to eligible participants' accounts under this plan. Effective December 15, 2003, all matching contributions are invested in the same manner as participants' personal SIP contributions. Company cash contributions in 2004 were $10 and were invested in accordance with participants' personal investment elections. Company cash contributions were $12 during 2003 and $11 was used to purchase Solutia common stock on the open market and $1 was invested in accordance with participants' personal investment elections. Company cash contributions were $13 during 2002 and $2 was used to repay ESOP loans and $11 was used to purchase Solutia common stock on the open market. The expenses related to the employer match were $10 in 2004, $12 in 2003, and $13 in 2002. In addition, the interest portion of total ESOP expense was less than $1 in 2002. Finally, effective January 1, 2005, Solutia increased its SIP matching contribution percentage to 100 percent on the first 7 percent of a participant's qualified contributions from 60 percent on the first 8 percent, previously.

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


18.  STOCK OPTION PLANS

         Solutia has two stock-based incentive plans under which awards are available for grants to officers and employees; the Solutia Inc. 2000 Stock-Based Incentive Plan ("2000 Plan") and the Solutia Inc. 1997 Stock-Based Incentive Plan ("1997 Plan"). The 2000 Plan authorizes up to 5,400,000 shares and the 1997 Plan up to 7,800,000 shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option granted may not exceed 10 years. At December 31, 2004, approximately 1,899,266 shares from the 2000 Plan and 1,024,950 shares from the 1997 Plan remained available for grants.

         During 2004, no options were granted to current executive officers and other senior executives as a group, or other employees. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 3,011,000, and those to other employees totaled 10,016,592, through December 31, 2004. The options granted to Solutia's executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

         The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's board of directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors. Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At December 31, 2004, 25,174 shares of Solutia's common stock remained available for grants under the plan. Shares covered by options granted to non-employee directors totaled 16,000 in 2003 and 24,833 in 2002. There were no options or deferred shares granted in 2004 as all non-employee director compensation is now paid in cash.

         As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Solutia has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in the Statement of Consolidated Operations, as all options granted under the plans had an exercise price equal to the market value of Solutia's stock on the date of the grant. Had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, Solutia's net loss would have been increased to the pro forma amounts indicated in Note 2. Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock and that it is unlikely that holders of options to purchase Solutia's common stock, will receive any consideration for those options in such a plan of reorganization.

         The following weighted-average assumptions were used for grants of Solutia options during the year ended December 31:

                                                 2003           2002
                                                 ----           ----
Expected dividend yield....................       0.0%           0.4%
Expected volatility........................     123.8%          54.7%
Risk-free interest rates...................       3.2%           4.3%
Expected option lives (years)..............       5.0            5.0

         The weighted-average fair values of options granted were $1.14 in 2003 and $5.08 in 2002.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         A summary of the status of Solutia's stock option plans for years ended December 31, 2004, 2003 and 2002 follows:

                                                                                 OUTSTANDING
                                                                -----------------------------------------------
                                             EXERCISABLE                                    WEIGHTED-AVERAGE
                                               OPTIONS                 OPTIONS               EXERCISE PRICE
                                        -----------------------------------------------------------------------
December 31, 2001.............                22,015,711              25,700,981                 $15.68
                                        -----------------------------------------------------------------------

   Granted....................                                         1,597,633                 $10.23
   Exercised..................                                          (365,394)                  5.57
   Expired....................                                        (1,582,710)                 15.99
                                        -----------------------------------------------------------------------
December 31, 2002.............                21,712,940              25,350,510                 $15.47
                                        -----------------------------------------------------------------------

   Granted....................                                         1,003,274                  $1.36
   Exercised..................                                                --                   0.00
   Expired....................                                        (2,874,547)                 11.49
                                        -----------------------------------------------------------------------
December 31, 2003.............                20,838,155              23,500,239                 $15.31
                                        -----------------------------------------------------------------------

   Granted....................                                                --                  $0.00
   Exercised..................                                                --                   0.00
   Expired....................                                        (3,886,064)                 13.41
                                        =======================================================================
December 31, 2004.............                18,646,490              19,614,175                 $15.69
                                        =======================================================================

         The following table summarizes information about stock options outstanding at December 31, 2004:

OPTIONS OUTSTANDING:
                                                               WEIGHTED-AVERAGE
             RANGE OF                                       REMAINING CONTRACTUAL      WEIGHTED-AVERAGE
         EXERCISE PRICES                    NUMBER                   LIFE               EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------

$ 0 to  2.99..................               758,830                 8.5                      1.25
  3 to  7.99..................               437,226                 1.1                      6.63
  8 to 11.99..................             1,243,653                 5.0                     10.32
 12 to 15.99..................             4,259,606                 3.0                     13.83
 16 to 18.99..................             7,474,358                 1.8                     16.50
 19 to 22.99..................             5,255,123                 2.4                     19.73
 23 to 29.99..................               185,379                 2.7                     27.40
                                    -----------------------------------------------------------------------
$ 0 to 29.99..................            19,614,175                 2.7                     15.69
                                    =======================================================================


OPTIONS EXERCISABLE:

            RANGE OF                                                                    WEIGHTED-AVERAGE
         EXERCISE PRICES                                             NUMBER              EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------
 $0 to  2.99..................                                       285,461                  1.25
  3 to  7.99..................                                       392,813                  6.93
  8 to 11.99..................                                       998,750                 10.33
 12 to 15.99..................                                     4,101,606                 13.83
 16 to 18.99..................                                     7,474,358                 16.50
 19 to 22.99..................                                     5,208,123                 19.73
 23 to 29.99..................                                       185,379                 27.40
                                                            -----------------------------------------------
 $0 to 29.99..................                                    18,646,490                 16.16
                                                            ===============================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


19.  CAPITAL STOCK

         On December 17, 2003, following the announcement that Solutia had filed for Chapter 11 bankruptcy protection, the New York Stock Exchange halted trading in Solutia's common stock. Solutia's common stock was delisted from the NYSE on February 24, 2004. Solutia's common stock is currently being quoted under the ticker symbol SOLUQ on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets LLC and on the OTC Bulletin Board.

         The declaration and payment of dividends is made at the discretion of Solutia's board of directors. There was no annual dividend paid in 2004 or 2003. Solutia is currently prohibited by both the U.S. Bankruptcy Code and the DIP financing facility from paying dividends to shareholders.

         In conjunction with the settlement of the Anniston PCB litigation during 2003, Solutia issued Monsanto warrants to purchase up to 10 million shares of Solutia common stock at an exercise price of $1.10 per common share. The warrants issued pursuant to the settlement are to be exercisable only if Solutia's common stock reaches an average closing price target exceeding $10 per share for any thirty-day period, or upon a change-of-control of Solutia. Solutia has determined the value of the warrants as of the date of the courts' approval of the settlement to be $37 based on the share price on that date. However, Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization. Consequently, these warrants would be cancelled if the underlying common stock were to be cancelled. The warrants were not included within the Financing Activities section of the Statement of Consolidated Cash Flows in 2003, as the agreement to issue the warrants represents a non-cash transaction.

         Solutia's board of directors declared a dividend of one preferred stock purchase right for each share of Solutia's common stock issued in the distribution of shares by Pharmacia to its shareholders on the effective date of the spinoff and authorized the issuance of one right for each share of common stock issued after the effective date of the spinoff until the earlier of the date the rights become exercisable and the termination date of the rights plan. If a person or group acquires beneficial ownership of 20 percent or more, or announces a tender offer that would result in beneficial ownership of 20 percent or more, of Solutia's outstanding common stock, the rights become exercisable. Then, for every right held, the owner will be entitled to purchase one one-hundredth of a share of a series of preferred stock for $.000125. If Solutia is acquired in a business combination transaction while the rights are outstanding, for every right held the holder will be entitled to purchase, for $.000125, common shares of the acquiring company having a market value of $.000250. In addition, if a person or group acquires beneficial ownership of 20 percent or more of Solutia's outstanding common stock, for every right held, the holder (other than such person or members of such group) will be entitled to purchase, for $.000125, a number of shares of Solutia's common stock having a market value of $.000250. Furthermore, at any time after a person or group acquires beneficial ownership of 20 percent or more (but less than 50 percent) of Solutia's outstanding common stock, Solutia's board of directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of Solutia's common stock on a one-share-for-every-one-right basis. At any time prior to the acquisition of such a 20 percent position, Solutia can redeem each right for $.00000001. The board of directors is also authorized to reduce the 20 percent thresholds described above to not less than 10 percent. The rights expire in the year 2007. However, Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization. Consequently, this preferred stock purchase right plan would be cancelled if the underlying common stock were to be cancelled.

         Solutia has 10 million shares of preferred stock, par value $0.01 per share, authorized. As of December 31, 2004, there were no preferred shares issued or outstanding.

20. COMMITMENTS AND CONTINGENCIES

Commitments

         Commitments, principally in connection with uncompleted additions to property, were approximately $15 and $14 at December 31, 2004 and 2003, respectively. In addition, as of December 31, 2004, Solutia was contingently liable under letters of credit totaling $113, $18 of which were cash collaterized, primarily related to environmental remediation and various insurance related

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


activities. The cash underlying these collateralized letters of credit is contractually restricted and accordingly is excluded from cash and cash equivalents and recorded in Other Assets within the Statement of Consolidated Financial Position as of December 31, 2004.

         Solutia's future minimum payments under operating leases and various unconditional purchase obligations are $55 for 2005, $50 for 2006, $46 for 2007, $45 for 2008, $26 for 2009 and $23 thereafter. The amounts of these commitments have not been adjusted to reflect any potential impact that the bankruptcy proceedings may have upon the timing and valuation of such commitments.

         Solutia has entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the products. The unamortized deferred credits were $109 at December 31, 2004 and $168 at December 31, 2003.

         The more significant concentrations in Solutia's trade receivables at December 31, 2004 and 2003 were:

                                                                  2004
                                                                  ----
                                         NORTH       EUROPE/     LATIN          ASIA
                                        AMERICA      AFRICA     AMERICA       PACIFIC      TOTAL
                                        -------      ------     -------       -------      -----
Glass.....................                $16         $64         $11           $14        $105
Chemicals.................                 26          18           7            10          61
Carpet....................                 16           1          --            --          17

                                                                  2003
                                                                  ----
                                         NORTH       EUROPE/     LATIN          ASIA
                                        AMERICA      AFRICA     AMERICA       PACIFIC      TOTAL
                                        -------      ------     -------       -------      -----
Glass.....................                $13         $55         $11           $15         $94
Chemicals.................                 28          17           2             9          56
Carpet....................                 28           1          --             1          30

         Management does not anticipate losses on its trade receivables in excess of established allowances.

Contingencies

Litigation
----------

         Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 bankruptcy case. This estimated unsecured claim amount was classified as a liability subject to compromise as of December 31, 2004 and 2003 in the amount of $141 and $146, respectively.

         Solutia's 2003 Form 10-K/A described a number of legal proceedings in which Solutia was a named defendant or was defending solely due to its indemnification obligations referred to above. Solutia is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, Solutia has ceased reporting on the status of those legal proceedings. The legal proceedings which are in this category are (i) Owens v. Monsanto; (ii) Payton v. Monsanto; (iii) other Anniston cases; (iv) the PENNDOT case; and
(v) premises based asbestos litigation.

         Following is a summary of legal proceedings that Solutia or certain of its equity affiliates continue to manage that could result in an outcome that is material to the consolidated financial statements:

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


ANNISTON PARTIAL CONSENT DECREE

         On August 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Partial Consent Decree in an action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if polychlorinated biphenyls ("PCBs") are at a level of 1 part per million ("ppm") or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the Anniston PCB site, and to pay EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston. A dispute currently exists between the EPA and Solutia regarding the scope and application of the automatic stay arising as a result of Solutia's Chapter 11 filing to the remaining obligations under the Partial Consent Decree. On April 19, 2004, the district court held that the Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and as a result the automatic stay provisions of the U.S. Bankruptcy Code are inapplicable to Solutia's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and Solutia stipulate that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. Solutia filed a motion asking the district court to reconsider its order and to bring it into accord with the Stipulation and Agreed Order consented to by the EPA and entered by the bankruptcy court. On September 9, 2004, the district court denied Solutia's motion and declared that the automatic stay is inapplicable to Solutia's obligations under the Partial Consent Decree to perform site work. Solutia appealed this ruling to the Eleventh U.S. Circuit Court of Appeals, which dismissed the appeal for lack of jurisdiction.

FLEXSYS RELATED LITIGATION

         Antitrust authorities in the United States, Europe and Canada are investigating past commercial practices in the rubber chemicals industry. Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., is a subject of such an investigation and has been fully cooperating with the authorities and will continue to do so in the ongoing investigation. In addition, a number of purported class actions have been filed against Flexsys and other producers of rubber chemicals.

         State court actions against Flexsys. Although not named as a defendant, Solutia is aware of 22 purported class actions filed in various state courts against Flexsys and other producers of rubber chemicals. In 20 of these cases, plaintiffs seek actual and treble damages under state law on behalf of all retail purchasers of tires in that state since as early as 1994. In the other two cases, plaintiffs make similar allegations and seek similar relief on behalf of all consumers of products containing rubber, including tires. Twelve of these cases remain pending at the trial level in procedural stages or are pending on appeal following dismissal as to Flexsys on procedural grounds. In another case, defendants have appealed following the denial of their motion to dismiss for lack of standing. On March 1, 2005, Solutia became aware of a new state court action filed in Tennessee on behalf of consumers who allegedly purchased any product containing rubber chemicals in Tennessee or a number of other states. The case was filed against Flexsys and other rubber chemical producers and also names Solutia. The allegations in the case are similar to the two cases described above which were previously filed in other states on behalf of all consumers of products containing rubber chemicals, including tires and requests the same form of relief. The case will be automatically stayed against Solutia.

         Canadian actions against Flexsys. In May 2004, two purported class actions were filed in the Province of Quebec, Canada, against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Plaintiffs seek statutory damages of (CAD) $14.6 along with exemplary damages of (CAD) $.000025 per person. A hearing will be scheduled to determine which case will be allowed to go torward. Solutia is not a defendant in either of these class actions.

         Federal court actions by purchasers of rubber chemicals. Eight purported class actions filed in the U.S. District Court for the Northern District of California on behalf of all individuals and entities that had purchased rubber chemicals in the United States during the period January 1, 1995 until October 10, 2002, against Solutia, Flexsys and a number of other companies producing rubber chemicals have been consolidated into a single action called In Re Rubber Chemicals Antitrust Litigation. The consolidated action alleges price-fixing and seeks treble damages and injunctive relief under U.S. antitrust laws on behalf of all the plaintiffs. Solutia filed a Suggestion of Bankruptcy in this consolidated action staying the litigation against it. A settlement agreement was filed with the district court on February 18, 2005. If approved by the district court, the agreement would release Flexsys, Solutia, Akzo and their


                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


predecessors in interest from any further liability to the members of the class with respect to the allegations in the action. RBX Industries, Inc. v. Bayer Corp., Flexsys, et.al., originally filed in federal court in Pennsylvania in July 2004, was removed to the U.S. District Court for the Northern District of California. This case alleges that during the period 1995 through 2001 the defendants, which do not include Solutia, conspired through common marketing and sales practices to cause plaintiffs to pay supra-competitive prices for rubber chemicals and seeks treble damages.

         Federal court actions alleging violations of federal securities laws. Six purported shareholder class actions were filed in the U.S. District Court for the Northern District of California against Solutia, its then and former chief executive officers and its then chief financial officer. The complaints were consolidated into a single action called In Re Solutia Securities Litigation, and a consolidated complaint which named two additional defendants, Solutia's then current and past controllers, was filed. The consolidated complaint alleges that from December 16, 1998 to October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys's results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during the period. The plaintiffs seek damages and any equitable relief that the court deems proper. The consolidated action has been automatically stayed with respect to Solutia by virtue of Section 362(a) of the U.S. Bankruptcy Code. The consolidated complaint was dismissed as against the individual defendants for failure to state a claim, but plaintiffs were granted the right to file an amended complaint, which they did. The second amended complaint against the individual defendants was dismissed with prejudice on January 4, 2005. Plaintiffs have the right to appeal.

         Shareholder Derivative Suits. Two purported shareholder derivative suits were filed in the Missouri Circuit Court for the Twenty-First Judicial Circuit of St. Louis County against certain of Solutia's current and past directors, chief executive officers, chief financial officer and former vice chairman. Solutia is included as a nominal defendant. The plaintiffs seek damages on behalf of Solutia for the individual defendants' alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, arising out of Flexsys's alleged participation in the price-fixing of rubber chemicals and Solutia's incorporation of Flexsys's purportedly inflated financial results arising from the alleged price-fixing into Solutia's financial statements. These two shareholder derivative suits were consolidated into a single action, In re Solutia Inc. Derivative Litigation. On December 29, 2003, the court entered an Order in the consolidated action staying the litigation with respect to all defendants, including Solutia. In August 2004, the court involuntarily dismissed the cases for lack of prosecution. Plaintiffs' motion to reinstate the actions is pending.

OTHER LEGAL PROCEEDINGS

         On October 7, 2004, a purported class action captioned Dickerson v. Feldman, et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleges breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA") and seeks to recover alleged losses to the Solutia Inc. Savings and Investment Plan ("SIP Plan") arising from the alleged imprudent investment of SIP Plan assets in Solutia's common stock during the period December 16, 1998 to the date the action was filed. The investment is alleged to have been imprudent because of Solutia's legacy environmental and litigation liabilities and because of Flexsys' alleged involvement in the matters described above under "Flexsys Related Litigation." The action seeks monetary payment to the SIP Plan to make good the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 against Solutia in the U.S. Bankruptcy Court for the Southern District of New York. The plaintiff now seeks to withdraw the reference of his ERISA claim from the bankruptcy court to the district court so that the proof of claim and the class action can be considered together by the district court. On February 11, 2005, Solutia filed an objection to the motion to withdraw the reference.

         On October 14, 2003, Solutia filed an action captioned Solutia Inc.
v. FMC Corporation in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology provided by FMC to Astaris, the 50/50 joint venture between Solutia and FMC. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against FMC in the U.S. Bankruptcy Court for the Southern District of New York. FMC filed with the bankruptcy court a motion to withdraw the reference. The motion was granted, and, as a result, the matter is now pending in the U.S. District Court for the Southern District of New York. FMC has filed a motion to dismiss Solutia's action based upon an alleged lack of standing. On October 15, 2004, the court heard oral arguments on FMC's motion to dismiss. Discovery is on-going with the discovery deadline set for May 31, 2005. Solutia is vigorously pursuing this action.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Environmental Liabilities
-------------------------

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $78 and $81 as of December 31, 2004 and 2003, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Statement of Consolidated Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

         Solutia had an accrued liability of $82 and $85 as of December 31, 2004 and 2003, respectively, for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Statement of Consolidated Financial Position as of both December 31, 2004 and 2003, as Solutia currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. The EPA and/or Pharmacia are currently contesting the enforceability of the automatic stay provisions with respect to the Anniston, Alabama location (as more fully disclosed in the above Anniston Partial Consent Decree disclosure). In addition, remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 bankruptcy case.

         In addition to the bankruptcy proceedings, Solutia's environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, method and extent of remediation, existence of other potentially responsible parties and future changes in technology. Solutia believes that the known and unknown environmental matters, when ultimately resolved, which may be over an extended period of time, could have a material effect on the consolidated financial position, liquidity and profitability of Solutia.

Astaris Joint Venture
---------------------

         On October 8, 2003, Solutia and Astaris, a 50/50 joint venture with FMC Corporation ("FMC"), amended its external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris. The agreement was also amended to provide for a dollar-for-dollar reduction of the Astaris lenders' commitments with future payments ("keepwell payments") made by Solutia and FMC under their existing support agreements to Astaris. This additional amendment provided a $67 limitation for each of Solutia and FMC on future funding in the event the joint venture continued to fail to meet certain financial benchmarks. Solutia's $67 letter of credit was reduced dollar-for-dollar as payments were made by Solutia under its existing support agreement. Solutia used approximately $36 in 2004 and $63 in 2003 for investment payments to keep the Astaris joint venture in compliance with its financial covenants. The remaining commitment to Astaris was $10 and $51 as of December 31, 2004 and 2003, respectively, and was recorded as a liability in the Statement of Consolidated Financial Position in these periods accordingly.

         FMC and Solutia had also agreed to allow Astaris to defer up to $27 of payment obligations to each of FMC and Solutia under existing operating agreements and certain other agreements. The deferral amount outstanding from Astaris to Solutia was $16 and $2 as of December 31, 2004 and 2003, respectively. In February 2005, this deferral agreement was terminated and all amounts outstanding were paid in full in conjunction with the Astaris refinancing (as more fully described below).

         On February 8, 2005, Astaris refinanced its existing $20 credit facility that was scheduled to expire in September 2005 with a new three-year, $75 revolving credit facility. Among other items, the new credit facility allowed Astaris to repay Solutia and FMC approximately $16 each that had been deferred under existing operating agreements and certain other agreements. Completion of the new facility also resulted in the release of a $10 letter of credit back to Solutia that was previously established to support prior keepwell arrangements that have now been terminated as part of the new credit facility. Under the new credit facility Astaris is required to delay certain payments to Solutia and FMC if it does not achieve certain financial metrics, with repayment of any amounts required once Astaris achieves the required financial metrics. Solutia does not believe any potential deferral amounts will be significant in amount or prolonged in duration of repayment. Solutia's consent to the potential payment restrictions contained in the new credit facility and termination of the deferral agreement under the previous credit facility are both subject to approval by the bankruptcy court.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


UCB S.A. Dispute
----------------

         On December 2, 2002, Solutia signed a definitive stock and asset purchase agreement ("SAPA") to sell its resins, additives and adhesives businesses to UCB S.A. ("UCB") for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003, the sale was completed. In connection with the closing of the transactions contemplated under the SAPA, Solutia and UCB entered into certain contracts for the provision of certain goods and services to UCB following closing. After the closing, certain disputes arose between the parties under these contracts and the SAPA with each party asserting that the other owed it certain sums. These disputes were unresolved as of Solutia's Chapter 11 filing date. Solutia had approximately $30 recorded for this liability as of both December 31, 2004 and 2003. As a result of Solutia's Chapter 11 bankruptcy filing, this liability was classified as subject to compromise in the Statement of Consolidated Financial Position. On December 30, 2004, Solutia, UCB and Cytec Industries ("Cytec") entered into an agreement to settle most of the contract disputes subject to bankruptcy court approval and closing of the stock and asset purchase agreement between UCB and Cytec. Pursuant to the settlement agreement, among other things, UCB waived certain tax indemnity and purchase price adjustment claims against Solutia arising under the SAPA. The stock and asset purchase agreement between UCB and Cytec closed on March 1, 2005 and the bankruptcy court entered an order approving the terms of the settlement agreement on March 2, 2005. See Note 23 for further information with respect to the settlement agreement.

Impact of Chapter 11 Proceedings
--------------------------------

         During the reorganization process, substantially all pending litigation against Solutia and its subsidiaries that filed for reorganization under Chapter 11 ("Debtors") is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims addressed by the bankruptcy court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, assumption or rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims or other events. Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process. The amount of pre-filing claims ultimately allowed by the bankruptcy court with respect to contingent claims may be materially different from the amounts reflected in the condensed consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to their filing date may be subject to compromise in connection with the plan of reorganization. The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that Solutia may retain certain obligations currently classified as subject to compromise in the Statement of Consolidated Financial Position.

21. SUPPLEMENTAL DATA

         Supplemental income statement and cash flow data from continuing operations were:

                                                                         YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                     2004          2003          2002
                                                                  --------------------------------------
Income Statement:
-----------------
Raw material and energy costs .........................             $1,429        $1,088        $1,008
Employee compensation and benefits ....................                613           664           693
Depreciation expense ..................................                114           121           119
Taxes other than income................................                 76            76            80
Rent expense ..........................................                 26            29            39
Provision for doubtful accounts (net of recoveries)....                  2             5            --

Technological expenses:
   Research and development ...........................             $   40        $   46        $   39
   Engineering, commercial development
   and patent .........................................                  4             7             8
                                                                  --------------------------------------
Total technological expenses ..........................             $   44        $   53        $   47

Interest expense:
   Total interest cost ................................             $  116        $  121        $   85
   Less capitalized interest ..........................                  3             1             1
                                                                  --------------------------------------
Net interest expense ..................................             $  113        $  120        $   84

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Cash Flow:
----------
Cash payments for interest (net of amounts capitalized)             $   86        $   99        $   84
Cash payments for income taxes.........................                 12            16            31
Cash payments for reorganization items (a).............                 44            --            --

The effect of exchange rate changes on cash and cash equivalents was not significant.

(a) Cash payments for reorganization items were included in Cash from Operations in the Statement of Consolidated Operations in 2004.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



22. SEGMENT AND GEOGRAPHIC DATA

         Solutia, together with its subsidiaries, is a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications. Solutia manages its business in two segments: Performance Products and Services and Integrated Nylon. The Performance Products and Services segment is a world leader in performance films for laminated safety glass and after-market applications, and specialties such as water treatment chemicals, heat transfer fluids and aviation hydraulic fluid. The Integrated Nylon segment consists of an integrated family of nylon products including high-performance polymers and fibers. The major products and services by reportable segment are as follows:

    PERFORMANCE PRODUCTS AND SERVICES                 INTEGRATED NYLON
    ---------------------------------                 ----------------
    SAFLEX(R) and VANCEVA(R) plastic           Nylon intermediate "building
    interlayer                                 block" chemicals

    Polyvinyl butyral for KEEPSAFE(R),         Merchant polymer and nylon
    and KEEPSAFE MAXIMUM(R)                    extrusion polymers, including
    laminated window glass                     VYDYNE(R) and ASCEND(R)

    LLUMAR(R), VISTA(R) and GILA(R)            Carpet fibers, including the
    professional and retail window films       WEAR-DATED(R) and ULTRON(R)
                                               brands
    THERMINOL(R) heat transfer fluids
                                               Industrial nylon fibers
    DEQUEST(R) water treatment chemicals

    SKYDROL(R) aviation hydraulic fluids

    Services for process research and
    development, scale-up manufacturing
    and small volume licensed production
    for the pharmaceutical industry


         Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes (EBIT), which includes marketing, administrative, technological and amortization expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment. Certain expenses and other items that are managed outside the segments are excluded. These unallocated items consist primarily of corporate expenses, certain equity earnings from affiliates, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment. There were no inter-segment sales in the periods presented below.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



Solutia's 2004, 2003 and 2002 segment information follows:

                                                       YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------
                                        2004                    2003                     2002
                                ----------------------------------------------------------------------

                                    NET       PROFIT        Net        Profit       Net      Profit
                                   SALES      (LOSS)       Sales       (Loss)      Sales     (Loss)
                                   -----      ------       -----       ------      -----     ------
SEGMENT:
   Performance Products and
     Services...................   $1,109     $  52        $1,038      $ (39)      $  974     $ 78
   Integrated Nylon.............    1,588       (59)        1,392        (59)       1,325       24
                                   ------     -----        ------      -----       ------     ----
SEGMENT TOTALS..................    2,697        (7)        2,430        (98)       2,299      102
RECONCILIATION TO
CONSOLIDATED TOTALS:
    Corporate expenses..........                (89)                    (268)                  (61)
    Equity earnings (loss)
     from affiliates............                (27)                    (134)                   14
    Interest expense............               (113)                    (120)                  (84)
    Other income, net...........                 --                        6                    10
    Loss on debt modification...                (15)                      --                    --
    Reorganization items, net...                (71)                      (1)                   --
CONSOLIDATED TOTALS:
                                   ------                  ------                  ------
    NET SALES...................   $2,697                  $2,430                  $2,299
                                   ======     -----        ======      -----       ======     ----
    LOSS BEFORE INCOME TAXES....              $(322)                   $(615)                 $(19)
                                              =====                    =====                  ====

                                                                  YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------------
                                       2004                                 2003                                2002
                           --------------------------------------------------------------------------------------------------------
                                                 DEPRECIATION                        DEPRECIATION                      DEPRECIATION
                                      CAPITAL        AND                 CAPITAL         AND                CAPITAL        AND
                           ASSETS  EXPENDITURES  AMORTIZATION  ASSETS  EXPENDITURES  AMORTIZATION  ASSETS EXPENDITURES AMORTIZATION
                           ------  ------------  ------------  ------  ------------  ------------  ------ ------------ ------------
SEGMENT:
  Performance Products
    and Services.......... $  866       $44          $ 45      $  861     $ 24           $ 51      $  923     $35          $ 50
  Integrated Nylon........    713        15            76         812       53             80         882      21            79
                           ------       ---          ----      ------     ----           ----      ------     ---          ----
SEGMENT TOTALS............ $1,579       $59          $121      $1,673     $ 77           $131      $1,805     $56          $129
RECONCILIATION TO
CONSOLIDATED TOTALS:
  Unallocated amounts ....    497         2             6         773        1              6         901       3             5
                           ------       ---          ----      ------     ----           ----      ------     ---          ----
CONSOLIDATED TOTALS        $2,076       $61          $127      $2,446     $ 78           $137      $2,706     $59          $134
                           ======       ===          ====      ======     ====           ====      ======     ===          ====

         Solutia's geographic information for the year ended December 31, 2004, 2003 and 2002 follows:

                                                                                 PROPERTY, PLANT AND
                                                    NET SALES                      EQUIPMENT, NET
                                        -----------------------------------    ------------------------
                                           2004        2003         2002           2004         2003
                                           ----        ----         ----           ----         ----

U.S. ............................         $1,559      $1,475       $1,407          $701         $771
Other countries..................          1,138         955          892           140          138
                                          ------      ------       ------          ----         ----
CONSOLIDATED TOTALS..............         $2,697      $2,430       $2,299          $841         $909
                                          ======      ======       ======          ====         ====

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


23. SUBSEQUENT EVENTS

         Solutia announced on January 25, 2005, that it will exit the acrylic fibers business in its Integrated Nylon operating segment, pending approval by the bankruptcy court. Solutia's plant in Decatur, Alabama, will continue to operate as a producer of chemical intermediates for use in nylon products but will close its acrylic fiber operation in April 2005. As a result of the decision to exit the acrylic fibers business and after obtaining appropriate approvals through the bankruptcy court process, Solutia expects to record charges and to incur cash expenditures that are currently estimated at approximately $10 during the remainder of 2005. These charges relate to approximately $5 for severance and other employee costs expected to occur in the first half of 2005 and approximately $5 of other exit costs, such as decommissioning related activities, which are projected to be expensed as incurred primarily during the second and third quarters of 2005. Additionally, Solutia previously impaired a majority of the acrylic fibers' property, plant and equipment and accordingly does not expect to record material charges with respect to property, plant and equipment.

         On February 8, 2005, Astaris refinanced its existing $20 credit facility that was scheduled to expire in September 2005 with a new three-year, $75 revolving credit facility. Among other items, the new credit facility allowed Astaris to repay Solutia and FMC approximately $16 each that had been deferred under existing operating agreements and certain other agreements. Completion of the new facility also resulted in the release of a $10 letter of credit back to Solutia that was previously established to support prior keepwell arrangements that have now been terminated as part of the new credit facility. Under the new credit facility Astaris is required to delay certain payments to Solutia and FMC if it does not achieve certain financial metrics, with repayment of any amounts required once Astaris achieves the required financial metrics. Solutia does not believe any potential deferral amounts will be significant in amount or prolonged in duration of repayment. Solutia's consent to the potential payment restrictions contained in the new credit facility and termination of the deferral agreement under the previous credit facility are both subject to approval by the bankruptcy court.

         On March 2, 2005, the bankruptcy court approved a settlement agreement entered into as of December 30, 2004, by and among Solutia, Cytec Industries Inc. ("Cytec"), and UCB S.A. ("UCB"). The settlement agreement
(i) resolved issues arising out of various contracts entered into by Solutia in connection with the sale of Solutia's resins, additives and adhesives business to UCB pursuant to a Stock and Asset Purchase Agreement dated December 2, 2002 and (ii) required Solutia to assume certain of these contracts as amended under the settlement agreement and to consent to the assignment to Cytec of certain other of these contracts in connection with the sale of certain of UCB's assets to Cytec pursuant to a Stock and Asset Purchase Agreement between UCB and Cytec dated October 1, 2004. In exchange for Solutia's assumption of certain contracts and consent to UCB's assignment of other contracts to Cytec, UCB waived (i) certain tax indemnity and purchase price adjustment claims against Solutia arising under the purchase agreement between Solutia and UCB and (ii) all pre-petition claims against Solutia for amounts allegedly due UCB for accounts receivable collected by Solutia on behalf of UCB. Also, certain monetary disputes arising under the purchase agreement and certain other contracts between Solutia and UCB were resolved. In addition, UCB retained its unliquidated tax indemnity claim against Solutia, and Solutia has reserved any and all of its rights to object to or otherwise dispute such claim as part of the claims resolution process in its bankruptcy case. Overall, Solutia expects the net impact of this settlement agreement to result in an approximate $30 gain in the first quarter 2005.

         On March 2, 2005, the bankruptcy court approved Solutia's motion, among other things, to (i) reject certain executory contracts with Gateway Energy WGK Project, LLC ("Gateway"); (ii) terminate a performance guaranty related thereto; and (iii) resolve rejection damage claims by providing an allowed claim of approximately $20 for damages arising from Solutia's rejection of these executory contracts and for other outstanding pre-petition obligations. The order also allows Solutia to enter into a new steam services agreement under more favorable terms than the previous steam services agreement. At December 31, 2004, Solutia had a recorded liability of approximately $12 with respect to these contracts. This liability was classified as subject to compromise in the Statement of Consolidated Financial Position. As a result, Solutia expects to incur a charge of approximately $8 in the first quarter 2005 related to the allowed claim arising from the contract rejection.


                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


24. QUARTERLY DATA -- UNAUDITED

                                                                  FIRST        SECOND        THIRD      FOURTH       TOTAL
                                                                 QUARTER      QUARTER       QUARTER     QUARTER      YEAR
----------------------------------------------------------------------------------------------------------------------------
Net Sales from Continuing Operations...............   2004        $643          $699         $677         $678       $2,697
                                                      2003        $611          $625         $594         $600       $2,430

Gross Profit from Continuing Operations............   2004          71            44           91           17          223
                                                      2003          69            49          (50)          (8)          60

Loss from Continuing Operations....................   2004        (100)          (98)         (18)        (100)        (316)
                                                      2003         (17)          (38)        (173)        (752)        (980)

Loss from Discontinued Operations..................   2003          (2)           --           --           --           (2)


Cumulative Effect of Change in Accounting
  Principle........................................   2003          --            --           (5)          --           (5)

Net Income (Loss)..................................   2004        (100)          (98)         (18)        (100)        (316)
                                                      2003         (19)          (38)        (178)        (752)        (987)

Basic and Diluted Loss per Share:

Loss from Continuing Operations....................   2004       (0.96)        (0.94)       (0.17)       (0.96)       (3.02)
                                                      2003       (0.16)        (0.36)       (1.65)       (7.19)       (9.37)

Net Loss...........................................   2004       (0.96)        (0.94)       (0.17)       (0.96)       (3.02)
                                                      2003       (0.18)        (0.36)       (1.70)       (7.19)       (9.44)

Common Stock Price:
         2004......................................   HIGH        0.59          0.40         0.32         1.39         1.39
                                                      LOW         0.19          0.23         0.24         0.15         0.15

         2003......................................   High        4.73          2.80         4.89         4.43         4.89
                                                      Low         1.61          1.20         0.91         0.23         0.23

         Net loss in the first quarter of 2004 included charges of $5 for various restructuring charges principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations; $11 for restructuring charges at the Astaris and Flexsys joint ventures; $25 for the write-off of unamortized debt issuance costs related to debt facilities retired in January 2004; and $15 loss on the modification of Solutia's Euronotes. Net loss in the second quarter of 2004 included charges of $12 for various restructuring charges principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations; $7 for restructuring charges at the Astaris and Flexsys joint ventures; and $63 of net pension settlement and curtailment charges. Net loss in the third quarter of 2004 included a $1 gain from the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities; $32 gain from the net pension and other postretirement benefit plan curtailments and settlements; $7 loss resulting from damage at certain plant sites from hurricanes experienced in the U.S.; and $27 for restructuring charges at the Astaris and Flexsys joint ventures. Net loss in the fourth quarter of 2004 included charges of $28 to write down goodwill and other identifiable intangible assets and $12 for the write-down of certain assets, both within the Pharmaceutical Services business; $1 for various restructuring charges principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations; $4 for restructuring charges at the Astaris and Flexsys joint ventures; and $4 of net pension settlement and curtailment charges; $1 loss resulting from damage at certain plant sites from hurricanes experienced in the U.S.; $1 loss on sale of the assets of Axio Research Corporation.

         Net loss in the first quarter of 2003 includes charges of $11 for workforce reductions taken worldwide and $6 for asset impairments and severance charges at the Astaris and Flexsys joint ventures, and a $4 gain related to the recovery of a receivable

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


which had previously been written off. Net loss in the second quarter of 2003 includes charges of $9 for additional workforce reductions taken worldwide and contract termination costs associated with restructuring, $27 for environmental charges pursuant to the partial consent decree approved on August 4, 2003 related to remediation and the establishment of an educational trust in Anniston, Alabama, and $3 for additional severance charges at the Astaris and Flexsys joint ventures. Net loss in the third quarter of 2003 includes charges of $1 for additional workforce reductions taken worldwide, $90 for additional restructuring charges taken at the Astaris and Flexsys joint ventures related to asset impairments and severance charges, $30 for a pension settlement loss, and $99 related to Solutia's share of the Anniston PCB litigation settlement and to increase certain other litigation accruals. Net loss in the fourth quarter of 2003 includes charges of $35 for additional workforce reductions and contract termination costs, $5 for a pension settlement loss, $20 to increase the environmental reserve related to exiting the Nitro, WV facility, $78 to write down goodwill and other identifiable intangible assets and $18 for the write-down of assets, both within the Pharmaceutical Services business, $35 of additional restructuring and litigation charges taken at the Astaris and Flexsys joint ventures related to asset impairments and severance charges, $14 for the write-off of unamortized debt issuance costs related to the amended credit facility refinanced during the quarter, and $543 in income tax expense to increase valuation allowances for considerably all U.S. deferred tax assets.

         Under SFAS No. 128, Earnings per Share, the quarterly and total year calculations of basic and diluted loss per share are based on weighted average shares outstanding for that quarterly or total year period, respectively. As a result, the sum of basic and diluted loss per share for the quarterly periods may not equal total year loss per share.

25. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

         CPFilms, Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc., Solutia Investments, LLC and Solutia Business Enterprises, Inc., wholly-owned subsidiaries of Solutia (the "Guarantors"), are guarantors of the holders of Solutia's 11.25% Senior Secured Notes due 2009 (the "Notes"). In connection with the completion of the October 2003 credit facility, Solutia Investments, LLC and Solutia Business Enterprises, Inc. became guarantors of the Notes through cross-guarantor provisions. Accordingly, the 2002 consolidating condensed financial statements below have been restated to reflect the addition of these two new guarantors. Solutia's obligations under the October 2003 facility were paid in full with the proceeds of a final DIP facility dated as of January 16, 2004, which payment did not affect the Guarantors' obligations in respect of the Notes. Certain other wholly-owned subsidiaries of Solutia (the "DIP Guarantors") guaranteed the final DIP facility (as well as a smaller, interim DIP facility put in place as of December 19, 2003), but the DIP Guarantors were not required by the cross-guarantor provisions to guarantee the Notes.

         The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of December 31, 2004 and December 31, 2003, and for the years ended December 31, 2004, 2003 and 2002. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                          Consolidating Statement of Operations
                                              Year Ended December 31, 2004

                                                 Parent Only                       Non-                        Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors   Eliminations      Solutia Inc.
                                                 ------------    ----------     ----------   ------------      ------------

NET SALES...............................            $2,010         $164            $898        $(375)             $2,697
Cost of goods sold......................             2,021           85             763         (395)              2,462
                                               ----------------------------------------------------------------------------
GROSS PROFIT............................               (11)          79             135           20                 223

Marketing expenses......................                88           22              34           (1)                143
Administrative expenses.................                63            8              31           --                 102
Technological expenses..................                40            2               2           --                  44
Amortization expense....................                --           --               2           --                   2
Impairment of intangible assets.........                --           --              28           --                  28

                                               ----------------------------------------------------------------------------
OPERATING INCOME (LOSS).................              (202)          47              38           21                 (96)

Equity earnings (loss) from affiliates..                43          (22)            (14)         (33)                (26)
Interest expense........................              (154)          --             (52)          93                (113)
Other income, net.......................                19           75              22         (115)                  1
Loss on debt modification...............                --           --             (15)          --                 (15)
Reorganization items, net...............               (73)          --              --           --                 (73)

                                               ----------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  (BENEFIT).............................              (367)         100             (21)         (34)               (322)
Income tax expense (benefit)............               (51)          45              --           --                  (6)

                                               ----------------------------------------------------------------------------
NET INCOME (LOSS).......................            $ (316)        $ 55            $(21)       $ (34)             $ (316)
                                               ============================================================================


                                  Consolidating Statement of Comprehensive Income (Loss)
                                               Year Ended December 31, 2004

                                                 Parent Only                       Non-                        Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors   Eliminations      Solutia Inc.
                                                 ------------    ----------     ----------   ------------      ------------

NET INCOME (LOSS).......................            $(316)          $55            $(21)        $(34)             $(316)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments........               15            14              28          (42)                15
Minimum pension liability adjustments,
  net of tax............................              (18)           --              (9)           9                (18)
                                              -----------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS) ............            $(319)          $69            $ (2)        $(67)             $(319)
                                              =============================================================================

                                                        SOLUTIA INC.
                                                   (DEBTOR-IN-POSSESSION)
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                            Consolidating Statement of Operations
                                                 Year Ended December 31, 2003

                                                 Parent Only                       Non-                        Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors   Eliminations      Solutia Inc.
                                                 ------------    ----------     ----------   ------------      ------------

NET SALES...............................            $1,839         $ 146          $ 776        $(331)             $2,430
Cost of goods sold......................             1,973            67            680         (350)              2,370
                                               ----------------------------------------------------------------------------
GROSS PROFIT............................              (134)           79             96           19                  60

Marketing expenses......................               105            20             31           --                 156
Administrative expenses.................               100             7             35           --                 142
Technological expenses..................                49             3              1           --                  53
Amortization expense....................                --            --              3           --                   3
Impairment of intangible assets.........                --            --             78           --                  78

                                               ----------------------------------------------------------------------------
OPERATING INCOME (LOSS).................              (388)           49            (52)          19                (372)

Equity loss from affiliates.............              (114)          (65)            (5)          51                (133)
Interest expense........................              (169)           (6)           (60)         115                (120)
Other income, net.......................                17            89             34         (129)                 11
Reorganization items, net...............                (1)           --             --           --                  (1)

                                               ----------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  (BENEFIT).............................              (655)           67            (83)          56                (615)
Income tax expense (benefit)............               325            53            (18)           5                 365

                                               ----------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................              (980)           14            (65)          51                (980)

Loss from Discontinued Operations,
  net of tax............................                (2)         (108)          (109)         217                  (2)
Cumulative Effect of Change in
  Accounting Principle, net of tax......                (5)           --             --           --                  (5)

                                               ----------------------------------------------------------------------------
NET LOSS................................            $ (987)        $ (94)         $(174)       $ 268              $ (987)
                                               ============================================================================

                                   Consolidating Statement of Comprehensive Income (Loss)
                                                Year Ended December 31, 2003

                                                 Parent Only                       Non-                        Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors   Eliminations      Solutia Inc.
                                                 ------------    ----------     ----------   ------------      ------------

NET LOSS................................           $ (987)         $ (94)         $ (174)       $ 268            $ (987)
OTHER COMPREHENSIVE LOSS:
Currency translation adjustments........               55             59              31          (90)               55
Minimum pension liability adjustments,
  net of tax............................               19             --              (1)           1                19
                                               ----------------------------------------------------------------------------
COMPREHENSIVE LOSS......................           $ (913)         $ (35)         $ (144)       $ 179            $ (913)
                                               ============================================================================

                                                        SOLUTIA INC.
                                                   (DEBTOR-IN-POSSESSION)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                           Consolidating Statement of Operations
                                               Year Ended December 31, 2002

                                                 Parent Only                       Non-                        Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors   Eliminations      Solutia Inc.
                                                 ------------    ----------     ----------   ------------      ------------

NET SALES...................................        $1,766          $ 153        $ 676          $(296)            $2,299
Cost of goods sold..........................         1,626             64          556           (310)             1,936
                                                 --------------------------------------------------------------------------
GROSS PROFIT................................           140             89          120             14                363

Marketing expenses..........................           103             19           25             --                147
Administrative expenses.....................            91              7           30             --                128
Technological expenses......................            43              2            2             --                 47
Amortization expense........................            --             --            3             --                  3

                                                 --------------------------------------------------------------------------
OPERATING INCOME (LOSS).....................           (97)            61           60             14                 38

Equity earnings (loss) from affiliates......           (36)          (179)          --            228                 13
Interest expense............................          (148)            (8)        (123)           195                (84)
Other income, net...........................            22            108           77           (193)                14

                                                 --------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  (BENEFIT).................................          (259)           (18)          14            244                (19)
Income tax expense (benefit)................           (86)            54           25             (4)               (11)

                                                 --------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS.............          (173)           (72)         (11)           248                 (8)

Income from Discontinued Operations,
  net of tax................................            24             59           58           (117)                24
Cumulative Effect of Change in Accounting
  Principle, net of tax.....................            (2)            --         (165)            --               (167)

                                                 --------------------------------------------------------------------------
NET LOSS....................................        $ (151)         $ (13)       $(118)         $ 131             $ (151)
                                                ===========================================================================

                                   Consolidating Statement of Comprehensive Income (Loss)
                                                Year Ended December 31, 2002

                                                 Parent Only                       Non-                        Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors   Eliminations      Solutia Inc.
                                                 ------------    ----------     ----------   ------------      ------------

NET LOSS..................................           $(151)          $(13)         $(118)       $ 131             $(151)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments..........             119            121              3         (124)              119
Net unrealized loss on derivative
  instruments, net of tax.................               1             --             --           --                 1
Minimum pension liability adjustments,
  net of tax..............................            (122)            --            (11)          11              (122)
                                                 --------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)...............           $(153)          $108          $(126)       $  18             $(153)
                                                 ==========================================================================

                                                      SOLUTIA INC.
                                                 (DEBTOR-IN-POSSESSION)
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                Consolidating Balance Sheet
                                                    December 31, 2004
                                                  (Dollars in millions)

                                                 Parent Only                       Non-                        Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors    Eliminations     Solutia Inc.
                                                 ------------    ----------     ----------    ------------     ------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................         $    43        $    7          $   65        $    --          $   115
Trade receivables, net....................               7           131             148             --              286
Intercompany receivables..................             130           759              77           (966)              --
Miscellaneous receivables.................              65             1              27             --               93
Inventories...............................             112            28             116            (17)             239
Prepaid expenses and other assets.........              27            --              15              3               45
                                                 ----------------------------------------------------------------------------
   TOTAL CURRENT ASSETS...................             384           926             448           (980)             778

PROPERTY, PLANT AND EQUIPMENT, NET........             623            78             140             --              841
INVESTMENTS IN AFFILIATES.................           2,220           189              22         (2,254)             177
GOODWILL, NET.............................              --            71               5             --               76
IDENTIFIED INTANGIBLE ASSETS, NET.........               2            27               9             --               38
INTERCOMPANY ADVANCES.....................             128         1,238             806         (2,172)              --
OTHER ASSETS..............................             111            --              55             --              166
                                                 ----------------------------------------------------------------------------
   TOTAL ASSETS...........................         $ 3,468        $2,529          $1,485        $(5,406)         $ 2,076
                                                 ============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..........................         $   138        $    8          $   53        $    (1)         $   198
Intercompany payables.....................             113            17             109           (239)              --
Accrued liabilities.......................             176            11              96             --              283
Short-term debt...........................             300            --              --             --              300
Intercompany short-term debt..............              --            --             214           (214)              --
                                                 ----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.................             727            36             472           (454)             781

LONG-TERM DEBT............................              --            --             285             --              285
INTERCOMPANY LONG-TERM DEBT...............              --            --             463           (463)              --
OTHER LIABILITIES.........................             212            --              56             (1)             267
                                                 ----------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE..............................             939            36           1,276           (918)           1,333

LIABILITIES SUBJECT TO COMPROMISE.........           3,973           415              22         (2,223)           2,187

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock..............................               1            --              --             --                1
Additional contributed capital ...........              56            --              --             --               56
Treasury stock............................            (251)           --              --             --             (251)
Net (deficiency) excess of assets at
  spinoff and subsidiary capital..........            (113)        2,078             187         (2,265)            (113)
Accumulated other comprehensive loss......             (75)           --              --             --              (75)
Accumulated deficit.......................          (1,062)           --              --             --           (1,062)
                                                 ----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......          (1,444)        2,078             187         (2,265)          (1,444)
                                                 ----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)                                        $ 3,468        $2,529          $1,485        $(5,406)         $ 2,076
                                                 ============================================================================

                                                        SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                 Consolidating Balance Sheet
                                                     December 31, 2003
                                                   (Dollars in millions)

                                                 Parent Only                       Non-                        Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors    Eliminations     Solutia Inc.
                                                 ------------    ----------     ----------    ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................         $   105         $   20         $   34        $    --          $   159
Trade receivables, net....................               8            135            138             --              281
Intercompany receivables..................              65            677            100           (842)              --
Miscellaneous receivables.................              56             --             28             --               84
Inventories...............................             130             24            102            (16)             240
Prepaid expenses and other assets.........              25              1             11              3               40
                                                 --------------------------------------------------------------------------
   TOTAL CURRENT ASSETS...................             389            857            413           (855)             804

PROPERTY, PLANT AND EQUIPMENT, NET........             695             75            139             --              909
INVESTMENTS IN AFFILIATES.................           2,176             29             34         (2,033)             206
GOODWILL, NET.............................              --             72             25             --               97
IDENTIFIED INTANGIBLE ASSETS, NET.........               2             27             14             --               43
INTERCOMPANY ADVANCES.....................             128          1,392            962         (2,482)              --
OTHER ASSETS..............................             340             --             47             --              387
                                                 --------------------------------------------------------------------------
   TOTAL ASSETS...........................         $ 3,730         $2,452         $1,634        $(5,370)         $ 2,446
                                                 ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..........................         $    46         $    1         $   33        $    (2)         $    78
Intercompany payables.....................               9             20             87           (116)              --
Accrued liabilities.......................             185              9            110             --              304
Short-term debt...........................             361             --             --             --              361
Intercompany short-term debt..............              --             --            419           (419)              --
                                                 --------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.................             601             30            649           (537)             743

LONG-TERM DEBT............................              43             --            251             --              294
INTERCOMPANY LONG-TERM DEBT...............              --             --            574           (574)              --
OTHER LIABILITIES.........................             263             --             50             --              313
                                                 --------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE..............................             907             30          1,524         (1,111)           1,350

LIABILITIES SUBJECT TO COMPROMISE.........           3,948            412             75         (2,214)           2,221

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock..............................               1             --             --             --                1
Additional contributed capital ...........              56             --             --             --               56
Treasury stock............................            (251)            --             --             --             (251)
Net (deficiency) excess of assets at
  spinoff and subsidiary capital..........            (113)         2,010             35         (2,045)            (113)
Accumulated other comprehensive loss......             (72)            --             --             --              (72)
Accumulated deficit.......................            (746)            --             --             --             (746)
                                                 --------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......          (1,125)         2,010             35         (2,045)          (1,125)
                                                 --------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)                                        $ 3,730         $2,452         $1,634        $(5,370)         $ 2,446
                                                 ==========================================================================

                                                   SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                  Consolidating Condensed Statement of Cash Flows
                                           Year Ended December 31, 2004

                                               Parent Only                       Non-                        Consolidated
                                               Solutia Inc.    Guarantors     Guarantors    Eliminations     Solutia Inc.
                                               ------------    ----------     ----------    ------------     ------------
CASH FROM (USED IN) OPERATIONS...............    $ (53)           $ 91           $  3          $--              $  41
                                               --------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases......      (27)            (10)           (24)          --                (61)
Acquisition and investment payments, net of
  cash acquired..............................      (36)             --             --           --                (36)
                                               --------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES............      (63)            (10)           (24)          --                (97)
                                               --------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations         (361)             --             --           --               (361)
Proceeds from issuance of long debt
  obligations................................      300              --             --           --                300
Net change in cash collateralized letters of
  credit.....................................       87              --             --           --                 87
Changes in investments and advances from
  (to) affiliates............................       37             (94)            57           --                 --
Other financing activities...................       (9)             --             (5)          --                (14)
                                               --------------------------------------------------------------------------
CASH FROM (USED IN) FINANCING ACTIVITIES.....       54             (94)            52           --                 12
                                               --------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS................................      (62)            (13)            31           --                (44)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR............................      105              20             34           --                159
                                               --------------------------------------------------------------------------
END OF YEAR..................................    $  43            $  7           $ 65          $--              $ 115
                                               ==========================================================================

                                                        SOLUTIA INC.
                                                   (DEBTOR-IN-POSSESSION)
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                      Consolidating Condensed Statement of Cash Flows
                                                Year Ended December 31, 2003

                                                   Parent Only                       Non-                        Consolidated
                                                   Solutia Inc.    Guarantors     Guarantors    Eliminations     Solutia Inc.
                                                   ------------    ----------     ----------    ------------     ------------
CASH FROM (USED IN) OPERATIONS...............        $(175)          $  98          $  41           $--             $ (36)
                                                   --------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases......          (61)             (2)           (15)           --               (78)
Acquisition and investment payments, net of
  cash acquired..............................          (63)             --             --            --               (63)
Property disposals and investment proceeds...          174              --            305            --               479
                                                   --------------------------------------------------------------------------

CASH FROM (USED IN) INVESTING ACTIVITIES.....           50              (2)           290            --               338
                                                   --------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations....          128              --           (125)           --                 3
Net change in cash collateralized letters of
  credit.....................................         (121)             --             --            --              (121)
Debt issuance costs..........................          (31)             --             --            --               (31)
Other financing activities...................          (11)             --             --            --               (11)
Changes in investments and advances from
  (to) affiliates............................          265             (76)          (189)           --                --
                                                   --------------------------------------------------------------------------
CASH FROM (USED IN) FINANCING ACTIVITIES.....          230             (76)          (314)           --              (160)
                                                   --------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS........          105              20             17            --               142

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR............................           --              --             17            --                17
                                                   --------------------------------------------------------------------------
END OF YEAR..................................        $ 105           $  20          $  34           $--             $ 159
                                                   ==========================================================================

                                                        SOLUTIA INC.
                                                   (DEBTOR-IN-POSSESSION)
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                      Consolidating Condensed Statement of Cash Flows
                                                 Year Ended December 31, 2002
                                                   Parent Only                       Non-                        Consolidated
                                                   Solutia Inc.    Guarantors     Guarantors    Eliminations     Solutia Inc.
                                                   ------------    ----------     ----------    ------------     ------------
CASH FROM (USED IN) OPERATIONS.................      $ (72)          $ 130          $113            $--             $ 171
                                                   --------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases........        (36)             (6)          (26)            --               (68)
Acquisition and investment payments,
  net of cash acquired.........................        (37)             --            --             --               (37)
Property disposals and investment proceeds.....        118              --            --             --               118
                                                   --------------------------------------------------------------------------
CASH FROM (USED IN) INVESTING ACTIVITIES.......         45              (6)          (26)            --                13
                                                   --------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations......       (450)             --           123             --              (327)
Net change in long-term debt obligations.......        181              --             1             --               182
Issuance of stock warrants.....................         19              --            --             --                19
Common stock issued under employee stock
  plans........................................          2              --            --             --                 2
Other financing activities.....................        (66)             --            --             --               (66)
Changes in investments and advances from
  (to) affiliates..............................        338            (125)         (213)            --                --
                                                   --------------------------------------------------------------------------
CASH FROM (USED IN) FINANCING ACTIVITIES.......         24            (125)          (89)            --              (190)
                                                   --------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS..........         (3)             (1)           (2)            --                (6)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..............................          3               1            19             --                23
                                                   --------------------------------------------------------------------------
END OF YEAR....................................      $  --           $  --          $ 17            $--             $  17
                                                   ==========================================================================

                                    ****

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE

         None

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of December 31, 2004, Solutia carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2004, Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

                              MANAGEMENT REPORT

         Management of Solutia Inc. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Solutia's internal control over financial reporting is a process designed by, or under the supervision of, Solutia's principal executive and principal financial officers and effected by Solutia's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Solutia's internal control over financial reporting includes those policies and procedures that:

                  (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Solutia;

                  (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Solutia are being made only in accordance with authorizations of management and directors of Solutia; and

                  (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Solutia's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management assessed the effectiveness of Solutia's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Solutia maintained effective internal control over financial reporting as of December 31, 2004.

         Solutia's independent auditors have issued an attestation report on management's assessment of Solutia's internal control over financial reporting. This report appears on page 103.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Solutia Inc.:

     We have audited management's assessment, included in the accompanying Management Report, that Solutia Inc. and its subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company's filing for reorganization under Chapter 11 of the United States Bankruptcy Code and the Company's ability to continue as a going concern.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
St. Louis, Missouri


March 8, 2005

ITEM 9B. OTHER INFORMATION

         None

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table shows information about Solutia's directors on March 1, 2005:

------------------------------------------------------------------------------------------------------------------------------------
  Name, Age, Year First Became a                                                                 Other Business Experience Since
         Solutia Director              Principal Occupation            Other Directorships           At Least January 1, 2000
------------------------------------------------------------------------------------------------------------------------------------
Jeffry N. Quinn, 46                 President, Chief Executive      None                           Senior Vice President, General
2004                                Officer and Director, Solutia                                  Counsel and Chief Restructuring
                                    Inc.                                                           Officer, Solutia, 2003-2004;
                                                                                                   Executive Vice President, Chief
                                                                                                   Administrative Officer and
                                                                                                   General Counsel, Premcor Inc.,
                                                                                                   2000-2002; Senior Vice
                                                                                                   President of Law and Human
                                                                                                   Resources, Secretary and
                                                                                                   General Counsel, Arch Coal,
                                                                                                   Inc., 1995-2000
------------------------------------------------------------------------------------------------------------------------------------
Paul H. Hatfield, 69                Principal, Hatfield Capital     Bunge Limited; Engineered      Chairman of the Board,
1997                                Group                           Products Inc.; Maritz, Inc.;   President and Chief Executive
                                                                    Penford Corporation            Officer, Petrolite Corporation,
                                                                                                   1995-1997
------------------------------------------------------------------------------------------------------------------------------------
Robert H. Jenkins, 62               Retired Chairman of the Board   AK Steel Holdings              Chairman of the Board and Chief
1997                                and Chief Executive Officer,    Corporation; CLARCOR Inc.;     Executive Officer, Sundstrand
                                    Sundstrand Corporation          Sentry Insurance               Corporation, 1997-1999
------------------------------------------------------------------------------------------------------------------------------------
Philip R. Lochner, 61               Director                        Adelphia Communications        Senior Vice President and Chief
2002                                                                Corporation; Apria             Administrative Officer, Time
                                                                    Healthcare Group Inc.;         Warner Inc., 1991-1998;
                                                                    CLARCOR Inc.; GTECH Holdings   Commissioner, Securities and
                                                                    Corporation                    Exchange Commission, 1990-1991
------------------------------------------------------------------------------------------------------------------------------------
Frank A. Metz, Jr., 71              Retired Senior Vice             None                           Senior Vice President, Finance
1997                                President, Finance and                                         and Planning and Chief
                                    Planning and Chief Financial                                   Financial Officer,
                                    Officer, International                                         International Business Machines
                                    Business Machines Corporation                                  Corporation (IBM), 1986-1993
                                                                                                   and a Director of IBM,
                                                                                                   1991-1993
------------------------------------------------------------------------------------------------------------------------------------
J. Patrick Mulcahy, 61              Vice Chairman, Energizer        Energizer Holdings, Inc.       Chief Executive Officer,
1999                                Holdings, Inc.                                                 Energizer Holdings, Inc.,
                                                                                                   2000-2005; Chairman and Chief
                                                                                                   Executive Officer, Eveready
                                                                                                   Battery Company Inc., a
                                                                                                   subsidiary of Ralston Purina
                                                                                                   Company, 1987-2000 and a
                                                                                                   corporate officer of Ralston
                                                                                                   Purina Company, 1984-2000
------------------------------------------------------------------------------------------------------------------------------------
Sally G. Narodick, 59               Retired                         Cray Inc.; Penford             President, Narodick Consulting
2000                                                                Corporation;  Puget Energy,    (an educational technology and
                                                                    Inc., and its wholly owned     e-learning consulting firm),
                                                                    subsidiary, Puget Sound        2000-2004; Chief Executive
                                                                    Energy, Inc.; SumTotal         Officer, Apex Learning, Inc.
                                                                    Systems, Inc.                  (an educational software
                                                                                                   company) from its founding in
                                                                                                   1998 until 2000
------------------------------------------------------------------------------------------------------------------------------------
John B. Slaughter, 70               President and Chief Executive   International Business         Irving R. Melbo professor of
1997                                Officer, National Action        Machines Corporation;          leadership in education,
                                    Council for Minorities in       Northrop Grumman Corp.         University of Southern
                                    Engineering, Inc. (a                                           California and President
                                    non-profit corporation)                                        Emeritus, Occidental College,
                                                                                                   1999-2000; Director, National
                                                                                                   Science Foundation, 1980-1982
------------------------------------------------------------------------------------------------------------------------------------


         The above listed individuals were elected for staggered three-year terms, or until their successors are duly elected and have qualified, or until their earlier death, resignation or removal. Mr. Hatfield serves as chairman of the board. Normally, the elected term of office for Messrs. Hatfield and Mulcahy and Mrs. Narodick would expire in April 2005; the elected term for Mr. Lochner and Dr. Slaughter would have expired in April 2004, and on that date, Mr. Metz and Dr. Slaughter would normally have retired in accordance with Solutia's retirement policy for non-employee directors. However, as a result of Solutia's Chapter 11 filing, Solutia did not hold a shareholders' meeting to elect directors in 2004 and does not expect to do so in the foreseeable future. Therefore, we anticipate that the current directors will remain in office beyond April 2005.

         Solutia's board of directors has determined that all its non-employee directors - Messrs. Hatfield, Jenkins, Lochner, Metz, Mulcahy, Mrs. Narodick and Dr. Slaughter - are independent under the board's categorical independence standards. A copy of these standards is attached to this report as Exhibit 99.

OFFICERS

         The following table shows information about Solutia's executive officers on March 1, 2005:

------------------------------------------------------------------------------------------------------------------------------------
     Name and Age               Present Position with Solutia        Year First Became an       Other Business Experience Since At
                                                                 Executive Officer of Solutia         Least January 1, 2000
------------------------------------------------------------------------------------------------------------------------------------
Jeffry N. Quinn, 46           President, Chief Executive        2003                         Senior Vice President, General
                              Officer and Director                                           Counsel and Chief Restructuring
                                                                                             Officer, Solutia, 2003-2004;
                                                                                             Executive Vice President, Chief
                                                                                             Administrative Officer and
                                                                                             General Counsel, Premcor Inc.,
                                                                                             2000-2002; Senior Vice President
                                                                                             of Law and Human Resources,
                                                                                             Secretary and General Counsel,
                                                                                             Arch Coal, Inc., 1995-2000
------------------------------------------------------------------------------------------------------------------------------------
Luc De Temmerman, 50          Senior Vice President and         2003                         Vice President and General Manager,
                              Chief Operating Officer                                        Performance Products, Solutia,
                                                                                             2003-2004; Worldwide Commercial
                                                                                             Director for Laminated Glazing
                                                                                             Products and Services, Solutia,
                                                                                             2001-2002; Business Director,
                                                                                             Saflex-Europe/Africa, Solutia,
                                                                                             2000-2001; Worldwide Director,
                                                                                             Saflex Technology, Solutia,
                                                                                             1997-2000
------------------------------------------------------------------------------------------------------------------------------------
Rosemary L. Klein, 37         Senior Vice President,            2004                         Vice President, Secretary and General
                              General Counsel and Secretary                                  Counsel, Corporate and External
                                                                                             Affairs, Solutia, 2004; Assistant
                                                                                             General Counsel, Solutia, 2003;
                                                                                             Assistant General Counsel and
                                                                                             Secretary, Premcor Inc., 2000-2003;
                                                                                             Assistant General Counsel and
                                                                                             Secretary, Arch Coal, Inc., 2000;
                                                                                             Senior Counsel, Arch Coal, Inc.,
                                                                                             1999-2000
------------------------------------------------------------------------------------------------------------------------------------
James M. Sullivan, 44         Senior Vice President, Chief      2004                         Vice President and Controller,
                              Financial Officer and                                          Solutia, 1999-2004
                              Treasurer
------------------------------------------------------------------------------------------------------------------------------------
John F. Saucier, 51           President, Integrated Nylon        2001                        Vice President and General Manager,
                              Division                                                       Integrated Nylon, Solutia, 2001-2004;
                                                                                             Vice President, Strategic Planning,
                                                                                             Mergers and Acquisitions, Solutia,
                                                                                             1997-2001
------------------------------------------------------------------------------------------------------------------------------------
Max W. McCombs, 52            Vice President, Environment,       2004                        Director, ESH, Solutia, 2002-2004;
                              Safety and Health ("ESH")                                      Nylon ESH and Public Affairs Lead,
                                                                                             Solutia, 2000-2002; Chairman, Solutia
                                                                                             ESH Council, 1999-2000
====================================================================================================================================

         The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

AUDIT AND FINANCE COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

         The members of Solutia's Audit and Finance Committee, which met nine times in 2004, are Mr. Metz, chairman; Mr. Mulcahy, Mrs. Narodick and Dr. Slaughter. Solutia's board of directors has concluded that each member of the committee is independent within the meaning of Rule 10A-3 of the Exchange Act of 1934 and the New York Stock Exchange's listing standards.

The board has also concluded that Mr. Metz is an audit committee financial expert, as that term is defined in the rules issued under the Sarbanes-Oxley Act of 2002.

         The purpose of the committee is to assist the board in overseeing the integrity of Solutia's financial statements, Solutia's compliance with legal and regulatory requirements, the qualifications and independence of the independent auditor, the performance of the independent auditor and Solutia's internal audit function, and Solutia's systems of disclosure controls and internal controls over financial reporting, and to prepare the report required by the rules of the U.S. Securities and Exchange Commission.

         Among the committee's responsibilities is the selection of Solutia's independent auditor.

         The committee's written charter sets out the functions the committee is to perform, in light of the Sarbanes-Oxley Act of 2002 and the rules of the New York Stock Exchange.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires Solutia's directors and executive officers to file reports of holdings and transactions in Solutia's common stock with the Securities and Exchange Commission. One of our executive officers, Mr. Saucier, inadvertently made one late filing to report one transaction: the use of stock tax withholding rights to satisfy his withholding obligation on the release of his restricted stock grant in December 2004.

CODE OF ETHICS

         Solutia's board of directors has adopted a Code of Ethics for Senior Financial Officers. This code applies to Solutia's chief executive officer and the other senior officers who have financial responsibilities, including Solutia's chief financial officer, treasurer, controller and general counsel. This code was filed as an exhibit to Solutia's Annual Report on Form 10-K for the year ending December 31, 2003. Any amendments to, or waivers from, the provisions of this code will be posted to the "Investor" section of Solutia's web site: www.solutia.com.

LEGAL PROCEEDINGS

         For a description of litigation pending against certain former officers of Solutia, including Mr. Hunter, see the first paragraph under "Other Legal Proceedings" on page 13 above.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table shows information about the compensation of Solutia's chief executive officer and four most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of 2004. It also includes information about the compensation of Solutia's former chief executive officer, who served in such position for a portion of 2004.

                                    107


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Long-Term Compensation
                                                                                  --------------------------------------------------
                                             Annual Compensation                           Awards              Payouts
                              ------------------------------------------------------------------------------------------------------
             (a)                 (b)         (c)           (d)           (e)          (f)           (g)          (h)         (i)
                                                                        Other
                                                                       Annual      Restricted   Securities                All Other
           Name and                                                    Compen-       Stock      Underlying       LTIP      Compen-
           Principal                       Salary         Bonus        sation        Awards       Options      Payouts     sation
           Position             Year        ($)          ($)(1)          ($)          ($)           (#)         ($)(2)     ($)(3)
------------------------------------------------------------------------------------------------------------------------------------
J. N. Quinn (4)                 2004       443,269      1,470,000        -0-          -0-           -0-           -0-        10,098
President, Chief Executive      2003       290,909        200,000        -0-          -0-          65,000         -0-         9,603
Officer and Director
------------------------------------------------------------------------------------------------------------------------------------
L. De Temmerman (5)             2004       338,035(9)     705,074(10)   39,135(11)    -0-           -0-           -0-           258
Senior Vice President and       2003       275,424(9)     225,019(10)   46,156(11)    -0-          50,000         -0-           228
Chief Operating Officer
------------------------------------------------------------------------------------------------------------------------------------
R. L. Klein (6)                 2004       182,500        377,813        -0-          -0-           -0-           -0-         8,748
Senior Vice President,
Secretary and General Counsel
------------------------------------------------------------------------------------------------------------------------------------
J. F. Saucier                   2004       313,154        841,000        2,680(12)    -0-           -0-           -0-        10,098
President, Integrated Nylon     2003       300,000         -0-           -0-          -0-          50,000         -0-         9,828
Division                        2002       266,667        110,000        3,585(12)    -0-          30,000         -0-         9,746
------------------------------------------------------------------------------------------------------------------------------------
J. M. Sullivan (7)              2004       249,327        500,000        -0-          -0-           -0-           -0-        10,098
Senior Vice President,
Chief Financial Officer and
Treasurer
------------------------------------------------------------------------------------------------------------------------------------
J. C. Hunter III (8)            2004       333,333         -0-           7,000(12)    -0-           -0-           -0-     1,850,098
Retired Chairman, President,    2003       800,000         -0-           7,000(12)    -0-           -0-           -0-        93,028
Chief Executive                 2002       791,667      1,200,000        7,000(12)    -0-         150,000         -0-        95,291
Officer and Director
------------------------------------------------------------------------------------------------------------------------------------

(1) Included in this column as 2004 compensation are awards under the 2004 Solutia Annual Incentive Plan and 2004 payments under retention agreements as follows:

        --------------------------------------------------------------------------------------------
                   Name                2004 Annual Incentive Award        Retention Bonus Payments
        --------------------------------------------------------------------------------------------
        J. N. Quinn                           $1,470,000                         $  -0-
        --------------------------------------------------------------------------------------------
        L. De Temmerman                          705,074                            -0-
        --------------------------------------------------------------------------------------------
        R. L. Klein                              300,000                           77,813
        --------------------------------------------------------------------------------------------
        J. F. Saucier                            541,000                          300,000
        --------------------------------------------------------------------------------------------
        J. M. Sullivan                           500,000                            -0-
        --------------------------------------------------------------------------------------------
        J. C. Hunter                               -0-                              -0-
        --------------------------------------------------------------------------------------------

         Any necessary approvals by the unsecured creditors' committee in Solutia's Chapter 11 case have been obtained.

         Included as 2003 compensation are special recognition awards for 2003 that were paid in mid-year 2004 and a $200,000 special recognition award to Mr. Quinn that was paid in 2003.

(2) There were no payouts under the 2002-2004 cycle of the Solutia Inc. 2002-2006 Long-Term Incentive Plan.

(3) Contributions to thrift/savings plans, as follows: Mr. Quinn, $9,840; Ms. Klein, $8,490; Mr. Saucier, $9,840; Mr. Sullivan,
         $9,840 and Mr. Hunter, $9,840;

         Cost of executive travel accident protection for each executive officer named in this table: $258; and separation pay for Mr. Hunter: $1,840,000.

(4) Mr. Quinn became president, chief executive officer and director effective May 3, 2004. He joined Solutia on January 13, 2003.

(5) Mr. De Temmerman became an executive officer of Solutia on January 1, 2003. Therefore, his compensation for 2002 is not included in this table.

(6) Ms. Klein, who joined Solutia in 2003, became an executive officer of Solutia on November 29, 2004. Therefore, her compensation for 2003, including her special recognition award for 2003, is not included in this table.

(7) Mr. Sullivan became an executive officer of Solutia on May 3, 2004. Therefore, his compensation for 2003 and 2002, including his special recognition award for 2003, is not included in this table.

(8) Mr. Hunter resigned as chairman, president, chief executive officer and director effective May 3, 2004.

(9) Mr. De Temmerman, who is based in Belgium, was paid in euros. His salary for 2004 and 2003 has been converted into U.S. dollars at the weighted average exchange rate of 1.23531 U.S. dollars to 1 euro for 2004 and 1.12115 U.S. dollars to 1 euro for 2003.

(10) Mr. De Temmerman's bonus was paid in euros. For 2004 his bonus has been converted into U.S. dollars at the weighted average exchange rate of 1.23531 U.S. dollars to 1 euro; for 2003, at the weighted average exchange rate of 1.12115 U.S. dollars to 1 euro.

(11) The amount for 2004 consists of $9,932 for a customary Belgian representation allowance, $17,028 in automobile leasing payments and $12,175 for a children's allowance mandated by the Belgian government. The amount for 2003 consists of an $11,837 grossed-up reimbursement for certain taxes, $9,014 for a customary Belgian representation allowance, $14,255 in automobile leasing payments and $11,050 for a children's allowance mandated by the Belgian government. All amounts have been converted from euros at the weighted average exchange rate of 1.23531 U.S. dollars to 1 euro for 2004 and 1.12115 U.S. dollars to 1 euro for 2003.

(12) This amount represents reimbursement under the Financial Planning and Tax Preparation Services Program for the Executive Leadership Team.

AGGREGATED OPTION EXERCISES IN 2004 AND YEAR-END OPTION VALUES

         The following table shows information about unexercised options held by named executive officers on December 31, 2004. There were no options exercised by the named executive officers during 2004, and none of the options held by them at the end of 2004 were "in the money." Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock, and that it is unlikely that holders of options to purchase Solutia's common stock will receive any consideration for those options in such a plan of reorganization.

---------------------------------------------------------------------------------------------------------
          (a)                (b)               (c)                   (d)                      (e)

                                                                  Number of
                                                                  Securities                Value of
                                                                  Underlying              Unexercised
                                                                  Unexercised             In-the-Money
                                                               Options at FY-End        Options at FY-End
                                                                     (#)                      ($)
                                                            ---------------------------------------------
                            Shares
                         Acquired on     Value Realized          Exercisable/             Exercisable/
         Name            Exercise (#)          ($)              Unexercisable            Unexercisable
---------------------------------------------------------------------------------------------------------
J. N. Quinn                 -0-                N/A              25,000/40,000               -0-/-0-

---------------------------------------------------------------------------------------------------------
L. De Temmerman             -0-                N/A              63,216/70,000               -0-/-0-

---------------------------------------------------------------------------------------------------------
R. L. Klein                 -0-                N/A               6,666/13,334               -0-/-0-

---------------------------------------------------------------------------------------------------------
J. F. Saucier               -0-                N/A              85,148/89,000               -0-/-0-

---------------------------------------------------------------------------------------------------------
J. M. Sullivan              -0-                N/A              86,849/61,334               -0-/-0-

---------------------------------------------------------------------------------------------------------
J. C. Hunter                -0-                N/A                 906,799/0                -0-/-0-

---------------------------------------------------------------------------------------------------------

LONG-TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR

         Targets for incentive award opportunities were not established for the January 1, 2004 through December 31, 2006 performance period under the Solutia Inc. 2002-2006 Long-Term Incentive Plan. No awards will be paid for this performance cycle.

PENSION PLANS

         The named executive officers are eligible for benefits payable under the defined benefit pension plans applicable to Solutia's regular full-time employees. An executive's benefits are based on his service, if any, with Pharmacia prior to the spinoff of Solutia and service with Solutia since the spinoff. Solutia's defined benefit pension plans for its U.S. employees consist of two accounts: a "Prior Plan Account" (for those employees who earned benefits under Pharmacia's pension plan before the spinoff) and a "Cash Balance Account." Both accounts were frozen as of June 30, 2004, with only interest credits being applied to the accounts after June 30, 2004.

         The opening balance of the Prior Plan Account was the December 31, 1996 present value of the executive's lump sum retirement benefit earned prior to January 1, 1997, under Pharmacia's defined benefit pension plans, calculated using the assumption that the monthly benefit would be payable at age 55 with no reduction for early payment. The formula used to calculate the opening balance was the greater of 1.4% (1.2% for executives hired on or after April 1, 1986) of average final compensation multiplied by years of service, without reduction for Social Security or other offset amounts, or 1.5% of average final compensation multiplied by years of service, less a 50% Social Security offset. Average final compensation for purposes of determining the opening balance was the greater of (1) average compensation received during the 36 months of employment with Pharmacia prior to 1997 or
(2) average compensation received during the highest three of the five calendar years of employment with Pharmacia prior to 1997. Until June 30, 2004, for each year of the executive's continued employment with Solutia (including all of 1997), the executive's Prior Plan Account increased by 4% to recognize that prior plan benefits would have grown as a result of pay increases. As a result of the plan freeze, the 4% annual increases to the Prior Plan Account were eliminated for service after June 30, 2004. The Prior Plan Account is credited with 8.5% interest each year until the executive reaches age 55.

         Until June 30, 2004, for each year during which the executive was employed by Solutia, 3% of annual compensation (salary and annual bonus) in excess of the Social Security wage base and a percentage, based on age, of annual compensation were credited to the Cash Balance Account. The applicable percentages and age ranges were: 3% before age 30, 4% for ages 30 to 39, 5% for ages 40 to 44, 6% for ages 45 to 49, and 7% for age 50 and over. In addition, the Cash Balance Account of executives who earned benefits under Pharmacia's defined benefit pension plans before 1997 was credited each year (for up to ten years based on prior years of service with Pharmacia before 1997) during which the executive was employed by Solutia (including all of 1997) with an amount equal to a percentage (based on age) of annual compensation. The applicable percentages and age ranges were: 2% before age 30, 3% for ages 30 to 39, 4% for ages 40 to 44, 5% for ages 45 to 49, and 6% for age 50 and over. As a result of the plan freeze, all credits to the Cash Balance Account that are based on annual compensation were eliminated for compensation earned after June 30, 2004. The Cash Balance Account is credited with interest each year based on the 30-year treasury rate. In light of the discontinuance of the 30-year treasury rate, the Cash Balance Account is currently credited with an interest rate determined and published by the Internal Revenue Service to serve as a proxy for the 30-year treasury rate.

         The estimated annual benefits payable as a single life annuity beginning at age 65 (assuming that each executive officer remains employed by Solutia until age 65) are as follows: Mr. Quinn, $9,391; Ms. Klein, $1,791; Mr. Saucier, $97,846; and Mr. Sullivan, $71,187. Mr. Hunter received a lump sum payment of $2,457,341 under the qualified pension plan in 2004 following his retirement from Solutia.

         The following table shows the annual normal retirement benefits payable under the pension plan applicable to Mr. De Temmerman and other employees of Solutia's Belgian subsidiary. The benefit levels in the table assume retirement at age 65 and payment in the form of a single life annuity. Remuneration is an average of the final three years of pay, excluding vacation pay and bonuses. Compensation used for pension formula purposes equates to salary reported in column (c) of the Summary Compensation Table minus the amount attributable to vacation pay (approximately $38,682 for 2004 and $20,097 for 2003). The benefit formula is integrated with the Belgian social security earnings ceiling, and the amounts shown in the table reflect integration based on the current Belgian social security ceiling.

-------------------------------------------------------------------------------
                                             Years of Service
Remuneration                 --------------------------------------------------
(in U.S.$)                     15         20        25         30        35
-------------------------------------------------------------------------------
125,000                       23,847     31,795    39,744     47,693    55,642
-------------------------------------------------------------------------------
150,000                       30,840     41,120    51,400     61,680    71,960
-------------------------------------------------------------------------------
175,000                       37,833     50,445    63,056     75,667    88,278
-------------------------------------------------------------------------------
200,000                       44,827     59,769    74,711     89,654   104,596
-------------------------------------------------------------------------------
225,000                       51,820     69,094    86,367    103,641   120,914
-------------------------------------------------------------------------------
250,000                       58,814     78,418    98,023    117,627   137,232
-------------------------------------------------------------------------------
300,000                       72,801     97,067   121,334    145,601   169,868
-------------------------------------------------------------------------------
400,000                      100,774    134,366   167,957    201,549   235,140
-------------------------------------------------------------------------------
450,000                      114,761    153,015   191,269    229,522   267,776
-------------------------------------------------------------------------------
500,000                      128,748    171,664   214,580    257,496   300,412
-------------------------------------------------------------------------------

         As of January 1, 2004, Mr. De Temmerman had 20.33 years of credited service and final average earnings of $272,704, as converted from euros using a rate of 1.23531 U.S. dollars per euro, the weighted average exchange rate for 2004.

AGREEMENTS WITH CURRENT AND FORMER NAMED EXECUTIVE OFFICERS

         The descriptions below are only summaries of the agreements that Solutia has with its current and former named executive officers and are qualified in their entirety by the actual agreements, copies of which have been filed with the Securities and Exchange Commission and are identified in the Exhibit Index to this Annual Report on Form 10-K.

Senior Executive Retention Agreements

         Effective July 19, 2004, Solutia entered into agreements with Mr. Quinn, Mr. De Temmerman and Mr. Sullivan ("Senior Executive Agreements"). The Senior Executive Agreements were approved by Solutia's board of directors and the bankruptcy court. The Senior Executive Agreements provide for a minimum annual base salary for each of these three executives retroactively to May 5, 2004 and during the Employment Period, i.e., the period from July 19, 2004 until the six month anniversary of the Emergence Date (as described below). Mr. Quinn's annual base salary will be not less than $500,000; Mr. De Temmerman's not less than euro 289,519 (corresponding to USD $350,000 at the exchange rate of 1.2089); and Mr. Sullivan's not less than $275,000. Each of these executives is entitled to participate in Solutia's annual incentive program with each having a target annual bonus opportunity of a percentage of his annual base salary. For Mr. Quinn, the percentage is 150%; for Mr. De Temmerman, 100%; and for Mr. Sullivan, 75%. Each is also entitled to participate in all long-term and other incentive plans or programs applicable to senior executive officers of Solutia and its subsidiaries and in the applicable savings, retirement, welfare benefit and vacation plans.

         The Senior Executive Agreements provide for eligibility for a special emergence bonus at such time, if ever, at which the bankruptcy court shall have confirmed a plan of reorganization of Solutia Inc. under Chapter 11 of the U.S. Bankruptcy Code and such plan shall have become effective (the "Emergence Date"), if the executives are employed by Solutia (or a subsidiary of Solutia) on the Emergence Date. If the executives are employed by Solutia on the six-month anniversary of the Emergence Date, or shall have been terminated by Solutia without Cause (as defined in the Senior Executive Agreements), or shall have resigned for Good Reason (as defined in the Senior Executive Agreements), or shall have died or been terminated for Disability (as defined in the Senior Executive Agreements), they shall be entitled to receive from Solutia a special emergence bonus. For Mr. Quinn the bonus will be equal to 50% of the bonus pool as determined in accordance with the terms of the Solutia Inc. Emergence Incentive Bonus Program ("Emergence Incentive Bonus Program") described in an attachment to the Senior Executive Agreements; for Mr. De Temmerman, 30%, and for Mr. Sullivan, 20%. Under the Emergence Incentive Bonus Program, the amount of the entire bonus pool cannot exceed $7.5 million. Funding of the bonus pool will depend upon the achievement of three performance measures: EBITDA, Enterprise Value and Unsecured Creditor Recoveries (all as defined and described in the Emergence Incentive Bonus Program). Solutia's board of directors, in its discretion, may elect to pay the bonuses in shares of Solutia common stock in lieu of cash. If the executive voluntarily terminates his employment other than for Good Reason or is terminated for Cause between the Emergence Date and the six-month anniversary thereof, then he shall forfeit his right to receive the special emergence bonus.

         If, during the Employment Period, Solutia terminates these executives other than for Cause, or they terminate their employment for Good Reason, Solutia will pay them: (a) any unpaid but accrued base salary through the Date of Termination (as defined in the Senior Executive Agreements), (b) any unpaid annual bonus earned with respect to the previous year, and (c) any unpaid accrued vacation pay (collectively, "Accrued Obligations"). In addition, if the Date of Termination occurs before the Emergence Date, the executives will receive an amount equal to 125% of their annual base salary immediately prior to the Date of Termination, provided that they waive any and all claims against Solutia and its subsidiaries. The executives will also be entitled to any other benefits or amounts, excluding severance or separation pay or benefits, for which they are eligible under any plan, program, or policy of Solutia and its subsidiaries, such as any vested benefit under any qualified defined benefit or defined contribution retirement plan in which they participate (collectively, "Other Benefits"). If employment terminates because of death or Disability, the executive or his estate, as applicable, will receive Accrued Obligations and Other Benefits.

         The Senior Executive Agreements also contain provisions relating to non-competition, protection of Solutia's confidential information and non-solicitation of Solutia employees.

         The Senior Executive Agreements supersede the prior retention agreements between Solutia and these executives that provided for a special incentive award equal to 100% of the executive's annual base salary, payable in two equal installments on June 30 and December 30, 2004. The Senior Executive Agreements also supersede the change-of-control agreements between Solutia and these executives. No payments were made under any of these superseded agreements.

International Assignment Agreement with Mr. De Temmerman

         Effective January 11, 2005, Solutia and Mr. De Temmerman entered into a letter agreement regarding the relocation of Mr. De Temmerman from Belgium to St. Louis, Missouri. The letter agreement provides for certain allowances (goods and services, housing and utilities, moving costs, automobile, family travel) so that Mr. De Temmerman will be made whole with respect to the costs incurred as a result of his relocation assignment. The letter agreement also provides that such assignment to St. Louis does not constitute Good Reason under his Senior Executive Agreement.

Agreement with Mr. Saucier

         Effective July 19, 2004, Solutia entered into an agreement with Mr. Saucier. The agreement was approved by Solutia's board of directors and the bankruptcy court. The agreement provides for a minimum annual base salary of not less than $320,000 retroactive to May 5, 2004, and during the Employment Period, i.e., the period from July 19, 2004 through June 30, 2006. The agreement further provides for a cash retention payment of $600,000 in four equal installments of $150,000 each, payable on the date of approval of the agreement by the bankruptcy court, December 31, 2004, June 30, 2005, and December 31, 2005, provided that Mr. Saucier has been continuously employed by Solutia from the effective date through the date of the applicable installment payment. In addition, Mr. Saucier is entitled to participate in Solutia's annual incentive program with a target annual bonus opportunity equal to 100% of his annual base salary. He is also entitled to participate in all long-term and other incentive plans or programs applicable to senior executives of Solutia and its subsidiaries and in the applicable savings, retirement, welfare benefit and vacation plans.

         If, during the Employment Period, Solutia terminates Mr. Saucier other than for Cause (as defined in the agreement), or Mr. Saucier terminates his employment for Good Reason (as defined in the agreement), Solutia will pay him: (a) any unpaid but accrued base salary through the Date of Termination (as defined in the agreement), (b) any unpaid annual bonus earned with respect to the previous year, and (c) any unpaid accrued vacation pay (collectively, "Accrued Obligations"). In addition, Mr. Saucier will receive an amount equal to 100% of his annual base salary and the cash retention payment to the extent not previously paid. Mr. Saucier will also be entitled to any other benefits or amounts, excluding severance or separation pay or benefits, for which he is eligible under any plan, program, or policy of Solutia and its subsidiaries, such as any vested benefit under any qualified defined benefit or defined contribution retirement plan in which he participates (collectively, "Other Benefits"). If employment terminates because of death or Disability (as defined in the agreement), Mr. Saucier or his estate, as applicable, will receive (a) Accrued Obligations, (b) Other Benefits, (c) an amount equal to the product of (x) $400,000 and (y) a fraction, the numerator of which is the number of whole months that have elapsed from July 1, 2004 through the Date of Termination, and the denominator of which is 24; and (d) an amount equal to the product of (x) any amount of cash retention payments described above that remain unpaid and (y) a fraction, the numerator of which is the number of days that have elapsed from the effective date through the Date of Termination, and the denominator of which is the number of days between the effective date and June 30, 2006. If Mr. Saucier voluntarily terminates his employment other than for Good Reason or is terminated for Cause, then he shall receive only Accrued Obligations and Other Benefits.

         If there is a change of control of Solutia (as defined in the agreement) and Mr. Saucier is not offered an employment agreement providing terms of employment substantially similar to those under which he is employed at the effective date, then Solutia will pay Mr. Saucier a special bonus of $400,000 and any cash retention payments described above that have accrued but have not been paid, provided that he waives any and all claims against Solutia and its subsidiaries.

         The agreement with Mr. Saucier also contains provisions relating to non-competition, protection of Solutia's confidential information and non-solicitation of Solutia employees.

         The agreement with Mr. Saucier supersedes the prior retention agreement between Solutia and Mr. Saucier that provided for a special incentive award equal to 100% of Mr. Saucier's annual base salary, payable in two equal installments on June 30 and December 30, 2004. The agreement with Mr. Saucier also supersedes the change-of-control agreement between Solutia and Mr. Saucier. No payments were made under either of these superseded agreements.

Agreements with Ms. Klein

         Effective June 17, 2004, Solutia entered into a retention agreement with Ms. Klein that was approved by the bankruptcy court. The agreement provides for a cash retention payment equal to 75% of Ms. Klein's base salary at the time of payment in four equal installments, provided that Ms. Klein remains employed by Solutia on the applicable payment date. The dates are June 30, 2004; December 31, 2004; a date which is as soon as practicable following the time, if ever, at which Solutia's plan of reorganization is confirmed by the bankruptcy court and the confirmation has become non-appealable; and the date that is the six-month anniversary of the date on which the order of confirmation became non-appealable. If Ms. Klein is terminated other than for Cause (as defined in the agreement) before an installment payment date, Solutia will pay her any unpaid retention amounts that would otherwise have been payable. This agreement supersedes a prior retention agreement under which no payments were made.

         Ms. Klein's offer of employment, dated June 4, 2003, provided for a starting annual base salary of $165,000, a target bonus opportunity of 20% of annual base salary under Solutia's annual incentive plan, and a target stock option grant of 10,000 shares of Solutia common stock. In addition, it provided that Ms. Klein would be eligible to participate in Solutia's 401(k) plan and its retirement benefit program. If terminated without Cause (as defined in the offer), the agreement provided that Ms. Klein would have been entitled to an amount equal to six months of her annual base salary as of the date of termination if the termination occurred within one year of her start date; and three months if she were terminated in the second year. Ms. Klein's annual base salary has been raised to $250,000 and her target bonus opportunity under the annual incentive plan to 75%.

Retention Agreements with Other Key Employees

         In addition to the retention agreements with the named executive officers described above, Solutia has instituted a Key Employee Retention Program, approved by the bankruptcy court, for approximately 190 employees consisting of senior level personnel, critical managers and technical personnel who provide essential management and other necessary services. The purpose of the program is to provide the key employees with competitive financial incentives to remain employees of Solutia throughout the critical stages of the Chapter 11 case and assume the additional administrative and operational burdens resulting from the case. The retention agreements with these employees provide for a cash retention award calculated as a multiple (25%, 50%, 75% or 100%, depending on the employee) of the key employee's base annual salary. The awards are to be paid out in four equal installments. The first two installments were paid on or about June 30, 2004 and December 31, 2004. The remaining two installments will be paid on the date when an order confirming a plan of reorganization has become final and non-appealable and on the six-month anniversary of that date. The retention payments will be made only if the key employee has, in the judgment of Solutia's chief executive officer or his designate, fulfilled his or her employment obligations and remains employed by Solutia, unless the employee has died, suffered total and permanent disability or been terminated without cause.

Separation Agreements with Former Named Executive Officers

         Effective May 19, 2004, Solutia entered into amended and restated separation agreements, approved by the bankruptcy court, with Mr. Hunter, who resigned as chairman of the board, chief executive officer, president and a director of Solutia, and Mr. Clausen, who resigned as vice chairman, chief financial officer, chief administrative officer and a director of Solutia, May 3, 2004, and retired effective May 31, 2004. The agreements provided that Mr. Hunter and Mr. Clausen would cooperate with Solutia and their successors in facilitating the transition in leadership. Mr. Hunter received a severance benefit of $1,840,000, and Mr. Clausen, $1,160,000, under letters of credit established in July 2003, pursuant to the retention agreements described below, as consideration for (a) their agreement to provide consulting services to Solutia at the rate of $400 per hour for Mr. Hunter and $200 per hour for Mr. Clausen, in each case after the first 40 hours (plus reasonable travel and other business expenses) until the earlier of the date that a plan of reorganization of Solutia under Chapter 11 has become non-appealable or December 31, 2005), (b) their waiver of any and all claims against Solutia, Pharmacia Corporation, Monsanto Company, and Pfizer Inc. for various benefits and payments, including any claims arising from their retention agreements dated June 30, 2003, and (c) their execution of releases and waivers of claims. In addition, Mr. Hunter and Mr. Clausen agreed to cooperate in any current or potential litigation involving issues relating to their job responsibilities or to decisions made during their employment with Solutia, not to disclose or use any confidential information of Solutia, and, for a period of two years, not to engage in or contribute their knowledge to any work or activity involving a product, process, service or development competitive with or similar to a product, process, service or development with respect to which they had access to confidential information while at Solutia without Solutia's consent. To date, no consulting services have been provided.

         The separation agreements superseded the retention agreements entered into with each of these former executives on June 30, 2003, each of which provided for a payment, secured by a letter of credit, equal to the executive's annual base salary on each of the first and second year anniversaries of the effective date of the agreement and a payment equal to half his annual base salary on the thirty-month anniversary of the effective date, provided that the executive remained employed by Solutia on such anniversaries or his employment was terminated by Solutia without Cause (as defined in the agreement) or by the executive for Good Reason (as defined in the agreement).

COMPENSATION OF DIRECTORS

         The following table shows the total compensation for 2004 paid to each of Solutia's current non-employee directors.

-------------------------------------------------------------------------------
Director                        Annual            Annual          Board and
                                Board          Retainer for       Committee
                               Retainer        Chairmanship    Attendance Fees
-------------------------------------------------------------------------------
Paul H. Hatfield (1)          $56,666.67          $52,500          $37,000
-------------------------------------------------------------------------------
Robert H. Jenkins (2)          56,666.67            2,500           30,000
-------------------------------------------------------------------------------
Philip R. Lochner, Jr.         56,666.67                            21,000
-------------------------------------------------------------------------------
Frank A. Metz, Jr. (3)         56,666.67            5,000           36,000
-------------------------------------------------------------------------------
J. Patrick Mulcahy             56,666.67                            33,000
-------------------------------------------------------------------------------
Sally G. Narodick              56,666.67                            31,000
-------------------------------------------------------------------------------
John B. Slaughter (4)          56,666.67            5,000           35,000
-------------------------------------------------------------------------------

(1) Mr. Hatfield became chairman of the board on May 3, 2004. In this capacity, he receives an annualized retainer of $75,000.

         He served as Chairman of the Executive Compensation and Development Committee until June 23, 2004.

(2) Mr. Jenkins became chairman of the Executive Compensation and Development Committee on June 23, 2004.

(3)      Mr. Metz is chairman of the Audit and Finance Committee.

(4)      Dr. Slaughter is chairman of the Governance Committee.

         Non-employee directors do not have a retirement plan, nor do they participate in Solutia's benefit plans.

         Directors who are Solutia employees do not receive payment for their services as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Executive Compensation and Development Committee is comprised of four directors: Mr. Jenkins, chairman, and Messrs. Lochner, Metz and Mulcahy. None of these individuals is a current or former officer or employee of Solutia or any of its subsidiaries, nor did any of these individuals have any reportable transactions with Solutia or any of its subsidiaries during 2004. During 2004, none of Solutia's executive officers served as a director or member of the compensation committee (or equivalent thereof) of another entity, any of whose executive officers served as a director of Solutia.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

         The following table shows Solutia common stock owned beneficially by Solutia's directors and executive officers, including Solutia's former chief executive officer, as of December 31, 2004, including those deferred shares credited to the account of each non-employee director that are payable in stock. Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock and that it is unlikely that its directors or executive officers will receive any consideration for their stock or those options in such a plan of reorganization. In general, "beneficial ownership" includes those shares a person has the power to vote, or the power to transfer, and stock options that are exercisable currently or become exercisable within 60 days. Except as otherwise noted, each person has sole voting and investment power over his or her shares.

--------------------------------------------------------------------------------------------------
                                       Shares of Common Stock    Shares Underlying
                                         Beneficially Owned     Options Exercisable
        Name                                  (a)(b)             Within 60 Days (c)     Total
-------------------------------------------------------------------------------------------------
Luc De Temmerman                                  50(d)                73,216            73,266
-------------------------------------------------------------------------------------------------
Paul H. Hatfield                              31,602                   19,333            50,935
-------------------------------------------------------------------------------------------------
John C. Hunter  III                                1                  903,554           903,555
-------------------------------------------------------------------------------------------------
Robert H. Jenkins                             24,372(e)                19,333            43,705
-------------------------------------------------------------------------------------------------
Rosemary L. Klein                                  0                    6,666             6,666
-------------------------------------------------------------------------------------------------
Philip R. Lochner, Jr.                         2,859                    6,554             9,413
-------------------------------------------------------------------------------------------------
Frank A. Metz, Jr.                            13,912                   19,333            33,245
-------------------------------------------------------------------------------------------------
J. Patrick Mulcahy                            31,348                   15,499            46,847
-------------------------------------------------------------------------------------------------
Sally G. Narodick                             16,426                   13,166            29,592
-------------------------------------------------------------------------------------------------
Jeffry N. Quinn                               45,710(f)                25,000            70,710
-------------------------------------------------------------------------------------------------
John F. Saucier                               23,916(g)                82,985           106,901
-------------------------------------------------------------------------------------------------
John B. Slaughter                             13,903(h)                19,333            33,236
-------------------------------------------------------------------------------------------------
James M. Sullivan                             13,966(i)                86,849           100,815
-------------------------------------------------------------------------------------------------
All directors and executive officers         234,988                1,361,451         1,596,439
  (14 persons)
--------------------------------------------------------------------------------------------------

(a) The number of shares shown includes shares held under the Solutia Inc. Savings and Investment Plan ("SIP"):

                    -----------------------------------------------------------
                    Mr. Quinn                                            5,710
                    -----------------------------------------------------------
                    Mr. Saucier                                         12,255
                    -----------------------------------------------------------
                    Mr. Sullivan                                        11,966
                    -----------------------------------------------------------
                    All directors and executive officers                46,854
                    -----------------------------------------------------------

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

(b) The number of shares shown includes those deferred shares credited to the account of each non-employee director that are scheduled to be paid out in the form of stock, as follows:

                    -----------------------------------------------------------
                    Mr. Hatfield                                        24,202
                    -----------------------------------------------------------
                    Mr. Jenkins                                         24,202
                    -----------------------------------------------------------
                    Mr. Lochner                                          2,859
                    -----------------------------------------------------------
                    Mr. Metz                                            12,103
                    -----------------------------------------------------------
                    Mr. Mulcahy                                         20,348
                    -----------------------------------------------------------
                    Mrs. Narodick                                       16,426
                    -----------------------------------------------------------
                    Dr. Slaughter                                       12,103
                    -----------------------------------------------------------

         The non-employee directors have no current voting or investment power over these deferred shares.

(c) The shares shown represent stock options granted under Solutia's incentive plans, including stock options resulting from the conversion of Pharmacia stock options at the time of the spinoff of Solutia by Pharmacia in 1997.

(d)      Mr. De Temmerman and his wife own these shares jointly.

(e) The number of shares shown for Mr. Jenkins includes 170 shares owned jointly by Mr. Jenkins and his wife.

(f) The number of shares shown for Mr. Quinn includes 20,000 shares owned in trust by Mr. Quinn's wife. Mr. Quinn expressly disclaims beneficial ownership of these shares.

(g) The number of shares shown for Mr. Saucier includes 20 shares owned by Mr. Saucier's wife.

(h) The number of shares shown for Dr. Slaughter includes 137 shares owned by Dr. Slaughter's wife. Dr. Slaughter expressly disclaims beneficial ownership of these shares.

(i) The number of shares shown for Mr. Sullivan includes 2,000 shares owned jointly by Mr. Sullivan and his wife.

         The total share holdings reported above for all directors and executive officers as a group equal approximately 1.5% of the number of shares of Solutia common stock outstanding on December 31, 2004. No director or executive officer holds more than 1% of these shares.

OWNERSHIP BY CERTAIN BENEFICIARIES

         The following table shows all persons or entities that Solutia knows were "beneficial owners" of more than five percent of Solutia common stock on December 31, 2004.

-----------------------------------------------------------------------------------------------------------
                                                 Amount and Nature of Beneficial
     Name and Address of Beneficial Owner       Ownership of Solutia Common Stock      Percent of Class
-----------------------------------------------------------------------------------------------------------
FMR Corp.                                                  12,452,080                     11.919% (a)
82 Devonshire Street
Boston, Massachusetts 02109
-----------------------------------------------------------------------------------------------------------

(a) This information is based on a Schedule 13G that FMR Corp. filed with the SEC on behalf of itself, its subsidiary Fidelity Management & Research Company, and certain FMR shareholders. Fidelity Management & Research Company, an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 12,452,080 shares (11.919% of Solutia's common stock) as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. One of these investment companies, Fidelity Low Priced Stock Fund, is the beneficial owner of 10,452,080 of these shares (10.004% of Solutia's common stock). FMR Corp. and Fidelity Management & Research Company have no sole or shared power to vote or direct the voting of these shares. They do have sole power to dispose of, or direct the disposition of, the shares.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information about Solutia's equity compensation plans as of December 31, 2004. Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock and that it is unlikely that its directors or executive officers will receive any consideration for their grants or awards under these equity compensation plans.

---------------------------------------------------------------------------------------------------------------------
                                                                                    Number of Securities Remaining
                              Number of Securities to       Weighted-Average         Available for Future Issuance
                              be Issued upon Exercise       Exercise Price of       under Equity Compensation Plans
                              of Outstanding Options,     Outstanding Options,      (Excluding Securities Reflected
                               Warrants, and Rights       Warrants, and Rights              in Column (a))
       Plan Category                    (a)                        (b)                            (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders         19,459,228                   15.70                       2,924,216(1)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders (2)                             273,431(3)                14.91(4)                       25,174(5)
---------------------------------------------------------------------------------------------------------------------
Total                                19,732,659                   15.69                       2,949,390
---------------------------------------------------------------------------------------------------------------------

(1) In addition to options and stock appreciation rights, both the Solutia Inc. 2000 Stock-Based Incentive Plan (2000 Plan) and the Solutia Inc. 1997 Stock-Based Incentive Plan (1997 Plan) provide for awards of restricted and unrestricted stock. Of the shares remaining available for future issuance under the 2000 Plan, up to 162,000 shares may be used for awards of restricted stock. The 2000 Plan does not limit the number of shares that may be used for awards of unrestricted stock, but unrestricted shares may be awarded only in lieu of cash payments under other incentive plans of Solutia and its subsidiaries. Because of forfeitures, 1,024,950 shares are available for issuance under the 1997 Plan. These may be used for awards of restricted or unrestricted stock or for stock options. Because of Solutia's Chapter 11 filing, it is unlikely that these available shares will ever be used.

(2) The Solutia Inc. Non-Employee Director Compensation Plan was not approved by Solutia's stockholders. This plan authorized the use of up to 400,000 treasury shares of Solutia common stock for non-qualified stock options and deferred stock. Shares subject to awards that are forfeited or terminated may not be re-issued under this plan. The participants in the plan are those directors of Solutia who are not employed by Solutia or any subsidiary of Solutia.

         Stock Options: The plan provided for an initial stock option grant on the date the director first became a non-employee director. In addition, each director elected or continuing in office received an annual stock option grant on the date of the annual meeting of stockholders. If a director was first elected at a time other than the date of the annual meeting, the director's annual grant for the first year was prorated to reflect the number of months or partial months served before the next annual meeting of stockholders. The exercise price of these options is equal to the fair market value of a share of Solutia common stock on the grant date. The stock options become exercisable in three equal annual installments. The options have a term of ten years but terminate two years after a director's board service ends for any reason, if earlier.

         Deferred Stock: Until May 2003, half of a director's annual retainer was mandatorily credited under this plan to the director's deferred stock account on a quarterly basis, with the deferred stock units to be paid out in shares of Solutia common stock following termination of the director's service on Solutia's board. The number of shares credited each quarter was determined by dividing the dollar amount of 1/8 of the retainer by the value of a share of Solutia common stock on the first trading day in the plan quarter. Each director was able to elect to receive the other half of the annual retainer in cash or to defer all or a part into the deferred stock account, an interest-bearing cash account, or both, with any deferred stock units to be paid in shares of Solutia common stock. In April 2003, the board of directors adopted the Solutia Inc. 2003 Non-Employee Director Compensation Plan, which provided for deferred stock units to be paid in cash, and beginning in May 2003 deferred stock units payable in cash were credited under that plan, and deferred stock units payable in stock ceased to be granted under this plan. In 2004, none of the compensation of Solutia's non-employee directors was deferred into any form of stock units; all such compensation was paid in cash.

(3) This number includes options to purchase 161,337 shares of Solutia common stock and 118,484 deferred stock units to be paid out in shares of Solutia common stock.

(4) This weighted average exercise price of outstanding options excludes deferred stock units, which do not have an exercise price.

(5) No further grants of deferred stock units will be made under the Solutia Inc. Non-Employee Director Compensation Plan. In addition, because of Solutia's Chapter 11 filing, it is unlikely that these available shares will be used for stock options either.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Hunter, who was the chairman of the board, chief executive officer, president and a director of Solutia, until May 3, 2004, received separation pay of $1,840,000 upon his termination. For more details, see "Separation Agreements with Former Named Executive Officers" on page 113 above.

         Mr. Saucier, Mr. Sullivan and one other executive officer, who is not a "named executive officer" for reporting purposes, have unsecured claims as creditors in Solutia's Chapter 11 case by virtue of their participation in Solutia's 401(k) excess benefit plan and/or non-qualified defined benefit pension plan. Vested amounts owed to them under these plans at the time that Solutia filed for Chapter 11 are as follows:

--------------------------------------------------------------------------------------------------
   Executive Officer               401(k) Excess Benefit Plan        Non-Qualified Pension Plan
--------------------------------------------------------------------------------------------------
J. F. Saucier                                1,040                             43,554
--------------------------------------------------------------------------------------------------
J. M. Sullivan                              33,164                              6,384
--------------------------------------------------------------------------------------------------
Other Executive Officer                      4,126                                 --
--------------------------------------------------------------------------------------------------

Mr. Hunter was an unsecured creditor for the same reason, but as part of his separation agreement (described on page 113 above), he released all claims to these benefits.

         In addition, each non-employee director is an unsecured creditor of Solutia with respect to deferred compensation that was payable in cash in the following amounts: Mr. Hatfield, $37,500; each other current director, $18,750.

         Each director and executive officer has also filed a proof of claim for benefits under Solutia's director and officer and fidelity insurance and for any right he or she may have to corporate indemnification. Each director and executive officer also has, by virtue of Solutia's Chapter 11 filing, a claim for shares of Solutia common stock held by the director and for the value of deferred stock units that were payable in shares of Solutia's common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT AUDITOR

         The Audit and Finance Committee of Solutia's board of directors appointed Deloitte & Touche LLP as principal independent auditors to examine the consolidated financial statements of Solutia and its subsidiaries for 2004 and 2003. The appointment for 2003 was ratified by Solutia's shareholders. The following table displays the aggregate fees billed to Solutia for the fiscal years ended December 31, 2004 and 2003, by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

-------------------------------------------------------------------------
    TYPE OF FEE                                   2004           2003
-------------------------------------------------------------------------
Audit Fees                                     $2,169,000     $1,372,000
-------------------------------------------------------------------------
Audit-Related Fees (1)                            118,000        494,000
-------------------------------------------------------------------------
Tax Fees (2)                                      663,000        498,000
-------------------------------------------------------------------------
All Other Fees (3)                                932,000        679,000
-------------------------------------------------------------------------

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

     (3) All Other Fees include fees for expatriate tax return preparation, international assignment services and various other permitted services.

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

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

      (a)   Documents filed as part of this Form 10-K:

      1.    Financial Statements--See the Index to Consolidated
            Financial Statements and Financial Statement Schedule at page 45 of this report.

      2. The following supplemental schedule for the years ended December 31, 2004, 2003 and 2002

            II--Valuation and Qualifying Accounts

      3. Exhibits--See the Exhibit Index beginning at page 121 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(a), 10(b), and 10(d) through 10(bb) on pages 122 and 123 of the Exhibit Index. The following exhibits listed in the Exhibit Index are filed with this Form 10-K:

            10(z)  Letter Agreement, dated June 4, 2003, between
                   Solutia Inc. and Rosemary L. Klein
            10(aa) Retention Agreement, dated as of June 17, 2004, by and between Solutia Inc. and Rosemary L. Klein
            10(bb) Form of Retention Agreement between Solutia Inc. and
                   Key Employees
            10(nn) Agreement, made as of December 30, 2004, by and among
                   Cytec Industries Inc., Solutia Inc., UCB SA, Solutia
                   Canada, Inc., Surface Specialties, Inc. and Surface
                   Specialties S.A.*
            12     Computation of the Ratio of Earnings to Fixed Charges
            21     Subsidiaries of the Registrant
            23(a) Consent of Independent Registered Public Accounting Firm 23(b) Consent of Independent Registered Public Accounting Firm 24(a) Powers of Attorney
            24(b)  Certified copy of board resolution authorizing Form
                   10-K filing using powers of attorney
            31(a)  Certification of Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002
            31(b)  Certification of Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002
            32(a)  Certification of Chief Executive Officer Pursuant to
                   18 U.S.C. Section 1350 as Adopted Pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002
            32(b)  Certification of Chief Financial Officer Pursuant to
                   18 U.S.C. Section 1350 as Adopted Pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002
            99     Solutia's Categorical Independence Standards for
                   Non-Employee Directors

*Confidentiality has been requested for a portion of this exhibit.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SOLUTIA INC.

                                              By:/s/ Timothy J. Spihlman
                                              ------------------------------
                                              Timothy J. Spihlman
                                              Vice President and Controller
                                              (Principal Accounting Officer)

Dated: March 9, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------------------
        Signature               Title                                      Date
--------------------------------------------------------------------------------------------
   /s/ Jeffry N. Quinn
-------------------------       President, Chief Executive Officer and     March 9, 2005
    Jeffry N. Quinn             Director
--------------------------------------------------------------------------------------------
  /s/ James M. Sullivan
-------------------------       Senior Vice President and Chief Financial  March 9, 2005
    James M. Sullivan           Officer
--------------------------------------------------------------------------------------------
 /s/ Timothy J. Spihlman
-------------------------       Vice President and Controller (Principal   March 9, 2005
   Timothy J. Spihlman          Accounting Officer)
--------------------------------------------------------------------------------------------
          *
-------------------------       Chairman of the Board and Director         March 9, 2005
    Paul H. Hatfield
--------------------------------------------------------------------------------------------
          *
-------------------------       Director                                   March 9, 2005
   Robert H. Jenkins
--------------------------------------------------------------------------------------------
          *
-------------------------       Director                                   March 9, 2005
 Philip R. Lochner, Jr.
--------------------------------------------------------------------------------------------
          *
-------------------------       Director                                   March 9, 2005
   Frank A. Metz, Jr.
--------------------------------------------------------------------------------------------
          *
-------------------------      Director                                   March 9, 2005
   J. Patrick Mulcahy
--------------------------------------------------------------------------------------------
          *
-------------------------      Director                                   March 9, 2005
    Sally G. Narodick
--------------------------------------------------------------------------------------------
          *
-------------------------      Director                                   March 9, 2005
    John B. Slaughter
--------------------------------------------------------------------------------------------

*Rosemary L. Klein, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

                                           /s/  Rosemary L. Klein
                                           -----------------------------------
                                           Rosemary L. Klein, Attorney-in-Fact

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


-------------
*Confidential treatment has been granted for a portion of this exhibit.




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

4(o) Terms and Conditions of Euronotes (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed February 23, 2004)

4(p) Form of Global Note (incorporated by reference to Exhibit 99.5 of Solutia's Form 8-K filed February 23, 2004)

9        Omitted--Inapplicable

10(a) Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-K for the year ended December 31, 1997)

10(b) Employee Benefits Allocation Agreement (incorporated by reference to Exhibit 10(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

10(c) Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10(b) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

10(d) Solutia Inc. Management Incentive Replacement Plan as amended in 1999 (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended June 30, 1999)

10(e) Solutia Inc. 1997 Stock-Based Incentive Plan as amended in 1999 and 2000 (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended June 30, 2000)

10(f) Solutia Inc. 2000 Stock-Based Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(g) Solutia Inc. Non-Employee Director Compensation Plan, as amended in 1999, 2000, and 2001 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended June 30, 2001)

10(h) Solutia Inc. 2003 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(i)    2004 Solutia Annual Incentive Plan (incorporated by reference to
         Exhibit 99.1 of the Solutia's Form 8-K, filed January 18, 2005)

10(j) Solutia Inc. Deferred Compensation Plan, as amended in 2002 (incorporated by reference to Exhibit 10(l) of Solutia's Form 10-K for the year ended December 31, 2002)

10(k) Solutia Inc. 2002-2006 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 14, 2002)

10(l) Retention Agreement with John C. Hunter III dated June 30, 2003 (incorporated by reference to Exhibit 10(c) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(m) Retention Agreement with Robert A. Clausen dated June 30, 2003 (incorporated by reference to Exhibit 10(d) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(n) Form of Retention Agreement between Solutia Inc. and other named Executive Officers (incorporated by reference to Exhibit 10(q) of Solutia's Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

10(o) Form of Employment Agreement with certain Named Executive Officers (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended March 31, 1998)

10(p) Form of Employment Agreement with other executive officers (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended March 31, 1998)

10(q) Change of Control Agreement between Solutia Inc. and Jeffry N. Quinn dated as of February 26, 2003 (incorporated by reference to
         Exhibit 10 of Solutia's Form 10-Q for the quarter ended March 31,
         2003)

10(r) Amended and Restated Separation Agreement and Release of Claims by and between Solutia Inc. and John C. Hunter III dated as of May 19, 2004 (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-Q for the quarter ended June 30, 2004)

10(s) Amended and Restated Separation Agreement and Release of Claims by and between Solutia Inc. and Robert A. Clausen dated as of May 19, 2004 (incorporated by reference to Exhibit 10(b) of Solutia's Form 10-Q for the quarter ended June 30, 2004)

10(t) Agreement by and between Solutia Inc. and Jeffry N. Quinn dated as of July 19, 2004 (incorporated by reference to Exhibit 10(c) of Solutia's Form 10-Q for the quarter ended June 30, 2004)

10(u) Agreement by and between Solutia Inc. and James M. Sullivan dated as of July 19, 2004 (incorporated by reference to Exhibit 10(d) of Solutia's Form 10-Q for the quarter ended June 30, 2004)

10(v) Agreement by and between Solutia Inc. and John F. Saucier dated as of July 19, 2004 (incorporated by reference to Exhibit 10(e) of Solutia's Form 10-Q for the quarter ended June 30, 2004)

10(w) Agreement by and between Solutia Inc. and Luc De Temmerman dated as of July 19, 2004 (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed January 18, 2005)

10(x) Letter Agreement between Solutia Inc. and Luc De Temmerman effective as of July 19, 2004 (incorporated by reference to Exhibit
         99.3 of Solutia's Form 8-K filed January 18, 2005)

10(y) Retention Agreement by and between Solutia Inc. and Max W. McCombs dated as of June 21, 2004 (incorporated by reference to Solutia's Form 10-Q for the quarter ended September 30, 2004)

10(z) Letter Agreement, dated June 4, 2003, between Solutia Inc. and Rosemary L. Klein

10(aa) Retention Agreement, dated as of June 17, 2004, by and between Solutia Inc. and Rosemary L. Klein

10(bb)   Form of Retention Agreement between Solutia Inc. and Key Employees

10(cc) Protocol Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 10(b) of Solutia's Form 10-Q for the quarter ended June 30, 2002)

10(dd) Protocol Agreement, dated as of November 15, 2002, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company
         (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed November 18, 2002)

10(ee) Amendment to Protocol Agreement, dated as of March 3, 2003, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10(t) of Solutia's Form10-K for the year ended December 31, 2003)

10(ff) Amendment to Protocol Agreement, dated August 4, 2003, by and among Pharmacia Corporation, Monsanto Company and Solutia Inc.
         (incorporated by reference to Exhibit 10(e) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(gg) Financing Agreement, dated as of January 16, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors and debtors-in-possession, as Borrowers, certain subsidiaries of Solutia Inc. listed as a Guarantor, as debtors and debtors-in-possession, as Guarantors, the lenders from time to time party thereto, as Lenders, Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Documentation Agent (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed January, 23,
         2004)

10(hh) Amendment No. 1 to Financing Agreement and Waiver, dated as of March 1, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc., as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent (incorporated by reference to Exhibit (incorporated by reference to Exhibit 10(y) of Solutia's Form 10-K for the year ended December 31, 2004)

10(ii) Amendment No. 2 to Financing Agreement and Waiver dated as of July 20, 2004 by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc. as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative agent and co-Documentation Agent and Wells Fargo Foothill, LLC, as C-Documentation Agent (incorporated by reference to Exhibit 10(f) of Solutia's Form 10-Q for the quarter ended June 30, 2004)

10(jj) Fiscal Agency Agreement, dated February 11, 2004, among Solutia Europe S.A./N.V., Kredietbank S.A. Luxembourgeoise, as fiscal agent and paying agent, and KBC Bank N.V., as principal paying agent (incorporated by reference to Exhibit 99.3 of Solutia's Form 8-K filed on February 23, 2004)

10(kk) Amendment No. 1 to the Fiscal Agency Agreement and Terms and Conditions of Notes dated as of November 9, 2004 (incorporated by reference to Solutia's Form 8-K filed November 16, 2004)

10(ll) Collateral Agency Agreement, dated February 11, 2004, among KBC Bank N.V., as Collateral Agent, Solutia Europe S.A./N.V., and the Subsidiary Guarantors (incorporated by reference to Exhibit 99.4 of Solutia's Form 8-K filed on February 23, 2004)

10(mm) Counterpart to the Collateral Agency Agreement dated March 4, 2004 (incorporated by reference to Exhibit 99,8 of Solutia's Form 8-K filed on March 11, 2004)

10(nn) Agreement, made as of December 30, 2004, by and among Cytec Industries Inc., Solutia Inc., UCB SA, Solutia Canada, Inc., Surface Specialties, Inc. and Surface Specialties S.A.*

11 Omitted--Inapplicable; see "Statement of Consolidated Operations" on page 48

12       Computation of the Ratio of Earnings to Fixed Charges

14 Solutia Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Item 14 of Solutia's Form 10-K for the year ended December 31, 2003)

16       Omitted--Inapplicable

18       Omitted--Inapplicable

21       Subsidiaries of the Registrant

22       Omitted--Inapplicable

23(a)    Consent of Independent Registered Public Accounting Firm

-------------
*Confidentiality has been requested for a portion of this exhibit.


23(b)    Consent of Independent Registered Public Accounting Firm

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

31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

32(b)    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

99       Solutia's Categorical Independence Standards for Non-Employee
         Directors


                                                   SCHEDULE II

                                                   SOLUTIA INC.

                                       VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                             (Dollars in Millions)

            COLUMN A                      COLUMN B               COLUMN C            COLUMN D       COLUMN E
---------------------------------       ------------   ---------------------------  ----------   --------------
                                                                Additions
                                                       ---------------------------
                                                          (1)
                                         Balance at    Charged to         (2)
                                        beginning of   costs and      Charged to                 Balance at end
           Description                      year        expenses    other accounts  Deductions     of period
---------------------------------       ------------   ----------   --------------  ----------   --------------
YEAR ENDED DECEMBER 31, 2004

  Valuation accounts for doubtful
    receivables                              $14           $ 2           $(5)           $ -           $11

  Restructuring reserves                      18            22             -             23            17

YEAR ENDED DECEMBER 31, 2003

  Valuation accounts for doubtful
    receivables                              $16           $ 5           $(7)           $ -           $14

  Restructuring reserves                       4            56             -             42            18

YEAR ENDED DECEMBER 31, 2002

  Valuation accounts for doubtful
    receivables                              $20           $ -           $(1)           $ 3           $16

  Restructuring reserves                       6             -             -              2             4