Form 10-Q
period 2005-03-31
SOLUTIA INC
filed 2005-04-29
CIK 1043382

============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                  FORM 10-Q


          (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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


                               (314) 674-1000
                               --------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                                    ---     ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER
(AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES  X   NO    .
                                                     ---     ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                        OUTSTANDING AT
                   CLASS                                MARCH 31, 2005
                   -----                                --------------

       COMMON STOCK, $0.01 PAR VALUE                  104,459,578 SHARES
       -----------------------------                  ------------------


============================================================================


                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           SOLUTIA INC.
                                      (DEBTOR-IN-POSSESSION)

                          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                            (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                                 ---------
                                                                            2005            2004
                                                                            ----            ----

NET SALES......................................................            $  733          $   644
Cost of goods sold.............................................               626              573
                                                                           ------          -------
GROSS PROFIT...................................................               107               71
Marketing expenses.............................................                33               34
Administrative expenses........................................                24               25
Technological expenses.........................................                11               10
                                                                           ------          -------
OPERATING INCOME ..............................................                39                2
Equity earnings (loss) from affiliates.........................                14               (9)
Interest expense (a)...........................................               (22)             (49)
Other income, net .............................................                 2               --
Loss on debt modification .....................................                --              (15)
Reorganization items, net .....................................                (5)             (25)
                                                                           ------          -------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE........................                28              (96)
Income tax expense.............................................                 7                4
                                                                           ------          -------
NET INCOME (LOSS)..............................................            $   21          $  (100)
                                                                           ======          =======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE....................            $ 0.20          $ (0.96)
                                                                           ======          =======

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING..........             104.5            104.6
                                                                            =====            =====

(a) Excludes unrecorded contractual interest expense of $8 in 2005 and 2004.

See accompanying Notes to Condensed Consolidated Financial Statements.

                                              SOLUTIA INC.
                                         (DEBTOR-IN-POSSESSION)

                    CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                         (DOLLARS IN MILLIONS)
                                              (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                     ---------
                                                                               2005              2004
                                                                               ----              ----
NET INCOME (LOSS)....................................................          $  21           $  (100)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.....................................             (5)               (2)
                                                                               -----           -------
COMPREHENSIVE INCOME (LOSS)..........................................          $  16           $  (102)
                                                                               =====           =======

See accompanying Notes to Condensed Consolidated Financial Statements.



                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                               CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)

                                                                                       MARCH 31,         December 31,
                                                                                         2005                2004
                                                                                         ----                ----
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents.................................................            $      66           $      115
Trade receivables, net of allowances of $9 in 2005 and $11 in 2004........                  297                  286
Miscellaneous receivables ................................................                   80                   93
Inventories...............................................................                  263                  239
Prepaid expenses and other assets.........................................                   34                   45
                                                                                      ---------           ----------
TOTAL CURRENT ASSETS......................................................                  740                  778
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
  $2,515 in 2005 and $2,511 in 2004.......................................                  822                  841
INVESTMENTS IN AFFILIATES.................................................                  180                  177
GOODWILL..................................................................                   76                   76
IDENTIFIED INTANGIBLE ASSETS, net ........................................                   37                   38
OTHER ASSETS..............................................................                  144                  166
                                                                                      ---------           ----------
TOTAL ASSETS..............................................................            $   1,999           $    2,076
                                                                                      =========           ==========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable .........................................................            $     193           $      198
Accrued liabilities ......................................................                  209                  283
Short-term debt ..........................................................                  320                  300
                                                                                      ---------           ----------
TOTAL CURRENT LIABILITIES ................................................                  722                  781
LONG-TERM DEBT ...........................................................                  270                  285
OTHER LIABILITIES ........................................................                  262                  267
                                                                                      ---------           ----------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................                1,254                1,333

LIABILITIES SUBJECT TO COMPROMISE ........................................                2,173                2,187

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
  Issued: 118,400,635 shares in 2005 and 2004 ............................                    1                    1
  Additional contributed capital .........................................                   56                   56
  Treasury stock, at cost (13,941,057 shares in 2005 and 2004) ...........                 (251)                (251)
Net deficiency of assets at spin-off......................................                 (113)                (113)
Accumulated other comprehensive loss......................................                  (80)                 (75)
Accumulated deficit.......................................................               (1,041)              (1,062)
                                                                                      ---------           ----------
TOTAL SHAREHOLDERS' DEFICIT...............................................               (1,428)              (1,444)
                                                                                      ---------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............................            $   1,999           $    2,076
                                                                                      =========           ==========


See accompanying Notes to Condensed Consolidated Financial Statements.


                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (DOLLARS IN MILLIONS)
                                                       (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                             2005                 2004
                                                                                             ----                 ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  OPERATING ACTIVITIES:
  Net income (loss)............................................................            $     21             $   (100)
  Adjustments to reconcile to Cash From Operations:
         Depreciation and amortization.........................................                  30                   32
         Restructuring expenses and other charges..............................                  --                   56
         Amortization of deferred credits......................................                  (2)                  (9)
         Other, net............................................................                  --                    2
         Changes in assets and liabilities:
              Income and deferred taxes........................................                 (13)                   2
              Trade receivables................................................                 (11)                 (40)
              Inventories......................................................                 (24)                 (14)
              Accounts payable.................................................                  (5)                  79
              Liabilities subject to compromise................................                 (14)                   7
              Other assets and liabilities.....................................                 (52)                 (26)
                                                                                           --------             --------
CASH USED IN OPERATIONS........................................................                 (70)                 (11)
                                                                                           --------             --------

INVESTING ACTIVITIES:
Property, plant and equipment purchases........................................                 (14)                 (11)
Other investing activities.....................................................                  --                   (1)
                                                                                           --------             --------
CASH USED IN INVESTING ACTIVITIES..............................................                 (14)                 (12)
                                                                                           --------             --------

FINANCING ACTIVITIES:
Net change in short-term debt obligations......................................                  20                 (361)
Proceeds from long-term debt obligations.......................................                  --                  300
Net change in cash collateralized letters of credit............................                  15                   61
Other financing activities.....................................................                  --                  (12)
                                                                                           --------             --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES................................                  35                  (12)
                                                                                           --------             --------

DECREASE IN CASH AND CASH EQUIVALENTS..........................................                 (49)                 (35)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..............................................................                 115                  159
                                                                                           --------             --------
END OF PERIOD..................................................................            $     66             $    124
                                                                                           ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for reorganization items.........................................            $    (12)            $     (4)
                                                                                           ========             ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


1. NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDINGS

Nature of Operations

         Solutia Inc., together with its subsidiaries (referred to herein as "Solutia" or the "Company"), is a global manufacturer and marketer of a variety of high-performance chemical-based materials. Solutia is a world leader in performance films for laminated safety glass and after-market applications; specialty products such as water treatment chemicals, heat transfer fluids and aviation hydraulic fluids; and an integrated family of nylon products including high-performance polymers and fibers.

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

Bankruptcy Proceedings

Overview
--------

         On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries (collectively, "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

         The filing was made to restructure Solutia's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and reduce costs, in order to allow Solutia to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain postretirement benefits and liabilities under operating contracts, all of which were assumed by Solutia at the time of the spinoff (collectively, "legacy liabilities"). These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs have been an obstacle to Solutia's financial stability and success. While Solutia believes it will be able to significantly reduce the legacy liabilities through the bankruptcy process, there can be no certainty that it will be successful in doing so.

         Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under bankruptcy court protection from creditors and claimants. Since the Chapter 11 filing, all orders sufficient to enable Solutia to conduct normal business activities, including the approval of Solutia's DIP financing, have been entered by the bankruptcy court. While Solutia is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the bankruptcy court.

         As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to an order of the bankruptcy court. November 30, 2004 was the last date by which holders of pre-filing date claims against the Debtors could file proofs of claim with respect to such claims. Any holder of a claim that was required to file a proof of claim by November 30, 2004, and did not do so, may be barred from asserting such claim against the Debtors and, accordingly, may not be able to participate in any distribution with respect to such claim. Differences between claim amounts identified by the Debtors and proofs of claim filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process, and only holders of claims that are ultimately allowed for purposes of the Chapter 11 case will be entitled to distributions. Solutia has not yet completed its analysis of all the proofs of claim.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


Because the settlement terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

         In order to exit Chapter 11 successfully, Solutia must propose and obtain confirmation by the bankruptcy court of a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. As provided by the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The bankruptcy court has subsequently approved several extensions of the exclusivity period, the most recent of which is set to expire on July 11, 2005. No assurance can be given that any future extension requests will be granted by the bankruptcy court. Moreover, although Solutia expects to file a plan of reorganization that provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that a plan of reorganization will be confirmed by the bankruptcy court or that any such plan will be implemented successfully.

         Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock, and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization. Solutia is unable to estimate what recovery such a plan of reorganization will provide to holders of Solutia's outstanding debt securities. While Solutia filed for Chapter 11 in part to gain relief from the legacy liabilities it was required to assume when it was spun off from Pharmacia, the extent to which such relief will be achieved is uncertain at this time. It is also possible that Solutia will agree to retain a portion of the legacy liabilities as part of its plan of reorganization.

Basis of Presentation
---------------------

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Solutia's 2004 Annual Report on Form 10-K ("2004 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") on March 10, 2005.

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

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications of prior year's financial information have been made to conform to the 2005 presentation.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


Condensed Consolidating Financial Statements
--------------------------------------------

         Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and March 31, 2004 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

                         CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2005

                                                 Solutia and
                                                 Subsidiaries     Subsidiaries                  Solutia and
                                                      in             not in                     Subsidiaries
                                                 Reorganization  Reorganization   Eliminations  Consolidated
                                                 --------------  --------------   ------------  ------------
ASSETS
Current assets............................       $    461            $  371         $   (92)    $      740
Property, plant and equipment, net........            690               132              --            822
Investment in subsidiaries and affiliates.            339               227            (386)           180
Goodwill and identified intangible assets,
  net.....................................            101                12              --            113
Other assets..............................             93                51              --            144
                                                 ------------------------------------------------------------
   TOTAL ASSETS...........................       $  1,684            $  793         $  (478)    $    1,999
                                                 ============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)
Current liabilities.......................       $    730            $  175         $  (183)    $      722
Long-term debt............................             --               270              --            270
Other liabilities.........................            209                53              --            262
                                                 ------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO
 COMPROMISE...............................            939               498            (183)         1,254

LIABILITIES SUBJECT TO COMPROMISE.........          2,173                --              --          2,173

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......         (1,428)              295            (295)        (1,428)

                                                 ------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)................................       $  1,684            $  793         $  (478)    $    1,999
                                                 ============================================================

                       CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004

                                                  Solutia and
                                                 Subsidiaries     Subsidiaries                  Solutia and
                                                      in             not in                     Subsidiaries
                                                 Reorganization  Reorganization   Eliminations  Consolidated
                                                 --------------  --------------   ------------  ------------
ASSETS
Current assets............................       $    476            $  390         $   (88)    $      778
Property, plant and equipment, net........            701               140              --            841
Investment in subsidiaries and affiliates.            324               232            (379)           177
Goodwill and identified intangible assets,
  net.....................................            102                12              --            114
Other assets..............................            110                56              --            166
                                                 ------------------------------------------------------------
   TOTAL ASSETS...........................       $  1,713            $  830         $  (467)    $    2,076
                                                 ============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)
Current liabilities.......................       $    758            $  202         $  (179)    $      781
Long-term debt............................             --               285              --            285
Other liabilities.........................            212                55              --            267
                                                 ------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO
 COMPROMISE...............................            970               542            (179)         1,333

LIABILITIES SUBJECT TO COMPROMISE.........          2,187                --              --          2,187

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......         (1,444)              288            (288)        (1,444)

                                                 ------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)................................       $  1,713            $  830         $  (467)    $    2,076
                                                 ============================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                  Solutia and
                                                 Subsidiaries     Subsidiaries                  Solutia and
                                                      in             not in                     Subsidiaries
                                                 Reorganization  Reorganization   Eliminations  Consolidated
                                                 --------------  --------------   ------------  ------------
NET SALES.................................       $    593            $  243         $  (103)    $      733
Cost of goods sold........................            536               202            (112)           626
                                                 ------------------------------------------------------------
GROSS PROFIT..............................             57                41               9            107

Marketing, administrative and
 technological expenses...................             52                16              --             68
                                                 ------------------------------------------------------------
OPERATING INCOME..........................              5                25               9             39

Equity earnings (loss) from affiliates....             32                (1)            (17)            14
Interest expense..........................            (16)               (6)             --            (22)
Other income, net.........................              6                 2              (6)             2
Reorganization items, net.................             (5)               --              --             (5)
                                                 ------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE..........             22                20             (14)            28

Income tax expense........................              1                 6              --              7
                                                 ------------------------------------------------------------
NET INCOME................................       $     21            $   14         $   (14)    $       21
                                                 ============================================================

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                  Solutia and
                                                 Subsidiaries     Subsidiaries                  Solutia and
                                                      in             not in                     Subsidiaries
                                                 Reorganization  Reorganization   Eliminations  Consolidated
                                                 --------------  --------------   ------------  ------------
NET SALES.................................       $    524            $  209         $   (89)    $      644
Cost of goods sold........................            493               176             (96)           573
                                                 ------------------------------------------------------------
GROSS PROFIT..............................             31                33               7             71

Marketing, administrative and
 technological expenses...................             54                15              --             69
                                                 ------------------------------------------------------------
OPERATING INCOME (LOSS)...................            (23)               18               7              2

Equity earnings (loss) from affiliates....            (17)                2               6             (9)
Interest expense..........................            (42)               (7)             --            (49)
Other income (expense), net...............              7                (2)             (5)            --
Loss on debt modification.................             --               (15)             --            (15)
Reorganization items, net.................            (25)               --              --            (25)
                                                 -------------- ----------------- ------------- -------------
LOSS BEFORE INCOME TAX EXPENSE ...........           (100)               (4)              8            (96)

Income tax expense .......................             --                 4              --              4
                                                 ------------------------------------------------------------
NET LOSS .................................       $   (100)           $   (8)        $     8     $     (100)
                                                 ============================================================

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                  Solutia and
                                                 Subsidiaries     Subsidiaries                  Solutia and
                                                      in             not in                     Subsidiaries
                                                 Reorganization  Reorganization   Eliminations  Consolidated
                                                 --------------  --------------   ------------  ------------
Net Cash Provided by (Used in) Operating
 Activities.................................     $    (75)           $     5        $     --    $      (70)
Net Cash Used in Investing Activities.......          (11)                (3)             --           (14)
Net Cash Provided by (Used in) Financing
  Activities................................           43                 (8)             --            35
                                                 ------------------------------- ----------------------------
Net Decrease in Cash and Cash Equivalents...          (43)                (6)             --           (49)

Cash and Cash Equivalents:
  Beginning of year.........................           50                 65              --           115
                                                 ------------------------------------------------------------
  End of period.............................     $      7            $    59        $     --    $       66
                                                 ============================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                  Solutia and
                                                 Subsidiaries     Subsidiaries                  Solutia and
                                                      in             not in                     Subsidiaries
                                                 Reorganization  Reorganization   Eliminations  Consolidated
                                                 --------------  --------------   ------------  ------------
Net Cash Provided by (Used in) Operating
 Activities.................................     $    (24)         $     13         $    --     $     (11)
Net Cash Used in Investing Activities.......           (7)               (5)             --           (12)
Net Cash Provided by (Used in) Financing
 Activities.................................          (18)                6              --           (12)
                                                 ------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
 Equivalents................................          (49)               14              --           (35)

Cash and Cash Equivalents:
  Beginning of year.........................          125                34              --           159
                                                 ------------------------------------------------------------
  End of period.............................     $     76          $     48         $    --     $     124
                                                 ============================================================

Recently Issued Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. Historically Solutia has elected to follow the guidance of APB 25 which allowed Solutia to use the intrinsic value method of accounting to value its share-based payment transactions with employees. Based on this method, Solutia did not recognize compensation expense in its consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. Solutia is required to adopt SFAS 123R by January 1, 2006. The impact on Solutia's net income (loss) will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 3 and is contingent upon the number of future options granted, the selected transition method and the selection among acceptable valuation methodologies for valuing options.

2.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

         Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as a debtor-in-possession. These estimated claims are reflected in the Condensed Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of March 31, 2005 and December 31, 2004 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations with claimants, rejection or assumption of executory contracts, determination of value of any collateral securing claims, reconciliation of proofs of claim or other events.

         Solutia has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses;
(vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of March 31, 2005 and December 31, 2004, as applicable.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


         The amounts subject to compromise consisted of the following items:

                                                                          MARCH 31,       DECEMBER 31,
                                                                            2005              2004
                                                                            ----              ----
      Postretirement benefits (a)...............................           $1,085            $1,090
      Litigation reserves (b)...................................              141               141
      Accounts payable (c)......................................              121               130
      Environmental reserves (d)................................               82                82
      Other miscellaneous liabilities...........................               76                76

      6.72% debentures due 2037(e)..............................              150               150
      7.375% debentures due 2027(e).............................              300               300
      11.25% notes due 2009 (f).................................              223               223
      Other (g).................................................               43                43
                                                                           ------            ------
                                                                              716               716
      Unamortized debt discount and debt issuance costs.........              (48)              (48)
                                                                           ------            ------
           TOTAL DEBT SUBJECT TO COMPROMISE.....................              668               668
                                                                           ------            ------

      TOTAL LIABILITIES SUBJECT TO COMPROMISE...................           $2,173            $2,187
                                                                           ======            ======

(a) Postretirement benefits include Solutia's domestic (i) qualified pension plan liabilities of $450 and $445 as of March 31, 2005 and December 31, 2004, respectively; (ii) non-qualified pension plan liabilities of $18 as of March 31, 2005 and December 31, 2004, respectively; and (iii) other postretirement benefits liabilities of $617 and $627 as of March 31, 2005 and December 31, 2004, respectively. Pursuant to a bankruptcy court order, Solutia made payments with respect to other postretirement obligations of approximately $21 in the three months ended March 31, 2005.
(b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of March 31, 2005 and December 31, 2004.
(c) Pursuant to bankruptcy court orders, Solutia settled certain accounts payable liabilities subject to compromise in the first quarter 2005.
(d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. See Note 7 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.
(e) While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the three months ended March 31, 2005 was approximately $8.
(f) Pursuant to a bankruptcy court order, Solutia is required to continue payments of the contractual interest on its 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code; provided, however, that Solutia's official committee of unsecured creditors (the "Creditors' Committee") has the right at any time, and Solutia has the right at any time after the payment of the contractual interest due in July 2005, to seek to terminate Solutia's obligation to continue making the interest payments. Solutia or the Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after a showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and whether that value is decreasing during the course of Solutia's bankruptcy case. The amount of contractual interest paid with respect to these notes was approximately $13 in the three months ended March 31, 2005, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of March 31, 2005 and December 31, 2004.
(g) Represents the debt obligation incurred upon the consolidation of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The obligation, representing the synthetic lease arrangement with respect to Solutia's headquarters building, was reclassified to liabilities subject to compromise in 2004 as Solutia believes it is unable to continue to perform on this debt obligation.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


     Reorganization Items, net

         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         Reorganization items, net consisted of the following items:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                          ---------
                                                                                 2005                 2004
                                                                                 ----                 ----
         Professional fees (a).....................................             $  (11)              $  (13)
         Contract termination costs (b)............................                 --                   (9)
         Severance and employee retention costs (c)................                 (6)                  (3)
         Adjustments to allowed claim amounts (d)..................                (11)                  --
         Settlements of pre-petition claims (e)....................                 29                   --
         Other ....................................................                 (6)                  --
                                                                                ------               ------
         TOTAL REORGANIZATION ITEMS, NET...........................             $   (5)              $  (25)
                                                                                ======               ======

(a) Professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings.
(b) Asset write-offs associated with contract rejections and terminations resulting from the ongoing reorganization-related evaluation of the financial viability of Solutia's existing contracts.
(c) Expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court.
(d) Adjustments to record certain pre-petition claims at estimated amounts of the allowed claims.
(e) Represents the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded.

3.  STOCK OPTION PLANS

         Solutia applies APB No. 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in the Condensed Consolidated Statement of Operations, as all options granted under the plans had an exercise price equal to the market value of the Company's stock on the date of the grant. However, see Note 1 for a summary of expected future changes in accounting practices with respect to Solutia's stock option plans based upon Solutia's required adoption of SFAS No. 123R no later than January 1, 2006. The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards:

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                         ---------
                                                                                  2005              2004
                                                                                  ----              ----
         NET INCOME (LOSS):
            As reported.............................................            $     21           $  (100)
            Deduct: Total stock-based employee compensation
              expense determined using the Black-Scholes
              option-pricing model for all awards, net of
              tax...................................................                  --                (1)
                                                                                --------           -------
            Pro forma...............................................            $     21           $  (101)
                                                                                ========           =======
         INCOME (LOSS) PER SHARE:
            Basic and diluted - as reported.........................            $   0.20           $ (0.96)
            Basic and diluted - pro forma...........................            $   0.20           $ (0.97)

         Compensation expense resulting from the fair value method may not be representative of compensation expense to be incurred on a pro forma basis in future years. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes option-pricing model. In addition, Solutia believes that its plan of reorganization will provide for cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock, and that it is unlikely that holders of options to purchase Solutia's common stock will receive any consideration for those options in such a plan of reorganization.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and trademarks are allocated to the Performance Products and Services segment, which includes the CPFilms and Pharmaceutical Services reporting units. Trademarks are included within Identified Intangible Assets, net in the Condensed Consolidated Statement of Financial Position. The allocation of these items is as follows:

                                                                                                 TOTAL
                                                                                              PERFORMANCE
                                                                           PHARMACEUTICAL     PRODUCTS AND
                                                             CPFILMS          SERVICES          SERVICES
                                                          --------------------------------------------------
Goodwill, December 31, 2004......................             $   76           $    --            $  76
Translation......................................                 --                --               --
                                                          --------------- ------------------ ---------------
GOODWILL, MARCH 31, 2005.........................             $   76           $    --            $  76
                                                          ==================================================


Trademarks, December 31, 2004....................             $   26           $     1            $  27
Translation......................................                 --                --               --
                                                          --------------------------------------------------
TRADEMARKS, MARCH 31, 2005.......................             $   26           $     1            $  27
                                                          ==================================================


                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



         Amortized identified intangible assets generally are comprised of contract-based intangible assets and are summarized in aggregate as follows:

                                                                       GROSS         ACCUMULATED      NET CARRYING
                                                                   CARRYING VALUE    AMORTIZATION         VALUE
                                                                   ------------------------------------------------
    Amortized Intangible Assets, December 31, 2004........             $   31          $    (20)        $  11
    Translation...........................................                 (1)               --            (1)
    Amortization..........................................                 --                --            --
                                                                   ------------------------------------------------
    AMORTIZED INTANGIBLE ASSETS, MARCH 31, 2005...........             $   30          $    (20)        $  10
                                                                   ================================================

         There were no material acquisitions of intangible assets and there have been no changes to amortizable lives or methods during the first quarter 2005. In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $1 annually from 2005 through 2009. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. However, impairment analyses are performed more frequently if changes in circumstances indicate the carrying value may not be recoverable during the period between annual impairment tests.

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

INVENTORIES                                                               MARCH 31,          DECEMBER 31,
                                                                            2005                 2004
                                                                            ----                 ----
Finished goods................................................            $    217              $   223
Goods in process..............................................                 129                   99
Raw materials and supplies....................................                  95                   92
                                                                          --------              -------
Inventories, at FIFO cost.....................................                 441                  414
Excess of FIFO over LIFO cost.................................                (178)                (175)
                                                                          --------              -------
TOTAL INVENTORIES.............................................            $    263              $   239
                                                                          ========              =======

         Inventories at FIFO approximate current cost.

                                                                          MARCH 31,           DECEMBER 31,
ACCRUED LIABILITIES                                                         2005                 2004
                                                                            ----                 ----
Wages and benefits............................................            $     32             $     55
Accrued rebates and sales returns/allowances..................                  26                   31
Accrued interest..............................................                  11                   25
Other.........................................................                 140                  172
                                                                          --------             --------
TOTAL ACCRUED LIABILITIES.....................................            $    209             $    283
                                                                          ========             ========


6.  RESTRUCTURING RESERVES

         During the first quarter 2005, Solutia announced that it will exit its acrylic fibers business during the second quarter 2005. As a result in the first quarter 2005, Solutia recorded restructuring charges of $10 in Reorganization Items, net including $6 of various asset write-downs and $4 of severance and retraining costs. This action resulted from Solutia's continued strategic evaluation of its businesses and the resulting charges were recorded in the Integrated Nylon segment. Solutia is currently forecasting an additional $1 of net charges as a result of this action, which will be recorded during the remainder of 2005. However, Solutia cannot forecast the level of future restructuring charges beyond this specifically identified action due to the inherent uncertainty involved in operating

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



as a debtor-in-possession under Chapter 11 bankruptcy protection. In addition, Solutia recorded $1 of severance and retraining costs in the first quarter 2005 in reorganization items involving headcount reductions primarily in its Integrated Nylon segment and corporate function.

         During the first quarter 2004, Solutia recorded restructuring charges of $5 to cost of goods sold, including $2 related to non-cancelable operating leases, $1 of severance and retraining costs associated with workforce reduction initiatives, and $2 of other various restructuring charges. These restructuring charges resulted from Solutia's continued strategic evaluation of its businesses and were recorded in the Performance Products and Services segment.

         A summary of restructuring activity during the first quarter 2005 is presented as follows:

                                                                     FUTURE                      ASSET
                                               DECOMMISSIONING/      LEASE       EMPLOYMENT      WRITE-
                                                 DISMANTLING        PAYMENTS     REDUCTIONS      DOWNS       TOTAL
                                             -------------------------------------------------------------------------
   Balance at December 31, 2004............        $  5               $ 12          $ --         $ --        $ 17
     Charges taken.........................          --                 --             5            6          11
     Amounts utilized......................          --                (12)           (1)          (6)        (19)
                                             -------------------------------------------------------------------------
   BALANCE AT MARCH 31, 2005...............        $  5               $ --          $  4         $ --        $  9
                                             =========================================================================


7.  CONTINGENCIES

Litigation

         Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 bankruptcy case. This estimated unsecured claim amount of $141 was classified as a liability subject to compromise as of March 31, 2005 and December 31, 2004.

         Solutia's 2003 Form 10-K/A described a number of legal proceedings in which Solutia was a named defendant or was defending solely due to its indemnification obligations referred to above. Solutia is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, Solutia has ceased reporting on the status of those legal proceedings. The legal proceedings which are in this category are (i) Owens v. Monsanto; (ii) Payton v. Monsanto; (iii) other Anniston cases not described in this report;
(iv) the PENNDOT case; and (v) premises based asbestos litigation.

         Following is a summary of legal proceedings that Solutia or certain of its equity affiliates continue to manage that could result in an outcome that is material to the consolidated financial statements.

Anniston Partial Consent Decree
-------------------------------

         On August 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Partial Consent Decree in an action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if polychlorinated biphenyls ("PCBs") are at a level of 1 part per million

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


("ppm") or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the Anniston PCB site, and to pay EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston. A dispute arose between the EPA and Solutia regarding the scope and application of the automatic stay arising as a result of Solutia's Chapter 11 filing to the remaining obligations under the Partial Consent Decree. On April 19, 2004, the district court held that the Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and as a result the automatic stay provisions of the U.S. Bankruptcy Code are inapplicable to Solutia's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and Solutia stipulate that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. Solutia filed a motion asking the district court to reconsider its order and to bring it into accord with the Stipulation and Agreed Order consented to by the EPA and entered by the bankruptcy court. On September 9, 2004, the district court denied Solutia's motion and declared that the automatic stay is inapplicable to Solutia's obligations under the Partial Consent Decree to perform site work. Solutia appealed this ruling to the Eleventh U.S. Circuit Court of Appeals, which dismissed the appeal for lack of jurisdiction. Solutia did not appeal this ruling.

Flexsys Related Litigation
--------------------------

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

         State court actions against Flexsys. Although not named as a defendant, Solutia is aware of 22 purported class actions filed in various state courts against Flexsys and other producers of rubber chemicals. In 20 of these cases, plaintiffs seek actual and treble damages under state law on behalf of all retail purchasers of tires in that state since as early as 1994. In the other two cases, plaintiffs make similar allegations and seek similar relief on behalf of all consumers of products containing rubber, including tires. Twelve of these cases remain pending at the trial level in procedural stages or are pending on appeal following dismissal as to Flexsys on procedural grounds. In another case, defendants have appealed following the denial of their motion to dismiss for lack of standing. On March 1, 2005, Solutia became aware of a new state court action filed in Tennessee on behalf of consumers who allegedly purchased any product containing rubber chemicals in Tennessee or a number of other states. The case was filed against Flexsys and other rubber chemical producers and also names Solutia. The allegations in the case are similar to the two cases described above which were previously filed in other states on behalf of all consumers of products containing rubber chemicals, including tires and requests the same form of relief. The case is automatically stayed against Solutia.

         Canadian actions against Flexsys. In May 2004, two purported class actions were filed in the Province of Quebec, Canada, against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Plaintiffs seek statutory damages of (CAD) $14.6 along with exemplary damages of (CAD) $0.000025 per person. A hearing will be scheduled to determine which case will be allowed to go forward. Solutia is not a defendant in either of these class actions.

         Federal court actions by purchasers of rubber chemicals. Eight purported class actions filed in the U.S. District Court for the Northern District of California on behalf of all individuals and entities that had purchased rubber chemicals in the United States during the period January 1, 1995 until October 10, 2002, against Solutia, Flexsys and a number of other companies producing rubber chemicals have been consolidated into a single action called In Re Rubber Chemicals Antitrust Litigation. The consolidated action alleges price-fixing and seeks treble

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


damages and injunctive relief under U.S. antitrust laws on behalf of all the plaintiffs. Solutia filed a Suggestion of Bankruptcy in this consolidated action staying the litigation against it. A settlement agreement was filed with the district court on February 18, 2005. If approved by the district court, the agreement would release Flexsys, Solutia, Akzo and their predecessors in interest from any further liability to the members of the class with respect to the allegations in the action. RBX Industries, Inc. v. Bayer Corp., Flexsys, et.al., originally filed in federal court in Pennsylvania in July 2004, was removed to the U.S. District Court for the Northern District of California. This case alleges that during the period 1995 through 2001 the defendants, which do not include Solutia, conspired through common marketing and sales practices to cause plaintiffs to pay supra-competitive prices for rubber chemicals and seeks treble damages. In March 2005, PolyOne Corporation and Parker Hannifin Corporation filed a new action in the U.S. District Court for the Northern District of Ohio alleging the same claims and requesting essentially the same relief as the plaintiffs in RBX Industries, Inc. v. Bayer Corp., Flexsys, et al. The new action named a number of corporations, included Solutia and Flexsys, as defendants. However, PolyOne asserted no claims against Solutia or Flexsys as part of the new action. This new case is automatically stayed with respect to Solutia and Parker Hannifin has filed a motion to voluntarily dismiss Solutia from the case without prejudice.

         Federal court actions alleging violations of federal securities laws. Six purported shareholder class actions were filed in the U.S. District Court for the Northern District of California against Solutia, its then and former chief executive officers and its then chief financial officer. The complaints were consolidated into a single action called In Re Solutia Securities Litigation, and a consolidated complaint which named two additional defendants, Solutia's then current and past controllers, was filed. The consolidated complaint alleges that, from December 16, 1998 to October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys' results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during the period. The plaintiffs seek damages and any equitable relief that the court deems proper. The consolidated action is automatically stayed with respect to Solutia by virtue of Section 362(a) of the U.S. Bankruptcy Code. The consolidated complaint was dismissed as against the individual defendants for failure to state a claim, but plaintiffs were granted the right to file an amended complaint, which they did. The second amended complaint against the individual defendants was dismissed with prejudice on January 4, 2005. On March 24, 2005 the court issued an order of finality with respect to the dismissal of the complaint against the individual defendants. The plaintiffs have thirty days from the date such order is entered to appeal the dismissal.

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

Other Legal Proceedings
-----------------------

         On October 7, 2004, a purported class action captioned Dickerson v. Feldman, et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleges breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA") and seeks to recover alleged losses in the Solutia Inc. Savings and Investment Plan ("SIP Plan") arising from the alleged imprudent investment of SIP Plan assets in Solutia's common stock during the period from December 16, 1998 through the date the action was filed. The investment is

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


alleged to have been imprudent because of Solutia's legacy environmental and litigation liabilities and because of Flexsys' alleged involvement in the matters described above under "Flexsys Related Litigation". The action seeks monetary payment to the SIP Plan to compensate for the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 against Solutia in the U.S. Bankruptcy Court for the Southern District of New York. The plaintiff then sought to withdraw the reference of his ERISA claim from the bankruptcy court to the district court so that the proof of claim and the class action could be considered together by the district court. On March 11, 2005 the district court denied without prejudice plaintiff's motion to withdraw the reference.

         On October 14, 2003, Solutia filed an action captioned Solutia Inc.
v. FMC Corporation in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology contributed by FMC to Astaris, the 50/50 joint venture between Solutia and FMC. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against FMC in the U.S. Bankruptcy Court for the Southern District of New York. FMC filed a motion with the bankruptcy court to withdraw the reference. The motion was granted, and, as a result, the matter is now pending in the U.S. District Court for the Southern District of New York. FMC filed a motion to dismiss Solutia's action based upon an alleged lack of standing. On March 29, 2005 the court granted in part and denied in part FMC's motion to dismiss. Specifically, the court dismissed with prejudice two of Solutia's claims for breach of contract. The court denied FMC's motion to dismiss Solutia's other claim for breach of contract and its claims for breach of fiduciary duty, negligent misrepresentation and fraud and fraud in the inducement. Solutia is vigorously pursuing this action.

Environmental Liabilities

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $77 and $78 as of March 31, 2005 and December 31, 2004, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Condensed Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

         Solutia had an accrued liability of $82 as of March 31, 2005 and December 31, 2004 for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Condensed Consolidated Statement of Financial Position as of both March 31, 2005 and December 31, 2004, as Solutia currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. Remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 bankruptcy case.

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


Astaris Joint Venture

         On October 8, 2003 Solutia and Astaris, a 50/50 joint venture with FMC Corporation ("FMC"), amended Astaris' external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris. Solutia used approximately $36 in 2004 for investment payments ("keepwell payments") to keep the Astaris joint venture in compliance with its financial covenants. There were no keepwell payments made in 2005. The remaining commitment to Astaris was $10 as of December 31, 2004, which was subsequently terminated as part of Astaris' refinancing of its credit facility on February 8, 2005 (as further described below).

         Solutia and FMC had also agreed to allow Astaris to defer up to $27 of payment obligations to each of Solutia and FMC under existing operating agreements and certain other agreements. The deferral amount outstanding from Astaris to Solutia was $16 as of December 31, 2004. In February 2005, this deferral agreement was terminated and all amounts outstanding were paid in full in conjunction with the Astaris refinancing (as further described below).

         On February 8, 2005 Astaris refinanced its existing $20 credit facility that was scheduled to expire in September 2005 with a new three-year, $75 revolving credit facility. Among other items, the new credit facility allowed Astaris to repay Solutia and FMC approximately $16 each that had been deferred under existing operating agreements and certain other agreements. Completion of the new facility also resulted in the release of a $10 letter of credit back to Solutia that was previously established to support prior keepwell arrangements that have now been terminated as part of the new credit facility. Under the new credit facility Astaris is required to delay certain payments to Solutia and FMC if it does not achieve certain financial metrics, with repayment of such deferred amounts required once Astaris achieves the required financial metrics. Solutia does not believe the amount of any potential deferred payments or the deferral period will be significant.

UCB S.A. Dispute
----------------

         On December 2, 2002 Solutia signed a definitive stock and asset purchase agreement ("SAPA") to sell its resins, additives and adhesives businesses to UCB S.A. ("UCB") for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003 the sale was completed. In connection with the closing of the transactions contemplated under the SAPA, Solutia and UCB entered into contracts for the provision of certain goods and services to UCB following closing. After the closing, disputes arose between the parties under these contracts and the SAPA, with each party asserting that the other owed it certain sums. These disputes were unresolved as of Solutia's Chapter 11 filing date. Solutia had approximately $30 recorded for this liability as of December 31, 2004. As a result of Solutia's Chapter 11 bankruptcy filing, this liability was classified as subject to compromise in the Condensed Consolidated Statement of Financial Position. On December 30, 2004 Solutia, UCB and Cytec Industries ("Cytec") entered into an agreement to settle most of the contract disputes, subject to bankruptcy court approval and closing of the stock and asset purchase agreement between UCB and Cytec dated October 1, 2004. Pursuant to the settlement agreement, among other things, UCB waived certain tax indemnity and purchase price adjustment claims against Solutia arising under the SAPA. The transactions contemplated under the stock and asset purchase agreement between UCB and Cytec closed on March 1, 2005 and the bankruptcy court entered an order approving the terms of the settlement agreement on March 2, 2005.

         The settlement agreement (i) resolved issues arising out of various contracts entered into by Solutia in connection with the sale of Solutia's resins, additives and adhesives business to UCB pursuant to the SAPA, and
(ii) required Solutia to assume certain of the foregoing contracts as amended under the settlement agreement and to consent to the assignment to Cytec of such contracts in connection with the sale of certain of UCB's assets to Cytec pursuant to a stock and asset purchase agreement between UCB and Cytec dated October 1, 2004. In exchange for Solutia's assumption of certain contracts and consent to UCB's assignment thereof to Cytec, UCB waived (i) certain tax indemnity and purchase price adjustment claims against Solutia arising under the SAPA, and (ii) all pre-petition

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


claims against Solutia for amounts allegedly due UCB for accounts receivable collected by Solutia on behalf of UCB. Also, certain monetary disputes arising under the SAPA and certain other contracts between Solutia and UCB were resolved. In addition, UCB retained its unliquidated tax indemnity claim against Solutia, and Solutia reserved any and all of its rights to object to or otherwise dispute such claim as part of the claims resolution process in its bankruptcy case. Overall, the net impact of this settlement agreement resulted in an approximate $28 gain in the first quarter 2005 recorded within Reorganization Items, net in the Condensed Consolidated Statement of Operations.

Impact of Chapter 11 Proceedings
--------------------------------

         During the reorganization process, substantially all pending litigation against Solutia and its subsidiaries that filed for reorganization under Chapter 11 ("Debtors") is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims addressed by the bankruptcy court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations with claimants, assumption or rejection of executory contracts, determination as to the value of any collateral securing claims, reconciliation of proofs of claim or other events. Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process. The amount of pre-filing claims ultimately allowed by the bankruptcy court with respect to contingent claims may be materially different from the amounts reflected in the condensed consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to their filing date may be subject to compromise in connection with the plan of reorganization. The ultimate resolution of all of these claims may be settled through negotiation as opposed to court proceedings, with the result being that Solutia may retain certain obligations currently classified as subject to compromise in the Condensed Consolidated Statement of Financial Position.

8.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

         For the quarterly periods ended March 31, 2005 and 2004, Solutia's pension and healthcare and other benefit costs were as follows:

                                                    PENSION BENEFITS           HEALTHCARE AND OTHER BENEFITS
                                                    ----------------           -----------------------------
                                                  2005             2004            2005              2004
                                                  ----             ----            ----              ----
Service costs for benefits earned.............    $   2            $   7           $   1             $   3
Interest costs on benefit obligation..........       18               21               9                11
Assumed return on plan assets.................      (17)             (20)             --                --
Prior service costs ..........................       --                4              (3)               (4)
Recognized net loss...........................        3                2               4                 3
                                                  -----            -----           -----             -----
TOTAL.........................................    $   6            $  14           $  11             $  13
                                                  =====            =====           =====             =====

Changes in Solutia's Pension and Other Postretirement Benefit Plans

         Solutia amended its U.S. qualified and non-qualified pension plans in 2004 to cease future benefit accruals effective July 1, 2004 for non-union participants in these plans. Solutia also amended its U.S. postretirement plan for non-union, active employees effective September 1, 2004. These changes included discontinuation of all postretirement benefits after attaining age 65, changes to certain eligibility requirements for pre-65 postretirement benefits and the eventual elimination of these benefits by 2016, and elimination of retiree life insurance benefits for future retirees. See Note 16 in Solutia's 2004 Form 10-K for further information with respect to these actions.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


Employer Contributions

         According to current IRS funding rules, Solutia does not expect to be required to make pension contributions to its U.S. qualified pension plan in 2005. However, Solutia may elect to make voluntary contributions to the pension trust in 2005 in order to minimize future required contributions. No contributions were made to the U.S. qualified pension plan in the first quarter 2005.

9.  SEGMENT DATA

         Solutia's management is organized around two strategic business platforms: Performance Products and Services and Integrated Nylon. Solutia's reportable segments and their major products are as follows:

                 PERFORMANCE PRODUCTS AND SERVICES                            INTEGRATED NYLON
                 ---------------------------------                            ----------------
    SAFLEX(R) and VANCEVA(R) plastic interlayer                 Nylon intermediate "building block" chemicals

    Polyvinyl butyral for KEEPSAFE(R) and KEEPSAFE              Merchant polymer and nylon extrusion polymers,
    MAXIMUM(R) laminated window glass                           including VYDYNE(R) and ASCEND(R)

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


         Segment data for the quarterly periods ended March 31, 2005 and 2004 are as follows:

                                                        2005                        2004
                                                ----------------------     -----------------------
                                                    NET       PROFIT           NET       PROFIT
                                                   SALES      (LOSS)          SALES      (LOSS)
                                                   -----      ------          -----      ------
SEGMENT:
Performance Products and Services............      $ 287      $  35           $ 271      $   25
Integrated Nylon.............................        446         (1)            373         (12)
                                                   -----      -----           -----      ------
SEGMENT TOTALS...............................        733         34             644          13

RECONCILIATION TO CONSOLIDATED TOTALS:

    Corporate expenses.......................                   (11)                        (11)
    Equity earnings (loss) from affiliates...                    13                          (9)
    Interest expense.........................                   (22)                        (49)
    Other income, net........................                     1                          --
    Loss on debt modification................                    --                         (15)
    Reorganization items, net................                    13                         (25)
CONSOLIDATED TOTALS:                               -----                      -----
   NET SALES.................................      $ 733      -----           $ 644      ------
                                                   =====                      =====
   INCOME (LOSS) BEFORE INCOME TAXES.........                 $  28                      $  (96)
                                                              =====                      ======


10. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

         CPFilms Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc., Solutia Investments, LLC and Solutia Business Enterprises, Inc., wholly-owned subsidiaries of Solutia (the "Guarantors"), are guarantors of Solutia's 11.25% Senior Secured Notes due 2009 (the "Notes"). In connection with the completion of the October 2003 credit facility, Solutia Investments, LLC and Solutia Business Enterprises, Inc. became guarantors of the Notes through cross-guarantor provisions. Solutia's obligations under the October 2003 facility were paid in full with the proceeds of a final DIP facility dated January 16, 2004, which payment did not affect the Guarantors' obligations in respect of the Notes. Certain other wholly-owned subsidiaries of Solutia (the "DIP Guarantors") guaranteed the final DIP facility (as well as a smaller, interim DIP facility put in place as of December 19, 2003), but the DIP Guarantors were not required by the cross-guarantor provisions to guarantee the Notes.

         The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             THREE MONTHS ENDED MARCH 31, 2005

                                                 Parent Only                       Non-                       Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors    Eliminations    Solutia Inc.
                                                 ------------    ----------     ----------    ------------    ------------
NET SALES..................................           $551           $40           $244          $(102)            $733
Cost of goods sold.........................            518            16            203           (111)             626
                                               ----------------------------------------------------------------------------
GROSS PROFIT...............................             33            24             41              9              107

Marketing expenses.........................             19             6              8             --               33
Administrative expenses....................             14             2              8             --               24
Technological expenses.....................             10            --              1             --               11
                                               ----------------------------------------------------------------------------
OPERATING INCOME (LOSS)....................            (10)           16             24              9               39

Equity earnings (loss) from affiliates.....             68            13             (1)           (66)              14
Interest expense...........................            (32)           --            (13)            23              (22)
Other income, net..........................              1            20             10            (29)               2
Reorganization items, net..................             (5)           --             --             --               (5)
                                               ----------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE...........             22            49             20            (63)              28

Income tax expense.........................              1            --              6             --                7
                                               ----------------------------------------------------------------------------
NET INCOME.................................           $ 21           $49           $ 14          $ (63)            $ 21
                                               ============================================================================


                                 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                             THREE MONTHS ENDED MARCH 31, 2005

                                                Parent Only                      Non-                       Consolidated
                                                Solutia Inc.     Guarantors    Guarantors    Eliminations    Solutia Inc.
                                                ------------     ----------    ----------    ------------    ------------
NET INCOME.................................         $ 21            $ 49          $ 14         $ (63)            $ 21
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments...........           (5)             (4)           (7)           11               (5)
                                              ----------------------------------------------------------------------------
COMPREHENSIVE INCOME.......................         $ 16            $ 45          $  7         $ (52)            $ 16
                                              ============================================================================



                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             THREE MONTHS ENDED MARCH 31, 2004

                                                  Parent Only                      Non-                       Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors    Eliminations    Solutia Inc.
                                                  ------------    ----------    ----------    ------------    ------------
NET SALES..................................           $ 483           $39          $211           $(89)           $ 644
Cost of goods sold.........................             473            18           178            (96)             573
                                                ---------------------------------------------------------------------------
GROSS PROFIT...............................              10            21            33              7               71

Marketing expenses.........................              21             5             8             --               34
Administrative expenses....................              16             2             7             --               25
Technological expenses.....................               9             1            --             --               10
                                                ---------------------------------------------------------------------------
OPERATING INCOME (LOSS)....................             (36)           13            18              7                2

Equity earnings (loss) from affiliates.....              15            (8)            2            (18)              (9)
Interest expense...........................             (58)           --           (15)            24              (49)
Other income, net..........................               4            19             6            (29)              --
Loss on debt modification..................              --            --           (15)            --              (15)
Reorganization Items, net..................             (25)           --            --             --              (25)
                                                ---------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE....            (100)           24            (4)           (16)             (96)

Income tax expense.........................              --            --             4             --                4
                                                ---------------------------------------------------------------------------
NET INCOME (LOSS)..........................           $(100)          $24          $ (8)          $(16)           $(100)
                                                ===========================================================================


                             CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                             THREE MONTHS ENDED MARCH 31, 2004

                                                  Parent Only                      Non-                      Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                  ------------    ----------    ----------   ------------    ------------
NET INCOME (LOSS)..........................          $(100)           $24           $(8)         $(16)          $(100)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments...........             (2)            (1)            3            (2)             (2)
                                                ---------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)................          $(102)           $23           $(5)         $(18)          $(102)
                                                ===========================================================================


                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                      MARCH 31, 2005

                                                  Parent Only                     Non-                        Consolidated
                                                  Solutia Inc.   Guarantors    Guarantors    Eliminations     Solutia Inc.
                                                  ------------   ----------    ----------    ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents......................    $     2       $     5        $    59       $     --          $    66
Trade receivables, net.........................          4           161            132             --              297
Intercompany receivables.......................        115           746             86           (947)              --
Miscellaneous receivables......................         54             1             25             --               80
Inventories....................................        130            33            115            (15)             263
Prepaid expenses and other current assets......         16            --             15              3               34
                                                 --------------------------------------------------------------------------
TOTAL CURRENT ASSETS...........................        321           946            432           (959)             740

PROPERTY, PLANT AND EQUIPMENT, NET.............        612            78            132             --              822
INVESTMENTS IN AFFILIATES......................      2,272           196             20         (2,308)             180
GOODWILL.......................................         --            72              4             --               76
IDENTIFIED INTANGIBLE ASSETS, NET..............          2            27              8             --               37
INTERCOMPANY ADVANCES..........................        128         1,238            772         (2,138)              --
OTHER ASSETS...................................         93            --             51             --              144
                                                 --------------------------------------------------------------------------
                  TOTAL ASSETS.................    $ 3,428       $ 2,557        $ 1,419       $ (5,405)         $ 1,999
                                                 ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable...............................    $   142       $     8        $    43       $     --          $   193
Intercompany payables..........................        106             3            112           (221)              --
Accrued liabilities............................        120            11             80             (2)             209
Short-term debt................................        320            --             --             --              320
Intercompany short-term debt...................         --            --            208           (208)              --
                                                 --------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES......................        688            22            443           (431)             722

LONG-TERM DEBT.................................         --            --            270             --              270
INTERCOMPANY LONG-TERM DEBT....................         --            --            437           (437)              --
OTHER LIABILITIES..............................        209            --             53             --              262
                                                 --------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE....        897            22          1,203           (868)           1,254

LIABILITIES SUBJECT TO COMPROMISE..............      3,959           412             21         (2,219)           2,173

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock...................................          1            --             --             --                1
Additional contributed capital.................         56            --             --             --               56
Treasury stock.................................       (251)           --             --             --             (251)
Net (deficiency) excess of assets at spin-off
  and subsidiary capital.......................       (113)        2,123            195         (2,318)            (113)
Accumulated other comprehensive loss...........        (80)           --             --             --              (80)
Accumulated deficit............................     (1,041)           --             --             --           (1,041)
                                                 --------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)...........     (1,428)        2,123            195         (2,318)          (1,428)
                                                 --------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT).....................................    $ 3,428       $ 2,557        $ 1,419       $ (5,405)         $ 1,999
                                                 =========================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                     DECEMBER 31, 2004

                                                  Parent Only                      Non-                       Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors    Eliminations    Solutia Inc.
                                                 ------------    ----------     ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................         $    43        $     7        $    65       $     --          $   115
Trade receivables, net....................               7            131            148             --              286
Intercompany receivables..................             130            759             77           (966)              --
Miscellaneous receivables.................              65              1             27             --               93
Inventories...............................             112             28            116            (17)             239
Prepaid expenses and other assets.........              27             --             15              3               45
                                                 --------------------------------------------------------------------------
TOTAL CURRENT ASSETS......................             384            926            448           (980)             778

PROPERTY, PLANT AND EQUIPMENT, NET........             623             78            140             --              841
INVESTMENTS IN AFFILIATES.................           2,220            189             22         (2,254)             177
GOODWILL..................................              --             71              5             --               76
IDENTIFIED INTANGIBLE ASSETS, net.........               2             27              9             --               38
INTERCOMPANY ADVANCES.....................             128          1,238            806         (2,172)              --
OTHER ASSETS..............................             111             --             55             --              166
                                                 --------------------------------------------------------------------------
TOTAL ASSETS..............................         $ 3,468        $ 2,529        $ 1,485       $ (5,406)         $ 2,076
                                                 ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..........................         $   138        $     8        $    53       $     (1)         $   198
Intercompany payables.....................             113             17            109           (239)              --
Accrued liabilities.......................             176             11             96             --              283
Short-term debt...........................             300             --             --             --              300
Intercompany short-term debt..............              --             --            214           (214)              --
                                                 --------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.................             727             36            472           (454)             781

LONG-TERM DEBT............................              --             --            285             --              285
INTERCOMPANY LONG-TERM DEBT...............              --             --            463           (463)              --
OTHER LIABILITIES.........................             212             --             56             (1)             267
                                                 --------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO
 COMPROMISE...............................             939             36          1,276           (918)           1,333

LIABILITIES SUBJECT TO COMPROMISE.........           3,973            415             22         (2,223)           2,187

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock..............................               1             --             --             --                1
Additional contributed capital ...........              56             --             --             --               56
Treasury stock............................            (251)            --             --             --             (251)
Net (deficiency) excess of assets at
 spin-off and subsidiary capital..........            (113)         2,078            187         (2,265)            (113)
Accumulated other comprehensive loss......             (75)            --             --             --              (75)
Accumulated deficit.......................          (1,062)            --             --             --           (1,062)
                                                 --------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......          (1,444)         2,078            187         (2,265)          (1,444)
                                                 --------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)................................         $ 3,468        $ 2,529        $ 1,485       $ (5,406)         $ 2,076
                                                 ==========================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             THREE MONTHS ENDED MARCH 31, 2005

                                                Parent Only                       Non-                      Consolidated
                                                Solutia Inc.     Guarantors    Guarantors   Eliminations    Solutia Inc.
                                                ------------     ----------    ----------   ------------    ------------
CASH FROM (USED IN) OPERATIONS.................    $ (74)           $ --          $  4          $ --            $ (70)
                                               ---------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases........       (9)             (2)           (3)           --              (14)
                                               ---------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES..............       (9)             (2)           (3)           --              (14)
                                               ---------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations......       20              --            --            --               20
Net change in cash collateralized letters of
 credit........................................       15              --            --            --               15
Changes in investments and advances from
 (to) affiliates...............................        7              --            (7)           --               --
                                               ---------------------------------------------------------------------------
CASH FROM (USED IN) FINANCING ACTIVITIES.......       42              --            (7)           --               35
                                               ---------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS..........      (41)             (2)           (6)           --              (49)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..............................       43               7            65            --              115
                                               ---------------------------------------------------------------------------
END OF PERIOD..................................    $   2            $  5          $ 59          $ --            $  66
                                               ===========================================================================



                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             THREE MONTHS ENDED MARCH 31, 2004

                                                Parent Only                       Non-                       Consolidated
                                                Solutia Inc.     Guarantors    Guarantors    Eliminations    Solutia Inc.
                                                ------------     ----------    ----------    ------------    ------------
CASH FROM (USED IN) OPERATIONS.................    $   6           $ (36)         $ 19          $ --            $ (11)
                                               ---------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases........       (6)             (1)           (4)           --              (11)
Other investing activities.....................       --              --            (1)           --               (1)
                                               ---------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES..............       (6)             (1)           (5)           --              (12)
                                               ---------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations......     (361)             --            --            --             (361)
Proceeds from long-term debt obligations.......      300              --            --            --              300
Net change in cash collateralized letters of
 credit........................................       61              --            --            --               61
Changes in investments and advances from
 (to) affiliates...............................      (51)             47             4            --               --
Deferred debt issuance costs...................       (8)             --            (4)           --              (12)
                                               ---------------------------------------------------------------------------
CASH FROM (USED IN) FINANCING ACTIVITIES.......      (59)             47            --            --              (12)
                                               ---------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...................................      (59)             10            14            --              (35)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..............................      105              20            34            --              159
                                               ---------------------------------------------------------------------------
END OF PERIOD..................................    $  46           $  30          $ 48          $ --            $ 124
                                               ===========================================================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

         This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, Solutia's ability to develop, confirm and consummate a Chapter 11 plan of reorganization; Solutia's ability to reduce its overall leveraged position; the potential adverse impact of Solutia's Chapter 11 filing on its operations, management and employees, and the risks associated with operating businesses under Chapter 11 protection; Solutia's ability to comply with the terms of its debtor-in-possession ("DIP") financing facility; customer response to Solutia's Chapter 11 filing; general economic, business and market conditions; customer acceptance of new products; raw material and energy costs or shortages; limited access to capital resources; currency and interest rate fluctuations; increased competitive and/or customer pressure; gain or loss of significant customers; compression of credit terms with suppliers; exposure to product liability and other litigation; changes in cost of environmental remediation obligations and other environmental liabilities; changes in accounting principles generally accepted in the U.S.; ability to implement cost reduction initiatives in a timely manner; geopolitical instability; and changes in pension and other postretirement assumptions.

OVERVIEW

Summary of Significant First Quarter 2005 Events

Senior Management Changes
-------------------------

         Jonathon Wright joined Solutia in the first quarter 2005 as a senior vice president of Solutia and president of Integrated Nylon, succeeding John Saucier, formerly president of Integrated Nylon. In this role, Mr. Wright will lead Solutia's Integrated Nylon business, with responsibility for all commercial, operational and strategic aspects of the business. James Voss also joined Solutia in the first quarter 2005 as senior vice president of business operations. In this role, Mr. Voss will have responsibility on an enterprise-wide basis for human resources, procurement, information technology, governmental affairs, communications and public affairs.

Reorganization Strategy
-----------------------

         Solutia continued to take positive actions in the first quarter 2005 to achieve its reorganization strategy, which involves the principal objectives of (i) managing the businesses to enhance Solutia's performance;
(ii) making changes to Solutia's asset portfolio to maximize the value of the estate; (iii) achieving reallocation of "legacy liabilities"; and (iv) negotiating an appropriate capital structure. Recent actions regarding financial performance enhancement and changes to its asset portfolio are explained further below. In addition, Solutia continues to pursue a reallocation of legacy liabilities as part of reaching a consensual agreement on the plan of reorganization through negotiations with the other constituents in the bankruptcy case. However, as a result of the numerous uncertainties and complexities inherent in Solutia's bankruptcy proceedings, its ability to emerge and timing of emergence from bankruptcy are subject to significant uncertainty.

         PERFORMANCE ENHANCEMENT

         Solutia benefited in the first quarter 2005 from several actions implemented during 2004 designed to enhance its performance. These included implementing significant general and administrative expense reductions; using more performance-based compensation and benefits programs; initiating a cost reduction program at Solutia's operating sites focused on actions such as lean manufacturing techniques, yield improvement, maintenance savings and utilities optimization; and implementing an enterprise-wide procurement effort. In addition, Solutia continued to use the tools of bankruptcy to renegotiate or reject numerous contracts in the first quarter 2005 which will provide future savings to Solutia. Solutia also settled several significant pre-petition claims during the first quarter 2005 (as more fully described in Note 2 to the accompanying condensed consolidated financial statements).

         PORTFOLIO EVALUATION

         Solutia's stated strategy is to build a portfolio of high-potential businesses that can consistently deliver returns in excess of Solutia's cost of capital. Solutia made several changes to re-shape its asset portfolio in 2004 as part of this strategy and continued these efforts in the first quarter 2005 by announcing in January 2005 that it will exit the acrylic fibers business in April 2005 due to continued losses resulting primarily from significant foreign competition. In addition, Solutia announced in the first quarter 2005 that it will focus the production of nylon industrial fibers at its Greenwood, South Carolina plant. As a result of this decision, Solutia will shut down its nylon industrial fiber manufacturing unit at its plant in Pensacola, Florida in May 2005.

Bankruptcy Developments
-----------------------

         See Note 1 to the accompanying condensed consolidated financial statements for a summary of developments in Solutia's Chapter 11 bankruptcy case.

Summary Results of Operations

         The discussions below and the accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

--------------------------------------------------------------------------------------------------------
(dollars in millions)                                                               2005       2004
                                                                                    ----       ----
Net Sales....................................................................       $ 733      $ 644
                                                                                    =====      =====

Operating Income (Loss):
    Performance Products and Services Segment Profit.........................       $  35      $  25
    Integrated Nylon Segment Loss............................................          (1)       (12)
         Less: Corporate Expenses............................................         (11)       (11)

         Less: Equity (Earnings) Loss from Affiliates, Other (Income) Expense
         and Reorganization Items included in Segment Profit (Loss)..........          16         --
                                                                                    -----      -----

Operating Income ............................................................       $  39      $   2
                                                                                    =====      =====
Charges included in Operating Income ........................................       $  --      $  (5)
                                                                                    =====      =====

------------------------------------------------------------------------------------------------------

         The $89 million, or 14 percent, increase in net sales as compared to the first quarter 2004 was primarily a result of higher average selling prices of approximately 14 percent and favorable currency exchange rate fluctuations of approximately 1 percent, partially offset by lower sales volumes of approximately 1 percent. The $37 million increase in operating income as compared to the first quarter 2004 resulted from higher net sales, controlled spending, favorable manufacturing variances and lower charges, which are described in greater detail in the Results of Operations section below. Partially offsetting these items were higher raw material and energy costs experienced in the first quarter 2005 as compared to the first quarter 2004.

Outlook

         Solutia's financial performance in the first quarter 2005 was significantly improved in comparison to 2004 due to enacting its previously announced price increases and benefiting from higher capacity utilization, cost reduction actions and portfolio changes. Solutia expects to experience throughout 2005 the benefit of the cost reduction measures taken in the second half of 2004 and believes these actions will allow Solutia to improve its financial performance. Furthermore, Solutia will continue to strive to minimize the impact of escalating raw material and energy costs on its performance through price increases and other business optimization practices. However, it is uncertain that the same level of financial performance experienced in the first quarter can be sustained for the remainder of 2005 as a result of expected significant volatility of raw material and energy costs for the duration of 2005.

         As a result of the numerous uncertainties and complexities inherent in Solutia's bankruptcy proceedings, Solutia's ability to emerge and timing of emergence from bankruptcy are subject to significant uncertainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         There have been no changes in the first quarter 2005 with respect to Solutia's critical accounting policies, as presented on pages 17 through 20 of Solutia's 2004 Form 10-K.

RESULTS OF OPERATIONS--FIRST QUARTER 2005 COMPARED WITH FIRST QUARTER 2004

Performance Products and Services

  --------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                  ---------
  (dollars in millions)                                                       2005         2004
                                                                              ----         ----
  Net Sales..............................................................      $287        $271
                                                                               ====        ====

  Segment Profit ........................................................      $ 35        $ 25
                                                                               ====        ====
      Charges and Reorganization Items included in Segment Profit........      $ (7)       $ (5)
                                                                               ====        ====

  --------------------------------------------------------------------------------------------------

         The $16 million, or 6 percent, increase in net sales as compared to the first quarter 2004 resulted primarily from higher average selling prices of approximately 3 percent and favorable currency exchange rate fluctuations of approximately 3 percent. Higher average selling prices were experienced in SAFLEX(R) plastic interlayer products, THERMINOL(R) heat transfer fluids and DEQUEST(R) water treatment chemicals as a result of favorable market conditions and in response to the escalating cost of raw materials. The favorable exchange rate fluctuations occurred primarily as a result of the strengthening euro in relation to the U.S. dollar in comparison to the first quarter 2004. Higher sales volumes experienced in SAFLEX(R) plastic interlayer products and pharmaceutical services were nearly entirely offset by lower volumes due to the shut-down of Solutia's chlorobenzenes operations in the second quarter 2004.

         The $10 million, or 40 percent, increase in segment profit in comparison to the first quarter 2004 resulted primarily from higher net sales and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, partially offset by higher raw material costs. In addition, segment profit in 2005 was affected by $7 million of reorganization items which consisted primarily of adjustments to record certain pre-petition claims at estimated amounts of the allowed claims. Segment profit in 2004 was impacted by losses from the shut-down of Solutia's cholorbenzenes operations in the second quarter 2004, as well as $5 million of charges including severance charges for workforce reductions, costs for non-cancelable operating leases, and various other restructuring charges.


Integrated Nylon

  --------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                  ---------
  (dollars in millions)                                                       2005         2004
                                                                              ----         ----
  Net Sales..............................................................     $ 446        $ 373
                                                                              =====        =====

  Segment Loss...........................................................     $  (1)       $ (12)
                                                                              =====        =====
      Charges and Reorganization Items included in Segment Profit........     $ (11)       $  --
                                                                              =====        =====

  --------------------------------------------------------------------------------------------------

         The $73 million, or 20 percent, increase in net sales as compared to the first quarter 2004 resulted primarily from higher average selling prices of approximately 23 percent, partially offset by lower sales volumes of approximately 3 percent. Average selling prices increased in all businesses as a result of favorable market conditions and in response to the escalating cost of raw materials. The decline in sales volumes resulted from restructuring actions taken in the acrylic fibers business and contract terminations in the intermediate chemicals business in 2004, partially offset by modestly higher sales volumes in the other nylon businesses.

         The $11 million improvement in segment loss in comparison to the first quarter 2004 resulted primarily from higher net sales, controlled spending and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, offset primarily by higher raw material and energy costs of approximately $70 million. Solutia also experienced approximately $3 million of one-time business exit benefits in its acrylic fibers business and its nylon industrial fibers business at its Pensacola plant in advance of the shut-down of these businesses in the second quarter 2005. In addition, segment loss in the first quarter 2005 included reorganization items of $11 million comprised of $10 million to shut-down the acrylic fibers business and $1 million of other restructuring charges. The shut-down costs included $6 million of asset write-downs and $4 million of severance and retraining costs.

Corporate Expenses

----------------------------------------------------------------------------------------------------------
                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
(dollars in millions)                                                               2005         2004
                                                                                    ----         ----
Corporate Expenses...........................................................       $  11        $  11
                                                                                    =====        =====
    Charges included in Corporate Expenses...................................       $  --        $  --
                                                                                    =====        =====

-----------------------------------------------------------------------------------------------------------

         Corporate expenses in total remained relatively consistent in comparing the first quarter 2005 to the first quarter 2004. The first quarter 2005 included the full quarter benefit of cost reduction measures taken in the second half of 2004, partially offset by modest increases in legal and environmental costs in the first quarter 2005.

Equity Earnings (Loss) from Affiliates

-------------------------------------------------------------------------------------------------------------
                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                          ---------
(dollars in millions)                                                                2005         2004
                                                                                     ----         ----
Equity Earnings (Loss) from Affiliates not included in Reportable Segment
 Profit (Loss)...............................................................       $   13       $     (9)
                                                                                    ------       --------
Equity Earnings from Affiliates included in Reportable Segment
 Profit (Loss)...............................................................       $    1       $     --
                                                                                    ------       --------
Equity Earnings (Loss) from Affiliates.......................................       $   14       $     (9)
                                                                                    ======       ========
     Charges included in Equity Earnings (Loss) from Affiliates..............       $   --       $    (11)
                                                                                    ======       ========

------------------------------------------------------------------------------------------------------------

         Equity earnings (loss) from affiliates improved by $23 million in the first quarter 2005 as compared to the first quarter 2004. This improvement was primarily a result of higher net selling prices, favorable product mix and improved manufacturing performance at the Astaris joint venture and higher sales volumes, improved net selling prices and favorable manufacturing performance at the Flexsys joint venture. In addition, the first quarter 2004 results were adversely affected by $11 million of charges including $5 million in contract termination costs, $3 million in dismantling charges and $1 million of asset impairments at the Astaris joint venture, as well as $2 million of severance charges at the Flexsys joint venture.

Interest Expense

----------------------------------------------------------------------------------------------------------
                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
(dollars in millions)                                                               2005         2004
                                                                                    ----         ----
Interest Expense.............................................................       $  22        $  49
                                                                                    =====        =====
     Charges included in Interest Expense....................................       $  --        $ (25)
                                                                                    =====        =====

----------------------------------------------------------------------------------------------------------

         The $27 million, or 55 percent, decrease in interest expense in the first quarter 2005 in comparison to the first quarter 2004 resulted principally from the write-off of unamortized debt issuance costs of $25 million in 2004 related to the October 2003 credit facility and interim DIP facility; which were retired in January 2004 with proceeds from the final DIP facility.

Reorganization Items, net

----------------------------------------------------------------------------------------------------------
                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
(dollars in millions)                                                               2005         2004
                                                                                    ----         ----
Reorganization Items, net....................................................       $   5        $  25
                                                                                    =====        =====
     Reorganization Items, net included in Reportable Segment Profit (Loss)..       $  18        $  --
                                                                                    =====        =====

----------------------------------------------------------------------------------------------------------

         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the first quarter 2005 included a $29 million net gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded; $11 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $11 million of net charges for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; $6 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and $6 million of other reorganization charges primarily involving costs incurred with the shut-down of Solutia's acrylic fibers business.

         Reorganization items incurred in the first quarter 2004 included $13 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $9 million of asset write-offs associated with the termination of a contract with a third-party vendor resulting from the on-going reorganization-related evaluation of the financial viability of Solutia's existing contracts; and $3 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court.

Income Tax Expense

---------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                       ---------
(dollars in millions)                                                              2005         2004
                                                                                   ----         ----
Income Tax Expense  .........................................................      $   7        $   4
                                                                                   =====        =====

---------------------------------------------------------------------------------------------------------

         Solutia's income tax expense in the first quarter 2005 and 2004 was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the quarters ended March 31, 2005 and 2004. Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances. See Note 13 of Solutia's 2004 Form 10-K for additional information concerning the Company's deferred tax assets and changes in valuation allowances due to Solutia's Chapter 11 filing. The $3 million increase in income tax expense in the first quarter 2005 as compared to the first quarter 2004 was primarily a result of an increase in foreign income.

Summary of Events Affecting Comparability

         In the first quarter 2005, all events affecting comparability were recorded in Reorganization Items, net in the Condensed Consolidated Statement of Operations. A comparison of reorganization items for the quarters ended March 31, 2005 and 2004, respectively, is provided in the above Results of Operations section, as well as Note 2 to the accompanying condensed consolidated financial statements. Charges and gains recorded in the quarterly period ended March 31, 2004 and other events affecting comparability recorded outside of reorganization items have been summarized in the table below (dollars in millions):

                                                                    2004
                                        ---------------------------------------------------------------
                                         PERFORMANCE
                                         PRODUCTS AND      INTEGRATED     CORPORATE/
         INCREASE/(DECREASE)               SERVICES          NYLON          OTHER      CONSOLIDATED
---------------------------------------  ------------      ----------     ----------   ------------
         IMPACT ON:
---------------------------------------
Cost of goods sold....................        $ 5              $--           $ --         $   5          (a)
                                        -------------------------------------------------------------
     OPERATING INCOME IMPACT..........         (5)              --             --            (5)

Equity loss from affiliates...........                                        (11)          (11)         (b)
Interest expense......................                                        (25)          (25)         (c)
Loss on debt modification.............                                        (15)          (15)         (d)
                                        -------------------------------------------------------------
     PRE-TAX INCOME STATEMENT
      IMPACT..........................         (5)              --            (51)          (56)
                                        ==============================================
Income tax benefit impact.............                                                       (6)         (e)
                                                                                       --------------
     AFTER-TAX INCOME STATEMENT
      IMPACT..........................                                                    $ (50)
                                                                                       ==============

2004 CHARGES AND OTHER EVENTS
-----------------------------

a) Restructuring charges including severance and retraining costs; costs for non-cancelable operating leases; and various other restructuring charges ($5 million pre-tax and after-tax - see note
    (e) below).

b) Restructuring charges at Solutia's joint ventures, Flexsys and Astaris, involving contract terminations, dismantling costs, asset impairments and severance charges ($11 million pre-tax and after-tax - see note (e) below).

c) Write-off of unamortized debt issuance costs related to the October 2003 and interim DIP credit facilities; both retired in January 2004 with proceeds from the final DIP facility ($25 million pre-tax and after-tax - see note (e) below).

d) Loss due to the modification of Solutia's Euro Notes ("Euronotes"), issued by Solutia Europe S.A./N.V. ($15 million pre-tax and $9 million after-tax).

e) With the exception of item (d) above, which relates to non-U.S. operations, the above items are considered to have the same pre-tax and after-tax impact, as the tax benefit realized from the charges are offset by the increase in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery as a result of the Chapter 11 filing.

FINANCIAL CONDITION AND LIQUIDITY

         As discussed in Note 1 to the accompanying condensed consolidated financial statements, Solutia is operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding Solutia's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations during the continuation of the bankruptcy proceedings, Solutia believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Solutia's access to additional financing while under Chapter 11 protection will likely be very limited.

Financial Analysis

         Solutia used its existing cash on-hand to finance operating needs and capital expenditures during the first quarter 2005. Cash used in operations was $70 million in the first quarter 2005, a change of $59 million from $11 million used in operations for the comparable period of 2004. This change in cash used in operations was primarily attributable to the build-up of post-petition accounts payable balances in the first quarter 2004 due to the timing of Solutia's Chapter 11 filing in late 2003 and improved vendor terms, resulting in an $84 million swing in the change in accounts payable in comparing the first quarter 2005 and 2004.

         Capital spending increased $3 million to $14 million in the first quarter 2005, compared to $11 million in the first quarter 2004. The expenditures in the first quarter 2005 were used primarily to fund certain growth initiatives, as well as various capital improvements and certain cost reduction projects.

         Total debt of $1,258 million as of March 31, 2005, including $668 million subject to compromise and $590 million not subject to compromise, increased by $5 million as compared to $1,253 million at December 31, 2004, including $668 million subject to compromise and $585 million not subject to compromise. This increase in total debt resulted from approximately $20 million of borrowings from Solutia's DIP revolving credit facility in the first quarter 2005, partially offset by a $15 million decrease in the recorded amount of Solutia's Euronotes due to foreign currency translation changes in the first quarter 2005. In addition, as a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of March 31, 2005, with the exception of its DIP credit facility and Euronotes.

         Solutia's working capital increased by $21 million to $18 million at March 31, 2005, compared to ($3) million at December 31, 2004. The change was a result of the seasonal increase in working capital, partially offset by lower cash on-hand as of March 31, 2005.

         Solutia had a shareholders' deficit of $1,428 million at March 31, 2005 compared to $1,444 million at December 31, 2004. The $16 million decrease in shareholders' deficit principally resulted from the $21 million first quarter 2005 net income; partially offset by the $5 million increase in accumulated other comprehensive losses due to currency translation adjustments.

         The weighted average interest rate on Solutia's total debt outstanding was approximately 9.0 percent both at March 31, 2005 and December 31, 2004. While operating as a debtor-in-possession during the Chapter 11 proceedings, Solutia has ceased paying interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the first quarter 2005 and 2004, respectively, was approximately $8 million.

         At March 31, 2005, Solutia's total liquidity was $179 million in the form of $113 million of availability under the final DIP credit facility and approximately $66 million of cash on-hand, of which $59 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings.


CONTINGENCIES

         See Note 7 to the accompanying condensed consolidated financial statements for a summary of Solutia's contingencies as of March 31, 2005.





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         There have been no material changes in market risk exposures during the first quarter 2005 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on page 30 of Solutia's Form 10-K for the year-ended December 31, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

         As of the end of the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. There were no changes in Solutia's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.




                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Solutia's 2004 Form 10-K described federal court actions by purchasers of rubber chemicals against Solutia, Flexsys, a 50/50 joint venture between Solutia and Akzo Nobel N.V. and a number of other companies producing rubber chemicals. In March 2005, PolyOne Corporation and Parker Hannifin Corporation filed a new action in the U.S. District Court for the Northern District of Ohio alleging the same claims and requesting essentially the same relief as the plaintiffs in RBX Industries, Inc. v. Bayer Corp., Flexsys, et al. The new action named a number of corporations, included Solutia and Flexsys, as defendants. However, PolyOne asserted no claims against Solutia or Flexsys as part of the new action. This new case is automatically stayed with respect to Solutia, and Parker Hannifin has filed a motion to voluntarily dismiss Solutia from the case without prejudice.

         Solutia's 2004 Form 10-K described a consolidated shareholder class action against Solutia and certain former officers of Solutia filed in the U.S. District Court for the Northern District of California under the caption In Re Solutia Securities Litigation alleging violations of federal securities laws resulting from Solutia's accounting practices regarding incorporation of Flexsys' results into Solutia's financial reports. On January 4, 2005 the consolidated complaint against the individual defendants was dismissed with prejudice. On March 24, 2005 the court issued an order of finality with respect to the dismissal of the complaint against the individual defendants. The plaintiffs have thirty days from the date such order is entered to appeal the dismissal.

         Solutia's 2004 Form 10-K described a purported class action captioned Dickerson v. Feldman, et al., which was filed in the U.S. District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee, alleging breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA") and seeking to recover alleged losses in the Solutia Inc. Savings and Investment Plan ("SIP") arising from the alleged imprudent investment of SIP assets in Solutia's common stock during the period from December 16, 1998 through the date the action was filed. Solutia was not named as a defendant, but the plaintiff in Dickerson filed a proof of claim for $269 million against Solutia in the U.S. Bankruptcy Court for the Southern District of New York. The plaintiff then sought to withdraw the reference of his ERISA claim from the bankruptcy court to the district court so that the proof of claim and the class action could be considered together by the district court. On March 11, 2005 the district court denied without prejudice plaintiff's motion to withdraw the reference.

         Solutia's 2004 Form 10-K described an action filed by Solutia in Circuit Court in St. Louis County, Missouri, captioned Solutia Inc. v. FMC Corporation, relating to the failure of purified phosphoric acid technology contributed by FMC to Astaris, the 50/50 joint venture between Solutia and FMC. On March 29, 2005 the court granted in part and denied in part FMC's motion to dismiss. Specifically, the court dismissed with prejudice two of Solutia's claims for breach of contract. The court denied FMC's motion to dismiss Solutia's other claim for breach of contract and its claims for breach of fiduciary duty, negligent misrepresentation and fraud and fraud in the inducement.

ITEM 6.  EXHIBITS

           See the Exhibit Index at page 39, of this report.


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





Date: April 29, 2005






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