Form 10-Q
period 2005-06-30
SOLUTIA INC
filed 2005-08-01
CIK 1043382

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                  FORM 10-Q


(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                               (314) 674-1000
                               --------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                                   ---     ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER
(AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES X   NO   .
                                                   ---    ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                         OUTSTANDING AT
                  CLASS                                  JUNE 30, 2005
                  -----                                  -------------

      COMMON STOCK, $0.01 PAR VALUE                    104,459,578 SHARES
      -----------------------------                    ------------------

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

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                                  THREE MONTHS              SIX MONTHS
                                                                                 ENDED JUNE 30,           ENDED JUNE 30,
                                                                                 --------------           --------------
                                                                               2005         2004        2005         2004
                                                                               ----         ----        ----         ----
NET SALES .........................................................            $ 747       $  700      $1,480       $1,344
Cost of goods sold.................................................              643          656       1,269        1,229
                                                                               -----       ------      ------       ------
GROSS PROFIT.......................................................              104           44         211          115
Marketing expenses.................................................               35           40          68           74
Administrative expenses............................................               25           33          49           58
Technological expenses.............................................               11           16          22           26
Amortization expense...............................................               --            1          --            1
                                                                               -----       ------      ------       ------
OPERATING INCOME (LOSS)............................................               33          (46)         72          (44)
Equity earnings (loss) from affiliates.............................               21           (3)         35          (12)
Interest expense (a)...............................................              (22)         (23)        (44)         (72)
Other income, net..................................................                4           --           6           --
Loss on debt modification..........................................               --           --          --          (15)
Reorganization items, net..........................................              (15)         (24)        (20)         (49)
                                                                               -----       ------      ------       ------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE............................               21          (96)         49         (192)
Income tax expense.................................................                7            2          14            6
                                                                               -----       ------      ------       ------
NET INCOME (LOSS)..................................................            $  14       $  (98)     $   35       $ (198)
                                                                               =====       ======      ======       ======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE........................            $0.13       $(0.94)     $ 0.33       $(1.90)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING..............            104.5        104.5       104.5        104.5
                                                                               =====        =====       =====        =====

(a) Interest expense excludes unrecorded contractual interest expense of $8 for the three months ended June 30, 2005 and 2004, and $16 for the six months ended June 30, 2005 and 2004.

                              CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                                   (DOLLARS IN MILLIONS)
                                                        (UNAUDITED)

                                                                                THREE MONTHS                  SIX MONTHS
                                                                               ENDED JUNE 30,               ENDED JUNE 30,
                                                                               --------------               --------------
                                                                             2005          2004           2005        2004
                                                                             ----          ----           ----        ----
NET INCOME (LOSS)................................................            $  14        $  (98)         $ 35       $ (198)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ................................               (2)            1            (7)          (1)
Minimum pension liability adjustments, net of tax ...............               --            18            --           18
                                                                             -----        ------          ----       ------
COMPREHENSIVE INCOME (LOSS)......................................            $  12        $  (79)         $ 28       $ (181)
                                                                             =====        ======          ====       ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                               CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)

                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         2005                 2004
                                                                                         ----                 ----
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents.................................................            $      79             $    115
Trade receivables, net of allowances of $9 and $11 in 2005 and 2004.......                  295                  286
Miscellaneous receivables ................................................                   73                   93
Inventories...............................................................                  245                  239
Prepaid expenses and other assets.........................................                   29                   45
                                                                                      ---------             --------
TOTAL CURRENT ASSETS......................................................                  721                  778
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
     $2,498 in 2005 and $2,511 in 2004....................................                  802                  841
INVESTMENTS IN AFFILIATES.................................................                  200                  177
GOODWILL..................................................................                   76                   76
IDENTIFIED INTANGIBLE ASSETS, net ........................................                   36                   38
OTHER ASSETS..............................................................                  131                  166
                                                                                      ---------             --------
TOTAL ASSETS..............................................................            $   1,966             $  2,076
                                                                                      =========             ========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable .........................................................            $     176             $    198
Accrued liabilities ......................................................                  232                  283
Short-term debt ..........................................................                  300                  300
                                                                                      ---------             --------
TOTAL CURRENT LIABILITIES ................................................                  708                  781
LONG-TERM DEBT ...........................................................                  251                  285
OTHER LIABILITIES ........................................................                  259                  267
                                                                                      ---------             --------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................                1,218                1,333

LIABILITIES SUBJECT TO COMPROMISE ........................................                2,164                2,187

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2005 and 2004...........................                    1                    1
    Additional contributed capital........................................                   56                   56
    Treasury stock, at cost (13,941,057 shares in 2005 and 2004)..........                 (251)                (251)
Net deficiency of assets at spinoff.......................................                 (113)                (113)
Accumulated other comprehensive loss......................................                  (82)                 (75)
Accumulated deficit.......................................................               (1,027)              (1,062)
                                                                                      ---------             --------
TOTAL SHAREHOLDERS' DEFICIT...............................................               (1,416)              (1,444)
                                                                                      ---------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............................            $   1,966             $  2,076
                                                                                      =========             ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (DOLLARS IN MILLIONS)
                                                       (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                              --------------------------
                                                                                              2005                 2004
                                                                                              ----                 ----
DECREASE IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)..............................................................               $  35               $ (198)
Adjustments to reconcile to Cash From Operations:
     Depreciation and amortization.............................................                  59                   64
     Restructuring expenses and other charges..................................                  (4)                 138
     Amortization of deferred credits..........................................                  (4)                 (19)
     Other, net................................................................                  (1)                   3
     Changes in assets and liabilities:
          Income and deferred taxes............................................                 (10)                  (2)
          Trade receivables....................................................                  (9)                 (60)
          Inventories..........................................................                  (6)                  (8)
          Accounts payable.....................................................                 (22)                  77
          Liabilities subject to compromise....................................                 (23)                 (27)
          Other assets and liabilities.........................................                 (41)                  28
                                                                                              -----               ------
CASH USED IN OPERATING ACTIVITIES..............................................                 (26)                  (4)
                                                                                              -----               ------

INVESTING ACTIVITIES:
Property, plant and equipment purchases........................................                 (29)                 (22)
Acquisition and investment payments............................................                  --                  (36)
Other investing activities.....................................................                   2                   --
                                                                                              -----               ------
CASH USED IN INVESTING ACTIVITIES..............................................                 (27)                 (58)
                                                                                              -----               ------

FINANCING ACTIVITIES:
Net change in short-term debt obligations......................................                  --                 (361)
Proceeds from long-term debt obligations.......................................                  --                  300
Net change in cash collateralized letters of credit............................                  17                   76
Deferred debt issuance costs...................................................                  --                  (13)
Other financing activities.....................................................                  --                   (1)
                                                                                              -----               ------
CASH PROVIDED BY FINANCING ACTIVITIES..........................................                  17                    1
                                                                                              -----               ------

DECREASE IN CASH AND CASH EQUIVALENTS..........................................                 (36)                 (61)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..............................................................                 115                  159
                                                                                              -----               ------
END OF PERIOD..................................................................               $  79               $   98
                                                                                              =====               ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for reorganization items.........................................               $ (30)              $  (16)
                                                                                              =====               ======

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

         As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to an order of the bankruptcy court. November 30, 2004 was the last date by which holders of pre-petition claims against the Debtors could file proofs of claim with respect to such claims. Any holder of a claim that was required to file a proof of claim by November 30, 2004, and did not do so, may be barred from asserting such claim against the Debtors and, accordingly, may not be able to participate in any distribution with respect to such claim. Differences between claim amounts identified by the Debtors and proofs of claim filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process, and only holders of claims that are ultimately allowed for purposes of the Chapter 11 case will be entitled to distributions. Solutia has not yet fully completed its analysis of all the proofs of claim. Because

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



the settlement terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

         On June 7, 2005, Solutia reached an agreement-in-principle with Monsanto Company ("Monsanto") and the Official Committee of Unsecured Creditors in Solutia's Chapter 11 case (the "Unsecured Creditors' Committee") that will serve as a framework for Solutia's plan of reorganization. The agreement-in-principle is subject to the negotiation of definitive documents, approval by Solutia's board of directors and various other conditions and contingencies, some of which are not within the control of Solutia, Monsanto or the Unsecured Creditors' Committee. Until a plan of reorganization consistent with the terms of the agreement-in-principle is confirmed by the bankruptcy court, the terms of the agreement-in-principle are not binding upon any party.

         Under the agreement-in-principle, Solutia would emerge from bankruptcy as an independent publicly held company. The agreement-in-principle provides for $250 of new investment in a reorganized Solutia which would be used to pay retiree benefits to those who retired prior to the spinoff, certain environmental remediation obligations of Solutia and other legacy liabilities. The $250 would be raised in a rights offering to Solutia's unsecured creditors. Monsanto would be obligated to backstop the rights offering, exercising any rights not exercised by the unsecured creditors.

         The agreement-in-principle also provides that Monsanto would pay environmental remediation costs at sites that have not been owned or operated by Solutia, and to which waste has not been sent, since the spinoff, provides a mechanism for sharing between Monsanto and Solutia responsibility for environmental liabilities at certain sites adjacent to the Anniston, Alabama and Sauget, Illinois plant locations, and provides that Monsanto would contribute $107, less certain expenses incurred, and litigation settlement costs paid, by Monsanto during the course of Solutia's Chapter 11 case, to make distributions to the holders of certain unsecured claims, including current tort and other legacy litigation claims. The agreement-in-principle provides that Solutia will continue to pay its annual installment and education fund obligations relating to the August 2003 Anniston polychlorinated biphenyls ("PCBs") settlement and education fund obligations relating to the Anniston Partial Consent Decree (as described in Note 7).

         The agreement-in-principle provides for pay-off of Solutia's secured debt and debtor-in-possession financing from an exit financing package to be arranged by Solutia and does not require termination of Solutia's pension plans. However, the agreement-in-principle does not provide for distributions to the holders of Solutia's existing equity. Solutia's existing shares of common stock, as well as options and warrants to purchase its common stock, would be cancelled and holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, would receive no consideration for that stock or those options and warrants. Although the agreement-in-principle does not provide for any distributions to holders of Solutia's existing equity, the Official Committee of Equity Security Holders in Solutia's bankruptcy case has filed a complaint against Pharmacia and Monsanto and an objection to the proofs of claim filed by Monsanto and Pharmacia in Solutia's bankruptcy, arguing that holders of Solutia's existing equity are entitled to some form of distribution. This complaint is more fully described in Note 7.

         Although the agreement-in-principle provides for distributions of common stock in a reorganized Solutia to holders of allowed unsecured claims, Solutia is unable to predict what recovery its plan of reorganization will provide to these holders of unsecured claims. The ultimate ownership interests in the reorganized Solutia held by Monsanto and other holders of unsecured claims will depend on, among other factors, the amount of allowed unsecured claims in the bankruptcy case and the number of rights exercised by unsecured creditors in the rights offering.

         Prior to exiting from Chapter 11, the bankruptcy court must confirm a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. As provided by the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The bankruptcy court has subsequently approved several extensions of the exclusivity period, the most recent of which is set to expire on

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


October 10, 2005. Although Solutia expects to receive further extensions of the exclusivity period, no assurance can be given that any such future extension requests will be granted by the bankruptcy court.

         Solutia plans to file with the bankruptcy court a plan of reorganization and disclosure statement consistent with the terms of the agreement-in-principle that provide for Solutia's emergence from bankruptcy as a going concern. There can be no assurance, however, that such a plan of reorganization would be confirmed by the bankruptcy court or that such plan would be implemented successfully.

Basis of Presentation
---------------------

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Solutia's 2004 Annual Report on Form 10-K ("2004 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") on March 10, 2005.

         The condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. Continuation of the Company as a going concern is contingent upon, among other things, Solutia's ability (i) to comply with the terms and conditions of its DIP financing; (ii) to obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and
(v) to obtain financing sources to meet the Company's future obligations. These matters create substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications of prior year's financial information have been made to conform to the 2005 presentation.

Condensed Consolidating Financial Statements
--------------------------------------------

         Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and June 30, 2004 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)





                                   CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2005

                                                       SOLUTIA AND            SUBSIDIARIES                        SOLUTIA AND
                                                     SUBSIDIARIES IN             NOT IN                           SUBSIDIARIES
                                                     REORGANIZATION          REORGANIZATION       ELIMINATIONS    CONSOLIDATED
                                                     --------------          --------------       ------------    ------------
ASSETS
Current assets ...................................      $   434                  $  369             $  (82)          $   721
Property, plant and equipment, net................          677                     125                 --               802
Investment in subsidiaries and affiliates.........          358                     220               (378)              200
Goodwill and identified intangible assets, net....          101                      11                 --               112
Other assets......................................           85                      46                 --               131
                                                       ---------------------------------------------------------------------------
   TOTAL ASSETS...................................      $ 1,655                  $  771             $ (460)          $ 1,966
                                                       ===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities ..............................      $   700                  $  175             $ (167)          $   708
Long-term debt....................................           --                     251                 --               251
Other liabilities.................................          207                      52                 --               259
                                                       ---------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.......          907                     478               (167)            1,218

LIABILITIES SUBJECT TO COMPROMISE.................        2,164                      --                 --             2,164

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..............       (1,416)                    293               (293)           (1,416)
                                                       ---------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)    $ 1,655                  $  771             $ (460)          $ 1,966
                                                       ===========================================================================

                                 CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004

                                                       SOLUTIA AND           SUBSIDIARIES                      SOLUTIA AND
                                                     SUBSIDIARIES IN            NOT IN                         SUBSIDIARIES
                                                     REORGANIZATION         REORGANIZATION     ELIMINATIONS    CONSOLIDATED
                                                     --------------         --------------     ------------    ------------
ASSETS
Current assets....................................     $   476                 $  390           $  (88)         $   778
Property, plant and equipment, net................         701                    140               --              841
Investment in subsidiaries and affiliates.........         324                    232             (379)             177
Goodwill and identified intangible assets, net....         102                     12               --              114
Other assets......................................         110                     56               --              166
                                                      ------------------------------------------------------------------------
   TOTAL ASSETS...................................     $ 1,713                 $  830           $ (467)         $ 2,076
                                                      ========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities...............................     $   758                 $  202           $ (179)         $   781
Long-term debt....................................          --                    285               --              285
Other liabilities.................................         212                     55               --              267
                                                      ------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.......         970                    542             (179)           1,333

LIABILITIES SUBJECT TO COMPROMISE.................       2,187                     --               --            2,187

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..............      (1,444)                   288             (288)          (1,444)
                                                      ------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
     (DEFICIT) ...................................     $ 1,713                 $  830           $ (467)         $ 2,076
                                                      ========================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)




          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005


                                                   SOLUTIA AND      SUBSIDIARIES                 SOLUTIA AND
                                                 SUBSIDIARIES IN       NOT IN                    SUBSIDIARIES
                                                 REORGANIZATION    REORGANIZATION  ELIMINATIONS  CONSOLIDATED
                                                 --------------    --------------  ------------  ------------
NET SALES.................................          $ 602              $ 245         $ (100)         $ 747
Cost of goods sold........................            540                208           (105)           643
                                                 ------------------------------------------------------------
GROSS PROFIT..............................             62                 37              5            104

Marketing, administrative and technological
  expenses................................             55                 16             --             71
                                                 ------------------------------------------------------------
OPERATING INCOME .........................              7                 21              5             33

Equity earnings (loss) from affiliates....             32                 (1)           (10)            21
Interest expense..........................            (16)                (6)            --            (22)
Other income, net.........................              5                  5             (6)             4
Reorganization items, net.................            (13)                (2)            --            (15)
                                                 ------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE .........             15                 17            (11)            21

Income tax expense .......................              1                  6             --              7
                                                 ------------------------------------------------------------
NET INCOME ...............................          $  14              $  11         $  (11)         $  14
                                                 ============================================================

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005



                                                   SOLUTIA AND      SUBSIDIARIES                 SOLUTIA AND
                                                 SUBSIDIARIES IN       NOT IN                    SUBSIDIARIES
                                                 REORGANIZATION    REORGANIZATION  ELIMINATIONS  CONSOLIDATED
                                                 --------------    --------------  ------------  ------------
NET SALES.................................         $1,195               $488          $(203)        $1,480
Cost of goods sold........................          1,076                410           (217)         1,269
                                                 ------------------------------------------------------------
GROSS PROFIT..............................            119                 78             14            211

Marketing, administrative and technological
  expenses................................            107                 32             --            139
                                                 ------------------------------------------------------------
OPERATING INCOME .........................             12                 46             14             72

Equity earnings (loss) from affiliates....             64                 (2)           (27)            35
Interest expense..........................            (32)               (12)            --            (44)
Other income, net.........................             11                  7            (12)             6
Reorganization items, net.................            (18)                (2)            --            (20)
                                                 ------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE .........             37                 37            (25)            49

Income tax expense .......................              2                 12             --             14
                                                 ------------------------------------------------------------
NET INCOME ...............................          $  35               $ 25          $ (25)         $  35
                                                 ============================================================







                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004


                                                   SOLUTIA AND      SUBSIDIARIES                 SOLUTIA AND
                                                 SUBSIDIARIES IN       NOT IN                    SUBSIDIARIES
                                                 REORGANIZATION    REORGANIZATION  ELIMINATIONS  CONSOLIDATED
                                                 --------------    --------------  ------------  ------------
NET SALES.................................          $ 573              $ 224         $  (97)         $ 700
Cost of goods sold........................            575                184           (103)           656
                                                 ------------------------------------------------------------
GROSS PROFIT..............................             (2)                40              6             44

Marketing, administrative and technological
  expenses................................             74                 15             --             89
Amortization expense......................             --                  1             --              1
                                                 ------------------------------------------------------------
OPERATING INCOME (LOSS)...................            (76)                24              6            (46)

Equity earnings (loss) from affiliates....             13                 (2)           (14)            (3)
Interest expense..........................            (17)                (6)            --            (23)
Other income, net.........................              6                 --             (6)            --
Reorganization items, net.................            (24)                --             --            (24)
                                                 ------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE ..            (98)                16            (14)           (96)

Income tax expense .......................             --                  2             --              2
                                                 ------------------------------------------------------------
NET INCOME (LOSS).........................          $ (98)             $  14         $  (14)         $ (98)
                                                 ============================================================

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                   SOLUTIA AND      SUBSIDIARIES                 SOLUTIA AND
                                                 SUBSIDIARIES IN       NOT IN                    SUBSIDIARIES
                                                 REORGANIZATION    REORGANIZATION  ELIMINATIONS  CONSOLIDATED
                                                 --------------    --------------  ------------  ------------
NET SALES.................................         $1,097              $433           $(186)        $1,344
Cost of goods sold........................          1,068               360            (199)         1,229
                                                 ------------------------------------------------------------
GROSS PROFIT..............................             29                73              13            115

Marketing, administrative and technological
  expenses................................            128                30              --            158
Amortization expense......................             --                 1              --              1
                                                 ------------------------------------------------------------
OPERATING INCOME (LOSS)...................            (99)               42              13            (44)

Equity loss from affiliates...............             (4)               --              (8)           (12)
Interest expense..........................            (59)              (13)             --            (72)
Other income (expense), net...............             13                (2)            (11)            --
Loss on debt modification.................             --               (15)             --            (15)
Reorganization items, net.................            (49)               --              --            (49)
                                                 ------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE ..           (198)               12              (6)          (192)

Income tax expense .......................             --                 6              --              6
                                                 ------------------------------------------------------------
NET INCOME (LOSS).........................         $ (198)             $  6           $  (6)        $ (198)
                                                 ============================================================




                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005


                                                 SOLUTIA AND      SUBSIDIARIES                 SOLUTIA AND
                                               SUBSIDIARIES IN       NOT IN                    SUBSIDIARIES
                                               REORGANIZATION    REORGANIZATION  ELIMINATIONS  CONSOLIDATED
                                               --------------    --------------  ------------  ------------
Net Cash Provided by (Used in) Operating
  Activities................................       $(41)               $15           $--          $(26)
Net Cash Used in Investing Activities.......        (21)                (6)           --           (27)
Net Cash Provided by (Used in) Financing
  Activities................................         24                 (7)           --            17
                                               ------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
  Equivalents...............................        (38)                 2            --           (36)

Cash and Cash Equivalents:
   Beginning of year........................         50                 65            --           115
                                               ------------------------------------------------------------
   End of period............................       $ 12                $67           $--          $ 79
                                               ============================================================


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004


                                                 SOLUTIA AND      SUBSIDIARIES                 SOLUTIA AND
                                               SUBSIDIARIES IN       NOT IN                    SUBSIDIARIES
                                               REORGANIZATION    REORGANIZATION  ELIMINATIONS  CONSOLIDATED
                                               --------------    --------------  ------------  ------------
Net Cash Provided by (Used in) Operating
  Activities................................       $(16)             $ 12            $--          $ (4)
Net Cash Used in Investing Activities.......        (48)              (10)            --           (58)
Net Cash Provided by (Used in) Financing
  Activities................................         (9)               10             --             1
                                               ------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
  Equivalents...............................        (73)               12             --           (61)

Cash and Cash Equivalents:
   Beginning of year........................        125                34             --           159
                                               ------------------------------------------------------------
   End of period............................       $ 52              $ 46            $--          $ 98
                                               ============================================================

Recently Issued Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. Historically Solutia has elected to follow the guidance of APB 25 which allowed Solutia to use the intrinsic value method of accounting to value its share-based payment transactions with employees. Based on this method, Solutia did not recognize compensation expense in its consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. Solutia is required to adopt SFAS 123R by January 1, 2006. The impact on Solutia's earnings will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 3 and is contingent upon the number of future options granted, the selected transition method and the selection among acceptable valuation methodologies for valuing options.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



2.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

         Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as a debtor-in-possession. These estimated claims are reflected in the Condensed Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of June 30, 2005 and December 31, 2004 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations with claimants, rejection or assumption of executory contracts, determination of value of any collateral securing claims, reconciliation of proofs of claim or other events.

         Solutia has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses;
(vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of June 30, 2005 and December 31, 2004, as applicable.

         The amounts subject to compromise consisted of the following items:

                                                                           JUNE 30,        DECEMBER 31,
                                                                            2005              2004
                                                                            ----              ----
      Postretirement benefits (a)...............................           $1,080            $1,090
      Litigation reserves (b)...................................              141               141
      Accounts payable (c)......................................              118               130
      Environmental reserves (d)................................               82                82
      Other miscellaneous liabilities...........................               75                76

      6.72% debentures due 2037(e)..............................              150               150
      7.375% debentures due 2027(e).............................              300               300
      11.25% notes due 2009 (f).................................              223               223
      Other (g).................................................               43                43
                                                                           ------            ------
                                                                              716               716
      Unamortized debt discount and debt issuance costs.........              (48)              (48)
                                                                           ------            ------
           TOTAL DEBT SUBJECT TO COMPROMISE.....................              668               668
                                                                           ------            ------
      TOTAL LIABILITIES SUBJECT TO COMPROMISE...................           $2,164            $2,187
                                                                           ======            ======

(a) Postretirement benefits include Solutia's domestic (i) qualified pension plan liabilities of $454 and $445 as of June 30, 2005 and December 31, 2004, respectively; (ii) non-qualified pension plan liabilities of $19 and $18 as of June 30, 2005 and December 31, 2004, respectively; and (iii) other postretirement benefits liabilities of $607 and $627 as of June 30, 2005 and December 31, 2004, respectively. Pursuant to a bankruptcy court order, Solutia made payments with respect to other postretirement obligations of approximately $41 in the six months ended June 30, 2005.
(b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of June 30, 2005 and December 31, 2004.
(c) Pursuant to bankruptcy court orders, Solutia settled certain accounts payable liabilities subject to compromise in the six months ended June 30, 2005.



                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



(d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. See Note 7 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.
(e) While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the six months ended June 30, 2005 was approximately $16.
(f) Pursuant to a bankruptcy court order, Solutia is required to continue payments of the contractual interest on its 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code; provided, however, that Solutia's official committee of unsecured creditors (the "Creditors' Committee") has the right at any time, and Solutia has the right at any time after the payment of the contractual interest due in July 2005, to seek to terminate Solutia's obligation to continue making the interest payments. Solutia or the Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after a showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and whether that value is decreasing during the course of Solutia's bankruptcy case. The amount of contractual interest paid with respect to these notes was approximately $13 in the six months ended June 30, 2005, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of June 30, 2005 and December 31, 2004.
(g) Represents the debt obligation incurred upon the consolidation of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The obligation, representing the synthetic lease arrangement with respect to Solutia's headquarters building, was reclassified to liabilities subject to compromise in 2004 as Solutia believes it is unable to continue to perform on this debt obligation.

Reorganization Items, Net

         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         Reorganization items, net consisted of the following items:

                                                            THREE MONTHS                   SIX MONTHS
                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                           --------------                --------------

                                                         2005           2004           2005          2004
                                                         ----           ----           ----          ----
Professional fees (a) ........................           $(13)          $(11)          $(24)         $(24)
Contract termination costs (b) ...............             --            (11)            --           (20)
Severance and employee retention costs (c)...              (2)            (4)            (8)           (7)
Adjustments to allowed claim amounts (d) .....             --             --            (11)           --
Settlements of pre-petition claims (e) .......             --              2             29             2
Other ........................................             --             --             (6)           --
                                                         ----           ----           ----          ----
TOTAL REORGANIZATION ITEMS, NET ..............           $(15)          $(24)          $(20)         $(49)
                                                         ====           ====           ====          ====

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

                                                                 THREE MONTHS                          SIX MONTHS
                                                                ENDED JUNE 30,                       ENDED JUNE 30,
                                                                --------------                       --------------
                                                            2005              2004               2005             2004
                                                            ----              ----               ----             ----
NET INCOME (LOSS):
      As reported....................................      $   14            $  (98)            $   35           $ (198)
      Deduct: Total stock-based employee
          compensation expense determined using the
          Black-Scholes option-pricing model for all
          awards, net of tax.........................          --                (1)                --               (2)
                                                           ------            ------             ------           ------
      Pro forma......................................      $   14            $  (99)            $   35           $ (200)
                                                           ======            ======             ======           ======

INCOME (LOSS) PER SHARE:
      Basic and diluted - as reported................      $ 0.13            $(0.94)            $ 0.33           $(1.90)
      Basic and diluted - pro forma..................      $ 0.13            $(0.95)            $ 0.33           $(1.92)

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

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

         Goodwill of $76 at both June 30, 2005 and December 31, 2004 was allocated to the CPFilms reporting unit within the Performance Products and Services segment. There were no changes to the net carrying amount of goodwill during the six months ended June 30, 2005.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



Identified Intangible Assets

         Identified intangible assets generally are comprised of i) amortizable contract-based intangible assets with finite useful lives, and
ii) indefinite-lived trademarks not subject to amortization. These intangible assets are summarized in aggregate as follows:

                                                   JUNE 30, 2005                         DECEMBER 31, 2004
                                        -----------------------------------     -----------------------------------
                                         GROSS                       NET         GROSS                       NET
                                        CARRYING    ACCUMULATED    CARRYING     CARRYING   ACCUMULATED     CARRYING
                                         VALUE     AMORTIZATION     VALUE        VALUE    AMORTIZATION      VALUE
                                        -----------------------------------     -----------------------------------
Amortized intangible assets......        $   29     $    (20)       $   9       $   31     $    (20)        $  11
Trademarks.......................            27           --           27           27           --            27
                                        -----------------------------------     -----------------------------------
TOTAL IDENTIFIED INTANGIBLE
ASSETS...........................         $  56     $    (20)        $ 36       $   58     $    (20)         $ 38
                                        ===================================     ===================================

         There were no material acquisitions of intangible assets and there have been no changes to amortizable lives or methods during the six months ended June 30, 2005. In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $1 annually from 2005 through 2009.

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                         JUNE 30,           DECEMBER 31,
                                                                           2005                 2004
                                                                           ----                 ----
INVENTORIES
Finished goods................................................            $    201             $    223
Goods in process..............................................                 129                   99
Raw materials and supplies....................................                  88                   92
                                                                          --------             --------
Inventories, at FIFO cost.....................................                 418                  414
Excess of FIFO over LIFO cost.................................                (173)                (175)
                                                                          --------             --------
TOTAL INVENTORIES.............................................            $    245             $    239
                                                                          ========             ========

         Inventories at FIFO approximate current cost.

                                                                         JUNE 30,           December 31,
                                                                           2005                 2004
                                                                           ----                 ----
ACCRUED LIABILITIES
Wages and benefits............................................            $     38             $     55
Accrued rebates and sales returns/allowances..................                  22                   31
Accrued interest..............................................                  23                   25
Other.........................................................                 149                  172
                                                                          --------             --------
TOTAL ACCRUED LIABILITIES.....................................            $    232             $    283
                                                                          ========             ========

6.  RESTRUCTURING RESERVES

         During the first quarter 2005, Solutia announced that it will exit its acrylic fibers operations and shut down its nylon industrial fiber manufacturing unit at its plant in Pensacola, Florida during the second quarter 2005. As a result in the first quarter 2005, Solutia recorded restructuring charges of $10 in Reorganization Items, net including $6 of various asset write-downs and $4 of severance and retraining costs. In the second quarter 2005, Solutia recorded an additional $5 of asset write-downs and $2 of decontamination costs, offset by a $7 gain from the reversal of the LIFO reserve associated with the inventory liquidated as part of the business shut-downs. These actions resulted from Solutia's continued strategic evaluation of its businesses and the resulting charges were recorded in the Integrated Nylon segment. In addition, Solutia recorded $1 of severance and retraining costs in the second quarter 2005 in cost of goods sold involving headcount reductions primarily in its Performance Products and Services segment and corporate function.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


         During the six months ended June 30, 2005, Solutia recorded restructuring charges of $10 in Reorganization Items, net involving the exit of its acrylic fibers operations and shut down of its nylon industrial fiber manufacturing unit at its plant in Pensacola, Florida. These restructuring costs included $11 of asset write-downs, $4 of severance and retraining costs and $2 of decontamination costs, partially offset by a $7 gain from the reversal of the LIFO reserve associated with the inventory liquidated as part of the business shut-down. In addition, Solutia recorded $2 of severance and retraining costs in the six months ended June 30, 2005 with $1 recorded in reorganizations items, net and $1 in cost of goods sold involving headcount reductions within both the Integrated Nylon and Performance Products and Services segments, as well as the corporate function.

         Solutia cannot forecast the level of future restructuring charges due to the inherent uncertainty involved in operating as a debtor-in-possession under Chapter 11 bankruptcy protection.

         A summary of restructuring activity during the three and six months ended June 30, 2005 is presented as follows:

                                           DECOMMISSIONING/  FUTURE LEASE     EMPLOYMENT       ASSET
                                             DISMANTLING       PAYMENTS       REDUCTIONS    WRITE-DOWNS        TOTAL
                                         -------------------------------------------------------------------------------
Balance at December 31, 2004.........            $ 5            $ 12            $ --           $ --            $ 17
  Charges taken......................             --              --               5              6              11
  Amounts utilized...................             --             (12)             (1)            (6)            (19)
                                         -------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2005............            $ 5            $ --            $  4           $ --            $  9
  Charges taken......................              2              --               1              5               8
  Amounts utilized...................             (3)             --              (4)            (5)            (12)
                                         -------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2005.............            $ 4            $ --            $  1           $ --            $  5
                                         ===============================================================================

7.  CONTINGENCIES

Legacy Liabilities

         One of the objectives of Solutia's Chapter 11 filing is to obtain relief from the negative financial impact of legacy liabilities. The agreement-in-principle, as further described in Note 1, sets forth the proposed terms for addressing the funding responsibility for these legacy liabilities, including contingent litigation and environmental obligations, through Solutia's Chapter 11 proceedings.

Litigation

         Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia had a liability of $141 associated with these obligations classified as a liability subject to compromise as of June 30, 2005 and December 31, 2004. See Note 1 for further description as to how these legacy litigation claims would be addressed under the agreement-in-principle.

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

Legal Proceedings in Solutia's Bankruptcy Case
----------------------------------------------

           A complaint was filed on May 27, 2005 against Solutia in its bankruptcy case by JP Morgan Chase Bank, National Association ("JP Morgan"), as indenture trustee for Solutia's debentures due in 2027 and 2037 asserting six causes of action, as follows: (a) five causes of action seeking declaratory judgments to establish the validity and priority of JP Morgan's security interests; and (b) one cause of action pursuant to section 363 of the Bankruptcy Code asserting that JP Morgan's security interests lacked adequate protection. Solutia filed its response to the JP Morgan complaint on July 5, 2005, denying the allegations of JP Morgan based on the express terms of the indentures governing the 2027 and 2037 debentures, and has responded to JP Morgan's requests for production of documents.

           On March 7, 2005, the Official Committee of Equity Security Holders (the "Equity Committee") in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and an objection to the proofs of claim filed by Monsanto and Pharmacia in Solutia's bankruptcy case. The complaint seeks to avoid certain obligations assumed by Solutia in its spinoff from Pharmacia. The complaint alleges that the spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets, such that Solutia was destined to fail from its inception. On May 24, 2005 Pharmacia and Monsanto filed a motion to dismiss the complaint, or in the alternative, to stay the adversary proceeding. Neither a discovery schedule nor a trial date has been set. The Equity Committee has also filed a Motion for Leave to conduct an examination of the Debtors pursuant to Bankruptcy Rule 2004.

Anniston Partial Consent Decree
-------------------------------

         On August 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Partial Consent Decree in an action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if PCBs are at a level of 1 part per million ("ppm") or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the Anniston PCB site, and pay EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston. In the fall of 2004, EPA, Solutia and Pharmacia, and other potentially responsible parties ("PRPs") with respect to the Anniston lead site began negotiations regarding cleanup on the Anniston lead and PCB sites. Subsequently, Solutia learned that EPA intended to enter into an Administrative Order on Consent with the lead site PRPs which would deny Pharmacia and Solutia contribution rights against the lead site PRPs with respect to PCB cleanup. An order was issued by the district court on June 2, 2005 requiring the parties to proceed through formal dispute resolution and preserving the status quo for thirty days. On June 30, 2005, the district court found that by granting contribution protection to the lead site PRPs, the EPA would have repudiated the Partial Consent Decree and indicated that, if such contribution protection were granted, the court would suspend Solutia's and Pharmacia's obligations under the Partial Consent Decree upon their motion. Solutia and Pharmacia continue attempts to negotiate a global settlement with EPA and the Anniston lead site PRPs and have not made a motion to the district court to suspend their obligations under the Partial Consent Decree.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


Flexsys Related Litigation
--------------------------

         Antitrust authorities in the United States, Europe and Canada are investigating past commercial practices in the rubber chemicals industry. Flexsys, Solutia's 50/50 joint venture with Akzo Nobel N.V., is a subject of such an investigation and has been fully cooperating with the authorities and will continue to do so in the ongoing investigation. In addition, a number of class actions have been filed against Flexsys and other producers of rubber chemicals.

         State court actions. Solutia is aware of 23 class actions filed in various state courts against Flexsys and other producers of rubber chemicals. Solutia is only named as a defendant in one of these cases, which was automatically stayed as against Solutia. In 20 of these cases, plaintiffs seek actual and treble damages under state law on behalf of all retail purchasers of tires in that state since as early as 1994. In the other three cases, plaintiffs make similar allegations and seek similar relief on behalf of all consumers of products containing rubber, including tires. Eleven of these cases remain pending at the trial level in procedural stages or are pending on appeal following dismissal as to Flexsys either by plaintiffs or by the trial court on procedural grounds. The remaining cases have been dismissed voluntarily by plaintiffs or by the court on procedural grounds and are not on appeal.

          Canadian actions. In May 2004, two class actions were filed in the Province of Quebec, Canada, against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Plaintiffs seek statutory damages of (CAD) $14.6 along with exemplary damages of (CAD) $0.000025 per person. A hearing will be scheduled to determine which case will be allowed to go forward. Solutia is not a defendant in either of these class actions. In May 2005, Solutia became aware of a case filed in Ontario, Canada against Flexsys and other rubber chemical producers alleging the same claims as the Quebec cases and seeking on behalf of the citizens of Ontario (CAD) $95 in damages. No response is yet due nor has any been filed by defendants in the Ontario case. Solutia is not a defendant in that case.

         Federal court actions by purchasers of rubber chemicals. Eight class actions filed in the U.S. District Court for the Northern District of California on behalf of all individuals and entities that had purchased rubber chemicals in the United States during the period January 1, 1995 until October 10, 2002, against Solutia, Flexsys and a number of other companies producing rubber chemicals have been consolidated into a single action called In Re Rubber Chemicals Antitrust Litigation. The consolidated action alleges price-fixing and seeks treble damages and injunctive relief under U.S. antitrust laws on behalf of all the plaintiffs. Solutia filed a Suggestion of Bankruptcy in this consolidated action staying the litigation against it. A settlement agreement was approved by the court on June 21, 2005 releasing Flexsys, Solutia, Akzo and their predecessors in interest from any further liability to the members of the class with respect to the allegations in the action. As described in Solutia's 2004 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, RBX Industries, Inc. and Parker Hannifin Corporation had filed separate cases against Flexsys and other rubber chemical producing companies seeking the same relief as requested by the class in In Re Rubber Chemicals with respect to RBX's and Parker Hannifin's own purchases of rubber chemicals during the relevant period. Both RBX and Parker Hannifin elected to join the class in In re Rubber Chemicals prior to the class settlement. Other than potential claims by two small direct purchasers of rubber chemicals that elected to opt out of the settlement and whose purchases from Flexsys were immaterial in amount, the class settlement resolves all remaining claims against Solutia and Flexsys under U.S. antitrust laws of direct purchasers of rubber chemicals whose purchases were made in the United States during the alleged class period.

         Federal court actions alleging violations of federal securities laws. Six shareholder class actions were filed in the U.S. District Court for the Northern District of California against Solutia, its then and former chief executive officers and its then chief financial officer. The complaints were consolidated into a single action called In Re Solutia Securities Litigation, and a consolidated complaint which named two additional defendants, Solutia's then current and past controllers, was filed. The consolidated complaint alleges that, from December 16, 1998 to October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys' results into Solutia's financial reports

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during the period. The plaintiffs seek damages and any equitable relief that the court deems proper. The consolidated action is automatically stayed with respect to Solutia by virtue of Section 362(a) of the U.S. Bankruptcy Code. On March 24, 2005, the court issued a final order dismissing the complaint against the individual defendants and, on March 29, 2005, issued an order dismissing the case pending resolution of Solutia's bankruptcy case. Plaintiffs did not file an appeal within the applicable appeals period.

         Shareholder Derivative Suits. Two shareholder derivative suits were filed in the Missouri Circuit Court for the Twenty-First Judicial Circuit of St. Louis County against certain of Solutia's current and past directors, chief executive officers, chief financial officer and former vice chairman. Solutia is included as a nominal defendant. The plaintiffs seek damages on behalf of Solutia for the individual defendants' alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, arising out of Flexsys' alleged participation in the price-fixing of rubber chemicals and Solutia's incorporation of Flexsys' purportedly inflated financial results arising from the alleged price-fixing into Solutia's financial statements. These two shareholder derivative suits were consolidated into a single action, In re Solutia Inc. Derivative Litigation. On December 29, 2003, the court entered an order in the consolidated action staying the litigation with respect to all defendants, including Solutia. In August 2004, the court involuntarily dismissed the cases for lack of prosecution. Plaintiffs' motion to reinstate the actions is pending.

Other Legal Proceedings
-----------------------

         On October 7, 2004, a class action captioned Dickerson v. Feldman, et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleges breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA") and seeks to recover alleged losses in the Solutia Inc. Savings and Investment Plan ("SIP Plan") arising from the alleged imprudent investment of SIP Plan assets in Solutia's common stock during the period from December 16, 1998 through the date the action was filed. The investment is alleged to have been imprudent because of Solutia's legacy environmental and litigation liabilities and because of Flexsys' alleged involvement in the matters described above under "Flexsys Related Litigation". The action seeks monetary payment to the SIP Plan to compensate for the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 against Solutia in the U.S. Bankruptcy Court for the Southern District of New York. The plaintiff then sought to withdraw the reference of his ERISA claim from the bankruptcy court to the district court so that the proof of claim and the class action could be considered together by the district court. On March 11, 2005 the district court denied without prejudice plaintiff's motion to withdraw the reference. In May of 2005, the plaintiffs filed an amended and then a second amended complaint. Although the ERISA violations alleged are very similar to those asserted in the original complaint, the second amended complaint added new allegations largely similar to those made in In Re Solutia Securities Litigation described above. This second amended complaint also adds twelve new defendants, including former and current directors and officers of Solutia. The directors are alleged to have breached their fiduciary duties under ERISA by failing to monitor the plan's fiduciaries, and by failing to recognize that the fiduciaries were not themselves properly managing the plan.

         On October 14, 2003, Solutia filed an action captioned Solutia Inc.
v. FMC Corporation in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology contributed by FMC to Astaris, a 50/50 joint venture between Solutia and FMC. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against FMC in the U.S. Bankruptcy Court for the Southern District of New York. FMC filed a motion with the bankruptcy court to withdraw the reference. The motion was granted, and, as a result, the matter is now pending in the U.S. District Court for the Southern District of New York. FMC filed a motion to dismiss Solutia's action based upon an alleged lack of standing. On March 29, 2005 the court granted in part and denied in part FMC's motion to dismiss. Specifically, the court dismissed with prejudice two of Solutia's claims for breach of contract. The court denied FMC's motion to dismiss Solutia's other

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


claim for breach of contract and its claims for breach of fiduciary duty, negligent misrepresentation and fraud and fraud in the inducement. Solutia is vigorously pursuing this action.

            Competition authorities in Belgium and several other European countries are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates ("BBP"). One of the BBP producers under investigation by the Belgian Competition Authority is Ferro Belgium sprl, the European subsidiary of Ferro Corporation. Ferro's BBP business in Europe was purchased from Solutia Inc. in 2000. Solutia received an indemnification notice from Ferro and has exercised its right, pursuant to the purchase agreement relating to Ferro's acquisition of the BBP business from Solutia, to assume and control the defense of Ferro in proceedings relating to these investigations. On July
7, 2005, the Belgian Competition Authority issued a Statement of Objections regarding its BBP investigation in which Solutia Europe S.A/N.V., a European subsidiary of Solutia, along with Ferro and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000. Solutia Inc. is not named as a party under investigation in the Statement of Objections. Written comments to the Statement of Objections are due on August 31, 2005 and a preliminary oral hearing before the Belgian Competition Authority is currently scheduled to take place on September 6, 2005. Solutia is fully cooperating with the Belgian Competition Authority in this investigation. Solutia currently believes that any liability that may result from the Belgian investigation will not be significant to its results of operations or financial position. However, Solutia cannot provide any assurance that the liability assessed against it as a result of this matter would not have a material adverse effect on Solutia's results of operations or financial position.

Environmental Liabilities

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $77 and $78 as of June 30, 2005 and December 31, 2004, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Condensed Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

         Solutia had an accrued liability of $82 as of June 30, 2005 and December 31, 2004 for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Condensed Consolidated Statement of Financial Position as of both June 30, 2005 and December 31, 2004. The agreement-in-principle provides that Monsanto will pay environmental remediation costs at sites that have not been owned or operated by Solutia, and to which waste has not been sent, since the spinoff, and provides a mechanism for sharing between Monsanto and Solutia responsibility for environmental liabilities at certain sites adjacent to the Anniston, Alabama and Sauget, Illinois plant locations. See Note 1 for further description as to how these legacy environmental claims would be addressed under the agreement-in-principle. Remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. In addition, Solutia has not adjusted its recorded environmental liabilities classified as subject to compromise for ongoing remediation activities at these sites since the inception of Solutia's bankruptcy case.

         In addition to the bankruptcy proceedings, Solutia's environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, changes in method and extent of remediation, existence of other potentially responsible parties and changes in technology. Solutia believes that the known and unknown environmental matters, including matters classified as subject to compromise for which

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


Solutia may ultimately assume responsibility, when ultimately resolved, which may be over an extended period of time, could have a material effect on the consolidated financial position, liquidity and profitability of Solutia.

Impact of Chapter 11 Proceedings
--------------------------------

         During the reorganization process, substantially all pending litigation against Solutia and its subsidiaries that filed for reorganization under Chapter 11 ("Debtors") is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims addressed by the bankruptcy court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations with claimants, assumption or rejection of executory contracts, determination as to the value of any collateral securing claims, reconciliation of proofs of claim or other events. Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process. The amount of pre-filing claims ultimately allowed by the bankruptcy court with respect to contingent claims may be materially different from the amounts reflected in the condensed consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to their filing date may be subject to compromise in connection with the plan of reorganization. The ultimate resolution of all of these claims may be settled through negotiation as opposed to court proceedings, with the result being that Solutia may retain certain obligations currently classified as subject to compromise in the Condensed Consolidated Statement of Financial Position. See Note 1 for further description of the agreement-in-principle that outlines Solutia's current proposal for resolution of certain claims.


8.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

         For the three and six months ended June 30, 2005 and 2004, Solutia's pension and healthcare and other benefit costs were as follows:

                                                                     PENSION BENEFITS
                                                                     ----------------
                                                      THREE MONTHS                      SIX MONTHS
                                                      ------------                      ----------
                                                     ENDED JUNE 30,                   ENDED JUNE 30,
                                                     --------------                   --------------

                                                 2005             2004            2005              2004
                                                 ----             ----            ----              ----
Service costs for benefits earned........        $  1             $  6            $  3              $ 13
Interest costs on benefit obligation.....          17               35              35                56
Assumed return on plan assets............         (16)             (34)            (33)              (54)
Prior service costs .....................           1                2               1                 6
Recognized net loss......................           3                2               6                 4
Curtailment and settlement net charges ..          --               62              --                62
                                                 ----             ----            ----              ----
TOTAL....................................        $  6             $ 73            $ 12              $ 87
                                                 ====             ====            ====              ====




                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                               HEALTHCARE AND OTHER BENEFITS
                                                               -----------------------------
                                                      THREE MONTHS                       SIX MONTHS
                                                     ENDED JUNE 30,                    ENDED JUNE 30,
                                                     --------------                    --------------

                                                  2005             2004            2005              2004
                                                  ----             ----            ----              ----
Service costs for benefits earned........         $ 2              $ 2             $ 3               $ 5
Interest costs on benefit obligation.....           8               13              17                24
Prior service costs .....................          (2)              (4)             (5)               (8)
Recognized net loss......................           3                2               7                 5
                                                  ---              ---             ---               ---
TOTAL....................................         $11              $13             $22               $26
                                                  ===              ===             ===               ===

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

Employer Contributions

         According to current IRS funding rules, Solutia does not expect to be required to make pension contributions to its U.S. qualified pension plan in 2005. However, Solutia may elect to make voluntary contributions to the pension plan in 2005 in order to minimize future required contributions. No contributions were made to the U.S. qualified pension plan in the six months ended June 30, 2005.

9.  DEBT OBLIGATIONS

         Solutia amended its DIP financing agreement on June 1, 2005 and received bankruptcy court approval on July 25, 2005. The amendment reduces the interest rate on the term loan component of the DIP facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or 8.0 percent, extends the maturity date of the current facility to June 19, 2006 from the previous December 19, 2005 maturity date, and makes other minor modifications. No changes were made to the financial covenants contained in the DIP agreement aside from extending the financial covenant requirements to be commensurate with the new maturity date of the DIP agreement. Overall, these changes are expected to reduce Solutia's interest expense on the term loan component of the DIP facility up to $7 based upon the new maturity date.

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



10.  SEGMENT DATA

         Solutia's management is organized around two strategic business platforms: Performance Products and Services and Integrated Nylon. Solutia's reportable segments and their major products are as follows:

                 PERFORMANCE PRODUCTS AND SERVICES                                  INTEGRATED NYLON
                 ---------------------------------                                  ----------------
    SAFLEX(R) and VANCEVA(R) plastic interlayer                         Nylon intermediate "building block" chemicals

    Polyvinyl butyral for KEEPSAFE(R) and KEEPSAFE MAXIMUM(R)           Merchant polymer and nylon extrusion polymers,
    laminated window glass                                              including VYDYNE(R) and ASCEND(R)

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

    THERMINOL(R) heat transfer fluids                                   Industrial nylon fibers

    DEQUEST(R) water treatment chemicals

    SKYDROL(R) aviation hydraulic fluids

    Services for process research and development, scale-up manufacturing and small volume licensed production for the pharmaceutical industry

         Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes ("EBIT"), which includes marketing, administrative, technological and amortization expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment. Certain expenses and other items that are managed outside the segments are excluded. These unallocated items consist primarily of corporate expenses, certain equity earnings from affiliates, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment. There were no inter-segment sales in the periods presented below.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


         Segment data for the three and six months ended June 30, 2005 and 2004 are as follows:

                                                         THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------
                                                      2005                         2004
                                            -------------------------     -----------------------
                                                NET       PROFIT              NET      PROFIT
                                               SALES      (LOSS)             SALES     (LOSS)
                                               -----      ------             -----     ------
SEGMENT:
Performance Products and Services...            $315      $  37               $287      $  27
Integrated Nylon....................             432         14                413          5
                                                ----      -----               ----      -----
SEGMENT TOTALS......................             747         51                700         32

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses..............                        (14)                          (78)
    Equity earnings (loss) from
     affiliates.....................                         20                            (3)
    Interest expense................                        (22)                          (23)
    Other income, net...............                          1                            --
    Reorganization items, net.......                        (15)                          (24)
CONSOLIDATED TOTALS:
                                                ----                          ----
    NET SALES.......................            $747                          $700
                                                ====      -----               ====      -----
    INCOME (LOSS) BEFORE INCOME TAXES                     $  21                         $ (96)
                                                          =====                         =====

                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                      2005                         2004
                                            -------------------------     -----------------------
                                               NET        PROFIT             NET       PROFIT
                                              SALES       (LOSS)            SALES      (LOSS)
                                              -----       ------            -----      ------
SEGMENT:
Performance Products and Services...          $  602      $  72             $  558     $   52
Integrated Nylon....................             878         13                786         (7)
                                              ------      -----             ------     ------
SEGMENT TOTALS......................           1,480         85              1,344         45

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses..............                        (25)                          (89)
    Equity earnings (loss) from
     affiliates.....................                         33                           (12)
    Interest expense................                        (44)                          (72)
    Other income, net...............                          2                            --
    Loss on debt modification.......                         --                           (15)
    Reorganization items, net.......                         (2)                          (49)
CONSOLIDATED TOTALS:
                                              ------                        ------
    NET SALES.......................          $1,480                        $1,344
                                              ======      -----             ======     ------
    INCOME (LOSS) BEFORE INCOME TAXES                     $  49                        $ (192)
                                                          =====                        ======

11. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

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

         The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                              THREE MONTHS ENDED JUNE 30, 2005

                                                 PARENT ONLY                     NON-                          CONSOLIDATED
                                                 SOLUTIA INC.    GUARANTORS   GUARANTORS     ELIMINATIONS      SOLUTIA INC.
                                                 ------------    ----------   ----------     ------------      ------------
NET SALES................................           $ 550           $ 52        $ 246           $ (101)           $ 747
Cost of goods sold.......................             516             25          208             (106)             643
                                              -----------------------------------------------------------------------------
GROSS PROFIT.............................              34             27           38                5              104
Marketing expenses.......................              20              6            9               --               35
Administrative expenses..................              16              2            7               --               25
Technological expenses...................              10              1           --               --               11
                                              -----------------------------------------------------------------------------
OPERATING INCOME (LOSS)..................             (12)            18           22                5               33
Equity earnings (loss) from affiliates...              42             11           (1)             (31)              21
Interest expense.........................              --             --          (13)              (9)             (22)
Other income (expense), net..............              (2)            (9)          12                3                4
Reorganization items, net................             (13)            --           (2)              --              (15)
                                              -----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ..............              15             20           18              (32)              21
Income tax expense ......................               1             --            6               --                7
                                              -----------------------------------------------------------------------------
NET INCOME...............................           $  14           $ 20        $  12           $  (32)           $  14
                                              =============================================================================


                                 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                              THREE MONTHS ENDED JUNE 30, 2005

                                                 PARENT ONLY                     NON-                          CONSOLIDATED
                                                 SOLUTIA INC.    GUARANTORS   GUARANTORS     ELIMINATIONS      SOLUTIA INC.
                                                 ------------    ----------   ----------     ------------      ------------

NET INCOME...............................           $  14           $ 20        $  12           $  (32)           $  14
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.........              (2)            (6)          (9)              15               (2)
                                              -----------------------------------------------------------------------------
COMPREHENSIVE INCOME.....................           $  12           $ 14        $   3           $  (17)           $  12
                                              =============================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              THREE MONTHS ENDED JUNE 30, 2004

                                                  PARENT ONLY                       NON-                         CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS     GUARANTORS     ELIMINATIONS     SOLUTIA INC.
                                                  ------------    ----------     ----------     ------------     ------------
NET SALES................................           $ 519            $ 52          $ 226           $ (97)            $ 700
Cost of goods sold.......................             551              23            185            (103)              656
                                                -----------------------------------------------------------------------------
GROSS PROFIT.............................             (32)             29             41               6                44
Marketing expenses.......................              26               6              8              --                40
Administrative expenses..................              23               2              8              --                33
Technological expenses...................              15              --              1              --                16
Amortization expense.....................              --              --              1              --                 1
                                                -----------------------------------------------------------------------------
OPERATING INCOME (LOSS)..................             (96)             21             23               6               (46)
Equity earnings (loss) from affiliates...              53              19             (2)            (73)               (3)
Interest expense.........................             (33)             (1)           (13)             24               (23)
Other income, net........................               2              19              8             (29)               --
Reorganization items, net................             (24)             --             --              --               (24)
                                                -----------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES .......             (98)             58             16             (72)              (96)
Income tax expense ......................              --              --              2              --                 2
                                                -----------------------------------------------------------------------------
NET INCOME (LOSS)........................           $ (98)           $ 58          $  14           $ (72)            $ (98)
                                                =============================================================================


                              CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                              THREE MONTHS ENDED JUNE 30, 2004

                                                 PARENT ONLY                        NON-                        CONSOLIDATED
                                                 SOLUTIA INC.    GUARANTORS      GUARANTORS    ELIMINATIONS     SOLUTIA INC.
                                                 ------------    ----------      ----------    ------------     ------------
NET INCOME (LOSS)........................           $ (98)          $ 58            $ 14          $ (72)           $ (98)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.........               1             --               5             (5)               1
Minimum pension liability adjustments, net
  of tax.................................              18             --              --             --               18
                                              -----------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)..............           $ (79)          $ 58            $ 19          $ (77)           $ (79)
                                               ============================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                               SIX MONTHS ENDED JUNE 30, 2005

                                                 PARENT ONLY                         NON-                       CONSOLIDATED
                                                 SOLUTIA INC.      GUARANTORS     GUARANTORS   ELIMINATIONS     SOLUTIA INC.
                                                 ------------      ----------     ----------   ------------     ------------
NET SALES..................................         $1,101             $92           $490         $(203)           $1,480
Cost of goods sold.........................          1,034              41            411          (217)            1,269
                                              -----------------------------------------------------------------------------
GROSS PROFIT...............................             67              51             79            14               211
Marketing expenses.........................             39              12             17            --                68
Administrative expenses....................             30               4             15            --                49
Technological expenses.....................             20               1              1            --                22
                                              -----------------------------------------------------------------------------
OPERATING INCOME (LOSS)....................            (22)             34             46            14                72
Equity earnings (loss) from affiliates.....            110              24             (2)          (97)               35
Interest expense...........................            (32)             --            (26)           14               (44)
Other income (expense), net................             (1)             11             22           (26)                6
Reorganization items, net..................            (18)             --             (2)           --               (20)
                                              -----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ................             37              69             38           (95)               49
Income tax expense ........................              2              --             12            --                14
                                              -----------------------------------------------------------------------------
NET INCOME.................................         $   35             $69           $ 26         $ (95)           $   35
                                               ============================================================================


                                 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                               SIX MONTHS ENDED JUNE 30, 2005

                                                 PARENT ONLY                        NON-                         CONSOLIDATED
                                                 SOLUTIA INC.     GUARANTORS     GUARANTORS   ELIMINATIONS       SOLUTIA INC.
                                                 ------------     ----------     ----------   ------------       ------------
NET INCOME.................................         $ 35             $ 69           $ 26         $ (95)             $ 35
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments...........           (7)             (10)           (16)           26                (7)
                                              -----------------------------------------------------------------------------
COMPREHENSIVE INCOME.......................         $ 28             $ 59           $ 10         $ (69)             $ 28
                                              =============================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                               SIX MONTHS ENDED JUNE 30, 2004

                                               PARENT ONLY                            NON-                        CONSOLIDATED
                                               SOLUTIA INC.       GUARANTORS       GUARANTORS     ELIMINATIONS    SOLUTIA INC.
                                               ------------       ----------       ----------     ------------    ------------
NET SALES..................................       $1,002              $91             $437           $(186)         $1,344
Cost of goods sold.........................        1,024               41              363            (199)          1,229
                                             -------------------------------------------------------------------------------------
GROSS PROFIT...............................          (22)              50               74              13             115
Marketing expenses.........................           47               11               16              --              74
Administrative expenses....................           39                4               15              --              58
Technological expenses.....................           24                1                1              --              26
Amortization expense.......................           --               --                1              --               1
                                             -------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)....................         (132)              34               41              13             (44)

Equity earnings from affiliates............           68               11               --             (91)            (12)
Interest expense...........................          (91)              (1)             (28)             48             (72)
Other income, net..........................            6               38               14             (58)             --
Loss on debt modification..................           --               --              (15)             --             (15)
Reorganization items, net..................          (49)              --               --              --             (49)
                                             -------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES .........         (198)              82               12             (88)           (192)
Income tax expense ........................           --               --                6              --               6
                                             -------------------------------------------------------------------------------------
NET INCOME (LOSS)..........................       $ (198)             $82             $  6           $ (88)         $ (198)
                                             =====================================================================================


                              CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                               SIX MONTHS ENDED JUNE 30, 2004

                                                PARENT ONLY                         NON-                     CONSOLIDATED
                                                SOLUTIA INC.      GUARANTORS     GUARANTORS  ELIMINATIONS    SOLUTIA INC.
                                                ------------      ----------     ----------  ------------    ------------
NET INCOME (LOSS)..........................      $ (198)             $ 82          $  6         $ (88)         $ (198)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments...........          (1)               (1)            8            (7)             (1)
Minimum pension liability adjustments, net
  of tax...................................          18                --            --            --              18
                                             ------------------------------ --------------------------------------------------
COMPREHENSIVE INCOME (LOSS)................      $ (181)             $ 81          $ 14         $ (95)         $ (181)
                                             =================================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                       JUNE 30, 2005

                                                            PARENT ONLY                        NON-                     CONSOLIDATED
                                                            SOLUTIA INC.    GUARANTORS      GUARANTORS   ELIMINATIONS   SOLUTIA INC.
                                                            ------------    ----------      ----------   ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..............................      $    (3)        $    14         $    68       $     --        $    79
Trade receivables, net.................................            2             151             142             --            295
Intercompany receivables...............................          122             728              82           (932)            --
Miscellaneous receivables..............................           52               1              20             --             73
Inventories............................................          120              30             111            (16)           245
Prepaid expenses and other current assets..............           15              --              11              3             29
                                                           -------------------------------------------------------------------------
TOTAL CURRENT ASSETS...................................          308             924             434           (945)           721

PROPERTY, PLANT AND EQUIPMENT, NET.....................          599              78             125             --            802
INVESTMENTS IN AFFILIATES..............................        2,266             193              17         (2,276)           200
GOODWILL...............................................           --              72               4             --             76
IDENTIFIED INTANGIBLE ASSETS, NET......................            2              27               7             --             36
INTERCOMPANY ADVANCES..................................          128           1,238             725         (2,091)            --
OTHER ASSETS...........................................           85              --              46             --            131
                                                           -------------------------------------------------------------------------
TOTAL ASSETS...........................................      $ 3,388         $ 2,532         $ 1,358       $ (5,312)       $ 1,966
                                                           =========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable.......................................      $   128         $     9         $    41       $     (2)       $   176
Intercompany payables..................................           81              12             112           (205)            --
Accrued liabilities....................................          137              10              85             --            232
Short-term debt........................................          300              --              --             --            300
Intercompany short-term debt...........................           --              --             190           (190)            --
                                                           -------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES..............................          646              31             428           (397)           708

LONG-TERM DEBT.........................................           --              --             251             --            251
INTERCOMPANY LONG-TERM DEBT............................           --              --             413           (413)            --
OTHER LIABILITIES......................................          207              --              52             --            259
                                                           -------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE............          853              31           1,144           (810)         1,218

LIABILITIES SUBJECT TO COMPROMISE......................        3,951             407              21         (2,215)         2,164

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock...........................................            1              --              --             --              1
Additional contributed capital ........................           56              --              --             --             56
Treasury stock.........................................         (251)             --              --             --           (251)
Net (deficiency) excess of assets at spinoff and
 subsidiary capital....................................         (113)          2,094             193         (2,287)          (113)
Accumulated other comprehensive loss...................          (82)             --              --             --            (82)
Accumulated deficit....................................       (1,027)             --              --             --         (1,027)
                                                           -------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)...................       (1,416)          2,094             193         (2,287)        (1,416)
                                                           -------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)...      $ 3,388         $ 2,532         $ 1,358       $ (5,312)       $ 1,966
                                                           =========================================================================




                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                     DECEMBER 31, 2004

                                                  PARENT ONLY                      NON-                        CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS     SOLUTIA INC.
                                                  ------------    ----------    ----------    ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................        $    43         $     7       $    65        $     --         $   115
Trade receivables, net....................              7             131           148              --             286
Intercompany receivables..................            130             759            77            (966)             --
Miscellaneous receivables.................             65               1            27              --              93
Inventories...............................            112              28           116             (17)            239
Prepaid expenses and other assets.........             27              --            15               3              45
                                                ------------------------------------------------------------------------------
TOTAL CURRENT ASSETS......................            384             926           448            (980)            778

PROPERTY, PLANT AND EQUIPMENT, NET........            623              78           140              --             841
INVESTMENTS IN AFFILIATES.................          2,220             189            22          (2,254)            177
GOODWILL..................................             --              71             5              --              76
IDENTIFIED INTANGIBLE ASSETS, net.........              2              27             9              --              38
INTERCOMPANY ADVANCES.....................            128           1,238           806          (2,172)             --
OTHER ASSETS..............................            111              --            55              --             166
                                                ------------------------------------------------------------------------------
TOTAL ASSETS..............................        $ 3,468         $ 2,529       $ 1,485        $ (5,406)        $ 2,076
                                                ==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..........................        $   138         $     8       $    53        $     (1)        $   198
Intercompany payables.....................            113              17           109            (239)             --
Accrued liabilities.......................            176              11            96              --             283
Short-term debt...........................            300              --            --              --             300
Intercompany short-term debt..............             --              --           214            (214)             --
                                                ------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.................            727              36           472            (454)            781

LONG-TERM DEBT............................             --              --           285              --             285
INTERCOMPANY LONG-TERM DEBT...............             --              --           463            (463)             --
OTHER LIABILITIES.........................            212              --            56              (1)            267
                                                ------------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE..............................            939              36         1,276            (918)          1,333

LIABILITIES SUBJECT TO COMPROMISE.........          3,973             415            22          (2,223)          2,187

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock..............................              1              --            --              --               1
Additional contributed capital ...........             56              --            --              --              56
Treasury stock............................           (251)             --            --              --            (251)
Net (deficiency) excess of assets at
  spinoff and subsidiary capital..........           (113)          2,078           187          (2,265)           (113)
Accumulated other comprehensive loss......            (75)             --            --              --             (75)
Accumulated deficit.......................         (1,062)             --            --              --          (1,062)
                                                ------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......         (1,444)          2,078           187          (2,265)         (1,444)
                                                ------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)...............................        $ 3,468         $ 2,529       $ 1,485        $ (5,406)        $ 2,076
                                                ==============================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                               SIX MONTHS ENDED JUNE 30, 2005

                                                   PARENT ONLY                       NON-                       CONSOLIDATED
                                                   SOLUTIA INC.    GUARANTORS     GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                   ------------    ----------     ----------    ------------    ------------
CASH PROVIDED BY (USED IN) OPERATIONS....            $ (65)           $ 24          $ 15           $ --           $ (26)
                                                 ------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases..              (18)             (4)           (7)            --             (29)
Property disposals and investment
 proceeds................................                1              --             1             --               2
                                                 ------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES........              (17)             (4)           (6)            --             (27)
                                                 ------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in cash collateralized letters
  of credit..............................               17              --            --             --              17
Changes in investments and advances from
  (to) affiliates........................               19             (13)           (6)            --              --
                                                 ------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES..............................               36             (13)           (6)            --              17
                                                 ------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS............................              (46)              7             3             --             (36)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR........................               43               7            65             --             115
                                                 ------------------------------------------------------------------------------
END OF PERIOD............................            $  (3)           $ 14          $ 68           $ --           $  79
                                                 ==============================================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                               SIX MONTHS ENDED JUNE 30, 2004

                                                 PARENT ONLY                       NON-                       CONSOLIDATED
                                                 SOLUTIA INC.    GUARANTORS     GUARANTORS   ELIMINATIONS     SOLUTIA INC.
                                                 ------------    ----------     ----------   ------------     ------------
CASH PROVIDED BY (USED IN) OPERATIONS....          $  24            $ 15         $ (43)         $ --             $ (4)
                                               -------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases..            (11)             (2)           (9)           --              (22)
Other investing activities...............            (36)             --            --            --              (36)
                                               -------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES........            (47)             (2)           (9)           --              (58)
                                               -------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations           (361)             --            --            --             (361)
Proceeds from long-term debt obligations             300              --            --            --              300
Net change in cash collateralized letters
  of credit..............................             76              --            --            --               76
Changes in investments and advances from
  (to) affiliates........................            (74)              3            71            --               --
Deferred debt issuance costs.............             (8)             --            (5)           --              (13)
Other financing activities...............             (1)             --            --            --               (1)
                                               -------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES.............................            (68)              3            66            --                1
                                               -------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS............................            (91)             16            14            --              (61)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR........................            105              20            34            --              159
                                               -------------------------------------------------------------------------------
END OF PERIOD............................          $  14            $ 36         $  48          $ --            $  98
                                               ===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, Solutia's ability to develop, confirm and consummate a Chapter 11 plan of reorganization; Solutia's ability to reduce its overall leveraged position; the potential adverse impact of Solutia's Chapter 11 filing on its operations, management and employees; the risks associated with operating businesses under Chapter 11 protection; Solutia's ability to comply with the terms of its debtor-in-possession ("DIP") financing facility; customer response to Solutia's Chapter 11 filing; general economic, business and market conditions; customer acceptance of new products; raw material and energy costs or shortages; limited access to capital resources; currency and interest rate fluctuations; increased competitive and/or customer pressure; gain or loss of significant customers; compression of credit terms with suppliers; exposure to product liability and other litigation; changes in cost of environmental remediation obligations and other environmental liabilities; changes in accounting principles generally accepted in the U.S.; ability to implement cost reduction initiatives in a timely manner; geopolitical instability; and changes in pension and other postretirement assumptions.

OVERVIEW

         Summary of Significant Second Quarter 2005 Events

         Reorganization Strategy
         -----------------------

         Solutia continued to take positive actions in the second quarter 2005 to achieve its reorganization strategy, which involves the principal objectives of (i) managing the businesses to enhance Solutia's performance;
(ii) making changes to Solutia's asset portfolio to maximize the value of the estate; (iii) achieving reallocation of "legacy liabilities"; and (iv) negotiating an appropriate capital structure. Recent actions regarding achievement of these principle objectives are explained further below. In addition, Solutia continues to pursue a consensual agreement on the plan of reorganization through negotiations with the other constituents in the bankruptcy case. However, as a result of the numerous uncertainties and complexities inherent in Solutia's bankruptcy proceedings, its ability to emerge and timing of emergence from bankruptcy are subject to significant uncertainty.

         PERFORMANCE ENHANCEMENT

         Solutia benefited in the second quarter 2005 from several actions implemented during 2004 designed to enhance its performance. These included implementing significant general and administrative expense reductions; using more performance-based compensation and benefits programs; enacting key senior management changes, initiating a cost reduction program at Solutia's operating sites focused on actions such as lean manufacturing techniques, yield improvement, maintenance savings and utilities optimization; and implementing an enterprise-wide procurement effort. These actions have continued to help drive strong revenue growth and expansion of operating margins. In addition, Solutia continued to use the tools of bankruptcy to renegotiate and/or reject various contracts in the second quarter 2005 which will provide future savings to Solutia.

         Solutia amended its DIP financing agreement on June 1, 2005 and received bankruptcy court approval on July 25, 2005. The amendment reduces the interest rate on the term loan component of the DIP facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or 8.0 percent, extends the maturity date of the current facility to June 19, 2006 from the previous December 19, 2005 maturity date, and makes other minor modifications. No changes were made to the financial covenants contained in the DIP agreement aside from extending the financial covenant requirements to be commensurate with the new maturity date of the DIP agreement. Overall, these changes are expected to reduce Solutia's interest expense on the term loan component of the DIP facility up to $7 million based upon the new maturity date.

         PORTFOLIO EVALUATION

         Solutia's stated strategy is to build a portfolio of high-potential businesses that can consistently deliver returns in excess of Solutia's cost of capital. Solutia made several changes to re-shape its asset portfolio in 2004 as part of this strategy and continued these efforts in 2005 by exiting the acrylic fibers operations in the second quarter 2005 due to continued losses resulting primarily from significant foreign competition. Solutia also announced that its Greenwood, South Carolina plant will be the primary production facility for nylon industrial fibers. As a result of this decision, Solutia shut down its nylon industrial fiber manufacturing unit at its plant in Pensacola, Florida in the second quarter 2005. In addition, Solutia has initiated a sales process with respect to Astaris LLC, its 50/50 joint venture with FMC Corporation, and has received bankruptcy court approval for certain standard buyer protections involved in this sales process.

         REALLOCATION OF LEGACY LIABILITIES

         On June 7, 2005, Solutia reached an agreement-in-principle with Monsanto Company ("Monsanto") and the Official Committee of Unsecured Creditors in Solutia's Chapter 11 case (the "Unsecured Creditors' Committee") that will serve as a framework for Solutia's plan of reorganization. The agreement-in-principle is subject to the negotiation of definitive documents, approval by Solutia's board of directors and various other conditions and contingencies, some of which are not within the control of Solutia, Monsanto or the Unsecured Creditors' Committee. Until a plan or reorganization consistent with the terms of the agreement-in-principle is confirmed by the bankruptcy court, the terms of the agreement-in-principle are not binding upon any party.

         Under the agreement-in-principle, Solutia would emerge from bankruptcy as an independent, publicly held company. The agreement-in-principle provides for $250 million of new investment in a reorganized Solutia which would be used to pay retiree benefits to those who retired prior to the spinoff, certain environmental remediation obligations of Solutia and other legacy liabilities. The $250 million would be raised in a rights offering to Solutia's unsecured creditors. Monsanto would be obligated to backstop the rights offering, exercising any rights not exercised by the unsecured creditors.

         The agreement-in-principle also provides that Monsanto would pay environmental remediation costs at sites including non-owned property adjacent to plant sites and certain owned, offsite disposal locations, provides a mechanism for sharing between Monsanto and Solutia responsibility for environmental liabilities at certain sites adjacent to the Anniston, Alabama and Sauget, Illinois plant locations, and provides that Monsanto would contribute $107 million, less certain expenses incurred, and litigation settlement costs paid, by Monsanto during the course of Solutia's Chapter 11 case, to make distributions to the holders of certain unsecured claims, including current tort and other legacy litigation claims. Furthermore, while Solutia filed for Chapter 11 in part to gain relief from the legacy liabilities it was required to assume when it was spun off from Pharmacia, the agreement-in-principle provides that Solutia will retain a portion of these legacy liabilities and the extent to which such relief will be achieved continues to be uncertain.

         See Note 1 to the accompanying condensed consolidated financial statements for further description of the agreement-in-principle.

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

Results of Operations - Second Quarter 2005 Compared with Second Quarter 2004

         Net sales and operating income (loss) of Solutia for the three months ended June 30, 2005 and 2004 are as follows:

(dollars in millions)                                                               2005        2004
                                                                                    ----        ----
Net Sales....................................................................       $ 747       $ 700
                                                                                    =====       =====

Operating Income (Loss):
    Performance Products and Services Segment Profit.........................       $  37       $  27
    Integrated Nylon Segment Profit .........................................          14           5
         Less: Corporate Expenses............................................         (14)        (78)
         Less: Equity (Earnings) Loss from Affiliates, Other (Income) Expense
         and Reorganization Items included in Segment Profit.................          (4)         --
                                                                                    -----       -----
Operating Income (Loss)......................................................       $  33       $ (46)
                                                                                    =====       =====
Charges included in Operating Income (Loss)..................................       $  (1)      $ (75)
                                                                                    =====       =====


         The $47 million, or 7 percent, increase in net sales as compared to the second quarter 2004 was primarily a result of higher average selling prices of approximately 12 percent and favorable currency exchange rate fluctuations of approximately 1 percent, partially offset by lower sales volumes of approximately 6 percent. The $79 million improvement in operating income as compared to the second quarter 2004 resulted primarily from higher net sales, and lower charges, which are described in greater detail in the Results of Operations section below, partially offset by higher raw material and energy costs.

Results of Operations - Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

         Net sales and operating income (loss) of Solutia for the six months ended June 30, 2005 and 2004 are as follows:

(dollars in millions)                                                              2005        2004
                                                                                   ----        ----
Net Sales....................................................................     $ 1,480     $ 1,344
                                                                                  =======     =======

Operating Income (Loss):
    Performance Products and Services Segment Profit.........................     $    72     $    52
    Integrated Nylon Segment Profit (Loss)...................................          13          (7)
         Less: Corporate Expenses............................................         (25)        (89)
         Less: Equity (Earnings) Loss from Affiliates, Other (Income) Expense
         and Reorganization Items included in Segment Profit (Loss)..........          12          --
                                                                                  -------     -------

Operating Income (Loss)......................................................     $    72     $   (44)
                                                                                  =======     =======
Charges included in Operating Income (Loss)..................................     $    (1)    $   (80)
                                                                                  =======     =======


         The $136 million, or 10 percent, increase in net sales as compared to the six months ended June 30, 2004 was primarily a result of higher average selling prices of approximately 13 percent and favorable currency exchange rate fluctuations of approximately 1 percent, partially offset by lower sales volumes of approximately 4 percent. The $116 million improvement in operating income as compared to the six months ended June 30, 2004 resulted primarily from higher net sales and lower charges, which are described in greater detail in the Results of Operations section below, partially offset by higher raw material and energy costs.

Financial Information

         Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the three and six months ended June 30, 2005 is presented as follows:

                                              SOLUTIA AND                                          SOLUTIA AND
                                            SUBSIDIARIES IN   SUBSIDIARIES NOT                    SUBSIDIARIES
(dollars in millions)                       REORGANIZATION    IN REORGANIZATION   ELIMINATIONS    CONSOLIDATED
                                            --------------    -----------------   ------------    ------------
Three Months Ended June 30, 2005:
---------------------------------
Net Sales.................................     $   602             $ 245             $ (100)         $   747
Operating Income..........................           7                21                  5               33
Net Income................................          14                11                (11)              14

Six Months Ended June 30, 2005:
-------------------------------
Net Sales.................................     $ 1,195             $ 488             $ (203)         $ 1,480
Operating Income..........................          12                46                 14               72
Net Income ...............................          35                25                (25)              35

As of June 30, 2005:
--------------------
Total Assets..............................     $ 1,655             $ 771             $ (460)         $ 1,966
Liabilities not Subject to Compromise.....         907               478               (167)           1,218
Liabilities Subject to Compromise.........       2,164                --                 --            2,164
Total Shareholders' Equity (Deficit)......      (1,416)              293               (293)          (1,416)


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         There have been no changes in the six months ended June 30, 2005 with respect to Solutia's critical accounting policies, as presented on pages 17 through 20 of Solutia's 2004 Form 10-K.

RESULTS OF OPERATIONS--SECOND QUARTER 2005 COMPARED WITH SECOND QUARTER 2004

PERFORMANCE PRODUCTS AND SERVICES

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                           -------------------------
  (dollars in millions)                                                        2005         2004
                                                                               ----         ----
  Net Sales..............................................................      $315         $287
                                                                               ====         ====

  Segment Profit ........................................................      $ 37         $ 27
                                                                               ====         ====
      Charges and Reorganization Items included in Segment Profit........      $ (1)        $(12)
                                                                               ====         ====


         The $28 million, or 10 percent, increase in net sales as compared to the second quarter 2004 resulted primarily from higher sales volumes of approximately 5 percent, an increase in average selling prices of approximately 3 percent and favorable currency exchange rate fluctuations of approximately 2 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products and THERMINOL(R) heat transfer fluids, partially offset by lower volumes due to the shut-down of Solutia's chlorobenzenes operations in the second quarter 2004. Higher average selling prices were experienced across several product lines, including SAFLEX(R) and VANCEVA(R) plastic interlayer products, branded professional and retail film products, THERMINOL(R) heat transfer fluids and DEQUEST(R) water treatment chemicals, generally as a result of favorable market conditions and in response to the escalating cost of raw materials. The favorable exchange rate fluctuations occurred primarily as a result of the stronger euro in relation to the U.S. dollar in comparison to the second quarter 2004.

         The $10 million, or 37 percent, increase in segment profit in comparison to the second quarter 2004 resulted primarily from higher net sales, partially offset by higher raw material and energy costs of approximately $14 million. In addition, segment profit in the second quarter 2005 was affected by $1 million of restructuring charges while segment profit in the second quarter 2004 was affected by $12 million of plant closure costs principally related to Solutia's chlorobenzenes operations, including costs for decommissioning and dismantling activities, asset write-offs, and severance and retraining costs.

INTEGRATED NYLON

                                                                             THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                           -----------------------
  (dollars in millions)                                                       2005         2004
                                                                              ----         ----
  Net Sales..............................................................     $ 432        $ 413
                                                                              =====        =====

  Segment Profit ........................................................     $  14        $   5
                                                                              =====        =====
      Charges and Reorganization Items included in Segment Profit........     $  --        $  --
                                                                              =====        =====


         The $19 million, or 5 percent, increase in net sales as compared to the second quarter 2004 resulted primarily from higher average selling prices of approximately 18 percent, partially offset by lower sales volumes of approximately 13 percent. Average selling prices increased in all businesses as a result of favorable market conditions and in response to the escalating cost of raw materials. The decline in sales volumes resulted primarily from an unplanned temporary shut-down of a manufacturing unit at Solutia's operating facility in Alvin, Texas and the competitive pricing environment which resulted in modest volume declines across most businesses. In addition, net sales were modestly impacted as a result of exiting the acrylic fibers operations in the second quarter 2005 but were partially offset because certain Solutia produced intermediate chemicals previously supplied to the acrylic fibers operations were sold into the intermediates merchant market.

         The $9 million, or 180 percent, improvement in segment profit in comparison to the second quarter 2004 resulted principally from higher net sales, partially offset by higher raw material and energy costs of approximately $51 million and unfavorable manufacturing variances incurred as part of the above mentioned temporary shut-down at the Alvin, Texas operating facility. An unplanned outage was also experienced at the Pensacola, Florida operating facility in late June 2004 that had a modest impact on the segment results in the second quarter 2004. In addition, 2005 segment profit included $7 million to shut-down principally the acrylic fibers operations including $5 million of asset write-downs and $2 million of decontamination costs, offset by a $7 million gain from the reversal of the LIFO reserve associated with the inventory sold and/or written off as part of the business shut-down.

CORPORATE EXPENSES

                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 -----------------------
(dollars in millions)                                                               2005         2004
                                                                                    ----         ----
Corporate Expenses...........................................................       $  14        $  78
                                                                                    =====        =====
    Charges included in Corporate Expenses...................................       $  --        $ (63)
                                                                                    =====        =====


         The $64 million, or 82 percent, decrease in corporate expenses in comparison to the second quarter 2004 was primarily a result of higher charges in 2004. Charges included in the second quarter 2004 were comprised of net pension curtailment charges of $63 million (as more fully described in Note 8 to the accompanying condensed consolidated financial statements). In addition, the second quarter 2005 included the full quarter benefit of cost reduction measures taken in the second half of 2004, partially offset by modest increases in legal and environmental costs.

EQUITY EARNINGS (LOSS) FROM AFFILIATES

                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                     ------------------------
(dollars in millions)                                                                   2005         2004
                                                                                        ----         ----
Equity Earnings from Affiliates not included in Reportable Segment
     Profit.....................................................................      $    20      $    (3)
                                                                                      -------      -------
Equity Earnings from Affiliates included in Reportable Segment
      Profit....................................................................      $     1      $    --
                                                                                      -------      -------
Equity Earnings (Loss) from Affiliates..........................................      $    21      $    (3)
                                                                                      =======      =======
     Gains (charges) included in Equity Earnings (Loss) from Affiliates.........      $     5      $    (7)
                                                                                      =======      =======


         Equity earnings (loss) from affiliates improved by $24 million in the second quarter 2005 as compared to the second quarter 2004. This improvement was primarily a result of higher average selling prices, favorable product mix and improved manufacturing performance at both the Astaris and Flexsys joint ventures. In addition, the second quarter 2005 results included a one-time, non-operational gain of $5 million incurred by the Flexsys joint venture. Included in the second quarter 2004 results were $7 million of charges including $5 million in asset impairment and severance charges at the Flexsys joint venture and $2 million of severance charges at the Astaris joint venture.

REORGANIZATION ITEMS, NET

                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 -----------------------
(dollars in millions)                                                               2005         2004
                                                                                    ----         ----
Reorganization Items, net....................................................      $  (15)      $  (24)
                                                                                   ======       ======


         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the second quarter 2005 included $13 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings and $2 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court. Reorganization items incurred in the second quarter 2004 included $11 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $11 million of asset write-offs associated with a contract rejection; $4 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and a $2 million gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded.

INCOME TAX EXPENSE

                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 -----------------------
(dollars in millions)                                                               2005          2004
                                                                                    ----          ----
Income Tax Expense ..........................................................       $  7          $ 2
                                                                                    ====          ===


         Solutia's income tax expense in the second quarter 2005 and 2004 was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the quarters ended June 30, 2005 and 2004.

Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances. See Note 13 of Solutia's 2004 Form 10-K for additional information concerning the Company's deferred tax assets and changes in valuation allowances due to Solutia's Chapter 11 filing.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

PERFORMANCE PRODUCTS AND SERVICES

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                           -------------------------
  (dollars in millions)                                                        2005         2004
                                                                               ----         ----
  Net Sales..............................................................      $602         $558
                                                                               ====         ====

  Segment Profit ........................................................      $ 72         $ 52
                                                                               ====         ====
      Charges and Reorganization Items included in Segment Profit........      $ (8)        $(17)
                                                                               ====         ====


         The $44 million, or 8 percent, increase in net sales as compared to the six months ended June 30, 2004 resulted primarily from higher sales volumes of approximately 3 percent, an increase in average selling prices of approximately 3 percent and favorable currency exchange rate fluctuations of approximately 2 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products, pharmaceutical services and THERMINOL(R) heat transfer fluids, partially offset by lower volumes due to the shut-down of Solutia's chlorobenzenes operations in the second quarter 2004. Higher average selling prices were experienced across several product lines including SAFLEX(R) and VANCEVA(R) plastic interlayer products, branded professional and retail film products, THERMINOL(R) heat transfer fluids and DEQUEST(R) water treatment chemicals generally in response to the escalating cost of raw materials. The favorable exchange rate fluctuations occurred primarily as a result of the stronger euro in relation to the U.S. dollar in comparison to the first quarter 2004.

         The $20 million, or 38 percent, increase in segment profit in comparison to the six months ended June 30, 2004 resulted principally from higher net sales, partially offset by higher raw material and energy costs of approximately $27 million. In addition, segment profit in the second quarter 2005 was affected by $7 million of reorganization items which consisted primarily of adjustments to record certain pre-petition claims at estimated amounts of the allowed claims, as well as $1 million of restructuring charges. Segment profit in 2004 was affected by $17 million of plant closure costs principally related to Solutia's chlorobenzenes operations, including costs for decommissioning and dismantling activities, asset write-offs, future costs for non-cancelable operating leases, and severance and retraining costs.

INTEGRATED NYLON

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           -------------------------
  (dollars in millions)                                                        2005         2004
                                                                               ----         ----
  Net Sales..............................................................      $878         $786
                                                                               ====         ====

  Segment Profit (Loss)..................................................      $ 13         $ (7)
                                                                               ====         ====
      Charges and Reorganization Items included in Segment Loss..........      $(11)        $ --
                                                                               ====         ====


         The $92 million, or 12 percent, increase in net sales as compared to the six months ended June 30, 2004 resulted primarily from higher average selling prices of approximately 20 percent, partially offset by lower sales volumes of approximately 8 percent. Average selling prices increased in all businesses as a result of favorable market conditions and in response to the escalating cost of raw materials. The decline in sales volumes resulted primarily from contract terminations in the intermediate chemicals business in 2004, an unplanned temporary shut-down of a manufacturing unit at Solutia's operating facility in Alvin, Texas and the competitive pricing environment which resulted in modest volume declines across most businesses. In addition, net sales were modestly impacted as a result of exiting the acrylic fibers operations in the second quarter 2005 but were partially offset because certain

Solutia produced intermediate chemicals previously supplied to the acrylic fibers operations were sold into the intermediates merchant market.

         The $20 million improvement in the segment profit in comparison to the six months ended June 30, 2004 resulted primarily from higher net sales, partially offset by higher raw material and energy costs of approximately $122 million and unfavorable manufacturing variances incurred as part of the above mentioned temporary shut-down at the Alvin, Texas operating facility. An unplanned outage was also experienced at the Pensacola, Florida operating facility in late June 2004 that had a modest impact on the segment results in the second quarter 2004. In addition, 2005 segment profit included reorganization items of $11 million comprised of $10 million principally to shut-down the acrylic fibers operations and $1 million of other restructuring charges. The shut-down costs included $11 million of asset write-downs, $4 million of severance and retraining costs and $2 million of decontamination costs, partially offset by a $7 million gain from the reversal of the LIFO reserve associated with the inventory sold and/or written off as part of the business shut-down.

CORPORATE EXPENSES

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 -----------------------
(dollars in millions)                                                               2005         2004
                                                                                    ----         ----
Corporate Expenses...........................................................       $  25        $  89
                                                                                    =====        =====
    Charges included in Corporate Expenses...................................       $  --        $ (63)
                                                                                    =====        =====


         The $64 million, or 72 percent, decrease in corporate expenses in comparison to the six months ended June 30, 2004 was primarily a result of higher charges in 2004. Charges included in the second quarter 2004 were comprised of net pension curtailment charges of $63 million (as more fully described in Note 8 to the accompanying condensed consolidated financial statements). In addition, the second quarter 2005 included the full quarter benefit of cost reduction measures taken in the second half of 2004, partially offset by modest increases in legal and environmental costs in the second quarter 2005.

EQUITY EARNINGS (LOSS) FROM AFFILIATES

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    -----------------------
(dollars in millions)                                                                 2005        2004
                                                                                      ----        ----
Equity Earnings (Loss) from Affiliates not included in Reportable Segment
Profit (Loss)................................................................        $    33     $   (12)
                                                                                     -------     -------
Equity Earnings from Affiliates included in Reportable Segment Profit (Loss).        $     2     $    --
                                                                                     -------    --------
Equity Earnings (Loss) from Affiliates.......................................        $    35     $   (12)
                                                                                     =======     =======
     Gains (charges) included in Equity Earnings (Loss) from Affiliates......        $     5     $   (18)
                                                                                     =======     =======

         Equity earnings (loss) from affiliates improved by $47 million in comparison to the six months ended June 30, 2004. This improvement was primarily a result of higher average selling prices, favorable product mix and improved manufacturing performance at both the Astaris and Flexsys joint ventures. In addition, the results for the six months ended June 30, 2005 included a one-time, non-operational gain of $5 million incurred by the Flexsys joint venture. Included in the results for the six months ended June 30, 2004 were $18 million of charges including $5 million in contract termination costs, $3 million in dismantling charges, $2 million of severance costs, and $1 million of asset impairments at the Astaris joint venture, as well as $7 million of asset impairment and severance charges at the Flexsys joint venture.

INTEREST EXPENSE

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 ------------------------
(dollars in millions)                                                               2005         2004
                                                                                    ----         ----
Interest Expense.............................................................       $  44        $  72
                                                                                    =====        =====
     Charges included in Interest Expense....................................       $  --        $ (25)
                                                                                    =====        =====


         The $28 million, or 39 percent, decrease in interest expense in 2005 in comparison to the six months ended June 30, 2004 resulted principally from the write-off of unamortized debt issuance costs of $25 million in 2004.

REORGANIZATION ITEMS, NET

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 ------------------------
(dollars in millions)                                                               2005         2004
                                                                                    ----         ----
Reorganization Items, net....................................................      $  (20)      $  (49)
                                                                                   ======       ======


         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the six months ended June 30, 2005 included a $29 million net gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded; $24 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $11 million of net charges for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; $8 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and $6 million of other reorganization charges primarily involving costs incurred with exiting the acrylic fibers operations.

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

INCOME TAX EXPENSE (BENEFIT)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                              -------------------------
(dollars in millions)                                                             2005         2004
                                                                                  ----         ----
Income Tax Expense (Benefit) ................................................   $      14    $      6
                                                                                =========    ========


Solutia's income tax expense in the six months ended June 30, 2005 and 2004 was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the six months ended June 30, 2005 and 2004. Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances. See Note 13 of Solutia's 2004 Form 10-K for additional information concerning the Company's deferred tax assets and changes in valuation allowances due to Solutia's Chapter 11 filing.

SUMMARY OF EVENTS AFFECTING COMPARABILITY

         In the six months ended June 30, 2005 and 2004, certain events affecting comparability were recorded in Reorganization Items, net in the Condensed Consolidated Statement of Operations. A comparison of reorganization items for the six months ended June 30, 2005 and 2004, respectively, is provided in the above Results of Operations section, as well as Note 2 to the accompanying condensed consolidated financial statements. Charges and gains recorded in the six months ended June 30, 2005 and 2004 and other events affecting comparability recorded outside of reorganization items have been summarized in the table below (dollars in millions):

                                                         2005
                                           ----------------------------------------------------------------
                                             PERFORMANCE
                                            PRODUCTS AND      INTEGRATED       CORPORATE/
           INCREASE/(DECREASE)                SERVICES          NYLON            OTHER        CONSOLIDATED
------------------------------------------    --------          -----            -----        ------------
IMPACT ON:
Cost of Goods Sold......................        $ 1              $--              $--             $ 1         (a)
                                           ------------------------------------------------------------------
OPERATING INCOME IMPACT.................         (1)              --               --              (1)
Equity earnings from affiliates.........         --               --                5               5         (b)
                                           ------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.........        $(1)             $--              $ 5               4
                                           ==================================================
Income tax impact.......................                                                           --
                                                                                              ---------------
AFTER-TAX INCOME STATEMENT IMPACT.......                                                          $ 4
                                                                                              ===============

     2005 CHARGES AND OTHER EVENTS
     a) Restructuring costs related principally to severance and retraining costs ($1 million pre-tax and after-tax).

     b) One-time, non-operational gain incurred by the Flexsys joint venture ($5 million pre-tax and after-tax).








                                                         2004
                                           ------------------------------------------------------------------
                                             PERFORMANCE
                                             PRODUCTS AND      INTEGRATED       CORPORATE/
           INCREASE/(DECREASE)                 SERVICES          NYLON            OTHER        CONSOLIDATED
------------------------------------------     --------          -----            -----        ------------
IMPACT ON:
Cost of Goods Sold......................        $ 17              $--            $  --            $  17        (a)
                                                  --               --               47               47        (b)
                                           ------------------------------------------------------------------
Total Cost of Goods Sold................          17               --               47               64
Marketing...............................          --               --                4                4        (b)
Administrative..........................          --               --                7                7        (b)
Technological...........................          --               --                5                5        (b)
                                           ------------------------------------------------------------------
OPERATING LOSS IMPACT...................         (17)              --              (63)             (80)
Equity loss from affiliates.............          --               --              (18)             (18)       (c)
Interest Expense........................          --               --              (25)             (25)       (d)
Loss on debt modification...............          --               --              (15)             (15)       (e)
                                           ------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.........        $(17)             $--            $(121)            (138)
                                           ==================================================
Income tax benefit impact...............                                                             (6)       (f)
                                                                                              ---------------
AFTER-TAX INCOME STATEMENT IMPACT.......                                                          $(132)
                                                                                              ===============

     2004 CHARGES AND OTHER EVENTS
     a) Restructuring costs related principally to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including costs for decommissioning and dismantling activities, asset write-offs, future costs for non-cancelable operating leases, and severance and retraining costs ($17 million pre-tax and after-tax - see note (f) below).

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

     d) Write-off of unamortized debt issuance costs related to the October 2003 and interim DIP credit facilities, both retired in January 2004 with proceeds from the final DIP facility ($25 million pre-tax and after-tax - see note (f) below).

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

Financial Analysis

         Solutia utilized its existing cash on-hand to finance operating needs and capital expenditures during the first six months of 2005. Cash used in operations was $26 million in the first six months of 2005, a change of $22 million from $4 million used in operations for the comparable period of 2004. This change in cash used in operations was primarily attributable to the build-up of post-petition accounts payable balances in the first six months of 2004 due to the timing of Solutia's Chapter 11 filing in late 2003 and subsequent improvements in vendor terms, resulting in a $99 million swing in the change in accounts payable in comparing the six months ended June 30, 2005 to the same period in 2004.

         Capital spending increased $7 million to $29 million in the first six months of 2005, compared to $22 million in the comparable period of 2004. The expenditures during the first six months of 2005 were used primarily to fund certain growth initiatives, as well as various capital improvements and certain cost reduction projects.

         Total debt of $1,219 million as of June 30, 2005, including $668 million subject to compromise and $551 million not subject to compromise, decreased by $34 million as compared to $1,253 million at December 31, 2004, including $668 million subject to compromise and $585 million not subject to compromise. This decrease in total debt resulted primarily from a decrease in the recorded amount of Solutia's Euronotes due to foreign currency translation changes in the first six months of 2005. As a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of June 30, 2005, with the exception of its DIP credit facility and Euronotes.

         Solutia's working capital increased by $16 million to $13 million at June 30, 2005, compared to $(3) million at December 31, 2004. The change was a result of the seasonal increase in working capital, partially offset by lower cash on-hand as of June 30, 2005.

         Solutia had a shareholders' deficit of $1,416 million at June 30, 2005 compared to a deficit of $1,444 million at December 31, 2004. The $28 million decrease in shareholders' deficit principally resulted from the $35 million of net income for the six months ended June 30, 2005, partially offset by the $7 million increase in accumulated other comprehensive losses due to currency translation adjustments.

         The weighted average interest rate on Solutia's total debt outstanding was approximately 8.5 percent at June 30, 2005 as compared to
9.0 percent at December 31, 2004. This decrease is primarily a result of the change in interest rates on the term loan component of Solutia's DIP facility in the second quarter 2005, as further explained below. While operating as a debtor-in-possession during the Chapter 11 proceedings, Solutia has ceased paying interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded during the first six months of 2005 and 2004, was approximately $16 million.

         At June 30, 2005, Solutia's total liquidity was $212 million in the form of $133 million of availability under the final DIP credit facility and approximately $79 million of cash on-hand, of which $67 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings. At December 31, 2004, Solutia's total liquidity was $246 million in the form of $131 million of availability under the final DIP credit facility and approximately $115 million of cash on-hand, of which $65 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings.

Amendment to DIP Financing Agreement

         Solutia amended its DIP financing agreement on June 1, 2005 and received bankruptcy court approval on July 25, 2005. The amendment reduces the interest rate on the term loan component of the DIP facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or 8.0 percent, extends the maturity date of the current facility to June 19, 2006 from the previous December 19, 2005 maturity date, and makes other minor modifications. No changes were made to the financial covenants contained in the DIP agreement aside from extending the financial covenant requirements to be commensurate with the new maturity date of the DIP agreement. Overall, these changes are expected to reduce Solutia's interest expense on the term loan component of the DIP facility up to $7 million based upon the new maturity date.

CONTINGENCIES

         See Note 7 to the accompanying condensed consolidated financial statements for a summary of Solutia's contingencies as of June 30, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         There have been no material changes in market risk exposures during the six months ended June 30, 2005 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on page 30 of Solutia's Form 10-K for the year-ended December 31, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

         As of the end of the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. There were no changes in Solutia's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings in Solutia Bankruptcy Case
--------------------------------------------

         A complaint was filed on May 27, 2005 against Solutia in its bankruptcy case by JP Morgan Chase Bank, National Association, as indenture trustee for Solutia's debentures due in 2027 and 2037 asserting six causes of action, as follows: (a) five causes of action seeking declaratory judgments to establish the validity and priority of JP Morgan's security interests; and (b) one cause of action pursuant to section 363 of the Bankruptcy Code asserting that JP Morgan's security interests lacked adequate protection. Solutia filed its response to the JP Morgan complaint on July 5, 2005, denying the allegations of JP Morgan based on the express terms of the indentures governing the 2027 and 2037 debentures, and has responded to JP Morgan's requests for production of documents.

         On March 7, 2005, the Official Committee of Equity Security Holders (the "Equity Committee") in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and an objection to the proofs of claim filed by Monsanto and Pharmacia in Solutia's bankruptcy case. The complaint seeks to avoid certain obligations assumed by Solutia in its spinoff from Pharmacia. The complaint alleges that the spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets, such that Solutia was destined to fail from its inception. On May 24, 2005 Pharmacia and Monsanto filed a motion to dismiss the complaint, or in the alternative, to stay the adversary proceeding. Neither a discovery schedule nor a trial date has been set. The Equity Committee has also filed a Motion for Leave to conduct an examination of the Debtor pursuant to Bankruptcy Rule 2004.

Anniston Partial Consent Decree
-------------------------------

         Solutia's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K") described a Partial Consent Decree approved by the U.S. District Court for the Northern District of Alabama in the case captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia which requires Pharmacia and Solutia to sample certain residential properties and remove soils found on those sites if polychlorinated biphenyls ("PCBs") are above a certain level, conduct a Remedial Investigation and Feasibility Study to help determine a cleanup remedy for the Anniston, Alabama PCB site and pay the Environmental Protection Agency's ("EPA") past response costs and future oversight costs related to the foregoing work. In the fall of 2004, EPA, Solutia and Pharmacia, and other potentially responsible parties ("PRPs") with respect to the Anniston lead site began negotiations regarding cleanup on the Anniston lead and PCB sites. Subsequently, Solutia learned that EPA intended to enter into an Administrative Order on Consent with the lead site PRPs which would deny Pharmacia and Solutia contribution rights against the lead site PRPs with respect to PCB cleanup. An order was issued by the district court on June 2, 2005 requiring the parties to proceed through formal dispute resolution and preserving the status quo for thirty days. On June 30, 2005, the district court found that by granting contribution protection to the lead site PRPs, the EPA would have repudiated the Partial Consent Decree and indicated that, if such contribution protection were granted, the court would suspend Solutia's and Pharmacia's obligations under the Partial Consent Decree upon their motion. Solutia and Pharmacia continue attempts to negotiate a global settlement with EPA and the Anniston lead site PRPs and have not made a motion to the district court to suspend their obligations under the Partial Consent Decree.

Flexsys Related Litigation
--------------------------

         Solutia's 2004 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "First Quarter 10-Q") described 23 class actions filed in various state courts against Flexsys, a 50/50 joint venture between Solutia and Akzo Nobel N.V, and other producers of rubber chemicals. Solutia is only named as a defendant in one of these cases, which was automatically stayed as against Solutia. The plaintiffs in these cases seek damages under state law on behalf of all retail purchasers of tires in that state since as early as 1994. One of these cases was dismissed for lack of standing during the second quarter of 2005 and defendants have appealed. Eleven of the cases remain pending at the trial level in procedural stages or are pending on appeal following dismissal as to Flexsys either by plaintiffs or by the trial court on procedural grounds. The remaining cases have been dismissed voluntarily by plaintiffs or by the trial court on procedural grounds and are not on appeal.

         Solutia's 2004 Form 10-K also described two class actions filed in the Province of Quebec, Canada, against Flexsys and a number of other companies producing rubber chemicals alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. In May 2005 Solutia became aware of a case filed in Ontario, Canada against Flexsys and the other rubber chemical producers alleging the same claims as the Quebec cases and seeking on behalf of the citizens of Ontario (CAD) $95 million in damages. No response is yet due nor has any been filed by defendants in the Ontario case. Solutia is not a defendant in that case.

         Solutia's 2004 Form 10-K and First Quarter 10-Q described federal court actions by purchasers of rubber chemicals against Solutia, Flexsys and a number of other companies producing rubber chemicals alleging price-fixing. Eight class actions filed in the U.S. District Court for the Northern District of California were consolidated into a single action captioned In Re Rubber Chemicals Antitrust Litigation. Another action, RBX Industries v. Bayer Corp., Flexsys, et al, alleged a conspiracy between 1995 and 2001 among the defendants, which did not include Solutia, to conspire through common marketing and sales practices to cause plaintiffs to pay supra-competitive prices for rubber chemicals. This case was originally filed in July 2004 in federal court in Pennsylvania but was removed to the U.S. District Court for the Northern District of California. As described in Solutia's First Quarter 10-Q, in March 2005, Parker Hannifin Corporation filed an action in the U.S. District Court for the Northern District of Ohio alleging the same claims and requesting essentially the same relief as the plaintiffs in RBX Industries, Inc. v. Bayer Corp., Flexsys, et al. On June 21, 2005, the U.S. District Court for the Northern District of California approved a settlement of the In Re Rubber Chemicals Antitrust Litigation releasing Solutia, Flexsys, Akzo and their predecessors in interest from any further liability to the members of the class with respect to the allegation in the action. Both RBX and Parker Hannifin elected to join the class in In re Rubber Chemicals prior to the class settlement. Other than potential claims by two small direct purchasers of rubber chemicals that elected to opt out of the settlement and whose purchases from Flexsys were immaterial in amount, the settlement resolves all remaining claims against Solutia and Flexsys under U.S. antitrust laws of direct purchasers of rubber chemicals whose purchases were made in the United States during the alleged class period.

Other Legal Proceedings
-----------------------

         Solutia's 2004 Form 10-K described a consolidated shareholder class action against Solutia and certain former officers of Solutia filed in the U.S. District Court for the Northern District of California under the caption In Re Solutia Securities Litigation alleging violations of federal securities laws resulting from Solutia's accounting practices regarding incorporation of Flexsys' results into Solutia's financial reports. On January 4, 2005 the consolidated complaint against the individual defendants was dismissed with prejudice. On March 24, 2005, the court issued a final order dismissing the complaint against the individual defendants and, on March 29, 2005, issued an order dismissing the case pending resolution of Solutia's bankruptcy case. Plaintiffs did not file an appeal within the applicable appeals period.

         Solutia's 2004 Form 10-K described a class action captioned Dickerson v. Feldman, et al., which was filed in the U.S. District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee, alleging breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA") and seeking to recover alleged losses in the Solutia Inc. Savings and Investment Plan ("SIP") arising from the alleged imprudent investment of SIP assets in Solutia's common stock during the period from December 16, 1998 through the date the action was filed. Solutia was not named as a defendant, but the plaintiff in Dickerson filed a proof of claim for $269 million against Solutia in the U.S. Bankruptcy Court for the Southern District of New York. The plaintiff then sought to withdraw the reference of his ERISA claim from the bankruptcy court to the district court so that the proof of claim and the class action could be considered together by the district court. On March 11, 2005 the district court denied without prejudice plaintiff's motion to withdraw the reference. In May of 2005, the plaintiffs filed an amended and then a second amended complaint. Although the ERISA violations alleged are very similar to those asserted in the original complaint, the second amended complaint added new allegations largely similar to those made in In Re Solutia Securities Litigation described above. This second amended complaint also adds twelve new defendants, including former and current directors and officers of Solutia. The directors are alleged to have breached their fiduciary duties under ERISA by failing to monitor the plan's fiduciaries, and by failing to recognize that the fiduciaries were not themselves properly managing the plan.

         Competition authorities in Belgium and several other European countries are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates ("BBP"). One of the BBP producers under investigation by the Belgian Competition Authority is Ferro Belgium sprl, the

European subsidiary of Ferro Corporation. Ferro's BBP business in Europe was purchased from Solutia Inc. in 2000. Solutia received an indemnification notice from Ferro and has exercised its right, pursuant to the purchase agreement relating to Ferro's acquisition of the BBP business from Solutia, to assume and control the defense of Ferro in proceedings relating to these investigations. On July 7, 2005, the Belgian Competition Authority issued a Statement of Objections regarding its BBP investigation in which Solutia Europe S.A/N.V., a European subsidiary of Solutia, along with Ferro and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000. Solutia Inc. is not named as a party under investigation in the Statement of Objections. Written comments to the Statement of Objections are due on August 31, 2005 and a preliminary oral hearing before the Belgian Competition Authority is currently scheduled to take place on September 6, 2005. Solutia is fully cooperating with the Belgian Competition Authority in this investigation.

ITEM 5.  OTHER INFORMATION

         On July 28, 2005, Solutia received Bankruptcy Court approval to enter into employment agreements with Mr. James R. Voss, as its Senior Vice President - Business Operations, and with Mr. Jonathon P. Wright, as its President Integrated Nylon (each an "Agreement" and together, their "Agreements").

         The term of each of the Agreements (the "Employment Period") is from August 1, 2005 until the six month anniversary of the Emergence Date (as hereinafter described). Under the Agreements, Mr. Voss will receive an annual base salary of not less than $300,000 and Mr. Wright will receive an annual base salary of not less than $350,000. Both Mr. Voss and Mr. Wright will participate in Solutia's annual incentive program with a target annual bonus opportunity of 75% of his annual base salary for Mr. Voss and 100% of his annual base salary for Mr. Wright. Both Mr. Voss and Mr. Wright will also be entitled to participate in all long-term and other incentive plans or programs applicable to senior executive officers of Solutia and its subsidiaries and in applicable savings, retirement, welfare benefit and vacation plans. In connection with his employment, Mr. Voss also received a signing bonus of $250,000.

         The Agreements provide that if either Mr. Voss or Mr. Wright, respectively, is employed by Solutia (or an affiliate of Solutia) on the six-month anniversary of such time, if ever, at which the Bankruptcy Court shall have confirmed a plan of reorganization of Solutia under Chapter 11 of the Bankruptcy Code and such plan shall have become effective (the "Emergence Date"), or if on or subsequent to the Emergence Date but prior to the six-month anniversary of the Emergence Date, he shall have been terminated by Solutia without Cause (as defined in the Agreement), shall have resigned for Good Reason (as defined in the Agreement), or shall have died or been terminated for Disability (as defined in the Agreement), then he will be eligible to receive an emergence bonus of up to $1,000,000, in the case of Mr. Voss, and up to $1,500,000, in the case of Mr. Wright (in each case, the "Emergence Bonus"), such amount being the maximum amount of the bonus pool established under the Agreements for Mr. Voss and Mr. Wright, respectively, with the actual amount of the Emergence Bonus to be determined pursuant to and in accordance with the performance measures and payment terms of the Solutia Inc. Emergence Incentive Bonus Program in which Solutia's Chief Executive Officer participates. If either Mr. Voss or Mr. Wright, respectively, voluntarily terminates his employment other than for Good Reason or is terminated for Cause, in either case between the Emergence Date and the six-month anniversary thereof, then he shall forfeit his right to receive the Emergence Bonus.

         If Solutia terminates Mr. Voss' or Mr. Wright's employment, respectively, other than for Cause, or Mr. Voss or Mr. Wright, respectively, terminates his employment for Good Reason, Solutia will pay him: (a) any accrued but unpaid base salary through the Date of Termination (as defined in the Agreement), (b) any unpaid annual bonus earned with respect to the previous year, and (c) any unpaid accrued vacation pay (collectively, "Accrued Obligations"), (d) an amount equal to 200% of his annual base salary ("Severance Payment") and (e) if the Date of Termination is on or subsequent to the Emergence Date, the Emergence Bonus, provided that he waives any and all claims against Solutia and its subsidiaries. Mr. Voss and Mr. Wright will also be entitled to any other benefits or amounts, excluding severance or separation pay or benefits, for which they are eligible under any plan, program, or policy of Solutia and its subsidiaries, such as any vested benefit under any qualified defined benefit or defined contribution retirement plan in which he participates (collectively, "Other Benefits"). If Mr. Voss' or Mr. Wright's employment, respectively, terminates because of death or Disability, he or his estate, as applicable, will receive the Accrued Obligations and the Other Benefits and, if such termination occurs on or after the Emergence Date but not later than the six month anniversary thereof, the Emergence Bonus. If Solutia terminates Mr. Voss' or Mr. Wright's employment, respectively, for Cause, or Mr. Voss or Mr. Wright, respectively, terminates his employment other than for Good Reason, Solutia will be obligated to pay him only the Accrued Obligations and the Other Benefits.

         The Agreements also contain provisions relating to non-competition, protection of Solutia's confidential information and non-solicitation of Solutia's employees.

         The foregoing descriptions of the Agreements do not purport to be complete and are qualified in their entireties by reference to the Agreements, copies of which are attached hereto as Exhibits 10.1 and 10.2.

ITEM 6.  EXHIBITS

         See the Exhibit Index at page 52, of this report.

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

                                       SOLUTIA INC.
                                       --------------------------
                                       (Registrant)


                                       /s/ TIMOTHY J. SPIHLMAN
                                       -------------------------------
                                       (Vice President and Controller)
                                       (On behalf of the Registrant and as
                                       Principal Accounting Officer)





Date: August  1, 2005

                                EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------

10.1 Agreement by and between Solutia Inc. and James R. Voss, dated as of August 1, 2005

10.2              Agreement by and between Solutia Inc. and Jonathon P.
                  Wright, dated as of August 1, 2005

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