Form 10-Q
period 2005-09-30
SOLUTIA INC
filed 2005-11-09
CIK 1043382

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                               (314) 674-1000
                               --------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT
TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                                      ---     ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER
(AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES  X   NO
                                                    ---     ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES      NO  X
                                               ---     ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                         OUTSTANDING AT
                  CLASS                                SEPTEMBER 30, 2005
                  -----                                ------------------

      COMMON STOCK, $0.01 PAR VALUE                    104,459,578 SHARES
      -----------------------------                    ------------------

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

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                        SOLUTIA INC.
                                                   (DEBTOR-IN-POSSESSION)

                                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)


                                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                                                 -------------           -------------
                                                                               2005         2004       2005          2004
                                                                               ----         ----       ----          ----

NET SALES .........................................................           $  676       $  678    $  2,156       $2,022
Cost of goods sold.................................................              595          587       1,864        1,816
                                                                              ------       ------    --------       ------
GROSS PROFIT.......................................................               81           91         292          206
Marketing expenses.................................................               36           31         104          105
Administrative expenses............................................               23           20          72           78
Technological expenses.............................................               11            7          33           33
Amortization expense...............................................                1           --           1            1
                                                                              ------       ------    --------       ------
OPERATING INCOME (LOSS)............................................               10           33          82          (11)
Equity earnings (loss) from affiliates.............................               13          (16)         48          (28)
Interest expense (a)...............................................              (20)         (21)        (64)         (93)
Other income, net..................................................                2            1           8            1
Loss on debt modification..........................................               --           --          --          (15)
Reorganization items, net..........................................              (15)         (14)        (35)         (63)
                                                                              ------       ------    --------       ------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE............................              (10)         (17)         39         (209)
Income tax expense.................................................                5            1          19            7
                                                                              ------       ------    --------       ------
NET INCOME (LOSS)..................................................           $  (15)      $  (18)   $     20       $ (216)
                                                                              ======       ======    ========       ======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE........................           $(0.14)      $(0.17)   $   0.19       $(2.07)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING..............            104.5        104.5       104.5        104.5
                                                                              ======       ======    ========       ======

(a) Interest expense excludes unrecorded contractual interest expense of $8 for the three months ended September 30, 2005 and 2004, and $24 for the nine months ended September 30, 2005 and 2004.

                              CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                                   (DOLLARS IN MILLIONS)
                                                        (UNAUDITED)

                                                                                                            NINE MONTHS
                                                                             THREE MONTHS ENDED                ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                               -------------                -------------
                                                                             2005         2004            2005        2004
                                                                             ----         ----            ----        ----
NET INCOME (LOSS)................................................           $ (15)       $  (18)          $ 20       $ (216)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ................................              (1)            1             (8)          --
Net unrealized gain on derivative instruments, net of tax........               4            --              4           --
Minimum pension liability adjustments, net of tax ...............              --            --             --           18
                                                                            -----        ------           ----       ------
COMPREHENSIVE INCOME (LOSS)......................................           $ (12)       $  (17)          $ 16       $ (198)
                                                                            =====        ======           ====       ======
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                     SOLUTIA INC.
                                                (DEBTOR-IN-POSSESSION)

                                CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)

                                                                                         AS OF                AS OF
                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                          2005                 2004
                                                                                          ----                 ----

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................................................               $   82               $  115
Trade receivables, net of allowances of $8 and $11 in 2005 and 2004.......                  279                  286
Miscellaneous receivables ................................................                   59                   93
Inventories...............................................................                  243                  239
Prepaid expenses and other assets.........................................                   32                   45
                                                                                         ------               ------
TOTAL CURRENT ASSETS......................................................                  695                  778
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
     $2,514 in 2005 and $2,511 in 2004....................................                  796                  841
INVESTMENTS IN AFFILIATES.................................................                  212                  177
GOODWILL..................................................................                   76                   76
IDENTIFIED INTANGIBLE ASSETS, NET ........................................                   36                   38
OTHER ASSETS..............................................................                  127                  166
                                                                                         ------               ------
TOTAL ASSETS..............................................................               $1,942               $2,076
                                                                                         ======               ======

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable .........................................................               $  174               $  198
Accrued liabilities ......................................................                  237                  283
Short-term debt ..........................................................                  300                  300
                                                                                         ------               ------
TOTAL CURRENT LIABILITIES ................................................                  711                  781
LONG-TERM DEBT ...........................................................                  250                  285
OTHER LIABILITIES ........................................................                  253                  267
                                                                                         ------               ------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................                1,214                1,333

LIABILITIES SUBJECT TO COMPROMISE ........................................                2,156                2,187

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2005 and 2004...........................                    1                    1
    Additional contributed capital........................................                   56                   56
    Treasury stock, at cost (13,941,057 shares in 2005 and 2004)..........                 (251)                (251)
Net deficiency of assets at spinoff.......................................                 (113)                (113)
Accumulated other comprehensive loss......................................                  (79)                 (75)
Accumulated deficit.......................................................               (1,042)              (1,062)
                                                                                         ------               ------
TOTAL SHAREHOLDERS' DEFICIT...............................................               (1,428)              (1,444)
                                                                                         ------               ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............................               $1,942               $2,076
                                                                                         ======               ======


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (DOLLARS IN MILLIONS)
                                                       (UNAUDITED)
                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                           -----------------------------
                                                                                             2005                  2004
                                                                                             ----                  ----
DECREASE IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)..............................................................             $    20              $  (216)
Adjustments to reconcile to Cash From Operations:
     Depreciation and amortization.............................................                  88                   95
     Restructuring expenses and other charges..................................                  (1)                 139
     Amortization of deferred credits..........................................                  (6)                 (30)
     Other, net................................................................                  (3)                   4
     Changes in assets and liabilities:
          Income and deferred taxes............................................                  (8)                  --
          Trade receivables....................................................                   7                  (28)
          Inventories..........................................................                  (4)                  (7)
          Accounts payable.....................................................                 (22)                  80
          Liabilities subject to compromise....................................                 (31)                 (47)
          Other assets and liabilities.........................................                 (42)                   1
                                                                                            -------              -------
CASH USED IN OPERATING ACTIVITIES..............................................                  (2)                  (9)
                                                                                            -------              -------

INVESTING ACTIVITIES:
Property, plant and equipment purchases........................................                 (51)                 (32)
Acquisition and investment payments............................................                  --                  (36)
Other investing activities.....................................................                   4                   (1)
                                                                                            -------              -------
CASH USED IN INVESTING ACTIVITIES..............................................                 (47)                 (69)
                                                                                            -------              -------

FINANCING ACTIVITIES:
Net change in short-term debt obligations......................................                  --                 (361)
Proceeds from long-term debt obligations.......................................                  --                  300
Net change in cash collateralized letters of credit............................                  17                   85
Deferred debt issuance costs...................................................                  (1)                 (13)
                                                                                            -------              -------
CASH PROVIDED BY FINANCING ACTIVITIES..........................................                  16                   11
                                                                                            -------              -------

DECREASE IN CASH AND CASH EQUIVALENTS..........................................                 (33)                 (67)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..............................................................                 115                  159
                                                                                            -------              -------
END OF PERIOD..................................................................             $    82              $    92
                                                                                            =======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for reorganization items, net....................................             $   (48)             $   (30)
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

         Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation ("Pharmacia"), a wholly-owned subsidiary of Pfizer, Inc.). On September 1, 1997, Pharmacia distributed all of the outstanding shares of common stock of Solutia as a dividend to Pharmacia stockholders (the "spinoff"). As a result of the spinoff, on September 1, 1997, Solutia became an independent publicly held company and its operations ceased to be owned by Pharmacia. A net deficiency of assets of $113 resulted from the spinoff.

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

         The agreement-in-principle also provides that Monsanto would pay environmental remediation costs at sites that have not been owned or operated by Solutia, and to which waste has not been sent, since the spinoff, provides a mechanism for sharing between Monsanto and Solutia responsibility for environmental liabilities at certain sites adjacent to the Anniston, Alabama, and Sauget, Illinois, plant locations, and provides that Monsanto would contribute $107, less certain expenses incurred, and litigation settlement costs paid, by Monsanto during the course of Solutia's Chapter 11 case, to make distributions to the holders of certain unsecured claims, including current tort and other legacy litigation claims. The agreement-in-principle provides that Solutia will continue to pay its annual installment and education fund obligations relating to the August 2003 Anniston polychlorinated biphenyls ("PCBs") settlement and education fund obligations relating to the Anniston Partial Consent Decree (as described in Note 7).

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

         Prior to exiting from Chapter 11, the bankruptcy court must confirm a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. As provided by the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The bankruptcy court has

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


approved several extensions of the exclusivity period, the most recent of which was set to expire on October 11, 2005. However, the bankruptcy court entered an order on October 6, 2005 extending the exclusivity period until the bankruptcy court rules on Solutia's current motion for an extension of the exclusivity period, which sought to extend the exclusivity period through January 9, 2006. Although Solutia expects to receive further extensions of the exclusivity period, no assurance can be given that any such future extension requests will be granted by the bankruptcy court.

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

         The condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. Continuation of Solutia as a going concern is contingent upon, among other things, Solutia's ability (i) to comply with the terms and conditions of its DIP financing; (ii) to obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and
(v) to obtain financing sources to meet Solutia's future obligations. These matters create substantial doubt about Solutia's ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications of prior year's financial information have been made to conform to the 2005 presentation.

Condensed Consolidating Financial Statements
--------------------------------------------

         Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of September 30, 2005 and December 31, 2004, and for the three and nine months ended September 30, 2005 and September 30, 2004 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                       CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION AS OF SEPTEMBER 30, 2005

                                                       SOLUTIA AND            SUBSIDIARIES                         SOLUTIA AND
                                                     SUBSIDIARIES IN             NOT IN                           SUBSIDIARIES
                                                     REORGANIZATION          REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                     --------------          --------------      ------------     ------------
ASSETS
Current assets ...................................      $   402                   $374              $ (81)          $   695
Property, plant and equipment, net................          672                    124                 --               796
Investments in subsidiaries and affiliates........          380                    218               (386)              212
Goodwill and identified intangible assets, net....          101                     11                 --               112
Other assets......................................           82                     45                 --               127
                                                     -------------------------------------------------------------------------
   TOTAL ASSETS...................................      $ 1,637                   $772              $(467)          $ 1,942
                                                     =========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities ..............................      $   708                   $169              $(166)             $711
Long-term debt....................................            0                    250                 --               250
Other liabilities.................................          201                     52                 --               253
                                                     -------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.......          909                    471               (166)            1,214

LIABILITIES SUBJECT TO COMPROMISE.................        2,156                     --                 --             2,156

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..............       (1,428)                   301               (301)           (1,428)
                                                     -------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)........................................      $ 1,637                   $772              $(467)          $ 1,942
                                                     =========================================================================

                       CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION AS OF DECEMBER 31, 2004

                                                       SOLUTIA AND            SUBSIDIARIES                         SOLUTIA AND
                                                     SUBSIDIARIES IN             NOT IN                           SUBSIDIARIES
                                                     REORGANIZATION          REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                     --------------          --------------      ------------     ------------
ASSETS
Current assets....................................      $   476                   $390              $ (88)          $   778
Property, plant and equipment, net................          701                    140                 --               841
Investments in subsidiaries and affiliates........          324                    232               (379)              177
Goodwill and identified intangible assets, net....          102                     12                 --               114
Other assets......................................          110                     56                 --               166
                                                     -------------------------------------------------------------------------
   TOTAL ASSETS...................................      $ 1,713                   $830              $(467)          $ 2,076
                                                     =========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities...............................      $   758                   $202              $(179)          $   781
Long-term debt....................................           --                    285                 --               285
Other liabilities.................................          212                     55                 --               267
                                                     -------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.......          970                    542               (179)            1,333

LIABILITIES SUBJECT TO COMPROMISE.................        2,187                     --                 --             2,187

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..............       (1,444)                   288               (288)           (1,444)
                                                     -------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)........................................      $ 1,713                   $830              $(467)          $ 2,076
                                                     =========================================================================



                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                       SOLUTIA AND            SUBSIDIARIES                         SOLUTIA AND
                                                     SUBSIDIARIES IN             NOT IN                           SUBSIDIARIES
                                                     REORGANIZATION          REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                     --------------          --------------      ------------     ------------
NET SALES.........................................        $538                    $237              $ (99)            $676
Cost of goods sold................................         502                     198               (105)             595
                                                     -------------------------------------------------------------------------
GROSS PROFIT......................................          36                      39                  6               81

Marketing, administrative and technological
 expenses.........................................          53                      18                 (1)              70
Amortization Expense..............................           1                      --                 --                1
                                                     -------------------------------------------------------------------------
OPERATING INCOME (LOSS) ..........................         (18)                     21                  7               10

Equity earnings (loss) from affiliates............          25                      (1)               (11)              13
Interest expense..................................         (14)                     (6)                --              (20)
Other income, net.................................           7                       3                 (8)               2
Reorganization items, net.........................         (15)                     --                 --              (15)
                                                     -------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE...........         (15)                     17                (12)             (10)

Income tax expense ...............................          --                       5                 --                5
                                                     -------------------------------------------------------------------------
NET INCOME  (LOSS)................................        $(15)                   $ 12              $ (12)            $(15)
                                                     =========================================================================

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                       SOLUTIA AND            SUBSIDIARIES                         SOLUTIA AND
                                                     SUBSIDIARIES IN             NOT IN                           SUBSIDIARIES
                                                     REORGANIZATION          REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                     --------------          --------------      ------------     ------------
NET SALES.........................................       $1,733                   $725              $(302)           $2,156
Cost of goods sold................................        1,578                    608               (322)            1,864
                                                     -------------------------------------------------------------------------
GROSS PROFIT......................................          155                    117                 20               292

Marketing, administrative and technological
 expenses.........................................          160                     50                 (1)              209
Amortization Expense..............................            1                     --                 --                 1
                                                     -------------------------------------------------------------------------
OPERATING INCOME (LOSS)...........................           (6)                    67                 21                82

Equity earnings (loss) from affiliates............           89                     (3)               (38)               48
Interest expense..................................          (46)                   (18)                --               (64)
Other income, net.................................           18                     10                (20)                8
Reorganization items, net.........................          (33)                    (2)                --               (35)
                                                     -------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE .................           22                     54                (37)               39

Income tax expense................................            2                     17                 --                19
                                                     -------------------------------------------------------------------------
NET INCOME .......................................       $   20                   $ 37              $ (37)           $   20
                                                     =========================================================================




                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                       SOLUTIA AND            SUBSIDIARIES                         SOLUTIA AND
                                                     SUBSIDIARIES IN             NOT IN                           SUBSIDIARIES
                                                     REORGANIZATION          REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                     --------------          --------------      ------------     ------------
NET SALES.........................................        $547                    $224              $(93)            $678
Cost of goods sold................................         499                     185               (97)             587
                                                     -------------------------------------------------------------------------
GROSS PROFIT......................................          48                      39                 4               91

Marketing, administrative and technological
 expenses.........................................          42                      16                --               58
                                                     -------------------------------------------------------------------------
OPERATING INCOME .................................           6                      23                 4               33

Equity earnings (loss) from affiliates............          (1)                     (3)              (12)             (16)
Interest expense..................................         (16)                     (5)               --              (21)
Other income, net.................................           7                      (1)               (5)               1
Reorganization items, net.........................         (14)                     --                --              (14)
                                                     -------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE...........         (18)                     14               (13)             (17)

Income tax expense ...............................          --                       1                --                1
                                                     -------------------------------------------------------------------------
NET INCOME (LOSS).................................        $(18)                   $ 13              $(13)            $(18)
                                                     =========================================================================

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                       SOLUTIA AND            SUBSIDIARIES                         SOLUTIA AND
                                                     SUBSIDIARIES IN             NOT IN                           SUBSIDIARIES
                                                     REORGANIZATION          REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                     --------------          --------------      ------------     ------------
NET SALES.........................................       $1,645                   $656              $(279)           $2,022
Cost of goods sold................................        1,568                    544               (296)            1,816
                                                     -------------------------------------------------------------------------
GROSS PROFIT......................................           77                    112                 17               206

Marketing, administrative and technological
 expenses.........................................          170                     46                 --               216
Amortization expense..............................           --                      1                 --                 1
                                                     -------------------------------------------------------------------------
OPERATING INCOME (LOSS)...........................          (93)                    65                 17               (11)

Equity loss from affiliates.......................           (5)                    (3)               (20)              (28)
Interest expense..................................          (75)                   (18)                --               (93)
Other income (expense), net.......................           20                     (3)               (16)                1
Loss on debt modification.........................           --                    (15)                --               (15)
Reorganization items, net.........................          (63)                    --                 --               (63)
                                                     -------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE...........         (216)                    26                (19)             (209)

Income tax expense ...............................           --                      7                 --                 7
                                                     -------------------------------------------------------------------------
NET INCOME (LOSS).................................       $ (216)                  $ 19              $ (19)           $ (216)
                                                     =========================================================================




                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                       SOLUTIA AND            SUBSIDIARIES                         SOLUTIA AND
                                                     SUBSIDIARIES IN             NOT IN                           SUBSIDIARIES
                                                     REORGANIZATION          REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                     --------------          --------------      ------------     ------------
Net Cash Provided by (Used in) Operating
 Activities.......................................       $(42)                    $40               $--              $ (2)
Net Cash Used in Investing Activities.............        (34)                    (13)               --               (47)
Net Cash Provided by (Used in) Financing
 Activities.......................................         32                     (16)               --                16
                                                     -------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
 Equivalents......................................        (44)                     11                --               (33)

Cash and Cash Equivalents:
   Beginning of year..............................         50                      65                --               115
                                                     -------------------------------------------------------------------------
   End of period..................................       $  6                     $76               $--              $ 82
                                                     =========================================================================

        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                       SOLUTIA AND            SUBSIDIARIES                         SOLUTIA AND
                                                     SUBSIDIARIES IN             NOT IN                           SUBSIDIARIES
                                                     REORGANIZATION          REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                     --------------          --------------      ------------     ------------
Net Cash Provided by (Used in) Operating
 Activities.......................................       $(50)                    $ 41              $--              $ (9)
Net Cash Used in Investing Activities.............        (56)                     (13)              --               (69)
Net Cash Provided by (Used in) Financing
 Activities.......................................         15                       (4)              --                11
                                                     -------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
 Equivalents......................................        (91)                      24               --               (67)

Cash and Cash Equivalents:
   Beginning of year..............................        125                       34               --               159
                                                     -------------------------------------------------------------------------
   End of period..................................       $ 34                     $ 58              $--              $ 92
                                                     =========================================================================

Recently Issued Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaced Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. Historically Solutia has elected to follow the guidance of APB 25 which allowed Solutia to use the intrinsic value method of accounting to value its share-based payment transactions with employees. Based on this method, Solutia did not recognize compensation expense in its consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. Solutia is required to adopt SFAS 123R by January 1, 2006. The impact on Solutia's earnings will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 3 and is contingent upon the number of future options granted, the selected transition method and the selection among acceptable valuation methodologies for valuing options.

         In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in Statement of Financial Accounting Standards No.143, Accounting for Asset Retirement Obligations ("SFAS 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


about the timing and (or) method of settlement, including those that may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available.

         Solutia is currently in the process of evaluating the requirements of FIN 47. At this time Solutia is unable to provide a meaningful range of estimates of any conditional asset retirement obligations required to be recognized in accordance with FIN 47. To the extent any conditional asset retirement obligations are identified, Solutia will recognize the cumulative effect of the initial application of FIN 47 as a change in accounting principle. Solutia plans to continue its evaluation process and complete any appropriate change in accounting methods prior to the effective date of FIN 47, which is December 31, 2005.

         In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement that do not otherwise include specific transition provisions. Previously, most changes in accounting principle were required to be recognized by including in net income of the period in which the change occurs the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a change in accounting principle as if that principle had always been used. SFAS 154 will be effective for fiscal years beginning after December 15, 2005. The impact of the adoption of SFAS 154 will depend upon the nature of accounting changes Solutia may initiate in future periods, if any.

2. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

         Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as a debtor-in-possession. These estimated claims are reflected in the Condensed Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of September 30, 2005 and December 31, 2004 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations with claimants, rejection or assumption of executory contracts, determination of value of any collateral securing claims, reconciliation of proofs of claim or other events.

         Solutia has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses;
(vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of September 30, 2005 and December 31, 2004, as applicable.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


         The amounts subject to compromise consisted of the following items:

                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           2005                2004
                                                                           ----                ----
      Postretirement benefits (a)...............................          $1,077              $1,090
      Litigation reserves (b)...................................             136                 141
      Accounts payable (c)......................................             118                 130
      Environmental reserves (d)................................              82                  82
      Other miscellaneous liabilities...........................              75                  76

      6.72% debentures due 2037 (e).............................             150                 150
      7.375% debentures due 2027 (e)............................             300                 300
      11.25% notes due 2009 (f).................................             223                 223
      Other (g).................................................              43                  43
                                                                          ------              ------
                                                                             716                 716
      Unamortized debt discount and debt issuance costs.........             (48)                (48)
                                                                          ------              ------
           TOTAL DEBT SUBJECT TO COMPROMISE.....................             668                 668
                                                                          ------              ------
      TOTAL LIABILITIES SUBJECT TO COMPROMISE...................          $2,156              $2,187
                                                                          ======              ======

(a) Postretirement benefits include Solutia's domestic (i) qualified pension plan liabilities of $466 and $445 as of September 30, 2005 and December 31, 2004, respectively; (ii) non-qualified pension plan liabilities of $19 and $18 as of September 30, 2005 and December 31, 2004, respectively; and (iii) other postretirement benefits liabilities of $592 and $627 as of September 30, 2005 and December 31, 2004, respectively. Pursuant to a bankruptcy court order, Solutia made payments with respect to other postretirement obligations of approximately $65 in the nine months ended September 30, 2005.
(b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of September 30, 2005 and December 31, 2004. Pursuant to a bankruptcy court order, Solutia made a scheduled payment of $5 in the third quarter 2005 with respect to the Anniston litigation settlement reached in 2003.
(c) Pursuant to bankruptcy court orders, Solutia settled certain accounts payable liabilities subject to compromise in the nine months ended September 30, 2005.
(d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. See Note 7 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.
(e) While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the nine months ended September 30, 2005 was approximately $24.
(f) Pursuant to a bankruptcy court order, Solutia is required to continue payments of the contractual interest on its 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code; provided, however, that Solutia's official committee of unsecured creditors (the "Creditors' Committee") has the right at any time, and Solutia has the right at any time after the payment of the contractual interest due in July 2005, to seek to terminate Solutia's obligation to continue making the interest payments. Solutia or the Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after a showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and whether that value is decreasing during the course of Solutia's bankruptcy case. Neither Solutia nor the Creditors' Committee has sought to terminate Solutia's obligation to continue making the interest payments. The amount of contractual interest paid with respect to these notes was approximately $25 in the nine months ended September 30, 2005, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of September 30, 2005 and December 31, 2004.



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

         Reorganization items, net consisted of the following items:

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                             -------------                -------------
                                                          2005           2004           2005         2004
                                                          ----           ----           ----         ----
Professional fees (a) ........................            $(13)          $(13)          $(37)        $(37)
Contract termination costs (b) ...............              --             --             --          (20)
Severance and employee retention costs (c)....              (2)            (1)           (10)          (8)
Adjustments to allowed claim amounts (d) .....               1             --            (10)          --
Settlements of pre-petition claims (e) .......              --             --             29            2
Other ........................................              (1)            --             (7)          --
                                                          ----           ----           ----         ----
TOTAL REORGANIZATION ITEMS, NET ..............            $(15)          $(14)          $(35)        $(63)
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

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 -------------                       -------------
                                                            2005              2004               2005             2004
                                                            ----              ----               ----             ----
NET INCOME (LOSS):
      As reported....................................     $   (15)           $  (18)             $  20           $ (216)
      Deduct: Total stock-based employee
          compensation expense determined using the
          Black-Scholes option-pricing model for all
          awards, net of tax.........................          --                (1)                --               (3)
                                                          -------            ------              -----           ------
      Pro forma......................................     $   (15)           $  (19)             $  20           $ (219)
                                                          =======            ======              =====           ======

INCOME (LOSS) PER SHARE:
      Basic and diluted - as reported................     $( 0.14)           $(0.17)             $0.19           $(2.07)
      Basic and diluted - pro forma..................     $( 0.14)           $(0.18)             $0.19           $(2.10)

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

         Goodwill of $76 at both September 30, 2005 and December 31, 2004 was allocated to the CPFilms reporting unit within the Performance Products and Services segment. There were no changes to the net carrying amount of goodwill during the nine months ended September 30, 2005.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


Identified Intangible Assets

         Identified intangible assets generally are comprised of i) amortizable contract-based intangible assets with finite useful lives, and
ii) indefinite-lived trademarks not subject to amortization. These intangible assets are summarized in aggregate as follows:

                                               SEPTEMBER 30, 2005                       DECEMBER 31, 2004
                                        ---------------------------------      -----------------------------------
                                         GROSS                     NET          GROSS                       NET
                                        CARRYING  ACCUMULATED    CARRYING      CARRYING    ACCUMULATED    CARRYING
                                         VALUE    AMORTIZATION    VALUE         VALUE     AMORTIZATION     VALUE
                                        ---------------------------------      -----------------------------------
Amortizable intangible assets....         $29        $(20)         $ 9           $31         $(20)          $11
Trademarks.......................          27          --           27            27           --            27
                                        ---------------------------------      -----------------------------------
TOTAL IDENTIFIED INTANGIBLE
 ASSETS..........................         $56        $(20)         $36           $58         $(20)          $38
                                        =====================-===========      ===================================

         There were no material acquisitions of intangible assets and there have been no changes to amortizable lives or methods during the nine months ended September 30, 2005. In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $1 annually from 2005 through 2009.

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                       SEPTEMBER 30,     December 31,
                                                                           2005              2004
                                                                           ----              ----
INVENTORIES
Finished goods................................................            $ 190             $ 223
Goods in process..............................................              127                99
Raw materials and supplies....................................               98                92
                                                                          -----             -----
Inventories, at FIFO cost.....................................              415               414
Excess of FIFO over LIFO cost.................................             (172)             (175)
                                                                          -----             -----
TOTAL INVENTORIES.............................................            $ 243             $ 239
                                                                          =====             =====

         Inventories at FIFO approximate current cost.

                                                                       SEPTEMBER 30,     December 31,
                                                                           2005              2004
                                                                           ----              ----
ACCRUED LIABILITIES
Wages and benefits............................................             $ 53              $ 55
Accrued rebates and sales returns/allowances..................               24                31
Accrued interest..............................................               11                25
Other.........................................................              149               172
                                                                           ----              ----
TOTAL ACCRUED LIABILITIES.....................................             $237              $283
                                                                           ====              ====

6. RESTRUCTURING RESERVES

         Solutia recorded $3 of charges in Reorganization Items, net during the third quarter 2005, including $2 of decontamination costs incurred as part of the shut-down of the acrylic fibers business in the Integrated Nylon segment and $1 of severance and retraining costs involving headcount reductions primarily in its Performance Products and Services segment and corporate function.

         During the nine months ended September 30, 2005, Solutia recorded restructuring charges of $10 in Reorganization Items, net involving the exit of its acrylic fibers operations and shut-down of its nylon industrial fiber manufacturing unit at its plant in Pensacola, Florida. This $10 of net charges from the closure of these businesses

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


included $11 of asset write-downs, $4 of severance and retraining costs and $4 of decontamination costs, partially offset by a $7 gain from the reversal of the LIFO reserve associated with the inventory liquidated as part of the business shut-down and a $2 million gain from the sale of certain assets. In addition, Solutia recorded $3 of severance and retraining costs in the nine months ended September 30, 2005 with $2 recorded in Reorganization Items, net and $1 in Cost of Goods Sold involving headcount reductions within both the Integrated Nylon and Performance Products and Services segments, as well as the corporate function.

         Solutia cannot forecast the level of future restructuring charges due to the inherent uncertainty involved in operating as a debtor-in-possession under Chapter 11 bankruptcy protection.

         A summary of restructuring activity during the three and nine months ended September 30, 2005 is presented as follows:

                                           DECOMMISSIONING/    FUTURE LEASE     EMPLOYMENT       ASSET
                                             DISMANTLING         PAYMENTS       REDUCTIONS    WRITE-DOWNS      TOTAL
                                         -------------------------------------------------------------------------------

Balance at December 31, 2004.........            $ 5              $ 12             $--            $--          $ 17
  Charges taken......................             --                --               5              6            11
  Amounts utilized...................             --               (12)             (1)            (6)          (19)
                                         -------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2005............            $ 5              $ --             $ 4            $--          $  9
  Charges taken......................              2                --               1              5             8
  Amounts utilized...................             (3)               --              (4)            (5)          (12)
                                         -------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2005.............            $ 4              $ --             $ 1            $--          $  5
  Charges taken......................              2                --               1             --             3
  Amounts utilized...................             (3)               --              (1)            --            (4)
                                         -------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2005........            $ 3              $ --             $ 1            $--          $  4
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

Litigation

         Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia had a liability of $136 and $141 as of September 30, 2005 and December 31, 2004, respectively, associated with these obligations classified as a liability subject to compromise. See Note 1 for further description as to how these legacy litigation claims would be addressed under the agreement-in-principle.

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

         On March 7, 2005, the Official Committee of Equity Security Holders (the "Equity Committee") in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and an objection to the proofs of claim filed by Monsanto and Pharmacia in Solutia's bankruptcy case. The complaint seeks to avoid certain obligations assumed by Solutia in its spinoff from Pharmacia. The complaint alleges that the spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets, such that Solutia was destined to fail from its inception. On May 24, 2005 Pharmacia and Monsanto filed a motion to dismiss the complaint, or in the alternative, to stay the adversary proceeding, which was not adjudicated by the bankruptcy court but rather taken under advisement to be addressed in the future. Neither a discovery schedule nor a trial date has been set. The Equity Committee has also filed a Motion for Leave to conduct an examination of the Debtors pursuant to Bankruptcy Rule 2004. On August 4, 2005, Solutia filed with the bankruptcy court a Statement of Reservation of Rights in response to the Equity Committee's complaint, expressing Solutia's view that the issues and disputes raised by the Equity Committee would be resolved through the process of confirmation of Solutia's Plan of Reorganization.

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

         State court actions. Solutia is aware of 23 class actions filed in various state courts against Flexsys and other producers of rubber chemicals. Solutia is only named as a defendant in one of these cases, David Pearman and Pearman Agri Services, Inc. v Akzo Nobel Chemicals, Inc., et. al., pending in the Circuit Court for Claiborne County, Tennessee, which was automatically stayed as against Solutia. In 20 of these cases, plaintiffs seek actual and treble damages under state law on behalf of all retail purchasers of tires in that state since as early as 1994. In the other three cases, plaintiffs make similar allegations and seek similar relief on behalf of all consumers of products containing rubber, including tires. Eleven of these cases remain pending at the trial level in procedural stages or are pending on appeal following dismissal as to Flexsys by the trial court on procedural grounds. The remaining cases have been dismissed voluntarily by plaintiffs or by the court on procedural grounds and are not on appeal.

         Canadian actions. Two class actions were filed in the Province of Quebec, Canada, in May 2004 and one case was filed in Ontario, Canada, in May 2005 against Flexsys and other rubber chemical producers, each alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. In August 2005, Solutia became aware of a case filed in British Columbia, Canada against Flexsys and other rubber chemical producers alleging the same claims as the Quebec and Ontario cases and seeking unspecified damages under a variety of theories on behalf of all purchasers of products containing rubber chemicals in British Columbia. No responses are yet due nor have any been filed by defendants in any of these cases. Solutia is not a defendant in any of these cases.

         Federal court actions alleging violations of federal securities laws. Six shareholder class actions have been filed in the U.S. District Court for the Northern District of California against Solutia, its then and former chief executive officers and its then chief financial officer. The complaints were consolidated into a single action called In Re Solutia Securities Litigation, and a consolidated complaint which named two additional defendants, Solutia's then current and past controllers, was filed. The consolidated complaint alleges that, from December 16, 1998 to October 10, 2002, Solutia's accounting practices regarding incorporation of Flexsys' results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during the period. The plaintiffs seek damages and any equitable relief that the court deems proper. The consolidated action is automatically stayed with respect to Solutia by virtue of Section 362(a) of the U.S. Bankruptcy Code and the action was dismissed without prejudice pending resolution of Solutia's bankruptcy case. The complaint against the individual defendants was dismissed with prejudice and no appeal was filed within the applicable appeals period.

         Shareholder Derivative Suits. Two shareholder derivative suits have been filed in the Missouri Circuit Court for the Twenty-First Judicial Circuit of St. Louis County against certain of Solutia's current and past directors, chief executive officers, chief financial officer and former vice chairman. Solutia is included as a nominal defendant. The plaintiffs seek damages on behalf of Solutia for the individual defendants' alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, arising out of Flexsys' alleged participation in the price-fixing of rubber chemicals and Solutia's incorporation of Flexsys'

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


purportedly inflated financial results arising from the alleged price-fixing into Solutia's financial statements. These two shareholder derivative suits were consolidated into a single action, In re Solutia Inc. Derivative Litigation. On December 29, 2003, the court entered an order in the consolidated action staying the litigation with respect to all defendants, including Solutia. In August 2004, the court involuntarily dismissed the cases for lack of prosecution. Plaintiffs' motion to reinstate the actions is pending.

Other Legal Proceedings
-----------------------

         On October 7, 2004, a class action captioned Dickerson v. Feldman, et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleges breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA") and seeks to recover alleged losses in the Solutia Inc. Savings and Investment Plan ("SIP Plan") arising from the alleged imprudent investment of SIP Plan assets in Solutia's common stock during the period from December 16, 1998 through the date the action was filed. The investment is alleged to have been imprudent because of Solutia's legacy environmental and litigation liabilities and because of Flexsys' alleged involvement in the matters described above under "Flexsys Related Litigation". The action seeks monetary payment to the SIP Plan to compensate for the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 against Solutia in the U.S. Bankruptcy Court for the Southern District of New York. The plaintiff then sought to withdraw the reference of his ERISA claim from the bankruptcy court to the district court so that the proof of claim and the class action could be considered together by the district court. On March 11, 2005 the district court denied without prejudice plaintiff's motion to withdraw the reference. In May of 2005, the plaintiff filed an amended and then a second amended complaint. Although the ERISA violations alleged are very similar to those asserted in the original complaint, the second amended complaint added new allegations largely similar to those made in In Re Solutia Securities Litigation described above. This second amended complaint also adds twelve new defendants, including former and current directors and officers of Solutia. The directors are alleged to have breached their fiduciary duties under ERISA by failing to monitor the plan's fiduciaries, and by failing to recognize that the fiduciaries were not themselves properly managing the plan. On September 1, 2005, the plaintiff filed an amended proof of claim against Solutia solely to raise the purported amount of the claim to $290. On September 7, 2005 the plaintiff filed a motion in the U.S. Bankruptcy Court for the Southern District of New York seeking leave to file a single proof of claim against Solutia on behalf of all members of the class.

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

         Competition authorities in Belgium and several other European countries are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates ("BBP"). One of the BBP producers under investigation by the Belgian Competition Authority ("BCA") is Ferro Belgium sprl, the European subsidiary of Ferro Corporation. Ferro's BBP business in Europe was purchased from Solutia Inc. in 2000. Solutia received an indemnification notice from Ferro and has exercised its right, pursuant to the purchase agreement

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


relating to Ferro's acquisition of the BBP business from Solutia, to assume and control the defense of Ferro in proceedings relating to these investigations. On July 7, 2005, the BCA issued a Statement of Objections regarding its BBP investigation in which Solutia Europe S.A/N.V., a European subsidiary of Solutia, along with Ferro and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000. Solutia Inc. is not named as a party under investigation in the Statement of Objections. Solutia's written comments to the Statement of Objections were submitted on August 31, 2005 and presented at an oral hearing before the BCA on September 6, 2005. A Reasoned Report to be submitted by the investigator to the BCA has not yet been received. Solutia is fully cooperating with the BCA in this investigation. Solutia currently believes that any liability that may result from the Belgian investigation will not be significant to its results of operations or financial position. However, Solutia cannot provide any assurance that the liability assessed against it as a result of this matter would not have a material adverse effect on Solutia's results of operations or financial position.

         On October 12, 2005 an action, captioned Davis, et. al. v. Solutia, Inc. Employees' Pension Plan, was filed in the U.S. District Court for the Southern District of Illinois against the Solutia Employees' Pension Plan (the "Plan") by a class of participants in the Plan who allege that the method of calculating their benefits under the Plan was unlawful. Specifically, the Davis plaintiffs allege that the Plan violated ERISA by reducing their accrued benefit as a result of the attainment of a certain age, reducing their rate of benefit accrual because of the attainment of a certain age, computing benefits in an unlawful method and, finally, by "backloading" benefits resulting in accruals occurring slowly over time so that very little of the accrued benefit is vested prior to the attainment of age 65. None of the Debtors has been named as a defendant in this case.

Environmental Liabilities

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $75 and $78 as of September 30, 2005 and December 31, 2004, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Condensed Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

         Solutia had an accrued liability of $82 as of September 30, 2005 and December 31, 2004 for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Condensed Consolidated Statement of Financial Position as of both September 30, 2005 and December 31, 2004. The agreement-in-principle provides that Monsanto will pay environmental remediation costs at sites that have not been owned or operated by Solutia, and to which waste has not been sent, since the spinoff, and provides a mechanism for sharing between Monsanto and Solutia responsibility for environmental liabilities at certain sites adjacent to the Anniston, Alabama, and Sauget, Illinois, plant locations. See Note 1 for further description as to how these legacy environmental claims would be addressed under the agreement-in-principle. Remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. In addition, Solutia has not adjusted its recorded environmental liabilities classified as subject to compromise for ongoing remediation activities at these sites since the inception of Solutia's bankruptcy case.

         In addition to the bankruptcy proceedings, Solutia's environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, changes in method and extent of remediation, existence of other potentially responsible parties and changes in technology. Solutia believes that the known and unknown environmental matters, including matters classified as subject to compromise for which Solutia may ultimately assume responsibility, when ultimately resolved, which may be over an extended period of time, could have a material effect on the consolidated financial position, liquidity and profitability of Solutia.

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

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

         For the three and nine months ended September 30, 2005 and 2004, Solutia's pension and healthcare and other benefit costs were as follows:

                                                                      PENSION BENEFITS
                                                                      ----------------
                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -------------                     -------------
                                                  2005             2004            2005              2004
                                                  ----             ----            ----              ----
Service costs for benefits earned........         $  2             $ --            $  5              $ 13
Interest costs on benefit obligation.....           18               18              53                59
Assumed return on plan assets............          (17)             (18)            (50)              (57)
Prior service costs .....................           --               --               1                 5
Recognized net loss......................            4                1              10                 6
Curtailment and settlement net charges ..            7                7               7                69
                                                  ----             ----            ----              ----
TOTAL....................................         $ 14             $  8            $ 26              $ 95
                                                  ====             ====            ====              ====

                                                               HEALTHCARE AND OTHER BENEFITS
                                                               -----------------------------
                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -------------                     -------------
                                                  2005             2004            2005              2004
                                                  ----             ----            ----              ----
Service costs for benefits earned........         $ 1              $  1            $  4              $  6
Interest costs on benefit obligation.....           9                 8              26                32
Prior service costs .....................          (3)               (2)             (8)              (10)
Recognized net loss......................           4                 1              11                 6
Curtailment gain.........................          (4)              (38)             (4)              (38)
                                                  ---              ----            ----              ----
TOTAL....................................         $ 7              $(30)           $ 29              $ (4)
                                                  ===              ====            ====              ====

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


Changes in Solutia's Pension and Other Postretirement Benefit Plans

         Solutia amended its U.S. qualified pension plan in the third quarter 2005 to cease benefit accruals for domestic union participants to be effective January 1, 2006. This action resulted in a curtailment of the U.S. qualified pension plan, as defined by SFAS No. 88, Employees Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits, due to the reduction in anticipated future service of union participants in Solutia's U.S. qualified pension plan. The net result of this action in the third quarter 2005 was a $7 loss due primarily to the required recognition of unrecognized losses that were expected to be amortized into earnings over the estimated future service period of the plan participants.

         Solutia also amended in the third quarter 2005 its U.S. postretirement plan for union, active employees to be effective January 1, 2006. These changes included discontinuation of all postretirement benefits after attaining age 65, changes to certain eligibility requirements for pre-65 postretirement benefits with the eventual elimination of these benefits by 2016, and significant reduction of retiree life insurance benefits for future retirees. This action resulted in a curtailment of the U.S. postretirement plan, as defined by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, due to the reduction in anticipated future service of union participants in Solutia's U.S. postretirement plan. The net result of this action in the third quarter 2005 was a $4 gain due primarily to the required recognition of unrecognized gains that were expected to be amortized into earnings over the estimated future service period of the plan participants.

         In 2004, Solutia amended its U.S. qualified and non-qualified pension plans to cease future benefit accruals effective July 1, 2004 for non-union participants in these plans. Solutia also amended its U.S. postretirement plan for non-union, active employees effective September 1, 2004. These changes included discontinuation of all postretirement benefits after attaining age 65, changes to certain eligibility requirements for pre-65 postretirement benefits and the eventual elimination of these benefits by 2016, and elimination of retiree life insurance benefits for future retirees. See Note 16 in Solutia's 2004 Form 10-K for further information with respect to these actions.

Employer Contributions

         According to current IRS funding rules, Solutia does not expect to be required to make pension contributions to its U.S. qualified pension plan in 2005. However, Solutia may elect to make voluntary contributions to the pension plan in 2005 in order to minimize future required contributions. No contributions were made to the U.S. qualified pension plan in the nine months ended September 30, 2005.

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

    LLUMAR(R), VISTA(R) and GILA(R) professional and retail window              Carpet fibers, including the WEAR-DATED(R) and
    films                                                                       ULTRON(R) brands

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



         Segment data for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                      2005                         2004
                                             ----------------------       ---------------------
                                                NET        PROFIT            NET       PROFIT
                                               SALES       (LOSS)           SALES      (LOSS)
                                               -----       ------           -----      ------
SEGMENT:
Performance Products and Services..........     $292        $ 37             $275       $ 27
Integrated Nylon...........................      384         (10)             403        (15)
                                                ----       -----             ----       ----
SEGMENT TOTALS.............................      676          27              678         12

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate gain (expenses)..............                  (16)                         22
    Equity earnings (loss) from affiliates.                   13                         (16)
    Interest expense.......................                  (20)                        (21)
    Other expense, net......................                  --                          (1)
    Reorganization items, net..............                  (14)                        (13)
CONSOLIDATED TOTALS:
                                                ----                         ----
    NET SALES..............................     $676                         $678
                                                ====        ----             ====       ----
    LOSS BEFORE INCOME TAXES...............                 $(10)                       $(17)
                                                            ====                        ====

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                      2005                         2004
                                             ----------------------       ---------------------
                                                NET        PROFIT            NET       PROFIT
                                               SALES       (LOSS)           SALES      (LOSS)
                                               -----       ------           -----      ------
SEGMENT:
Performance Products and Services..........   $  894        $109            $  833     $  79
Integrated Nylon...........................    1,262           3             1,189       (22)
                                              ------        ----            ------      ----
SEGMENT TOTALS.............................    2,156         112             2,022        57

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses.....................                  (41)                        (67)
    Equity earnings (loss) from affiliates.                   46                         (28)
    Interest expense.......................                  (64)                        (93)
    Other income (expense), net............                    2                          (1)
    Loss on debt modification..............                   --                         (15)
    Reorganization items, net..............                  (16)                        (62)
CONSOLIDATED TOTALS:                          ------                        ------
    NET SALES..............................   $2,156                        $2,022
                                              ======        ----            ======     -----
    INCOME (LOSS) BEFORE INCOME TAXES......                 $ 39                       $(209)
                                                            ====                       =====

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


10. SUBSEQUENT EVENTS

         Solutia announced in September 2005 that it and FMC Corporation ("FMC") had reached a definitive agreement to sell Astaris, their 50/50 joint venture. The transaction received bankruptcy court approval and closed in the fourth quarter 2005. Under the terms of the agreement, Israel Chemicals Limited ("ICL") purchased substantially all of the operating assets of Astaris for $255, subject to certain purchase price adjustments. Solutia expects to receive net proceeds of up to $100, approximately $20 of which will be distributed in 2006 subject to certain terms and conditions of the asset purchase agreement. In connection with this sale, Solutia expects to record a gain in the fourth quarter of 2005. In addition, certain of the assets and liabilities of Astaris that were not included in the sale to ICL were transferred to Solutia and FMC. Generally, these assets and liabilities consisted of property originally contributed to the joint venture by Solutia and FMC, as well as associated liabilities.

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

         The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of September 30, 2005 and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                            THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS      SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     -------------

NET SALES................................            $488            $48         $239            $ (99)            $676
Cost of goods sold.......................             477             23          200             (105)             595
                                                  --------------------------------------------------------------------------
GROSS PROFIT.............................               1             25           39                6               81
Marketing expenses.......................              21              6            9               --               36
Administrative expenses..................              14              2            7               --               23
Technological expenses...................              10              1           --               --               11
Amortization expenses....................              --             --            1               --                1
                                                  --------------------------------------------------------------------------
OPERATING INCOME (LOSS)..................             (34)            16           22                6               10
Equity earnings (loss) from affiliates...              47             11           (1)             (44)              13
Interest expense.........................             (15)            --          (12)               7              (20)
Other income, net........................               2              7            8              (15)               2
Reorganization items, net................             (15)            --           --               --              (15)
                                                  --------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES .......             (15)            34           17              (46)             (10)
Income tax expense ......................              --             --            5               --                5
                                                  --------------------------------------------------------------------------
NET INCOME (LOSS)........................            $(15)           $34         $ 12            $ (46)            $(15)
                                                  ==========================================================================


                                CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                            THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS      SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     -------------

NET INCOME(LOSS).........................            $(15)           $34         $12             $(46)             $(15)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.........              (1)            (1)         (2)               3                (1)
Net unrealized gain on derivative
 instruments, net of tax.................               4             --           1               (1)                4
                                                  --------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)..............            $(12)           $33         $11             $(44)             $(12)
                                                  ==========================================================================

                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)

                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                            THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS      SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     -------------

NET SALES................................            $506            $40         $225            $(93)             $678
Cost of goods sold.......................             477             22          185             (97)              587
                                                  --------------------------------------------------------------------------
GROSS PROFIT.............................              29             18           40               4                91
Marketing expenses.......................              18              5            8              --                31
Administrative expenses..................              11              1            8              --                20
Technological expenses...................               6              1           --              --                 7
                                                  --------------------------------------------------------------------------
OPERATING INCOME (LOSS)..................              (6)            11           24               4                33
Equity earnings (loss) from affiliates...              26              8           (2)            (48)              (16)
Interest expense.........................             (29)            (1)         (14)             23               (21)
Other income, net........................               5             18            8             (30)                1
Reorganization items, net................             (14)            --           --              --               (14)
                                                  --------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES .......             (18)            36           16             (51)              (17)
Income tax expense ......................              --             --            1              --                 1
                                                  --------------------------------------------------------------------------
NET INCOME (LOSS)........................            $(18)           $36         $ 15            $(51)             $(18)
                                                  ==========================================================================


                              CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                           THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS      SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     -------------

NET INCOME (LOSS)........................            $(18)           $36         $15             $(51)             $(18)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.........               1              1          --               (1)                1
                                                  --------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)..............            $(17)           $37         $15             $(52)             $(17)
                                                  ==========================================================================

                                                        SOLUTIA INC.
                                                   (DEBTOR-IN-POSSESSION)

                              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                            NINE MONTHS ENDED SEPTEMBER 30, 2005


                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS      SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     -------------

NET SALES..................................         $1,589           $140        $729            $(302)           $2,156
Cost of goods sold.........................          1,511             64         611             (322)            1,864
                                                  --------------------------------------------------------------------------
GROSS PROFIT...............................             78             76         118               20               292
Marketing expenses.........................             60             18          26               --               104
Administrative expenses....................             44              6          22               --                72
Technological expenses.....................             30              2           1               --                33
Amortization expenses......................             --             --           1               --                 1
                                                  --------------------------------------------------------------------------
OPERATING INCOME (LOSS)....................            (55)            50          68               20                82
Equity earnings (loss) from affiliates.....            157             35          (3)            (141)               48
Interest expense...........................            (47)            --         (38)              21               (64)
Other income (expense), net................              1             18          30              (41)                8
Reorganization items, net..................            (33)            --          (2)              --               (35)
                                                  --------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ................              2            103          55             (141)               39
Income tax expense ........................              2             --          17               --                19
                                                  --------------------------------------------------------------------------
NET INCOME.................................         $   20           $103        $ 38            $(141)           $   20
                                                  ==========================================================================


                                  CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                            NINE MONTHS ENDED SEPTEMBER 30, 2005


                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS      SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     -------------

NET INCOME.................................          $20             $103        $ 38            $(141)            $20
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments...........           (8)             (11)        (17)              28              (8)
Net unrealized gain on derivative
 instruments, net of tax...................            4               --          --               --               4
                                                  --------------------------------------------------------------------------
COMPREHENSIVE INCOME.......................          $16             $ 92        $ 21            $(113)            $16
                                                  ==========================================================================

                                                        SOLUTIA INC.
                                                   (DEBTOR-IN-POSSESSION)

                              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                            NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS      SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     -------------

NET SALES..................................         $1,508           $131        $662            $(279)           $2,022
Cost of goods sold.........................          1,501             63         548             (296)            1,816
                                             ------------------ -------------- ---------- ---------------- ---------------------
GROSS PROFIT...............................              7             68         114               17               206
Marketing expenses.........................             65             16          24               --               105
Administrative expenses....................             50              5          23               --                78
Technological expenses.....................             30              2           1               --                33
Amortization expense.......................             --             --           1               --                 1
                                                  --------------------------------------------------------------------------
OPERATING INCOME (LOSS)....................           (138)            45          65               17               (11)

Equity earnings (loss) from affiliates.....             94             19          (2)            (139)              (28)
Interest expense...........................           (120)            (2)        (42)              71               (93)
Other income, net..........................             11             56          22              (88)                1
Loss on debt modification..................             --             --         (15)              --               (15)
Reorganization items, net..................            (63)            --          --               --               (63)
                                                  --------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES .........           (216)           118          28             (139)             (209)
Income tax expense ........................             --             --           7               --                 7
                                                  --------------------------------------------------------------------------
NET INCOME (LOSS)..........................         $ (216)          $118        $ 21            $(139)            $(216)
                                                  ==========================================================================


                              CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                           NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                PARENT ONLY                      NON-                          CONSOLIDATED
                                                SOLUTIA INC.     GUARANTORS   GUARANTORS     ELIMINATIONS      SOLUTIA INC.
                                                ------------     ----------   ----------     ------------      ------------

NET INCOME (LOSS)..........................         $(216)           $118        $21             $(139)           $(216)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments...........            --              --          8                (8)              --
Minimum pension liability adjustments, net
  of tax...................................            18              --         --                --               18
                                                  --------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)................         $(198)           $118        $29             $(147)           $(198)
                                                  ==========================================================================

                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                                   CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                   AS OF SEPTEMBER 30, 2005

                                                  PARENT ONLY                        NON-                       CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS      GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                  ------------    ----------      ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................    $    1          $    4          $   77        $    --         $   82
Trade receivables, net..........................         4             141             134             --            279
Intercompany receivables........................        99             761              93           (953)            --
Miscellaneous receivables.......................        39              --              20             --             59
Inventories.....................................       118              30             110            (15)           243
Prepaid expenses and other current assets.......        18              --              11              3             32
                                                  --------------------------------------------------------------------------
TOTAL CURRENT ASSETS............................       279             936             445           (965)           695

PROPERTY, PLANT AND EQUIPMENT, NET..............       591              81             124             --            796
INVESTMENTS IN AFFILIATES.......................     2,308             203              17         (2,316)           212
GOODWILL........................................        --              72               4             --             76
IDENTIFIED INTANGIBLE ASSETS, NET...............         3              26               7             --             36
INTERCOMPANY ADVANCES...........................       128           1,238             719         (2,085)            --
OTHER ASSETS....................................        82              --              45             --            127
                                                 --------------------------------------------------------------------------
TOTAL ASSETS....................................    $3,391          $2,556          $1,361        $(5,366)        $1,942
                                                 ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable................................    $  129          $    8          $   38        $    (1)        $  174
Intercompany payables...........................       108               3             115           (226)            --
Accrued liabilities.............................       140              12              85             --            237
Short-term debt.................................       300              --              --             --            300
Intercompany short-term debt....................        --              --             190           (190)            --
                                                  --------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.......................       677              23             428           (417)           711

LONG-TERM DEBT..................................        --              --             250             --            250
INTERCOMPANY LONG-TERM DEBT.....................        --              --             408           (408)            --
OTHER LIABILITIES...............................       201              --              52             --            253
                                                  --------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.....       878              23           1,138           (825)         1,214

LIABILITIES SUBJECT TO COMPROMISE...............     3,941             408              21         (2,214)         2,156

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock....................................         1              --              --             --              1
Additional contributed capital .................        56              --              --             --             56
Treasury stock..................................      (251)             --              --             --           (251)
Net (deficiency) excess of assets at spinoff
  and subsidiary capital........................      (113)          2,125             202         (2,327)          (113)
Accumulated other comprehensive loss............       (79)             --              --             --            (79)
Accumulated deficit.............................    (1,042)             --              --             --         (1,042)
                                                  --------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)............    (1,428)          2,125             202         (2,327)        (1,428)
                                                  --------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)..............................    $3,391          $2,556          $1,361        $(5,366)        $1,942
                                                  ==========================================================================

                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                                   CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                   AS OF DECEMBER 30, 2004

                                                PARENT ONLY                        NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS      GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------      ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................        $    43        $    7           $   65        $    --         $   115
Trade receivables, net....................              7           131              148             --             286
Intercompany receivables..................            130           759               77           (966)             --
Miscellaneous receivables.................             65             1               27             --              93
Inventories...............................            112            28              116            (17)            239
Prepaid expenses and other assets.........             27            --               15              3              45
                                                --------------------------------------------------------------------------
TOTAL CURRENT ASSETS......................            384           926              448           (980)            778

PROPERTY, PLANT AND EQUIPMENT, NET........            623            78              140             --             841
INVESTMENTS IN AFFILIATES.................          2,220           189               22         (2,254)            177
GOODWILL..................................             --            71                5             --              76
IDENTIFIED INTANGIBLE ASSETS, net.........              2            27                9             --              38
INTERCOMPANY ADVANCES.....................            128         1,238              806         (2,172)             --
OTHER ASSETS..............................            111            --               55             --             166
                                                --------------------------------------------------------------------------
TOTAL ASSETS..............................        $ 3,468        $2,529           $1,485        $(5,406)        $ 2,076
                                                ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..........................        $   138        $    8             $ 53           $ (1)          $ 198
Intercompany payables.....................            113            17              109           (239)             --
Accrued liabilities.......................            176            11               96             --             283
Short-term debt...........................            300            --               --             --             300
Intercompany short-term debt..............             --            --              214           (214)             --
                                                --------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.................            727            36              472           (454)            781

LONG-TERM DEBT............................             --            --              285             --             285
INTERCOMPANY LONG-TERM DEBT...............             --            --              463           (463)             --
OTHER LIABILITIES.........................            212            --               56             (1)            267
                                                --------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE..............................            939            36            1,276           (918)          1,333

LIABILITIES SUBJECT TO COMPROMISE.........          3,973           415               22         (2,223)          2,187

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock..............................              1            --               --             --               1
Additional contributed capital ...........             56            --               --             --              56
Treasury stock............................           (251)           --               --             --            (251)
Net (deficiency) excess of assets at
  spinoff and subsidiary capital..........           (113)        2,078              187         (2,265)           (113)
Accumulated other comprehensive loss......            (75)           --               --             --             (75)
Accumulated deficit.......................         (1,062)           --               --             --          (1,062)
                                                --------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......         (1,444)        2,078              187         (2,265)         (1,444)
                                                --------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)........................        $ 3,468        $2,529           $1,485        $(5,406)        $ 2,076
                                                ==========================================================================

                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                PARENT ONLY                        NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS      GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------      ----------    ------------    ------------
CASH PROVIDED BY (USED IN) OPERATIONS.......       $(103)          $ 59            $ 42          $ --            $(24)
                                                --------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....         (30)            (7)            (14)           --             (51)
Other investing activities..................           3             --               1            --               4
                                                --------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES...........         (27)            (7)            (13)           --             (47)
                                                --------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in cash collateralized letters
  of credit.................................          17             --              --            --              17
Changes in investments and advances
  from (to) affiliates......................          72            (55)            (17)           --              --
Deferred debt issuance costs................          (1)            --              --            --              (1)
                                                --------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES................................          88            (55)            (17)           --              16
                                                --------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................         (42)            (3)             12            --             (33)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................          43              7              65            --             115
                                                --------------------------------------------------------------------------
END OF PERIOD...............................       $   1           $  4            $ 77          $ --            $ 82
                                                ==========================================================================

                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                PARENT ONLY                        NON-                       CONSOLIDATED
                                                SOLUTIA INC.    GUARANTORS      GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------    ----------      ----------    ------------    ------------
CASH PROVIDED BY (USED IN) OPERATIONS.......       $ (67)          $ 72            $(14)         $ --            $  (9)
                                                --------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....         (16)            (3)            (13)           --              (32)
Acquisition and investment payments.........         (35)            --              (1)           --              (36)
Other investing activities..................          (1)            --              --            --               (1)
                                                --------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES...........         (52)            (3)            (14)           --              (69)
                                                --------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations           (361)            --              --            --             (361)
Proceeds from long-term debt obligations             300             --              --            --              300
Net change in cash collateralized letters
  of credit.................................          85             --              --            --               85
Changes in investments and advances from
  (to) affiliates...........................         (19)           (75)             56            --               --
Deferred debt issuance costs................          (9)            --              (4)           --              (13)
                                                --------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES................................          34            (75)             52            --               11
                                                --------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................         (85)            (6)             24            --              (67)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................         105             20              34            --              159
                                                --------------------------------------------------------------------------
END OF PERIOD...............................       $  20           $ 14            $ 58          $ --            $  92
                                                ==========================================================================

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

OVERVIEW

Summary of Significant Third Quarter 2005 Events

         U.S. Hurricanes
         ---------------

         Hurricanes Katrina and Rita, which affected the gulf coast region of the U.S. during the third quarter 2005, had a significant impact on Solutia's manufacturing operations. Although Solutia's manufacturing facilities did not suffer significant physical damage, the manufacturing facility in Alvin, Texas was forced to completely shut-down its operations ahead of Hurricane Rita as a precaution. Further, reduced availability of key raw material and energy sources affected the ability of certain plants in the Integrated Nylon segment to operate at normal production rates. As a result, Solutia has experienced significant costs involved in shutting down and restarting these operations, significant unabsorbed fixed costs and lost sales volumes.

         Furthermore, Solutia declared force majeure in late September 2005 for certain products within its Integrated Nylon segment as a result of the aforementioned raw material and utility supply limitations, some of which are a result of force majeure declarations by certain of Solutia's suppliers. Solutia has contacted customers and is actively managing the situation to mitigate the effects of this interruption in supply on its operations and customer deliveries. However, the duration of the force majeure period and the potential financial impact of this situation on Solutia are unknown at this time.

         Reorganization Strategy
         -----------------------

         Solutia continued to take positive actions in the third quarter 2005 to achieve its reorganization strategy, which involves the principal objectives of (i) managing the businesses to enhance Solutia's performance;
(ii) making changes to Solutia's asset portfolio to maximize the value of the estate; (iii) achieving reallocation of "legacy liabilities"; and (iv) negotiating an appropriate capital structure. Recent actions regarding achievement of these principle objectives are explained further below. In addition, Solutia continues to pursue a consensual agreement on the plan of reorganization through negotiations with the other constituents in the bankruptcy case. However, as a result of the numerous uncertainties and complexities inherent in Solutia's bankruptcy proceedings, its ability to emerge and timing of emergence from bankruptcy are subject to significant uncertainty.

         PERFORMANCE ENHANCEMENT

         Solutia benefited in the third quarter 2005 from several actions implemented during 2004 designed to enhance its performance. These included implementing significant general and administrative expense reductions;

using more performance-based compensation and benefits programs; enacting key senior management changes; initiating a cost reduction program at Solutia's operating sites focused on actions such as lean manufacturing techniques, yield improvement, maintenance savings and utilities optimization; and implementing an enterprise-wide procurement effort. In addition, Solutia continued to use the tools of bankruptcy to renegotiate various contracts in the third quarter 2005 which are expected to provide future benefits to Solutia.

         In September 2005, each of Solutia's U.S. labor unions ratified new five-year collective bargaining agreements which set pension and health and welfare benefits for Solutia's employees who are represented by labor unions. The agreements, which take effect January 1, 2006, provide for changes to pension and welfare benefits consistent with those Solutia had previously implemented for U.S. non-union employees. Specifically, the union employees have agreed to freeze their pension plan, phase-out company-provided retiree medical benefits by October 31, 2016, and participate in a more cost-effective medical insurance program, effective January 1, 2006. These changes are consistent with previous steps Solutia has taken to achieve its objective of emerging with a cost-structure that allows it to compete more effectively in the global environment.

         Solutia announced in September 2005 that it is beginning the construction of a new SAFLEX(R) plastic interlayer plant in China with production anticipated to commence in mid-2007. The plant will focus on meeting the growing demands of the Chinese automotive market and the broader Asia Pacific region for Solutia's plastic interlayer products, as well as enhance Solutia's overall global cost position. This project demonstrates Solutia's commitment to a market that is expected to be very important to Solutia's future growth and Solutia's focus on being a competitive supplier on a global basis.

         PORTFOLIO EVALUATION

         Solutia's stated strategy is to build a portfolio of high-potential businesses that can consistently deliver returns in excess of Solutia's cost of capital. In employing this strategy, Solutia announced in September 2005 that it and FMC Corporation ("FMC") had reached a definitive agreement to sell Astaris, their 50/50 joint venture. The transaction received bankruptcy court approval and closed in the fourth quarter 2005. Under the terms of the agreement, Israel Chemicals Limited ("ICL") purchased substantially all of the operating assets of Astaris for $255 million, subject to certain purchase price adjustments. Solutia expects to receive net proceeds of up to $100 million, approximately $20 million of which will be deposited into escrow accounts. Distributions, if any, from the escrow accounts are expected to be received in 2006, subject to certain terms and conditions of the asset purchase agreement. In connection with this sale, Solutia expects to record a gain in the fourth quarter of 2005. In addition, certain of the assets and liabilities of Astaris that were not included in the sale to ICL were transferred to Solutia and FMC. Generally, these assets and liabilities consisted of property originally contributed to the joint venture by Solutia and FMC, as well as associated liabilities.

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

Results of Operations - Third Quarter 2005 Compared with Third Quarter 2004

         Net sales and operating income of Solutia for the three months ended September 30, 2005 and 2004 are as follows:

(dollars in millions)                                                         2005       2004
                                                                              ----       ----

Net Sales...............................................................      $676       $678
                                                                              ====       ====

Operating Income:
    Performance Products and Services Segment Profit....................      $ 37       $ 27
    Integrated Nylon Segment Loss ......................................       (10)       (15)
         Less: Corporate Gain (Expenses)................................       (16)        22
         Less: Equity (Earnings) Loss from Affiliates, Other (Income)
         Expense and Reorganization Items included in Segment Profit....        (1)        (1)
                                                                              ----       ----
Operating Income........................................................      $ 10       $ 33
                                                                              ====       ====
Net Gains (Charges) included in Operating Income........................      $ (3)      $ 25
                                                                              ====       ====

         The $2 million, or less than 1 percent, decrease in net sales as compared to the third quarter 2004 was primarily a result of lower sales volumes of approximately 8 percent nearly entirely offset by higher average selling prices of approximately 8 percent. The $23 million, or 70 percent, decline in operating income as compared to the third quarter 2004 resulted primarily from the absence of one-time gains incurred in 2004, which are described in greater detail in the Results of Operations section below, higher raw material and energy costs, costs incurred as a result of Hurricanes Katrina and Rita and moderately lower net sales.

Results of Operations - Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

         Net sales and operating income (loss) of Solutia for the nine months ended September 30, 2005 and 2004 are as follows:

(dollars in millions)                                                          2005       2004
                                                                               ----       ----

Net Sales...............................................................      $2,156     $2,022
                                                                              ======     ======

Operating Income (Loss):
    Performance Products and Services Segment Profit....................      $  109     $   79
    Integrated Nylon Segment Profit (Loss)..............................           3        (22)
         Less: Corporate Expenses.......................................         (41)       (67)
         Less: Equity (Earnings) Loss from Affiliates, Other (Income)
         Expense and Reorganization Items included in Segment
         Profit (Loss)..................................................           1         (1)
                                                                              ------     ------

Operating Income (Loss).................................................      $   82     $  (11)
                                                                              ======     ======
Charges included in Operating Income (Loss).............................      $   (4)    $  (54)
                                                                              ======     ======

         The $134 million, or 7 percent, increase in net sales as compared to the nine months ended September 30, 2004 was primarily a result of higher average selling prices of approximately 11 percent and favorable currency exchange rate fluctuations of approximately 1 percent, partially offset by lower sales volumes of approximately 5 percent. The $93 million improvement in operating income as compared to the nine months ended September 30, 2004 resulted primarily from higher net sales and lower charges in 2005, which are described in greater detail in the Results of Operations section below, partially offset by higher raw material and energy costs, as well as costs incurred as a result of Hurricanes Katrina and Rita.

Financial Information

         Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the three and nine months ended September 30, 2005 is presented as follows:

                                                   SOLUTIA AND           SUBSIDIARIES                         SOLUTIA AND
                                                 SUBSIDIARIES IN           NOT IN                             SUBSIDIARIES
(dollars in millions)                             REORGANIZATION        REORGANIZATION      ELIMINATIONS      CONSOLIDATED
                                                  --------------        --------------      ------------      ------------

Three Months Ended September 30, 2005:
--------------------------------------
Net Sales.................................           $   538                $237               $ (99)           $   676
Operating Income (Loss)...................               (18)                 21                   7                 10
Net Income (Loss).........................               (15)                 12                 (12)               (15)

Nine Months Ended September 30, 2005:
-------------------------------------
Net Sales.................................           $ 1,733                $725               $(302)           $ 2,156
Operating Income (Loss)...................                (6)                 67                  21                 82
Net Income (Loss).........................                20                  37                 (37)                20

As of September 30, 2005:
-------------------------
Total Assets..............................           $ 1,637                $772               $(467)           $ 1,942
Liabilities not Subject to Compromise.....               909                 471                (166)             1,214
Liabilities Subject to Compromise.........             2,156                  --                  --              2,156
Total Shareholders' Equity (Deficit)......            (1,428)                301                (301)            (1,428)


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         There have been no changes in the nine months ended September 30, 2005 with respect to Solutia's critical accounting policies, as presented on pages 17 through 20 of Solutia's 2004 Form 10-K.

RESULTS OF OPERATIONS--THIRD QUARTER 2005 COMPARED WITH THIRD QUARTER 2004

PERFORMANCE PRODUCTS AND SERVICES

                                                                              THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                              ------------------
  (dollars in millions)                                                        2005         2004
                                                                               ----         ----

  Net Sales..............................................................      $292         $275
                                                                               ====         ====

  Segment Profit ........................................................      $ 37         $ 27
                                                                               ====         ====
  Charges and Reorganization Items included in Segment Profit............      $ (1)        $ (1)
                                                                               ====         ====


         The $17 million, or 6 percent, increase in net sales as compared to the third quarter 2004 resulted primarily from an increase in average selling prices of approximately 4 percent and higher sales volumes of approximately 2 percent. Higher average selling prices were experienced across several product lines, including SAFLEX(R) and VANCEVA(R) plastic interlayer products, LLUMAR(R) and VISTA(R) professional film products, THERMINOL(R) heat transfer fluids and DEQUEST(R) water treatment chemicals, generally as a result of favorable market conditions and in response to the escalating cost of raw materials. Higher volumes were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products and LLUMAR(R) and VISTA(R) professional film products, partially offset by lower volumes due to the shut-down of Solutia's chlorobenzenes operations in 2004.

         The $10 million, or 37 percent, increase in segment profit in comparison to the third quarter 2004 resulted primarily from higher net sales, partially offset by higher raw material and energy costs of approximately $5 million.

In addition, segment profit in the third quarter 2005 was affected by $1 million of restructuring charges included within reorganization items, net while segment profit in the third quarter 2004 was affected by $1 million of net charges including $2 million of asset write-offs and repairs and maintenance charges resulting from the impact of Hurricane Ivan at the Martinsville, Virginia plant, partially offset by $1 million of gain from the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities in Solutia's Pharmaceutical Services division.

INTEGRATED NYLON

                                                                              THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                              ------------------
  (dollars in millions)                                                       2005         2004
                                                                              ----         ----

  Net Sales..............................................................     $384         $403
                                                                              ====         ====

  Segment Loss ..........................................................     $(10)        $(15)
                                                                              ====         ====
  Charges and Reorganization Items included in Segment Loss..............     $ --         $ (5)
                                                                              ====         ====

         The $19 million, or 5 percent, decrease in net sales as compared to the third quarter 2004 resulted primarily from lower sales volumes of approximately 16 percent, partially offset by higher average selling prices of approximately 11 percent. Sales volumes were negatively affected by Hurricanes Katrina and Rita, which forced certain manufacturing facilities to reduce production rates due to the shortages of certain raw materials and in particular Hurricane Rita forced the manufacturing facility in Alvin, Texas to completely shut-down its operations. This production slowdown did not allow Solutia to fully meet customer demand during the third quarter 2005. Additionally, certain customers were unable to take product due to their own operational issues resulting from the hurricanes. Sales volumes were also adversely affected as a result of Solutia's exit from the acrylic fibers operations in the second quarter 2005 but were partially offset because certain Solutia produced intermediate chemicals previously supplied to the acrylic fibers operations were sold into the intermediates merchant market. Average selling prices increased in all businesses primarily in response to the escalating cost of raw materials.

         The $5 million, or 33 percent, improvement in segment loss in comparison to the third quarter 2004 resulted principally from lower charges, partially offset by lower net sales and higher raw material and energy costs of approximately $16 million. In addition, segment loss was affected by the aforementioned hurricanes experienced in the third quarter 2005. Although Solutia's manufacturing facilities did not suffer significant physical damage, the manufacturing facility in Alvin, Texas was forced to completely shut-down its operations ahead of Hurricane Rita as a precaution. Further, reduced availability of key raw material and energy resources affected the ability of certain plants to operate at normal production levels. As a result, Solutia has experienced significant costs involved in shutting down and restarting these operations, significant unabsorbed fixed costs and lost sales volumes. Furthermore, Solutia declared force majeure in late September 2005 for certain products within its Integrated Nylon segment as a result of the aforementioned raw material and utility supply limitations some of which are a result of force majeure declarations by certain of Solutia's suppliers. The duration of the force majeure period and the potential financial impact of this situation on Solutia are unknown at this time.

         Segment loss in the third quarter 2005 included $2 million of decontamination costs incurred as part of the shut-down of the acrylic fibers business, offset by a $2 million gain on the sale of acrylic fibers assets. Segment loss in the third quarter 2004 was also affected by a hurricane experienced in the gulf region of the U.S. in the third quarter 2004. In particular, segment loss in the third quarter 2004 included $5 million of charges resulting from the impact of Hurricane Ivan at the Pensacola, Florida and Foley, Alabama plants involving primarily repairs and maintenance costs, as well as asset write-offs. In addition to these charges, segment loss in the third quarter 2004 was affected by unabsorbed fixed costs and lost sales volumes as a result of temporarily shutting down certain manufacturing operations at the Pensacola and Foley plants due to Hurricane Ivan.

CORPORATE EXPENSES

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          ------------------
(dollars in millions)                                     2005         2004
                                                          ----         ----

Corporate Expenses (Gain).............................    $16          $(22)
                                                          ===          ====
Gains (Charges) included in Corporate Expenses........    $(3)         $ 31
                                                          ===          ====


         The $38 million change in corporate expenses (gain) in comparison to the third quarter 2004 was primarily a result of the net gain included in 2004. Charges of $3 million and the net gain of $31 million included in the third quarter 2005 and 2004 results, respectively, both resulted from various curtailment and settlement activity due to amendments to Solutia's various postretirement plans (as more fully described in Note 8 to the accompanying condensed consolidated financial statements). In addition, the third quarter 2005 included modest increases in legal costs, partially offset by the full quarter benefit of cost reduction measures taken in the second half of 2004.

EQUITY EARNINGS (LOSS) FROM AFFILIATES

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          ------------------
(dollars in millions)                                     2005         2004
                                                          ----         ----

Equity Earnings (Loss) from Affiliates not included
  in Reportable Segment Profit........................    $13          $(16)
                                                          ---          ----
Equity Earnings from Affiliates included in
  Reportable Segment Profit...........................    $--          $ --
                                                          ---          ----
Equity Earnings (Loss) from Affiliates................    $13          $(16)
                                                          ===          ====
     Charges included in Equity Earnings
       (Loss) from Affiliates.........................    $--          $(27)
                                                          ===          ====


         Equity earnings (loss) from affiliates improved by $29 million in the third quarter 2005 as compared to the third quarter 2004. This improvement was primarily a result of higher average selling prices and improved manufacturing performance at both the Astaris and Flexsys joint ventures. In addition, the third quarter 2004 results included $24 million in litigation related charges and $2 million in asset impairment and severance charges at the Flexsys joint venture and $1 million of severance and contract cancellation charges at the Astaris joint venture.

REORGANIZATION ITEMS, NET

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          ------------------
(dollars in millions)                                     2005         2004
                                                          ----         ----

Reorganization Items, net.............................    $(15)        $(14)
                                                          ====         ====


         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the third quarter 2005 included $13 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $2 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; $1 million net gain for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; and $1 million of other reorganization charges primarily involving costs incurred with exiting the acrylic fibers operations. Reorganization items incurred in the third quarter 2004 included $13 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings and $1 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court.

INCOME TAX EXPENSE

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          ------------------
(dollars in millions)                                     2005         2004
                                                          ----         ----

Income Tax Expense...................................     $ 5          $  1
                                                          ===          ====


         Solutia's income tax expense in the third quarter 2005 and 2004 was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the quarters ended September 30, 2005 and 2004. Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances. See Note 13 of Solutia's 2004 Form 10-K for additional information concerning Solutia's deferred tax assets and changes in valuation allowances due to Solutia's Chapter 11 filing.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

PERFORMANCE PRODUCTS AND SERVICES

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          -----------------
  (dollars in millions)                                   2005         2004
                                                          ----         ----

  Net Sales...........................................    $894         $833
                                                          ====         ====

  Segment Profit .....................................    $109         $ 79
                                                          ====         ====
  Charges and Reorganization Items included in
     Segment Profit...................................    $ (9)        $(18)
                                                          ====         ====


         The $61 million, or 7 percent, increase in net sales as compared to the nine months ended September 30, 2004 resulted primarily from higher sales volumes of approximately 3 percent, an increase in average selling prices of approximately 3 percent and favorable currency exchange rate fluctuations of approximately 1 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products, pharmaceutical services and THERMINOL(R) heat transfer fluids, partially offset by lower volumes due to the shut-down of Solutia's chlorobenzenes operations in 2004. Higher average selling prices were experienced across several product lines including SAFLEX(R) and VANCEVA(R) plastic interlayer products, LLUMAR(R) and VISTA(R) professional film products, THERMINOL(R) heat transfer fluids and DEQUEST(R) water treatment chemicals generally in response to the escalating cost of raw materials. The favorable exchange rate fluctuations occurred primarily as a result of the stronger euro in relation to the U.S. dollar in comparison to the nine months ended September 30, 2004.

         The $30 million, or 38 percent, increase in segment profit in comparison to the nine months ended September 30, 2004 resulted principally from higher net sales, partially offset by higher raw material and energy costs of approximately $15 million. In addition, segment profit in the nine months ended September 30, 2005 was affected by $8 million of reorganization items which consisted primarily of adjustments to record certain pre-petition claims at estimated amounts of the allowed claims, as well as $1 million of restructuring charges not included within reorganization items. Segment profit in 2004 was affected by $17 million of charges involving plant closure costs for Solutia's chlorobenzenes operations, including costs for decommissioning and dismantling activities, asset write-offs, future costs for non-cancelable operating leases, and severance and retraining costs; $2 million of asset write-offs and repairs and maintenance charges resulting from the impact of Hurricane Ivan at the Martinsville, Virginia plant, partially offset by $1 million of gain from the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities in Solutia's Pharmaceutical Services division.

INTEGRATED NYLON

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
  (dollars in millions)                                    2005         2004
                                                           ----         ----

  Net Sales...........................................    $1,262       $1,189
                                                          ======       ======

  Segment Profit (Loss)...............................    $    3       $  (22)
                                                          ======       ======
  Charges and Reorganization Items included in
     Segment Profit (Loss)............................    $  (11)      $   (5)
                                                          ======       ======

         The $73 million, or 6 percent, increase in net sales as compared to the nine months ended September 30, 2004 resulted primarily from higher average selling prices of approximately 17 percent, partially offset by lower sales volumes of approximately 11 percent. Average selling prices increased in all businesses primarily in response to the escalating cost of raw materials. Sales volumes were negatively affected by Hurricanes Katrina and Rita, which forced certain manufacturing facilities to reduce production rates due to the shortages of certain raw materials and in particular Hurricane Rita forced the manufacturing facility in Alvin, Texas to completely shut-down its operations. This production slowdown did not allow Solutia to fully meet customer demand. Additionally, certain customers were unable to take product due to their own operational issues resulting from the hurricanes. Sales volumes were also adversely affected as a result of Solutia's exit from the acrylic fibers operations in the second quarter 2005 but were partially offset because certain Solutia produced intermediate chemicals previously supplied to the acrylic fibers operations were sold into the intermediates merchant market. In addition, sales volumes were negatively impacted in 2005 as a result of contract terminations in the intermediate chemicals business in 2004.

         The $25 million improvement in segment profit in comparison to the nine months ended September 30, 2004 resulted primarily from higher net sales, partially offset by higher raw material and energy costs of approximately $137 million. In addition, segment loss was affected by the aforementioned hurricanes experienced in the third quarter 2005. Although Solutia's manufacturing facilities did not suffer significant physical damage, the manufacturing facility in Alvin, Texas was forced to completely shut-down its operations ahead of Hurricane Rita as a precaution. Further, reduced availability of key raw material and energy sources affected the ability of certain plants to operate at normal production levels. As a result, Solutia has experienced significant costs involved in shutting down and restarting these operations, significant unabsorbed fixed costs and lost sales volumes. Furthermore, Solutia declared force majeure in late September 2005 for certain products within its Integrated Nylon segment as a result of the aforementioned raw material and utility supply limitations some of which are a result of force majeure declarations by certain of Solutia's suppliers. The duration of the force majeure period and the potential financial impact of this situation on Solutia are unknown at this time.

         Segment profit in the nine months ended September 30, 2005 also included reorganization items of $11 million comprised of $10 million principally due to the shut-down of the acrylic fibers operations and $1 million of other restructuring charges. The shut-down costs included $11 million of asset write-downs, $4 million of severance and retraining costs and $4 million of decontamination costs, partially offset by a $7 million gain from the reversal of the LIFO reserve associated with the inventory sold and/or written off as part of the business shut-down and a $2 million gain from the sale of certain acrylic fibers assets.

         Segment loss in the nine months ended September 30, 2004 was also affected by a hurricane experienced in the gulf region of the U.S. in 2004. In particular, segment loss in the nine months ended September 30, 2004 included $5 million of charges resulting from the impact of Hurricane Ivan at the Pensacola, Florida and Foley, Alabama plants involving primarily repairs and maintenance costs, as well as asset write-offs. In addition to these charges, segment loss in the nine months ended September 30, 2004 was affected by unabsorbed fixed costs and lost sales volumes as a result of temporarily shutting down certain manufacturing operations at the Pensacola and Foley plants due to Hurricane Ivan.

CORPORATE EXPENSES

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          -----------------
(dollars in millions)                                     2005         2004
                                                          ----         ----

Corporate Expenses....................................    $41          $ 67
                                                          ===          ====
Charges included in Corporate Expenses................    $(3)         $(31)
                                                          ===          ====

         The $26 million, or 39 percent, decrease in corporate expenses in comparison to the nine months ended September 30, 2004 was primarily a result of higher charges in 2004. Charges of $3 million and $31 million included in the nine months ended September 30, 2005 and 2004 results, respectively, resulted from various curtailment and settlement activities due to amendments to Solutia's various postretirement plans (as more fully described in Note 8 to the accompanying condensed consolidated financial statements). In addition, the nine months ended September 30, 2005 included a modest increase in legal costs, partially offset by the benefit of cost reduction measures taken in the second half of 2004.

EQUITY EARNINGS (LOSS) FROM AFFILIATES

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          -----------------
(dollars in millions)                                     2005         2004
                                                          ----         ----

Equity Earnings (Loss) from Affiliates not included
  in Reportable Segment Profit (Loss).................    $46          $(28)
                                                          ---          ----
Equity Earnings from Affiliates included in
  Reportable Segment Profit (Loss)....................    $ 2          $ --
                                                          ---          ----
Equity Earnings (Loss) from Affiliates................    $48          $(28)
                                                          ===          ====
     Gains (charges) included in Equity Earnings
       (Loss) from Affiliates.........................    $ 5          $(45)
                                                          ===          ====

         Equity earnings (loss) from affiliates improved by $74 million in comparison to the nine months ended September 30, 2004. This improvement was primarily a result of lower charges in 2005, as well as higher average selling prices, favorable product mix and improved manufacturing performance at both the Astaris and Flexsys joint ventures. In addition, the results for the nine months ended September 30, 2005 included a one-time, non-operational gain of $5 million incurred by the Flexsys joint venture. Included in the results for the nine months ended September 30, 2004 were $45 million of charges including $24 million in litigation related charges and $9 million of asset impairment and severance charges at the Flexsys joint venture, as well as $6 million in contract termination costs, $3 million in dismantling charges, $2 million of severance costs, and $1 million of asset impairments at the Astaris joint venture.

INTEREST EXPENSE

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          -----------------
(dollars in millions)                                     2005         2004
                                                          ----         ----

Interest Expense......................................    $64          $ 93
                                                          ===          ====
Charges included in Interest Expense..................    $--          $(25)
                                                          ===          ====

         The $29 million, or 31 percent, decrease in interest expense in 2005 in comparison to the nine months ended September 30, 2004 resulted principally from the write-off of unamortized debt issuance costs of $25 million in 2004.

REORGANIZATION ITEMS, NET

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          -----------------
(dollars in millions)                                     2005         2004
                                                          ----         ----

Reorganization Items, net.............................    $(35)        $(63)
                                                          ====         ====

         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the nine months ended September 30, 2005 included $37 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; a $29 million net gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded; $10 million of net charges for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; $10 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and $7 million of other reorganization charges primarily involving costs incurred with exiting the acrylic fibers operations.

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


INCOME TAX EXPENSE

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          -----------------
(dollars in millions)                                     2005         2004
                                                          ----         ----

Income Tax Expense ...................................    $19          $  7
                                                          ===          ====

         Solutia's income tax expense in the nine months ended September 30, 2005 and 2004 was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the nine months ended September 30, 2005 and 2004. Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances. See Note 13 of Solutia's 2004 Form 10-K for additional information concerning Solutia's deferred tax assets and changes in valuation allowances due to Solutia's Chapter 11 filing.

SUMMARY OF EVENTS AFFECTING COMPARABILITY

         In the nine months ended September 30, 2005 and 2004, certain events affecting comparability were recorded in Reorganization Items, net in the Condensed Consolidated Statement of Operations. A comparison of reorganization items for the three and nine months ended September 30, 2005 and 2004, respectively, is provided in the above Results of Operations section, as well as Note 2 to the accompanying condensed consolidated financial statements. Charges and gains recorded in the nine months ended September 30, 2005 and 2004 and other events affecting comparability recorded outside of reorganization items have been summarized in the table below (dollars in millions):

                                                         2005
                                           --------------------------------------------------------------------
                                            PERFORMANCE
                                            PRODUCTS AND      INTEGRATED        CORPORATE/
           INCREASE/(DECREASE)                SERVICES           NYLON            OTHER        CONSOLIDATED
----------------------------------------    ------------      ----------        ----------     ------------
IMPACT ON:
Cost of Goods Sold......................        $ 1               $--              $--             $ 1     (a)
                                                 --                --                3               3     (b)
                                           ----------------------------------------------------------------
OPERATING INCOME IMPACT.................         (1)               --               (3)             (4)
Equity earnings from affiliates.........         --                --                5               5     (c)
                                           ----------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.........        $(1)              $--              $ 2               1
                                           ================================================
Income tax impact.......................                                                            --     (d)
                                                                                                -----------
AFTER-TAX INCOME STATEMENT IMPACT.......                                                           $ 1
                                                                                                ===========

2005 CHARGES AND OTHER EVENTS
a) Restructuring costs related principally to severance and retraining costs ($1 million pre-tax and after-tax--see note (d) below).

b) Net pension and other postretirement benefit plan curtailments and settlements, as more fully described in Note 8 to the accompanying consolidated financial statements ($3 million pre-tax and after-tax--see note (d) below).

c) One-time, non-operational gain incurred by the Flexsys joint venture ($5 million pre-tax and after-tax--see note (d) below).

d) The above items are considered to have like pre-tax and after-tax impact, as the tax benefit realized from the charges is offset by the increase in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery as a result of the Chapter 11 filing.



                                                         2004
                                           --------------------------------------------------------------------
                                            PERFORMANCE
                                            PRODUCTS AND      INTEGRATED        CORPORATE/
           INCREASE/(DECREASE)                SERVICES           NYLON            OTHER        CONSOLIDATED
----------------------------------------    ------------      ----------        ----------     ------------
IMPACT ON:
Cost of Goods Sold......................       $ 16              $--              $  --           $  16     (e)
                                                 --               --                 24              24     (f)
                                                  2                5                 --               7     (g)
                                           -----------------------------------------------------------------
Total Cost of Goods Sold................         18                5                 24              47
Marketing...............................         --               --                  2               2     (f)
Administrative..........................         --               --                  3               3     (f)
Technological...........................         --               --                  2               2     (f)
                                           -----------------------------------------------------------------
OPERATING LOSS IMPACT...................        (18)              (5)               (31)            (54)
Equity loss from affiliates.............         --               --                (45)            (45)    (h)
Interest Expense........................         --               --                (25)            (25)    (i)
Loss on debt modification...............         --               --                (15)            (15)    (j)
                                           -----------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.........       $(18)             $(5)             $(116)           (139)
                                           ================================================
Income tax benefit impact...............                                                             (6)    (k)
                                                                                                 -----------
AFTER-TAX INCOME STATEMENT IMPACT.......                                                          $(133)
                                                                                                 ===========

2004 CHARGES AND OTHER EVENTS
e) Restructuring costs related principally to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including costs for decommissioning and dismantling activities, asset write-offs, future costs for non-cancelable operating leases, and severance and retraining costs ($16 million pre-tax and after-tax - see note (k) below).

f) Net pension and other postretirement benefit plan curtailments and settlements, as more fully described in Note 8 to the accompanying consolidated financial statements ($31 million pre-tax and after-tax--see note (k) below).

g) Losses incurred directly related to the hurricanes experienced in the U.S. in the third quarter 2004 resulting in the disruption of operations and property damage at Solutia's operations in the Integrated Nylon chain located principally in the Southeastern part of the U.S. and the CPFilms location in Martinsville, Virginia. These costs included primarily asset write-offs and repairs and maintenance costs ($7 million pre-tax and after-tax--see note (k) below).

h) The Flexsys and Astaris joint ventures, in each of which Solutia's has a fifty percent interest, incurred charges related to litigation matters and restructuring charges related to contract terminations, dismantling costs, asset impairments and severance charges ($45 million pre-tax and after-tax - see note (k) below).

i) Write-off of unamortized debt issuance costs related to the October 2003 and interim DIP credit facilities, both retired in January 2004 with proceeds from the final DIP facility ($25 million pre-tax and after-tax - see note (k) below).

j) Loss due to the modification of Solutia's Euronotes in January 2004 ($15 million pre-tax and $9 million after-tax).

k) With the exception of item (j) above, which relates to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact, as the tax benefit realized from the charges is offset by the increase in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery as a result of the Chapter 11 filing.

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

Financial Analysis

         Solutia utilized its existing cash on-hand to finance operating needs and capital expenditures during the first nine months of 2005. Cash used in operations was $2 million in the first nine months of 2005, a change of $7 million from $9 million used in operations for the comparable period of 2004. This change in cash used in operations was primarily attributable to working capital changes.

         Capital spending increased $19 million to $51 million in the first nine months of 2005, compared to $32 million in the same period in 2004. Expenditures during the first nine months of 2005 were used primarily to fund certain growth initiatives, as well as various capital improvements and certain cost reduction projects.

         Under the terms of the previously mentioned Astaris transaction, Solutia expects to receive net proceeds of up to $100 million, approximately $20 million of which will be deposited into escrow accounts. Distributions, if any, from the escrow accounts are expected to be received in 2006, subject to certain terms and conditions of the asset purchase agreement. Pursuant to the terms of its DIP financing facility, Solutia is permitted to retain approximately $30 million of the net proceeds of the Astaris sale. However, the lenders under the DIP financing facility have agreed to waive certain prepayment requirements in the DIP financing facility and allow Solutia to retain the entire proceeds of the Astaris sale. The waiver and other matters related thereto are subject to bankruptcy court approval. Solutia has filed a motion for approval of the waiver and the matters related thereto seeking a hearing before the bankruptcy court on November 17, 2005.

         Total debt of $1,218 million as of September 30, 2005, including $668 million subject to compromise and $550 million not subject to compromise, decreased by $35 million as compared to $1,253 million at December 31, 2004, including $668 million subject to compromise and $585 million not subject to compromise. This decrease in total debt resulted primarily from a decrease in the recorded amount of Solutia's Euronotes due to foreign currency translation changes in the first nine months of 2005. As a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of September 30, 2005, with the exception of its DIP credit facility and Euronotes.

         Solutia's working capital decreased by $13 million to $(16) million at September 30, 2005, compared to $(3) million at December 31, 2004. The change was principally due to lower cash on-hand as of September 30, 2005, which is primarily the result of increased capital spending.

         Solutia had a shareholders' deficit of $1,428 million at September 30, 2005 compared to a deficit of $1,444 million at December 31, 2004. The $16 million decrease in shareholders' deficit principally resulted from the $20 million of net income for the nine months ended September 30, 2005, partially offset by the $4 million increase in accumulated other comprehensive losses due primarily to currency translation adjustments.

         The weighted average interest rate on Solutia's total debt outstanding was approximately 8.6 percent at September 30, 2005 as compared to 9.0 percent at December 31, 2004. This decrease is primarily a result of the change in interest rates on the term loan component of Solutia's DIP facility in the second quarter 2005. While operating as a debtor-in-possession during the Chapter 11 proceedings, Solutia has ceased paying interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded during the first nine months of 2005 and 2004, was approximately $24 million.

         At September 30, 2005, Solutia's total liquidity was $208 million in the form of $126 million of availability under the final DIP credit facility and approximately $82 million of cash on-hand, of which $76 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings. At December 31, 2004, Solutia's total liquidity was $246 million in the form of $131 million of availability under the final DIP credit facility and approximately $115 million of cash on-hand, of which $65 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings.

CONTINGENCIES

         See Note 7 to the accompanying condensed consolidated financial statements for a summary of Solutia's contingencies as of September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         There have been no material changes in market risk exposures during the nine months ended September 30, 2005 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on page 30 of Solutia's Form 10-K for the year-ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

         As of the end of the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. There were no changes in Solutia's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Solutia's internal controls over financial reporting.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings in Solutia Bankruptcy Case
--------------------------------------------

         As described in Solutia's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "First Quarter 10-Q") and Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Second Quarter 10-Q"), on
March 7, 2005, the Official Committee of Equity Security Holders (the
"Equity Committee") in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and an objection to the proofs of claim filed by Monsanto and Pharmacia in Solutia's bankruptcy case and on May 24, 2005 Pharmacia and Monsanto filed a motion to dismiss the complaint, or in the alternative, to stay the adversary proceeding, which was not adjudicated by the bankruptcy court but rather taken under advisement to be addressed in the future. On August 4, 2005, Solutia filed with the bankruptcy court a Statement of Reservation of Rights in response to the Equity Committee's complaint, expressing Solutia's view that the issues and disputes raised by the Equity Committee would be resolved through the process of confirmation of Solutia's Plan or Reorganization.

Flexsys Related Litigation
--------------------------

         Solutia's 2004 Form 10-K, First Quarter 10-Q and Second Quarter 10-Q described 23 class actions filed in various state courts against Flexsys, a 50/50 joint venture between Solutia and Akzo Nobel N.V, and other producers of rubber chemicals. Solutia is only named as a defendant in one of these cases, David Pearman and Pearman Agri Services, Inc. v Akzo Nobel Chemicals, Inc., et. al., pending in the Circuit Court for Claiborne County, Tennessee, which was automatically stayed as against Solutia. The plaintiffs in 20 of these cases seek damages under state law on behalf of all retail purchasers of tires in that state since as early as 1994; plaintiffs in the other three cases seek damages under state law on behalf of all purchasers of any product containing rubber chemicals, including tires. Eleven of the cases remain pending at the trial level in procedural stages or are pending on appeal following dismissal as to Flexsys by the trial court on procedural grounds. The remaining cases have been dismissed voluntarily by plaintiffs or by the trial court on procedural grounds and are not on appeal.

         Solutia's 2004 Form 10-K and Second Quarter 10-Q also described class actions filed in the Provinces of Quebec and Ontario, Canada, against Flexsys and a number of other companies producing rubber chemicals alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. In August 2005 Solutia became aware of a case filed in British Columbia, Canada against Flexsys and the other rubber chemical producers alleging the same claims as the Quebec and Ontario cases and seeking unspecified damages under a variety of theories on behalf of all purchasers of products containing rubber chemicals in British Columbia. No responses are yet due nor have any been filed by defendants in any of these cases. Solutia is not a defendant in any of these cases.

Other Legal Proceedings
-----------------------

         Solutia's 2004 Form 10-K, First Quarter 10-Q and Second Quarter 10-Q described a class action captioned Dickerson v. Feldman, et al., which was filed in the U.S. District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee, alleging breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA") and seeking to recover alleged losses in the Solutia Inc. Savings and Investment Plan ("SIP") arising from the alleged imprudent investment of SIP assets in Solutia's common stock during the period from December 16, 1998 through the date the action was filed. Solutia was not named as a defendant, but the plaintiff in Dickerson filed a proof of claim for $269 million against Solutia in the U.S. Bankruptcy Court for the Southern District of New York. On September 1, 2005, the plaintiff filed an amended proof of claim against Solutia solely to raise the purported amount of its claim to $290 million. On September 7, 2005 the plaintiff filed a motion in the U.S. Bankruptcy Court for the Southern District of New York seeking leave to file a single proof of claim against Solutia on behalf of all members of the class.

         Competition authorities in Belgium and several other European countries are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates ("BBP").

One of the BBP producers under investigation by the Belgian Competition Authority ("BCA") is Ferro Belgium sprl, the European subsidiary of Ferro Corporation. Ferro's BBP business in Europe was purchased from Solutia Inc. in 2000. Solutia received an indemnification notice from Ferro and has exercised its right, pursuant to the purchase agreement relating to Ferro's acquisition of the BBP business from Solutia, to assume and control the defense of Ferro in proceedings relating to these investigations. On July 7, 2005, the BCA issued a Statement of Objections regarding its BBP investigation in which Solutia Europe S.A/N.V., a European subsidiary of Solutia, along with Ferro and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000. Solutia Inc. is not named as a party under investigation in the Statement of Objections. Solutia's written comments to the Statement of Objections were submitted on August 31, 2005 and presented at an oral hearing before the BCA on September 6, 2005. A Reasoned Report to be submitted by the investigator to the BCA has not yet been received. Solutia is fully cooperating with the BCA in this investigation.

         On October 12, 2005 an action, captioned Davis, et. al. v.
Solutia, Inc. Employees' Pension Plan, was filed in the U.S. District Court for the Southern District of Illinois against the Solutia Employees' Pension Plan (the "Plan") by a class of participants in the Plan who allege that the method of calculating their benefits under the Plan was unlawful. Specifically, the Davis plaintiffs allege that the Plan violated ERISA by reducing their accrued benefit as a result of the attainment of a certain age, reducing their rate of benefit accrual because of the attainment of a certain age, computing benefits in an unlawful method and, finally, by "backloading" benefits resulting in accruals occurring slowly over time so that very little of the accrued benefit is vested prior to the attainment of age 65. None of the Debtors has been named as a defendant in this case.

ITEM 5. OTHER INFORMATION

         On October 19, 2005, Solutia Inc. ("Solutia") received Bankruptcy Court approval of Solutia's entry into an Asset Purchase Agreement, dated as of September 1, 2005 (the "Purchase Agreement"), among Solutia, a Delaware corporation, FMC Corporation, a Delaware Corporation ("FMC"), Astaris LLC, a Delaware limited liability company ("Astaris"), Israel Chemicals Limited, an Israeli corporation ("ICL") and ICL Performance Products Holding, Inc., a Delaware corporation and wholly-owned subsidiary of ICL ("Buyer"), for the sale, assignment and transfer by Astaris to Buyer, or certain other affiliates of ICL, of substantially all of the operating assets, other than certain excluded assets, used in the business of Astaris and for the assumption by Buyer of specified liabilities of Astaris. The sale pursuant to the Purchase Agreement (the "Closing") was completed on November 4, 2005.

         In connection with the Closing, Solutia entered into a long-term toll manufacturing agreement, dated November 4, 2005 (the "Toll Agreement"), between Solutia and Phosphorus Derivatives Inc., an affiliate of ICL. At the time Astaris was formed in 2000, Solutia contributed to Astaris a facility at its W.G. Krummrich plant in Sauget, Illinois that manufactures P2 S5 (the "Sauget P2 S5 Facility"). Since the formation of Astaris, Astaris has owned and Solutia has operated the Sauget P2 S5 Facility. The Sauget P2 S5 Facility is excluded from the assets being sold to Buyer under the Purchase Agreement and was transferred from Astaris back to Solutia effective upon closing of the Purchase Agreement, as provided under the Owners Agreement. Under the Toll Agreement, Solutia will continue to manufacture, package and supply P2 S5 exclusively for Buyer at the Sauget P2 S5 Facility from raw materials and packaging provided by Buyer. The Toll Agreement provides for economic terms that are no less favorable to Solutia than those under the lease and operating agreement between Solutia and Astaris pursuant to which Solutia previously operated the Sauget P2 S5 Facility exclusively for Astaris.

         The description of the Toll Agreement contained herein sets forth a brief summary of certain terms of the Toll Agreement that may be material to Solutia. However, this description does not purport to be complete and is qualified in its entirety by reference to the specific terms of the Toll Agreement. A copy of the Toll Agreement is attached hereto as Exhibit 10.2.

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


                                        SOLUTIA INC.
                                        --------------------------
                                        (Registrant)


                                        /s/ TIMOTHY J. SPIHLMAN
                                        -----------------------------------
                                        (Vice President and Controller)
                                        (On behalf of the Registrant and as
                                        Principal Accounting Officer)





Date: November 9, 2005

                                EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.1 Asset Purchase Agreement by and among FMC Corporation, Solutia Inc., Astaris LLC, Israeli Chemicals Limited and ICL Performance Products Holding Inc. dated as of September 1, 2005

10.2 Toll Manufacturing Agreement by and between Solutia Inc. and Phosphorus Derivatives Inc. dated November 4, 2005

10.3 Owners Agreement by and between Solutia Inc. and FMC Corporation dated as of September 1, 2005

10.4 Amendment No. 3 to the $525,000,000 Debtor-in-Possession Financing Agreement dated January 16, 2004 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to Solutia's Form 8-K filed July 27, 2005)

10.5 Agreement by and between Solutia Inc. and James R. Voss, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to Solutia's Form 10-Q for the quarter ended June 30, 2005)

10.6 Agreement by and between Solutia Inc. and Jonathon P. Wright, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.2 to Solutia's Form 10-Q for the quarter ended June 30, 2005)

11 Omitted--Inapplicable; see "Condensed Consolidated Statement of Operations" on page 1

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