Form 10-K
period 2005-12-31
SOLUTIA INC
filed 2006-03-15
CIK 1043382

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-K

(Mark One)
    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2005
                         ---------------------------------------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                   to
                                  -----------------    ---------------

    Commission file number    001-13255
                          -------------------------------------------------

                                SOLUTIA INC.
      ---------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  Delaware                                   43-1781797
    --------------------------------------         ---------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

 575 Maryville Centre Drive, P.O. Box 66760, St. Louis, Missouri 63166-6760
 --------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code: (314) 674-1000

  Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------
          None                                         None

  Securities registered pursuant to section 12(g) of the Act:
                             Title of each class
                             -------------------
                         $.01 par value Common Stock
                       Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is required to file reports
pursuant to Section 13 or 15(d) of the Act.  [X] Yes     [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act). [ ] Yes     [X] No

The aggregate market value of the registrant's common stock held by non-affiliates, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2005, based upon the value of the last sales price of these shares as quoted on the OTC Bulletin Board, was approximately $61.6 million.

NOTE.--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 104,459,578 shares of common stock, $.01 par value, outstanding as of the close of business on February 28, 2006.

            CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

         Solutia makes statements in this Annual Report on Form 10-K that are considered forward-looking statements under the federal securities laws. Solutia considers all statements regarding anticipated or future matters, including the following, to be forward-looking statements:

     o future effects from Solutia's filing for Chapter 11 protection which occurred on December 17, 2003;

     o Solutia's expected future financial position, liquidity, results of operations, profitability and cash flows;

     o   financing plans;

     o   competitive position;

     o   business strategy;

     o   budgets;

     o   projected cost reductions;

     o   results of litigation;

     o   plans and objectives of management for future operations;

     o   contractual obligations;

     o   off-balance sheet arrangements;

     o   growth opportunities for existing products and services;

     o   price increases;

     o   benefits from new technology; and

     o effect of changes in accounting due to recently issued accounting standards.

         These statements are not guarantees of Solutia's future performance. They represent Solutia's estimates and assumptions only on the date it made them. There are risks, uncertainties and other important factors that could cause Solutia's actual performance or achievements to be materially different from those it may project. These risks, uncertainties and factors include:

     o Solutia's ability to develop, confirm and consummate a Chapter 11 plan of reorganization;

     o   Solutia's ability to reduce its overall leveraged position;

     o the potential adverse impact of Solutia's Chapter 11 filing on its operations, management and employees, and the risks associated with operating businesses under Chapter 11 protection;

     o Solutia's ability to comply with the terms of its debtor-in-possession ("DIP") financing facility or to increase, extend or refinance that facility;

     o   customer and vendor response to Solutia's Chapter 11 filing;

     o   general economic, business and market conditions;

     o   currency fluctuations;

     o   interest rate fluctuations;

     o   price increases or shortages of raw materials and energy;

     o   disruption of operations;

     o exposure to product liability and other litigation, environmental remediation obligations and other environmental liabilities;

     o lower prices for Solutia's products or a decline in Solutia's market share due to competition or price pressure by customers;

     o   ability to implement cost reduction initiatives in a timely manner;

     o   ability to divest existing businesses;

     o   efficacy of new technology and facilities;

     o   limited access to capital resources;

     o   changes in U.S. and foreign laws and regulations;

     o   geopolitical instability; and

     o changes in pension and other post-retirement benefit plan assumptions.

                                   PART I

ITEM 1. BUSINESS

OVERVIEW

         Solutia, Inc., together with its subsidiaries ("Solutia" or the "Company"), is a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications. Solutia is reporting its business under two segments: Performance Products and Services and Integrated Nylon.

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

     o Solutia's LLUMAR(R), VISTA(R), GILA(R) and FORMULA ONE(R) brands of window films are custom coated and used primarily for aftermarket automotive and architectural applications. LLUMAR(R) and VISTA(R) window films are marketed to the professional aftermarket automotive and architectural applications, GILA(R) is marketed to the do-it-yourself retail market and FORMULA ONE(R) high performance automotive films are marketed in the custom automotive market.

     o Solutia's DEQUEST(R) water treatment phosphonates are used to enhance water quality for industrial and domestic use.

     o Solutia's THERMINOL(R) heat transfer fluids are used in solar power systems and for indirect heating or cooling of chemical processes.

     o Solutia's SKYDROL(R) brand aviation hydraulic fluids and SKYKLEEN(R) brand of aviation solvents are supplied across the aviation industry.

     o Solutia's plastic products include entrance matting and automotive spray suppression flaps sold under the brands ASTROTURF(R), CLEAN MACHINE(R), and CLEARPASS(R).

     o Solutia's Carbogen and AMCIS business provides leading pharmaceutical companies with pharmaceutical development expertise, including process research and manufacturing services.

         Solutia's Integrated Nylon segment comprises an integrated family of nylon products.

     o Solutia's chemical intermediates are used internally as feedstock for fiber and resins production and also are sold on the merchant market.

     o Solutia's VYDYNE(R) and ASCEND(R) nylon polymers are sold to the engineered thermoplastic, apparel, textile and industrial fiber markets.

     o Solutia's fibers are sold into carpet and industrial markets. Carpet fibers are sold under the WEAR-DATED(R) brand for residential carpet and the ULTRON(R) brand for commercial carpet, as well as under private labels.

     Solutia was incorporated in Delaware in April 1997 to hold most of the chemical businesses of the former Monsanto Company, now known as Pharmacia Corporation, a wholly owned subsidiary of Pfizer Inc. ("Pharmacia"). On September 1, 1997, Pharmacia spun off Solutia (the "Solutia Spinoff") by distributing Solutia's shares as a dividend to its stockholders. Solutia became an independent publicly held company as a result of the spinoff.

CHAPTER 11 PROCEEDINGS

         On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the "Chapter 11 Cases"). The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

         The filing was made to restructure Solutia's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and to reduce costs, in order to allow Solutia to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the "Legacy Liabilities") and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs have been an obstacle to Solutia's financial stability and success.

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

         On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a $525 million DIP credit facility. This DIP facility consists of (i) a $50 million multiple draw term loan; (ii) a $300 million single draw term loan, which was drawn in full on the effective date of the facility; and (iii) a $175 million borrowing-based revolving credit facility, which includes a $150 million letter of credit subfacility. The DIP credit facility was subsequently amended on March 1, 2004 and July 20, 2004. A third amendment was entered into on June 1, 2005, with bankruptcy court approval. The third amendment reduced the interest rate on the term loan component of the DIP facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or
8.0 percent, extended the maturity date of the current facility to June 19, 2006 from the previous December 19, 2005 maturity date, and made other minor modifications. For additional information regarding the DIP financing, see "Management's Discussion and Analysis" in Item 7 below and Note 15 to the accompanying consolidated financial statements. Solutia is currently in the process of amending its DIP facility, as described under "Recent Developments," below.

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

          On February 14, 2006, the Debtors filed with the Bankruptcy Court their Joint Plan of Reorganization (the "Plan") and Disclosure Statement (the "Disclosure Statement"). The Plan and Disclosure Statement along with the Relationship Agreement (as defined below) and Retiree Settlement Agreement, entered into among Solutia, the official committee of unsecured creditors and official committee of retirees appointed in the Chapter 11 Cases, Monsanto, certain retirees and the other parties thereto (the "Retiree Settlement"), set forth the terms of a global settlement (the "Global Settlement") between Solutia, the Official Committee of Unsecured Creditors in the Debtors' Chapter 11 Cases (the "Unsecured Creditors' Committee"), Monsanto Company ("Monsanto") and Pharmacia. The Global Settlement provides for, among other things, the reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and the treatment various constituencies in the Chapter 11 Cases will receive under the Plan. The Disclosure Statement contains a description of the events that led up to the Debtors' bankruptcy filings, the actions the Debtors' have taken to improve their financial situation while in bankruptcy and a current description of the Debtors' businesses. The reallocation of liabilities between Solutia and Monsanto is set forth in a Relationship Agreement (the "Relationship Agreement") to be entered into between Solutia and

Monsanto upon confirmation of the Plan. The Relationship Agreement was filed with the Bankruptcy Court on February 14, 2006 as an exhibit to the Plan.

         Solutia also issued a press release on February 14, 2006 announcing the filing of the Plan and Disclosure Statement with the Bankruptcy Court. The press release was furnished to the Securities and Exchange Commission in a Form 8-K filing on February 14, 2006. The Plan including the Relationship Agreement and Retiree Settlement Agreement, and the Disclosure Statement were furnished as exhibits to a Form 8-K filed on February 21, 2006.

         The Plan, which incorporates the Relationship Agreement and Retiree Settlement, is subject to approval by the Bankruptcy Court and the approval of other constituencies in accordance with the Bankruptcy Code as well as various other conditions and contingencies, some of which are not within the control of Solutia, and therefore are subject to change and are not binding upon any party. The Disclosure Statement remains subject to change pending a hearing in the Bankruptcy Court to consider the legal adequacy of the Disclosure Statement. Once the Disclosure Statement is approved by the Bankruptcy Court, it will be distributed to all constituencies entitled to vote on the Plan. Solutia cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court, or any disclosure statement ultimately approved by the Bankruptcy Court, will be consistent with the terms of the Plan and Disclosure Statement. A hearing to approve the Disclosure Statement is expected be held before the Honorable Prudence Carter Beatty, United States Bankruptcy Judge, in Room 701 of the Bankruptcy Court, Alexander Hamilton Custom House, One Bowling Green, New York, New York, 10004-1408, on May 1, 2006 at 11:00 a.m. (prevailing Eastern
Time), or as soon thereafter as the Debtors may be heard.

         If confirmed, the Plan will provide Solutia with significant relief from the Legacy Liabilities it was required to assume in the Solutia Spinoff. These Legacy Liabilities included: (1) retiree medical, retiree life insurance and retiree disability benefits ("Retiree Welfare Benefits") for those individuals who retired or became disabled prior to the Solutia Spinoff ("Pre-Spin Retirees"); (2) environmental remediation costs related to activities of the chemicals business of Pharmacia that occurred prior to the Solutia Spinoff; and (3) toxic tort litigation costs relating to chemical exposure associated with the activities of Pharmacia that occurred prior to the Solutia Spinoff.

         Under the Plan, Solutia would emerge from bankruptcy as an independent publicly held company ("reorganized Solutia"). The Plan provides for $250 million of new investment in a reorganized Solutia. This new investment will be in the form of a rights offering to certain unsecured creditors, who will be given the opportunity to purchase 22.7 percent of the common stock in the reorganized company. Monsanto will backstop the rights offering, meaning it will commit to purchase up to the entire $250 million of stock, making up for any amount of the rights offering left unsubscribed by the unsecured creditors.

         Of this $250 million new investment, $175 million will be set aside in a Voluntary Employees' Beneficiary Association ("VEBA") Retiree Trust to fund the Retiree Welfare Benefits for those Pre-Spin Retirees who receive these benefits from Solutia, and $50 million will be used to fund Solutia's environmental remediation commitments in Anniston, Alabama and Sauget, Illinois, as described below. The remaining $25 million will be available for Solutia to pay any of the Legacy Liabilities that it is retaining.

         Under the Plan and Relationship Agreement, as between Monsanto and Solutia, Monsanto will be responsible for all current and future tort litigation costs arising from Pharmacia's chemical business prior to the Solutia Spinoff, including litigation arising from exposure to PCBs and other chemicals. In addition, Monsanto will accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility as part of the Solutia Spinoff but which were never owned or operated by Solutia. This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto will share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. Under this cost-sharing mechanism, the first $50 million will be paid from the proceeds of the rights offering (as described above), Monsanto would pay the next $50 million (less amounts it has paid for remediation at these sites during the Chapter 11 Cases, which totaled over $30 million as of January 31, 2006), Solutia would be responsible for the next $325 million in costs, and any further costs would be shared equally between Solutia and Monsanto. Under certain circumstances, Solutia would be able to defer paying a portion of its shared responsibility with respect to the Anniston and Sauget sites in excess of $30 million in any calendar year, up to $25 million in the aggregate. Any deferred amounts would be paid by Monsanto, but subject to repayment by Solutia at a later date. The Plan and Relationship Agreement provide that Solutia will continue to pay its annual installment and education fund obligations relating to the August 2003 Anniston polychlorinated biphenyls ("PCBs") settlement and education fund obligations relating to the Anniston Partial Consent Decree (as described on page 21 hereof).

         The Plan incorporates the terms of the Retiree Settlement Agreement, which was negotiated with the Official Retirees Committee, which represents more than 23,000 former employees of Pharmacia and Solutia and their dependents.

Although the Retiree Settlement Agreement includes benefit modifications, the Plan, through the $175 million from the rights offering that will be set aside into the VEBA Trust, provides significant current funding which will greatly improve Solutia's ability to meet these benefit obligations going forward. Under the Retiree Settlement Agreement, retirees will retain their company-provided medical benefits, although the cost to retirees for such benefits will increase. Most retirees will retain their company-provided life insurance benefits, although some will experience a modification in the benefit provided. The settlement also maintains Solutia's rights according to a separate 2001 settlement and a post-settlement retiree medical plan, under which Solutia intends to make certain changes effective January 1, 2007, including the elimination of company-provided medical benefits for certain groups of retirees that also are eligible for Medicare coverage.
In total, Solutia anticipates the Retiree Settlement Agreement, along with other fresh start accounting adjustments, will result in the reduction of its other post-employment liability by approximately $150 million at the time of emergence.

         In consideration of the benefit modifications being accepted by retirees pursuant to the Retiree Settlement Agreement, the Plan contemplates that the retirees will receive an unsecured claim for $35 million in Solutia's bankruptcy case. The common stock in the reorganized Solutia received on account of this claim would be deposited in the VEBA Trust and used to pay Retiree Welfare Benefits. This would be in addition to the $175 million contributed to the VEBA Trust from the proceeds of the rights offering. The VEBA Trust would be a bankruptcy-remote entity and would be managed by an independent trustee.

         The Plan also provides for the assumption and extension of certain commercial and operating agreements between Solutia and Monsanto. The Plan seeks a release for Monsanto and Pharmacia from certain pre-Solutia Spinoff liabilities, including those related to Retiree Welfare Benefits.

         In the Disclosure Statement, Solutia currently estimates that the amount of allowed general unsecured claims in its Chapter 11 case will be approximately $0.8 billion to $1.0 billion, the enterprise value of a reorganized Solutia will be approximately $2.0 billion to $2.3 billion and the reorganization equity value of Solutia will be approximately $0.7 billion to $1.1 billion. However, these amounts are estimates and it is possible that the actual general unsecured claims pool, enterprise value and equity value of a reorganized Solutia will be outside of these estimated ranges.

         The Plan contains details regarding how the claims of each class of creditors and interest holders will be treated. The Plan provides for pay-off of Solutia's secured debt and debtor-in-possession financing from an exit financing package to be arranged by Solutia and does not require termination of Solutia's pension plans. In consideration for its contributions under the Plan, resolution of its claim in the Chapter 11 Cases and the settlement of ongoing and potential litigation, among other things, Monsanto will receive common stock in a reorganized Solutia. If Monsanto is required to make the full new money investment under the rights offering, Monsanto's equity interest in reorganized Solutia is expected to range from approximately 45 percent to 49 percent, depending on the actual amount of allowed general unsecured claims. The holders of allowed general unsecured claims would receive the remainder of the common stock in reorganized Solutia, as described below.

         Based on the mid-point of the equity value of reorganized Solutia described above, the Plan provides for distributions of common stock in a reorganized Solutia to holders of allowed unsecured claims in an amount estimated at between 48 percent and 56 percent of their allowed claims. However, this is only an estimated range of recoveries. Solutia is unable to predict precisely what recovery the Plan will provide to these holders of unsecured claims or how any potential modifications to the Plan will impact these recoveries. Therefore, actual recoveries may be materially different from these estimates. Furthermore, the equity interests received by holders of allowed unsecured claims will be subject to dilution as a result of the incentive stock option plan that is expected to be adopted by Solutia pursuant to the Plan. The ultimate ownership interests in the reorganized Solutia held by Monsanto and other holders of unsecured claims will depend on, among other factors, the amount of allowed unsecured claims in the bankruptcy case and the number of rights exercised by unsecured creditors in the rights offering.

         The Plan does not provide for distributions to the holders of Solutia's existing equity. Solutia's existing shares of common stock, as well as options and warrants to purchase its common stock, would be cancelled and holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, would receive no consideration for that stock or those options and warrants. Although the Plan does not provide for any distributions to holders of Solutia's existing equity, the Official Committee of Equity Security Holders in Solutia's bankruptcy case has filed a complaint against Pharmacia and Monsanto, and an objection to the proofs of claim filed by Monsanto and Pharmacia in Solutia's bankruptcy, arguing that holders of Solutia's existing equity are entitled to some form of distribution.

         In order to exit Chapter 11 successfully, Solutia must propose and obtain confirmation by the bankruptcy court of a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. As provided by the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The bankruptcy court has subsequently approved several extensions of the exclusivity period, the most recent of which is set to expire on April 10, 2006. Although Solutia expects to receive further extensions of the exclusivity period, no assurance can be given that any such future extension requests will be granted by the bankruptcy court. Moreover, although Solutia has filed the Plan which provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that the Plan, or any other plan of reorganization, will be confirmed by the bankruptcy court or that any such plan will be implemented successfully.


RECENT DEVELOPMENTS

         On February 22, 2006, Jeffry N. Quinn, Solutia's President and
Chief Executive Officer, was elected by the board of directors as Chairman of the Board of Solutia. In connection with Mr. Quinn's election as Chairman of the Board, Paul H. Hatfield was named as the lead non-employee director.

         Solutia announced in February 2006 that it received a fully underwritten commitment for $825 million of debtor-in-possession ("DIP") financing, maturing March 31, 2007. This represents a $300 million increase and more than a nine-month extension over Solutia's current DIP financing. The increased availability under the DIP financing provides Solutia with additional liquidity for operations and the ability to fund mandatory pension payments that are coming due in 2006. The DIP financing can be repaid by Solutia at any time without prepayment penalties. The Bankruptcy Court entered an order approving this amendment on March 14, 2006.

         On March 1, 2006, pursuant to a stock purchase agreement among Solutia, Vitro S.A. de C.V. ("Vitro") and Vitro Plan, a wholly-owned subsidiary of Vitro, Solutia completed the acquisition of Vitro Plan's entire 51 percent stake in Quimica (originally formed in 1996 as a joint venture between Vitro, Vitro Plan, and Solutia) for approximately $20 million in cash. As a result of this agreement, Solutia became the sole owner of Quimica and its plastic interlayer plant located in Puebla, Mexico. Pursuant to the purchase agreement, Solutia and Vitro Plan (or its affiliates) also entered into supply agreements under which Solutia will provide Vitro and certain of its affiliates with 100 percent of their requirements for most SAFLEX(R) plastic interlayer products for up to five years.


SEGMENTS; PRINCIPAL PRODUCTS

Solutia's reportable segments are:

     o   Performance Products and Services; and

     o   Integrated Nylon.

     The tabular and narrative information contained in Note 23 to the accompanying consolidated financial statements appearing on pages 103 and 104 is incorporated by reference into this section.

Performance Products and Services Segment

-------------------------------------------------------------------------------------------------------------------------------
Major End-Use                                      Major End-Use         Major             Major Raw
Markets                   Major Products           Products &            Competitors       Materials           Major Plants
                                                   Applications                                                (a)
-------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND HOME     Polyvinyl butyral for    Products to           DuPont;           Butyraldehyde;      Ghent, Belgium;
FURNISHINGS               KEEPSAFE(R) and KEEPSAFE increase the          Kuraray;          ethanol; polyvinyl  Martinsville, VA;
                          MAXIMUM(R) laminated     safety, security,     Sekisui; 3M;      alcohol; vinyl      Springfield, MA;
                          window glass; VANCEVA(R) sound attenuation,    Madico            acetate monomer;    Trenton, MI
                          films; LLUMAR(R) and     energy efficiency                       polyester film
                          VISTA(R) professional    and ultraviolet
                          window films and GILA(R) protection of
                          retail window films      architectural glass
                                                   for residential and
                                                   commercial
                                                   structures;
                                                   after-market films
                                                   for solar control,
                                                   security and safety
-------------------------------------------------------------------------------------------------------------------------------
                          ASTROTURF(R) and         Entrance matting      Sanddud;          Polyethylene        Ghent, Belgium;
                          CLEAN                                          Baltplast;                            St. Louis, MO
                          MACHINE(R)                                     Time Packaging
                          door mats
-------------------------------------------------------------------------------------------------------------------------------
VEHICLES                  SAFLEX(R) plastic        Products to           DuPont;           Butyraldehyde;      Ghent, Belgium;
                          interlayer for           increase the          Sekisui;          ethanol;            Martinsville,
                          windshields and for      safety, security,     Bekaert,          polyvinyl           VA; Puebla,
                          side, roof and rear      sound attenuation     Johnson           alcohol; vinyl      Mexico;
                          windows of vehicles;     and ultraviolet       Laminating;       acetate monomer;    Springfield, MA;
                          VANCEVA(R) plastic       protection of         Garware           polyester film      Trenton, MI
                          interlayer and films;    automotive glass
                          LLUMAR(R),               and give vehicles a
                          FORMULAONE               custom appearance
                          PERFORMANCE AUTOMOTIVE
                          FILMS(R) and GILA(R)
                          retail window films
-------------------------------------------------------------------------------------------------------------------------------
                          CLEAR PASS(R) spray      Spray suppression     Fichet; Wegu;     Polyethylene        Ghent, Belgium;
                          suppression systems      systems for trucks    Austi; Ex-Spray
-------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL APPLICATIONS   Metallized films;        Window films;         3M; ATI;          Polyester film      Martinsville, VA;
AND ELECTRONICS           sputtered films;         tapes; automotive     Intellicoat;                          Runcorn, U.K.
                          release liners and       badging; optical      Mitsubishi
                          deep-dyed films          and colored
                                                   filters; shades;
                                                   reprographics;
                                                   packaging
-------------------------------------------------------------------------------------------------------------------------------
                          Performance films;       Computer              Bekaert; OCLI;    Polyester film;     Canoga Park,
                          conductive and           touch-screens;        Southwall         Indium tin;         CA; Martinsville,
                          anti-reflective coated   electroluminescent                      precious metals     VA; Runcorn, U.K.
                          films                    displays for
                                                   hand-held
                                                   electronics and
                                                   watches; cathode
                                                   ray tube and LCD
                                                   monitors
-------------------------------------------------------------------------------------------------------------------------------
                          DEQUEST(R) water         Industrial water      Bayer; Rhodia     Phosphorus          Newport, Wales
                          treatment chemicals      treatment;                              trichloride         (U.K.)
                                                   detergents;
                                                   cleaners; oil field
                                                   chemicals
-------------------------------------------------------------------------------------------------------------------------------
CAPITAL EQUIPMENT         THERMINOL(R) heat        Heat transfer fluids  Dow Chemical Co.  Benzene; phenol     Alvin, TX;
                          transfer fluids                                                                      Anniston, AL;
                                                                                                               Newport, Wales
                                                                                                               (U.K.)
-------------------------------------------------------------------------------------------------------------------------------
AVIATION/                 SKYDROL(R) aviation      Hydraulic fluids      ExxonMobil        Phosphate           Anniston, AL;
TRANSPORTATION            hydraulic fluids;        for commercial                          esters              St. Louis, MO
                          SKYKLEEN(R) aviation     aircraft;
                          solvents                 environmentally
                                                   friendly solvents
                                                   for aviation
                                                   maintenance
-------------------------------------------------------------------------------------------------------------------------------
PHARMACEUTICALS           Services for process     New pharmaceuticals   Albany                                Aarau and
                          research and                                   Molecular                             Bubendorf,
                          development, scale-up                          Research;                             Switzerland
                          manufacturing and                              Evotec;
                          small-volume licensed                          Pharma-Eco;
                          production                                     Rhodia ChiRex
-------------------------------------------------------------------------------------------------------------------------------

(a) Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes. The major products may pass through other of Solutia's plants prior to the final sale to customers.






Integrated Nylon Segment

-------------------------------------------------------------------------------------------------------------------------------
Major End-Use                                      Major End-Use         Major             Major Raw
Markets                   Major Products           Products &            Competitors       Materials           Major Plants
                                                   Applications                                                (a)
-------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND          Nylon carpet             WEAR-DATED(R)         Invista; Shaw     Adipic acid;        Foley, AL;
HOME FURNISHINGS          staple; nylon bulk       residential and       Industries;       hexamethylenedia-   Greenwood, SC;
                          continuous               ULTRON(R)             Rhodia            mine                Pensacola, FL
                          filament; ASCEND(R)      commercial
                          nylon polymer            carpet;
                                                   non-woven
                                                   reinforcement
                                                   and linings
-------------------------------------------------------------------------------------------------------------------------------
PERSONAL PRODUCTS         ASCEND(R) nylon          Knit apparel;         Invista; Rhodia;  Adipic acid;        Greenwood, SC;
                          polymer                  half-hose;            Radici            hexamethylenedia-   Pensacola, FL
                                                   active wear;                            mine
                                                   apparel; dental
                                                   floss; intimate
                                                   apparel
-------------------------------------------------------------------------------------------------------------------------------
VEHICLES                  Nylon filament;          Tires; airbags;       Acordis; BASF;    Adipic acid;        Greenwood, SC;
                          VYDYNE(R) nylon          automotive            DuPont; Invista;  hexamethylenedia-   Pensacola, FL;
                          molding resins;          interior,             Rhodia            mine                Foley, AL
                          ASCEND(R) nylon          exterior and
                          polymer                  under-the-hood
                                                   molded parts
-------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL                ASCEND(R) nylon          Conveyer belts;       Kordsa; Invista;  Propylene;          Decatur, AL;
APPLICATIONS              polymer;                 nylon film            Shenma            natural gas;        Greenwood, SC;
                          industrial nylon         cooking bags;                           cyclohexane;        Pensacola, FL
                          fiber                    specialized food                        ammonia
                                                   packaging;
                                                   sewing thread;
                                                   backpacks; cots;
                                                   tents
-------------------------------------------------------------------------------------------------------------------------------
INTERMEDIATE              Adipic acid;             Nylon and             Asahi Chemical;   Propylene;          Alvin, TX;
CHEMICALS                 hexamethylenediamine;    acrylic fiber;        Invista;          natural gas;        Decatur, AL;
                          acrylonitrile            nylon and ABS         Rhodia; BASF;     cyclohexane;        Pensacola, FL
                                                   plastics;             Ineos             ammonia
                                                   synthetic
                                                   resins;
                                                   synthetic
                                                   lubricants;
                                                   paper chemicals;
                                                   plasticizers
-------------------------------------------------------------------------------------------------------------------------------

(a) Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes. The major products may pass through other of Solutia's plants prior to the final sale to customers.

PRINCIPAL EQUITY AFFILIATES

         As of December 31, 2005, Solutia participated in one principal joint venture, Flexsys Group, comprised of interests in Flexsys Holding B.V., Flexsys America L.P. and Flexsys Rubber Chemicals Ltd. (collectively "Flexsys"), in which it shared ownership and management control with other companies. Solutia's equity earnings (loss) from affiliates, were $96 million in 2005, $(26) million in 2004 and $(133) million in 2003.

         Flexsys, headquartered in Brussels, Belgium, and jointly operated from Brussels and Akron, Ohio is a joint venture between Solutia and Akzo Nobel N.V. ("Akzo"). Flexsys is a leading global supplier of a broad range of rubber processing chemicals to the rubber industry used in the production of tires and other general rubber products such as automotive belts, hoses, bumpers and window seals and in mining, agriculture and oil refining applications. Its product line includes a number of performance-enhancing products, including branded accelerators (SANTOCURE(R), THIOFIDE(R) and THIOTAX(R)), pre-vulcanization inhibitors (SANTOGARD(R) PVI), antidegradants (SANTOFLEX(R)), antioxidants (FLECTOL(R)) and insoluble sulphur (CRYSTEX(R)). In late 2005, Solutia and Akzo decided to explore the possible sale of Flexsys. Bear, Stearns International Limited ("Bear Stearns"), an investment banking firm, has been engaged to conduct the sale process for Flexsys and has contacted a variety of potential strategic buyers and private equity firms to assess interest in the Flexsys business. At this time there can be no assurance that a definitive agreement will be reached with any party and the owners and Bear Stearns reserve the right to terminate discussions with any or all parties and further participation in the process by any or all parties.

         Prior to November 4, 2005, Solutia participated in another joint venture, Astaris. Astaris was formed in April 2000 as a joint venture between Solutia and FMC Corporation ("FMC"). Solutia and FMC each held 50 percent of the equity interests in Astaris. On September 1, 2005, Astaris, Solutia and FMC entered into an asset purchase agreement with Israel Chemicals Limited ("ICL") and one of its subsidiaries, pursuant to which Astaris agreed to sell substantially all of its operating assets to ICL for $255 million in cash (subject to certain purchase price adjustments) and the assumption by ICL of certain related liabilities. The transaction closed on November 4, 2005. Certain of the assets and liabilities of Astaris that were not included in the sale to ICL were transferred to Solutia and FMC. Generally, these assets and liabilities consisted of property originally contributed to the joint venture by Solutia and FMC, as well as certain pre-closing liabilities relating to Astaris, including certain pre-closing environmental liabilities. In addition, certain non-operating assets and liabilities remained in the Astaris joint venture as part of the transaction. Further, the name of the joint venture which holds these remaining assets and liabilities was changed from Astaris LLC to Siratsa LLC.

         For additional information about Flexsys and Siratsa, see "Management's Discussion and Analysis" in Item 7 below and Note 10 to the accompanying consolidated financial statements on page 79 below.

SALE OF PRODUCTS

         Solutia sells its products directly to end users in various industries, principally by using its own sales force, and, to a lesser extent, by using distributors.

         Solutia's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis. Solutia maintains inventories of finished goods, goods in process and raw materials to meet customer requirements and Solutia's scheduled production. In general, Solutia does not manufacture its products against a backlog of firm orders; it schedules production to meet the level of incoming orders and the projections of future demand. However, in the Performance Products and Services segment, a large portion of sales for 2006 will be pursuant to volume commitments. Solutia does not have material contracts with the government of the United States or any state, local or foreign government. Solutia is not generally dependent on one or a group of customers. However, sales to the carpet mill industry represent a significant portion of Solutia's net sales. In 2003 and 2004, no single customer or customer group accounted for 10 percent or more of Solutia's net sales. However, for the year ended December 31, 2005, Shaw Industries, Inc., a customer of the Integrated Nylon segment, accounted for approximately 11 percent of Solutia's consolidated net sales. Mohawk Industries, Inc. was also a significant customer of the Integrated Nylon segment in 2005, accounting for approximately 8% of Solutia's consolidated net sales.

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

RAW MATERIALS AND ENERGY RESOURCES

         Solutia buys large amounts of commodity raw materials and energy resources, including propylene, cyclohexane, benzene and natural gas. Solutia typically buys major requirements for key raw materials pursuant to contracts with average contractual periods of one to four years. Solutia obtains certain important raw materials from a few major suppliers. In general, in those cases where Solutia has limited sources of raw materials, it has developed contingency plans to minimize the effect of any interruption or reduction in supply. For information about specific raw materials, see the charts under "Segments; Principal Products" above.

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

         In 2005 Solutia's results were significantly impacted by hurricanes Dennis, Katrina and Rita. These hurricanes, among other things, resulted in temporary shut-downs of various Solutia manufacturing facilities, with respect to Katrina and Rita, and the shut-down of a significant portion of the oil and gas industry assets in and along the coast of the Gulf of Mexico. The oil and gas industry shut-downs caused shortages of a number of raw materials upon which Solutia is dependent for its continued operations. Certain of Solutia's raw materials and energy resources providers declared force majeure under their supply agreements with Solutia, as well as with other companies, as a result of these shortages. This interruption in supply in turn caused problems with Solutia's ability to provide product to customers under its supply agreements, and Solutia declared force majeure under a number of these customer agreements in late September 2005. By late 2005, the raw material shortages no longer existed. However, Solutia continued to be impacted by high raw materials prices through year-end, resulting in part from the damage caused by hurricanes Katrina and Rita.

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

RESEARCH AND DEVELOPMENT

         Research and development constitute an important part of Solutia's activities. Solutia's expenses for research and development amounted to approximately $41 million in 2005, $40 million in 2004 and $46 million in 2003, or about 2 percent of sales on average. Solutia focuses its expenditures for research and development on process improvements and selected product development.

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

ENVIRONMENTAL MATTERS

         The narrative information appearing under "Environmental Matters" beginning on page 45 below is incorporated here by reference.

EMPLOYEE RELATIONS

         On December 31, 2005, Solutia had approximately 5,400 employees worldwide. Approximately 15 percent of Solutia's U.S. workforce is currently represented by various labor unions with local agreements that expire at various dates through 2010, at the following Solutia sites: Anniston, Alabama; Sauget, Illinois; Springfield, Massachusetts; Trenton, Michigan; and St. Louis (Queeny Plant), Missouri. In the U.S., local agreements cover wages and working conditions. These employees are covered by collective bargaining agreements that are scheduled to expire between July 18, 2006 and March 31, 2010. Each of Solutia's U.S. labor unions ratified new five-year collective bargaining agreements in 2005 which set pension and health and welfare benefits for Solutia's employees who are represented by labor unions. These agreements expire December 31, 2010. A union organizing effort at Solutia's Pensacola site during 2005 was rejected by the employees at that site.

INTERNATIONAL OPERATIONS

         Solutia and its subsidiaries are engaged in manufacturing, sales and research and development in areas outside the United States. Approximately 41 percent of Solutia's consolidated sales from continuing operations in 2005 were made into markets outside the United States, including Europe, Canada, Latin America and Asia. Solutia's Performance Products and Services segment is particularly dependent on its international operations. Approximately 68 percent of the 2005 sales of the Performance Products and Services segment were made into markets outside the United States.

         Operations outside the United States are potentially subject to a number of risks and limitations that are not present in domestic operations, including trade restrictions, investment regulations, governmental instability and other potentially detrimental governmental practices or policies affecting companies doing business abroad. Operations outside the United States are also subject to fluctuations in currency values. The functional currency of each of Solutia's non-United States operations is generally the local currency. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years and may continue to do so. In addition, Solutia generates revenue from export sales and operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency.

INTERNET ACCESS TO INFORMATION

         Solutia's Internet address is www.solutia.com. Solutia makes available free of charge through Solutia's Internet website its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Forms 3, 4 and 5 filed by Solutia's directors and executive officers with respect to Solutia's equity securities are also accessible from Solutia's website. All of these materials may be accessed from the "Investors" section of Solutia's website, www.solutia.com. These materials may also be accessed through the SEC's website (www.sec.gov) or in the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

IN EVALUATING SOLUTIA, CAREFUL CONSIDERATION SHOULD BE GIVEN TO THE RISK FACTORS SET FORTH BELOW, AS WELL AS THE OTHER INFORMATION SET FORTH IN THIS ANNUAL REPORT ON FORM 10-K. ALTHOUGH THESE RISK FACTORS ARE MANY, THESE FACTORS SHOULD NOT BE REGARDED AS CONSTITUTING THE ONLY RISKS PRESENT IN CONNECTION WITH SOLUTIA'S BUSINESSES. EACH OF THESE RISK FACTORS COULD ADVERSELY AFFECT SOLUTIA'S BUSINESS, OPERATING RESULTS AND/OR FINANCIAL CONDITION. IN ADDITION TO THE FOLLOWING DISCLOSURES, PLEASE REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT INCLUDING THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

CERTAIN BANKRUPTCY CONSIDERATIONS

PROLONGED CONTINUATION OF THE CHAPTER 11 CASES MAY HARM THE DEBTORS' BUSINESSES

         The prolonged continuation of the Chapter 11 Cases could adversely affect the Debtors' businesses and operations. So long as the Chapter 11 Cases continue, senior management of the Debtors will be required to spend a significant amount of time and effort dealing with the Debtors' reorganization instead of focusing exclusively on business operations. Prolonged continuation of the Chapter 11 Cases will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of the Debtors' businesses. In addition, the longer the Chapter 11 Cases continue, the more likely it is that the Debtors' customers, suppliers, distributors and agents will lose confidence in the Debtors' ability to successfully reorganize their businesses and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, the Debtors will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. The prolonged continuation of the Chapter 11 Cases may also require the Debtors to seek additional financing, either as part of the DIP credit facility or otherwise, in order to service their debt and other obligations. It may not be possible for the Debtors to obtain additional financing during the pendency of the Chapter 11 Cases on commercially favorable terms or at all. If the Debtors were to require additional financing during the Chapter 11 Cases and were unable to obtain the financing on favorable terms or at all, the Debtors' chances of successfully reorganizing their businesses may be seriously jeopardized.

THE DEBTORS MAY NOT BE ABLE TO OBTAIN CONFIRMATION OF THE PLAN

         The Debtors may not receive the requisite acceptances to confirm the Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan. A dissenting holder of a claim against or equity interest in Solutia may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting Classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the Plan "does not unfairly discriminate" and is "fair and equitable" with respect to any non-accepting Classes, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting Holders of Claims within a particular Class under the Plan will not be less than the value of distributions such Holders would receive if the Debtors were liquidated under chapter 7 of the Bankruptcy Code. The Bankruptcy Court may determine that the Plan does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court.

         If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether the Debtors will be able to reorganize their businesses and what, if any, distributions holders of claims against or equity interests in Solutia ultimately would receive with respect to their claims or equity interests. If an alternative reorganization could not be agreed upon, it is possible that the Debtors would have to liquidate their assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive under the Plan.

THE CHANGE OF CONTROL PRODUCED BY THE RESTRUCTURING OF THE DEBTORS MAY RESULT IN A LIMITATION ON OR LOSS OF THE NET OPERATING LOSSES

         As further discussed in the Disclosure Statement, the issuance under the Plan of common stock in a reorganized Solutia, along with the cancellation of existing equity interests through the Plan, is expected to cause an ownership change to occur with respect to the reorganized Debtors as of the effective date of the Plan. As a result, Section 382 of the Internal Revenue Code ("IRC") may apply to limit reorganized Solutia's use of its consolidated net operating losses after the effective date. Additionally, the reorganized Debtors' ability to use any remaining capital loss carryforwards and tax credits may be limited. The annual limitation imposed by the particular provision of
Section 382 of the IRC that reorganized Solutia expects to apply to its ownership change generally equals the product of (i) the fair market value of the net equity value of reorganized Solutia's stock at the time of the ownership change, taking into account the increase in value of the corporation as a result of the surrender or cancellation of creditor's claims in the transaction (rather than the value without taking into account such increases, as is the case under the general rule for non-bankruptcy ownership changes) multiplied by (ii) the long-term tax-exempt rate in effect for the month in which the ownership change occurs. The long-term tax-exempt rate is published monthly by the IRS and is intended to reflect current interest rates on long-term tax-exempt debt obligations. Accordingly, under this rule the Section 382 limitation would generally reflect the increase in the value of reorganized Solutia's stock resulting from the conversion of debt to equity in the proceeding. Section 383 of the IRC applies a similar limitation to a capital loss carryforward and tax credits. Although it is impossible to predict with absolute certainty the net equity value of Reorganized Solutia immediately after the exchanges contemplated by the Plan, reorganized Solutia's use of its net operating losses is expected to be substantially limited after those exchanges.

RISKS RELATED TO THE DEBTORS' BUSINESS AND INDUSTRY

THE PRICES OF RAW MATERIALS AND ENERGY REQUIRED FOR SOLUTIA TO PRODUCE ITS PRODUCTS ARE VOLATILE AND CANNOT ALWAYS BE PASSED ON TO CUSTOMERS

         Solutia purchases large amounts of commodity raw materials, including natural gas, propylene, cyclohexane and benzene. Temporary shortages of these raw materials and energy may occasionally occur. In addition, Solutia typically purchases major requirements for key raw materials under medium-term contracts. Pricing under these contracts may fluctuate as a result of unscheduled plant interruptions, United States and worldwide market conditions and government regulation. Given Solutia's competitive markets, it is not always possible to pass all of these increased costs on to Solutia's customers. In addition, natural gas prices and other raw material and energy costs are currently more than double the average ten-year levels. Elevated raw material and energy costs could significantly reduce Solutia's operating margins in the future.

SOLUTIA OPERATES IN A HIGHLY COMPETITIVE INDUSTRY THAT INCLUDES COMPETITORS WITH GREATER RESOURCES THAN SOLUTIA'S

         The markets in which Solutia competes are highly competitive. Competition in these markets is based on a number of factors, such as price, product quality and service. Some of Solutia's competitors may have greater financial, technological and other resources than Solutia and may be better able to withstand changes in market conditions. In addition, some of Solutia's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than Solutia. Consolidation of Solutia's competitors or customers may also adversely affect Solutia's businesses. Furthermore, global competition and customer demands for efficiency will continue to make price increases difficult.

SOLUTIA OPERATES IN CYCLICAL BUSINESS SEGMENTS AND ITS FINANCIAL RESULTS ARE LIKELY TO FLUCTUATE ACCORDINGLY

         Solutia operates in cyclical business segments. Specifically, a substantial portion of Solutia's sales are to customers involved, directly or indirectly, in the housing and automotive industries, both of which are, by their nature, cyclical industries. A downturn in either or both of these industries would result in lower demand for Solutia's products among customers involved in those industries and a reduced ability to pass on cost increases to those customers.

TURNOVER IN THE SENIOR MANAGEMENT TEAM AND LOSSES OF OTHER KEY PERSONNEL COULD HAVE A SIGNIFICANT ADVERSE EFFECT ON SOLUTIA'S RESULTS OF OPERATIONS AND ABILITY TO EMERGE FROM CHAPTER 11

         The services of Solutia's senior management team, as well as other key personnel, have been integral in Solutia's improving results during the Chapter 11 Case and will be critical to the implementation of Solutia's business strategies going forward and the success of Solutia. If Solutia's emergence from the Chapter 11 Cases is delayed, Solutia's financial results diminish, the terms of incentive compensation programs approved by Solutia's board of directors are not adequate or any other adverse events occur in the Chapter 11 Cases, Solutia may have difficulty retaining current senior management and other key personnel and be unable to hire qualified personnel to fill any resulting vacancies, which could have a significant adverse effect on Solutia's results of operations and ability to emerge from Chapter 11.

SOLUTIA'S OPERATIONS ARE RESTRICTED BY THE TERMS OF ITS CURRENT CREDIT FACILITY AND OTHER DEBT ARRANGEMENTS

         Solutia's various debt obligations include a number of significant restrictive covenants. These covenants could impair reorganized Solutia's financing and operational flexibility and make it difficult for Solutia to react to market conditions and satisfy its ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict Solutia's ability and, if applicable, the ability of its subsidiaries to, among other things:

         o   incur additional debt;

         o   make certain investments;

         o   enter into certain types of transactions with affiliates;

         o limit dividends or other payments by Solutia's and certain subsidiaries;

         o   use assets as security in other transactions;

         o pay dividends on Solutia's common stock or repurchase Solutia's equity interests;

         o   sell certain assets or merge with or into other companies;

         o   guarantee the debts of others;

         o   enter into new lines of business;

         o   make capital expenditures;

         o   prepay, redeem or exchange reorganized Solutia's debt;

         o   form any joint ventures or subsidiary investments.

         In addition, Solutia's various debt obligations require Solutia to periodically meet minimum EBITDA levels on a consolidated basis and for a certain business segment. These financial covenants and tests could limit Solutia's ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict Solutia's financing and operations.

         Solutia's ability to comply with the covenants and other terms of its debt obligations will depend on Solutia's future operating performance. If Solutia fails to comply with such covenants and terms, Solutia would be required to obtain waivers from its lenders to maintain compliance with its debt obligations. If Solutia is unable to obtain any necessary waivers and the debt is accelerated, it would have a material adverse effect on Solutia's financial condition and future operating performance.

SOLUTIA HAS AND WILL CONTINUE TO HAVE SIGNIFICANT INDEBTEDNESS

         Solutia has and will continue to have significant amount of indebtedness. Solutia's significant indebtedness could have important consequences, including the following:

         o Solutia will have to dedicate a significant portion of its cash flow to making interest and principal payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes.

         o Level of indebtedness may make Solutia less attractive to potential acquirors or acquisition targets.

         o Levels of indebtedness may limit Solutia's flexibility to adjust to changing business and market conditions, and make Solutia more vulnerable to a downturn in general economic conditions as compared to competitors that may be less leveraged.

         o As described in more detail above, the documents providing for Solutia's indebtedness will contain restrictive covenants that may limit Solutia's financing and operational flexibility.

         Furthermore, Solutia's ability to satisfy its debt service obligations will depend, among other things, upon its future operating performance and ability to refinance indebtedness when necessary. These factors depend partly on economic, financial, competitive and other factors beyond Solutia's control. Solutia may not be able to generate sufficient cash from operations to meet its debt service obligations as well as fund necessary capital expenditures, pension funding obligations and investments in research and development. In addition, if Solutia needs to refinance its debt, obtain additional financing or sell assets or equity, it may not be able to do so on commercially reasonable terms, if at all.

LEGAL PROCEEDINGS, INCLUDING PROCEEDINGS RELATED TO ENVIRONMENTAL
OBLIGATIONS, COULD IMPOSE SUBSTANTIAL COSTS ON SOLUTIA

         As a manufacturer of chemical-based materials, Solutia has been subject to various lawsuits involving environmental, hazardous waste, personal injury and product liability claims. Solutia is named in a number of legal proceedings primarily relating to former operations, including claims for personal injury and property damage arising out of releases of or alleged exposure to materials that are classified as hazardous substances under federal environmental law or alleged to be hazardous by plaintiffs. Adverse judgments in these legal proceedings, or the filing of additional environmental or other damage claims against Solutia, may have a negative impact on Solutia's future results of operations. Additionally, administrative and legal costs associated with defending or settling large claims, or large numbers of claims, could have a negative impact on Solutia's future results of operations. It is possible that the Bankruptcy Court could disagree with Solutia's treatment of those claims. It is also possible that third parties, including the U.S. federal government, state regulatory agencies, or others, may challenge the dischargeability of these claims. If these litigation matters or claims are not discharged as expected by Solutia, or if the actual costs are materially greater than estimates associated with those claims, it would have a material adverse effect on Solutia's financial condition and future operating performance.

THE APPLICABILITY OF NUMEROUS ENVIRONMENTAL LAWS TO SOLUTIA'S MANUFACTURING FACILITIES COULD CAUSE SOLUTIA TO INCUR MATERIAL COSTS AND LIABILITIES

         Solutia is subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain environmental laws, Solutia can be held strictly liable for hazardous substance contamination of any real property it has ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. Solutia is also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Solutia's operations entail the risk of violations of those laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.

         In addition, these requirements and their enforcement may become more stringent in the future. Non-compliance could subject Solutia to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. Solutia may also be required to make significant site or operational modifications at substantial cost. Future developments could also restrict or eliminate Solutia's ability to continue to manufacture certain products or could require Solutia to make modifications to its products.

         At any given time, Solutia is involved in litigation, administrative proceedings and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damages and personal injury. Solutia may be required to spend substantial sums to defend or settle these actions, to pay any fines levied against it or satisfy any judgments or other rulings rendered against it.

         Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. Solutia may also face liability for violations under environmental laws occurring prior to the date of its acquisition of properties subject thereto. Solutia could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims as a result of past or future violations of, or liabilities under, environmental laws.

SOLUTIA HAS SUBSTANTIAL ENVIRONMENTAL AND REGULATORY COMPLIANCE COSTS

         Due to the nature of its business, Solutia makes substantial expenditures for environmental and regulatory compliance. During 2005, Solutia spent approximately $8 million on capital projects for various environmental matters, $50 million for the management of environmental programs, including the operation and maintenance of facilities for environmental control, and $12 million for remediation activities. In 2004 Solutia spent approximately $8 million on capital projects for various environmental matters, $50 million for the management of environmental programs, including the operation and maintenance of facilities for environmental control, and $19 million for remediation activities.

         The substantial amounts that Solutia may be required to spend on environmental capital projects and programs could cause substantial cash outlays by Solutia and, accordingly, may limit Solutia's financial and operating flexibility. In addition, although Solutia believes that it has correctly budgeted and, to the extent appropriate under applicable accounting principles, reserved for these amounts, factors beyond Solutia's control may render these budgeted and reserved amounts inadequate. These factors include changing governmental policies and regulations, the commencement of new governmental proceedings or third party litigation regarding environmental remediation, hazardous waste or personal or property damage resulting from environmentally harmful activity, the discovery of unknown conditions and unforeseen problems encountered in environmental remediation programs.

PROBLEMS ENCOUNTERED IN OPERATING ITS PRODUCTION FACILITIES COULD NEGATIVELY IMPACT SOLUTIA'S BUSINESS

         Solutia is dependent upon the continued safe operation of its production facilities. Solutia's production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled down time and environmental hazards. From time to time in the past, Solutia has had incidents that have temporarily shut down or otherwise disrupted its manufacturing, causing production delays and resulting in liability for workplace injuries and fatalities. For example, in September 2005, Solutia's integrated nylon production facility at Chocolate Bayou (Alvin, Texas) was temporarily shut down for approximately three weeks as a result of evacuations in advance of Hurricane Rita.

         In addition, some of Solutia's products involve the manufacture or handling of a variety of reactive, explosive and flammable materials. Use of these products by Solutia's customers could result in liability to Solutia if an explosion, fire, spill or other accident were to occur.

SOLUTIA'S INTERNATIONAL SALES AND OPERATIONS POSE RISKS NOT ENCOUNTERED BY ITS DOMESTIC SALES AND OPERATIONS

         Solutia generates revenue from export sales, as well as from operations conducted outside the United States. For example, approximately 41 percent of Solutia's consolidated sales in 2005 were made into markets outside the United States, including Europe, Canada, Latin America and Asia. Approximately 68 percent of the sales of the Performance Products segment were made into markets outside the United States. Operations outside the United States are potentially subject to a number of risks and limitations that are not present in domestic operations, including fluctuations in currency values, trade restrictions, investment regulations, governmental instability and other potentially detrimental governmental practices or policies affecting companies doing business abroad.

         The functional currency of each of Solutia's non-United States operations is generally the local currency. Exchange rates between some of these currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. It is possible that fluctuations in foreign exchange rates will have a negative effect on Solutia's results of operations. Additionally, Solutia generates revenues from sales in countries that may experience greater degrees of economic and political uncertainty than those experienced by Solutia in the United States.

MANY OF SOLUTIA'S PRODUCTS AND MANUFACTURING PROCESSES ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND SOLUTIA'S BUSINESS WILL SUFFER IF SOLUTIA FAILS TO KEEP PACE

         Many of Solutia's products (and their corresponding manufacturing processes) participate in markets that are subject to rapid technological change and new product introductions and enhancements. Solutia must continue to enhance its existing products and to develop and manufacture new products with improved capabilities to continue to be a market leader. Solutia must also continue to make improvements in its manufacturing processes and productivity to maintain its competitive position. When Solutia invests in new technologies, processes or production facilities, it will face risks related to construction delays, cost over-runs and unanticipated technical difficulties related to start-up. Solutia's inability to anticipate, respond to, capitalize on or utilize changing technologies could have an adverse effect on its consolidated results of operations, financial condition and cash flows in any given period.

IF SOLUTIA IS UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, ITS SALES AND FINANCIAL PERFORMANCE COULD BE ADVERSELY AFFECTED

         Solutia owns a large number of patents that relate to a wide variety of products and processes and has a substantial number of patent applications pending. Solutia owns a considerable number of established trademarks in many countries under which it markets its products. These patents and trademarks in the aggregate are of material importance to Solutia's operations and to its Performance Products and Services and Integrated Nylon segments. Solutia's performance may depend in part on its ability to establish, protect and enforce such intellectual property and to defend against any claims of infringement, which involve complex legal, scientific and factual questions and uncertainties.

         In the future, Solutia may have to rely on litigation to enforce its intellectual property rights and contractual rights. In addition, Solutia may face claims of infringement that could interfere with its ability to use technology or other intellectual property rights that are material to its business operations. If litigation that Solutia initiates is unsuccessful, Solutia may not be able to protect the value of some of its intellectual property. In the event a claim of infringement against Solutia is successful, Solutia may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that it has been using or it may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable period of time. If
Solutia is unable to obtain licenses on reasonable terms, Solutia may be forced to cease selling or using any of its products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename its products to avoid infringing the intellectual property rights of third parties, which may not be possible and may be time-consuming, if possible. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to Solutia and diversions of some of Solutia's resources. Solutia's intellectual property rights may not have the value that Solutia believes them to have, which could result in a competitive disadvantage or adversely affect Solutia's business and financial performance.

SOLUTIA'S INSURANCE MAY BE INADEQUATE AND SOLUTIA MAY NOT BE ABLE TO OBTAIN INSURANCE IN THE FUTURE ON REASONABLE TERMS OR AT ALL

         Solutia evaluates risk retention and insurance levels for product liability, workplace health and safety, property damage and other potential areas of risk. Solutia relies on third-party insurance to protect it from some of these risks. Additionally, Solutia historically has relied upon Owner-Controlled Insurance Programs ("OCIP") to satisfy certain regulatory requirements for the maintenance of insurance, including (for example) compliance with state laws mandating coverage for workers' compensation exposure. Under the terms of these arrangements, Solutia is responsible for paying the costs associated with all insurance claims, and engages the services of insurance companies to provide claims-handling services. If Solutia becomes incapable of continuing to rely on the OCIP for these exposures, Solutia would be forced to consider alternative arrangements. Solutia may, however, incur losses beyond the limits, or outside the coverage, of such insurance. In addition, the insurance industry has become more selective in offering insurance, and insurance costs have risen significantly in recent years. Solutia may not be able to obtain insurance in the future on reasonable terms or at all.

SIGNIFICANT PAYMENTS MAY BE REQUIRED TO MAINTAIN THE FUNDING OF SOLUTIA'S QUALIFIED PENSION PLAN

         Solutia maintains a qualified pension plan under which certain employees and retirees of Solutia are entitled to receive benefits. Although Solutia has frozen future benefit accruals under the pension plan, significant liabilities still remain. In order to fund the pension plan, Solutia may need to make significant contributions to the pension plan in 2006 and going forward. Solutia may be unable to obtain financing to make these pension plan contributions. In addition, even if financing for these contributions is obtained, the funding obligations, and the carrying costs of debt incurred to fund the obligations could have a significant adverse effect on Solutia's results of operations.

         In addition, Solutia is party to certain litigation with respect to the pension plan as more fully described in Part I, Item 3 - Legal Proceedings. It is not known what funding liabilities may be required of Solutia under ERISA, 26 U.S.C. Section 412, 29 U.S.C. Section 1082 and any other applicable law if a judgment is entered against the Solutia pension plan in this litigation, given that Solutia is the sponsor of the Solutia Pension Plan. If a final judgment is entered against the Solutia pension plan, the liability resulting from such judgment could have a material adverse effect on Solutia's financial results and continuing operations.


ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2. PROPERTIES

         Solutia's general offices are located in St. Louis County, Missouri, on land owned by Solutia in a facility which is the subject of a synthetic lease (see Note 12 to the accompanying consolidated financial statements). Solutia's principal European offices are located in Louvain-la-Neuve, Belgium, on land leased from the University of Louvain. Information about Solutia's major manufacturing locations worldwide and segments that used these locations on February 1, 2006, appears under "Segments; Principal Products" in Item 1 of this report and is incorporated here by reference.

         Solutia's principal plants are suitable and adequate for their use. Utilization of these facilities varies with seasonal, economic and other business conditions. None of Solutia's principal plants is substantially idle. Solutia's facilities generally have sufficient capacity for existing needs and expected near-term growth.

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

         Monsanto and Solutia have operating agreements with respect to each of the two Monsanto facilities listed above and with respect to Solutia's Chocolate Bayou facility in Alvin, Texas and its facility in Ghent, Belgium. Under these operating agreements, Solutia is the guest at the facility and Monsanto is the operator of the facility, except at the Chocolate Bayou and Ghent facilities at which Monsanto is the guest and Solutia is the operator. The initial term of each of the operating agreements has 12 years remaining. After the initial term, the operating agreements continue indefinitely unless either party terminates on at least 24 months' prior written notice. Each of the operating agreements also provides that, under certain circumstances, either the operator or the guest may terminate the operating agreement before the expiration of its initial term. Solutia operates several facilities for other third parties on its sites, principally within the Alvin (Chocolate Bayou), Texas; Sauget, Illinois; Pensacola, Florida; Newport, Wales (U.K.); St. Louis (Queeny), Missouri; and Springfield, Massachusetts sites under long-term lease and operating agreements.

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

ITEM 3. LEGAL PROCEEDINGS

         Because of the size and nature of Solutia's business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of the Solutia Spinoff, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations and has ceased reporting on the status of these legal proceedings. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 case.

         In connection with Solutia's Chapter 11 proceedings, Solutia is engaged in various litigation matters with Pharmacia and the U.S. Environmental Protection Agency ("EPA"). These litigation matters relate to the impact of Solutia's Chapter 11 proceedings on the obligations Solutia assumed at the time of its spinoff and Solutia's obligations and liabilities under environmental laws. For additional information regarding these matters and Solutia's Chapter 11 proceedings in general, see the "Chapter 11 Proceedings" section in Item 1 above.

         The following paragraphs describe several proceedings to which Solutia or an affiliate of Solutia is a party.

LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE
----------------------------------------------

JP MORGAN ADVERSARY PROCEEDING

         On May 27, 2005, JP Morgan, as indenture trustee under the indenture for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding (the "JPM Proceeding") against Solutia in the Chapter 11 Cases. In its adversary proceeding, JP Morgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged security interests lacked adequate protection. The JPM Proceeding relates to Solutia's 2002 and 2003 refinancings of its credit facilities. When Solutia refinanced its credit facilities in 2002, the 2027 Debentures and 2037 Debentures obtained a pro rata secured interest in substantially all of Solutia's assets as a result of the application of the "equal and ratable" provisions of the Prepetition Indenture. On October 8, 2003, Solutia restructured its credit facilities, reduced its outstanding secured indebtedness below the threshold level that initially triggered the "equal and ratable" provisions of the Prepetition Indenture and, as a result, the 2027 and 2037 debentures returned to their original unsecured status. JP Morgan alleges that the October 8, 2003 refinancing had no effect on the security interests and liens that were created in 2002, and argues further that, even if it did, those liens should be reinstated as a matter of equity. Solutia filed its response to JP Morgan's complaint on July 5, 2005, denying JP Morgan's allegations based on the express terms of the Prepetition Indenture. Discovery in the JPM Proceeding remains ongoing.

EQUITY COMMITTEE ADVERSARY PROCEEDING AGAINST MONSANTO AND PHARMACIA

         On March 7, 2005, the Equity Committee filed a complaint against Pharmacia and Monsanto and objections to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case (the "Equity Committee Complaint"). In the Equity Committee Complaint, the Equity Committee seeks to avoid certain obligations assumed by Solutia at the time of its spinoff from Monsanto. The Equity Committee Complaint alleges that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. Pharmacia and Monsanto filed a motion to dismiss the Equity Committee Complaint or, in the alternative, to stay the adversary proceeding. The motion has been briefed and argued, but has not yet been ruled on by the Bankruptcy Court. On August 4, 2005, the Debtors filed with the Bankruptcy Court their Statement and Reservation of Rights in Response to Equity Committee's Complaint and Objection to Claims, in which the Debtors expressed their view that the issues and disputes raised in the Equity Committee Complaint would be resolved through the Plan confirmation process.

LEGAL PROCEEDINGS OUTSIDE SOLUTIA'S BANKRUPTCY CASE
---------------------------------------------------

ANNISTON PARTIAL CONSENT DECREE

         On August 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Partial Consent Decree in an action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if polychlorinated biphenyls ("PCBs") are at a level of 1 part per million (ppm) or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the Anniston, Alabama PCB site, and to pay EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 million to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston.

         A subsequent dispute arose between the EPA and Solutia regarding the scope and application of the automatic stay arising as a result of Solutia's Chapter 11 filing to the remaining obligations under the Partial Consent Decree. On April 19,

2004, the district court held that the Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and, as a result, the automatic stay provisions of the U.S. Bankruptcy Code are inapplicable to Solutia's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and Solutia stipulated that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. Solutia filed a motion asking the district court to reconsider its order and to bring it into accord with the Stipulation and Agreed Order consented to by the EPA and entered by the bankruptcy court. On September 9, 2004, the district court denied Solutia's motion and declared that the automatic stay is inapplicable to Solutia's obligations under the Consent Decree to perform site work. Solutia appealed this ruling to the Eleventh U.S. Circuit Court of Appeals, which dismissed the appeal for lack of jurisdiction.

         On June 30, 2005, the United States District Court for the Northern District of Alabama issued an order (the "PCB Order") authorizing co-defendants Pharmacia and Solutia to "suspend" performance of the PCB clean-up at the Anniston site under the Anniston Consent Decree, upon the filing of a motion by either defendant requesting that relief. The PCB Order found that the defendants entered into the Anniston Consent Decree, and that the court approved that Anniston Consent Decree, based on the understanding that the defendants' rights to pursue other liable parties for contribution would not be impaired by the EPA. The PCB Order further found that the EPA's planned settlements with certain Anniston foundries would thus deprive the defendants of one of the material considerations for entering into the Anniston Consent Decree. Solutia and Pharmacia continue their attempts to negotiate a global settlement with the EPA and the Anniston site potentially responsible parties. To date, Solutia and Monsanto (acting as attorney-in-fact for Pharmacia) have not made a motion to the United States District Court for the Northern District of Alabama to suspend their obligations under the Anniston Consent Decree.

FLEXSYS RELATED LITIGATION

         Antitrust authorities in the United States, Europe and Canada are continuing to investigate past commercial practices in the rubber chemicals industry. Flexsys, Solutia's joint venture with Akzo Nobel N.V. ("Akzo"), remains a subject of such investigation and continues to fully cooperate with the authorities in the ongoing investigation. In addition, a number of purported civil class actions on behalf of consumers have been filed against Flexsys and other producers of rubber chemicals.

         State court actions against Flexsys. Solutia is presently aware of nine purported class actions that remain pending in various state courts against Flexsys and other producers of rubber chemicals seeking actual and treble damages under state law. Seven of these cases purport to be on behalf of all retail purchasers of tires in the respective states since as early as 1994 and two of the cases purport to be on behalf of all retail purchasers of any product containing rubber chemicals during the same period. Solutia is not named as a defendant in any of these cases. All of these cases remain pending in various procedural stages and no substantive discovery or other actions have taken place.

          Canadian actions against Flexsys. In May 2004, two purported class actions were filed in the Province of Quebec, Canada, against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Plaintiffs seek statutory damages of (CAD) $14.6 million along with exemplary damages of (CAD) $25 per person. In May 2005 a case was filed in Ontario, Canada against Flexsys and other rubber chemical producers alleging the same claims as in the Quebec cases and seeking damages of (CAD) $95 million on behalf of all persons in Canada injured by the alleged collusive activities of the defendants. In August 2005, a similar case was filed in British Columbia seeking unspecified damages under a variety of theories on behalf of all purchasers of rubber chemicals and products containing rubber chemicals in British Columbia. No responses are yet due nor have any been filed by defendants in any of these cases. Solutia is not a named defendant in any of these cases.

         Federal court actions by purchasers of rubber chemicals. Eight purported class actions filed in the U.S. District Court for the Northern District of California on behalf of all individuals and entities that had purchased rubber chemicals in the United States during the period January 1, 1995 until October 10, 2002, against Solutia, Flexsys and a number of other companies producing rubber chemicals were consolidated into a single action called In Re Rubber Chemicals Antitrust Litigation (the "Class Action"). The Class Action alleged price-fixing and sought treble damages and injunctive relief under U.S. antitrust laws on behalf of all the plaintiffs. Solutia filed a Suggestion of Bankruptcy in the Class Action staying the litigation against it. A settlement agreement was approved by the Court on June 21, 2005 releasing Flexsys and its predecessors in interest from any further liability to the members of the class with respect to the allegations made in the Class Action complaint. In connection with this settlement, Solutia was voluntarily dismissed. RBX Industries, Inc. v. Bayer

Corp., Flexsys, et.al., originally filed in federal court in Pennsylvania in July 2004, was removed to the U.S. District Court for the Northern District of California. This case alleges that during the period 1995 through 2001 the defendants, which do not include Solutia, conspired through common marketing and sales practices to cause plaintiffs to pay supra-competitive prices for rubber chemicals and seeks treble damages. RBX Industries joined the plaintiff class in the Class Action solely for the purpose of participating in the above described settlement with Flexsys, Solutia and Akzo. In March 2005, Parker Hannifin filed an action in the U.S. District Court for the Northern District of Ohio making the same allegations as were made in the Class Action and the RBX Industries case. The case was removed to the U.S. District Court for the Northern District of California. Parker Hannifin joined the plaintiff class in the Class Action solely for the purpose of participating in the above described settlement with Flexsys, Solutia and Akzo. Solutia was not named in either the RBX Industries or the Parker Hannifin cases. Other than potential claims by two direct purchasers of small amounts of rubber chemicals from Flexsys, the settlement by Flexsys of the Class Action (approximately $19 million) along with several private settlements with large customers (approximately $60 million) for all intents and purposes resolves all claims made in these cases by direct United States purchasers of rubber chemicals against Solutia and Flexsys under United States antitrust laws for activities of Flexsys prior to the dates of the settlements. All settlement monies were paid by Flexsys without participation by Solutia.

         Federal court actions by indirect purchasers of rubber chemicals. On January 14, 2006, Solutia became aware of a newly filed case, Pearman, Benson and Immerman v. Crompton Corp., Flexsys, Solutia, et al., in the United States District Court for the Eastern District of Tennessee at Greenville, purportedly filed on behalf of consumers in 37 states of products produced with rubber chemicals for the period 1994 through the present under the Tennessee Trade Practices Act. Solutia was initially named in the suit but was voluntarily dismissed without prejudice on February 3, 2006.

         Federal court actions alleging violations of federal securities laws. Between approximately July 2003 and September 2003, six purported shareholder class actions were filed in the U.S. District Court for the Northern District of California against Solutia, its then and former chief executive officers and its then chief financial officer. The complaints were consolidated into a single action called In Re Solutia Securities Litigation, and a consolidated complaint, which named two additional defendants, Solutia's then current and past controllers, was filed. The consolidated complaint alleged that from December 16, 1998 to October 10, 2002, Solutia's accounting practice of incorporating Flexsys's results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during the period. The plaintiffs sought damages and any equitable relief that the court deemed proper. The consolidated action was automatically stayed with respect to Solutia by virtue of Section 362(a) of the U.S. Bankruptcy Code. In March 2005 the court issued a final order dismissing with prejudice the complaint against the individual defendants, which became final when the plaintiffs did not file an appeal of the dismissal within the applicable appeals period, and the case was dismissed without prejudice as against Solutia pending resolution of the bankruptcy case.

         Shareholder Derivative Suits. Two purported shareholder derivative suits were filed in the Missouri Circuit Court for the Twenty-First Judicial Circuit of St. Louis County against certain of Solutia's current and past directors, chief executive officers, chief financial officer and former vice chairman. Solutia is included as a nominal defendant. The plaintiffs seek damages on behalf of Solutia for the individual defendants' alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, arising out of Flexsys' alleged participation in the price-fixing of rubber chemicals and Solutia's incorporation of Flexsys's purportedly inflated financial results arising from the alleged price-fixing into Solutia's financial statements. These two shareholder derivative suits were consolidated into a single action, In re Solutia Inc. Derivative Litigation. On December 29, 2003, the court entered an Order in the consolidated action staying the litigation with respect to all defendants, including Solutia. In August 2004, the court involuntarily dismissed the case for lack of prosecution. In late 2004, plaintiffs' filed a motion to reinstate the actions which motion remains pending with no further action yet taken by plaintiffs.

CASH BALANCE PLAN LITIGATION

         Davis v. Solutia Inc. Employees' Pension Plan. On October 12, 2005, three participants in the Solutia Inc. Employees' Pension Plan (the "Pension Plan") commenced an action captioned Davis, et. al. v. Solutia, Inc. Employees' Pension Plan, United States District Court for the Southern District of Illinois, Case No. 3:05-CV-736-MJR. None of the Debtors, and no individual or entity other than the Pension Plan, has been named as a defendant in the litigation. The Davis plaintiffs allege that the Pension
Plan: (1) violates ERISA's prohibitions on reducing rates of benefit accrual because of the attainment of any age; (2) results in the impermissible forfeiture of accrued benefits under ERISA; (3) violates ERISA's present value calculation rules for determining lump sum distributions; and (4) violates the minimum accrual requirements of

ERISA. The Davis plaintiffs seek to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class consisting of "all individuals who currently participate or who formerly participated in the Pension Plan or its predecessor plans at any time after December 31, 1996, and their beneficiaries." The Pension Plan has moved to dismiss the Davis action for plaintiffs' failure to exhaust administrative remedies and failure to join necessary and indispensable parties. The Pension Plan also has moved to stay all proceedings in the Davis action pending a determination by the Judicial Panel on Multidistrict Litigation whether the Davis action will be transferred to another court for consolidated pretrial proceedings. The Pension Plan intends to continue to vigorously defend itself against any and all claims asserted in the Davis litigation.

         Scharringhausen v. Solutia Employees' Pension Plan. On November 22, 2005, two additional participants in the Pension Plan commenced an action captioned Scharringhausen, et. al. v. Solutia, Inc. Employees' Pension Plan, et al., United States District Court for the Eastern District of Missouri, Case No. 4:05-CV-02210-HEA. None of the Debtors, and except for the Solutia Inc. Employee Benefits Plan Committee, no individual or entity other than the Plan, has been named as a defendant in the litigation. The Scharringhausen plaintiffs allege that the Pension Plan violates the same statutory provisions in the same manner as alleged by plaintiffs in the Davis action; and seek the same monetary, injunctive and equitable relief as is sought in the Davis action on behalf of themselves and a nationwide putative class consisting of "all individuals, excluding defendants, that have participated in the Solutia Employees' Pension Plan or its predecessor plan at any time on or after January 1, 1997 . . ., whose accrued or pension benefits are based, in whole or in part, on the Pension Plan's cash balance formula, and their beneficiaries." The Pension Plan has moved to dismiss the Scharringhausen action for plaintiffs' failure to exhaust administrative remedies and failure to join necessary and indispensable parties.

         On December 27, 2005, the Scharringhausen plaintiffs filed a motion captioned In re Solutia Inc. Retiree Benefits "ERISA" Litigation, Judicial Panel on Multidistrict Litigation, with the Judicial Panel on Multidistrict Litigation asking the Panel to transfer the Davis action from the Southern District of Illinois to the Eastern District of Missouri and to consolidate the Davis action with the Scharringhausen action for all pretrial purposes. The Pension Plan believes that the Davis and Scharringhausen actions can be more efficiently handled if they are consolidated in the Eastern District of Missouri. Accordingly, it filed a joinder in the transfer motion. However, on January 24, 2006, the plaintiffs in Scharringhausen filed the "Plaintiffs' Notice of the Voluntary Dismissal of the Scharringhausen Case Pending in the United States District Court for the Eastern District of Missouri Which Moots Defendants Motion to Stay All Proceedings [Doc. 38]". On February 2, 2006, the Scharringhausen plaintiffs, individually and on behalf of others similarly situated, refiled their complaint in the United States District Court for the Southern District of Illinois, the same court in which the Davis case is pending.

         Hammond v. Solutia Employees' Pension Plan. On February 15, 2006, one additional participant in the Pension Plan commenced an action captioned Juanita Hammond, et. al. v. Solutia, Inc. Employees' Pension Plan, United States District Court for the Southern District of Illinois, Case No. 06-139-DEH. None of the Debtors has been named as a defendant in the litigation. The Hammond plaintiff alleges that the Pension Plan violates the same statutory provisions in the same manner as alleged by plaintiffs in the Davis action; and seeks the same monetary, injunctive and equitable relief as is sought in the Davis action on behalf of herself and a nationwide putative class consisting of all similarly situated current and former participants in the Pension Plan for whose pension benefits the Pension Plan is responsible.

OTHER LEGAL PROCEEDINGS
-----------------------

         Dickerson v. Feldman. On October 7, 2004, a purported class action captioned Dickerson v. Feldman, et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleges breach of fiduciary duty under the Employee Retirement Income Security Act of 1974 ("ERISA") and seeks to recover alleged losses to the Solutia Inc. Savings and Investment Plan ("SIP Plan") arising from the alleged imprudent investment of SIP Plan assets in Solutia's common stock during the period December 16, 1998 to the date the action was filed. The investment is alleged to have been imprudent because of Solutia's legacy environmental and litigation liabilities and because of Flexsys's alleged involvement in the matters described above under "Flexsys Related Litigation." The action seeks monetary payment to the SIP Plan to make good the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 million against Solutia in the U.S. Bankruptcy Court for the Southern District of New York. The plaintiff now seeks to withdraw the reference of their ERISA claim from the bankruptcy court to the district court so that the proof of claim and the class action can be considered together by the District Court. On February 11, 2005, Solutia filed an objection to the motion to withdraw the reference. On March 11, 2005, the District Court denied without prejudice Dickerson's motion to withdraw the reference. The Dickerson plaintiffs subsequently amended their initial complaint to add several current officers and directors of Solutia as defendants. On July 5, 2005, the defendants filed motions to dismiss Dickerson's amended complaint. The motions to dismiss are fully briefed and are pending before the New York District Court. Dickerson also filed an amended proof of claim in the amount of $290 million against Solutia on September 1, 2005, based on his amended complaint. On September 7, 2005, Dickerson filed a motion for class certification of his proof of claim. Solutia opposed that motion which remains pending before the Bankruptcy Court.

         Solutia Inc. v. FMC Corporation. On October 14, 2003, Solutia filed an action captioned Solutia Inc. v. FMC Corporation ("FMC") in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology provided by FMC to Astaris, the 50/50 joint venture between Solutia and FMC. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against FMC in the U.S. Bankruptcy Court for the Southern District of New York. FMC filed with the bankruptcy court a motion to withdraw the reference. The motion was granted, and, as a result, the matter is now pending in the U.S. District Court for the Southern District of New York. FMC has filed a motion to dismiss Solutia's action based upon an alleged lack of standing. On October 15, 2004, the court heard oral arguments on FMC's motion to dismiss. On March 29, 2005, the New York District Court granted in part and denied in part FMC's motion to dismiss. Specifically, the court dismissed with prejudice three of Solutia's causes of action for breach of contract. The New York District Court denied FMC's motion to dismiss Solutia's other causes of action for breach of warranty, breach of fiduciary duty, negligent misrepresentation, fraud and fraud in the inducement. In this action, FMC does not have a counterclaim against Solutia or Astaris. The parties have completed all fact discovery and have fully briefed and orally argued their motions for summary judgment and are awaiting the court's ruling. The sale of substantially all of the assets of Astaris to Israeli Chemicals Limited, as further described herein, did not affect the claims asserted by Solutia against FMC in this proceeding. Solutia is vigorously pursuing this action.

         Abbatiello v. Monsanto, Pharmacia and Solutia. On January 3, 2006, Solutia received notice that an action, captioned Michael Abbatiello et al.
v. Monsanto Company, Pharmacia Corporation and Solutia Inc. (the "GE Litigation"), was filed on December 26, 2005 in the Supreme Court of the State of New York. The action was filed on behalf of 590 current General Electric employees who work at its Schenectady, NY plant and states eleven separate causes of action alleging that General Electric purchased various PCB containing products from Monsanto which were used in the manufacture of a variety of products including electric motors, generators, gas turbines, wire and cable, insulating materials and microwave tubes. PCBs were later detected in the various locations, including retention ponds, ground water, and water treatment centers on the approximately 628 acre site. The plaintiffs are seeking $1 billion in compensatory damages and $1 billion in punitive damages for each cause of action for a total of $2 billion dollars. Solutia intends to vigorously defend itself against the claims in this action and is evaluating the merits of the GE Litigation and the potential liability, including costs of defense, that might result. The GE Litigation is automatically stayed as to Solutia pursuant to Section 362 of the U.S. Bankruptcy Code.

         Ferro Antitrust Investigation. Competition authorities in Belgium and several other European countries are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates ("BBP"). One of the BBP producers under investigation by the Belgian Competition Authority ("BCA") is Ferro Belgium sprl, a European subsidiary of Ferro Corporation ("Ferro"). Ferro's BBP business in Europe was purchased from Solutia in 2000. Solutia received an indemnification notice from Ferro and has exercised its right, pursuant to the purchase agreement relating to Ferro's acquisition of the BBP business from Solutia, to assume and control the defense of Ferro in proceedings relating to these investigations. On July 7, 2005, the BCA Examiner issued a Statement of Objections regarding its BBP investigation in which Solutia Europe S.A/N.V. ("Solutia Europe"), a European non-Debtor subsidiary of Solutia, along with Ferro Belgium sprl and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000. Solutia Europe's written comments to the Statement of Objections were submitted on August 31, 2005 and presented at an oral hearing before the BCA on September 6, 2005. The Examiner submitted its Reasoned Report to the BCA on December 22, 2005. Solutia is not named as a party under investigation in the Reasoned Report. Solutia Europe will have an opportunity to submit comments to the BCA on the Reasoned Report in writing and at a subsequent oral hearing on a date that has not yet been determined by the BCA. Solutia and Solutia Europe are fully cooperating with the BCA in this investigation.

For information about certain environmental proceedings involving Solutia, see "Environmental Matters" on page 45.

RISK MANAGEMENT

         Solutia has evaluated risk retention and insurance levels for product liability, workplace health and safety, property damage and other potential areas of risk. Solutia's management determines the amount of insurance coverage to buy from unaffiliated companies and the appropriate amount of risk to retain and/or co-insure based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk that Solutia has retained are consistent with those of other companies in the chemical industry. Solutia shares certain of these policies with Pharmacia. There can be no assurance that Solutia will not incur losses beyond the limits, or outside the coverage, of its insurance. For additional information, see "Self-Insurance" on page 34.

         Solutia will continue to devote significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Solutia actively participates in the safety and health Voluntary Protection Program ("VPP") administered by the Occupational Safety and Health Administration ("OSHA") for most sites in the United States, and implemented by Solutia for most sites outside the United States.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Solutia did not submit any matters to its security holders during the fourth quarter of 2005.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On December 17, 2003, following Solutia's Chapter 11 bankruptcy filing, the New York Stock Exchange ("NYSE") halted trading in Solutia's common stock. On February 27, 2004, Solutia's common stock was delisted from the NYSE. Solutia's common stock is currently being quoted under the ticker symbol "SOLUQ" on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets LLC and on the OTC Bulletin Board.

         Under the Plan, Solutia's existing shares of common stock, as well as options and warrants to purchase its common stock, will be cancelled and holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will not receive any consideration for that stock or those options and warrants. The Plan provides for pay-off of Solutia's secured debt and debtor-in-possession financing. Under the Plan, as described under "Chapter 11 Proceedings" above, holders of Solutia's unsecured debt securities will receive common stock in a reorganized Solutia in an amount estimated at between 48% and 56% of their allowed claims. However, the Plan is subject to change, as described under "Chapter 11 Proceedings" above.

         The following table shows the high and low sales prices for Solutia's common stock for each quarter during 2005 and 2004 as quoted on the Pink Sheets Quotation Service or the OTC Bulletin Board, as applicable.

         ---------------------------------------------------------------------------------------------
         2005                    HIGH          LOW          2004              HIGH        LOW
         ---------------------------------------------------------------------------------------------
         First Quarter           $1.69         $0.63        First Quarter     $0.59       $0.19
         ---------------------------------------------------------------------------------------------
         Second Quarter           1.37          0.33        Second Quarter     0.40        0.23
         ---------------------------------------------------------------------------------------------
         Third Quarter            0.86          0.53        Third Quarter      0.32        0.24
         ---------------------------------------------------------------------------------------------
         Fourth Quarter           0.70          0.34        Fourth Quarter     1.39        0.15
         ---------------------------------------------------------------------------------------------

         On February 28, 2006, Solutia had 29,402 registered shareholders.

         The declaration and payment of dividends is made at the discretion of Solutia's board of directors. There was no annual dividend paid in 2005 or 2004. Solutia is currently prohibited by both the U.S. Bankruptcy Code and the DIP financing facility from paying dividends to shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

--------------------------------------------------------------------------------------------------------------------------
(Dollars and shares in millions, except
per share amounts)
                                               2005             2004           2003            2002            2001
                                               ----             ----           ----            ----            ----
OPERATING RESULTS:
------------------
NET SALES                                   $ 2,825          $ 2,697        $ 2,430          $2,299          $2,322
GROSS PROFIT                                    338              223             60             363             310
    As percent of net sales                      12%               8%             2%             16%             13%
MARKETING, ADMINISTRATIVE, AND
  TECHNOLOGICAL EXPENSES                        285              289            351             322             334
    As percent of net sales                      10%              11%            14%             14%             14%
OPERATING INCOME (LOSS)(1)                       52              (96)          (372)             38             (36)
    As percent of net sales                       2%              (4)%          (15)%             2%             (2)%
INCOME (LOSS) BEFORE TAXES                       25             (322)          (615)            (19)           (137)
INCOME (LOSS) FROM CONTINUING
  OPERATIONS (2), (3)                            11             (316)          (980)             (8)            (81)
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF TAX                         --               --             (2)             24              22
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX               (3)              --             (5)           (167)             --
NET INCOME (LOSS)                                 8             (316)          (987)           (151)            (59)

PER SHARE DATA:
---------------
BASIC AND DILUTED EARNINGS (LOSS) PER
  SHARE FROM CONTINUING OPERATIONS (3)        $0.11          $ (3.02)       $ (9.37)         $(0.08)         $(0.78)
WEIGHTED AVERAGE SHARES OUTSTANDING -
    BASIC AND DILUTED                         104.5            104.5          104.6           104.7           103.9
DIVIDENDS PER SHARE                              --               --             --            0.04            0.04
COMMON STOCK PRICE:
    HIGH                                       1.69             1.39           4.89           13.20           15.07
    LOW                                        0.33             0.15           0.23            2.81           11.25
    CLOSE                                      0.45             1.17           0.37            3.63           14.02

FINANCIAL POSITION - CONTINUING
-------------------------------
 OPERATIONS:
 -----------
TOTAL ASSETS                                $ 1,984          $ 2,076        $ 2,446          $2,706          $2,667
LIABILITIES NOT SUBJECT TO COMPROMISE         1,262            1,333          1,350           3,426           3,334
LIABILITIES SUBJECT TO COMPROMISE             2,176            2,187          2,221              --              --
LONG-TERM DEBT (4)                              247              285            294             839             626
SHAREHOLDERS' DEFICIT                        (1,454)          (1,444)        (1,125)           (249)           (113)

OTHER DATA FROM CONTINUING OPERATIONS:
--------------------------------------
WORKING CAPITAL (5)                         $    (4)         $    (3)       $    61          $ (270)         $ (569)
INTEREST EXPENSE (6)                             84              113            120              84              70
INCOME TAX EXPENSE (BENEFIT) (7)                 14               (6)           365             (11)            (43)
DEPRECIATION AND AMORTIZATION                   117              127            137             134             143
CAPITAL EXPENDITURES                             81               61             78              59              83
EMPLOYEES (YEAR-END)                          5,400            5,700          6,300           7,300           7,100
--------------------------------------------------------------------------------------------------------------------------

(1) Operating income (loss) includes net restructuring charges and other items of $15 million in 2005, $101 million in 2004, $333 million in 2003, $22 million in 2002 and $78 million in 2001.

(2) Income (loss) from continuing operations includes amortization expense of $12 million or $0.12 per share net of tax in 2001, which under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, adopted on January 1, 2002, is no longer recognized.

(3) Income (loss) from continuing operations includes net restructuring charges and other (gains)/charges of ($37 million), or ($0.35) per share in 2005, $179 million, or $1.71 per share in 2004, $890 million, or $8.51 per share in 2003, $15 million, or $0.14 per share in 2002, and $96 million, or $0.92 per share in 2001.

(4) Long-term debt excludes $668 million as of December 31, 2005 and 2004 and $625 million as of December 31, 2003 of debt classified as subject to compromise in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as a result of Solutia's Chapter 11 bankruptcy filing in 2003.

(5) Working capital is defined as total current assets less total current liabilities.

(6) Interest expense includes the one-time write-off of debt issuance costs of $25 million in 2004 and $14 million in 2003 due to the early refinancing of the underlying debt facilities.

(7) Income tax expense (benefit) includes an increase in valuation allowances of $10 million in 2005, $108 million in 2004, $547 million in 2003, and $11 million in 2001.

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

OVERVIEW

         Solutia's reportable segments and their major products and services are as follows:

     PERFORMANCE PRODUCTS AND SERVICES                            INTEGRATED NYLON
     ---------------------------------                            ----------------

SAFLEX(R) and VANCEVA(R) plastic interlayer              Nylon intermediate "building block"
                                                         chemicals
Polyvinyl butyral for KEEPSAFE(R), and KEEPSAFE
MAXIMUM(R) laminated window glass                        Nylon resins and polymers, including
                                                         VYDYNE(R) and ASCEND(R)
LLUMAR(R), VISTA(R) GILA(R) and FORMULA ONE(R)
professional and retail window films                     Carpet fibers, including the WEAR-DATED(R)
                                                         and ULTRON(R) brands
THERMINOL(R) heat transfer fluids
                                                         Industrial nylon fibers
DEQUEST(R) water treatment chemicals

SKYDROL(R) aviation hydraulic fluids and SKYKLEEN(R) brand of aviation solvents

ASTROTURF(R), CLEAN MACHINE(R), and CLEARPASS(R) entrance matting and automotive spray suppression flaps

Services for process research and development, scale-up manufacturing and small volume licensed production for the pharmaceutical industry

         Solutia evaluates the performance of its reportable segments based on segment earnings before interest expense and income taxes ("EBIT"), which includes marketing, administrative, technological and amortization expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment. Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, certain equity earnings from affiliates, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment. See Note 23 to the consolidated financial statements for further information.

Summary of Significant 2005 Events

Senior Management Changes
-------------------------

          Solutia has continued to restructure its senior management team during and subsequent to 2005. On February 22, 2006, Jeffry N. Quinn, Solutia's President and Chief Executive Officer, was elected by the board of directors as Chairman of the Board of Solutia. In connection with Mr. Quinn's election as Chairman of the Board, Paul H. Hatfield was named as the lead non-employee director. In March 2005, Jonathan P. Wright was appointed as Senior Vice President and President, Integrated Nylon and James R. Voss was appointed Senior Vice President, Business Operations. Mr. Wright leads Solutia's Integrated Nylon business, with responsibility for all commercial, operational and strategic aspects of the business. Mr. Voss has responsibility on an enterprise-wide basis for human resources, procurement, information technology, governmental affairs, communications and public affairs. In January 2006, Kent Davies joined Solutia as Senior Vice President and President, CPFilms. Mr. Davies leads Solutia's CPFilms business with responsibility for all commercial, operational and strategic aspects of the business. Ken Vickers, the prior president of CPFilms was named chairman emeritus of CPFilms and will assist Mr. Davies and continue to play an important role in the CPFilms business.

U.S. Hurricanes
---------------

         Hurricanes Dennis, Katrina and Rita, which affected the gulf coast region of the U.S. during 2005, had a significant impact on Solutia's manufacturing operations. Although Solutia's manufacturing facilities did not suffer significant physical damage, the manufacturing facility in Alvin, Texas was forced to completely shut down its operations ahead of Hurricane Rita as a precaution and the manufacturing facility in Pensacola, Florida was temporarily shut down as a result of Hurricane Dennis. In addition, reduced availability of key raw material and energy sources resulting from Hurricanes Rita and Katrina affected the ability of certain plants in the Integrated Nylon segment to operate at normal production rates. As a result, Solutia experienced significant costs involved in shutting down and restarting these operations, significant unabsorbed fixed costs and lost sales volumes. Furthermore, Solutia declared force majeure in late September 2005 for certain products within its Integrated Nylon segment as a result of the aforementioned raw material and utility supply limitations, some of which are a result of force majeure declarations by certain of Solutia's suppliers, resulting in additional lost sales volumes. The declaration of force majeure was lifted in late November 2005. In total, the amount of these aforementioned hurricane related costs was approximately $36 million in 2005. The hurricanes also resulted in a significant increase in raw material and energy prices during 2005. Solutia was successful in passing along a portion of these increases in raw materials and energy costs; however, approximately $25 million of these costs were directly absorbed by Solutia.

Reorganization Strategy
-----------------------

         In 2005, Solutia continued its stated reorganization strategy with a focus on the principal objectives of (i) managing the businesses to enhance Solutia's performance; (ii) making changes to Solutia's asset portfolio to maximize the value of the estate; (iii) achieving reallocation of "legacy liabilities"; and (iv) negotiating an appropriate capital structure. Solutia took steps in 2005 to enhance its financial performance including using the tools of bankruptcy and making changes to its asset portfolio, as explained below. Solutia also continues to pursue a reallocation of legacy liabilities in the bankruptcy proceeding through negotiations with the other constituents in the bankruptcy case. The Company will also be working in 2006 to obtain a proper capital structure upon emergence. However, as a result of the numerous uncertainties and complexities inherent in Solutia's bankruptcy proceedings, its ability and timing of emergence from bankruptcy is subject to significant uncertainty.

         PERFORMANCE ENHANCEMENT

         Solutia benefited in 2005 from several actions implemented during 2004 designed to enhance its performance. These included implementing significant general and administrative expense reductions; using more performance-based compensation and benefits programs; enacting key senior management changes; initiating a cost reduction program at Solutia's operating sites focused on actions such as lean manufacturing techniques, yield improvement, maintenance savings and utilities optimization; and implementing an enterprise-wide procurement effort. In addition, Solutia continued to use the tools of bankruptcy to renegotiate various contracts in 2005 which are expected to provide future benefits to Solutia.

         A key element of Solutia's reorganization strategy is a significantly more proactive commercial approach, one that recognizes that the long-term success of its customers requires a strong and dependable supplier. This new commercial perspective strives for a true partnership and is not based on the premise that the suppliers subsidize investments in materials, technology or people. Solutia's commercial approach has better managed with customers the risk of movements in the oil and energy markets, in some cases via formula pricing, to ensure the value chain remains connected to key raw material and energy cost inputs. Solutia intends to ensure the long term success of our customers by pricing its products adequately to fund customer-driven technology and innovation resulting in a stream of highly innovative and unique products and services.

         Solutia amended its DIP financing agreement on June 1, 2005, which reduces the interest rate on the term loan component of the DIP facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or 8.0 percent, extends the maturity date of the current facility to June 19, 2006 from the previous December 19, 2005 maturity date, and makes other minor modifications. No changes were made to the financial covenants contained in the DIP agreement aside from extending the financial covenant requirements to be commensurate with the new maturity date of the DIP agreement.

         Each of Solutia's U.S. labor unions ratified new five-year collective bargaining agreements in 2005 which set pension and health and welfare benefits for Solutia's employees who are represented by labor unions. The agreements, which take effect January 1, 2006, provide for changes to pension and welfare benefits consistent with those Solutia had previously implemented for U.S. non-union employees. Specifically, the union employees have agreed to freeze their pension plan, phase-out company-provided retiree medical benefits by October 31, 2016, and participate in a more cost-effective medical insurance program, effective January 1, 2006. These changes are consistent with previous steps Solutia has taken to achieve its objective of emerging with a cost structure that allows it to compete more effectively in the global environment.

         Solutia announced in 2005 that it is beginning the construction of a new SAFLEX(R) plastic interlayer plant in China with production anticipated to commence in mid-2007. The plant will focus on meeting the growing demands of the Chinese automotive market and the broader Asia Pacific region for Solutia's plastic interlayer products, as well as enhance Solutia's overall global cost position.

         PORTFOLIO EVALUATION

         Solutia's stated strategy is to build a portfolio of high-potential businesses that can consistently deliver returns in excess of Solutia's cost of capital. Solutia made several changes to re-shape its asset portfolio in 2004 as part of this strategy and continued these efforts in 2005 by making several changes including exiting the acrylic fibers operations due to continued losses resulting primarily from significant foreign competition. Solutia also announced that its Greenwood, South Carolina plant will be the primary production facility for nylon industrial fibers. As a result of this decision, Solutia shut down its nylon industrial fiber manufacturing unit at its plant in Pensacola, Florida in 2005.

         In addition, Astaris LLC ("Astaris"), a 50/50 joint venture with FMC Corporation ("FMC"), divested substantially all of its operating assets in the fourth quarter 2005. Under the terms of the agreement, Israel Chemicals Limited ("ICL") purchased substantially all of the operating assets of Astaris for $255 million, subject to certain purchase price adjustments. In addition, certain of the assets and liabilities of Astaris that were not included in the sale to ICL were transferred to Solutia and FMC. Generally, these assets and liabilities consisted of property originally contributed to the joint venture by Solutia and FMC, as well as associated liabilities. See Note 10 to the accompanying consolidated financial statements for further information.

         On March 1, 2006, pursuant to a stock purchase agreement among Solutia, Vitro S.A. de C.V. ("Vitro") and Vitro Plan, a wholly-owned subsidiary of Vitro, Solutia completed the acquisition of Vitro Plan's entire 51 percent stake in Quimica (originally formed in 1996 as a joint venture between Vitro, Vitro Plan, and Solutia) for approximately $20 million in cash. As a result of this agreement, Solutia became the sole owner of Quimica and its plastic interlayer plant located in Puebla, Mexico. Pursuant to the purchase agreement, Solutia and Vitro Plan (or its affiliates) also entered into supply agreements under which Solutia will provide Vitro and certain of its affiliates with 100 percent of their requirements for most SAFLEX(R) plastic interlayer products for up to five years.

         In late 2005, Solutia and Akzo Nobel N.V. ("Akzo") decided to explore the possible sale of Flexsys (a joint venture with Akzo).
Bear, Stearns International Limited ("Bear Stearns"), an investment banking firm, has been engaged to conduct the sale process for Flexsys and has contacted a variety of potential strategic buyers and private equity firms to assess interest in the Flexsys business. At this time there can be no assurance that a definitive agreement will be reached with any party and the owners and Bear Stearns reserve the right to terminate discussions with any or all parties and further participation in the process by any or all parties. Solutia continues to evaluate all available strategic options with respect to its Flexsys joint venture as part of its on-going reorganization strategy to re-shape its asset portfolio.

         In addition, Solutia continues to evaluate its options, including potential sales, with respect to certain of its non-core businesses and assets, including the pharmaceutical services business, in order to maximize the value of such non-core assets for stakeholders. For any sale of Flexsys, the pharmaceutical services business, or other businesses or assets directly or indirectly owned (or partially owned) by SESA to occur, SESA may need to obtain the consent of its Euronote bondholders. There can be no assurance than any potential sales being considered will occur.

         REALLOCATION OF LEGACY LIABILITIES

         On February 14, 2006, the Debtors filed with the Bankruptcy
Court their Plan of Reorganization (the "Plan") and Disclosure Statement (the "Disclosure Statement"). The Plan and Disclosure Statement are subject to Bankruptcy Court approval, the approval of various constituencies in the Chapter 11 Cases and the satisfaction of other contingencies. Until the Plan is confirmed by the Bankruptcy Court, the Plan and Disclosure Statement are subject to amendment and Solutia cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court, or any disclosure statement ultimately approved by the Bankruptcy Court, will be consistent with the terms of the Plan and Disclosure Statement. The Plan and Disclosure Statement along with the Relationship Agreement (as defined below) and Retiree Settlement Agreement, entered into among Solutia, the official committee of unsecured creditors and official committee of retirees appointed in the Chapter 11 Cases, Monsanto, certain retirees and the other parties thereto (the "Retiree Settlement"), set forth the terms of a global settlement the "Global Settlement") between Solutia, the Official Committee of Unsecured Creditors in the Debtors' Chapter 11 Cases (the "Unsecured Creditors' Committee"), Monsanto Company ("Monsanto") and Pharmacia. The Global Settlement provides for, among other things, the reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and the treatment various constituencies in the Chapter 11 Cases will receive under the Plan. The Disclosure Statement contains a description of the events that led up to the Debtors' bankruptcy filings, the actions the Debtors' have taken to improve their financial situation while in bankruptcy and a current description of the Debtors' businesses. The reallocation of liabilities between Solutia and Monsanto is set forth in a Relationship Agreement (the "Relationship Agreement") to be entered into between Solutia and Monsanto upon confirmation of the Plan. The Relationship Agreement was filed with the Bankruptcy Court on February 14, 2006 as an exhibit to the Plan. See Note 1 to the accompanying consolidated financial statements for a further summary of developments in Solutia's ongoing Chapter 11 bankruptcy case.

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

         Net sales and operating income (loss) of Solutia are as follows for the years ended December 31:

-----------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                                  2005          2004        2003
                                                                                       ----          ----        ----
Net Sales....................................................................        $2,825        $2,697      $2,430
                                                                                     ======        ======      ======

Operating Income (Loss):
    Performance Products and Services Segment Profit (Loss) (a)..............        $  130        $   52      $  (39)
    Integrated Nylon Segment Loss (a)........................................           (26)          (59)        (59)
         Add: Corporate Expenses.............................................           (63)          (89)       (268)
         Add: Equity (Earnings) Loss from Affiliates, Other (Income) Expense,
         and Reorganization Items, net included in Segment Profit (Loss).....            11            --          (6)
                                                                                     ------        ------      ------
Operating Income (Loss)......................................................        $   52        $  (96)     $ (372)
                                                                                     ======        ======      ======
Charges included in Operating Income (Loss)..................................        $  (15)       $ (101)     $ (333)
                                                                                     ======        ======      ======
-----------------------------------------------------------------------------------------------------------------------

(a) See Note 23 to the accompanying consolidated financial statements for description of the computation of operating segment profit (loss).

         The $128 million, or 5 percent, increase in net sales in 2005 reflects higher average selling prices of approximately 11 percent, partially offset by lower sales volumes of approximately 6 percent. Solutia's net sales for 2004 increased by $267 million, or 11 percent, as compared to 2003. This increase in net sales reflected higher average selling prices of approximately 6 percent, increased sales volumes of approximately 3 percent and favorable currency exchange rate fluctuations of approximately 2 percent.

         As indicated in the preceding table, operating results for each year were affected by various charges which are described in greater detail in the "Results of Operations" section below. Operating income improved by $148 million in 2005 as compared to 2004 primarily as a result of higher net sales and controlled spending, partially offset by higher overall raw material and energy costs. The 2004 results as compared to the 2003 results were favorably affected by higher net sales, controlled spending, lower postretirement expenses, favorable manufacturing variances and lower environmental remediation expenses, partially offset by higher overall raw material and energy costs.

Financial Information
---------------------

         Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the year-ended December 31, 2005 is presented as follows:

                                                Solutia and                                            Solutia and
                                              Subsidiaries in   Subsidiaries not in                    Subsidiaries
                                              Reorganization       Reorganization     Eliminations     Consolidated
                                              --------------    -------------------   ------------     ------------

Net sales.................................       $ 2,266              $  959            $ (400)          $ 2,825
Operating income (loss)...................           (57)                 81                28                52
Net income................................             8                  46               (46)                8

Total assets..............................         1,671                 781              (468)            1,984
Liabilities not subject to compromise.....           949                 470              (157)            1,262
Liabilities subject to compromise.........         2,176                  --                --             2,176
Total shareholders' equity (deficit)......        (1,454)                311              (311)           (1,454)

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

         Solutia believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the consolidated financial statements and require assumptions that can be highly uncertain at the time the estimate is made. Solutia considers the following items to be its critical accounting policies:

        |X| Environmental Remediation

        |X| Self-Insurance

        |X| Income Taxes

        |X| Impairment of Long-Lived Assets

        |X| Impairment of Goodwill and Indefinite-Lived Intangible Assets

        |X| Pension and Other Postretirement Benefits

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

         These estimates are critical because Solutia must forecast environmental remediation activity into the future, which is highly uncertain and requires a large degree of judgment. Therefore, the environmental reserves may materially differ from the actual liabilities if Solutia's estimates prove to be inaccurate, which could materially affect earnings in a given period. Uncertainties related to recorded environmental liabilities include changing governmental policy and regulations, judicial proceedings, the number and financial viability of other potentially responsible parties, the method and extent of remediation and future changes in technology. Because of these uncertainties, the potential liability for existing environmental remediation reserves not subject to compromise may range up to two times the amounts recorded. These valuations of future environmental costs do not contemplate the uncertainties inherent in Solutia's bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future environmental costs cannot be reasonably determined at this time. Due to these uncertainties, certain of the environmental liabilities have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2005, and have been excluded from the aforementioned range of possible outcomes of existing environmental remediation reserves. The estimate for environmental liabilities is a critical accounting estimate for both reportable segments.

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

         Actuarial reserve indications are projections of the remaining future payments for workers' compensation, product, general, automobile and operations liability claims for which Solutia is legally responsible. These projections are made in the context of an uncertain future where variations between estimated and actual amounts are attributable to many factors, including changes in operations, changes in judicial environments, shifts in the types or timing of the reporting of claims, changes in the frequency or severity of losses and random chance. The actuarial estimates of the reserve requirements fall within a range. The actuary's best estimate of the liability is generally near the middle of the actuary's range; accordingly, Solutia has recorded the liability at this level. Solutia estimates that both the high and low ends of the range generally approximate the recorded liability. These valuations of future self-insurance costs do not contemplate the uncertainties inherent in Solutia's bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future self-insurance costs cannot be reasonably determined at this time. Due to these uncertainties, certain of the self-insurance liabilities have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2005, and have been excluded from the range of possible outcomes of existing self-insurance reserves. The estimate for self-insurance liabilities is a critical accounting estimate for both reportable segments.

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

         The expected long-term rate of return on pension plan assets assumption was 9.0 percent in both 2005 and 2004. The expected long-term rate of return on pension plan assets assumption is based on the target asset allocation policy and the expected future rates of return on these assets. See Note 17 to the accompanying consolidated financial statements for

Solutia's historical and target allocation of plan assets for the pension plans. A hypothetical 25 basis point change in the assumed long-term rate of return would result in a change of approximately $1 million to pension expense.

         The discount rate used to remeasure the pension plans was 5.50 percent in both 2005 and 2004, and the discount rates to remeasure the other postretirement benefit plans were 5.50 percent in 2005 and 5.25 percent in 2004. Solutia establishes its discount rate based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan. A hypothetical 25 basis point change in the discount rate for Solutia's pension plans results in a change of approximately $19 million in the projected benefit obligation and less than a $1 million change in pension expense. A hypothetical 25 basis point change in the discount rate for Solutia's OPEB plans results in a change of approximately $8 million in the accumulated benefit obligation and less than approximately $1 million change to OPEB expense.

         Solutia estimated the five-year assumed trend rate for healthcare costs in 2005 to be 8 percent with the ultimate trend rate for healthcare costs grading by 1 percent each year to 5 percent by 2008 and remaining at that level thereafter. A 1 percent change in the assumed health care cost trend rate would have changed the postretirement benefit obligation by $3 million as of December 31, 2005 and would have had a less than $1 million change to OPEB expense in 2005. Solutia's costs for postretirement medical benefits are capped for many current retirees and active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

         These valuations of future pension and other postretirement costs do not include the uncertainties inherent in Solutia's Chapter 11 bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future spending for these items cannot be reasonably determined at this time. Due to these uncertainties, all pension and postretirement liabilities related to Solutia entities that have filed Chapter 11 bankruptcy have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2005.


RESULTS OF OPERATIONS

Performance Products and Services

----------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                             2005      2004       2003
                                                                                  ----      ----       ----

Net Sales....................................................................    $1,183    $1,109     $1,038
                                                                                 ======    ======     ======

Segment Profit (Loss)........................................................    $  130    $   52     $  (39)
                                                                                 ======    ======     ======
    Net Charges and Reorganization Items, net included in Segment Profit
    (Loss)...................................................................    $  (10)   $  (63)    $ (143)
                                                                                 ======    ======     ======
----------------------------------------------------------------------------------------------------------------

         The $74 million, or 7 percent, increase in 2005 net sales compared to 2004 resulted from higher selling prices of approximately 3 percent, increased sales volumes of approximately 3 percent and favorable currency exchange rate fluctuations of approximately 1 percent. Higher average selling prices were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products, LLUMAR(R) and VISTA(R) professional film products and THERMINOL(R) heat transfer fluids. Increased sales volumes were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products and THERMINOL(R) heat transfer fluids, partially offset by lower volumes due to the cessation of Solutia's chlorobenzenes operations in 2004.

         The $71 million, or 7 percent, increase in 2004 net sales compared to 2003 resulted from higher sales volumes of approximately 5 percent and favorable currency exchange rate fluctuations of approximately 4 percent, partially offset by lower average selling prices of approximately 2 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products and in LLUMAR(R) professional window film products, partially offset by lower volumes due to the cessation of certain operations beginning in the fourth quarter 2003, including the shut-down of certain chlorobenzenes, feed ingredients and L-Aspartic operations. In addition, net sales were positively affected by the strengthening euro in relation to the U.S. dollar in 2004. Lower average selling prices were experienced primarily in SAFLEX(R) plastic interlayer products in comparison to 2003, resulting principally from the completion of new sales contracts in a competitive pricing environment.

         The $78 million improvement in 2005 segment profit in comparison to 2004 resulted principally from lower charges and higher net sales, partially offset by higher raw material and energy costs. Segment profit in 2005 included $8 million of reorganization items which consisted primarily of adjustments to record certain pre-petition claims at estimated amounts of the allowed claims, as well as $2 million of restructuring charges consisting principally of severance costs for non-debtor entities that was not included within reorganization items. Segment profit in 2004 included $61 million of charges, including $18 million of restructuring costs related principally to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, and $3 million of asset write-offs and repairs and maintenance charges resulting from the impact of Hurricane Ivan at the Martinsville, Virginia plant. Also included in the 2004 segment results is an asset impairment charge within the Pharmaceutical Services business related to fixed assets of approximately $12 million. In addition, a charge of $28 million is included to write down intangible assets within the Pharmaceutical Services business. These charges within the Pharmaceutical Services business were precipitated by the declining estimates of forecasted results given current economic and market conditions within the pharmaceutical services business environment. See Notes 7 and 8 to the accompanying consolidated financial statements for further discussion of these impairment charges. Segment profit in 2004 also included $2 million of reorganization items involving primarily severance related costs incurred as part of Solutia's overall reorganization process.

         The $91 million improvement in 2004 segment profit in comparison to 2003 resulted principally from lower charges, higher net sales and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, partially offset by higher raw material and energy costs. Segment profit in 2004 included $61 million of charges and $2 million of reorganization items as described above while charges in 2003 included $47 million of restructuring charges for workforce reductions, write-down of assets, and contract termination costs. Also included in the 2003 segment results is an asset impairment charge within the Pharmaceutical Services business related to fixed assets of $18 million. In addition, a charge of $78 million was included to write down goodwill and certain indefinite-lived and finite-lived intangible assets within the Pharmaceutical Services business. These charges within the Pharmaceutical Services business were also precipitated by the declining estimates of forecasted results given existing economic and market conditions within the pharmaceutical services business environment.


Integrated Nylon

---------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                             2005      2004       2003
                                                                                  ----      ----       ----

Net Sales....................................................................    $1,642    $1,588     $1,392
                                                                                 ======    ======     ======

Segment Loss.................................................................    $  (26)   $  (59)    $  (59)
                                                                                 ======    ======     ======
    Net Charges included in Segment Loss.....................................    $  (14)   $   (5)    $   (5)
                                                                                 ======    ======     ======
---------------------------------------------------------------------------------------------------------------

         The $54 million, or 3 percent, increase in 2005 net sales as compared to 2004 resulted primarily from higher average selling prices of approximately 16 percent, partially offset by lower sales volumes of approximately 13 percent. Average selling prices increased in all businesses primarily in response to the escalating cost of raw materials. Sales volumes were negatively affected by Hurricanes Dennis, Katrina and Rita, which forced certain manufacturing facilities to reduce production rates due to the shortages of certain raw materials. Furthermore, Solutia declared force majeure in late September 2005 for certain products within its Integrated Nylon segment as a result of the these raw material and utility supply limitations some of which are a result of force majeure declarations by certain of Solutia's suppliers. The force majeure declaration was removed by Solutia in late November 2005. In addition, as a precaution for Hurricane Rita, the manufacturing facility in Alvin, Texas was forced to completely shut down its operations. This production slowdown did not allow Solutia to fully meet customer demand while certain customers were unable to take product due to their own operational issues resulting from the hurricanes. Sales volumes were also adversely affected as a result of Solutia's shutdown of the acrylic fibers operations in the second quarter 2005 but were partially offset because certain Solutia produced intermediate chemicals previously supplied to the acrylic fiber operations were sold into the intermediates merchant market. In addition, sales volumes were negatively impacted in 2005 as a result of contract rejections and terminations in the intermediate chemicals business in 2004.

         The $196 million, or 14 percent, increase in 2004 net sales as compared to 2003 resulted primarily from higher average selling prices of approximately 12 percent and sales volume increases of approximately
2 percent. Average selling prices increased in all businesses in response to the escalating cost of raw materials, with the largest recovery in the carpet fibers and intermediates businesses. Carpet fiber increases resulted from price increases implemented across several segments, and the intermediate chemicals business benefited from an overall increase in market prices for key products as well as formula-based sales contracts tied to raw material costs. Increased sales volumes were experienced principally in carpet fibers and nylon plastics and polymers, partially offset by lower volumes resulting from restructuring actions taken in the acrylic fibers business in 2003 and contract rejections and terminations in the intermediate chemicals business in 2004.

         Segment losses decreased $33 million in 2005 as compared to 2004 primarily as a result of higher net sales, partially offset by higher raw material and energy costs of approximately $176 million. In addition, segment loss was affected by the aforementioned hurricanes experienced in 2005. Although Solutia's manufacturing facilities did not suffer significant physical damage, the manufacturing facility in Alvin, Texas was forced to completely shut down its operations ahead of Hurricane Rita as a precaution. Further, reduced availability of key raw material and energy sources affected the ability of certain plants to operate at normal production levels. As a result, Solutia has experienced significant costs involved in shutting down and restarting these operations, significant unabsorbed fixed costs and lost sales volumes. Furthermore, the aforementioned declaration of force majeure by Solutia and certain of its customers as a result of the hurricanes had a negative impact on segment profit in 2005. In total, the amount of these aforementioned hurricane related costs was approximately $36 million in 2005. The hurricanes also resulted in a significant increase in raw material and energy prices during 2005. Solutia was successful in passing along a portion of these increases in raw materials and energy costs; however, approximately $19 million of these costs were directly absorbed by the Integrated Nylon segment. Further, it is anticipated segment profit in the first quarter 2006 will be negatively impacted by higher than expected costs experienced as part of a planned shut-down at the manufacturing facility in Alvin, Texas.

         Segment profit in 2005 also included reorganization items of $14 million comprised of $13 million principally due to the shut-down of the acrylic fibers operations and $1 million of other restructuring charges. The shut-down costs included $12 million of asset write-downs, $7 million of decontamination and dismantling costs and $4 million of severance and retraining costs, partially offset by a $7 million gain from the reversal of the LIFO reserve associated with the inventory sold and/or written off as part of the business shut-down and a $3 million gain from the sale of certain acrylic fibers assets. In addition, segment profit in 2004 was affected by $5 million of charges resulting from the impact of Hurricane Ivan at the Pensacola, Florida and Foley, Alabama manufacturing facilities involving primarily repairs and maintenance costs, as well as asset write-offs.

         Segment losses in total in 2004 were comparable to 2003; however, affecting 2004 segment losses compared to 2003 were higher net sales, controlled spending and favorable manufacturing variances resulting from cost containment activities and increased capacity utilization, offset primarily by higher raw material and energy costs of approximately $230 million. In addition, segment loss in 2004 included $5 million of charges as described above while segment loss in 2003 included severance charges of $5 million associated with workforce reductions.


Corporate Expenses

-----------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                                2005         2004        2003
                                                                                     ----         ----        ----

Corporate Expenses...........................................................        $ 63         $ 89        $ 268
                                                                                     ====         ====        =====
    Net Charges included in Corporate Expenses...............................        $(13)        $(35)       $(185)
                                                                                     ====         ====        =====
-----------------------------------------------------------------------------------------------------------------------

         Corporate expenses decreased by $26 million, or 29 percent, in 2005 as compared to 2004 principally due to lower charges and other declines in corporate spending. Included in 2005 and 2004 corporate expenses were $13 million and $35 million, respectively, of net pension and other postretirement benefit plan curtailments and settlements (as more fully described in Note 17 to the accompanying consolidated financial statements). In addition, Solutia experienced continued benefits in 2005 of cost reduction measures taken in the second half of 2004 as part of implementing its overall reorganization strategy, partially offset by a modest increase in legal costs.

         Corporate expenses in 2004 and 2003 were affected by various charges. Included in 2004 results were $35 million of net charges as described above while in 2003 Solutia recorded a $99 million charge related to Solutia's share of the Anniston litigation settlement and to increase certain other litigation accruals; a $35 million charge for pension settlements resulting from the significant amount of lump sum distributions from the pension plan during 2003; $27 million in charges for environmental remediation and funding of an educational trust related to the partial consent decree in Anniston, Alabama; a $20 million charge to increase environmental reserves related to exiting the Nitro, West Virginia facility; and $4 million in severance charges for workforce reductions. Also benefiting 2004 results as compared to 2003 were lower litigation, postretirement and environmental remediation expenses, as well as lower headcount. Additionally, reorganization related professional advisory fees were recorded in Reorganization Items, net in 2004 as compared to 2003 when they were recorded in Corporate Expenses until the bankruptcy filing in December 2003.

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


Equity Earnings (Loss) from Affiliates

------------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                                    2005       2004        2003
                                                                                         ----       ----        ----

Flexsys Equity Earnings (Loss)...................................................        $ 35      $ (20)      $ (20)
Astaris LLC Equity Earnings (Loss)...............................................          59         (7)       (114)
Other Equity Earnings (Loss) from Affiliates included in Reportable Segment
     Profit (Loss)...............................................................           2          1           1
                                                                                         ----      -----       -----
Equity Earnings (Loss) from Affiliates...........................................        $ 96      $ (26)      $(133)
                                                                                         ====      =====       =====
    Gains/(Charges) included in Equity Earnings (Loss) from Affiliates...........        $ 52      $ (49)      $(134)
                                                                                         ====      =====       =====
------------------------------------------------------------------------------------------------------------------------

         Equity earnings (loss) from affiliates were affected by various items in both 2005 and 2004. During 2005 equity earnings from affiliates was impacted by a $50 million net gain realized in the Astaris joint venture from the sale of a majority of its assets. Under the terms of the agreement, Israel Chemicals Limited ("ICL") purchased substantially all of the operating assets of Astaris for $255 million, subject to certain purchase price adjustments. Equity earnings in 2005 also included $2 million of net gains related to the Flexsys joint venture comprising a one-time, non-operational gain of $5 million, partially offset by $3 million of various restructuring charges. During 2004, equity loss from affiliates was negatively affected by $49 million in restructuring and litigation charges resulting from (i) restructuring charges related to production asset rationalization and certain plant closures at both the Flexsys and Astaris joint ventures; (ii) severance charges at both the Flexsys and Astaris joint ventures; and (iii) charges recorded by the Flexsys joint venture related to litigation contingencies. Also included in the 2005 results compared to 2004 were higher earnings from both Astaris and Flexsys. Astaris' earnings improved as a result of improved product mix due to the 2004 restructuring activities discussed above and higher average net selling prices. Flexsys' earnings improved primarily due to higher average net selling prices.

         Equity earnings (loss) from affiliates were affected by various items in both 2004 (as described above) and 2003. During 2003, equity loss from affiliates was negatively affected by $134 million in charges resulting from (i) the Astaris joint venture's selective production asset and product rationalizations, including the closure of the Conda, Idaho, purified phosphoric acid facility, which had performed significantly below expectations since its start-up in 2001; (ii) restructuring charges related to production asset rationalization and certain plant closures at the Flexsys joint venture; (iii) severance charges at both the Flexsys and Astaris joint ventures; and (iv) charges recorded by the Flexsys joint venture related to litigation contingencies. Also included in the 2004 results compared to 2003 were higher earnings from both Astaris and Flexsys. Astaris' earnings improved primarily as a result of higher average selling prices, lower fixed costs resulting from the aforementioned restructuring activities and lower interest expense and Flexsys' earnings improved primarily through a more favorable mix of net sales.

Interest Expense

-----------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                                2005        2004         2003
                                                                                     ----        ----         ----
Interest Expense.............................................................        $  84      $  113       $  120
                                                                                     =====      ======       ======
Charges included in Interest Expense.........................................        $  --      $  (25)      $  (14)
                                                                                     =====      ======       ======
-----------------------------------------------------------------------------------------------------------------------

         The $29 million, or 26 percent, decrease in interest expense in 2005 in comparison to 2004 resulted principally from the write-off of unamortized debt issuance costs of $25 million in 2004. In addition, Solutia amended its DIP financing agreement on June 1, 2005, which among other items reduced the interest rate on the term loan component of the DIP facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or 8.0 percent. The amount of contractual interest not recorded was $32 million in both 2005 and 2004.

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


Other Income, net

----------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                               2005         2004        2003
                                                                                    ----         ----        ----

Other Income, net............................................................       $ 10         $  1        $ 11
                                                                                    ====         ====        ====
    Other Income, net included in Reportable Segment Profit (Loss) ..........       $  9         $  1        $  5
                                                                                    ====         ====        ====
    Net Gains included in Other Income, net..................................       $ --         $ --        $  4
                                                                                    ====         ====        ====
----------------------------------------------------------------------------------------------------------------------

         Other income, net increased $9 million in 2005 as compared to 2004 primarily as a result of gains experienced from the sale of various non-operating assets in 2005 coupled with lower currency losses. The $10 million decrease in other income, net in 2004 as compared to 2003 resulted principally from lower one-time gains and higher realized foreign currency losses, partially offset by higher interest income. During 2003, Solutia realized a benefit of $4 million related to the recovery of certain receivables, established prior to 1997, which had previously been written off.

Reorganization Items, net

----------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                               2005         2004        2003
                                                                                    ----         ----        ----

Reorganization Items, net ...................................................       $ 49         $ 73        $  1
                                                                                    ====         ====        ====
    Reorganization Items, net included in Reportable Segment Profit (Loss) ..       $ 22         $  2        $ --
                                                                                    ====         ====        ====
----------------------------------------------------------------------------------------------------------------------

         Reorganization Items, net are presented separately in the Statement of Consolidated Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in 2005 included $49 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; a $31 million net gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded; $12 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; $10 million of net charges for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; and $9 million of other reorganization charges primarily involving costs incurred with exiting the acrylic fibers operations.

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


Income Tax Expense (Benefit)

-----------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                                2005        2004        2003
                                                                                    ----         ----        ----

Income Tax Expense (Benefit) ................................................       $  14        $ (6)       $ 365
                                                                                    =====        ====        =====
    Increase in Valuation Allowances included in Income Tax Expense
    (Benefit)................................................................
                                                                                    $  12        $108        $ 547
                                                                                    =====        ====        =====
-----------------------------------------------------------------------------------------------------------------------

         Solutia's effective income tax expense (benefit) rate was approximately 56 percent in 2005 compared to approximately (2) percent in 2004. Increases in valuation allowances in 2005 were $21 million, of which $12 million was recorded in Income Tax Expense (Benefit) in the Statement of Consolidated Operations and $9 million was recorded in Accumulated Other Comprehensive Loss in the Statement of Consolidated Comprehensive Loss, as compared to increases in valuation allowances in 2004 of $110 million, of which $108 million was recorded in Income Tax Expense (Benefit) in the Statement of Consolidated Operations and $2 million was recorded in Other Comprehensive Loss in the Statement of Consolidated Comprehensive Loss. The additional valuation allowances in both 2005 and 2004 were provided principally for the U.S. deferred tax assets as a result of Solutia's Chapter 11 bankruptcy filing (as more fully described in Note 14 to the accompanying consolidated financial statements).

         Solutia's effective income tax expense (benefit) rate was approximately (2) percent in 2004 compared to approximately 59 percent in 2003. The above noted valuation allowance increases in 2004 and 2003 were the primary differences in comparing the 2004 and 2003 rates.


Cumulative Effect of Change in Accounting Principle

Asset Retirement Obligations
----------------------------

         In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement, including those that may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available.

         Upon adoption of SFAS No. 143 as of January 1, 2003, Solutia identified certain conditional asset retirement obligations; however, these obligations were not recorded due to uncertainties involved with the determination of settlement timing. With the clarification outlined by FIN 47 for valuation of conditional asset retirement obligations, Solutia reevaluated the valuation concerns involving settlement timing for these conditional asset retirement obligations and accordingly reported an asset retirement obligation of $7 million as of December 31, 2005. These obligations involve various federal, state and local regulations and/or contractual obligations to decontaminate and/or dismantle certain machinery and equipment, buildings, and leasehold improvements at Solutia's various operating locations.

         Asset retirement obligations were estimated for each of the Solutia's operating locations, where applicable, based upon Solutia's current and historical experience, adjusted for factors that a third-party would consider, such as overhead, profit and market risk premium. Estimated obligations were escalated based upon the anticipated timing of the related cash flows using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate. The impact of adoption resulted in a charge of $3 million recorded as a cumulative effect of change in accounting principle (net of tax) in the Statement of Consolidated Operations in 2005.

Variable Interest Entities
--------------------------

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation, as amended, provides guidance related to identifying variable interest entities ("VIEs") and determining whether such entities should be consolidated. Solutia adopted the provisions of the Interpretation in 2003. Solutia has a synthetic lease related to its corporate headquarters in St. Louis, Missouri, entered into in 1999, that qualifies as a VIE. Based on the terms of the lease agreement and the residual value guarantee Solutia provides to the lessor, Solutia concluded it is the primary beneficiary of the VIE. As a result, in 2003 Solutia consolidated the property, plant and equipment of $37 million and long-term debt of $43 million held by this VIE, and recorded minority interest of $1 million and a resulting after-tax charge of $5 million, reported as a cumulative effect of a change in accounting principle, net of tax. The assets and liabilities of $37 million and $43 million, respectively, which were consolidated as part of adoption of this Interpretation, were not included within the Statement of Consolidated Cash Flows for the year ended December 31, 2003, as these items represent non-cash transactions upon adoption of this Interpretation.

Summary of Events Affecting Comparability

         In 2005, 2004 and 2003 certain events affecting comparability were recorded in Reorganization Items, net in the Statement of Consolidated Operations. A comparison of reorganization items for these periods respectively is provided in the above Results of Operations section, as well as Note 3 to the accompanying consolidated financial statements. Charges and gains recorded in 2005, 2004 and 2003 and other events affecting comparability recorded outside of reorganization items have been summarized in the table below (dollars in millions):

                                                                                      2005
                                                  -------------------------------------------------------------------------
             INCREASE/(DECREASE)                   PERFORMANCE
                                                   PRODUCTS AND           INTEGRATED        CORPORATE/
                                                     SERVICES               NYLON             OTHER         CONSOLIDATED
                                                     --------               -----             -----         ------------
IMPACT ON:

Cost of goods sold..........................          $  2                   $--              $ --              $  2       (a)
                                                        --                    --                 9                 9       (b)
                                                  -------------------------------------------------------------------------
Total cost of goods sold ...................             2                    --                 9                11
Marketing ..................................            --                    --                 1                 1       (b)
Administrative .............................            --                    --                 2                 2       (b)
Technological ..............................            --                    --                 1                 1       (b)
                                                  -------------------------------------------------------------------------
OPERATING INCOME IMPACT.....................            (2)                   --               (13)              (15)

Equity income from affiliates...............            --                    --                52                52       (c)
                                                  -------------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.............            (2)                   --                39                37
                                                  ===================================================
Income tax impact...........................                                                                      --       (d)
                                                                                                         ------------------
AFTER-TAX INCOME STATEMENT IMPACT...........                                                                    $ 37
                                                                                                                ====

     2005 EVENTS
     -----------
a) Restructuring costs related principally to severance and retraining costs ($2 million pre-tax and after-tax).

b) Net pension and other postretirement benefit plan curtailments and settlements, as more fully described in Note 17 to the accompanying consolidated financial statements ($13 million pre-tax and after-tax - see note (d) below).



c) Net one-time gains related to Solutia's Flexsys and Astaris joint ventures, in each of which Solutia has a fifty percent interest. Astaris included a one-time gain of $50 million related to the sale of substantially all of its operating assets to ICL, as further described above. Flexsys included a one-time, non-operational gain of $5 million, partially offset by $3 million of various restructuring charges ($52 million pre-tax and after-tax - see note
         (d) below).

d) With the exception of item (a) above, which primarily relates to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

                                                                                      2004
                                                  -------------------------------------------------------------------------
             INCREASE/(DECREASE)                   PERFORMANCE
                                                   PRODUCTS AND           INTEGRATED        CORPORATE/
                                                     SERVICES               NYLON             OTHER         CONSOLIDATED
                                                     --------               -----             -----         ------------
IMPACT ON:

Cost of goods sold..................                   $ 18                  $--              $  --            $  18       (e)
                                                         --                                      26               26       (f)
                                                         12                   --                 --               12       (g)
                                                          3                    5                 --                8       (h)
                                                          1                   --                 --                1       (i)
                                                         (1)                  --                 --               (1)      (j)
                                                    ----------------------------------------------------------------------
Total cost of goods sold ..........                      33                    5                 26               64
Marketing ..........................                     --                   --                  2                2       (f)
Administrative .....................                     --                   --                  4                4       (f)
Technological ......................                     --                   --                  3                3       (f)
Impairment of intangible assets ....                     28                   --                 --               28       (k)
                                                    ----------------------------------------------------------------------
OPERATING LOSS IMPACT...............                    (61)                  (5)               (35)            (101)

Equity loss from affiliates.........                     --                   --                (49)             (49)      (l)
Interest expense....................                     --                   --                (25)             (25)      (m)
Loss on debt modification...........                     --                   --                (15)             (15)      (n)
                                                    ----------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.....                   $(61)                 $(5)             $(124)            (190)
                                                    ===================================================
Income tax benefit impact...........                                                                             (11)      (o)
                                                                                                        ------------------
AFTER-TAX INCOME STATEMENT IMPACT...                                                                           $(179)
                                                                                                               =====

     2004 EVENTS
     -----------
e) Restructuring costs related principally to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including costs for decommissioning and dismantling activities, future costs for non-cancelable operating leases, and severance and retraining costs ($18 million pre-tax and after-tax - see note (o) below).

f) Net pension and other postretirement benefit plan curtailments and settlements, as more fully described in Note 17 to the accompanying consolidated financial statements ($35 million pre-tax and after-tax - see note (o) below).

g) Impairment of fixed assets in the Pharmaceutical Services business ($12 million pre-tax and $8 million after-tax).

h) Losses incurred directly related to the hurricanes experienced in the U.S. in 2004 resulting in the disruption of operations and property damage at Solutia's operations in the Integrated Nylon chain located principally in the Southeastern part of the U.S., and the Performance Products and Services location in Martinsville, Virginia. These costs included primarily asset write-offs and repairs and maintenance costs ($8 million pre-tax and after-tax - see note (o) below).

i) Loss on the sale of the assets of Axio Research Corporation ($1 million pre-tax and after-tax - see note (o) below).



j) Gain resulting from the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities in Solutia's Pharmaceutical Services business ($1 million pre-tax and after-tax).

k) Write-down of non-deductible goodwill in accordance with SFAS No. 142 ($23 million pre-tax and after-tax) and of finite-lived intangible assets in accordance with SFAS No. 144 ($5 million pre-tax and $4 million after-tax); both charges within the Pharmaceutical Services business.

l) Charges related to the Flexsys and Astaris joint ventures associated with litigation matters and restructuring activities involving contract rejections and terminations, dismantling costs, asset impairments and severance charges ($49 million pre-tax and after-tax - see note (o) below).

m) Write-off of unamortized debt issuance costs related to the October 2003 and interim DIP credit facilities; both were retired in January 2004 with proceeds from the final DIP facility ($25 million pre-tax and after-tax - see note (o) below).

n) Loss due to the modification of Solutia's Euronotes in January 2004 ($15 million pre-tax and $9 million after-tax).

o) With the exception of items (g), (j), (k) and (n) above, which primarily relate to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

                                                                                      2003
                                                  ------------------------------------------------------------------------
                                                   PERFORMANCE
                                                   PRODUCTS AND           INTEGRATED        CORPORATE/
-------------------------------------------------    SERVICES               NYLON             OTHER         CONSOLIDATED
             INCREASE/(DECREASE)                     --------               -----             -----         ------------
--------------------------------------------------------------------------------------------------------------------------
Cost of goods sold..............................      $  37                  $ 5              $  --            $  42          (p)
                                                         18                   --                 --               18          (q)
                                                         --                   --                 27               27          (r)
                                                         --                   --                 26               26          (s)
                                                         --                   --                 99               99          (t)
                                                         --                   --                 20               20          (u)
                                                     ---------------------------------------------------------------------
Total cost of goods sold........................         55                    5                172              232
Marketing.......................................          2                   --                 --                2          (p)
                                                         --                   --                  2                2          (s)
Administrative..................................          2                   --                  4                6          (p)
                                                         --                   --                  4                4          (s)
Technological...................................          6                   --                 --                6          (p)
                                                         --                   --                  3                3          (s)
Impairment of intangible assets.................         78                   --                 --               78          (v)
                                                     ---------------------------------------------------------------------
OPERATING LOSS IMPACT...........................       (143)                  (5)              (185)            (333)
Equity loss from affiliates.....................         --                   --               (134)            (134)         (w)
Interest expense................................         --                   --                (14)             (14)         (x)
Other income, net...............................         --                   --                  4                4          (y)
                                                     ---------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.................      $(143)                 $(5)             $(329)            (477)
                                                     ======================================================
Income tax expense..............................                                                                 413          (z)
                                                                                                           ---------------
AFTER-TAX INCOME STATEMENT IMPACT...............                                                               $(890)
                                                                                                           ===============

         2003 EVENTS
         -----------
p) Restructuring charges for workforce reductions across all world areas and functions of Solutia, write-down of assets, and contract termination costs ($56 million pre-tax and after-tax - see note (z) below).

q) Impairment of fixed assets in the Pharmaceutical Services business ($18 million pre-tax and $16 million after-tax).



r) Charge for environmental remediation and funding for an educational trust related to the partial consent decree in Anniston, Alabama ($27 million pre-tax and after-tax - see note (z) below).

s) Losses from pension settlements, as more fully described in Note 17 to the accompanying consolidated financial statements ($35 million pre-tax and after-tax - see note (z) below).

t) Charge related to Solutia's share of the Anniston litigation settlement and to increase certain other litigation accruals ($99 million pre-tax and after-tax - see note (z) below).

u) Increase to environmental reserves related to exiting the Nitro, West Virginia facility ($20 million pre-tax and after-tax - see note (z) below).

v) Write-down of non-deductible goodwill and other indefinite-lived intangible assets in accordance with SFAS No. 142 ($64 million pre-tax and after-tax) and of finite-lived intangible assets in accordance with SFAS No. 144 ($14 million pre-tax and after-tax); both charges within the Pharmaceutical Services business.

w) Restructuring and litigation charges incurred at the Flexsys and Astaris joint ventures related to asset impairments, severance charges, and litigation expenses ($134 million pre-tax and after-tax - see note (z) below).

x) Write-off of unamortized debt issuance cost related to the credit facility refinanced during 2003 ($14 million pre-tax and after-tax - see note (z) below).

y) Recovery of certain receivables, established prior to 1997, which had previously been written off ($4 million pre-tax and after-tax - see note (z) below).

z) With the exception of items (q) and (v) above, which primarily relate to ex-U.S. operations, the above items are considered to have the same pre-tax and after-tax impact as the tax benefit or expense realized from these events are offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

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

         Expenditures for environmental capital projects were approximately $8 million in both 2005 and 2004, and $7 million in 2003. Expenditures for the management of environmental programs and remediation activities were approximately $62 million, $69 million and $96 million in 2005, 2004 and 2003, respectively. Included in environmental program management is the operation and maintenance of current operating facilities for environmental control, which is expensed in the period incurred, and $12 million, $19 million and $33 million in 2005, 2004 and 2003, respectively, for remediation activity, which was charged against recorded environmental liabilities. Recoveries from third parties were less than $1 million, $2 million and $4 million in 2005, 2004 and 2003, respectively.

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $71 million and $78 million as of December 31, 2005 and 2004, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Statement of Consolidated Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately expects to seek recovery against other potentially responsible parties at certain of these locations. Solutia spent $12 million in 2005 for remediation of these properties. In 2006, Solutia anticipates spending a similar amount related to these properties currently owned or operated by Solutia.

         Solutia had an accrued liability of $82 million as of both December 31, 2005 and 2004 for properties not owned or operated by Solutia which was classified as subject to compromise in the Statement of Consolidated Financial Position. Under the Plan and Relationship Agreement, as between Monsanto and Solutia, Monsanto will accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility at the Solutia Spinoff but which were never owned or operated by Solutia. This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto will share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. Remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. In addition, Solutia has not adjusted its recorded environmental liabilities classified as subject to compromise for ongoing remediation activities at these sites since the inception of Solutia's bankruptcy case.

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

         Claims for legal matters arising prior to Solutia's Chapter 11 bankruptcy filing will be addressed in the bankruptcy proceedings. As a result of the Chapter 11 petition, an automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's pre-petition accrued liability for litigation of $136 million and $141 million as of December 31, 2005 and 2004, respectively, has been classified as subject to compromise in the Statement of Consolidated Financial Position. In general, all claims against Solutia that seek a recovery of assets of Solutia's estate will be addressed in the Chapter 11 bankruptcy process and paid only pursuant to the terms of a confirmed plan of reorganization. However, pursuant to a bankruptcy court order, Solutia made a $5 million payment with respect to pre-petition legal proceedings in both 2005 and 2004. Solutia cannot forecast the level of future pre-petition self-insurance spending and anticipated levels of recoveries based upon the inherent uncertainty underlying the bankruptcy proceedings.

         Solutia had an accrued liability of $9 million and $7 million as of December 31, 2005 and 2004, respectively, for post-petition self-insurance liabilities including workers' compensation, product, general, automobile and operations liability claims. Self-insurance expense was $4 million in both 2005 and 2004 and $82 million in 2003. The decrease in self-insurance expense in 2004 compared with 2003 was principally a result of an increase in the existing reserve levels in 2003 up to the discounted settlement amount in the Anniston PCB litigation settlement coupled with lower overall settlement accruals and legal expenses due to the aforementioned stay with respect to pre-petition litigation. Cash payments for self-insurance matters were $8 million in 2005, $9 million in 2004, and $50 million in 2003, whereas recoveries from insurance carriers were less than $1 million in 2005, $7 million in 2004, and $8 million in 2003. Included in the 2005 and 2004 payments was a $5 million scheduled payment with respect to the 2003 Anniston PCB litigation settlement paid pursuant to a bankruptcy court order.

EMPLOYEE BENEFITS

         Employee benefits include noncontributory defined benefit pension plans and other postemployment benefits ("OPEB") that provide certain health care and life insurance benefits. Solutia also has stock option plans covering officers and employees and a non-employee director compensation plan for non-employee members of Solutia's board of directors.

         Under the provisions of SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, measurement of the obligations under the defined benefit pension plans and the OPEB plans are subject to a number of assumptions. These include the rate of return on pension plan assets, health care cost trend rates and the rate at which the future obligations are discounted to value the liability at December 31st of each year presented in the Statement of Consolidated Financial Position. The amounts reflected in the consolidated financial statements and accompanying notes do not reflect the impact of any future changes to the benefit plans that might be contemplated as a result of the bankruptcy filing. Due to the inherent uncertainty involved with the bankruptcy proceedings, the recorded amounts related to Solutia's debtor pension plans, as well as other debtor postretirement plans, have been classified as subject to compromise in the Statement of Consolidated Financial Position as of December 31, 2005.

         Pension expense in accordance with SFAS No. 87 was $29 million in both 2005 and 2004, and $42 million in 2003, and expense for OPEB was $42 million in 2005, $44 million in 2004 and $55 million in 2003. In addition, Solutia recorded net charges resulting from pension and other postretirement benefit plan curtailments and settlements of $13 million in 2005 and $35 million in 2004 and 2003, respectively (as more fully described in Note 17 to the accompanying consolidated financial statements).

         Pension Plan Funded Status

         The majority of Solutia's employees are covered under noncontributory defined benefit pension plans. The pension plans are funded in accordance with Solutia's long-range projections of the plan's financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations. The amount of pension plan underfunding in the pension plans increased to $540 million as of December 31, 2005 from $508 million as of December 31, 2004.

         Solutia actively manages funding of its domestic qualified pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). Solutia made a discretionary contribution of $11 million in 2004 to the qualified pension plan in order to minimize future required contributions and to utilize available tax benefits. No contributions were made during 2005 or 2003 to the qualified pension plan. According to current IRS funding rules, Solutia will be required to make $174 million in pension contributions to its U.S. qualified pension plan in 2006. In addition, Solutia contributed $5 million in 2005 and $4 million in 2004 and 2003, respectively, to fund its foreign pension plans. Moreover, Solutia expects to be required to fund $5 million in pension contributions for its foreign pension plans in 2006.

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

Foreign Currency Exchange Rate Risk

         Solutia manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. Solutia uses foreign currency hedging instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business. Solutia primarily uses forward exchange contracts and purchased options with maturities of less than 18 months to hedge these risks. Solutia also enters into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. Corporate policy prescribes the range of allowable hedging activity and what hedging instruments Solutia is permitted to use. Because the counterparties to these contracts are major international financing institutions, credit risk arising from these contracts is not significant, and Solutia does not anticipate any counterparty losses. Currency restrictions are not expected to have a significant effect on Solutia's cash flows, liquidity or capital resources. Major currencies affecting Solutia's business are the U.S. dollar, British pound sterling, euro, Canadian dollar, Swiss franc, Brazilian real, Chinese yuan and the Japanese yen.

         At December 31, 2005, Solutia had currency forward contracts to purchase and sell $365 million of currencies, principally the euro, Swiss Franc and U.S. Dollar, with average remaining maturities of nine months. Based on Solutia's overall currency rate exposure at December 31, 2005, including derivatives and other foreign currency sensitive instruments, a 10 percent adverse change in quoted foreign currency rates of these instruments would result in an immaterial change in fair value of these instruments. This is consistent with the overall foreign currency exchange rate exposure at December 31, 2004.

Interest Rate Risk

         Interest rate risk is primarily related to changes in the fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia believes its current debt structure appropriately protects Solutia from changes in interest rates and does not actively use any contracts to manage interest rate risk. A 1 percent increase in the LIBOR would have increased interest expense by approximately $3 million during 2005, assuming the debt composition at December 31, 2005 was consistent throughout the year. This is consistent with the overall interest rate exposure at December 31, 2004.

Commodity Price Risk

         Certain raw materials and energy resources used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia uses forward and option contracts to manage a portion of the volatility related to anticipated energy purchases. Solutia had commodity forward contracts with notional amounts of $9 million associated with future natural gas purchases as of December 31, 2005. Based on Solutia's overall energy market rate exposure at December 31, 2005, including derivatives and other commodity sensitive instruments, a 10 percent adverse change in quoted market rates of these instruments would result in a $1 million decrease in fair value of these instruments. There were no commodity forward or option contracts outstanding as of December 31, 2004.

RESTRUCTURING ACTIVITIES

         During 2005 Solutia recorded restructuring charges of $13 million in Reorganization Items, net involving the shut-down of its acrylic fiber operations and shut-down of its nylon industrial fiber manufacturing unit at its plant in Pensacola, Florida. This $13 million of net charges from the closure of these businesses included $12 million of asset write-downs, $7 million of decontamination and dismantling costs and $4 million of severance and retraining costs, partially offset by a $7 million gain from the reversal of the LIFO reserve associated with the inventory sold and/or written off as part of the business shut-down and a $3 million gain from the sale of certain acrylic fibers assets. In addition, Solutia recorded $5 million of severance and retraining costs in 2005 with $3 million recorded in Reorganization Items, net and $2 million in Cost of Goods Sold involving headcount reductions within the Integrated Nylon and Performance Products and Services segments, as well as the corporate function. Cash outlays associated with the restructuring actions were funded from operations.

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

         During 2003, Solutia recorded restructuring and severance charges of $56 million. The restructuring charges resulted from Solutia's continued strategic evaluation of its businesses, and the resulting decisions to shut down certain operations due to various market and economic conditions. Included in these restructuring charges were $22 million of severance charges associated with ongoing workforce reductions precipitated by the sale of the resins, additives and adhesives businesses and other ongoing cost reduction initiatives; $17 million of asset write-downs; $14 million related to non-cancellable operating leases, because Solutia was no longer fully utilizing the properties underlying these leases; and $3 million in contract rejection and termination costs. Cash outlays associated with the restructuring actions were funded from operations.

FINANCIAL CONDITION AND LIQUIDITY

         As discussed in Note 1 to the accompanying consolidated financial statements, Solutia is operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding Solutia's current circumstances, it is difficult to predict Solutia's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations during the continuation of the bankruptcy proceedings, Solutia believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Solutia's access to additional financing while in the Chapter 11 bankruptcy process may be limited.

Financial Analysis

         Solutia used its existing cash on-hand to finance operating needs and capital expenditures during 2005. Cash used in continuing operations was $24 million in 2005 compared to cash provided by continuing operations of $41 million in 2004. The change in 2005 as compared to 2004 was primarily attributable to changes in working capital items including a significant change in accounts payable in 2005 due to the relative stabilization in accounts payable terms in 2005 compared to 2004 when terms significantly improved due to Solutia's filing of Chapter 11 bankruptcy in late 2003. In addition, there was a significant increase in non-cash earnings from equity affiliates included within cash used in operations in 2005. In 2004, cash provided by continuing operations was $41 million compared to cash used in continuing operations of $25 million in 2003. This change was primarily attributable to the previously mentioned change in accounts payable in 2004, partially offset by a $11 million voluntary pension contribution and higher payments for reorganization related items in 2004. In addition, pursuant to a bankruptcy court order Solutia made the first of ten annually scheduled $5 million payments in August 2004 with respect to the Anniston litigation settlement reached in 2003.

         Solutia's working capital changed by $1 million to ($4) million at December 31, 2005, compared to ($3) million at December 31, 2004. This change in working capital was primarily attributable to lower trade receivables and the continued increase in post-petition accounts payable balances due to improved vendor terms, partially offset by higher inventories.

         Capital spending was $81 million in 2005 as compared to $61 million in 2004. Expenditures during 2005 were used primarily to fund certain growth initiatives, as well as various capital improvements and certain cost reduction projects. Capital spending decreased by $17 million in 2004 compared to $78 million in 2003. This change was primarily due to the mandatory purchase of the co-generation facility in Pensacola, Florida in 2003, for approximately $32 million, whereas the expenditures in 2004 were used primarily to fund various minor capital improvements, as well as certain cost reduction projects. In addition, included in 2004 was $5 million of capital spending incurred as a result of damage from Hurricane Ivan. In 2006, Solutia expects capital spending will be approximately $100 million and will focus on growth initiatives including the above mentioned new SAFLEX(R) plastic interlayer plant in China expected to be completed in 2007. Approximately $16 million of estimated capital requirements were committed at December 31, 2005.

         Solutia continued to divest certain non-strategic businesses in order to focus resources on core businesses. The proceeds from these and other asset sales generated $81 million in 2005 and $479 million in 2003. Proceeds from divestitures in 2004 were less than $1 million. During 2005, net proceeds included $76 million received from the previously mentioned Astaris transaction with an additional approximately $20 million deposited into escrow accounts. Distributions, if any, from the escrow accounts are expected to be received in 2006, subject to certain terms and conditions of the asset purchase agreement and the escrow agreements. Solutia lenders under the DIP financing facility agreed to waive certain prepayment requirements and allowed Solutia to retain the entire proceeds of the Astaris sale. In addition, $3 million of proceeds were received in 2005 from the sale of assets associated with the closure of Solutia's acrylic fibers business in 2005. During 2003, net proceeds included the sale of the resins, additives and adhesives businesses of $474 million, which were included in cash provided by discontinued operations.

         Total debt of $1,215 million as of December 31, 2005, including $547 million not subject to compromise and $668 million subject to compromise, decreased by $38 million as compared to $1,253 million at December 31, 2004, which included $585 million not subject to compromise and $668 million subject to compromise. This decrease in total debt resulted primarily from a decrease in the recorded amount of Solutia's Euronotes due to foreign currency translation changes in 2005.

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

         The weighted average interest rate on Solutia's total debt outstanding at December 31, 2005 was approximately 8.7 percent compared to
9.0 percent at December 31, 2004. Excluding debt subject to compromise, with the exception of the 11.25 percent notes due 2009 on which the bankruptcy court has permitted continued payments of the contractual interest, the weighted average interest rate on total debt was 9.8 percent at December 31, 2005 compared to 10.1 percent at December 31, 2004. This decrease in weighted average rates in 2005 is primarily a result of the below mentioned refinancing of Solutia's DIP financing agreement on June 1, 2005, which reduced the interest rate on the term loan component of the DIP facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or 8.0 percent.

         As a result of the Chapter 11 bankruptcy filing, Solutia was in default on all its debt agreements as of December 31, 2005, with the exception of its DIP credit facility and Euronotes. In addition, subsequent to Solutia's bankruptcy filing, Moody's Investors Ratings Services and Standard & Poor's withdrew all ratings for Solutia and its related debt securities.

         Solutia had a shareholders' deficit of $1,454 million at December 31, 2005, compared to a shareholders' deficit of $1,444 million at December 31, 2004. Shareholders' deficit increased principally due to unfavorable currency translation adjustments of $11 million, an increase in additional minimum pension liability of $6 million and $1 million higher unrealized losses on derivative instruments, partially offset by 2005 net income of $8 million.

         At December 31, 2005, Solutia's total liquidity was $238 million in the form of $131 million of availability under the final DIP credit facility and approximately $107 million of cash on-hand, of which $89 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings. In comparison, at December 31, 2004 Solutia's total liquidity was $246 million in the form of $131 million of availability under the final DIP credit facility and approximately $115 million of cash on-hand, of which $65 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings.

         Solutia did not make a contribution to its U.S. qualified domestic pension plan in 2005 since according to current IRS funding rules Solutia was not required to make pension contributions in 2005. However, according to current IRS funding rules, Solutia will be required to make $174 million in pension contributions to its U.S. qualified pension plan in 2006. In addition, Solutia contributed $5 million in 2005 to fund its foreign pension plans and expects to be required to fund $5 million in pension contributions for it foreign pension plans in 2006.

Astaris Financing Activities

         On October 8, 2003 Solutia and Astaris, a 50/50 joint venture with FMC Corporation ("FMC"), amended Astaris' external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 million letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris. Solutia used approximately $36 million in 2004 for investment payments ("keepwell payments") to keep the Astaris joint venture in compliance with its financial covenants. There were no keepwell payments made in 2005. The remaining commitment to Astaris was $10 million as of December 31, 2004, which was subsequently terminated as part of Astaris' refinancing of its credit facility on February 8, 2005 (as further described below).

         Solutia and FMC had also agreed to allow Astaris to defer up to $27 million of payment obligations to each of Solutia and FMC under existing operating agreements and certain other agreements. The deferral amount outstanding from Astaris to Solutia was $16 million as of December 31, 2004. In February 2005, this deferral agreement was terminated and all amounts outstanding were paid in full in conjunction with the Astaris refinancing (as further described below).

         On February 8, 2005 Astaris refinanced its existing $20 million credit facility that was scheduled to expire in September 2005 with a new three-year, $75 million revolving credit facility. Among other items, the new credit facility allowed Astaris to repay Solutia and FMC approximately $16 million each that had been deferred under existing operating agreements and certain other agreements. Completion of the new facility also resulted in the release of a $10 million letter of credit back to Solutia that was previously established to support prior keepwell arrangements that have now been terminated as part of the new credit facility. Under the new credit facility Astaris was required to delay certain payments to Solutia and FMC if it did not achieve certain financial metrics, with repayment of such deferred amounts required once Astaris achieves the required financial metrics. This requirement was terminated as part of the previously mentioned sale by Astaris of a majority of its assets to ICL in the fourth quarter 2005.

Amendments to DIP Financing Agreement

         Solutia amended its DIP financing agreement on June 1, 2005, which reduces the interest rate on the term loan component of the DIP facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or 8.0 percent, extends the maturity date of the current facility to June 19, 2006 from the previous December 19, 2005 maturity date, and makes other minor modifications. No changes were made to the financial covenants contained in the DIP agreement aside from extending the financial covenant requirements to be commensurate with the new maturity date of the DIP agreement.

         Solutia announced in February 2006 that it received a fully underwritten commitment for $825 million of DIP financing, maturing March 31, 2007. This represents a $300 million increase and more than a nine-month extension over Solutia's current DIP financing. The increased availability under the DIP financing provides Solutia with additional liquidity for operations and the ability to fund mandatory pension payments that are coming due in 2006. The DIP financing can be repaid by Solutia at any time without prepayment penalties. The Bankruptcy Court entered an order approving this amendment on March 14, 2006.

Off-Balance Sheet Arrangements

         See Note 21 to the accompanying consolidated financial statements for a summary of off-balance sheet arrangements.


Contingencies

         See Note 21 to the accompanying consolidated financial statements for a summary of Solutia's contingencies as of December 31, 2005.

Commitments

         Solutia has entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the associated products. The unamortized deferred credits were $100 million at December 31, 2005, and $109 million at December 31, 2004.

         The obligations of Solutia Inc. and Solutia Business Enterprises, Inc., as borrowers under Solutia's DIP facility, are guaranteed by Solutia's other domestic subsidiaries which own substantially all of Solutia's domestic assets. These subsidiaries are Axio Research Corporation, Beamer Road Management Company, CPFilms Inc., Monchem, Inc., Monchem International, Inc., Solutia Greater China, Inc., Solutia Inter-America, Inc., Solutia International Holding, LLC, Solutia Investments, LLC, Solutia Management Company, Inc., Solutia Overseas, Inc., Solutia Systems, Inc. and Solutia Taiwan, Inc. The obligations also must be guaranteed by each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia Inc. and Solutia Business Enterprises, Inc. are jointly and severally liable with respect to their obligations under the final DIP facility, thus in effect each guaranteeing the other's debt.

         The following table summarizes Solutia's contractual obligations and commercial commitments that are not subject to compromise as of December 31, 2005. Payments associated with liabilities subject to compromise have been excluded from the table below, as Solutia cannot accurately forecast its future level and timing of spending given the inherent uncertainties associated with the ongoing Chapter 11 bankruptcy process. See Note 3 to the accompanying consolidated financial statements for further disclosure concerning liabilities subject to compromise.

----------------------------------------------------------------------------------------------------------------------
                                                                OBLIGATIONS DUE BY PERIOD (DOLLARS IN MILLIONS)
                                                     -----------------------------------------------------------------
              CONTRACTUAL OBLIGATIONS                                                            2009-     2011 AND
                                                        TOTAL     2006      2007      2008       2010     THEREAFTER
----------------------------------------------------------------------------------------------------------------------
Credit Facility (a)                                      $300     $300       $--      $ --        $--       $ --
----------------------------------------------------------------------------------------------------------------------
Interest Payments Related to Credit Facility (a)           13       13        --        --         --         --
----------------------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                        247       --        --       247         --         --
----------------------------------------------------------------------------------------------------------------------
Interest Payments Related to Long-Term Debt (a)            75       25        25        25         --         --
----------------------------------------------------------------------------------------------------------------------
Capital Leases                                              1        1        --        --         --         --
----------------------------------------------------------------------------------------------------------------------
Operating Leases                                           38        8         8         6          9          7
----------------------------------------------------------------------------------------------------------------------
Unconditional Purchase Obligations                          9        5         2         1          1         --
----------------------------------------------------------------------------------------------------------------------
Standby Letters of Credit (b)                              98       96        --         1         --          1
----------------------------------------------------------------------------------------------------------------------
Postretirement Obligations(c)                              46        5         5         6         11         19
----------------------------------------------------------------------------------------------------------------------
Environmental Remediation                                  71       10         9        10         11         31
----------------------------------------------------------------------------------------------------------------------
Other Commercial Commitments(d)                           100        9         8         6          8         69
----------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACTUAL OBLIGATIONS                            $998     $472       $57      $302        $40       $127
----------------------------------------------------------------------------------------------------------------------

(a) See Note 15 to the accompanying consolidated financial statements for further information with respect to the amount and timing of interest payments on Solutia's debt obligations.
(b) Standby letters of credit contractually expiring in 2006 are generally anticipated to be renewed or extended by extensions with existing standby letters of credit providers.
(c) Represents estimated future minimum funding requirements for funded pension plans classified as not subject to compromise and estimated future benefit payments for unfunded pension and other postretirement plans classified as not subject to compromise.
(d) Other commercial commitments represent agreements with Solutia's customers to supply a guaranteed quantity of certain products annually at prices specified in the underlying agreements.

RECENTLY ISSUED ACCOUNTING STANDARDS

         See Note 2 to the accompanying consolidated financial statements for a summary of recently issued accounting standards.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under "Derivative Financial Instruments" on page 47 is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL SECTION - TABLE OF CONTENTS



                                                               Page Number
                                                           -------------------


Report of Independent Registered Public Accounting Firm -
   Deloitte & Touche LLP                                           55
Report of Independent Registered Public Accounting Firm -
   KPMG LLP                                                        56
Statement of Consolidated Operations                               57
Statement of Consolidated Comprehensive Loss                       57
Statement of Consolidated Financial Position                       58
Statement of Consolidated Cash Flows                               59
Statement of Consolidated Shareholders' Deficit                    60
Notes to Consolidated Financial Statements                         61

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Solutia Inc.:


     We have audited the accompanying statements of consolidated financial position of Solutia Inc. and subsidiaries (Debtor-In-Possession) (the "Company") as of December 31, 2005 and 2004, and the related statements of consolidated operations, comprehensive loss, cash flows and shareholders' deficit for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule in the Index at
Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Astaris LLC ("Astaris"), the Company's investment in which is accounted for by use of the equity method. The Company's share of Astaris' net loss of $115 million for the year ended December 31, 2003 is included in the accompanying financial statements. The financial statements of Astaris were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company for the year ended December 31, 2003, is based solely on the report of such other auditors.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, negative working capital, and shareholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

   As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Retirement Obligations - an interpretation of FASB Statement No. 143, and Interpretation No. 46, Consolidation of Variable Interest Entities, effective December 31, 2005 and January 1, 2003, respectively.

   We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
-------------------------

St. Louis, Missouri
March 13, 2006

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
Astaris LLC:

We have audited the consolidated statements of operations, changes in members' equity (deficit), and cash flows for the year ending December 31, 2003 of Astaris LLC (a Delaware limited liability company) and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of Astaris LLC and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

St. Louis Missouri
January 30, 2004

                                                        SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)
                                            STATEMENT OF CONSOLIDATED OPERATIONS
                                 (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------------
                                                                               2005              2004             2003
                                                                               ----              ----             ----

NET SALES.........................................................            $2,825            $2,697           $2,430
Cost of goods sold................................................             2,487             2,474            2,370
                                                                              ------            ------           ------
GROSS PROFIT......................................................               338               223               60
Marketing expenses................................................               142               143              156
Administrative expenses...........................................                98               102              142
Technological expenses............................................                45                44               53
Amortization of intangible assets.................................                 1                 2                3
Impairment of intangible assets...................................                --                28               78
                                                                              ------            ------           ------
OPERATING INCOME (LOSS)...........................................                52               (96)            (372)
Equity earnings (loss) from affiliates............................                96               (26)            (133)
Interest expense (a)..............................................               (84)             (113)            (120)
Other income, net.................................................                10                 1               11
Loss on debt modification.........................................                --               (15)              --
Reorganization items, net.........................................               (49)              (73)              (1)
                                                                              ------            ------           ------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT).................                25              (322)            (615)
Income tax expense (benefit)......................................                14                (6)             365
                                                                              ------            ------           ------
INCOME (LOSS) FROM CONTINUING OPERATIONS..........................                11              (316)            (980)
Loss from Discontinued Operations, net of tax.....................                --                --               (2)
                                                                              ------            ------           ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.............................................                11              (316)            (982)
Cumulative Effect of Change in Accounting Principle, net of tax.                  (3)               --               (5)
                                                                              ------            ------           ------
NET INCOME (LOSS).................................................            $    8            $ (316)          $ (987)
                                                                              ======            ======           ======

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Income (Loss) from Continuing Operations..........................            $ 0.11            $(3.02)          $(9.37)
Net Income (Loss).................................................            $ 0.08            $(3.02)          $(9.44)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING.............             104.5             104.5            104.6

(a) Interest expense excludes unrecorded contractual interest expense of $32 in 2005 and 2004, and $1 in 2003.


                                      STATEMENT OF CONSOLIDATED COMPREHENSIVE LOSS
                                                 (DOLLARS IN MILLIONS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------------
                                                                               2005              2004             2003
                                                                               ----              ----             ----
NET INCOME (LOSS)..................................................           $    8            $ (316)          $ (987)
OTHER COMPREHENSIVE LOSS:
Currency translation adjustments...................................              (11)               15               55
Net unrealized loss on derivative instruments......................               (1)               --               --
Minimum pension liability adjustments, net of tax of $(2) in 2005,
 $3 in 2004, and $(70) in 2003.....................................               (6)              (18)              19
                                                                              ------            ------           ------
COMPREHENSIVE LOSS.................................................           $  (10)           $ (319)          $ (913)
                                                                              ======            ======           ======

See accompanying Notes to Consolidated Financial Statements.

                                                     SOLUTIA INC.
                                                (DEBTOR-IN-POSSESSION)
                                     STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                                            AS OF DECEMBER 31,
                                                                                  ----------------------------------------
                                                                                          2005                 2004
                                                                                          ----                 ----
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................................................              $   107              $   115
Trade receivables, net of allowances of $7 in 2005 and $11 in 2004........                  253                  286
Miscellaneous receivables ................................................                   96                   93
Inventories...............................................................                  267                  239
Prepaid expenses and other assets.........................................                   35                   45
                                                                                        -------              -------
TOTAL CURRENT ASSETS......................................................                  758                  778
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
  $2,548 in 2005 and $2,511 in 2004.......................................                  804                  841
INVESTMENTS IN AFFILIATES.................................................                  205                  177
GOODWILL..................................................................                   76                   76
IDENTIFIED INTANGIBLE ASSETS, net ........................................                   35                   38
OTHER ASSETS..............................................................                  106                  166
                                                                                        -------              -------
TOTAL ASSETS..............................................................              $ 1,984              $ 2,076
                                                                                        =======              =======

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable .........................................................              $   222              $   198
Accrued liabilities ......................................................                  240                  283
Short-term debt ..........................................................                  300                  300
                                                                                        -------              -------
TOTAL CURRENT LIABILITIES ................................................                  762                  781
LONG-TERM DEBT ...........................................................                  247                  285
OTHER LIABILITIES ........................................................                  253                  267
                                                                                        -------              -------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................                1,262                1,333

LIABILITIES SUBJECT TO COMPROMISE ........................................                2,176                2,187

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2005 and 2004...........................                    1                    1
Additional contributed capital............................................                   56                   56
Treasury stock, at cost (13,941,057 shares in 2005 and 2004)..............                 (251)                (251)
Net deficiency of assets at spinoff.......................................                 (113)                (113)
Accumulated other comprehensive loss......................................                  (93)                 (75)
Accumulated deficit.......................................................               (1,054)              (1,062)
                                                                                        -------              -------
TOTAL SHAREHOLDERS' DEFICIT...............................................               (1,454)              (1,444)
                                                                                        -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............................              $ 1,984              $ 2,076
                                                                                        =======              =======

See accompanying Notes to Consolidated Financial Statements.

                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)
                                          STATEMENT OF CONSOLIDATED CASH FLOWS
                                                  (DOLLARS IN MILLIONS)
                                                                                          YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                                  2005            2004            2003
                                                                                  ----            ----            ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)......................................................          $   8           $(316)          $(987)
Adjustments to reconcile to Cash From Operations:
         Cumulative effect of change in accounting principle,
           net of tax..................................................              3              --               5
         Loss from discontinued operations, net of tax.................             --              --               2
         Depreciation and amortization.................................            117             127             137
         Amortization of deferred credits..............................             (9)            (33)            (17)
         Deferred income taxes.........................................              8              (9)            343
         Equity (earnings) loss from affiliates, net...................            (46)             26             133
         Gain on sale of Astaris assets................................            (50)             --              --
         Settlement of Anniston litigation and other litigation matters             --              --              99
         Impairment of intangible assets ..............................             --              28              78
         Restructuring expenses and other charges .....................             15             113             167
         Other, net....................................................             (3)              4              15
         Changes in assets and liabilities:
                   Income taxes payable................................            (16)             (7)             13
                   Trade receivables...................................             33              (5)            (11)
                   Inventories.........................................            (28)              1              22
                   Accounts payable....................................             19             120             (30)
                   Liabilities subject to compromise ..................            (11)            (34)              2
                   Other assets and liabilities........................            (64)             26               4
                                                                                 -----           -----           -----
CASH PROVIDED BY (USED IN) OPERATIONS--CONTINUING OPERATIONS...........            (24)             41             (25)
CASH USED IN OPERATIONS--DISCONTINUED OPERATIONS.......................             --              --             (11)
                                                                                 -----           -----           -----
CASH PROVIDED BY (USED IN) OPERATIONS..................................            (24)             41             (36)
                                                                                 -----           -----           -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases................................            (81)            (61)            (78)
Acquisition and investment payments, net of cash acquired..............             --             (36)            (63)
Investment proceeds and property disposals, net........................             81              --               5
                                                                                 -----           -----           -----
CASH USED IN INVESTING ACTIVITIES--CONTINUING OPERATIONS...............             --             (97)           (136)
CASH PROVIDED BY INVESTING ACTIVITIES--DISCONTINUED OPERATIONS.........             --              --             474
                                                                                 -----           -----           -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES........................             --             (97)            338
                                                                                 -----           -----           -----

FINANCING ACTIVITIES:
Net change in short-term debt obligations..............................             --            (361)              3
Proceeds from issuance of long-term debt obligations...................             --             300              --
Net change in cash collateralized letters of credit....................             17              87            (121)
Deferred debt issuance costs...........................................             (1)            (14)            (31)
Other, net.............................................................             --              --              (6)
                                                                                 -----           -----           -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES--CONTINUING OPERATIONS.             16              12            (155)
CASH USED IN FINANCING ACTIVITIES--DISCONTINUED OPERATIONS.............             --              --              (5)
                                                                                 -----           -----           -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES........................             16              12            (160)
                                                                                 -----           -----           -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................             (8)            (44)            142

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR......................................................            115             159              17
                                                                                 -----           -----           -----
END OF YEAR............................................................          $ 107           $ 115           $ 159
                                                                                 =====           =====           =====

See accompanying Notes to Consolidated Financial Statements.

                                                      SOLUTIA INC.
                                                 (DEBTOR-IN-POSSESSION)
                                    STATEMENT OF CONSOLIDATED SHAREHOLDERS' DEFICIT
                                                  (DOLLARS IN MILLIONS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                              2005           2004            2003
                                                                         ----------------------------------------------
COMMON STOCK:
BALANCE, JANUARY 1                                                         $     1         $     1        $     1
                                                                           -------         -------        -------
BALANCE, DECEMBER 31                                                       $     1         $     1        $     1
                                                                           -------         -------        -------

ADDITIONAL CONTRIBUTED CAPITAL:
BALANCE, JANUARY 1                                                         $    56         $    56        $    19
    Issuance of 10,000,000 warrants in 2003                                     --              --             37
                                                                           -------         -------        -------
BALANCE, DECEMBER 31                                                       $    56         $    56        $    56
                                                                           -------         -------        -------

NET DEFICIENCY OF ASSETS AT SPINOFF:
BALANCE, JANUARY 1                                                         $  (113)        $  (113)       $  (113)
                                                                           -------         -------        -------
BALANCE, DECEMBER 31                                                       $  (113)        $  (113)       $  (113)
                                                                           -------         -------        -------

TREASURY STOCK:
BALANCE, JANUARY 1                                                         $  (251)        $  (251)       $  (251)
    Shares purchased under employee stock plans - (0 shares in 2005,
      (102,340) shares in 2004, and (179,366) shares in 2003)                   --              --             --
                                                                           -------         -------        -------
BALANCE, DECEMBER 31                                                       $  (251)        $  (251)       $  (251)
                                                                           -------         -------        -------

ACCUMULATED OTHER COMPREHENSIVE LOSS:
     ACCUMULATED CURRENCY ADJUSTMENT:
     BALANCE, JANUARY 1                                                    $    51         $    36        $   (19)
     Accumulated currency adjustments                                          (11)             15             55
                                                                           -------         -------        -------
     BALANCE, DECEMBER 31                                                  $    40         $    51        $    36
                                                                           -------         -------        -------
     MINIMUM PENSION LIABILITY:
     BALANCE, JANUARY 1                                                    $  (126)        $  (108)       $  (127)
     Minimum pension liability adjustments                                      (6)            (18)            19
                                                                           -------         -------        -------
     BALANCE, DECEMBER 31                                                  $  (132)        $  (126)       $  (108)
                                                                           -------         -------        -------
     DERIVATIVE INSTRUMENTS:
     BALANCE, JANUARY 1                                                    $    --         $    --        $    --
     Net unrealized losses on derivative instruments                            (1)             --             --
                                                                           -------         -------        -------
     BALANCE, DECEMBER 31                                                  $    (1)        $    --        $    --
                                                                           -------         -------        -------
BALANCE, DECEMBER 31                                                       $   (93)        $   (75)       $   (72)
                                                                           -------         -------        -------

(ACCUMULATED DEFICIT) REINVESTED EARNINGS:
BALANCE, JANUARY 1                                                         $(1,062)        $  (746)       $   241
    Net income (loss)                                                            8            (316)          (987)
                                                                           -------         -------        -------
BALANCE, DECEMBER 31                                                       $(1,054)        $(1,062)       $  (746)
                                                                           -------         -------        -------

TOTAL SHAREHOLDERS' DEFICIT                                                $(1,454)        $(1,444)       $(1,125)
                                                                           -------         -------        -------


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

Bankruptcy Proceedings

Overview
--------

         On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the "Chapter 11 Cases"). The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

         The filing was made to restructure Solutia's balance sheet by reducing indebtedness to appropriate levels, to streamline operations and to reduce costs, in order to allow Solutia to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the "Legacy Liabilities") and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs have been an obstacle to Solutia's financial stability and success.

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

         On January 16, 2004, pursuant to authorization from the bankruptcy court, Solutia entered into a $525 DIP credit facility. This DIP facility consists of (i) a $50 multiple draw term loan; (ii) a $300 single draw term loan, which was drawn in full on the effective date of the facility; and
(iii) a $175 borrowing-based revolving credit facility, which includes a $150 letter of credit subfacility. The DIP credit facility was subsequently amended on March 1, 2004 and July 20, 2004. A third amendment was entered into on June 1, 2005, with bankruptcy court approval. The third amendment reduced the interest rate on the term loan component of the DIP facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or 8.0 percent, extended the maturity date of the current facility to June 19, 2006 from the previous December 19, 2005 maturity date, and made other minor modifications. For additional information regarding the DIP financing, see Note 15. Further, Solutia is currently in the process of amending its DIP facility, as described in
Note 24.

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

          On February 14, 2006, the Debtors filed with the Bankruptcy Court their Joint Plan of Reorganization (the "Plan") and Disclosure Statement (the "Disclosure Statement"). The Plan and Disclosure Statement along with the Relationship Agreement (as defined below) and Retiree Settlement Agreement, entered into among Solutia, the official committee of unsecured creditors and official committee of retirees appointed in the Chapter 11 Cases, Monsanto, certain retirees and the other parties thereto (the "Retiree Settlement"), set forth the terms of a global settlement (the "Global Settlement") between Solutia, the Official Committee of Unsecured Creditors in the Debtors' Chapter 11 Cases (the "Unsecured Creditors' Committee"), Monsanto Company ("Monsanto") and Pharmacia. The Global Settlement provides for, among other things, the reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and the treatment various constituencies in the Chapter 11 Cases will receive under the Plan. The Disclosure Statement contains a description of the events that led up to the Debtors' bankruptcy filings, the actions the Debtors' have taken to improve their financial situation while in bankruptcy and a current description of the Debtors' businesses. The reallocation of liabilities between Solutia and Monsanto is set forth in a Relationship Agreement (the "Relationship Agreement") to be entered into between Solutia and Monsanto upon confirmation of the Plan. The Relationship Agreement was filed with the Bankruptcy Court on February 14, 2006 as an exhibit to the Plan.

         Solutia also issued a press release on February 14, 2006 announcing the filing of the Plan and Disclosure Statement with the Bankruptcy Court. The press release was furnished to the Securities and Exchange Commission in a Form 8-K filing on February 14, 2006. The Plan including the Relationship Agreement and Retiree Settlement Agreement, and the Disclosure Statement were furnished as exhibits to a Form 8-K filed on February 21, 2006.

         The Plan, which incorporates the Relationship Agreement and Retiree Settlement, is subject to approval by the Bankruptcy Court and the approval of other constituencies in accordance with the Bankruptcy Code as well as various other conditions and contingencies, some of which are not within the control of Solutia, and therefore are subject to change and are not binding upon any party. The Disclosure Statement remains subject to change pending a hearing in the Bankruptcy Court to consider the legal adequacy of the Disclosure Statement. Once the Disclosure Statement is approved by the Bankruptcy Court, it will be distributed to all constituencies entitled to vote on the Plan. Solutia cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court, or any disclosure statement ultimately approved by the Bankruptcy Court, will be consistent with the terms of the Plan and Disclosure Statement. A hearing to approve the Disclosure Statement is expected be held before the Honorable Prudence Carter Beatty, United States Bankruptcy Judge, in Room 701 of the Bankruptcy Court, Alexander Hamilton Custom House, One Bowling Green, New York, New York, 10004-1408, on May 1, 2006 at 11:00 a.m. (prevailing Eastern
Time), or as soon thereafter as the Debtors may be heard.

         If confirmed, the Plan will provide Solutia with significant relief from the Legacy Liabilities it was required to assume in the Solutia Spinoff. These Legacy Liabilities included: (1) retiree medical, retiree life insurance and retiree disability benefits ("Retiree Welfare Benefits") for those individuals who retired or became disabled prior to the Solutia Spinoff ("Pre-Spin Retirees"); (2) environmental remediation costs related to activities of the chemicals business of Pharmacia that occurred prior to the Solutia Spinoff; and (3) toxic tort litigation costs relating to chemical exposure associated with the activities of Pharmacia that occurred prior to the Solutia Spinoff.

         Under the Plan, Solutia would emerge from bankruptcy as an independent publicly held company ("reorganized Solutia"). The Plan provides for $250 of new investment in a reorganized Solutia. This new investment will be in the form of a rights offering to certain unsecured creditors, who will be given the opportunity to purchase 22.7 percent of the common stock in the reorganized company. Monsanto will backstop the rights offering, meaning it will commit to purchase up to the entire $250 of stock, making up for any amount of the rights offering left unsubscribed by the unsecured creditors.

         Of this $250 new investment, $175 will be set aside in a Voluntary Employees' Beneficiary Association ("VEBA") Retiree Trust to fund the Retiree Welfare Benefits for those Pre-Spin Retirees who receive these benefits from Solutia, and $50 will be used to fund Solutia's environmental remediation commitments in Anniston, Alabama and Sauget, Illinois, as described below. The remaining $25 will be available for Solutia to pay any of the Legacy Liabilities that it is retaining.

         Under the Plan and Relationship Agreement, as between Monsanto and Solutia, Monsanto will be responsible for all current and future tort litigation costs arising from Pharmacia's chemical business prior to the Solutia Spinoff, including

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


litigation arising from exposure to PCBs and other chemicals. In addition, Monsanto will accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility as part of the Solutia Spinoff but which were never owned or operated by Solutia. This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto will share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. Under this cost-sharing mechanism, the first $50 will be paid from the proceeds of the rights offering (as described above), Monsanto would pay the next $50 (less amounts it has paid for remediation at these sites during the Chapter 11 Cases, which totaled over $30 as of January 31, 2006), Solutia would be responsible for the next $325 in costs, and any further costs would be shared equally between Solutia and Monsanto. Under certain circumstances, Solutia would be able to defer paying a portion of its shared responsibility with respect to the Anniston and Sauget sites in excess of $30 in any calendar year, up to $25 in the aggregate. Any deferred amounts would be paid by Monsanto, but subject to repayment by Solutia at a later date. The Plan and Relationship Agreement provide that Solutia will continue to pay its annual installment and education fund obligations relating to the August 2003 Anniston polychlorinated biphenyls ("PCBs") settlement and education fund obligations relating to the Anniston Partial Consent Decree (as described in Note 21).

         The Plan incorporates the terms of the Retiree Settlement Agreement, which was negotiated with the Official Retirees Committee, which represents more than 23,000 former employees of Pharmacia and Solutia and their dependents. Although the Retiree Settlement Agreement includes benefit modifications, the Plan, through the $175 from the rights offering that will be set aside into the VEBA Trust, provides significant current funding which will greatly improve Solutia's ability to meet these benefit obligations going forward. Under the Retiree Settlement Agreement, retirees will retain their company-provided medical benefits, although the cost to retirees for such benefits will increase. Most retirees will retain their company-provided life insurance benefits, although some will experience a modification in the benefit provided. The settlement also maintains Solutia's rights according to a separate 2001 settlement and a post-settlement retiree medical plan, under which Solutia intends to make certain changes effective January 1, 2007, including the elimination of company-provided medical benefits for certain groups of retirees that also are eligible for Medicare coverage.

         In consideration of the benefit modifications being accepted by retirees pursuant to the Retiree Settlement Agreement, the Plan contemplates that the retirees will receive an unsecured claim for $35 in Solutia's bankruptcy case. The common stock in the reorganized Solutia received on account of this claim would be deposited in the VEBA Trust and used to pay Retiree Welfare Benefits. This would be in addition to the $175 contributed to the VEBA Trust from the proceeds of the rights offering. The VEBA Trust would be a bankruptcy-remote entity and would be managed by an independent trustee.

         The Plan also provides for the assumption and extension of the terms of certain commercial and operating agreements between Solutia and Monsanto. The Plan seeks a release for Monsanto and Pharmacia from certain pre-Solutia Spinoff liabilities, including those related to Retiree Welfare Benefits.

         In the Disclosure Statement, Solutia currently estimates that the amount of allowed general unsecured claims in its Chapter 11 case will be approximately $800 to $1,000, the enterprise value of a reorganized Solutia will be approximately $2,000 to $2,300 and the reorganization equity value of Solutia will be approximately $700 to $1,100. However, these amounts are estimates and it is possible that the actual general unsecured claims pool, enterprise value and equity value of a reorganized Solutia will be outside of these estimated ranges.

         The Plan contains details regarding how the claims of each class of creditors and interest holders will be treated. The Plan provides for pay-off of Solutia's secured debt and debtor-in-possession financing from an exit financing package to be arranged by Solutia and does not require termination of Solutia's pension plans. In consideration for its contributions under the Plan, resolution of its claim in the Chapter 11 Cases and the settlement of ongoing and potential litigation, among other things, Monsanto will receive common stock in a reorganized Solutia. If Monsanto is required to make the full new money investment under the rights offering, Monsanto's equity interest in reorganized Solutia is expected to range from approximately 45 percent to 49 percent, depending on the actual amount of allowed general unsecured claims. The holders of allowed general unsecured claims would receive the remainder of the common stock in reorganized Solutia, as described below.

         Based on the mid-point of the equity value of reorganized Solutia described above, the Plan provides for distributions of common stock in a reorganized Solutia to holders of allowed unsecured claims in an amount estimated at between 48 percent and 56 percent of their allowed claims. However, this is only an estimated range of recoveries. Solutia is

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


unable to predict precisely what recovery the Plan will provide to these holders of unsecured claims or how any potential modifications to the Plan will impact these recoveries. Therefore, actual recoveries may be materially different from these estimates. Furthermore, the equity interests received by holders of allowed unsecured claims will be subject to dilution as a result of the incentive stock option plan that is expected to be adopted by Solutia pursuant to the Plan. The ultimate ownership interests in the reorganized Solutia held by Monsanto and other holders of unsecured claims will depend on, among other factors, the amount of allowed unsecured claims in the bankruptcy case and the number of rights exercised by unsecured creditors in the rights offering.

         The Plan does not provide for distributions to the holders of Solutia's existing equity. Solutia's existing shares of common stock, as well as options and warrants to purchase its common stock, would be cancelled and holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, would receive no consideration for that stock or those options and warrants. Although the Plan does not provide for any distributions to holders of Solutia's existing equity, the Official Committee of Equity Security Holders in Solutia's bankruptcy case has filed a complaint against Pharmacia and Monsanto, and an objection to the proofs of claim filed by Monsanto and Pharmacia in Solutia's bankruptcy, arguing that holders of Solutia's existing equity are entitled to some form of distribution.

         In order to exit Chapter 11 successfully, Solutia must propose and obtain confirmation by the bankruptcy court of a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. As provided by the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The bankruptcy court has subsequently approved several extensions of the exclusivity period, the most recent of which is set to expire on April 10, 2006. Although Solutia expects to receive further extensions of the exclusivity period, no assurance can be given that any such future extension requests will be granted by the bankruptcy court. Moreover, although Solutia has filed the Plan which provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that the Plan, or any other plan of reorganization, will be confirmed by the bankruptcy court or that any such plan will be implemented successfully.

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

Consolidating Financial Statements
----------------------------------

         Consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, respectively, are presented below. These consolidating financial statements include investments in subsidiaries carried under the equity method.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

                                                  Solutia and     Subsidiaries                   Solutia and
                                                Subsidiaries in      not in                      Subsidiaries
                                                Reorganization   Reorganization   Eliminations   Consolidated
                                                ---------------  --------------   ------------   ------------
NET SALES ....................................      $ 2,266           $ 959          $ (400)        $2,825
Cost of goods sold............................        2,106             809            (428)         2,487
                                                 ------------------------------------------------------------
GROSS PROFIT .................................          160             150              28            338

Marketing, administrative and technological
  expenses....................................          217              68              --            285
Amortization of intangible assets.............           --               1              --              1
                                                 ------------------------------------------------------------
OPERATING INCOME (LOSS) ......................          (57)             81              28             52

Equity earnings (loss) from affiliates........          150              (6)            (48)            96
Interest expense..............................          (61)            (23)             --            (84)
Other income, net.............................           26              10             (26)            10
Reorganization items, net.....................          (45)             (4)             --            (49)
                                                 ------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE..............           13              58             (46)            25
Income tax expense............................            4              10              --             14
                                                 ------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE........................            9              48             (46)            11
Cumulative Effect of Change in Accounting
  Principle, net of tax.......................           (1)             (2)             --             (3)
                                                 ------------------------------------------------------------
NET INCOME....................................      $     8           $  46          $  (46)        $    8
                                                 ============================================================



            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004

                                                  Solutia and     Subsidiaries                   Solutia and
                                                Subsidiaries in      not in                      Subsidiaries
                                                Reorganization   Reorganization   Eliminations   Consolidated
                                                ---------------  --------------   ------------   ------------
NET SALES ....................................      $ 2,181           $ 891          $ (375)        $2,697
Cost of goods sold............................        2,111             758            (395)         2,474
                                                 ------------------------------------------------------------
GROSS PROFIT .................................           70             133              20            223

Marketing, administrative and technological
  expenses....................................          225              65              (1)           289
Amortization of intangible assets.............            1               1              --              2
Impairment of intangible assets...............           --              28              --             28
                                                 ------------------------------------------------------------
OPERATING INCOME (LOSS) ......................         (156)             39              21            (96)

Equity loss from affiliates...................          (34)            (14)             22            (26)
Interest expense..............................          (89)            (24)             --           (113)
Other income (expense), net...................           31              (7)            (23)             1
Loss on debt modification.....................           --             (15)             --            (15)
Reorganization items, net.....................          (73)             --              --            (73)
                                                 ------------------------------------------------------------
LOSS BEFORE INCOME TAX BENEFIT................         (321)            (21)             20           (322)
Income tax benefit............................           (5)             (1)             --             (6)
                                                 ------------------------------------------------------------
NET LOSS......................................      $  (316)          $ (20)         $   20         $ (316)
                                                 ============================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003

                                                  Solutia and     Subsidiaries                   Solutia and
                                                Subsidiaries in      not in                      Subsidiaries
                                                Reorganization   Reorganization   Eliminations   Consolidated
                                                ---------------  --------------   ------------   ------------
NET SALES.....................................      $ 1,992           $ 769          $ (331)        $2,430
Cost of goods sold............................        2,045             675            (350)         2,370
                                                 ------------------------------------------------------------
GROSS PROFIT..................................          (53)             94              19             60

Marketing, administrative and technological
  expenses....................................          288              65              (2)           351
Amortization of intangible assets.............            1               2              --              3
Impairment of intangible assets...............            3              75              --             78
                                                 ------------------------------------------------------------
OPERATING LOSS................................         (345)            (48)             21           (372)

Equity loss from affiliates...................         (192)             (2)             61           (133)
Interest expense..............................         (102)            (18)             --           (120)
Other income (expense), net...................           37             (10)            (16)            11
Reorganization items, net.....................           (1)             --              --             (1)
                                                 ------------------------------------------------------------
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)......         (603)            (78)             66           (615)
Income tax expense (benefit)..................          379             (18)              4            365
                                                 ------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS...............         (982)            (60)             62           (980)

Loss from Discontinued Operations, net of tax            --              (2)             --             (2)
                                                 ------------------------------------------------------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE........................         (982)            (62)             62           (982)

Cumulative Effect of Change in Accounting
  Principle, net of tax.......................           (5)             --              --             (5)
                                                 ------------------------------------------------------------
NET LOSS .....................................      $  (987)          $ (62)         $   62         $ (987)
                                                 ============================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                        CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

                                                  Solutia and     Subsidiaries                   Solutia and
                                                Subsidiaries in      not in                      Subsidiaries
                                                Reorganization   Reorganization   Eliminations   Consolidated
                                                ---------------  --------------   ------------   ------------
ASSETS
Current assets................................      $   448           $ 383          $  (73)       $   758
Property, plant and equipment, net............          674             130              --            804
Investment in subsidiaries and affiliates.....          387             213            (395)           205
Goodwill and identified intangible assets, net          100              11              --            111
Other assets..................................           62              44              --            106
                                                 ------------------------------------------------------------
   TOTAL ASSETS...............................      $ 1,671           $ 781          $ (468)       $ 1,984
                                                 ============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities...........................      $   749           $ 170          $ (157)       $   762
Long-term debt................................           --             247              --            247
Other liabilities.............................          200              53              --            253
                                                 ------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...          949             470            (157)         1,262

LIABILITIES SUBJECT TO COMPROMISE.............        2,176              --              --          2,176

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..........       (1,454)            311            (311)        (1,454)
                                                 ------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)...................................      $ 1,671           $ 781          $ (468)       $ 1,984
                                                 ============================================================



                       CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004

                                                  Solutia and     Subsidiaries                   Solutia and
                                                Subsidiaries in      not in                      Subsidiaries
                                                Reorganization   Reorganization   Eliminations   Consolidated
                                                ---------------  --------------   ------------   ------------
ASSETS
Current assets................................      $   476           $ 390          $  (88)       $   778
Property, plant and equipment, net............          701             140              --            841
Investment in subsidiaries and affiliates.....          324             232            (379)           177
Goodwill and identified intangible assets, net          102              12              --            114
Other assets..................................          110              56              --            166
                                                 ------------------------------------------------------------
   TOTAL ASSETS...............................      $ 1,713           $ 830          $ (467)       $ 2,076
                                                 ============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities...........................      $   758           $ 202          $ (179)       $   781
Long-term debt................................           --             285              --            285
Other liabilities.............................          212              55              --            267
                                                 ------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...          970             542            (179)         1,333

LIABILITIES SUBJECT TO COMPROMISE.............        2,187              --              --          2,187

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..........       (1,444)            288            (288)        (1,444)
                                                 ------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)...................................      $ 1,713           $ 830          $ (467)       $ 2,076
                                                 ============================================================

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005

                                                  Solutia and     Subsidiaries                   Solutia and
                                                Subsidiaries in      not in                      Subsidiaries
                                                Reorganization   Reorganization   Eliminations   Consolidated
                                                ---------------  --------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES................................         $ (87)           $  63          $  --          $ (24)
NET CASH USED IN INVESTING ACTIVITIES.......            20              (20)            --             --
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES................................            35              (19)            --             16
                                                 ------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................           (32)              24             --             (8)

CASH AND CASH EQUIVALENTS:
    Beginning of year.......................            50               65             --            115
                                                 ------------------------------------------------------------
    End of year.............................         $  18            $  89          $  --          $ 107
                                                 ============================================================


            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004

                                                  Solutia and     Subsidiaries                   Solutia and
                                                Subsidiaries in      not in                      Subsidiaries
                                                Reorganization   Reorganization   Eliminations   Consolidated
                                                ---------------  --------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES................................         $ (17)           $  58          $  --          $  41
NET CASH USED IN INVESTING ACTIVITIES.......           (73)             (24)            --            (97)
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES................................            15               (3)            --             12
                                                 ------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................           (75)              31             --            (44)

CASH AND CASH EQUIVALENTS:
    Beginning of year.......................           125               34             --            159
                                                 ------------------------------------------------------------
    End of year.............................         $  50            $  65          $  --          $ 115
                                                 ============================================================


            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003

                                                  Solutia and     Subsidiaries                   Solutia and
                                                Subsidiaries in      not in                      Subsidiaries
                                                Reorganization   Reorganization   Eliminations   Consolidated
                                                ---------------  --------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES................................         $ (99)           $  63          $  --          $ (36)
NET CASH PROVIDED BY INVESTING ACTIVITIES...            48              290             --            338
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES................................           176             (336)            --           (160)
                                                 ------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...           125               17             --            142

CASH AND CASH EQUIVALENTS:
    Beginning of year.......................            --               17             --             17
                                                 ------------------------------------------------------------
    End of year.............................         $ 125            $  34          $  --          $ 159
                                                 ============================================================


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

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates were used to account for restructuring reserves, environmental reserves, self-insurance reserves, employee benefit plans, intangible assets, income taxes, asset impairments and contingencies. Actual results, particularly with respect to those matters affected by the Chapter 11 bankruptcy proceedings, could materially differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

Inventory Valuation

         Inventories are stated at cost or market, whichever is less. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. The cost of certain inventories (73 percent as of December 31, 2005, and 67 percent as of December 31, 2004) is determined by the last-in, first-out ("LIFO") method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of other inventories generally is determined by the first-in, first-out ("FIFO") method.

Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. The cost of plant and equipment is depreciated over 5 to 35 years for buildings and improvements and 3 to 15 years for machinery and equipment, by the straight-line method. Periodically, Solutia conducts a complete shutdown of certain manufacturing units ("turnaround") to perform necessary inspections, repairs and maintenance. Costs associated with significant turnarounds, which include estimated costs for material, labor, supplies and contractor assistance, are accrued ratably during the period between each planned activity, which generally occur every 2 to 3 years.

Intangible Assets

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

Distribution Costs

         Solutia includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and the other costs of its distribution network in Cost of Goods Sold in the Statement of Consolidated Operations.

Shipping and Handling Costs

         Amounts billed for shipping and handling are included in Net Sales and the costs incurred for these activities are included in Cost of Goods Sold in the Statement of Consolidated Operations.

Derivative Financial Instruments

         In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivatives, whether designated for hedging relationships or not, are recognized in the Statement of Consolidated Financial Position at their fair value.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         Currency forward and option contracts are used to manage currency exposures for financial instruments denominated in currencies other than the entity's functional currency. Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be included in Other Income, net in the Statement of Consolidated Operations.

         Natural gas forward and option contracts are used to manage some of the exposure for the cost of natural gas. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in Accumulated Other Comprehensive Loss in the Statement of Consolidated Financial Position to the extent effective, and reclassified into Cost of Goods Sold in the Statement of Consolidated Operations in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of Goods Sold immediately.

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

Stock Option Plans

         Effective January 1, 2003, Solutia adopted SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which allowed Solutia to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in the Statement of Consolidated Operations, as all options granted under the plans had an exercise price equal to the market value of Solutia's stock on the date of the grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each year ended December 31 as follows:

                                                                       2005          2004            2003
                                                                       ----          ----            ----
NET INCOME (LOSS):
   As reported .............................................          $   8         $ (316)         $ (987)
   Deduct: Total stock-based employee compensation expense
     determined using the Black-Scholes option-pricing
     model for all awards, net of tax ......................             --             (3)             (5)
                                                                      -----         ------          ------
   Pro forma ...............................................          $   8         $ (319)         $ (992)
                                                                      =====         ======          ======
INCOME (LOSS) PER SHARE:
   Basic and Diluted--as reported ..........................          $0.08         $(3.02)         $(9.44)
   Basic and Diluted--pro forma ............................          $0.08         $(3.05)         $(9.48)

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

Recently Issued Accounting Standards

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement that do not otherwise include specific transition provisions. Previously, most changes in accounting principle were required to be recognized by including in net income of the period in which the change occurs the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a change in accounting principle as if that principle had always been used. SFAS No. 154 will be effective for fiscal years beginning after December 15, 2005. The impact of the adoption of SFAS No. 154 will depend upon the nature of accounting changes Solutia may initiate in future periods, if any.

         In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement, including those that may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available. Solutia has completed its evaluation process of the requirements of FIN 47 as of December 31, 2005 and, as a result, certain conditional asset retirement obligations were identified. Solutia recognized the cumulative effect of the initial application of FIN 47 as a change in accounting principle. See Note 13 for additional information with respect to the impact of adoption of FIN 47 on the consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and superseded APB No. 25. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB No. 25. Historically Solutia has elected to follow the guidance of APB No. 25 which allowed Solutia to use the intrinsic value method of accounting to value its share-based payment transactions with employees. Based on this method, Solutia did not recognize compensation expense in its consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. The implementation of this standard will be effective for Solutia on January 1, 2006, and will be adopted using the modified prospective method. The impact on Solutia's earnings will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in the above Stock Option Plans accounting policy and is contingent upon the number of future options granted and the selection between acceptable valuation methodologies for valuing options.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This guidance is effective for Solutia for inventory costs incurred beginning January 1, 2006.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Solutia does not believe adoption of this amendment will have a material impact on Solutia's overall results of operations or financial position in 2006.

Reclassifications

         Certain reclassifications to prior years' financial information have been made to conform to the 2005 presentation.

3. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

         Liabilities Subject to Compromise

         Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as debtor-in-possession. These estimated claims are reflected in the December 31, 2005 and 2004 Statement of Consolidated Financial Position as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, proofs of claim or other events.

         Solutia has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses;
(vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of December 31, 2005 and 2004, as applicable.

         The amounts subject to compromise consisted of the following items:

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                               2005            2004
                                                                               ----            ----
      Postretirement benefits (a)...............................              $1,098          $1,090
      Litigation reserves (b)...................................                 136             141
      Accounts payable (c)......................................                 118             130
      Environmental reserves (d)................................                  82              82
      Other miscellaneous liabilities...........................                  74              76

      6.72% debentures due 2037(e)..............................                 150             150
      7.375% debentures due 2027(e).............................                 300             300
      11.25% notes due 2009 (f).................................                 223             223
      Other (g).................................................                  43              43
                                                                              ------          ------
                                                                                 716             716
      Unamortized debt discount and debt issuance costs.........                 (48)            (48)
                                                                              ------          ------
            TOTAL DEBT SUBJECT TO COMPROMISE....................                 668             668
                                                                              ------          ------

      TOTAL LIABILITIES SUBJECT TO COMPROMISE...................              $2,176          $2,187
                                                                              ======          ======

(a) Postretirement benefits include Solutia's domestic (i) qualified pension plan of $501 and $445 as of December 31, 2005 and December 31, 2004, respectively; (ii) non-qualified pension plan of $19 and $18 as of December 31, 2005 and December 31, 2004, respectively; and (iii) other postretirement benefits of $578 and $627 as of December 31, 2005 and December 31, 2004, respectively. Pursuant to a bankruptcy court order, Solutia made payments with respect to other postretirement obligations of approximately $85 and $87 in 2005 and 2004, respectively.
(b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been




                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


    classified as subject to compromise as of December 31, 2005 and 2004. Pursuant to a bankruptcy court order, Solutia made annual scheduled payments of $5 in both 2005 and 2004 with respect to the Anniston litigation settlement reached in 2003.
(c) Pursuant to bankruptcy court orders, Solutia settled certain accounts payable liabilities subject to compromise in 2005 and 2004.
(d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. See Note 21 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.
(e) While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded was approximately $32 in both 2005 and 2004.
(f) Pursuant to a bankruptcy court order, Solutia is required to continue payments of the contractual interest for the 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code; provided, however, that Solutia's official committee of unsecured creditors (the "Creditors' Committee") has the right at any time, and Solutia has the right at any time after the payment of the contractual interest due in July 2005, to seek to terminate Solutia's obligation to continue making the interest payments. Solutia or the Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and whether that value is decreasing during the course of Solutia's bankruptcy case. The amount of contractual interest paid with respect to these notes was approximately $25 in both years ended December 31, 2005 and 2004, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of December 31, 2005 and 2004.
(g) Represents the debt obligation included with the consolidation of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The obligation, representing the synthetic lease arrangement with respect to Solutia's headquarters building, was reclassified to liabilities subject to compromise in 2004 as Solutia believes it is unable to continue to perform on this debt obligation.

         Reorganization Items, net

         Reorganization items, net are presented separately in the Statement of Consolidated Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         Reorganization items, net consisted of the following items:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                              2005              2004             2003
                                                                              ----              ----             ----
Professional fees (a).............................................            $ 49              $ 46             $  1
Contract rejection and termination costs (b)......................              --                20               --
Severance and employee retention costs (c)........................              12                 9               --
Adjustments to allowed claim amounts (d) .........................              10                --               --
Settlement of pre-petition claims (e).............................             (31)               (2)              --
Other.............................................................               9                --               --
                                                                              ----              ----             ----
TOTAL REORGANIZATION ITEMS, NET...................................            $ 49              $ 73             $  1
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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


4.  ACQUISITIONS AND DIVESTITURES

         Astaris LLC ("Astaris"), a 50/50 joint venture with FMC Corporation ("FMC"), divested substantially all of its operating assets in the fourth quarter 2005. Under the terms of the agreement, Israel Chemicals Limited ("ICL") purchased substantially all of the operating assets of Astaris for $255, subject to certain purchase price adjustments. As a result of this divestiture of assets, Solutia realized a $50 net gain on sale recorded in Equity Earnings (Loss) from Affiliates in the Statement of Consolidated Operations. In addition, certain of the assets and liabilities of Astaris that were not included in the sale to ICL were transferred to Solutia and FMC. Generally, these assets and liabilities consisted of property originally contributed to the joint venture by Solutia and FMC, as well as associated liabilities.

         In December 2004, Solutia sold the assets of Axio Research Corporation ("Axio") for less than $1, resulting in a loss on sale of $1.

Discontinued Operations

         On December 2, 2002, Solutia signed a definitive agreement to sell its resins, additives and adhesives businesses to UCB S.A. for $500 in cash, plus an upfront payment of $10 for a period of exclusivity. On January 31, 2003, the sale was completed resulting in a pre-tax gain of $24. The operating results of the resins, additives and adhesives businesses were reported separately as discontinued operations in the consolidated financial statements in 2003. In addition, interest expense of $24 in 2003 associated with debt that was repaid with the sales proceeds was allocated to discontinued operations. The operating results for 2003 include results of operations for the month of January 2003. Net sales and loss from discontinued operations for the year ended December 31, 2003 are as follows:

Net sales...................................................     $ 53

Income before income tax expense............................        7
Income tax expense..........................................       (9)
                                                                 ----
Loss from Discontinued Operations...........................     $ (2)
                                                                 ====


5.  INCOME (LOSS) PER SHARE

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
                                                                                2005             2004             2003
                                                                                ----             ----             ----
Income (Loss) from Continuing Operations..................................     $   11           $ (316)          $ (980)
Loss from Discontinued Operations, net of tax.............................         --               --               (2)
                                                                               ------           ------           ------
Income (Loss) Before Cumulative Effect of Change in Accounting
  Principle...............................................................         11             (316)            (982)
Cumulative Effect of Change in Accounting Principle, net of tax...........         (3)              --               (5)
                                                                               ------           ------           ------
Net Income (Loss).........................................................     $    8           $ (316)          $ (987)
                                                                               ======           ======           ======
Basic and Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations..................................     $ 0.11           $(3.02)          $(9.37)
Loss from Discontinued Operations, net of tax.............................         --               --            (0.02)
                                                                               ------           ------           ------

Income (Loss) Before Cumulative Effect of Change in Accounting
  Principle...............................................................       0.11            (3.02)           (9.39)
Cumulative Effect of Change in Accounting Principle, net of tax...........      (0.03)              --            (0.05)
                                                                               ------           ------           ------
Basic and Diluted Income (Loss) per Share.................................     $ 0.08           $(3.02)          $(9.44)
                                                                               ------           ------           ------

Basic and Diluted Weighted Average Shares Outstanding
  (in millions)...........................................................      104.5            104.5            104.6
                                                                               ------           ------           ------

         At December 31, 2003, 0.1 million common share equivalents were excluded because the effect would be antidilutive.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


6.  RESTRUCTURING RESERVES

         During 2005 Solutia recorded restructuring charges of $13 in Reorganization Items, net involving the shut-down of its acrylic fiber operations at its plant in Decatur, Alabama and the shut-down of its nylon industrial fiber manufacturing unit at its plant in Pensacola, Florida. This $13 of net charges from the closure of these businesses included $12 of asset write-downs, $7 of decontamination and dismantling costs and $4 of severance and retraining costs, partially offset by a $7 gain from the reversal of the LIFO reserve associated with the inventory sold and/or written off as part of the business shut-down and a $3 gain from the sale of certain acrylic fibers assets. In addition, Solutia recorded $5 of severance and retraining costs in 2005 with $3 recorded in Reorganization Items, net and $2 in Cost of Goods Sold involving headcount reductions within the Integrated Nylon and Performance Products and Services segments, as well as the corporate function. Cash outlays associated with the restructuring actions were funded from operations.

         During 2004 Solutia recorded restructuring charges of $18 to Cost of Goods Sold principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including $10 for decommissioning and dismantling costs; $3 of severance and retraining costs; $2 related to operating leases where the underlying services and properties are no longer providing benefit; and $3 of various other restructuring charges. In addition, Solutia recorded a reduction of $1 to Cost of Goods Sold for the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities in Solutia's Pharmaceutical Services business. These restructuring charges were recorded in the Performance Products and Services segment and resulted principally from Solutia's continued strategic evaluation of its businesses. In addition, Solutia recorded $4 of severance and retraining costs during 2004 in Reorganization Items, net principally related to workforce reduction initiatives of management positions within the corporate function. Cash outlays associated with the restructuring actions were funded from operations.

         The following table summarizes the above noted restructuring charges, amounts utilized to carry out those plans and amount remaining at December 31, 2005:

                                       DECOMMISSIONING/   FUTURE LEASE     EMPLOYMENT      ASSET         OTHER
                                         DISMANTLING        PAYMENTS       REDUCTIONS   WRITE-DOWNS      COSTS       TOTAL
                                      --------------------------------------------------------------------------------------

Balance at January 1, 2004                  $ --              $ 14            $ --          $ --         $  3        $ 17
  Charges taken                               10                 2               7            --            3          22
  Amounts utilized                            (5)               (4)             (7)           --           (6)        (22)
                                      --------------------------------------------------------------------------------------
Balance at December 31, 2004                $  5              $ 12            $ --          $ --         $ --        $ 17
  CHARGES TAKEN                                7                --               9            12           --          28
  AMOUNTS UTILIZED                           (10)              (12)             (7)          (12)          --         (41)
                                      --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2005                $  2              $ --            $  2          $ --         $ --        $  4
                                      ======================================================================================

         Restructuring reserves of less than $1 and $12 as of December 31, 2005 and 2004, respectively, were included in Liabilities Subject to Compromise in the Statement of Consolidated Financial Position. See Note 3 for further description of Solutia's Liabilities Subject to Compromise. In addition, Solutia expects the $4 of restructuring liabilities classified as not subject to compromise as of December 31, 2005 to be utilized within the next twelve months. Given the inherent uncertainties associated with the bankruptcy process, Solutia cannot forecast its level of future spending for restructuring reserves classified as subject to compromise.

7. IMPAIRMENT OF LONG-LIVED ASSETS

         In 2004 an impairment analysis was completed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, based upon indicators of impairment present within certain asset groups in Solutia's Pharmaceutical Services business, included in the Performance Products and Services reportable segment. These indicators included historical losses and declining estimates of forecasted results given current economic and market conditions in the pharmaceutical services industry. The carrying value of the assets was compared to undiscounted expected cash flows indicating an impairment was present, as the carrying value of the assets were above the undiscounted cash flow amount.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Therefore, the assets were written down to fair value, as determined by fair value estimates of the asset group through the use of a discounted cash flow model. The assumptions used in the cash flow projections approximated the market conditions experienced in 2004. As a result, in 2004 Solutia recorded an impairment charge of $12 to Cost of Goods Sold for the write down of certain fixed assets and a charge of $5 to Impairment of Intangible Assets for the write down of certain finite-lived intangible assets (as more fully described in Note 8), both included within the Pharmaceutical Services business of the Performance Products and Services operating segment.

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

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill

         Goodwill of $76 at both December 31, 2005 and 2004 was allocated to the CPFilms reporting unit within the Performance Products and Services segment. There were no changes to the net carrying amount of goodwill during the year ended December 31, 2005.

         Identified Intangible Assets

         Identified intangible assets generally are comprised of (i) amortizable contract-based intangible assets with finite useful lives, and
(ii) indefinite-lived trademarks not subject to amortization. These intangible assets are summarized in aggregate as follows:

                                                                                 DECEMBER 31,
                                               --------------------------------------------------------------------------------
                                                                 2005                                     2004
                                               ----------------------------------------  --------------------------------------
                                                   GROSS                       NET          GROSS                        NET
                                                  CARRYING    ACCUMULATED    CARRYING      CARRYING    ACCUMULATED    CARRYING
                                                   VALUE     AMORTIZATION     VALUE         VALUE     AMORTIZATION     VALUE
                                               ----------------------------------------  --------------------------------------
Amortizable intangible assets (a).........          $28         $(20)          $ 8           $31          $(20)          $11
Trademarks................................           27           --            27            27            --            27
                                               ----------------------------------------  --------------------------------------
TOTAL IDENTIFIED INTANGIBLE ASSETS........          $55         $(20)          $35           $58          $(20)          $38
                                               ========================================  ======================================

     (a) The Gross Carrying Value and Accumulated Amortization balances related to Amortizable Intangible Assets have been adjusted for foreign currency translation effects as applicable. There were no write downs or disposals of Amortizable Intangible Assets in 2005.

         There were no material acquisitions of intangible assets and there have been no changes to amortizable lives or methods during the year ended December 31, 2005. In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $1 annually from 2006 through 2010.

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

         Solutia also enters into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be recorded in Other Income, net in the period. There was less than $1 of related net losses recorded in the year ended December 31, 2005, and a net loss of $4 and $1 in 2004 and 2003, respectively. Solutia had currency forward and option contracts to purchase and sell $365 and $147 of currencies as of December 31, 2005 and 2004, respectively, comprised principally of the euro, United Kingdom Pound-Sterling, Swiss Franc and U.S. Dollar.

Interest Rate Risk

         Interest rate risk is primarily related to the changes in fair value of fixed-rate long-term debt and short-term, floating rate debt. Solutia believes its current debt structure appropriately protects Solutia from changes in interest rates and is not actively using any contracts to manage interest rate risk.

Commodity Price Risk

         Certain raw materials and energy resources used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia uses forward and

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


option contracts to manage a portion of the volatility related to anticipated energy purchases with maturities up to 6 months. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in Accumulated Other Comprehensive Loss to the extent effective, and reclassified into Cost of Goods Sold in the period during which the hedged transaction is settled. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of Goods Sold immediately.

         As of December 31, 2005, $1 of after-tax unrealized net losses on derivative instruments was recorded in Accumulated Other Comprehensive Loss and is expected to be reclassified into Cost of Goods Sold in the first quarter of 2006. The actual purchases of energy, which are expected to occur during the next 3 months, will necessitate the reclassification of the derivative losses into Cost of Goods Sold. There were no gains or losses recorded in Cost of Goods Sold as a result of the ineffectiveness of any hedging contacts, and no cash flow hedges were discontinued during 2005 or 2004 due to changes in expectations on the original forecasted transactions. Solutia had commodity forward contracts with notional amounts of $9 associated with future natural gas purchases as of December 31, 2005. There were no commodity forward or option contracts outstanding as of December 31, 2004.

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


10.  INVESTMENTS IN AFFILIATES

         As further described in Note 4, Astaris divested substantially all of its operating assets in the fourth quarter 2005. Pursuant to this transaction, there were certain assets and liabilities of Astaris that were not included in the sale to ICL which were transferred to Solutia and FMC. Generally, these assets and liabilities consisted of property originally contributed to the joint venture by Solutia and FMC, as well as certain pre-closing liabilities relating to Astaris, including certain pre-closing environmental liabilities. In addition, certain non-operating assets and liabilities remained in the Astaris joint venture as part of the transaction. Further, the name of the joint venture which holds these remaining assets and liabilities was changed from Astaris LLC to Siratsa LLC.

         At December 31, 2005, Solutia's investments in affiliates consisted principally of its 50 percent interests in the Flexsys and Siratsa joint ventures for which Solutia applies the equity method of accounting. Summarized combined financial information for 100 percent of the Flexsys and Siratsa joint ventures is as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                              2005            2004           2003
                                                                              ----            ----           ----
RESULTS OF OPERATIONS:
   Net sales......................................................            $963            $878           $890
   Gross profit ..................................................             233             140             89
   Operating income (loss)........................................             108             (18)          (242)
   Net income (loss)..............................................             192             (46)          (273)

                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                              2005            2004           2003
                                                                              ----            ----           ----
FINANCIAL POSITION:
   Current assets.................................................            $271            $310           $353
   Non-current assets.............................................             368             503            491
   Current liabilities............................................             143             262            305
   Non-current liabilities........................................             133             261            278

         Solutia's investment in Siratsa as of December 31, 2005 and 2004 exceeded Solutia's proportionate share of the underlying equity of Siratsa by less than $1 and $18, respectively, primarily due to the guarantee of debt recorded in 2004

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


and goodwill recorded by Solutia at inception of the joint venture. Solutia's investment in Flexsys as of both December 31, 2005 and 2004 exceeded Solutia's proportionate share of the underlying equity of Flexsys by $1 and less than $1, respectively, primarily due to goodwill recorded by Solutia at inception of the joint venture. There were no dividends from either joint venture during 2005 or 2004.

11.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                                    DECEMBER 31,
                                                                                    ------------
INVENTORIES                                                                  2005                 2004
                                                                             ----                 ----
Finished goods................................................               $ 238                $ 223
Goods in process..............................................                 140                   99
Raw materials and supplies....................................                  95                   92
                                                                             -----                -----
Inventories, at FIFO cost.....................................                 473                  414
Excess of FIFO over LIFO cost.................................                (206)                (175)
                                                                             -----                -----
TOTAL.........................................................               $ 267                $ 239
                                                                             =====                =====

         Inventories at FIFO approximate current cost. The effects of LIFO inventory liquidations were not significant.


                                                                                    DECEMBER 31,
                                                                                    ------------
PROPERTY, PLANT AND EQUIPMENT                                                2005                 2004
                                                                             ----                 ----
Land..........................................................             $    19              $    19
Buildings.....................................................                 418                  421
Machinery and equipment.......................................               2,865                2,864
Construction in progress......................................                  50                   48
                                                                           -------              -------
Total property, plant and equipment...........................               3,352                3,352
Less accumulated depreciation.................................              (2,548)              (2,511)
                                                                           -------              -------
TOTAL.........................................................             $   804              $   841
                                                                           =======              =======


                                                                                   DECEMBER 31,
                                                                                   ------------
OTHER ASSETS                                                                2005                  2004
                                                                            ----                  ----
Computer software.............................................             $    26              $    37
Cash underlying collateralized letters of credit (a)..........                   1                   18
Intangible pension asset......................................                   1                    9
Other.........................................................                  78                  102
                                                                           -------              -------
TOTAL.........................................................             $   106              $   166
                                                                           =======              =======

    (a) In 2004 Solutia settled a $27 pre-petition letter of credit paid by the intermediary financial institution to the letter of credit counterparty. This letter of credit was collateralized by cash that Solutia had disbursed prior to the bankruptcy filing, and accordingly, has been presented as a non-cash transaction with respect to the Statement of Consolidated Cash Flows in 2004.

                                                                                  DECEMBER 31,
                                                                                  ------------
ACCRUED LIABILITIES                                                         2005                 2004
                                                                            ----                 ----
Wages and benefits............................................             $    58              $    55
Accrued rebates and sales returns/allowances..................                  22                   31
Accrued interest..............................................                  23                   25
Astaris keepwell guarantee....................................                  --                   10
Other.........................................................                 137                  162
                                                                           -------              -------
TOTAL ACCRUED LIABILITIES.....................................             $   240              $   283
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

         Solutia has a synthetic lease related to its corporate headquarters in St. Louis, Missouri, entered into in 1999, that qualifies as a VIE. Based on the terms of the lease agreement and the residual value guarantee Solutia provides to the lessor, Solutia concluded it is the primary beneficiary of the VIE. As a result, in 2003 Solutia consolidated the property, plant and equipment of $37 and long-term debt of $43 held by this VIE, and recorded minority interest of $1 and a resulting after-tax charge of $5, reported as a cumulative effect of change in accounting principle, net of tax. The assets and liabilities of $37 and $43, respectively, which were consolidated as part of adoption of this Interpretation, were not included within the Statement of Consolidated Cash Flows for the year ended December 31, 2003, as these items represent non-cash transactions upon adoption of this Interpretation.

13.  ASSET RETIREMENT OBLIGATIONS

         In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement, including those that may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available.

         Upon adoption of SFAS No. 143 as of January 1, 2003, Solutia identified certain conditional asset retirement obligations; however, these obligations were not recorded due to uncertainties involved with the determination of settlement timing. With the clarification outlined by FIN 47 for valuation of conditional asset retirement obligations, Solutia reevaluated the valuation concerns involving settlement timing for these conditional asset retirement obligations and accordingly reported an asset retirement obligation of $7 as of December 31, 2005. These obligations involve various federal, state and local regulations and/or contractual obligations to decontaminate and/or dismantle certain machinery and equipment, buildings, and leasehold improvements at Solutia's various operating locations.

         Asset retirement obligations were estimated for each of the Solutia's operating locations, where applicable, based upon Solutia's current and historical experience, adjusted for factors that a third-party would consider, such as overhead, profit and market risk premium. Estimated obligations were escalated based upon the anticipated timing of the related cash flows using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate. The impact of adoption resulted in a charge of $3 recorded as a cumulative effect of change in accounting principle (net of tax of $1) in the Statement of Consolidated Operations in 2005.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         The pro-forma effects of the application of FIN 47 for these specific conditional asset retirement obligations as if it had been adopted on January 1, 2003 (rather than December 31, 2005) are presented below:

                                                                        AS OF AND FOR THE YEAR END DECEMBER 31,
                                                                        ---------------------------------------
                                                                           2005            2004         2003
                                                                           ----            ----         ----
Pro-forma amounts assuming the accounting change is applied
  retroactively net of tax:
Net income (loss)....................................................      $   8          $ (317)      $ (988)
Net income (loss) per basic and diluted share........................      $0.08          $(3.03)      $(9.45)

Pro-forma amounts of liability for asset retirement obligation at
  beginning of period................................................         $6              $6           $5
                                                                           -----          ------       ------
Pro-forma amounts of liability for asset retirement obligation at
  end of period......................................................         $7              $6           $6
                                                                           -----          ------       ------

14.  INCOME TAXES

         The components of income (loss) from continuing operations before income taxes were:

                                                                   YEAR END DECEMBER 31,
                                                       -----------------------------------------------
                                                            2005           2004            2003
                                                            ----           ----            ----
United States..................................            $ (33)         $ (301)         $ (549)
Outside United States..........................               58             (21)            (66)
                                                           -----          ------          ------
TOTAL..........................................            $  25          $ (322)         $ (615)
                                                           =====          ======          ======

         The components of income tax expense (benefit) recorded in continuing operations were:

                                                                   YEAR END DECEMBER 31,
                                                       -----------------------------------------------
                                                            2005           2004            2003
                                                            ----           ----            ----
Current:
    U.S. federal................................           $  --           $  (5)          $  --
    U.S. state..................................              --              (1)             --
    Outside United States.......................               5              10              17
                                                           -----           -----           -----
                                                               5               4              17

Deferred:
    U.S. federal................................              --              --             287
    U.S. state..................................              --              --              74
    Outside United States.......................               9             (10)            (13)
                                                           -----           -----           -----
                                                               9             (10)            348
                                                           -----           -----           -----
TOTAL...........................................           $  14           $  (6)          $ 365
                                                           =====           =====           =====

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         Factors causing Solutia's effective tax rate for continuing operations to differ from the U.S. federal statutory rate were:

                                                                   YEAR END DECEMBER 31,
                                                       -----------------------------------------------
                                                            2005            2004            2003
                                                            ----            ----            ----

U.S. federal statutory rate.....................              35%            (35)%           (35)%
U.S. state income taxes.........................             (11)             (3)             (3)
Export tax benefit..............................             (11)             (1)             (1)
Taxes related to foreign earnings...............              34               3               7
Valuation allowances............................              49              33              88
Income from equity affiliates...................             (38)             (1)             --
Surrendered losses from equity affiliate (a) ...             (46)             --              --
Reorganization costs............................              53               4               1
Tax contingency adjustment......................              (1)             (2)             --
Other...........................................              (8)             --               2
                                                             ---             ---             ---
EFFECTIVE INCOME TAX RATE.......................              56%             (2)%            59%
                                                             ===             ===             ===

   (a) During 2005, a non-consolidated equity affiliate surrendered prior year losses that will be used to offset a foreign subsidiary's taxable income in the United Kingdom.


         Deferred income tax balances were related to:

                                                                                  DECEMBER 31,
                                                                    -----------------------------------------
                                                                            2005                 2004
                                                                            ----                 ----

   Postretirement benefits....................................             $ 421                $ 416
   Environmental liabilities..................................                51                   55
   Inventory..................................................                16                   12
   Insurance reserves.........................................                50                   51
   Miscellaneous accruals.....................................                18                   27
   Equity affiliates..........................................                15                   16
   Net operating losses.......................................               302                  283
   Other......................................................                48                   51
                                                                           -----                -----
   TOTAL DEFERRED TAX ASSETS                                                 921                  911
   Less: Valuation allowances.................................              (709)                (688)
                                                                           -----                -----
   DEFERRED TAX ASSETS LESS VALUATION ALLOWANCES                             212                  223
                                                                           -----                -----
   Property...................................................              (159)                (175)
   Accrued interest...........................................               (26)                 (13)
   Other......................................................               (16)                 (15)
                                                                           -----                -----
   TOTAL DEFERRED TAX LIABILITIES                                           (201)                (203)
                                                                           -----                -----
   NET DEFERRED TAX ASSETS....................................             $  11                $  20
                                                                           =====                =====

         At December 31, 2005, research and development tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $5, all of which will expire in 2019 through 2022. At December 31, 2005, various federal, state and foreign net operating loss carryforwards are available to offset future taxable income. These net operating losses expire from 2006 through 2025 or have an indefinite carryforward period. Valuation allowances have been provided for the tax credit and net operating loss carryforwards that are not likely to be utilized. Income taxes and remittance taxes have not been recorded on $128 of undistributed earnings of subsidiaries because Solutia intends to reinvest those earnings indefinitely.

         Solutia provided additional valuation allowances of $21 in 2005 of which $12 was recorded in Income Tax Expense (Benefit) in the Statement of Consolidated Operations and $9 was recorded in Accumulated Other
Comprehensive Loss in the Statement of Consolidated Comprehensive Loss. The additional valuation allowances were principally provided for the

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

         As of December 31, 2005, the Internal Revenue Service ("IRS") had completed its examination of the income tax returns of Solutia through 2001. No other years are currently being examined by the IRS. In addition, Solutia is subject to audits in several state and foreign jurisdictions. Solutia believes that it has adequate contingency reserves established for probable adjustments resulting from these audits. During 2005, Solutia decreased its tax contingency reserves by less than $1 based on expected outcomes of income tax audits in various jurisdictions. The tax contingency reserves were adjusted by $(6) in 2004 principally as a result of the favorable settlement of an IRS audit for the years 1999 and 2000.

15.  DEBT OBLIGATIONS

         As of December 31, 2005, Solutia's debt obligations include borrowings from its DIP financing facility, notes and debentures. The weighted average interest rate on Solutia's total debt outstanding at December 31, 2005 was 8.7 percent compared to 9.0 percent at December 31, 2004. Excluding debt subject to compromise, with the exception of the 11.25 percent notes due 2009 on which the bankruptcy court has permitted continued payments of the contractual interest (see Note 3 for further description of these notes due 2009), the weighted average interest rate on total debt was
9.8 percent at December 31, 2005, compared to 10.1 percent at December 31, 2004. The weighted average interest rate on Solutia's short-term debt outstanding at December 31, 2005, was 8.5 percent as compared to 9.3 percent at December 31, 2004. As a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of December 31, 2005, with the exception of its DIP credit facility and Euronotes. While operating as a debtor-in-possession during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on all unsecured pre-petition indebtedness in accordance with SOP 90-7, with the exception of the 11.25 percent notes due 2009. The amount of contractual interest not recorded was $32 in both 2005 and 2004. Contractual interest is payable semiannually in February and August for these Euronotes and in January and July for the 11.25 percent notes due 2009. At both December 31, 2005 and 2004, Solutia had $131 of availability under the DIP credit facility.

         Long-term debt consisted of the following as of December 31,

                                                           2005         2004
                                                           ----         ----

6.72% debentures due 2037........................           150           150
10.00% euro notes due 2008 ......................           247           285
11.25% notes due 2009............................           223           223
7.375% debentures due 2027.......................           300           300
Other............................................            43            43
                                                          -----        ------
      Total principal amount.....................           963         1,001
Unamortized net discount (a).....................            --            --
                                                          -----        ------
                                                            963         1,001
Less amounts subject to compromise (Note 3)......          (716)         (716)
                                                          -----        ------
TOTAL............................................         $ 247        $  285
                                                          =====        ======

    (a) Unamortized net discount of $48 as of both December 31, 2005 and December 31, 2004 is included in liabilities subject to compromise, as further described in Note 3.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Amendments to DIP Financing Agreement
-------------------------------------

         Solutia amended its DIP financing agreement on June 1, 2005 and received bankruptcy court approval on July 25, 2005. The amendment reduces the interest rate on the term loan component of the DIP financing facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or 8.0 percent, extends the maturity date of the current facility to June 19, 2006 from the previous December 19, 2005 maturity date, and makes other minor modifications. No changes were made to the financial covenants contained in the DIP agreement aside from extending the financial covenant requirements to be commensurate with the new maturity date of the DIP agreement. Note 24 describes an additional amendment to the DIP financing agreement made subsequent to December 31, 2005.

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

16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

         The recorded amounts of cash, trade receivables, third-party guarantees, accounts payable and short-term debt approximate their fair values at both December 31, 2005 and 2004, respectively.

         The estimated fair value of Solutia's long-term debt not subject to compromise was $248 at December 31, 2005 and $290 as of December 31, 2004. These estimates compare with the recorded amount of $247 in 2005 and $285 in 2004. Fair value of the debt subject to compromise cannot be fairly determined due to the inherent uncertainties underlying the valuation assumptions affected by the Chapter 11 bankruptcy proceedings.

         The estimated fair value of Solutia's foreign currency forward and option contracts on intercompany financing transactions was less than $1 at December 31, 2005, and approximately $1 at December 31, 2004. Notional amounts for these forward and option contracts to purchase and sell foreign currencies were $365 at December 31, 2005, and $147 at December 31, 2004.

         The estimated fair value of Solutia's commodity forward and option contracts was an approximate $1 loss at December 31, 2005. Notional amounts for these commodity forward and option contracts were $9 at December 31, 2005. There were no commodity forward or option contracts outstanding as of December 31, 2004.

         Fair values are estimated by the use of quoted market prices, estimates obtained from brokers and other appropriate valuation techniques and are based upon information available as of both December 31, 2005, and December 31, 2004. The fair-value estimates do not necessarily reflect the values Solutia could realize in the current market.

17.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         Pension benefits generally are based on the employee's age, years of service and/or compensation level. The domestic qualified pension plan is funded in accordance with Solutia's long-range projections of the plan's financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations. Solutia amended its U.S. qualified pension plan in 2005 for union participants and in 2004 for non-union participants to cease future benefit accruals effective January 1, 2006 and July 1, 2004, respectively (as further described below). Prior to the spinoff, the majority of Solutia's employees participated in Pharmacia's noncontributory pension plans. In conjunction with the spinoff, Solutia assumed pension liabilities and received related assets from those plans for its applicable active employees and for certain former employees who left Pharmacia in earlier years. Further, Solutia terminated certain domestic, non-qualified pension plans in 2005.

         Certain employees also participate in benefit programs that provide certain health care and life insurance benefits for retired employees. All regular, full-time U.S. employees and certain employees in other countries who were employed by

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Solutia on or before December 31, 1998, may become eligible for these benefits if they reach retirement age while employed by Solutia and have the required years of service. These postretirement benefits are unfunded and are generally based on the employee's age, years of service and/or compensation level. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. Solutia amended its U.S. postretirement plan in 2005 for union, active employees and in 2004 for non-union, active employees (as further described below). In connection with the spinoff, Solutia assumed retiree medical liabilities for its applicable active employees and for approximately two-thirds of the retired U.S. employees of Pharmacia.

         Solutia uses a measurement date of December 31 for the majority of its pension and other postretirement benefit plans. The amounts disclosed below do not reflect the impact of any changes to the benefit plans that might be contemplated as a result of the bankruptcy filing. In addition, the accrued liabilities for domestic pension and other postretirement obligations have been classified as liabilities subject to compromise as of December 31, 2005 and 2004 (see Note 3).

Net Periodic Cost

         For the years ended December 31, 2005, 2004, and 2003, Solutia's pension and healthcare and other benefit costs were as follows:

                                                        PENSION BENEFITS                   HEALTHCARE AND OTHER BENEFITS
                                                        ----------------                   -----------------------------
                                                2005          2004          2003          2005          2004          2003
                                                ----          ----          ----          ----          ----          ----
Service costs for benefits earned...........    $  6          $ 14         $  27          $  5          $  8          $  9
Interest cost on benefit obligation.........      68            77            95            33            42            50
Assumed return on plan assets...............     (61)          (75)         (100)           --            --            --
Prior service costs ........................       2             6            17           (10)          (13)          (13)
Recognized net (gain)/loss..................      14             7             3            14             7             9

Net curtailment and settlement charges/
  (gains)...................................      17            73            35            (4)          (38)           --
                                                ----          ----         -----          ----          ----          ----
TOTAL.......................................    $ 46          $102         $  77          $ 38          $  6          $ 55
                                                ====          ====         =====          ====          ====          ====

Curtailments and Settlements
----------------------------

         Solutia amended its U.S. qualified pension plan in 2005 to cease benefit accruals for domestic union participants to be effective January 1, 2006. This action resulted in a curtailment of the U.S. qualified pension plan, as defined by SFAS No. 88, Employees Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits, due to the reduction in anticipated future service of union participants in Solutia's U.S. qualified pension plan. The net result of this action in 2005 was a $7 loss due primarily to the required recognition of unrecognized losses that were expected to be amortized into earnings over the estimated future service period of the plan participants.

         Solutia also amended in 2005 its U.S. postretirement plan for union, active employees to be effective January 1, 2006. These changes included discontinuation of all postretirement benefits after attaining age 65, changes to certain eligibility requirements for pre-65 postretirement benefits with the eventual elimination of these benefits by 2016, and significant reduction of retiree life insurance benefits for future retirees. This action resulted in a curtailment of the U.S. postretirement plan, as defined by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, due to the reduction in anticipated future service of union participants in Solutia's U.S. postretirement plan. The net result of this action in 2005 was a $4 gain due primarily to the required recognition of unrecognized gains that were expected to be amortized into earnings over the estimated future service period of the plan participants.

         Solutia terminated certain domestic, non-qualified pension plans in 2005, which were effectively frozen since Solutia's bankruptcy filing on December 17, 2003. The termination of these plans resulted in a pension settlement in accordance with SFAS No. 88. However, no adjustments were made to the recorded amount of $19 for these plans since this amount represents the best proxy for the allowed claim amount in accordance with SOP 90-7. An adjustment to this amount will be made if the allowed claim is deemed to be different through the claims resolution process. The amount has been presented as a reduction to the overall pension obligation in 2005, as the amount no longer represent a pension obligation, but instead general unsecured claims against Solutia.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         Solutia amended its U.S. qualified and non-qualified pension plans in 2004 to cease future benefit accruals effective July 1, 2004 for non-union participants in these plans. As a result, Solutia recorded a pension curtailment net loss of $63 in 2004 due to the reduction in anticipated future service of participants in Solutia's U.S. qualified and non-qualified pension plans. In addition, Solutia recorded a pension settlement net gain of $1 resulting from the significant reduction in the number of participants in Solutia's non-qualified pension plan principally resulting from workforce reduction initiatives.

         Solutia amended its U.S. postretirement plan for non-union, active employees during 2004. These changes, effective September 1, 2004, include discontinuation of all postretirement benefits after attaining age 65, changes to certain eligibility requirements for pre-65 postretirement benefits with the eventual elimination of these benefits by 2016, and elimination of retiree life insurance benefits for future retirees. As a result, Solutia recorded a curtailment gain of $38 in 2004 due to the reduction in anticipated future service of non-union participants in Solutia's U.S. postretirement plan.

         Solutia recorded pension settlement charges of $10 in both 2005 and 2004, and $35 in 2003, resulting principally from the significant amount of lump sum distributions from Solutia's U.S. qualified pension plan during each of those years relating primarily to headcount reductions. In addition, Solutia recorded a curtailment loss of $1 during 2004 due to the reduction in anticipated future service of participants in Solutia's Canadian pension plan resulting from headcount reductions.

Actuarial Assumptions
---------------------

         The significant actuarial assumptions used to determine net periodic cost for Solutia's principal pension, healthcare and other benefit plans were as follows:

                                                                                    HEALTHCARE AND OTHER
                                                     PENSION BENEFITS                    BENEFITS
                                                     ----------------                    --------
                                                   2005            2004            2005            2004
                                                   ----            ----            ----            ----
Discount rate...............................       5.50%          6.25%            5.25%           6.25%
Expected return on plan assets..............       9.00%          9.00%             N/A             N/A
Rate of compensation increase (a)...........       4.00%          3.25%             N/A            3.25%
Assumed trend rate for healthcare costs ....        N/A            N/A             8.00%           9.00%
Ultimate trend rate for healthcare costs....        N/A            N/A             5.00%           5.00%

    (a) The rate of compensation increase in 2005 and 2004 relates specifically to Solutia's foreign pension plans. The rate of compensation increase is not applicable to the valuation of U.S. pension plans as of December 31, 2005 and 2004 due to the aforementioned cessation of future benefit accruals in 2005 and 2004 for participants in the U.S. pension plans.

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

         A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2005:

                                                                       1-PERCENTAGE-        1-PERCENTAGE-
                                                                      POINT INCREASE       POINT DECREASE
                                                                      --------------       --------------
Effect on postretirement benefit obligation...................             $ 4                  $(3)
Effect on total service and interest cost components .........              --                   --

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Benefit Obligations

         Components of the changes in the benefit obligation of Solutia's principal pension, healthcare and other benefit plans were as follows:

                                                                                    HEALTHCARE AND OTHER
                                                     PENSION BENEFITS                    BENEFITS
                                                     ----------------                    --------
                                                   2005            2004            2005            2004
                                                   ----            ----            ----            ----
CHANGES IN BENEFIT OBLIGATION
  Benefit obligation at January 1...............   $1,319         $1,448           $ 717           $ 774
  Service costs.................................        6             14               5               8
  Interest cost.................................       68             77              33              42
  Contributions.................................        1              1              23              22
  Actuarial (gain) losses.......................       44             44             (81)             14
  Foreign currency .............................      (14)            12              --              --
  Plan amendments ..............................      (19)           (38)            (10)            (37)
  Benefits paid.................................     (165)          (239)           (108)           (106)
                                                   ------         ------           -----           -----
  BENEFIT OBLIGATION AT DECEMBER 31.............   $1,240         $1,319           $ 579           $ 717
                                                   ======         ======           =====           =====

         The accumulated benefit obligation was $1,217 and $1,297 as of December 31, 2005 and 2004, respectively.

         The significant actuarial assumptions used to estimate the projected benefit obligation for Solutia's principal pension, healthcare and other benefit plans were as follows:

                                                                                    HEALTHCARE AND OTHER
                                                     PENSION BENEFITS                    BENEFITS
                                                     ----------------                    --------
                                                   2005            2004            2005            2004
                                                   ----            ----            ----            ----
Discount rate................................      5.50%           5.50%            5.50%           5.25%
Expected return on plan assets...............      9.00%           9.00%             N/A             N/A
Rate of compensation increase (a)............      4.00%           4.00%             N/A             N/A
Assumed trend rate for healthcare costs .....       N/A             N/A             9.00%           8.00%
Ultimate trend rate for healthcare costs.....       N/A             N/A             5.00%           5.00%

     (a) The rate of compensation increase in 2005 and 2004 relates specifically to Solutia's foreign pension plans. The rate of compensation increase is not applicable to the valuation of U.S. pension plans as of December 31, 2005 and 2004 due to the aforementioned cessation of future benefit accruals in 2005 and 2004 for participants in the U.S. pension plans.

Plan Assets

         Components of the changes in fair value of plan assets of Solutia's pension plans were as follows:

                                                           PENSION BENEFITS
                                                           ----------------
                                                        2005             2004
                                                        ----             ----
CHANGES IN FAIR VALUE OF PLAN ASSETS
  Fair value of plan assets at January 1..........      $ 811            $ 932
  Actual return on plan assets....................         59               93
  Contributions...................................          5               18
  Foreign currency................................        (10)               7
  Benefits paid...................................       (165)            (239)
                                                        -----            -----
  FAIR VALUE OF PLAN ASSETS AT DECEMBER 31........      $ 700            $ 811
                                                        -----            -----

         The other postretirement benefits plans are unfunded as of December 31, 2005 and 2004.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         The asset allocation for Solutia's pension plans as of December 31, 2005 and 2004, and the target allocation for 2006, by asset category, follows.

                                                                     PERCENTAGE OF PLAN ASSETS AT DECEMBER 31,
                                                                     -----------------------------------------
ASSET CATEGORY                  2006 TARGET ALLOCATION                  2005                           2004
--------------                  ----------------------                  ----                           ----
Equity securities                         66%                            67%                            65%
Debt securities                           30                             29                             30
Real estate                                1                             --                              2
Other                                      3                              4                              3
                                         ---                            ---                            ---
Total                                    100%                           100%                           100%

         The Solutia defined benefit plan investment strategy is to maintain an asset allocation that is diversified among multiple asset classes, and among multiple managers within each asset class, in order to minimize the risk of large losses and to maximize the long-term risk-adjusted rate of return.

Funded Status

         The funded status of Solutia's principal pension, healthcare and other benefit plans at December 31, 2005, and 2004 was as follows:

                                                                                    HEALTHCARE AND OTHER
                                                     PENSION BENEFITS                    BENEFITS
                                                     ----------------                    --------
                                                   2005            2004            2005            2004
                                                   ----            ----            ----            ----
FUNDED STATUS.................................     $(540)         $(508)          $(579)          $(717)
Unrecognized actuarial loss...................       167            152              54             149
Unrecognized prior service costs (gains)......         1              9             (59)            (64)
                                                   -----          -----           -----           -----
ACCRUED NET LIABILITY AT DECEMBER 31..........     $(372)         $(347)          $(584)          $(632)
                                                   =====          =====           =====           =====

         The accrued net liability was included in the Statement of Consolidated Financial Position as of December 31 as follows:

                                                                                    HEALTHCARE AND OTHER
                                                     PENSION BENEFITS                    BENEFITS
                                                     ----------------                    --------
                                                   2005            2004            2005            2004
                                                   ----            ----            ----            ----
Prepaid benefit cost..........................     $  18          $  21           $  --             $  --
Accrued benefit cost..........................      (530)          (499)           (584)            (632)
Intangible asset..............................         1              9              --               --
Deferred tax asset............................        --              9              --               --
Accumulated other comprehensive loss..........       139            113              --               --
                                                   -----          -----           -----            -----
ACCRUED NET LIABILITY.........................     $(372)         $(347)          $(584)           $(632)
                                                   =====          =====           =====            =====

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligation in excess of plan assets and for the pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31:

                                               PROJECTED BENEFIT OBLIGATION        ACCUMULATED BENEFIT
                                                EXCEEDS THE FAIR VALUE OF      OBLIGATION EXCEEDS THE FAIR
                                                       PLAN ASSETS                 VALUE OF PLAN ASSETS
                                               ----------------------------    ---------------------------
                                                   2005            2004            2005            2004
                                                   ----            ----            ----            ----
Projected benefit obligation...............       $1,240          $1,319           1,204           1,281
Accumulated benefit obligation.............        1,217           1,297           1,187           1,265
Fair value of plan assets..................          700             811             668             778

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         The accumulated postretirement benefit obligation exceeds plan assets for all of Solutia's other postretirement benefit plans.

         Solutia actively manages funding of its domestic qualified pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). In 2004, Solutia made discretionary contributions of $11 to the qualified pension plan in order to minimize future required contributions and to utilize available tax benefits. No contributions were made during either 2005 or 2003 to the qualified pension plan. According to current IRS funding rules, Solutia will be required to make $174 in pension contributions to its U.S. qualified pension plan in 2006. In addition, Solutia contributed $5 in 2005 and $4 in 2004 and 2003, respectively, to fund its foreign pension plans. Moreover, Solutia expects to be required to fund $5 in pension contributions for its foreign pension plans in 2006.

Estimated Future Benefit Payments

         Estimated benefit payments expected to be made over the next five years and the cumulative five year period thereafter are as follows:

                                      PENSION       HEALTHCARE AND
                                     BENEFITS       OTHER BENEFITS
                                     --------       --------------

  2006...........................      $117              $75
  2007...........................       114               71
  2008...........................       113               68
  2009...........................       110               65
  2010...........................       108               61
  2011-2015......................       498              231


18.  EMPLOYEE SAVINGS PLANS

         In connection with the spinoff, Pharmacia common stock held by the Pharmacia Employee Stock Ownership Plan ("ESOP") and related Pharmacia ESOP borrowings were allocated between Solutia and Pharmacia. As a result of this allocation, Solutia received 2.4 million shares of Pharmacia common stock and assumed $29 of ESOP debt to third parties. Simultaneously, Solutia created its own ESOP, established a trust to hold the Pharmacia shares, and issued a $29 loan to the trust. The trust used the proceeds of the loan to repay the assumed third-party debt. Subsequent to the spinoff, the ESOP trust was required by government regulations to divest its holdings of Pharmacia common stock and to use the proceeds to acquire Solutia common stock. The divestiture of Pharmacia common stock and the purchase of Solutia common stock were completed in early 1998. At inception, the trust held 10,737,097 shares of Solutia common stock, all of which have been allocated to participants. The ESOP loans to Solutia were repaid in 2002. The ESOP is no longer leveraged. During 2002 and 2003, the ESOP purchased Solutia common stock on the open market to fund Solutia match. Effective December 15, 2003, the ESOP component of the Solutia Savings and Investment Plan ("SIP") was eliminated.

         Substantially all U.S. employees of Solutia are eligible to participate in the SIP, a 401(k) plan. Prior to December 15, 2003, shares held in the ESOP were used to make Solutia's matching contribution to eligible participants' accounts under this plan. Effective December 15, 2003, all matching contributions are invested in the same manner as participants' personal SIP contributions. Company cash contributions were $15 and $10 in 2005 and 2004, respectively, and were invested in accordance with participants' personal investment elections. Company cash contributions were $12 during 2003 and $11 was used to purchase Solutia common stock on the open market and $1 was invested in accordance with participants' personal investment elections. The expenses related to the employer match were $15 in 2005, $10 in 2004, and $12 in 2003. In addition, effective January 1, 2005, Solutia increased its SIP matching contribution percentage to 100 percent on the first 7 percent of a participant's qualified contributions from 60 percent on the first 8 percent, previously.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


19.  STOCK OPTION PLANS

         Solutia has two stock-based incentive plans under which awards are available for grants to officers and employees; the Solutia Inc. 2000 Stock-Based Incentive Plan ("2000 Plan") and the Solutia Inc. 1997 Stock-Based Incentive Plan ("1997 Plan"). The 2000 Plan authorizes up to 5,400,000 shares and the 1997 Plan up to 7,800,000 shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option granted may not exceed 10 years. At December 31, 2005, approximately 2,067,460 shares from the 2000 Plan and 1,503,567 shares from the 1997 Plan remained available for grants.

         During 2005, no options were granted to current executive officers and other senior executives as a group, or to other employees. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 3,011,000, and those to other employees totaled 10,016,592, through December 31, 2005. The options granted to Solutia's executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

         The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's board of directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors. Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At December 31, 2005 and 2004, 25,174 shares of Solutia's common stock remained available for grants under the plan. Shares covered by options granted to non-employee directors totaled 16,000 in 2003. There were no options or deferred shares granted in 2005 as all non-employee director compensation is now paid in cash.

         Effective January 1, 2003, Solutia adopted SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which allowed Solutia to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for Solutia's option plans in the Statement of Consolidated Operations, as all options granted under the plans had an exercise price equal to the market value of Solutia's stock on the date of the grant. Had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, consistent with SFAS No. 123, Solutia's net loss would have been increased to the pro forma amounts indicated in Note 2.

         The following weighted-average assumptions were used for grants of Solutia options during the year ended December 31:

                                                                  2003
                                                                  ----
          Expected dividend yield...........................       0.0%
          Expected volatility...............................     123.8%
          Risk-free interest rates..........................       3.2%
          Expected option lives (years).....................       5.0

         The weighted-average fair value of options granted was $1.14 in 2003.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         A summary of the status of Solutia's stock option plans for years ended December 31, 2005, 2004 and 2003 follows:

                                                                             OUTSTANDING
                                                            -------------------------------------------------
                                              EXERCISABLE                                   WEIGHTED-AVERAGE
                                                OPTIONS                 OPTIONS              EXERCISE PRICE
                                    -------------------------------------------------------------------------
December 31, 2002.............                21,712,940              25,350,510                 $15.47
                                              ----------              ----------                 ------

   Granted....................                                         1,003,274                  $1.36
   Exercised..................                                                --                   0.00
   Expired....................                                        (2,874,547)                 11.49
                                              ----------              ----------                 ------
December 31, 2003.............                20,838,155              23,500,239                 $15.31
                                              ----------              ----------                 ------

   Granted....................                                                --                  $0.00
   Exercised..................                                                --                   0.00
   Expired....................                                        (3,886,064)                 13.41
                                              ----------              ----------                 ------
December 31, 2004.............                18,646,490              19,614,175                 $15.69
                                              ----------              ----------                 ------

   Granted....................                                                --                  $0.00
   Exercised..................                                                --                   0.00
   Expired....................                                        (2,290,624)                 14.84
                                              ==========              ==========                 ======
December 31, 2005.............                16,938,707              17,323,551                 $15.80
                                              ==========              ==========                 ======

         The following table summarizes information about stock options outstanding at December 31, 2005:

             OPTIONS OUTSTANDING:
                                                               WEIGHTED-AVERAGE
             RANGE OF                                              REMAINING                WEIGHTED-AVERAGE
         EXERCISE PRICES                    NUMBER             CONTRACTUAL LIFE              EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------

$  0 to  2.99.................               734,233                 6.8                       $ 1.25
   3 to  7.99.................                49,233                 7.0                         3.89
   8 to 11.99.................             1,176,526                 3.9                        10.33
  12 to 15.99.................             4,056,252                 2.1                        13.87
  16 to 18.99.................             6,364,392                 0.9                        16.52
  19 to 22.99.................             4,760,724                 1.6                        19.75
  23 to 29.99.................               182,191                 1.7                        27.38
                                          ----------                 ---                       ------
$  0 to 29.99.................            17,323,551                 1.9                       $15.80
                                          ==========                 ===                       ======



             OPTIONS EXERCISABLE:

                     RANGE OF                                                   WEIGHTED-AVERAGE
                  EXERCISE PRICES                         NUMBER                 EXERCISE PRICE
         ----------------------------------------------------------------------------------------
         $  0 to  2.99.................                    479,789                  $ 1.26
            3 to  7.99.................                      9,233                    3.87
            8 to 11.99.................                  1,110,126                   10.33
           12 to 15.99.................                  4,032,252                   13.87
           16 to 18.99.................                  6,364,392                   16.52
           19 to 22.99.................                  4,760,724                   19.75
           23 to 29.99.................                    182,191                   27.38
                                                        ----------                  ------
         $  0 to 29.99.................                 16,938,707                  $16.07
                                                        ==========                  ======

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


20.  CAPITAL STOCK

         On December 17, 2003, following the announcement that Solutia had filed for Chapter 11 bankruptcy protection, the New York Stock Exchange ("NYSE") halted trading in Solutia's common stock. Solutia's common stock was delisted from the NYSE on February 24, 2004. Solutia's common stock is currently being quoted under the ticker symbol SOLUQ on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets LLC and on the OTC Bulletin Board.

         The declaration and payment of dividends is made at the discretion of Solutia's board of directors. There was no annual dividend paid in 2005 or 2004. Solutia is currently prohibited by both the U.S. Bankruptcy Code and the DIP financing facility from paying dividends to shareholders.

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

         Solutia's board of directors declared a dividend of one preferred stock purchase right for each share of Solutia's common stock issued in the distribution of shares by Pharmacia to its shareholders on the effective date of the spinoff and authorized the issuance of one right for each share of common stock issued after the effective date of the spinoff until the earlier of the date the rights become exercisable or the termination date of the rights plan. If a person or group acquires beneficial ownership of 20 percent or more, or announces a tender offer that would result in beneficial ownership of 20 percent or more, of Solutia's outstanding common stock, the rights become exercisable. Then, for every right held, the owner will be entitled to purchase one one-hundredth of a share of a series of preferred stock for $.000125. If Solutia is acquired in a business combination transaction while the rights are outstanding, for every right held the holder will be entitled to purchase, for $.000125, common shares of the acquiring company having a market value of $.000250. In addition, if a person or group acquires beneficial ownership of 20 percent or more of Solutia's outstanding common stock, for every right held, the holder (other than such person or members of such group) will be entitled to purchase, for $.000125, a number of shares of Solutia's common stock having a market value of $.000250. Furthermore, at any time after a person or group acquires beneficial ownership of 20 percent or more (but less than 50 percent) of Solutia's outstanding common stock, Solutia's board of directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of Solutia's common stock on a one-share-for-every-one-right basis. At any time prior to the acquisition of such a 20 percent position, Solutia can redeem each right for $.00000001. The board of directors is also authorized to reduce the 20 percent thresholds described above to not less than 10 percent. The rights expire in the year 2007. However, Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock and that it is unlikely that holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, will receive any consideration for that stock or those options and warrants in such a plan of reorganization. Consequently, this preferred stock purchase right plan would be cancelled if the underlying common stock were to be cancelled.

         Solutia has 10 million shares of preferred stock, par value $0.01 per share, authorized. As of December 31, 2005, there were no preferred shares issued or outstanding.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


21.  COMMITMENTS AND CONTINGENCIES

Commitments

         Commitments, principally in connection with uncompleted additions to property, were approximately $16 and $15 at December 31, 2005 and 2004, respectively. In addition, as of December 31, 2005 and 2004, Solutia was contingently liable under letters of credit totaling $98 and $113, respectively, of which $1 and $18, respectively, were cash collaterized, primarily related to environmental remediation and various insurance related activities. The cash underlying these collateralized letters of credit is contractually restricted and accordingly is excluded from cash and cash equivalents and recorded in Other Assets within the Statement of Consolidated Financial Position as of December 31, 2005 and 2004.

         Solutia's future minimum payments under operating leases and various unconditional purchase obligations are $21 for 2006, $14 for 2007, $13 for 2008, $11 for 2009, $9 for 2010 and $12 thereafter. The amounts of these commitments have not been adjusted to reflect any potential impact that the bankruptcy proceedings may have upon the timing and valuation of such commitments.

         Solutia has entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the products. The unamortized deferred credits were $100 at December 31, 2005 and $109 at December 31, 2004.

         For the year ended December 31, 2005, Shaw Industries, Inc., a single customer within the Integrated Nylon segment, accounted for approximately 11 percent of Solutia's consolidated net sales. No single customer or customer group accounted for more than 10 percent of Solutia's net sales for the years ended December 31, 2004 and 2003.

         The more significant concentrations in Solutia's trade receivables at December 31, 2005 and 2004 were:

                                                                 2005
                                                                 ----
                                         NORTH       EUROPE/      LATIN        ASIA
                                         -----       -------      -----        ----
                                        AMERICA      AFRICA      AMERICA      PACIFIC     TOTAL
                                        -------      ------      -------      -------     -----
Glass.....................                $19         $58          $9           $14        $100
Chemicals.................                 29          15           1             6          51
Carpet....................                 23           1          --            --          24


                                                                 2004
                                                                 ----
                                         NORTH       EUROPE/      LATIN        ASIA
                                         -----       -------      -----        ----
                                        AMERICA      AFRICA      AMERICA      PACIFIC     TOTAL
                                        -------      ------      -------      -------     -----
Glass.....................                $16         $64         $11           $14        $105
Chemicals.................                 26          18           7            10          61
Carpet....................                 16           1          --            --          17

         Management does not anticipate losses on its trade receivables in excess of established allowances.

Contingencies

Litigation
----------

         Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Pharmacia may assert in Solutia's Chapter 11 bankruptcy case. This estimated unsecured claim amount was classified as a liability subject to compromise as of December 31, 2005 and 2004 in the amount of $136 and $141, respectively.

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

LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE
----------------------------------------------

JP MORGAN ADVERSARY PROCEEDING

         On May 27, 2005, JP Morgan, as indenture trustee under the indenture for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding (the "JPM Proceeding") against Solutia in Solutia's bankruptcy case. In its adversary proceeding, JP Morgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged security interests lacked adequate protection. The JPM Proceeding relates to Solutia's 2002 and 2003 refinancings of its credit facilities. When Solutia refinanced its credit facilities in 2002, the 2027 and 2037 debentures obtained a pro rata secured interest in substantially all of Solutia's assets as a result of the application of the "equal and ratable" provisions of the Prepetition Indenture. On October 8, 2003, Solutia restructured its credit facilities, reduced its outstanding secured indebtedness below the threshold level that initially triggered the "equal and ratable" provisions of the Prepetition Indenture and, as a result, the 2027 and 2037 debentures returned to their original unsecured status. JP Morgan alleges that the October 8, 2003 refinancing had no effect on the security interests and liens that were created in 2002, and argues further that, even if it did, those liens should be reinstated as a matter of equity. Solutia filed its response to JP Morgan's complaint on July 5, 2005, denying JP Morgan's allegations based on the express terms of the Prepetition Indenture. Discovery in the JPM Proceeding remains ongoing.

EQUITY COMMITTEE ADVERSARY PROCEEDING AGAINST MONSANTO AND PHARMACIA

         On March 7, 2005, the Official Committee of Equity Security Holders ("Equity Committee") in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and objection to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case (the "Equity Committee Complaint"). In the Equity Committee Complaint, the Equity Committee seeks to avoid certain obligations assumed by Solutia at the time of its spinoff from Monsanto. The Equity Committee Complaint alleges that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. Pharmacia and Monsanto filed a motion to dismiss the Equity Committee Complaint or, in the alternative, to stay the adversary proceeding. The motion has been briefed and argued, but has not yet been ruled on by the Bankruptcy Court. On August 4, 2005, the Debtors filed with the Bankruptcy Court their Statement and Reservation of Rights in Response to Equity Committee's Complaint and Objection to Claims, in which the Debtors expressed their view that the issues and disputes raised in the Equity Committee Complaint would be resolved through the Plan confirmation process.

LEGAL PROCEEDINGS OUTSIDE SOLUTIA'S BANKRUPTCY CASE
---------------------------------------------------

ANNISTON PARTIAL CONSENT DECREE

         On August 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Partial Consent Decree in an action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if polychlorinated biphenyls ("PCBs") are at a level of 1 part per million (ppm) or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the EPA of a cleanup remedy for the

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Anniston, Alabama PCB site, and to pay EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston.

         A subsequent dispute arose between the EPA and Solutia regarding the scope and application of the automatic stay arising as a result of Solutia's Chapter 11 filing to the remaining obligations under the Partial Consent Decree. On April 19, 2004, the district court held that the Partial Consent Decree enforces police and regulatory powers under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and, as a result, the automatic stay provisions of the U.S. Bankruptcy Code are inapplicable to Solutia's obligations under the Partial Consent Decree. On April 30, 2004, the United States Bankruptcy Court for the Southern District of New York entered a Stipulation and Agreed Order in which the EPA and Solutia stipulate that the automatic stay is applicable to certain of the Partial Consent Decree's requirements. Solutia filed a motion asking the district court to reconsider its order and to bring it into accord with the Stipulation and Agreed Order consented to by the EPA and entered by the bankruptcy court. On September 9, 2004, the district court denied Solutia's motion and declared that the automatic stay is inapplicable to Solutia's obligations under the Consent Decree to perform site work. Solutia appealed this ruling to the Eleventh U.S. Circuit Court of Appeals, which dismissed the appeal for lack of jurisdiction.

         On June 30, 2005, the United States District Court for the Northern District of Alabama issued an order (the "PCB Order") authorizing co-defendants Pharmacia and Solutia to "suspend" performance of the PCB clean-up at the Anniston site under the Anniston Consent Decree, upon the filing of a motion by either defendant requesting that relief. The PCB Order found that the defendants entered into the Anniston Consent Decree, and that the court approved that Anniston Consent Decree, based on the understanding that the defendants' rights to pursue other liable parties for contribution would not be impaired by the EPA. The PCB Order further found that the EPA's planned settlements with certain Anniston foundries would thus deprive the defendants of one of the material considerations for entering into the Anniston Consent Decree. Solutia and Pharmacia continue their attempts to negotiate a global settlement with the EPA and the Anniston site potentially responsible parties. To date, Solutia and Monsanto (acting as attorney-in-fact for Pharmacia) have not made a motion to the United States District Court for the Northern District of Alabama to suspend their obligations under the Anniston Consent Decree.

FLEXSYS RELATED LITIGATION

         Antitrust authorities in the United States, Europe and Canada are continuing to investigate past commercial practices in the rubber chemicals industry. Flexsys, Solutia's joint venture with Akzo Nobel N.V. ("Akzo"), remains a subject of such investigation and continues to fully cooperate with the authorities in the ongoing investigation. In addition, a number of purported civil class actions on behalf of consumers have been filed against Flexsys and other producers of rubber chemicals.

         State court actions against Flexsys. Solutia is presently aware of nine purported class actions that remain pending in various state courts against Flexsys and other producers of rubber chemicals seeking actual and treble damages under state law. Seven of these cases purport to be on behalf of all retail purchasers of tires in the respective states since as early as 1994 and two of the cases purport to be on behalf of all retail purchasers of any product containing rubber chemicals during the same period. Solutia is not named as a defendant in any of these cases. All of these cases remain pending in various procedural stages and no substantive discovery or other actions have taken place.

          Canadian actions against Flexsys. In May 2004, two purported class actions were filed in the Province of Quebec, Canada, against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Plaintiffs seek statutory damages of (CAD) $14.6 along with exemplary damages of (CAD) $0.000025 per person. In May 2005 a case was filed in Ontario, Canada against Flexsys and other rubber chemical producers alleging the same claims as in the Quebec cases and seeking damages of (CAD) $95 on behalf of all persons in Canada injured by the alleged collusive activities of the defendants. In August 2005, a similar case was filed in British Columbia seeking unspecified damages under a variety of theories on behalf of all purchasers of rubber chemicals and products containing rubber chemicals in British Columbia. No responses are yet due nor have any been filed by defendants in any of these cases. Solutia is not a named defendant in any of these cases.

         Federal court actions by purchasers of rubber chemicals. Eight purported class actions filed in the U.S. District Court for the Northern District of California on behalf of all individuals and entities that had purchased rubber chemicals in

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


the United States during the period January 1, 1995 until October 10, 2002, against Solutia, Flexsys and a number of other companies producing rubber chemicals were consolidated into a single action called In Re Rubber Chemicals Antitrust Litigation (the "Class Action"). The Class Action alleged price-fixing and sought treble damages and injunctive relief under U.S. antitrust laws on behalf of all the plaintiffs. Solutia filed a Suggestion of Bankruptcy in the Class Action staying the litigation against it. A settlement agreement was approved by the Court on June 21, 2005 releasing Flexsys and its predecessors in interest from any further liability to the members of the class with respect to the allegations made in the Class Action complaint. In connection with this settlement, Solutia was voluntarily dismissed. RBX Industries, Inc. v. Bayer Corp., Flexsys, et.al., originally filed in federal court in Pennsylvania in July 2004, was removed to the U.S. District Court for the Northern District of California. This case alleges that during the period 1995 through 2001 the defendants, which do not include Solutia, conspired through common marketing and sales practices to cause plaintiffs to pay supra-competitive prices for rubber chemicals and seeks treble damages. RBX Industries joined the plaintiff class in the Class Action solely for the purpose of participating in the above described settlement with Flexsys, Solutia and Akzo. In March 2005, Parker Hannifin filed an action in the U.S. District Court for the Northern District of Ohio making the same allegations as were made in the Class Action and the RBX Industries case. The case was removed to the U.S. District Court for the Northern District of California. Parker Hannifin joined the plaintiff class in the Class Action solely for the purpose of participating in the above described settlement with Flexsys, Solutia and Akzo. Solutia was not named in either the RBX Industries or the Parker Hannifin cases. Other than potential claims by two direct purchasers of small amounts of rubber chemicals from Flexsys, the settlement by Flexsys of the Class Action (approximately $19) along with several private settlements with large customers (approximately $60) for all intents and purposes resolves all claims made in these cases by direct United States purchasers of rubber chemicals against Solutia and Flexsys under United States antitrust laws for activities of Flexsys prior to the dates of the settlements. All settlement monies were paid by Flexsys without participation by Solutia.

         Federal court actions by indirect purchasers of rubber chemicals. On January 14, 2006, Solutia became aware of a newly filed case, Pearman, Benson and Immerman v. Crompton Corp., Flexsys, Solutia, et al., in the United States District Court for the Eastern District of Tennessee at Greenville, purportedly filed on behalf of consumers in 37 states of products produced with rubber chemicals for the period 1994 through the present under the Tennessee Trade Practices Act. Solutia was initially named in the suit but was voluntarily dismissed without prejudice on February 3, 2006.

         Federal court actions alleging violations of federal securities laws. Between approximately July and September 2003, six purported shareholder class actions were filed in the U.S. District Court for the Northern District of California against Solutia, its then and former chief executive officers and its then chief financial officer. The complaints were consolidated into a single action called In Re Solutia Securities Litigation, and a consolidated complaint, which named two additional defendants, Solutia's then current and past controllers, was filed. The consolidated complaint alleged that from December 16, 1998 to October 10, 2002, Solutia's accounting practice of incorporating Flexsys's results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during the period. The plaintiffs sought damages and any equitable relief that the court deemed proper. The consolidated action was automatically stayed with respect to Solutia by virtue of Section 362(a) of the U.S. Bankruptcy Code. In March 2005 the court issued a final order dismissing with prejudice the complaint against the individual defendants, which became final when the plaintiffs did not file an appeal of the dismissal within the applicable appeals period, and the case was dismissed without prejudice as against Solutia pending resolution of the bankruptcy case.

         Shareholder Derivative Suits. Two purported shareholder derivative suits were filed in the Missouri Circuit Court for the Twenty-First Judicial Circuit of St. Louis County against certain of Solutia's current and past directors, chief executive officers, chief financial officer and former vice chairman. Solutia is included as a nominal defendant. The plaintiffs seek damages on behalf of Solutia for the individual defendants' alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, arising out of Flexsys' alleged participation in the price-fixing of rubber chemicals and Solutia's incorporation of Flexsys's purportedly inflated financial results arising from the alleged price-fixing into Solutia's financial statements. These two shareholder derivative suits were consolidated into a single action, In re Solutia Inc. Derivative Litigation. On December 29, 2003, the court entered an Order in the consolidated action staying the litigation with respect to all defendants, including Solutia. In August 2004, the court involuntarily dismissed the case for lack of prosecution. In late 2004, plaintiffs' filed a motion to reinstate the actions which motion remains pending with no further action yet taken by plaintiffs.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


CASH BALANCE PLAN LITIGATION

         Davis v. Solutia Inc. Employees' Pension Plan. On October 12, 2005, three participants in the Solutia Inc. Employees' Pension Plan (the "Pension Plan") commenced an action captioned Davis, et. al. v. Solutia, Inc. Employees' Pension Plan, United States District Court for the Southern District of Illinois, Case No. 3:05-CV-736-MJR. None of the Debtors, and no individual or entity other than the Pension Plan, has been named as a defendant in the litigation. The Davis plaintiffs allege that the Pension
Plan: (1) violates ERISA's prohibitions on reducing rates of benefit accrual because of the attainment of any age; (2) results in the impermissible forfeiture of accrued benefits under ERISA; (3) violates ERISA's present value calculation rules for determining lump sum distributions; and (4) violates the minimum accrual requirements of ERISA. The Davis plaintiffs seek to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class consisting of "all individuals who currently participate or who formerly participated in the Pension Plan or its predecessor plans at any time after December 31, 1996, and their beneficiaries." The Pension Plan has moved to dismiss the Davis action for plaintiffs' failure to exhaust administrative remedies and failure to join necessary and indispensable parties. The Pension Plan also has moved to stay all proceedings in the Davis action pending a determination by the Judicial Panel on Multidistrict Litigation whether the Davis action will be transferred to another court for consolidated pretrial proceedings. The Pension Plan intends to continue to vigorously defend itself against any and all claims asserted in the Davis litigation.

         Scharringhausen v. Solutia Employees' Pension Plan. On November 22, 2005, two additional participants in the Pension Plan commenced an action captioned Scharringhausen, et. al. v. Solutia, Inc. Employees' Pension Plan, et al., United States District Court for the Eastern District of Missouri, Case No. 4:05-CV-02210-HEA. None of the Debtors, and except for the Solutia Inc. Employee Benefits Plan Committee, no individual or entity other than the Plan, has been named as a defendant in the litigation. The Scharringhausen plaintiffs allege that the Pension Plan violates the same statutory provisions in the same manner as alleged by plaintiffs in the Davis action; and seek the same monetary, injunctive and equitable relief as is sought in the Davis action on behalf of themselves and a nationwide putative class consisting of "all individuals, excluding defendants, that have participated in the Solutia Employees' Pension Plan or its predecessor plan at any time on or after January 1, 1997 . . ., whose accrued or pension benefits are based, in whole or in part, on the Pension Plan's cash balance formula, and their beneficiaries." The Pension Plan has moved to dismiss the Scharringhausen action for plaintiffs' failure to exhaust administrative remedies and failure to join necessary and indispensable parties.

         On December 27, 2005, the Scharringhausen plaintiffs filed a motion captioned In re Solutia Inc. Retiree Benefits "ERISA" Litigation, Judicial Panel on Multidistrict Litigation, with the Judicial Panel on Multidistrict Litigation asking the Panel to transfer the Davis action from the Southern District of Illinois to the Eastern District of Missouri and to consolidate the Davis action with the Scharringhausen action for all pretrial purposes. The Pension Plan believes that the Davis and Scharringhausen actions can be more efficiently handled if they are consolidated in the Eastern District of Missouri. Accordingly, it filed a joinder in the transfer motion. However, on January 24, 2006, the plaintiffs in Scharringhausen filed the "Plaintiffs' Notice of the Voluntary Dismissal of the Scharringhausen Case Pending in the United States District Court for the Eastern District of Missouri Which Moots Defendants Motion to Stay All Proceedings [Doc. 38]". On February 2, 2006, the Scharringhausen plaintiffs, individually and on behalf of others similarly situated, refiled their complaint in the United States District Court for the Southern District of Illinois, the same court in which the Davis case is pending.

         Hammond v. Solutia Employees' Pension Plan. On February 15, 2006, one additional participant in the Pension Plan commenced an action captioned Juanita Hammond, et. al. v. Solutia, Inc. Employees' Pension Plan, United States District Court for the Southern District of Illinois, Case No. 06-139-DEH. None of the Debtors has been named as a defendant in the litigation. The Hammond plaintiff alleges that the Pension Plan violates the same statutory provisions in the same manner as alleged by plaintiffs in the Davis action; and seeks the same monetary, injunctive and equitable relief as is sought in the Davis action on behalf of herself and a nationwide putative class consisting of all similarly situated current and former participants in the Pension Plan for whose pension benefits the Pension Plan is responsible.

OTHER LEGAL PROCEEDINGS
-----------------------

         Dickerson v. Feldman. On October 7, 2004, a purported class action captioned Dickerson v. Feldman, et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleges breach of fiduciary duty under the Employee

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Retirement Income Security Act of 1974 ("ERISA") and seeks to recover alleged losses to the Solutia Inc. Savings and Investment Plan ("SIP Plan") arising from the alleged imprudent investment of SIP Plan assets in Solutia's common stock during the period December 16, 1998 to the date the action was filed. The investment is alleged to have been imprudent because of Solutia's legacy environmental and litigation liabilities and because of Flexsys's alleged involvement in the matters described above under "Flexsys Related Litigation." The action seeks monetary payment to the SIP Plan to make good the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 against Solutia in the U.S. Bankruptcy Court for the Southern District of New York. The plaintiff now seeks to withdraw the reference of their ERISA claim from the bankruptcy court to the district court so that the proof of claim and the class action can be considered together by the District Court. On February 11, 2005, Solutia filed an objection to the motion to withdraw the reference. On March 11, 2005, the District Court denied without prejudice Dickerson's motion to withdraw the reference. The Dickerson plaintiffs subsequently amended their initial complaint to add several current officers and directors of Solutia as defendants. On July 5, 2005, the defendants filed motions to dismiss Dickerson's amended complaint. The motions to dismiss are fully briefed and are pending before the New York District Court. Dickerson also filed an amended proof of claim in the amount of $290 against Solutia on September 1, 2005, based on his amended complaint. On September 7, 2005, Dickerson filed a motion for class certification of his proof of claim. Solutia opposed that motion which remains pending before the Bankruptcy Court.

         Solutia Inc. v. FMC Corporation. On October 14, 2003, Solutia filed an action captioned Solutia Inc. v. FMC Corporation ("FMC") in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology provided by FMC to Astaris, the 50/50 joint venture between Solutia and FMC. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against FMC in the U.S. Bankruptcy Court for the Southern District of New York. FMC filed with the bankruptcy court a motion to withdraw the reference. The motion was granted, and, as a result, the matter is now pending in the U.S. District Court for the Southern District of New York. FMC has filed a motion to dismiss Solutia's action based upon an alleged lack of standing. On October 15, 2004, the court heard oral arguments on FMC's motion to dismiss. On March 29, 2005, the New York District Court granted in part and denied in part FMC's motion to dismiss. Specifically, the court dismissed with prejudice three of Solutia's causes of action for breach of contract. The New York District Court denied FMC's motion to dismiss Solutia's other causes of action for breach of warranty, breach of fiduciary duty, negligent misrepresentation, fraud and fraud in the inducement. In this action, FMC does not have a counterclaim against Solutia or Astaris. The parties have completed all fact discovery and have fully briefed and orally argued their motions for summary judgment and are awaiting the court's ruling. The sale of substantially all of the assets of Astaris to Israeli Chemicals Limited, as further described herein, did not affect the claims asserted by Solutia against FMC in this proceeding. Solutia is vigorously pursuing this action.

         Abbatiello v. Monsanto, Pharmacia and Solutia. On January 3, 2006, Solutia received notice that an action, captioned Michael Abbatiello et al.
v. Monsanto Company, Pharmacia Corporation and Solutia Inc. (the "GE Litigation"), was filed on December 26, 2005 in the Supreme Court of the State of New York. The action was filed on behalf of 590 current General Electric employees who work at its Schenectady, NY plant and states eleven separate causes of action alleging that General Electric purchased various PCB containing products from Monsanto which were used in the manufacture of a variety of products including electric motors, generators, gas turbines, wire and cable, insulating materials and microwave tubes. PCBs were later detected in the various locations, including retention ponds, ground water, and water treatment centers on the approximately 628 acre site. The plaintiffs are seeking $1,000 in compensatory damages and $1,000 in punitive damages for each cause of action for a total of $2,000. Solutia intends to vigorously defend itself against the claims in this action and is evaluating the merits of the GE Litigation and the potential liability, including costs of defense, that might result. The GE Litigation is automatically stayed as to Solutia pursuant to Section 362 of the U.S. Bankruptcy Code.

         Ferro Antitrust Investigation. Competition authorities in Belgium and several other European countries are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates ("BBP"). One of the BBP producers under investigation by the Belgian Competition Authority ("BCA") is Ferro Belgium sprl, a European subsidiary of Ferro Corporation ("Ferro"). Ferro's BBP business in Europe was purchased from Solutia in 2000. Solutia received an indemnification notice from Ferro and has exercised its right, pursuant to the purchase agreement relating to Ferro's acquisition of the BBP business from Solutia, to assume and control the defense of Ferro in proceedings relating to these investigations. On July 7, 2005, the BCA Examiner issued a Statement of Objections regarding its BBP investigation in which Solutia Europe S.A/N.V. ("Solutia Europe"), a European non-Debtor subsidiary of Solutia, along with

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


Ferro Belgium sprl and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000. Solutia Europe's written comments to the Statement of Objections were submitted on August 31, 2005 and presented at an oral hearing before the BCA on September 6, 2005. The Examiner submitted its Reasoned Report to the BCA on December 22, 2005. Solutia is not named as a party under investigation in the Reasoned Report. Solutia Europe will have an opportunity to submit comments to the BCA on the Reasoned Report in writing and at a subsequent oral hearing on a date that has not yet been determined by the BCA. Solutia and Solutia Europe are fully cooperating with the BCA in this investigation.

Environmental Liabilities
-------------------------

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $71 and $78 as of December 31, 2005 and 2004, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Statement of Consolidated Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

         Solutia had an accrued liability of $82 as of both December 31, 2005 and 2004 for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Statement of Consolidated Financial Position as of both December 31, 2005 and 2004, as Solutia currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. Under the Plan and Relationship Agreement, as between Monsanto and Solutia, Monsanto will accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility at the Solutia Spinoff but which were never owned or operated by Solutia. This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto will share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. The EPA and/or Pharmacia are currently contesting the enforceability of the automatic stay provisions with respect to the Anniston, Alabama location (as more fully described in the Anniston Partial Consent Decree disclosure above). Remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 bankruptcy case.

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         On February 8, 2005 Astaris refinanced its existing $20 credit facility that was scheduled to expire in September 2005 with a new three-year, $75 revolving credit facility. Among other items, the new credit facility allowed Astaris to repay Solutia and FMC approximately $16 each that had been deferred under existing operating agreements and certain other agreements. Completion of the new facility also resulted in the release of a $10 letter of credit back to Solutia that was previously established to support prior keepwell arrangements that have now been terminated as part of the new credit facility. Under the new credit facility Astaris was required to delay certain payments to Solutia and FMC if it did not achieve certain financial metrics, with repayment of such deferred amounts required once Astaris achieves the required financial metrics. This requirement was terminated as part of the sale by Astaris of a majority of its assets to ICL in the fourth quarter 2005 (as described in Note 4).

UCB S.A. Settlement Agreement
-----------------------------

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

         The settlement agreement (i) resolved issues arising out of various contracts entered into by Solutia in connection with the sale of Solutia's resins, additives and adhesives business to UCB pursuant to the SAPA, and
(ii) required Solutia to assume certain of the foregoing contracts as amended under the settlement agreement and to consent to the assignment to Cytec of such contracts in connection with the sale of certain of UCB's assets to Cytec pursuant to a stock and asset purchase agreement between UCB and Cytec dated October 1, 2004. In exchange for Solutia's assumption of certain contracts and consent to UCB's assignment thereof to Cytec, UCB waived (i) certain tax indemnity and purchase price adjustment claims against Solutia arising under the SAPA, and (ii) all pre-petition claims against Solutia for amounts allegedly due UCB for accounts receivable collected by Solutia on behalf of UCB. Also, certain monetary disputes arising under the SAPA and certain other contracts between Solutia and UCB were resolved. In addition, UCB retained its unliquidated tax indemnity claim against Solutia, and Solutia reserved any and all of its rights to object to or otherwise dispute such claim as part of the claims resolution process in its bankruptcy case. Overall, the net impact of this settlement agreement resulted in an approximate $28 gain in the first quarter 2005 recorded within Reorganization Items, net in the Statement of Consolidated Operations.

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


22. SUPPLEMENTAL DATA

         Supplemental income statement and cash flow data from continuing operations were:


                                                                                      YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------------------------
INCOME STATEMENT:                                                        2005                  2004                  2003
----------------                                                 ------------------------------------------------------------------
Raw material and energy costs .........................                 $1,551               $1,429                $1,088
Employee compensation and benefits ....................                    526                  613                   664
Depreciation expense ..................................                    106                  114                   121
Amortization of capitalized computer software..........                     10                   11                    13
Taxes other than income................................                     60                   76                    76
Rent expense ..........................................                     24                   26                    29
Provision for doubtful accounts (net of recoveries)....                      5                    2                     5
Research and development...............................                    $41                  $40                   $46

Interest expense:
   Total interest cost ................................                    $87                 $116                  $121
   Less capitalized interest ..........................                      3                    3                     1
                                                                 ------------------------------------------------------------------
Net interest expense ..................................                    $84                 $113                  $120

Cash Flow:
---------
Cash payments for interest (net of amounts capitalized)                    $84                  $86                   $99
Cash payments for income taxes.........................                     11                   12                    16
Cash payments for reorganization items (a).............                     65                   44                    --

The effect of exchange rate changes on cash and cash equivalents was not significant.

(a) Cash payments for reorganization items were included in Cash Provided by (Used in) Operations in the Statement of Consolidated Cash Flows in 2005 and 2004.

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

         PERFORMANCE PRODUCTS AND SERVICES                         INTEGRATED NYLON
         ---------------------------------                         ----------------
SAFLEX(R) and VANCEVA(R) plastic interlayer              Nylon intermediate "building block"
                                                         chemicals
Polyvinyl butyral for KEEPSAFE(R), and KEEPSAFE
MAXIMUM(R) laminated window glass                        Nylon resins and polymers, including
                                                         VYDYNE(R) and ASCEND(R)
LLUMAR(R), VISTA(R) GILA(R) and FORMULA ONE(R)
professional and retail window films                     Carpet fibers, including the WEAR-DATED(R)
                                                         and ULTRON(R) brands
THERMINOL(R) heat transfer fluids
                                                         Industrial nylon fibers
DEQUEST(R) water treatment chemicals

SKYDROL(R) aviation hydraulic fluids and SKYKLEEN(R) brand of aviation solvents

ASTROTURF(R), CLEAN MACHINE(R), and CLEARPASS(R) entrance matting and automotive spray suppression flaps

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



Solutia's 2005, 2004 and 2003 segment information follows:

                                                       YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------
                                       2005                    2004                    2003
                                ----------------------------------------------------------------------

                                   NET      PROFIT         NET        PROFIT        NET     PROFIT
                                  SALES     (LOSS)        SALES       (LOSS)      SALES     (LOSS)
SEGMENT:                          -----     ------        -----       ------      -----     ------
   Performance Products and
     Services...................  $1,183     $130         $1,109     $  52        $1,038     $ (39)
   Integrated Nylon.............   1,642      (26)         1,588       (59)        1,392       (59)
                                  ------     ----         ------     -----        ------     -----
SEGMENT TOTALS..................   2,825      104          2,697        (7)        2,430       (98)
RECONCILIATION TO
  CONSOLIDATED TOTALS:
    Corporate expenses..........              (63)                     (89)                   (268)
    Equity earnings (loss)
     from affiliates............               94                      (27)                   (134)
    Interest expense............              (84)                    (113)                   (120)
    Other income, net...........                1                       --                       6
    Loss on debt modification...               --                      (15)                     --
    Reorganization items, net...              (27)                     (71)                     (1)
CONSOLIDATED TOTALS:
                                  ------                  ------                  ------
    NET SALES...................  $2,825                  $2,697                  $2,430
                                  ======     ----         ======     -----        ======     -----
    INCOME (LOSS) BEFORE
      INCOME TAXES .............             $ 25                    $(322)                  $(615)
                                             ====                    =====                   =====


                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------------------------------------
                                       2005                                2004                                2003
                          ----------------------------------------------------------------------------------------------------------
                                               DEPRECIATION                        DEPRECIATION                         DEPRECIATION
                                    CAPITAL        AND                  CAPITAL        AND                  CAPITAL         AND
                          ASSETS  EXPENDITURES AMORTIZATION  ASSETS   EXPENDITURES AMORTIZATION   ASSETS  EXPENDITURES  AMORTIZATION
SEGMENT:                  ------  ------------ ------------  ------   ------------ ------------   ------  ------------  ------------
    Performance Products
      and Services....... $  832     $  52        $  44      $  866      $  44        $  45       $  861     $  24         $  51
    Integrated Nylon.....    668        26           69         713         15           76          812        53            80
                          ------     -----        -----      ------      -----        -----       ------     -----         -----
SEGMENT TOTALS........... $1,500     $  78        $ 113      $1,579      $  59        $ 121       $1,673     $  77         $ 131
RECONCILIATION TO
  CONSOLIDATED TOTALS:
    Unallocated amounts..    484         3            4         497          2            6          773         1             6
                          ------     -----        -----      ------      -----        -----       ------     -----         -----
CONSOLIDATED TOTALS...... $1,984     $  81        $ 117      $2,076      $  61        $ 127       $2,446     $  78         $ 137
                          ======     =====        =====      ======      =====        =====       ======     =====         =====


         Solutia's geographic information for the year ended December 31, 2005, 2004 and 2003 follows:

                                                                                 PROPERTY, PLANT AND
                                                    NET SALES                      EQUIPMENT, NET
                                       ------------------------------------    ------------------------
                                           2005        2004         2003           2005         2004
                                           ----        ----         ----           ----         ----

U.S..............................         $1,667      $1,559       $1,475          $674         $701
Other countries..................          1,158       1,138          955           130          140
                                          ------      ------       ------          ----         ----
CONSOLIDATED TOTALS..............         $2,825      $2,697       $2,430          $804         $841
                                          ======      ======       ======          ====         ====


24. SUBSEQUENT EVENTS

         Solutia announced in February 2006 that it received a fully underwritten commitment for $825 of debtor-in-possession ("DIP") financing, maturing March 31, 2007. This represents a $300 increase and more than a nine-month extension over Solutia's current DIP financing. The increased availability under the DIP financing provides Solutia with additional liquidity for operations and the ability to fund mandatory pension payments that are coming due in 2006. The DIP

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

financing can be repaid by Solutia at any time without prepayment penalties. The Bankruptcy Court entered an order approving this amendment on March 14, 2006.


         On March 1, 2006, pursuant to a stock purchase agreement among Solutia, Vitro S.A. de C.V. ("Vitro") and Vitro Plan, a wholly-owned subsidiary of Vitro, Solutia completed the acquisition of Vitro Plan's entire 51 percent stake in Quimica (originally formed in 1996 as a joint venture between Vitro, Vitro Plan, and Solutia) for approximately $20 in cash. As a result of this agreement, Solutia became the sole owner of Quimica and its plastic interlayer plant located in Puebla, Mexico. Pursuant to the purchase agreement, Solutia and Vitro Plan (or its affiliates) also entered into supply agreements under which Solutia will provide Vitro and certain of its affiliates with 100 percent of their requirements for most SAFLEX(R) plastic interlayer products for up to five years.


25. QUARTERLY DATA -- UNAUDITED

                                                                 FIRST        SECOND        THIRD       FOURTH       TOTAL
                                                                QUARTER      QUARTER       QUARTER      QUARTER       YEAR
-----------------------------------------------------------------------------------------------------------------------------
Net Sales........................................     2005        $733         $747          $676         $669       $2,825
                                                      2004        $643         $699          $677         $678       $2,697

Gross Profit.....................................     2005         107          104            81           46          338
                                                      2004          71           44            91           17          223

Income (Loss) before Cumulative Effect of Change
  in Accounting Principle........................     2005          21           14           (15)          (9)          11
                                                      2004        (100)         (98)          (18)        (100)        (316)

Cumulative Effect of Change in Accounting
  Principle, net of tax..........................     2005          --           --            --           (3)          (3)

Net Income (Loss)................................     2005          21           14           (15)         (12)           8
                                                      2004        (100)         (98)          (18)        (100)        (316)

Basic and Diluted Income (Loss) per share:

Income (Loss) before Cumulative Effect of Change
  in Accounting Principle........................     2005        0.20         0.13         (0.14)       (0.09)        0.11
                                                      2004       (0.96)       (0.94)        (0.17)       (0.96)       (3.02)

Net Income (Loss)................................     2005        0.20         0.13         (0.14)       (0.12)        0.08
                                                      2004       (0.96)       (0.94)        (0.17)       (0.96)       (3.02)

Common Stock Price:
              2005...............................     HIGH        1.73         1.37          0.86         0.70         1.73
                                                      LOW         0.58         0.33          0.53         0.34         0.33

              2004...............................     High        0.59         0.40          0.32         1.39         1.39
                                                      Low         0.19         0.23          0.24         0.15         0.15

         In 2005 and 2004 certain events affecting comparability were recorded in Reorganization Items, net in the Statement of Consolidated Operations. A comparison of reorganization items for these periods respectively is provided in Note 3. Charges and gains recorded in 2005 and 2004 and other events affecting comparability recorded outside of reorganization items have been summarized below.

         In the first quarter of 2005, there were no events, other than those recorded in Reorganization Items, net within the Statement of Consolidated Operations, that significantly affected comparability. Net income in the second quarter of 2005

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


included charges of $1 for various restructuring charges principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations; and $5 for a one-time non-operational gain incurred by the Flexsys joint venture. Net loss in the third quarter of 2005 included a $3 loss from the net pension and other postretirement benefit plan curtailments and settlements. Net loss in the fourth quarter of 2005 included $1 for restructuring charges related principally to severance and retraining costs; $3 for restructuring charges at the Astaris and Flexsys joint ventures; a $50 net gain on sale as a result of the Astaris joint venture divestiture of assets; and $10 of net pension settlement charges.

         Net loss in the first quarter of 2004 included charges of $5 for various restructuring charges principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations; $11 for restructuring charges at the Astaris and Flexsys joint ventures; $25 for the write-off of unamortized debt issuance costs related to debt facilities retired in January 2004; and $15 loss on the modification of Solutia's Euronotes. Net loss in the second quarter of 2004 included charges of $12 for various restructuring charges principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations; $7 for restructuring charges at the Astaris and Flexsys joint ventures; and $63 of net pension settlement and curtailment charges. Net loss in the third quarter of 2004 included a $1 gain from the favorable settlement of reserves established in 2003 related to the closure of non-strategic facilities; $32 gain from the net pension and other postretirement benefit plan curtailments and settlements; $7 loss resulting from damage at certain plant sites from hurricanes experienced in the U.S.; and $27 for restructuring charges at the Astaris and Flexsys joint ventures. Net loss in the fourth quarter of 2004 included charges of $28 to write down goodwill and other identifiable intangible assets and $12 for the write-down of certain assets, both within the Pharmaceutical Services business; $1 for various restructuring charges principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations; $4 for restructuring charges at the Astaris and Flexsys joint ventures; $4 of net pension settlement and curtailment charges; $1 loss resulting from damage at certain plant sites from hurricanes experienced in the U.S.; and $1 loss on sale of the assets of Axio Research Corporation.

         Under SFAS No. 128, Earnings per Share, the quarterly and total year calculations of basic and diluted loss per share are based on weighted average shares outstanding for that quarterly or total year period, respectively. As a result, the sum of basic and diluted loss per share for the quarterly periods may not equal total year loss per share.


26. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

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

         The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of December 31, 2005 and December 31, 2004, and for the years ended December 31, 2005, 2004 and 2003. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                           Consolidating Statement of Operations
                                                Year Ended December 31, 2005

                                                 Parent Only                       Non-                       Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors   Eliminations     Solutia Inc.
                                                 ------------    ----------     ----------   ------------     ------------

NET SALES...............................            $2,086         $ 176          $ 964        $(401)             $2,825
Cost of goods sold......................             2,019            83            813         (428)              2,487
                                                    ------         -----          -----        -----              ------
GROSS PROFIT............................                67            93            151           27                 338

Marketing expenses......................                82            23             37           --                 142
Administrative expenses.................                61             8             29           --                  98
Technological expenses..................                40             3              2           --                  45
Amortization of intangible assets.......                --            --              1           --                   1

                                                    ------         -----          -----        -----              ------
OPERATING INCOME (LOSS).................              (116)           59             82           27                  52

Equity earnings (loss) from affiliates..               195            44             (6)        (137)                 96
Interest expense........................               (62)           --            (49)          27                 (84)
Other income, net.......................                10            15             37          (52)                 10
Reorganization items, net...............               (45)           --             (4)          --                 (49)

                                                    ------         -----          -----        -----              ------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  (BENEFIT).............................               (18)          118             60         (135)                 25
Income tax expense (benefit)............               (27)           30             11           --                  14

                                                    ------         -----          -----        -----              ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE...............                9            88             49         (135)                 11
Cumulative Effect of Change in Accounting
  Principle, net of tax.................                (1)           --             (2)          --                  (3)

                                                    ------         -----          -----        -----              ------
NET INCOME..............................            $    8         $  88          $  47        $(135)             $    8
                                                    ======         =====          =====        =====              ======


                                   Consolidating Statement of Comprehensive Income (Loss)
                                                Year Ended December 31, 2005

                                                  Parent Only                      Non-                       Consolidated
                                                 Solutia Inc.     Guarantors    Guarantors   Eliminations     Solutia Inc.
                                                 ------------     ----------    ----------   ------------     ------------

NET INCOME..............................            $   8          $  88          $ 47         $(135)             $    8
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments........              (11)           (14)          (20)           34                 (11)
Net realized loss on derivative
  instruments...........................               (1)            --            --            --                  (1)
Minimum pension liability adjustments,
  net of tax............................               (6)            --             4            (4)                 (6)
                                                    -----          -----          ----         -----              ------
COMPREHENSIVE INCOME (LOSS).............            $ (10)         $  74          $ 31         $(105)             $  (10)
                                                    =====          =====          ====         =====              ======

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                           Consolidating Statement of Operations
                                                Year Ended December 31, 2004

                                                 Parent Only                       Non-                       Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors   Eliminations     Solutia Inc.
                                                 ------------    ----------     ----------   ------------     ------------

NET SALES...............................            $2,010         $ 164          $ 898        $ (375)            $2,697
Cost of goods sold......................             2,021            85            763          (395)             2,462
                                                    ------         -----          -----        ------             ------
GROSS PROFIT............................               (11)           79            135            20                223

Marketing expenses......................                88            22             34            (1)               143
Administrative expenses.................                63             8             31            --                102
Technological expenses..................                40             2              2            --                 44
Amortization of intangible assets.......                --            --              2            --                  2
Impairment of intangible assets.........                --            --             28            --                 28

                                                    ------         -----          -----        ------             ------
OPERATING INCOME (LOSS).................              (202)           47             38            21                (96)

Equity earnings (loss) from affiliates..                43           (22)           (14)          (33)               (26)
Interest expense........................              (154)           --            (52)           93               (113)
Other income, net.......................                19            75             22          (115)                 1
Loss on debt modification...............                --            --            (15)           --                (15)
Reorganization items, net...............               (73)           --             --            --                (73)

                                                    ------         -----          -----        ------             ------
INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT).....................              (367)          100            (21)          (34)              (322)
Income tax expense (benefit)............               (51)           45             --            --                 (6)

                                                    ------         -----          -----        ------             ------
NET INCOME (LOSS).......................            $ (316)        $  55          $ (21)       $  (34)            $ (316)
                                                    ======         =====          =====        ======             ======


                                   Consolidating Statement of Comprehensive Income (Loss)
                                                Year Ended December 31, 2004

                                                 Parent Only                       Non-                       Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors   Eliminations     Solutia Inc.
                                                 ------------    ----------     ----------   ------------     ------------

NET INCOME (LOSS).......................           $ (316)          $ 55         $ (21)         $ (34)          $ (316)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments........               15             14            28            (42)              15
Minimum pension liability adjustments,
  net of tax............................              (18)            --            (9)             9              (18)
                                                   ------           ----         -----          -----           ------
COMPREHENSIVE INCOME (LOSS).............           $ (319)          $ 69         $  (2)         $ (67)          $ (319)
                                                   ======           ====         =====          =====           ======

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                           Consolidating Statement of Operations
                                                Year Ended December 31, 2003

                                                 Parent Only                       Non-                       Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors   Eliminations     Solutia Inc.
                                                 ------------    ----------     ----------   ------------     ------------

NET SALES...............................            $1,839         $ 146          $ 776         $(331)            $2,430
Cost of goods sold......................             1,973            67            680          (350)             2,370
                                                    ------         -----          -----         -----             ------
GROSS PROFIT............................              (134)           79             96            19                 60

Marketing expenses......................               105            20             31            --                156
Administrative expenses.................               100             7             35            --                142
Technological expenses..................                49             3              1            --                 53
Amortization of intangible assets.......                --            --              3            --                  3
Impairment of intangible assets.........                --            --             78            --                 78

                                                    ------         -----          -----         -----             ------
OPERATING INCOME (LOSS).................              (388)           49            (52)           19               (372)

Equity loss from affiliates.............              (114)          (65)            (5)           51               (133)
Interest expense........................              (169)           (6)           (60)          115               (120)
Other income, net.......................                17            89             34          (129)                11
Reorganization items, net...............                (1)           --             --            --                 (1)

                                                    ------         -----          -----         -----             ------
INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT).....................              (655)           67            (83)           56               (615)
Income tax expense (benefit)............               325            53            (18)            5                365

                                                    ------         -----          -----         -----             ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................              (980)           14            (65)           51               (980)
Loss from Discontinued Operations, net
  of tax................................                (2)         (108)          (109)          217                 (2)
                                                    ------         -----          -----         -----             ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE.....              (982)          (94)          (174)          268               (982)
Cumulative Effect of Change in
  Accounting Principle, net of tax......                (5)           --             --            --                 (5)

                                                    ------         -----          -----         -----             ------
NET LOSS................................            $ (987)        $ (94)         $(174)        $ 268             $ (987)
                                                    ======         =====          =====         =====             ======



                                       Consolidating Statement of Comprehensive Loss
                                                Year Ended December 31, 2003

                                                 Parent Only                       Non-                       Consolidated
                                                 Solutia Inc.    Guarantors     Guarantors   Eliminations     Solutia Inc.
                                                 ------------    ----------     ----------   ------------     ------------

NET LOSS................................           $ (987)         $ (94)         $ (174)        $ 268           $ (987)
OTHER COMPREHENSIVE LOSS:
Currency translation adjustments........               55             59              31           (90)              55
Minimum pension liability adjustments,
  net of tax............................               19             --              (1)            1               19
                                                   ------          -----          ------         -----           ------
COMPREHENSIVE LOSS......................           $ (913)         $ (35)         $ (144)        $ 179           $ (913)
                                                   ======          =====          ======         =====           ======

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                Consolidating Balance Sheet
                                                     December 31, 2005


                                                  Parent Only                     Non-                       Consolidated
                                                 Solutia Inc.    Guarantors    Guarantors    Eliminations    Solutia Inc.
                                                 ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................         $     1      $    15        $    91       $     --          $   107
Trade receivables, net....................               6          118            129             --              253
Intercompany receivables..................             115          754             89           (958)              --
Miscellaneous receivables.................              67           --             29             --               96
Inventories...............................             143           31            107            (14)             267
Prepaid expenses and other assets.........              23           --              9              3               35
                                                   -------      -------        -------       --------          -------
   TOTAL CURRENT ASSETS...................             355          918            454           (969)             758

PROPERTY, PLANT AND EQUIPMENT, NET........             589           84            131             --              804
INVESTMENTS IN AFFILIATES.................           2,291          209             13         (2,308)             205
GOODWILL..................................              --           72              4             --               76
IDENTIFIED INTANGIBLE ASSETS, NET.........               2           26              7             --               35
INTERCOMPANY ADVANCES.....................             128        1,238            703         (2,069)              --
OTHER ASSETS..............................              62           --             44             --              106
                                                   -------      -------        -------       --------          -------
   TOTAL ASSETS...........................         $ 3,427      $ 2,547        $ 1,356       $ (5,346)         $ 1,984
                                                   =======      =======        =======       ========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..........................         $   167      $     9        $    47       $     (1)         $   222
Intercompany payables.....................             108           12            111           (231)              --
Accrued liabilities.......................             144           13             83             --              240
Short-term debt...........................             300           --             --             --              300
Intercompany short-term debt..............              --           --            182           (182)              --
                                                   -------      -------        -------       --------          -------
TOTAL CURRENT LIABILITIES.................             719           34            423           (414)             762

LONG-TERM DEBT............................              --           --            247             --              247
INTERCOMPANY LONG-TERM DEBT...............              --           --            402           (402)              --
OTHER LIABILITIES.........................             201           --             52             --              253
                                                   -------      -------        -------       --------          -------
TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE..............................             920           34          1,124           (816)           1,262

LIABILITIES SUBJECT TO COMPROMISE.........           3,961          407             21         (2,213)           2,176

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock..............................               1           --             --             --                1
Additional contributed capital ...........              56           --             --             --               56
Treasury stock............................            (251)          --             --             --             (251)
Net (deficiency) excess of assets at
  spinoff and subsidiary capital..........            (113)       2,106            211         (2,317)            (113)
Accumulated other comprehensive loss......             (93)          --             --             --              (93)
Accumulated deficit.......................          (1,054)          --             --             --           (1,054)
                                                   -------      -------        -------       --------          -------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......          (1,454)       2,106            211         (2,317)          (1,454)
                                                   -------      -------        -------       --------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)...............................         $ 3,427      $ 2,547        $ 1,356       $ (5,346)         $ 1,982
                                                   =======      =======        =======       ========          =======

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                               Consolidating Balance Sheet
                                                    December 31, 2004

                                                  Parent Only                     Non-                       Consolidated
                                                 Solutia Inc.    Guarantors    Guarantors    Eliminations    Solutia Inc.
                                                 ------------    ----------    ----------    ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................         $    43      $     7        $    65       $     --          $   115
Trade receivables, net....................               7          131            148             --              286
Intercompany receivables..................             130          759             77           (966)              --
Miscellaneous receivables.................              65            1             27             --               93
Inventories...............................             112           28            116            (17)             239
Prepaid expenses and other assets.........              27           --             15              3               45
                                                   -------      -------        -------       --------          -------
   TOTAL CURRENT ASSETS...................             384          926            448           (980)             778

PROPERTY, PLANT AND EQUIPMENT, NET........             623           78            140             --              841
INVESTMENTS IN AFFILIATES.................           2,220          189             22         (2,254)             177
GOODWILL..................................              --           71              5             --               76
IDENTIFIED INTANGIBLE ASSETS, NET.........               2           27              9             --               38
INTERCOMPANY ADVANCES.....................             128        1,238            806         (2,172)              --
OTHER ASSETS..............................             111           --             55             --              166
                                                   -------      -------        -------       --------          -------
   TOTAL ASSETS...........................         $ 3,468      $ 2,529        $ 1,485       $ (5,406)         $ 2,076
                                                   =======      =======        =======       ========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..........................         $   138      $     8        $    53       $     (1)         $   198
Intercompany payables.....................             113           17            109           (239)              --
Accrued liabilities.......................             176           11             96             --              283
Short-term debt...........................             300           --             --             --              300
Intercompany short-term debt..............              --           --            214           (214)              --
                                                   -------      -------        -------       --------          -------
TOTAL CURRENT LIABILITIES.................             727           36            472           (454)             781

LONG-TERM DEBT............................              --           --            285             --              285
INTERCOMPANY LONG-TERM DEBT...............              --           --            463           (463)              --
OTHER LIABILITIES.........................             212           --             56             (1)             267
                                                   -------      -------        -------       --------          -------
TOTAL LIABILITIES NOT SUBJECT TO
  COMPROMISE..............................             939           36          1,276           (918)           1,333

LIABILITIES SUBJECT TO COMPROMISE.........           3,973          415             22         (2,223)           2,187

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock..............................               1           --             --             --                1
Additional contributed capital ...........              56           --             --             --               56
Treasury stock............................            (251)          --             --             --             (251)
Net (deficiency) excess of assets at
  spinoff and subsidiary capital..........            (113)       2,078            187         (2,265)            (113)
Accumulated other comprehensive loss......             (75)          --             --             --              (75)
Accumulated deficit.......................          (1,062)          --             --             --           (1,062)
                                                   -------      -------        -------       --------          -------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......          (1,444)       2,078            187         (2,265)          (1,444)
                                                   -------      -------        -------       --------          -------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)........................         $ 3,468      $ 2,529        $ 1,485       $ (5,406)         $ 2,076
                                                   =======      =======        =======       ========          =======

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                      Consolidating Condensed Statement of Cash Flows
                                               Year Ended December 31, 2005


                                                Parent Only                       Non-                      Consolidated
                                                Solutia Inc.    Guarantors     Guarantors   Eliminations    Solutia Inc.
                                                ------------    ----------     ----------   ------------    ------------

CASH FROM (USED IN) OPERATIONS..............      $ (148)        $    60         $   64        $   --          $   (24)
                                                  ------         -------         ------        ------          -------

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....         (46)            (13)           (22)           --              (81)
Investment proceeds and property disposals,
  net.......................................          79              --              2            --               81
                                                  ------         -------         ------        ------          -------
CASH FROM (USED IN) INVESTING ACTIVITIES....          33             (13)           (20)           --               --
                                                  ------         -------         ------        ------          -------

FINANCING ACTIVITIES:
Net change in cash collateralized letters
  of credit..................................         17              --             --            --               17
Changes in investments and advances from
  (to) affiliates...........................          59             (41)           (18)           --               --
Deferred debt issuance costs................          (1)             --             --            --               (1)
                                                  ------         -------         ------        ------          -------
CASH FROM (USED IN) FINANCING ACTIVITIES....          75             (41)           (18)           --               16
                                                  ------         -------         ------        ------          -------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................         (40)              6             26            --               (8)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................          43               7             65            --              115
                                                  ------         -------         ------        ------          -------
END OF YEAR.................................       $   3         $    13         $   91        $   --          $   107
                                                   =====         =======         ======        ======          =======

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                      Consolidating Condensed Statement of Cash Flows
                                               Year Ended December 31, 2004


                                                Parent Only                       Non-                      Consolidated
                                                Solutia Inc.    Guarantors     Guarantors   Eliminations    Solutia Inc.
                                                ------------    ----------     ----------   ------------    ------------

CASH FROM (USED IN) OPERATIONS..............       $ (53)          $ 91           $  3         $  --            $  41
                                                   -----           ----           ----         -----            -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....         (27)           (10)           (24)           --              (61)
Acquisition and investment payments, net
  of cash acquired..........................         (36)            --             --            --              (36)
                                                   -----           ----           ----         -----            -----
CASH USED IN INVESTING ACTIVITIES...........         (63)           (10)           (24)           --              (97)
                                                   -----           ----           ----         -----            -----

FINANCING ACTIVITIES:
Net change in short-term debt obligations...        (361)            --             --            --             (361)
Proceeds from issuance of long term debt
  obligations...............................         300             --             --            --              300
Net change in cash collateralized letters
  of credit.................................          87             --             --            --               87
Changes in investments and advances from
  (to) affiliates...........................          37            (94)            57            --               --
Deferred debt issuance costs ...............          (9)            --             (5)           --              (14)
                                                   -----           ----           ----         -----            -----
CASH FROM (USED IN) FINANCING ACTIVITIES....          54            (94)            52            --               12
                                                   -----           ----           ----         -----            -----

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................         (62)           (13)            31            --              (44)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................         105             20             34            --              159
                                                   -----           ----           ----         -----            -----
END OF YEAR.................................       $  43           $  7           $ 65         $  --            $ 115
                                                   =====           ====           ====         =====            =====

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                      Consolidating Condensed Statement of Cash Flows
                                               Year Ended December 31, 2003


                                                Parent Only                       Non-                      Consolidated
                                                Solutia Inc.    Guarantors     Guarantors   Eliminations    Solutia Inc.
                                                ------------    ----------     ----------   ------------    ------------

CASH FROM (USED IN) OPERATIONS..............      $ (175)          $  98          $  41        $   --          $   (36)
                                                  ------           -----          -----        ------          -------

INVESTING ACTIVITIES:
Property, plant and equipment purchases.....         (61)             (2)           (15)           --              (78)
Acquisition and investment payments, net
  of cash acquired..........................         (63)             --             --            --              (63)
Investment proceeds and property disposals,
  net.......................................         174              --            305            --              479
                                                  ------           -----          -----        ------          -------
CASH FROM (USED IN) INVESTING ACTIVITIES....          50              (2)           290            --              338
                                                  ------           -----          -----        ------          -------

FINANCING ACTIVITIES:
Net change in short-term debt obligations...         128              --           (125)           --                3
Net change in cash collateralized letters
  of credit.................................        (121)             --             --            --             (121)
Deferred debt issuance costs................         (31)             --             --            --              (31)
Changes in investments and advances from
  (to) affiliates...........................         265             (76)          (189)           --               --
Other financing activities..................         (11)             --             --            --              (11)
                                                  ------           -----          -----        ------          -------
CASH FROM (USED IN) FINANCING ACTIVITIES....         230             (76)          (314)           --             (160)
                                                  ------           -----          -----        ------          -------

INCREASE IN CASH AND CASH EQUIVALENTS.......         105              20             17            --              142

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...........................          --              --             17            --               17
                                                  ------           -----          -----        ------          -------
END OF YEAR.................................      $  105           $  20          $  34        $   --          $   159
                                                  ======           =====          =====        ======          =======

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of December 31, 2005, Solutia carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of December 31, 2005, Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings.

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

         Management assessed the effectiveness of Solutia's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Solutia maintained effective internal control over financial reporting as of December 31, 2005.

         Solutia's independent auditors have issued an attestation report on management's assessment of Solutia's internal control over financial reporting. This report appears on page 116.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Solutia Inc.:


     We have audited management's assessment, included in the accompanying Management Report, that Solutia Inc. and subsidiaries (Debtor-In-Possession) (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.


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


     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.


     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006, expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company's filing for reorganization under Chapter 11 of the United States Bankruptcy Code, substantial doubt about the Company's ability to continue as a going concern, and changes in accounting principles.


/s/ Deloitte & Touche LLP
-------------------------

St. Louis, Missouri
March 13, 2006

ITEM 9B. OTHER INFORMATION

         Solutia and Kent J. Davies have agreed to a form of employment agreement (the "Agreement") with respect to Mr. Davies employment by Solutia as a Senior Vice President and President, CPFilms. Solutia expects to file a motion with the Bankruptcy Court for approval of the Agreement in the near future. If there are no objections to the motion, the Agreement will be approved by the Bankruptcy Court approximately 20 days after the motion for approval is filed. The Agreement will be signed and effective upon receipt of Bankruptcy Court approval (the "Approval Date").

         The term of the Agreement (the "Employment Period") is from the Approval Date until the six month anniversary of such time, if ever, at which the Bankruptcy Court shall have confirmed a plan of reorganization of Solutia under Chapter 11 of the Bankruptcy Code and such plan shall have become effective. Under the Agreement, Mr. Davies will receive an annual base salary of not less than $300,000. Mr. Davies will participate in Solutia's annual incentive program with a target annual bonus opportunity of 100% of his annual base salary. Mr. Davies will also be entitled to participate in all long-term and other incentive plans or programs applicable to senior executive officers of Solutia and its subsidiaries and in applicable savings, retirement, welfare benefit and vacation plans.

         If Solutia terminates Mr. Davies' employment other than for Cause, or Mr. Davies terminates his employment for Good Reason, Solutia will pay him: (a) any accrued but unpaid base salary through the Date of Termination (as defined in the Agreement), (b) any unpaid annual bonus earned with respect to the previous year, and (c) any unpaid accrued vacation pay (collectively, "Accrued Obligations") and (d) an amount equal to 200% of his annual base salary ("Severance Payment"), provided that he waives any and all claims against Solutia and its subsidiaries. Mr. Davies will also be entitled to any other benefits or amounts, excluding severance or separation pay or benefits, for which he is eligible under any plan, program, or policy of Solutia and its subsidiaries, such as any vested benefit under any qualified defined benefit or defined contribution retirement plan in which he participates (collectively, "Other Benefits"). If Mr. Davies' employment terminates because of death or Disability, he or his estate, as applicable, will receive the Accrued Obligations and the Other Benefits. If Solutia terminates Mr. Davies' employment for Cause, or Mr. Davies terminates his employment other than for Good Reason, Solutia will be obligated to pay him only the Accrued Obligations and the Other Benefits.

         The Agreement also contains provisions relating to non-competition, protection of Solutia's confidential information and non-solicitation of Solutia's employees.

         The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached hereto as Exhibit 10(y).

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table shows information about Solutia's directors on March 1, 2006:

----------------------------------------------------------------------------------------------------------------------------------
Name, Age, Year First                                      Principal Occupation and Other Business
Became a Solutia Director       Other Directorships        Experience Since At Least January 1, 2000
----------------------------------------------------------------------------------------------------------------------------------
Jeffry N. Quinn, 47             None                       President, Chief Executive Officer and Director since May, 2004.
2004                                                       Named Chairman of the Board on February 22, 2006. Mr. Quinn previously served as Solutia's Senior Vice President, General Counsel and Chief
                                                           Restructuring Officer from 2003 to 2004. Prior to joining Solutia,
                                                           Mr. Quinn served from 2000 to 2002 as Executive Vice President, Chief
                                                           Administrative Officer and General Counsel of Premcor Inc., one of
                                                           the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States.

----------------------------------------------------------------------------------------------------------------------------------
Paul H. Hatfield, 70            Bunge Limited;             Principal of Hatfield Capital Group, a private investment company.
1997                            Maritz, Inc.;              Previously, Mr. Hatfield served as Chairman of the Board, President
                                Penford Corporation        Executive Officer of Petrolite Corporation, a specialty
                                                           chemical company offering integrated technologies with products and services which are used primarily in energy-related industries, including chemical treatment programs, performance-enhancing additives, process equipment, engineering services and polymers used as additives in a wide range of industrial and consumer product applications, from 1995 through 1997.

----------------------------------------------------------------------------------------------------------------------------------
Robert H. Jenkins, 62           AK Steel Holdings          Retired Chairman of the Board and Chief Executive Officer, Sundstrand
1997                            Corporation; CLARCOR       Corporation.  Previously, Mr. Jenkins served as Chairman of the
                                Inc.; Jason Inc.;          Board and Chief Executive Officer, Sundstrand Corporation, a
                                Sentry Insurance           multinational organization engaged in the design, manufacture, and sale of a variety of proprietary, technology-based components and systems for diversified international markets, from 1997 through 1999.

----------------------------------------------------------------------------------------------------------------------------------
Philip R. Lochner, 62           Adelphia Communications    Mr. Lochner served as Senior Vice President and Chief Administrative
2002                            Corporation; Apria         Officer of Time Warner Inc., a leading media and entertainment
                                Healthcare Group Inc.;     company, from 1991 through 1998 and as Commissioner of the United
                                CLARCOR Inc.; CMS Energy   States Securities and Exchange Commission from 1990 through 1991.
                                Corporation; GTECH
                                Holdings Corporation

----------------------------------------------------------------------------------------------------------------------------------
Frank A. Metz, Jr., 72          None                       Retired Senior Vice President, Finance and Planning and Chief
1997                                                       Financial Officer, International Business Machines Corporation.
                                                           Previously served as Senior Vice President, Finance and Planning and
                                                           Chief Financial Officer, International Business Machines Corporation
                                                           (IBM), the world's largest information technology company, business and technology services company, consulting services organization, information technology research organization, and financier of information technology, from 1986 through 1993 and as a Director of
                                                           IBM from 1991 through 1993.

----------------------------------------------------------------------------------------------------------------------------------
J. Patrick Mulcahy, 62          Energizer Holdings, Inc.   Vice Chairman, Energizer Holdings, Inc., one of the world's largest
1999                                                       manufacturers of primary batteries, flashlights and men's and women's wet-shave products.  Mr. Mulcahy previously served as Chief Executive
                                                           Officer of Energizer Holdings, Inc. from 2000 through 2005.  Prior to that, Mr. Mulcahy served as Chairman and Chief Executive Officer,
                                                           Eveready Battery Company Inc., a subsidiary of Ralston Purina
                                                           Company, from 1987 through 2000.

----------------------------------------------------------------------------------------------------------------------------------
Sally G. Narodick, 60           Cray Inc.; Penford         President, Narodick Consulting, an educational technology and
2000                            Corporation; Puget         e-learning consulting firm, from 2000 through 2004.  Ms. Narodick
                                Energy, Inc., and its      previously served as Chief Executive Officer of Apex Learning, Inc.,
                                wholly owned subsidiary,   an educational software company, from its founding in 1998 until 2000.
                                Puget Sound Energy,
                                Inc.; SumTotal Systems,
                                Inc.

----------------------------------------------------------------------------------------------------------------------------------
John B. Slaughter, 71           Northrop Grumman Corp.     President and Chief Executive Officer, National Action Council for
1997                                                       Minorities in Engineering, Inc. (a non-profit corporation). Mr.
                                                           Slaughter previously served as the Irving R. Melbo professor of leadership in education at the University of Southern California and
                                                           President Emeritus of Occidental College from 1999 through 2000; as
                                                           President of Occidental College from 1988 through 1999; as Chancellor of the University of Maryland from 1982 through 1988; and as Director of the National Science Foundation from 1980 through 1982.

----------------------------------------------------------------------------------------------------------------------------------

         The above listed individuals were elected for staggered three-year terms, or until their successors are duly elected and have qualified, or until their earlier death, resignation or removal. Mr. Quinn serves as chairman of the board and Mr. Hatfield serves as the lead non-employee director. Normally, the elected term of office for Messrs. Quinn, Jenkins and Metz would expire in April 2006, the elected terms for Messrs. Hatfield and Mulcahy and Mrs. Narodick would have expired in April 2005; the elected term for Mr. Lochner and Dr. Slaughter would have expired in April 2004, and on that date, Mr. Metz and Dr. Slaughter would normally have retired in accordance with Solutia's retirement policy for non-employee directors. However, as a result of Solutia's Chapter 11 filing, Solutia did not hold a shareholders' meeting to elect directors in 2004 or 2005 and does not expect to do so in 2006. Therefore, we anticipate that the current directors will remain in office beyond April 2006. However, a new board of directors is expected to be appointed pursuant to the Plan upon Solutia's emergence from bankruptcy, which is expected to occur in mid- to late-2006.

         Solutia's board of directors has determined that all its non-employee directors - Messrs. Hatfield, Jenkins, Lochner, Metz, Mulcahy, Mrs. Narodick and Dr. Slaughter - are independent under the board's categorical independence standards. A copy of these standards is attached to this report as Exhibit 99.1.

OFFICERS

         The following table shows information about Solutia's executive officers on March 1, 2006:

----------------------------------------------------------------------------------------------------------------------------------
Name, Age and Position with       Year First Became an           Other Business Experience Since At Least January 1, 2001
Solutia                           Executive Officer of Solutia
----------------------------------------------------------------------------------------------------------------------------------
Jeffry N. Quinn, 47               2003                           President, Chief Executive Officer and Director since May,
President, Chief Executive                                       2004. Named Chairman of the Board on February 22, 2006.
Officer and Chairman                                             Mr. Quinn previously served as Solutia's Senior Vice
of the Board                                                     President, General Counsel and Chief Restructuring Officer from
                                                                 2003 to 2004. Prior to joining Solutia, Mr. Quinn served from
                                                                 2000 to 2002 as Executive Vice President, Chief Administrative
                                                                 Officer and General Counsel of Premcor Inc., one of the
                                                                 largest independent petroleum refiners and suppliers of
                                                                 unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the
                                                                 United States.

----------------------------------------------------------------------------------------------------------------------------------
Kent J. Davies, 42                2006                           Senior Vice President and President, CPFilms since January
Senior Vice President and                                        2006.  Mr. Davies previously served as Senior Vice President,
President, CPFilms                                               Marketing, R&D and Regulatory, for United Industries Corp., a
                                                                 global consumer products company, from 2002 through 2005 and
                                                                 Senior Vice President, Marketing of United Industries Corp.,
                                                                 from 2001 through 2002.  Prior to that, Mr. Davies was General
                                                                 Manager, Global Medical Non-Wovens Business for Kimberly-Clark
                                                                 Corp., a global health and hygiene company, from 2000 through
                                                                 2001.

----------------------------------------------------------------------------------------------------------------------------------
Luc De Temmerman, 51              2003                           Senior Vice President and President, Performance Products since
Senior Vice President and                                        2005. Mr. De Temmerman is a long-time Solutia employee who has
President, Performance Products                                  previously served as Senior Vice President and Chief Operating
                                                                 Officer from 2004 through 2005; Vice President and General
                                                                 Manager, Performance Products, from 2003 through 2004; Worldwide
                                                                 Commercial Director for Laminated Glazing Products and Services,
                                                                 from 2001 through 2002; and Business Director,
                                                                 Saflex-Europe/Africa, from 2000 through 2001.

----------------------------------------------------------------------------------------------------------------------------------
Rosemary L. Klein, 38             2004                           Senior Vice President, General Counsel and Secretary since
Senior Vice President, General                                   2004.  Ms. Klein served as Solutia's Vice President, Secretary
Counsel and Secretary                                            and General Counsel, Corporate and External Affairs in 2004
                                                                 and Assistant General Counsel in 2003. Previously, Ms. Klein
                                                                 served as Assistant General Counsel and Secretary of Premcor
                                                                 Inc., one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil,
                                                                 petrochemical feedstocks, petroleum coke and other petroleum products in the United States, from 2000 through 2003.

----------------------------------------------------------------------------------------------------------------------------------
James M. Sullivan, 45             2004                           Senior Vice President, Chief Financial Officer and Treasurer
Senior Vice President, Chief                                     since 2004.  Mr. Sullivan previously served as Solutia's Vice
Financial Officer and Treasurer                                  President and Controller from 1999 through 2004. Prior to
                                                                 that, he worked in the former Monsanto Company's finance
                                                                 organization for over thirteen years.

----------------------------------------------------------------------------------------------------------------------------------
James R. Voss, 39                 2005                           Senior Vice President, Business Operations since March, 2005.
Senior Vice President,                                           Previously, Mr. Voss served as Senior Vice President and
Business Operations                                              Chief Administrative Officer of Premcor Inc., one of the
                                                                 largest independent petroleum refiners and suppliers of
                                                                 unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the
                                                                 United States, from 2000 through 2005.

----------------------------------------------------------------------------------------------------------------------------------
Jonathon P. Wright, 46            2005                           Senior Vice President and President, Integrated Nylon since
Senior Vice President and                                        March 2005.  Previously, Mr. Wright served as a Vice President
President, Integrated Nylon                                      for Charles River Associates, an international economic and business consulting firm, from 2002 through 2005 where he worked extensively in the petrochemical, specialty chemical and related process industries. Prior to that, Mr. Wright was a Managing
                                                                 Director of Arthur D. Little's North American Strategy and
                                                                 Organizational Consulting business from 1997 through 2002. Prior to consulting, Mr. Wright was a Senior Manager of British Gas in
                                                                 various operating, commercial and strategic roles.

----------------------------------------------------------------------------------------------------------------------------------




Max W. McCombs, 53                2004                           Vice President, Environment, Safety and Health ("ESH") since
Vice President, Environment,                                     2004. Mr. McCombs is a long-time Solutia employee who has
Safety and Health ("ESH")                                        previously served as Solutia's Director, ESH, from 2002
                                                                 through 2004; Nylon ESH and Public Affairs Lead, from 2000 through 2002; and Chairman, Solutia ESH Council, from 1999 through 2000.

----------------------------------------------------------------------------------------------------------------------------------
Robert T. DeBolt, 45              2005                           Vice President of Strategy since 2005.  Mr. DeBolt is a
Vice President of Strategy                                       long-time Solutia employee who previously served as the
                                                                 Controller for the Integrated Nylon business from 2001 through
                                                                 2004.

----------------------------------------------------------------------------------------------------------------------------------

         The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.


AUDIT AND FINANCE COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

         The members of Solutia's Audit and Finance Committee, which met nine times in 2005, are Mr. Metz, chairman; Mr. Mulcahy, Mrs. Narodick and Dr. Slaughter. Solutia's board of directors has concluded that each member of the committee is independent within the meaning of Rule 10A-3 of the Exchange Act of 1934 and the New York Stock Exchange's listing standards. The board has also concluded that Mr. Metz is an audit committee financial expert, as that term is defined in the rules issued under the Sarbanes-Oxley Act of 2002.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires Solutia's directors and executive officers to file reports of holdings and transactions in Solutia's common stock with the Securities and Exchange Commission. During 2005, all reports required by Solutia's directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934 were made in a timely manner.

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

LEGAL PROCEEDINGS

         For a description of litigation pending against certain former officers of Solutia see the first paragraph under "Other Legal Proceedings" on page 24 above.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table shows information about the compensation of Solutia's chief executive officer and four most highly compensated executive officers other than the chief executive officer who were serving as executive officers at December 31, 2005.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Long-Term Compensation
                                                                                ----------------------------------------
                                            Annual Compensation                          Awards              Payouts
                              ------------------------------------------------------------------------------------------
         (a)                  (b)         (c)           (d)           (e)          (f)           (g)          (h)         (i)
                                                                     Other
                                                                    Annual      Restricted   Securities                All Other
       Name and                                                     Compen-       Stock      Underlying       LTIP      Compen-
      Principal                         Salary         Bonus        sation        Awards       Options      Payouts     sation
       Position               Year        ($)          ($)(1)         ($)          ($)           (#)          ($)       ($)(2)
----------------------------------------------------------------------------------------------------------------------------------
J. N. Quinn (3)               2005       500,000      1,470,000          -0-          -0-          -0-          -0-      $15,230
President, Chief Executive    2004       443,269      1,470,000          -0-          -0-          -0-          -0-       10,098
Officer and Chairman of       2003       290,909        200,000          -0-          -0-       65,000          -0-        9,603
the Board

----------------------------------------------------------------------------------------------------------------------------------

L. De Temmerman (4)           2005       365,926(8)     544,500      217,506(11)      -0-          -0-          -0-       96,689(12)
Senior Vice President and     2004       338,035(8)     705,074(10)   39,135(11)      -0-          -0-          -0-          258
President, Performance        2003       275,424(8)     225,019(10)   46,156(11)      -0-       50,000          -0-          228
Products

----------------------------------------------------------------------------------------------------------------------------------

J. M. Sullivan (5)            2005       325,000        555,000                                                          $15,230
Senior Vice President,        2004       249,327        500,000          -0-          -0-          -0-          -0-       10,098
Chief Financial Officer
and Treasurer
----------------------------------------------------------------------------------------------------------------------------------

J. R. Voss (6)                2005      $237,500       $483,333          -0-          -0-          -0-          -0-     $426,537(13)
Senior Vice President,
Business Operations

----------------------------------------------------------------------------------------------------------------------------------

J. P. Wright (7)              2005      $271,555(9)     588,889          -0-          -0-          -0-          -0-       $6,938
Senior Vice President and
President, Integrated Nylon
----------------------------------------------------------------------------------------------------------------------------------

(1) Included in this column as 2005 compensation are awards under the 2005 Solutia Annual Incentive Plan as follows: Mr. Quinn - $1,470,000;
         Mr. De Temmerman - $544,500; Mr. Sullivan - $555,000; Mr. Voss - $483,333; and Mr. Wright - $588,889.

         Included in this column as 2004 compensation are awards under the 2004 Solutia Annual Incentive Plan as follows: Mr. Quinn - $1,470,000;
         Mr. De Temmerman - $705,074; and Mr. Sullivan - $500,000

         Included as 2003 compensation are special recognition awards for 2003 that were paid in mid-year 2004 and a $200,000 special recognition award to Mr. Quinn that was paid in 2003.

(2) Contributions to thrift/savings plans, as follows: Mr. Quinn - $14,700; Mr. Sullivan - $14,700; Mr. Voss - $1,750; and Mr. Wright -
         $6,666

         Cost of executive travel accident protection for each executive officer named in this table: $272.

(3) Mr. Quinn became president, chief executive officer and director effective May 3, 2004 and was named Chairman of the Board in February, 2006. He joined Solutia on January 13, 2003.

(4)      Mr. De Temmerman became an executive officer of Solutia on January 1,
         2003.

(5) Mr. Sullivan became an executive officer of Solutia on May 3, 2004. Therefore, his compensation for 2003, including his special recognition award for 2003, is not included in this table.

(6)      Mr. Voss became an executive officer of Solutia on March 16, 2005.




(7) Mr. Wright became an executive officer of Solutia on March 16, 2005.

(8) Mr. De Temmerman was based in Belgium through the end of January, 2005. Therefore, he was paid in euros through January 31, 2005. His salary for January 2005, 2004 and 2003 has been converted into U.S. dollars at the weighted average exchange rate of 1.31531 U.S. dollars to 1 euro for January 2005, 1.23531 U.S. dollars to 1 euro for 2004 and 1.12115 U.S. dollars to 1 euro for 2003.

(9) Includes $133,895 of base salary paid to Mr. Wright indirectly through Charles River and Associates from March 16, 2005 through September 1, 2005.

(10) Mr. De Temmerman's bonuses for 2004 and 2003 were paid in euros. For 2004 his bonus has been converted into U.S. dollars at the weighted average exchange rate of 1.23531 U.S. dollars to 1 euro; for 2003, at the weighted average exchange rate of 1.12115 U.S. dollars to 1 euro.

(11) The amount for 2005 consists of: $30,000 for a cost of living allowance; $50,000 for a global business allowance; $9,176 for a customary Belgian representation allowance; $11,249 for a children's allowance mandated by the Belgian government; $7,000 reimbursement for financial planning and tax preparation services; $3,571 for a travel allowance; $106,060 for tax equalization payments, net of hypothetical taxes; and $450 of miscellaneous compensation. The amount for 2004 consists of: $9,932 for a customary Belgian representation allowance; $17,028 in automobile leasing payments; and $12,175 for a children's allowance mandated by the Belgian government. The amount for 2003 consists of: an $11,837 grossed-up reimbursement for certain taxes; $9,014 for a customary Belgian representation allowance; $14,255 in automobile leasing payments; and $11,050 for a children's allowance mandated by the Belgian government. All amounts for 2004 and 2003 have been converted from euros at the weighted average exchange rate of
         1.23531 U.S. dollars to 1 euro for 2004 and 1.12115 U.S. dollars to 1 euro for 2003.

(12) Includes relocation cost reimbursements of $83,500 and related tax gross-ups of $12,917.

(13) Includes a special signing bonus of $250,000, relocation cost reimbursements of $108,373 and related tax gross-ups of $66,142.


AGGREGATED OPTION EXERCISES IN 2005 AND YEAR-END OPTION VALUES

         The following table shows information about unexercised options held by named executive officers on December 31, 2005. There were no options exercised by the named executive officers during 2005, and none of the options held by them at the end of 2005 were "in the money." Solutia's currently filed plan of reorganization provides for cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock. Therefore, it is unlikely that holders of options to purchase Solutia's common stock will receive any consideration for those options in such a plan of reorganization.

----------------------------------------------------------------------------------------------
      (a)          (b)               (c)                   (d)                      (e)

                                                        Number of
                                                        Securities                Value of
                                                        Underlying              Unexercised
                                                        Unexercised             In-the-Money
                                                     Options at FY-End       Options at FY-End
                                                           (#)                      ($)
                  Shares                        ----------------------------------------------
                Acquired on     Value Realized         Exercisable/             Exercisable/
      Name      Exercise (#)          ($)              Unexercisable            Unexercisable
----------------------------------------------------------------------------------------------
J. N. Quinn        -0-                N/A             25,000/40,000               -0-/-0-
----------------------------------------------------------------------------------------------
L. De Temmerman    -0-                N/A             73,216/60,000               -0-/-0-
----------------------------------------------------------------------------------------------
J. M. Sullivan     -0-                N/A            100,515/47,668               -0-/-0-
----------------------------------------------------------------------------------------------
J. R. Voss         -0-                N/A                -0-/-0-                  -0-/-0-
----------------------------------------------------------------------------------------------
J. P. Wright       -0-                N/A                -0-/-0-                  -0-/-0-
----------------------------------------------------------------------------------------------

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

         Until June 30, 2004, for each year during which the executive was employed by Solutia, 3% of annual compensation (salary and annual bonus) in excess of the Social Security wage base and a percentage, based on age, of annual compensation were credited to the Cash Balance Account. The applicable percentages and age ranges were: 3% before age 30, 4% for ages 30 to 39, 5% for ages 40 to 44, 6% for ages 45 to 49, and 7% for age 50 and over. In addition, the Cash Balance Account of executives who earned benefits under Pharmacia's defined benefit pension plans before 1997 was credited each year (for up to ten years based on prior years of service with Pharmacia before 1997) during which the executive was employed by Solutia (including all of 1997) with an amount equal to a percentage (based on age) of annual compensation. The applicable percentages and age ranges were: 2% before age 30, 3% for ages 30 to 39, 4% for ages 40 to 44, 5% for ages 45 to 49, and 6% for age 50 and over. As a result of the plan freeze, all credits to the Cash Balance Account that are based on annual compensation were eliminated for compensation earned after June 30, 2004. The Cash Balance Account was credited with interest each year based on the 30-year treasury rate. In light of the discontinuance of the 30-year treasury rate, the Cash Balance Account is currently credited with an interest rate determined and published by the Internal Revenue Service to serve as a proxy for the 30-year treasury rate.

         The estimated annual benefits payable as a single life annuity beginning at age 65 (assuming that each executive officer remains employed by Solutia until age 65) are as follows: Mr. Quinn, $6,076; and Mr. Sullivan, $69,155.

         The following table shows the annual normal retirement benefits payable under the pension plan applicable to Mr. De Temmerman and other employees of Solutia's Belgian subsidiary. The benefit levels in the table assume retirement at age 65 and payment in the form of a single life annuity. Remuneration is an average of the final three years of pay, excluding vacation pay and bonuses. Compensation used for pension formula purposes equates to salary reported in column (c) of the Summary Compensation Table minus the amount attributable to vacation pay (approximately $24,055 for 2005, $22,415 for 2004 and $18,041 for 2003). The
benefit formula is integrated with the Belgian social security earnings ceiling, and the amounts shown in the table reflect integration based on the current Belgian social security ceiling.

------------------------------------------------------------------------------------
                                                   Years of Service
Remuneration              ----------------------------------------------------------
(in U.S.$)                      15          20         25          30         35
------------------------------------------------------------------------------------
125,000                        23,506      31,341     39,176      47,012     54,847
------------------------------------------------------------------------------------
150,000                        30,499      40,666     50,832      60,999     71,165
------------------------------------------------------------------------------------
175,000                        37,493      49,990     62,488      74,985     87,483
------------------------------------------------------------------------------------
200,000                        44,486      59,315     74,144      88,972    103,801
------------------------------------------------------------------------------------
225,000                        51,480      68,639     85,799     102,959    120,119
------------------------------------------------------------------------------------
250,000                        58,473      77,964     97,455     116,946    136,437
------------------------------------------------------------------------------------
300,000                        72,460      96,613    120,766     144,920    169,073
------------------------------------------------------------------------------------
400,000                       100,433     133,911    167,389     200,867    234,345
------------------------------------------------------------------------------------
450,000                       114,420     152,560    190,701     228,841    266,981
------------------------------------------------------------------------------------
500,000                       128,407     171,210    214,012     256,814    299,617
------------------------------------------------------------------------------------

         As of January 1, 2006, Mr. De Temmerman had 21.33 years of credited service and final average earnings of $313,488, as converted from euros using a rate of 1.24060 U.S. dollars per euro, the weighted average exchange rate for 2005.


AGREEMENTS WITH CURRENT AND FORMER NAMED EXECUTIVE OFFICERS

         The descriptions below are only summaries of the agreements that Solutia has with its named executive officers and are qualified in their entirety by the actual agreements, copies of which have been filed with the Securities and Exchange Commission and are identified in the Exhibit Index to this Annual Report on Form 10-K.

Senior Executive Retention Agreements

         Effective July 19, 2004, Solutia entered into agreements with Mr. Quinn, Mr. De Temmerman and Mr. Sullivan. The Senior Executive Agreements were approved by Solutia's board of directors and the bankruptcy court. On April 21, 2005, upon bankruptcy court approval, Solutia entered into amended and restated employment agreements with Mr. Quinn and Mr. Sullivan, each dated July 19, 2004. The agreement with Mr. De Temmerman and the ameded and restated agreements with Mr. Quinn and Mr. Sullivan are collective referred to as the "Senior Executive Agreements".

         The Senior Executive Agreements provide for a minimum annual base salary for each of these three executives retroactively to May 5, 2004 and during the Employment Period, i.e., the period from July 19, 2004 until the six month anniversary of the Emergence Date (as described below). The Senior Executive Employment Agreements provide that Mr. Quinn's annual base salary will be not less than $500,000; Mr. De Temmerman's not less than euro 289,519 (corresponding to USD $350,000 at the exchange rate of 1.2089); and Mr. Sullivan's not less than $325,000 (representing an increase in annual base salary from $250,000 to $325,000, retroactive to January 1, 2005, as provided by the April 21, 2005 amendment). Each of these executives is entitled to participate in Solutia's annual incentive program with each having a target annual bonus opportunity of a percentage of his annual base salary. For Mr. Quinn, the percentage is 150%; for Mr. De Temmerman, 100%; and for Mr. Sullivan, 75%. Each is also entitled to participate in all long-term and other incentive plans or programs applicable to senior executive officers of Solutia and its subsidiaries and in the applicable savings, retirement, welfare benefit and vacation plans.

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

         If, during the Employment Period, Solutia terminates any of these executives other than for Cause, or any of these executives terminates his employment for Good Reason, Solutia will pay such executive: (a) any unpaid but accrued base salary through the Date of Termination (as defined in the Senior Executive Agreements), (b) any unpaid annual bonus earned with respect to the previous year, and (c) any unpaid accrued vacation pay (collectively, "Accrued Obligations"). In addition, if the Date of Termination occurs before the Emergence Date, Mr. De Temmerman would receive an amount equal to 125% of his annual base salary immediately prior to his Date of Termination, and Mr. Quinn and Mr. Sullivan would receive an amount equal to 200% of his respective annual base salary immediately prior to his respective Date of Termination (an increase from 125% to 200% being provided for by the April 21, 2005 amendment), provided that they waive any and all claims against Solutia and its subsidiaries. The executives will also be entitled to any other benefits or amounts, excluding severance or separation pay or benefits, for which they are eligible under any plan, program, or policy of Solutia and its subsidiaries, such as any vested benefit under any qualified defined benefit or defined contribution retirement plan in which they participate (collectively, "Other Benefits"). If employment terminates because of death or Disability, the executive or his estate, as applicable, will receive Accrued Obligations and Other Benefits.

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

Employment Agreement with Mr. Voss

         Effective August 1, 2005, Solutia entered into an employment agreement with Mr. Voss that was approved by Solutia's board of directors and the bankruptcy court. The term of the agreement (the "Employment Period") is from August 1, 2005 until the six month anniversary of the Emergence Date (as hereinafter described). The agreement provides for a minimum annual base salary of $300,000. Mr. Voss is entitled to participate in Solutia's annual incentive program with a target annual bonus opportunity of 75% of his annual base salary. Mr. Voss will also be entitled to participate in all long-term and other incentive plans or programs applicable to senior executive officers of Solutia and its subsidiaries and in applicable savings, retirement, welfare benefit and vacation plans. In connection with his employment, Mr. Voss also received a signing bonus of $250,000.

         The agreement provides that if Mr. Voss is employed by Solutia (or an affiliate of Solutia) on the six-month anniversary of such time, if ever, at which the bankruptcy court shall have confirmed a plan of reorganization of Solutia under Chapter 11 of the Bankruptcy Code and such plan shall have become effective (the "Emergence Date"), or if on or subsequent to the Emergence Date but prior to the six-month anniversary of the Emergence Date, he shall have been terminated by Solutia without Cause (as defined in the agreement), or shall have died or been terminated for Disability (as defined in the agreement), then he will be eligible to receive an emergence bonus of up to $1,000,000 (the "Emergence Bonus"), such amount being the maximum amount of the bonus pool established under the agreement for Mr. Voss, with the actual amount of the Emergence Bonus to be determined pursuant to and in accordance with the performance measures and payment terms of the Solutia Inc. Emergence Incentive Bonus Program in which Solutia's chief executive officer participates. If Mr. Voss voluntarily terminates his employment other than for Good Reason or is terminated for Cause, in either case between the Emergence Date and the six-month anniversary thereof, then he shall forfeit his right to receive the Emergence Bonus.

         If Solutia terminates Mr. Voss's employment other than for Cause, or Mr. Voss terminates his employment for Good Reason (as defined in the agreement), Solutia will pay him: (a) any accrued but unpaid base salary through the Date of Termination (as defined in the agreement), (b) any unpaid annual bonus earned with respect to the previous year and (c) any unpaid accrued vacation pay (collectively, "Accrued Obligations"), (d) an amount equal to 200% of his annual base salary ("Severance Payment") and (e) if the Date of Termination
                                    125
is on or subsequent to the Emergence Date, the Emergence Bonus, provided that he waives any and all claims against Solutia and its subsidiaries. Mr. Voss will also be entitled to any other benefits or amounts, excluding severance or separation pay or benefits, for which he is eligible under any plan, program, or policy of Solutia and its subsidiaries, such as any vested benefit under any qualified defined benefit or defined contribution retirement plan in which he participates (collectively, "Other Benefits"). If Mr. Voss's employment terminates because of death or Disability, he or his estate, as applicable, will receive the Accrued Obligations and the Other Benefits and, if such termination occurs on or after the Emergence Date but not later than the six-month anniversary thereof, the Emergence Bonus. If Solutia terminates Mr. Voss's employment for Cause, or Mr. Voss terminates his employment other than for Good Reason, Solutia will be obligated to pay him only the Accrued Obligations and the Other Benefits.

         The agreement also contains provisions relating to non-competition, protection of Solutia's confidential information and non-solicitation of Solutia's employees.

Employment Agreement with Mr. Wright

         Effective August 1, 2005, Solutia entered into an employment agreement with Mr. Wright that was approved by Solutia's board of directors and the bankruptcy court. The term of the agreement (the "Employment Period") is from August 1, 2005 until the six month anniversary of the Emergence Date (as hereinafter described). The agreement provides for a minimum annual base salary of $350,000. Mr. Wright is entitled to participate in Solutia's annual incentive program with a target bonus opportunity of 100% of his annual base salary. Mr. Wright will also be entitled to participate in all long-term and other incentive plans or programs applicable to senior executive officers of Solutia and its subsidiaries and in applicable savings, retirement, welfare benefit and vacation plans.

         The agreement provides that if Mr. Wright is employed by Solutia (or an affiliate of Solutia) on the six-month anniversary of such time, if ever, at which the Bankruptcy Court shall have confirmed a plan of reorganization of Solutia under Chapter 11 of the Bankruptcy Code and such plan shall have become effective (the "Emergence Date"), or if on or subsequent to the Emergence Date but prior to the six-month anniversary of the Emergence Date, he shall have been terminated by Solutia without Cause (as defined in the Agreement), shall have resigned for Good Reason (as defined in the Agreement), or shall have died or been terminated for Disability (as defined in the Agreement), then he will be eligible to receive an emergence Bonus of up to $1,500,000 (the "Emergence Bonus"), such amount being the maximum amount of the bonus pool established under the agreement for Mr. Wright with the actual amount of the Emergence Bonus to be determined pursuant to and in accordance with the performance measures and payment terms of the Solutia Inc. Emergence Incentive Bonus Program in which Solutia's Chief Executive Officer participates. If Mr. Wright voluntarily terminates his employment other than for Good Reason or is terminated for Cause, in either case between the Emergence Date and the six-month anniversary thereof, then he shall forfeit his right to receive the Emergence Bonus.

         If Solutia terminates Mr. Wright's employment other than for Cause, or Mr. Wright terminates his employment for Good Reason (as defined in the agreement), Solutia will pay him: (a) any accrued but unpaid base salary through the Date of Termination (as defined in the Agreement), (b) any unpaid annual bonus earned with respect to the previous year, and (c) any unpaid accrued vacation pay (collectively, "Accrued Obligations"), (d) an amount equal to 200% of his annual base salary ("Severance Payment") and (e) if the Date of Termination is on or subsequent to the Emergence Date, the Emergence Bonus, provided that he waives any and all claims against Solutia and its subsidiaries. Mr. Wright will also be entitled to any other benefits or amounts, excluding severance or separation pay or benefits, for which he is eligible under any plan, program, or policy of Solutia and its subsidiaries, such as any vested benefit under any qualified defined benefit or defined contribution retirement plan in which he participates (collectively, "Other Benefits"). If Mr. Wright's employment terminates because of death or Disability, he or his estate, as applicable, will receive the Accrued Obligations and the Other Benefits and, if such termination occurs on or after the Emergence Date but not later than the six month anniversary thereof, the Emergence Bonus. If Solutia terminates Mr. Wright's employment for Cause, or Mr. Wright terminates his employment other than for Good Reason, Solutia will be obligated to pay him only the Accrued Obligations and the Other Benefits.

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

COMPENSATION OF DIRECTORS

         The following table displays all components of compensation for non-employee directors under the compensation program that was in effect in 2005.

----------------------------------------------------------------------------
        Form of Compensation                        Amount of Compensation
----------------------------------------------------------------------------
Annual Board Retainer                                      $60,000
----------------------------------------------------------------------------
Chairman of the Board Retainer                             $75,000
----------------------------------------------------------------------------
Annual Retainer for Committee Chairman                      $5,000
----------------------------------------------------------------------------
Board Attendance Fee (each meeting)                         $2,000
----------------------------------------------------------------------------
Committee Attendance Fee (each meeting)                     $2,000
----------------------------------------------------------------------------

         Directors who are Solutia employees do not receive payment for their services as directors. The Chairman of the Board retainer is paid to the lead non-employee director if the Chairman of the Board is an employee of Solutia.

         Non-employee directors do not have a retirement plan, nor do they participate in Solutia's benefit plans.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Executive Compensation and Development Committee is comprised of four directors: Mr. Jenkins, chairman, and Messrs. Lochner, Metz and Mulcahy. None of these individuals is a current or former officer or employee of Solutia or any of its subsidiaries, nor did any of these individuals have any reportable transactions with Solutia or any of its subsidiaries during 2005. During 2005, none of Solutia's executive officers served as a director or member of the compensation committee (or equivalent thereof) of another entity, any of whose executive officers served as a director of Solutia.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

         The following table shows Solutia common stock owned beneficially by Solutia's directors and executive officers as of December 31, 2005, including those deferred shares credited to the account of each non-employee director that are payable in stock. Solutia's currently filed plan of reorganization provides for the cancellation of its existing shares of common stock. Therefore, it is unlikely that its directors or executive officers will receive any consideration for their stock or those options. In general, "beneficial ownership" includes those shares a person has the power to vote, or the power to transfer, and stock options that are exercisable currently or become exercisable within 60 days. Except as otherwise noted, each person has sole voting and investment power over his or her shares.

--------------------------------------------------------------------------------------------------------
                                           Shares of Common Stock       Shares Underlying
                                             Beneficially Owned        Options Exercisable
                 Name                               (a)                Within 60 Days (b)       Total
--------------------------------------------------------------------------------------------------------
Luc De Temmerman                                     50(c)                  83,216              83,266
--------------------------------------------------------------------------------------------------------
Paul H. Hatfield                                 31,602                     20,667              52,269
--------------------------------------------------------------------------------------------------------
Robert H. Jenkins                                24,372(d)                  20,667              45,039
--------------------------------------------------------------------------------------------------------
Philip R. Lochner, Jr.                            2,859                     10,166              13,025
--------------------------------------------------------------------------------------------------------
Frank A. Metz, Jr.                               13,912                     20,667              35,579
--------------------------------------------------------------------------------------------------------
J. Patrick Mulcahy                               31,348                     16,833              48,181
--------------------------------------------------------------------------------------------------------
Sally G. Narodick                                16,426                     14,500              30,926
--------------------------------------------------------------------------------------------------------
Jeffry N. Quinn                                  40,000(e)                  25,000              65,000
--------------------------------------------------------------------------------------------------------
John B. Slaughter                                13,903(f)                  20,667              34,570
--------------------------------------------------------------------------------------------------------
James M. Sullivan                                 2,000(g)                 100,515             102,515
--------------------------------------------------------------------------------------------------------
James R. Voss                                         0                          0                   0
--------------------------------------------------------------------------------------------------------
Jonathon P. Wright                                    0                          0                   0
--------------------------------------------------------------------------------------------------------
All directors and executive officers            176,472                    474,328             650,800
(16 persons)
--------------------------------------------------------------------------------------------------------


(a) The number of shares shown includes those deferred shares credited to the account of each non-employee director that are scheduled to be paid out in the form of stock, as follows:

-------------------------------------------------------------------
Mr. Hatfield                                            24,202
-------------------------------------------------------------------
Mr. Jenkins                                             24,202
-------------------------------------------------------------------
Mr. Lochner                                              2,859
-------------------------------------------------------------------
Mr. Metz                                                12,103
-------------------------------------------------------------------
Mr. Mulcahy                                             20,348
-------------------------------------------------------------------
Mrs. Narodick                                           16,426
-------------------------------------------------------------------
Dr. Slaughter                                           12,103
-------------------------------------------------------------------

         The non-employee directors have no current voting or investment power over these deferred shares.

(b) The shares shown represent stock options granted under Solutia's incentive plans, including stock options resulting from the conversion of Pharmacia stock options at the time of the spinoff of Solutia by Pharmacia in 1997.

(c)      Mr. De Temmerman and his wife own these shares jointly.

(d) The number of shares shown for Mr. Jenkins includes 170 shares owned jointly by Mr. Jenkins and his wife.

(e) The number of shares shown for Mr. Quinn includes 20,000 shares owned in trust by Mr. Quinn's wife. Mr. Quinn expressly disclaims beneficial ownership of these shares.

(f) The number of shares shown for Dr. Slaughter includes 137 shares owned by Dr. Slaughter's wife. Dr. Slaughter expressly disclaims beneficial ownership of these shares.

(g) The number of shares shown for Mr. Sullivan includes 2,000 shares owned jointly by Mr. Sullivan and his wife.

         The total share holdings reported above for all directors and executive officers as a group equal less than 1% of the number of shares of Solutia common stock outstanding on December 31, 2005. No director or executive officer holds more than 1% of these shares.

OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

         The following table shows all persons or entities that Solutia knows were "beneficial owners" of more than five percent of Solutia common stock on February 24, 2006.

-------------------------------------------------------------------------------------------------------------

                                                 Amount and Nature of Beneficial
     Name and Address of Beneficial Owner       Ownership of Solutia Common Stock      Percent of Class
-------------------------------------------------------------------------------------------------------------
Ardsley Advisory Partners (1)                               12,200,000                      11,68%
262 Harbor Drive
Stamford, Connecticut 06902
-------------------------------------------------------------------------------------------------------------
Lime Capital Management LLC (2)                              7,767,509                        7.4%
377 Broadway, 11th Floor
New York, New York 10013
-------------------------------------------------------------------------------------------------------------

(1) This information is based on a Schedule 13G that Ardsley Advisory Partners filed with the SEC on February 24, 2006 on behalf of itself and its affiliates Ardsley Partners I, Philip J. Hempelman, Ardsley Offshore Fund Ltd., Ardsley Partners Fund II, L.P. and Ardsley Partners Institutional Fund, L.P. Includes 10,600,000 shares (10.24% of Solutia's common stock) beneficially owned by Ardsley Advisory Partners, 5,683,800 shares (5.44% of Solutia's common stock) beneficially owned by Ardsley Partners I, 12,200,000 shares (11.68% of Solutia's common stock) beneficially owned by Philip J. Hempelman, 4,806,200 shares (4.60% of Solutia's common stock) beneficially owned by Ardsley Offshore Fund Ltd., 3,569,300 shares (3.41% of Solutia's common stock) beneficially owned by Ardsley Partners Fund II, L.P., and 2,114,500 shares (2.02% of Solutia's common stock) beneficially owned by Ardsley Partners Institutional Fund, L.P. Ardsley Partners I serves as the general partner of Ardsley Partners I, Ardsley Partners II, L.P. and Ardsley Partners Institutional Fund, L.P. Ardsley Advisory Partners serves as investment manager of Ardsley Offshore Fund Ltd. and as investment advisor of Ardsley Partners II, L.P. and Ardsley Institutional Fund, L.P. and certain managed accounts with respect to the Solutia common stock directly owned by Ardsley Offshore Fund Ltd., Ardsley Partners II, L.P., Ardsley Institutional Fund, L.P. and the managed accounts. Philip J. Hempelman is the managing partner of Ardsley Advisory Partners and Ardsley Partners I. Mr. Hempelman disclaims beneficial ownership of all shares of Solutia common stock held or controlled by Ardsley Partners I, Ardsley Offshore Fund Ltd., Ardsley Partners Fund II, L.P. and Ardsley Partners Institutional Fund, L.P. except to the extent of the 612,000 of such shares which relate to his individual economic interest in Ardsley Partners II, L.P. The principal business address of Ardsley Partners I, Philip J. Hempelman, Ardsley Partners Fund II, L.P. and Ardsley Partners Institutional Fund, L.P. is 262 Harbor Drive, Stamford, Connecticut 06902. The principal business office of Ardsley Offshore Fund Ltd. is Romasco Place, Wickhams Cay 1, Roadtown Tortola, British Virgin Islands.

(2) This information is based on a Schedule 13G that Lime Capital Management LLC filed with the SEC on November 23, 2005 on behalf of itself and its affiliates Lime Capital Administrators LLC, Lime Fund LLC, Lime Overseas Fund Ltd., Gregory E. Bylinsky and Mark Gorton. Lime Capital Management LLC beneficially owns 7,767,509 shares (7.4% of Solutia's common stock), of which it disclaims beneficial ownership, pursuant to Rule 13d-4 under the Securities Exchange Act of 1934, as amended, of 1,967,399 shares beneficially owned by Lime Capital Management Administrators LLC. Also included are 7,767,509 shares (7.4% of Solutia's common stock) beneficially owned by Lime Capital Management Administrators LLC, 5,800,110 shares (5.6% of Solutia's common stock) beneficially owned by Lime Fund LLC, 1,967,399 shares (1.9% of Solutia's common stock) beneficially owned by Lime Overseas Fund Ltd., 7,767,509 shares (7.4% of Solutia's common stock) beneficially owned by Gregory E. Bylinsky, and 7,767,509 shares (7.4% of Solutia's common stock) beneficially owned by Mark Gorton. Lime Capital Management LLC is the investment managing member of Lime Fund LLC. Lime Capital Management Administrators LLC is the investment manager of Lime Overseas Fund Ltd. and a managing member of Lime Fund LLC. Gregory
         E. Bylinsky and Mark Gorton are the managing members of Lime Capital Management LLC and Lime Capital Management Administrators LLC. The principal business address of Lime Capital Management Administrators LLC, Lime Fund LLC, Gregory E. Bylinsky and Mark Gorton is the same as the address for Lime Capital Management LLC set forth above. The principal business address of Lime Overseas Fund, Ltd. is c/o Meridian Corporate Services Limited, P.O. Box HM 528, 73 Front Street, Hamilton, HM CX, Bermuda.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information about Solutia's equity compensation plans as of December 31, 2005. Solutia believes that its plan of reorganization will result in cancellation of its existing shares of common stock and that it is unlikely that its directors or executive officers will receive any consideration for their grants or awards under these equity compensation plans.

---------------------------------------------------------------------------------------------------------------------

                                                                                      Number of Securities Remaining
                              Number of Securities to        Weighted-Average         Available for Future Issuance
                              be Issued upon Exercise        Exercise Price of       under Equity Compensation Plans
                              of Outstanding Options,       Outstanding Options,      (Excluding Securities Reflected
                               Warrants, and Rights         Warrants, and Rights              in Column (a))
       Plan Category                    (a)                          (b)                            (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security                 17,187,938                    15.81                        3,571,027(1)
holders
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                254,097(3)                 14.43(4)                        25,174(5)
holders (2)
---------------------------------------------------------------------------------------------------------------------
Total                                17,442,035                    15.79                        3,596,201
---------------------------------------------------------------------------------------------------------------------

(1) In addition to options and stock appreciation rights, both the Solutia Inc. 2000 Stock-Based Incentive Plan (2000 Plan) and the Solutia Inc. 1997 Stock-Based Incentive Plan (1997 Plan) provide for awards of restricted and unrestricted stock. Of the shares remaining available for future issuance under the 2000 Plan, up to 162,000 shares may be used for awards of restricted stock. The 2000 Plan does not limit the number of shares that may be used for awards of unrestricted stock, but unrestricted shares may be awarded only in lieu of cash payments under other incentive plans of Solutia and its subsidiaries. Because of forfeitures, 1,503,567 shares are available for issuance under the 1997 Plan. These may be used for awards of restricted or unrestricted stock or for stock options. Because of Solutia's Chapter 11 filing, it is unlikely that these available shares will ever be used.

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

         Deferred Stock: Until May 2003, half of a director's annual retainer was mandatorily credited under this plan to the director's deferred stock account on a quarterly basis, with the deferred stock units to be paid out in shares of Solutia common stock following termination of the director's service on Solutia's board. The number of shares credited each quarter was determined by dividing the dollar amount of one-eighth of the retainer by the value of a share of Solutia common stock on the first trading day in the plan quarter. Each director was able to elect to receive the other half of the annual retainer in cash or to defer all or a part into the deferred stock account, an interest-bearing cash account, or both, with any deferred stock units to be paid in shares of Solutia common stock. In April 2003, the board of directors adopted the Solutia Inc. 2003 Non-Employee Director Compensation Plan, which provided for deferred stock units to be paid in cash, and beginning in May 2003 deferred stock units payable in cash were credited under that plan, and deferred stock units payable in stock ceased to be granted under this plan. In 2005, none of the compensation of Solutia's non-employee directors was deferred into any form of stock units; all such compensation was paid in cash.

(3) This number includes options to purchase 135,613 shares of Solutia common stock and 118,484 deferred stock units to be paid out in shares of Solutia common stock.

(4) This weighted average exercise price of outstanding options excludes deferred stock units, which do not have an exercise price.



(5) No further grants of deferred stock units will be made under the Solutia Inc. Non-Employee Director Compensation Plan. In addition, because of Solutia's Chapter 11 filing, it is unlikely that these available shares will be used for stock options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Sullivan and one other executive officer, who is not a "named executive officer" for reporting purposes, have unsecured claims as creditors in Solutia's Chapter 11 case by virtue of their participation in Solutia's 401(k) excess benefit plan and/or non-qualified defined benefit pension plan. Vested amounts owed to them under these plans at the time that Solutia filed for Chapter 11 are as follows:

-------------------------------------------------------------------------------------------------------------
         Executive Officer                401(k) Excess Benefit Plan          Non-Qualified Pension Plan
-------------------------------------------------------------------------------------------------------------
J. M. Sullivan                                     33,164                                6,384
-------------------------------------------------------------------------------------------------------------
Other Executive Officer                             4,126                              -------
-------------------------------------------------------------------------------------------------------------

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

         During 2005, John F. Saucier, the former president of Solutia's Integrated Nylon Division, was paid severance pay and a retention payout in the amount of $620,000 pursuant to a Separation Agreement, Waiver and Release of Claims entered into between Mr. Saucier and Solutia in connection with the termination of Mr. Saucier's employment.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT AUDITOR

         The Audit and Finance Committee of Solutia's board of directors appointed Deloitte & Touche LLP as principal independent auditors to examine the consolidated financial statements of Solutia and its subsidiaries for 2005 and 2004. The following table displays the aggregate fees billed to Solutia for the fiscal years ended December 31, 2005 and 2004, by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

--------------------------------------------------------------------------------
            TYPE OF FEE                       2005                 2004
--------------------------------------------------------------------------------
Audit Fees                                      $2,266,000           $2,169,000
--------------------------------------------------------------------------------
Audit-Related Fees (1)                              77,000              118,000
--------------------------------------------------------------------------------
Tax Fees (2)                                       606,000              663,000
--------------------------------------------------------------------------------
All Other Fees (3)                                 203,000              932,000
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

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

         (a)      Documents filed as part of this Form 10-K:

         1. Financial Statements--See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 54 of this report.

         2. The following supplemental schedule for the years ended December 31, 2005, 2004 and 2003

                           II--Valuation and Qualifying Accounts

         3. Exhibits--See the Exhibit Index beginning at page 135 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(a) and 10(d) through 10(y) on page 136 of the Exhibit Index. The following exhibits listed in the
                  Exhibit Index are filed with this Form 10-K:


                  10(y)    Form of Agreement by and between Solutia Inc.,
                           CPFilms, Inc. and Kent J. Davies
                  12       Computation of the Ratio of Earnings to Fixed Charges
                  21       Subsidiaries of the Registrant
                  23(a)    Consent of Independent Registered Public Accounting
                           Firm
                  23(b)    Consent of Independent Registered Public Accounting
                           Firm
                  23(c)    Consent of Independent Auditors
                  24(a)    Powers of Attorney
                  24(b)    Certified copy of board resolution authorizing
                           Form 10-K filing using powers of attorney
                  31(a)    Certification of Chief Executive Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002
                  31(b)    Certification of Chief Financial Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002
                  32(a)    Certification of Chief Executive Officer Pursuant
                           to 18 U.S.C. Section 1350 as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
                  32(b)    Certification of Chief Financial Officer Pursuant
                           to 18 U.S.C. Section 1350 as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
                  99.2     Combined Financial Statements of Flexsys Group

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOLUTIA INC.

                                           By:  /s/ Timothy J. Spihlman
                                           ----------------------------
                                           Timothy J. Spihlman
                                           Vice President and Controller
                                           (Principal Accounting Officer)

Dated: March 14, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

-----------------------------------------------------------------------------------------------------------------
             Signature                Title                                          Date
             ---------                -----                                          ----
-----------------------------------------------------------------------------------------------------------------
      /s/ Jeffry N. Quinn             President, Chief Executive Officer and         March 14, 2006
     -----------------------          Chairman of the Board
        Jeffry N. Quinn

-----------------------------------------------------------------------------------------------------------------

      /s/ James M. Sullivan           Senior Vice President and Chief Financial      March 14, 2006
     -----------------------          Officer
        James M. Sullivan

-----------------------------------------------------------------------------------------------------------------

     /s/ Timothy J. Spihlman          Vice President and Controller (Principal       March 14, 2006
     -----------------------          Accounting Officer)
       Timothy J. Spihlman

-----------------------------------------------------------------------------------------------------------------

                *                     Director                                       March 14, 2006
     -----------------------
         Paul H. Hatfield

-----------------------------------------------------------------------------------------------------------------

                *                     Director                                       March 14, 2006
     -----------------------
        Robert H. Jenkins

-----------------------------------------------------------------------------------------------------------------

                *                     Director                                       March 14, 2006
     -----------------------
      Philip R. Lochner, Jr.

-----------------------------------------------------------------------------------------------------------------

                *                     Director                                       March 14, 2006
     -----------------------
        Frank A. Metz, Jr.

-----------------------------------------------------------------------------------------------------------------

                *                     Director                                       March 14, 2006
     -----------------------
        J. Patrick Mulcahy

-----------------------------------------------------------------------------------------------------------------

                *                     Director                                       March 14, 2006
     -----------------------
        Sally G. Narodick

-----------------------------------------------------------------------------------------------------------------

                *                     Director                                       March 14, 2006
     -----------------------
        John B. Slaughter

-----------------------------------------------------------------------------------------------------------------

*Rosemary L. Klein, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

                                          /s/  Rosemary L. Klein
                                          ----------------------
                                          Rosemary L. Klein, Attorney-in-Fact

                                EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.      Description
-----------      -----------

2(a) Distribution Agreement (incorporated by reference to Exhibit 2 of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

2(b) Amendment to Distribution Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 2 of Solutia's Form 10-Q for the quarter ended June 30, 2002)

2(c) Joint Venture Agreement between Solutia Inc. and FMC Corporation(1) (incorporated by reference to Exhibit 2(i) of Solutia's Form 8-K filed on April 27, 2000)

2(d) First Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(ii) of Solutia's Form 8-K filed on April 27, 2000)

2(e) Second Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(iii) of Solutia's Form 8-K filed on April 27, 2000)

2(f) Third Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(iv) of Solutia's Form 8-K filed on April 27, 2000)

3(a) Restated Certificate of Incorporation of Solutia (incorporated by reference to Exhibit 3(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

3(b) By-Laws of Solutia Inc., as amended February 26, 2003 (incorporated by reference to Exhibit 3(b) of Solutia's Form 10-K for the year ended December 31, 2003)

4(a) Rights Agreement (incorporated by reference to Exhibit 4 of Solutia's Registration Statement on Form 10 filed on August 7,
         1997)

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

-----------------------------
(1) Confidential treatment has been granted for a portion of this exhibit.

9        Omitted--Inapplicable

10(a) Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-K for the year ended December 31, 1997)

10(b) Employee Benefits Allocation Agreement (incorporated by reference to Exhibit 10(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

10(c) Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10(b) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

10(d) Solutia Inc. Management Incentive Replacement Plan as amended in 1999 (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended June 30, 1999)

10(e) Solutia Inc. 1997 Stock-Based Incentive Plan as amended in 1999 and 2000 (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended June 30, 2000)

10(f) Solutia Inc. 2000 Stock-Based Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(g) Solutia Inc. Non-Employee Director Compensation Plan, as amended in 1999, 2000, and 2001 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended June 30, 2001)

10(h) Solutia Inc. 2003 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(i)    2004 Solutia Annual Incentive Plan (incorporated by reference to
         Exhibit 99.1 of Solutia's Form 8-K, filed January 18, 2005)

10(j)    2005 Solutia Annual Incentive Program (incorporated by reference to
         Exhibit 99.1 of Solutia's Form 8-K filed April 27, 2005)

10(k) Solutia Inc. Deferred Compensation Plan, as amended in 2002 (incorporated by reference to Exhibit 10(l) of Solutia's Form 10-K for the year ended December 31, 2002)

10(l) Solutia Inc. 2002-2006 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 14, 2002)

10(m) Form of Retention Agreement between Solutia Inc. and other named Executive Officers (incorporated by reference to Exhibit 10(q) of Solutia's Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

10(n) Agreement by and between Solutia Inc. and Rosemary L. Klein (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed April 27, 2005)

10(o) Amended and Restated Agreement by and between Solutia Inc. and Jeffry N. Quinn (incorporated by reference to Exhibit 99.3 of Solutia's Form 8-K filed April 27, 2005)

10(p) Amended and Restated Agreement by and between Solutia Inc. and James M. Sullivan (incorporated by reference to Exhibit 99.4 of Solutia's Form 8-K filed April 27, 2005)

10(q) Agreement by and between Solutia Inc. and John F. Saucier dated as of July 19, 2004 (incorporated by reference to Exhibit 10(e) of Solutia's Form 10-Q for the quarter ended June 30, 2004)

10(r) Agreement by and between Solutia Inc. and Luc De Temmerman dated as of July 19, 2004 (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed January 18, 2005)

10(s) Letter Agreement between Solutia Inc. and Luc De Temmerman effective as of July 19, 2004 (incorporated by reference to Exhibit
         99.3 of Solutia's Form 8-K filed January 18, 2005)

10(t) Retention Agreement by and between Solutia Inc. and Max W. McCombs dated as of June 21, 2004 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended September 30, 2004)

10(u) Retention Agreement, dated as of June 17, 2004, by and between Solutia Inc. and Rosemary L. Klein (incorporated by reference to
         Exhibit 10(aa) of Solutia's Form 10-K for the year ended December 31, 2004)

10(v) Agreement by and between Solutia Inc. and James R. Voss, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended June 30, 2005)

10(w) Agreement by and between Solutia Inc. and Jonathon P. Wright, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.2 of Solutia's Form 10-Q for the quarter ended June 30, 2005)

10(x) Form of Retention Agreement between Solutia Inc. and Key Employees (incorporated by reference to Exhibit 10(bb) of Solutia's Form 10-K for the year ended December 31, 2004)

10(y) Form of Agreement by and between Solutia Inc., CPFilms, Inc. and Kent J. Davies

10(z) Protocol Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 10(b) of Solutia's Form 10-Q for the quarter ended June 30, 2002)

10(aa) Protocol Agreement, dated as of November 15, 2002, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company
         (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed November 18, 2002)

10(bb) Amendment to Protocol Agreement, dated as of March 3, 2003, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10(t) of Solutia's Form 10-K for the year ended December 31, 2003)

10(cc) Amendment to Protocol Agreement, dated August 4, 2003, by and among Pharmacia Corporation, Monsanto Company and Solutia Inc.
         (incorporated by reference to Exhibit 10(e) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(dd) Financing Agreement, dated as of January 16, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors and debtors-in-possession, as Borrowers, certain subsidiaries of Solutia Inc. listed as a Guarantor, as debtors and debtors-in-possession, as Guarantors, the lenders from time to time party thereto, as Lenders, Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Documentation Agent (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed January 23,
         2004)

10(ee) Amendment No. 1 to Financing Agreement and Waiver, dated as of March 1, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc., as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent (incorporated by reference to Exhibit 10(y) of Solutia's Form 10-K for the year ended December 31, 2004)

10(ff) Amendment No. 2 to Financing Agreement and Waiver dated as of July 20, 2004 by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc. as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative agent and co-Documentation Agent and Wells Fargo Foothill, LLC, as C-Documentation Agent (incorporated by reference to Exhibit 10(f) of Solutia's Form 10-Q for the quarter ended June 30, 2004)

10(gg) Amendment No. 3 to the $525,000,000 Debtor-in-Possession Financing Agreement dated January 16, 2004 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed July 27, 2005)

10(hh) Waiver and Consent dated as of October 31, 2005 by and among Solutia, Solutia Business Enterprises, Inc., each subsidiary of Solutia listed on the signature pages thereto, the lenders party thereto, Citicorp USA, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed December 5, 2005)

10(ii) Fiscal Agency Agreement, dated February 11, 2004, among Solutia Europe S.A./N.V., Kredietbank S.A. Luxembourgeoise, as fiscal agent and paying agent, and KBC Bank N.V., as principal paying agent (incorporated by reference to Exhibit 99.3 of Solutia's Form 8-K filed on February 23, 2004)

10(jj) Amendment No. 1 to the Fiscal Agency Agreement and Terms and Conditions of Notes dated as of November 9, 2004 (incorporated by reference to Solutia's Form 8-K filed November 16, 2004)

10(kk) Collateral Agency Agreement, dated February 11, 2004, among KBC Bank N.V., as Collateral Agent, Solutia Europe S.A./N.V., and the Subsidiary Guarantors (incorporated by reference to Exhibit 99.4 of Solutia's Form 8-K filed on February 23, 2004)

10(ll) Counterpart to the Collateral Agency Agreement dated March 4, 2004 (incorporated by reference to Exhibit 99.8 of Solutia's Form 8-K filed on March 11, 2004)

10(mm) Agreement, made as of December 30, 2004, by and among Cytec Industries Inc., Solutia Inc., UCB SA, Solutia Canada, Inc., Surface Specialties, Inc. and Surface Specialties S.A.(2) (incorporated by reference to Exhibit 10(nn) of Solutia's Form 10-K for the year ended December 31, 2004)

10(nn) Asset Purchase Agreement by and among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc. dated as of September 1, 2005 (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended September 30, 2005)

10(oo) Toll Manufacturing Agreement by and between Solutia Inc. and Phosphorus Derivatives Inc. dated November 4, 2005 (incorporated by reference to Exhibit 10.2 of Solutia's Form 10-Q for the quarter ended September 30, 2005)

10(pp) Owners Agreement by and between Solutia Inc. and FMC Corporation dated as of September 1, 2005 (incorporated by reference to Exhibit
         10.3 of Solutia's Form 10-Q for the quarter ended September 30,
         2005)

10(qq) Stock Purchase Agreement, dated as of November 23, 2005 by and between Solutia Inc., Vitro S.A. de C.V., and Vitro Plan S.A. de C.V. (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed on December 21, 2005)

10(rr) Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 of Solutia's Form 8-K filed on February 21, 2006)

10(ss) Debtors' Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed on February 21, 2006)

10(tt)   Revised Exhibit D to Debtors' Disclosure Statement Pursuant to
         Section 1125 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 of Solutia's Form 8-K filed on February 27, 2006)

11 Omitted--Inapplicable; see "Statement of Consolidated Operations" on page 57.

-----------------------------
(2) Confidentiality has been requested for a portion of this exhibit.

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

23(c)    Consent of Independent Auditors

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

31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

32(b)    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

99.1 Solutia's Categorical Independence Standards for Non-Employee Directors (incorporated by reference to Exhibit 99 of Solutia's Form 10-K for the year ended December 31, 2004)

99.2     Combined Financial Statements of Flexsys Group

                                                        SCHEDULE II

                                                       SOLUTIA INC.

                                             VALUATION AND QUALIFYING ACCOUNTS
                                   FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                  (Dollars in Millions)

                      COLUMN A                     COLUMN B             COLUMN C                  COLUMN D     COLUMN E
        -------------------------------------   -------------  ----------------------------    ------------- -------------

                                                                        Additions
                                                               ----------------------------
                                                 Balance at     Charged to       Charged to                   Balance at
                                                beginning of    costs and          other                        end of
                    Description                     year         expenses         accounts       Deductions     period
        -------------------------------------   ------------   -------------    -----------    ------------- ------------
YEAR ENDED DECEMBER 31, 2005

        Valuation accounts for doubtful
          receivables                               $ 11           $  5            $ (9)           $  -            $  7

        Restructuring reserves                        17             28               -              41               4

YEAR ENDED DECEMBER 31, 2004

        Valuation accounts for doubtful
          receivables                               $ 14           $  2            $ (5)           $  -            $ 11

        Restructuring reserves                        18             22               -              23              17

YEAR ENDED DECEMBER 31, 2003

        Valuation accounts for doubtful
          receivables                               $ 16           $  5            $ (7)           $  -            $ 14

        Restructuring reserves                         4             56               -              42              18