Form 10-K/A
period 2005-12-31
SOLUTIA INC
filed 2006-03-31
CIK 1043382

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2005
                         ---------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________

  Commission file number   001-13255
                        ----------------------------------------------

                                SOLUTIA INC.
             --------------------------------------------------
           (Exact name of registrant as specified in its charter)

                     Delaware                             43-1781797
        ---------------------------------           ----------------------
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

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.  [ ] Yes     [X] No

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

                              Explanatory Note

         This Amendment No. 1 to Form 10-K for the year ended December 31, 2005 (this "Amendment"), originally filed with the Securities and Exchange Commission on March 15, 2006 (the "Original Filing"), is being filed solely to incorporate the consolidated balance sheets of Siratsa LLC and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in members equity (deficit), and cash flows for the years ended December 31, 2005, 2004 and 2003, as required by Rule 3-09 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission ("SEC") relating to the form and content of financial statements filed with the SEC.

         As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed with this Amendment.

         Except as expressly stated herein, no changes have been made to the Original Filing. Except as expressly stated herein, this Amendment does not update any of the disclosures contained in the Original Filing to reflect any events that occurred after the date of the Original Filing. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

         (a) Documents filed as part of this Form 10-K/A:

         1. Financial Statements--See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 54 of Solutia's Form 10-K as filed with the Securities and Exchange Commission on March 15, 2006.

         2. The following supplemental schedule for the years ended December 31, 2005, 2004 and 2003 has been filed with Solutia's Form 10-K as filed with the Securities and Exchange Commission on March 15, 2006:

                           II--Valuation and Qualifying Accounts

         3. Exhibits--See the Exhibit Index beginning at page 5 of this Form 10-K/A. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(a) and 10(d) through 10(y) on the Exhibit Index. The following exhibits listed in the
                  Exhibit Index are filed with this Form 10-K/A:



                  23(d)    Consent of Independent Registered Public Accounting
                           Firm
                  31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
                  32(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
                  99.3     Consolidated Financial Statements of Siratsa LLC

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

Dated: March 31, 2006

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

4(b) Amendment to the Rights Agreement (incorporated by reference to Exhibit 4.4 of Solutia's Registration Statement on Form S-3 (333-75812) filed December 21, 2001)

4(c) Indenture dated as of October 1, 1997, between Solutia Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to
         Exhibit 4.1 of Solutia's Form 10-Q for the quarter ended
         September 30, 1997)

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

10(v) Agreement by and between Solutia Inc. and James R. Voss, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended June 30, 2005)

10(w) Agreement by and between Solutia Inc. and Jonathon P. Wright, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.2 of Solutia's Form 10-Q for the quarter ended June 30, 2005)

10(x) Form of Retention Agreement between Solutia Inc. and Key Employees (incorporated by reference to Exhibit 10(bb) of Solutia's Form 10-K for the year ended December 31, 2004)

*10(y) Form of Agreement by and between Solutia Inc., CPFilms, Inc. and Kent J. Davies

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

10(dd) Financing Agreement, dated as of January 16, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors and debtors-in-possession, as Borrowers, certain subsidiaries of Solutia Inc. listed as a Guarantor, as debtors and debtors-in-possession, as Guarantors, the lenders from time to time party thereto, as Lenders, Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Documentation Agent (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed January 23,
         2004)

10(ee) Amendment No. 1 to Financing Agreement and Waiver, dated as of March 1, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc., as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent (incorporated by reference to Exhibit 10(y) of Solutia's Form 10-K for the year ended December 31, 2004)

10(ff) Amendment No. 2 to Financing Agreement and Waiver dated as of July 20, 2004 by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc. as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent (incorporated by reference to Exhibit 10(f) of Solutia's Form 10-Q for the quarter ended June 30, 2004)

10(gg) Amendment No. 3 to the $525,000,000 Debtor-in-Possession Financing Agreement dated January 16, 2004 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed July 27, 2005)

10(hh) Waiver and Consent dated as of October 31, 2005 by and among Solutia, Solutia Business Enterprises, Inc., each subsidiary of Solutia listed on the signature pages thereto, the lenders party thereto, Citicorp USA, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed December 5, 2005)

10(ii) Fiscal Agency Agreement, dated February 11, 2004, among Solutia Europe S.A./N.V., Kredietbank S.A. Luxembourgeoise, as fiscal agent and paying agent, and KBC Bank N.V., as principal paying agent (incorporated by reference to Exhibit 99.3 of Solutia's Form 8-K filed on February 23, 2004)

10(jj) Amendment No. 1 to the Fiscal Agency Agreement and Terms and Conditions of Notes dated as of November 9, 2004 (incorporated by reference to Exhibit 99.1 of Solutia's Form 8-K filed November 16,
         2004)

10(kk) Collateral Agency Agreement, dated February 11, 2004, among KBC Bank N.V., as Collateral Agent, Solutia Europe S.A./N.V., and the Subsidiary Guarantors (incorporated by reference to Exhibit 99.4 of Solutia's Form 8-K filed on February 23, 2004)

10(ll) Counterpart to the Collateral Agency Agreement dated March 4, 2004 (incorporated by reference to Exhibit 99.8 of Solutia's Form 8-K filed on March 11, 2004)

10(mm) Agreement, made as of December 30, 2004, by and among Cytec Industries Inc., Solutia Inc., UCB SA, Solutia Canada, Inc., Surface Specialties, Inc. and Surface Specialties S.A.(2) (incorporated by reference to Exhibit 10(nn) of Solutia's Form 10-K for the year ended December 31, 2004)

10(nn) Asset Purchase Agreement by and among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc. dated as of September 1, 2005 (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended September 30, 2005)

10(oo) Toll Manufacturing Agreement by and between Solutia Inc. and Phosphorus Derivatives Inc. dated November 4, 2005 (incorporated by reference to Exhibit 10.2 of Solutia's Form 10-Q for the quarter ended September 30, 2005)

10(pp) Owners Agreement by and between Solutia Inc. and FMC Corporation dated as of September 1, 2005 (incorporated by reference to Exhibit
         10.3 of Solutia's Form 10-Q for the quarter ended September 30,
         2005)

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

11 Omitted--Inapplicable; see "Statement of Consolidated Operations" on page 57 of Solutia's Form 10-K for the year ended December 31, 2005.

-----------------------------
(2) Confidentiality has been requested for a portion of this exhibit.

*12      Computation of the Ratio of Earnings to Fixed Charges

 14 Solutia Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Item 14 of Solutia's Form 10-K for the year ended December 31, 2003)

 16      Omitted--Inapplicable

 18      Omitted--Inapplicable

*21      Subsidiaries of the Registrant

 22      Omitted--Inapplicable

*23(a)   Consent of Independent Registered Public Accounting Firm

*23(b)   Consent of Independent Registered Public Accounting Firm

*23(c)   Consent of Independent Auditors

 23(d)   Consent of Independent Registered Public Accounting Firm

*24(a)   Powers of Attorney

*24(b) Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney

 31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32(a)   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32(b)   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

*99.1    Solutia's Categorical Independence Standards for Non-Employee
         Directors

*99.2    Combined Financial Statements of Flexsys Group

 99.3    Combined Financial Statements of Siratsa LLC

---------------------------
*Previously filed with Solutia's Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

(d)      Financial Statements Schedules

Separate Financial Statements of Subsidiaries Not Consolidated.

         The consolidated financial statements of Siratsa LLC and subsidiaries for the periods ending as of December 31, 2005, 2004 and 2003 have been filed as Exhibit 99.3 to this Form 10K/A pursuant to Rule 3-09 of Regulation S-X.