Form 10-Q
period 2006-03-31
SOLUTIA INC
filed 2006-05-01
CIK 1043382

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q

         (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER    [ ]                      ACCELERATED FILER [X]
NON-ACCELERATED FILER:     [ ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

[ ] YES  [X] NO

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                       OUTSTANDING AT
             CLASS                                     MARCH 31, 2006
             -----                                     --------------

COMMON STOCK, $0.01 PAR VALUE                        104,459,578 SHARES
-----------------------------                        ------------------

==============================================================================

                                PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        SOLUTIA INC.
                                   (DEBTOR-IN-POSSESSION)

                            CONSOLIDATED STATEMENT OF OPERATIONS
                 (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                         (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                               ---------
                                                                           2006         2005
                                                                           ----         ----

NET SALES......................................................           $  700       $  733
Cost of goods sold.............................................              619          626
                                                                          ------       ------
GROSS PROFIT...................................................               81          107
Marketing expenses.............................................               34           33
Administrative expenses........................................               23           24
Technological expenses.........................................               12           11
                                                                          ------       ------
OPERATING INCOME ..............................................               12           39
Equity earnings from affiliates................................               10           14
Interest expense (a)...........................................              (23)         (22)
Other income, net .............................................                3            2
Loss on debt modification .....................................               (8)          --
Reorganization items, net .....................................              (14)          (5)
                                                                          ------       ------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE........................              (20)          28
Income tax expense.............................................                2            7
                                                                          ------       ------
NET INCOME (LOSS)..............................................           $  (22)      $   21
                                                                          ======       ======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE....................           $(0.21)      $ 0.20
                                                                          ======       ======

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING..........            104.5        104.5
                                                                           =====        =====

(a) Excludes unrecorded contractual interest expense of $8 in 2006 and 2005.

See accompanying Notes to Consolidated Financial Statements.

                                              SOLUTIA INC.
                                        (DEBTOR-IN-POSSESSION)

                        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                        (DOLLARS IN MILLIONS)
                                             (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                      ---------
                                                                               2006              2005
                                                                               ----              ----
NET INCOME (LOSS)....................................................         $  (22)            $  21
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.....................................              2                (5)
Net unrealized loss on derivative instruments........................             (1)               --
                                                                              ------             -----
COMPREHENSIVE INCOME (LOSS)..........................................         $  (21)            $  16
                                                                              ======             =====

See accompanying Notes to Consolidated Financial Statements.

                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)

                                                                                       MARCH 31,          December 31,
                                                                                         2006                 2005
                                                                                         ----                 ----
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................................................              $   342              $   107
Trade receivables, net of allowances of $7 in 2006 and 2005...............                  291                  253
Miscellaneous receivables ................................................                   79                   96
Inventories...............................................................                  302                  267
Prepaid expenses and other assets.........................................                   35                   35
                                                                                        -------              -------
TOTAL CURRENT ASSETS......................................................                1,049                  758
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
     $2,575 in 2006 and $2,548 in 2005....................................                  809                  804
INVESTMENTS IN AFFILIATES.................................................                  200                  205
GOODWILL..................................................................                   89                   76
IDENTIFIED INTANGIBLE ASSETS, net ........................................                   39                   35
OTHER ASSETS..............................................................                  108                  106
                                                                                        -------              -------
TOTAL ASSETS..............................................................              $ 2,294              $ 1,984
                                                                                        =======              =======

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable .........................................................              $   209              $   222
Accrued liabilities ......................................................                  236                  240
Short-term debt ..........................................................                  650                  300
                                                                                        -------              -------
TOTAL CURRENT LIABILITIES ................................................                1,095                  762
LONG-TERM DEBT ...........................................................                  251                  247
OTHER LIABILITIES ........................................................                  269                  253
                                                                                        -------              -------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................                1,615                1,262

LIABILITIES SUBJECT TO COMPROMISE ........................................                2,154                2,176

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
   Issued: 118,400,635 shares in 2006 and 2005............................                    1                    1
   Additional contributed capital.........................................                   56                   56
   Treasury stock, at cost (13,941,057 shares in 2006 and 2005)...........                 (251)                (251)
Net deficiency of assets at spin-off......................................                 (113)                (113)
Accumulated other comprehensive loss......................................                  (92)                 (93)
Accumulated deficit.......................................................               (1,076)              (1,054)
                                                                                        -------              -------
TOTAL SHAREHOLDERS' DEFICIT...............................................               (1,475)              (1,454)
                                                                                        -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............................              $ 2,294              $ 1,984
                                                                                        =======              =======


See accompanying Notes to Consolidated Financial Statements.

                                                 SOLUTIA INC.
                                           (DEBTOR-IN-POSSESSION)

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (DOLLARS IN MILLIONS)
                                                (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                             ---------
                                                                                       2006            2005
                                                                                       ----            ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 OPERATING ACTIVITIES:
  Net income (loss)............................................................       $  (22)         $   21
  Adjustments to reconcile to Cash From Operations:
         Depreciation and amortization.........................................           29              30
         Amortization of deferred credits......................................           (2)             (2)
         Deferred income taxes.................................................           (1)              3
         Equity earnings from affiliates, net..................................          (10)            (14)
         Restructuring expenses and other charges..............................           18              --
         Changes in assets and liabilities:
              Income taxes payable.............................................            3             (17)
              Trade receivables................................................          (38)            (11)
              Inventories......................................................          (29)            (24)
              Accounts payable.................................................           (1)             (5)
              Liabilities subject to compromise................................          (22)            (14)
              Other assets and liabilities.....................................           10             (37)
                                                                                      ------          ------
CASH USED IN OPERATIONS........................................................          (65)            (70)
                                                                                      ------          ------

INVESTING ACTIVITIES:
Property, plant and equipment purchases........................................          (25)            (14)
Acquisition, net of cash acquired..............................................          (16)             --
                                                                                      ------          ------
CASH USED IN INVESTING ACTIVITIES..............................................          (41)            (14)
                                                                                      ------          ------

FINANCING ACTIVITIES:
Net change in short-term debt obligations......................................          350              20
Net change in cash collateralized letters of credit............................           --              15
Deferred debt issuance costs...................................................           (9)             --
                                                                                      ------          ------
CASH PROVIDED BY FINANCING ACTIVITIES..........................................          341              35
                                                                                      ------          ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................          235             (49)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..............................................................          107             115
                                                                                      ------          ------
END OF PERIOD..................................................................       $  342          $   66
                                                                                      ======          ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for reorganization items.........................................       $  (14)         $  (12)
                                                                                      ======          ======


See accompanying Notes to Consolidated Financial Statements.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


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

         Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation, a wholly-owned subsidiary of Pfizer, Inc. ("Pharmacia")). On September 1, 1997, Pharmacia distributed all of the outstanding shares of common stock of Solutia as a dividend to Pharmacia stockholders (the "Solutia Spinoff"). As a result of the Solutia Spinoff, on September 1, 1997, Solutia became an independent publicly held company and its operations ceased to be owned by Pharmacia. A net deficiency of assets of $113 resulted from the Solutia Spinoff.

Bankruptcy Proceedings

Overview
--------

         On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Cases") in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

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

         Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the Chapter 11 filing, orders sufficient to enable Solutia to conduct normal business activities, including the approval of Solutia's DIP financing, have been entered by the Bankruptcy Court. While Solutia is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the Bankruptcy Court.

         On January 16, 2004, pursuant to authorization from the Bankruptcy Court, Solutia entered into a $525 DIP credit facility. This DIP facility consists of (i) a $50 multiple draw term loan; (ii) a $300 single draw term loan, which was drawn in full on the effective date of the facility; and
(iii) a $175 borrowing-based revolving credit facility, which includes a $150 letter of credit subfacility. The DIP credit facility was subsequently amended on March 1, 2004, July 20, 2004 and June 1, 2005. A fourth amendment was entered into on March 17, 2006, with Bankruptcy Court approval. The fourth amendment, among other things, (i) increased the DIP facility from $525 to $825; (ii) extended the term of the DIP facility from June 19, 2006 to March 31, 2007; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; (vi) allowed

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


refinancing of, and certain amendments to, Solutia Europe S.A./N.V.'s outstanding Euronotes; and (vii) amended certain financial and other covenants. The fourth amendment also contains a number of other modifications required to make the remaining terms of the DIP facility consistent with the amendments set forth above.

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

         On February 14, 2006, the Debtors filed with the Bankruptcy Court their Joint Plan of Reorganization (the "Plan") and Disclosure Statement (the "Disclosure Statement"). The Plan and Disclosure Statement along with the Relationship Agreement (as defined below) and the Retiree Settlement Agreement, entered into among Solutia, the Official Committee of Unsecured Creditors (the "Unsecured Creditors' Committee") and Official Committee of Retirees appointed in the Debtors' Chapter 11 Cases (the "Retirees' Committee"), Monsanto, certain retirees and the other parties thereto (the "Retiree Settlement"), set forth the terms of a global settlement (the "Global Settlement") between Solutia, the Unsecured Creditors' Committee, the Retirees' Committee, Monsanto Company ("Monsanto") and Pharmacia. The Global Settlement provides for, among other things, the reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and the treatment various constituencies in the Chapter 11 Cases will receive under the Plan. The Disclosure Statement contains a description of the events that led up to the Debtors' bankruptcy filings, the actions the Debtors' have taken to improve their financial situation while in bankruptcy and a current description of the Debtors' businesses. The reallocation of liabilities between Solutia and Monsanto is set forth in a Relationship Agreement (the "Relationship Agreement") to be entered into between Solutia and Monsanto upon confirmation of the Plan. The Relationship Agreement was filed with the Bankruptcy Court on February 14, 2006 as an exhibit to the Plan.

         Solutia also issued a press release on February 14, 2006 announcing the filing of the Plan and Disclosure Statement with the Bankruptcy Court. The press release was furnished to the Securities and Exchange Commission in a Form 8-K filing on February 14, 2006. The Plan, including the Relationship Agreement and Retiree Settlement Agreement, and the Disclosure Statement were furnished as exhibits to a Form 8-K filed on February 21, 2006.

         The Plan, which incorporates the Relationship Agreement and Retiree Settlement, is subject to approval by the Bankruptcy Court in accordance with the Bankruptcy Code as well as various other conditions and contingencies, some of which are not within the control of Solutia, and therefore are subject to change and are not binding upon any party. The Disclosure Statement remains subject to change pending a hearing in the Bankruptcy Court to consider the legal adequacy of the Disclosure Statement. Once the Disclosure Statement is approved by the Bankruptcy Court, it will be distributed to all constituencies entitled to vote on the Plan. Solutia cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court, or any disclosure statement ultimately approved by the Bankruptcy Court, will be consistent with the terms of the Plan and Disclosure Statement. A hearing to approve the Disclosure Statement is expected to be held before the Honorable Prudence Carter Beatty, United States Bankruptcy Judge, in Room 701 of the Bankruptcy Court, Alexander Hamilton Custom House, One Bowling Green, New York, New York, 10004-1408, on June 7, 2006, or as soon thereafter as the Debtors may be heard.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


         If confirmed, the Plan will provide Solutia with significant relief from the Legacy Liabilities Solutia was required to assume in the Solutia Spinoff. These Legacy Liabilities included: (1) retiree medical, retiree life insurance and retiree disability benefits ("Retiree Welfare Benefits") for those individuals who retired or became disabled prior to the Solutia Spinoff ("Pre-Spin Retirees"); (2) environmental remediation costs related to activities of the chemicals business of Pharmacia that occurred prior to the Solutia Spinoff; and (3) toxic tort litigation costs relating to chemical exposure associated with the activities of Pharmacia that occurred prior to the Solutia Spinoff.

         Under the Plan, Solutia would emerge from bankruptcy as an independent publicly held company ("reorganized Solutia"). The Plan provides for $250 of new investment in reorganized Solutia. This new investment will be in the form of a rights offering to certain unsecured creditors, who will be given the opportunity to purchase 22.7 percent of the common stock in reorganized Solutia. Monsanto will backstop the rights offering, meaning it will commit to purchase up to the entire $250 of stock, to the extent the stock is not purchased by eligible unsecured creditors in the rights offering.

         Of this $250 new investment, $175 would be set aside in a Voluntary Employees' Beneficiary Association ("VEBA") Retiree Trust to fund the Retiree Welfare Benefits for those Pre-Spin Retirees who receive these benefits from Solutia, and $50 would be used to fund reorganized Solutia's environmental remediation commitments in Anniston, Alabama and Sauget, Illinois, as described below. The remaining $25 would be available for reorganized Solutia to pay any of the Legacy Liabilities that it is retaining.

         Under the Plan and Relationship Agreement, as between Monsanto and Solutia, Monsanto would be responsible, with certain exceptions, for all current and future tort litigation costs arising from the conduct of Pharmacia's chemical business prior to the Solutia Spinoff, including litigation arising from exposure to polychlorinated biphenyls ("PCBs") and other chemicals. In addition, Monsanto would accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility as part of the Solutia Spinoff but which were never owned or operated by Solutia. These include more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto would share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. Under this cost-sharing mechanism, the first $50 would be paid from the proceeds of the rights offering (as described above), Monsanto would pay the next $50 (less amounts it has paid for remediation at these sites during the Chapter 11 Cases, which totaled over $30 as of January 31,
2006), Solutia would be responsible for the next $325 in costs, and any further costs would be shared equally between Solutia and Monsanto. Under certain circumstances, Solutia would be able to defer paying a portion of its shared responsibility with respect to the Anniston and Sauget sites in excess of $30 in any calendar year, up to $25 in the aggregate. Any deferred amounts would be paid by Monsanto, but subject to repayment by Solutia at a later date. The Plan and Relationship Agreement provide that Solutia will continue to pay its annual installment and education fund obligations relating to the August 2003 Anniston PCBs settlement and education fund obligations relating to the Anniston Partial Consent Decree (as described in Note 9).

         The Plan incorporates the terms of the Retiree Settlement Agreement, which was negotiated with the Retirees' Committee, which represents more than 23,000 former employees of Pharmacia and Solutia and their dependents. Although the Retiree Settlement Agreement includes benefit modifications, the Plan, through the $175 from the rights offering that will be allocated to the VEBA Trust, provides significant current funding which will greatly improve Solutia's ability to meet these benefit obligations going forward. Under the Retiree Settlement Agreement, retirees will retain certain company-provided medical benefits, although the cost to retirees for such benefits will increase. Many retirees will retain their company-provided life insurance benefits, although some will experience a reduction in the benefit provided. The Retiree Settlement Agreement also maintains Solutia's rights according to a separate 2001 settlement and a post-settlement retiree medical plan, under which Solutia intends to make certain changes on or after the effective date of the Plan, including the elimination of company-provided medical benefits for certain groups of retirees that also are eligible for Medicare coverage.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


         In consideration of the benefit modifications being accepted by retirees pursuant to the Retiree Settlement Agreement, the Plan contemplates that the retirees would receive an allowed unsecured claim in the aggregate amount of $35 in Solutia's bankruptcy case. The common stock in reorganized Solutia received on account of this claim would be deposited in the VEBA Trust and used to pay Retiree Welfare Benefits. This deposit would be in addition to the $175 that would be contributed to the VEBA Trust from the proceeds of the rights offering. The VEBA Trust would be a bankruptcy-remote entity and would be managed by an independent trustee.

         The Plan also provides for the assumption and extension of certain commercial and operating agreements between Solutia and Monsanto. The Plan seeks a release for Monsanto and Pharmacia from certain pre-Solutia Spinoff liabilities, including those related to Retiree Welfare Benefits.

         In the Disclosure Statement, Solutia estimated that the amount of allowed general unsecured claims in its Chapter 11 case will be approximately $800 to $1,000, the enterprise value of reorganized Solutia will be approximately $2,000 to $2,300 and the reorganization equity value of reorganized Solutia will be approximately $700 to $1,100. However, these amounts are estimates and it is possible that the actual general unsecured claims pool, enterprise value and equity value of reorganized Solutia will be outside of these estimated ranges.

         The Plan contains details regarding how the claims of each class of creditors and interest holders will be treated. The Plan provides for repayment of Solutia's secured debt and debtor-in-possession financing from an exit financing package to be arranged by Solutia and does not require termination of Solutia's pension plans. In consideration for its contributions under the Plan, resolution of its claim in the Chapter 11 Cases and the settlement of ongoing and potential litigation, among other things, Monsanto would receive common stock in reorganized Solutia. If Monsanto is required to make the full new money investment under the rights offering, Monsanto's equity interest in reorganized Solutia is expected to range from approximately 45 percent to 49 percent, depending on the actual amount of allowed general unsecured claims. The holders of allowed general unsecured claims would receive the remainder of the common stock in reorganized Solutia, as described below.

         Based on the mid-point of the equity value of reorganized Solutia described above, the Plan provides for distributions of common stock in reorganized Solutia to holders of allowed unsecured claims in an amount estimated at between 48 percent and 56 percent of their allowed claims. However, this is only an estimated range of recoveries. Solutia is unable to predict precisely what recovery the Plan will provide to these holders of unsecured claims or how any potential modifications to the Plan will impact these recoveries. Therefore, actual recoveries may be materially different from these estimates. Furthermore, the equity interests received by holders of allowed unsecured claims will be subject to dilution as a result of the incentive stock option plan that is expected to be adopted by Solutia pursuant to the Plan. The ultimate ownership interests in reorganized Solutia held by Monsanto and other holders of unsecured claims will depend on, among other factors, the amount of allowed unsecured claims in the bankruptcy case and the number of rights exercised by unsecured creditors in the rights offering.

         The Plan does not provide for distributions to the holders of Solutia's existing equity. Under the Plan, Solutia's existing shares of common stock, as well as options and warrants to purchase its common stock, would be cancelled and holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, would receive no consideration for that stock or those options and warrants. Although the Plan does not provide for any distributions to holders of Solutia's existing equity, the Official Committee of Equity Security Holders in Solutia's bankruptcy case has filed a complaint against Pharmacia and Monsanto, and an objection to the proofs of claim filed by Monsanto and Pharmacia in Solutia's bankruptcy, arguing that holders of Solutia's existing equity are entitled to distribution on the basis of several legal theories.

         In order to exit Chapter 11, Solutia must propose and confirm a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. As provided by the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The Bankruptcy Court has subsequently approved several extensions of the exclusivity period, the most recent of which is set to expire on October 10, 2006.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


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

Basis of Presentation
---------------------

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Solutia's 2005 Annual Report on Form 10-K ("2005 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") on March 15, 2006.

         The consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. Continuation of the Company as a going concern is contingent upon, among other things, Solutia's ability (i) to comply with the terms and conditions of its DIP financing; (ii) to obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and
(v) to obtain financing sources to meet the Company's future obligations. These matters create uncertainty about the Company's ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, a confirmed plan of reorganization could materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

         The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited consolidated financial statements. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications of prior year's financial information have been made to conform to the 2006 presentation.

Condensed Consolidating Financial Statements
--------------------------------------------

         Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and March 31, 2005 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

                                                SOLUTIA INC.
                                           (DEBTOR-IN-POSSESSION)

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)


         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                  Solutia and     Solutia and
                                                Subsidiaries in      not in                       Subsidiaries
                                                Reorganization   Reorganization    Eliminations   Consolidated
                                                --------------   --------------    ------------   ------------

NET SALES.................................          $ 557            $ 250            $(107)         $ 700
Cost of goods sold........................            517              215             (113)           619
                                                --------------------------------------------------------------
GROSS PROFIT..............................             40               35                6             81

Marketing, administrative and
 technological expenses...................             53               16               --             69
                                                --------------------------------------------------------------
OPERATING INCOME (LOSS)...................            (13)              19                6             12

Equity earnings (loss) from affiliates....             25               (1)             (14)            10
Interest expense..........................            (18)              (5)              --            (23)
Other income, net.........................              8                1               (6)             3
Loss on debt modification.................             (8)              --               --             (8)
Reorganization items, net.................            (14)              --               --            (14)
                                                --------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE ..            (20)              14              (14)           (20)

Income tax expense .......................              2                1               (1)             2
                                                --------------------------------------------------------------
NET INCOME (LOSS).........................          $ (22)           $  13            $ (13)         $ (22)
                                                ==============================================================


         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                  Solutia and     Solutia and
                                                Subsidiaries in      not in                       Subsidiaries
                                                Reorganization   Reorganization    Eliminations   Consolidated
                                                --------------   --------------    ------------   ------------

NET SALES.................................          $ 593            $ 243            $(103)         $ 733
Cost of goods sold........................            536              202             (112)           626
                                                --------------------------------------------------------------
GROSS PROFIT..............................             57               41                9            107

Marketing, administrative and
 technological expenses...................             52               16               --             68
                                                --------------------------------------------------------------
OPERATING INCOME..........................              5               25                9             39

Equity earnings (loss) from affiliates....             32               (1)             (17)            14
Interest expense..........................            (16)              (6)              --            (22)
Other income, net.........................              6                2               (6)             2
Reorganization items, net.................             (5)              --               --             (5)
                                                --------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE .........             22               20              (14)            28

Income tax expense .......................              1                6               --              7
                                                --------------------------------------------------------------
NET INCOME................................           $ 21            $  14            $ (14)         $  21
                                                ==============================================================




                                                SOLUTIA INC.
                                           (DEBTOR-IN-POSSESSION)

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)


                        CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2006

                                                  Solutia and     Solutia and
                                                Subsidiaries in      not in                       Subsidiaries
                                                Reorganization   Reorganization    Eliminations   Consolidated
                                                --------------   --------------    ------------   ------------

ASSETS
Current assets.................................    $   710            $ 428           $ (89)        $ 1,049
Property, plant and equipment, net.............        665              144              --             809
Investment in subsidiaries and affiliates......        429              214            (443)            200
Goodwill and identified intangible assets, net         100               28              --             128
Other assets...................................         62               46              --             108
                                                --------------------------------------------------------------
   TOTAL ASSETS................................    $ 1,966            $ 860           $(532)        $ 2,294
                                                ==============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities............................    $ 1,086            $ 184           $(175)        $ 1,095
Long-term debt.................................         --              251              --             251
Other liabilities..............................        201               68              --             269
                                                --------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE....      1,287              503            (175)          1,615

LIABILITIES SUBJECT TO COMPROMISE..............      2,154               --              --           2,154

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)...........     (1,475)             357            (357)         (1,475)
                                                --------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT) ....................................    $ 1,966            $ 860           $(532)        $ 2,294
                                                ==============================================================



                       CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

                                                  Solutia and     Solutia and
                                                Subsidiaries in      not in                       Subsidiaries
                                                Reorganization   Reorganization    Eliminations   Consolidated
                                                --------------   --------------    ------------   ------------

ASSETS
Current assets................................     $   448            $ 383           $ (73)        $   758
Property, plant and equipment, net............         674              130              --             804
Investment in subsidiaries and affiliates.....         387              213            (395)            205
Goodwill and identified intangible assets, net         100               11              --             111
Other assets..................................          62               44              --             106
                                                --------------------------------------------------------------
   TOTAL ASSETS...............................     $ 1,671            $ 781           $(468)        $ 1,984
                                                ==============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities...........................     $   749            $ 170           $(157)        $   762
Long-term debt................................          --              247              --             247
Other liabilities.............................         200               53              --             253
                                                --------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...         949              470            (157)          1,262

LIABILITIES SUBJECT TO COMPROMISE.............       2,176               --              --           2,176

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..........      (1,454)             311            (311)         (1,454)
                                                --------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)....................................     $ 1,671            $ 781           $(468)        $ 1,984
                                                ==============================================================




                                                SOLUTIA INC.
                                           (DEBTOR-IN-POSSESSION)

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)


         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                  Solutia and     Solutia and
                                                Subsidiaries in      not in                       Subsidiaries
                                                Reorganization   Reorganization    Eliminations   Consolidated
                                                --------------   --------------    ------------   ------------

Net Cash Provided by (Used in) Operating
 Activities.................................        $(84)              $ 19            $--           $(65)
Net Cash Used in Investing Activities.......         (39)                (2)            --            (41)
Net Cash Provided by Financing Activities...         338                  3             --            341
                                                --------------------------------------------------------------
Net Increase in Cash and Cash Equivalents...         215                 20             --            235

Cash and Cash Equivalents:
  Beginning of year.........................          18                 89             --            107
                                                --------------------------------------------------------------
  End of period.............................        $233               $109            $--           $342
                                                ==============================================================

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                  Solutia and     Solutia and
                                                Subsidiaries in      not in                       Subsidiaries
                                                Reorganization   Reorganization    Eliminations   Consolidated
                                                --------------   --------------    ------------   ------------

Net Cash Provided by (Used in) Operating
 Activities.................................        $(75)              $  5            $--           $(70)
Net Cash Used in Investing Activities.......         (11)                (3)            --            (14)
Net Cash Provided by (Used in) Financing
 Activities.................................          43                 (8)            --             35
                                                --------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents...         (43)                (6)            --            (49)

Cash and Cash Equivalents:
  Beginning of year.........................          50                 65             --            115
                                                --------------------------------------------------------------
  End of period.............................        $  7               $ 59            $--           $ 66
                                                ==============================================================

2.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

         Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as a debtor-in-possession. These estimated claims are reflected in the Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of March 31, 2006 and December 31, 2005 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations with claimants, rejection or assumption of executory contracts, determination of value of any collateral securing claims, reconciliation of proofs of claim or other events.

         Solutia has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses;
(vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of March 31, 2006 and December 31, 2005, as applicable.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


         The amounts subject to compromise consisted of the following items:

                                                                    MARCH 31,       DECEMBER 31,
                                                                      2006              2005
                                                                      ----              ----
Postretirement benefits (a)...............................           $1,078            $1,098
Litigation reserves (b)...................................              136               136
Accounts payable (c)......................................              116               118
Environmental reserves (d)................................               82                82
Other miscellaneous liabilities...........................               74                74

6.72% debentures due 2037(e)..............................              150               150
7.375% debentures due 2027(e).............................              300               300
11.25% notes due 2009 (f).................................              223               223
Other (g).................................................               43                43
                                                                     ------            ------
                                                                        716               716
Unamortized debt discount and debt issuance costs.........              (48)              (48)
                                                                     ------            ------
     TOTAL DEBT SUBJECT TO COMPROMISE.....................              668               668
                                                                     ------            ------

TOTAL LIABILITIES SUBJECT TO COMPROMISE...................           $2,154            $2,176
                                                                     ======            ======

(a) Postretirement benefits include Solutia's domestic (i) qualified pension plan liabilities of $494 and $501 as of March 31, 2006 and December 31, 2005, respectively; (ii) non-qualified pension plan liabilities of $19 as of both March 31, 2006 and December 31, 2005; and (iii) other postretirement benefits liabilities of $565 and $578 as of March 31, 2006 and December 31, 2005, respectively. Pursuant to a bankruptcy court order, Solutia made payments with respect to other postretirement obligations of approximately $21 in the three months ended March 31, 2006. Solutia also made a $9 contribution to its pension plan pursuant to IRS funding requirements in the three months ended March 31, 2006.

(b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of March 31, 2006 and December 31, 2005.

(c) Pursuant to bankruptcy court orders, Solutia settled certain accounts payable liabilities subject to compromise in the first quarter 2006.

(d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. See Note 9 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.

(e) While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the three months ended March 31, 2006 was approximately $8.

(f) Pursuant to a bankruptcy court order, Solutia is required to continue payments of the contractual interest on its 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code; provided, however, that Solutia's official committee of unsecured creditors (the "Creditors' Committee") has the right at any time, and Solutia has the right at any time after the payment of the contractual interest due in July 2005, to seek to terminate Solutia's obligation to continue making the interest payments. Solutia or the Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after a showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and whether that value is decreasing during the course of Solutia's bankruptcy case. The amount of contractual interest paid with respect to these notes was approximately $13 in the three months ended March 31, 2006, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of March 31, 2006 and December 31, 2005.

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

     Reorganization Items, net

         Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         Reorganization items, net consisted of the following items:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                          ---------
                                                                                 2006                 2005
                                                                                 ----                 ----

         Professional fees (a).....................................             $  (12)              $  (11)
         Severance and employee retention costs (b)................                 (2)                  (6)
         Adjustments to allowed claim amounts (c)..................                  2                  (11)
         Settlements of pre-petition claims (d)....................                 --                   29
         Other ....................................................                 (2)                  (6)
                                                                                ------               ------
         TOTAL REORGANIZATION ITEMS, NET...........................             $  (14)              $   (5)
                                                                                ======               ======

(a) Professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings.

(b) Expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court.

(c) Adjustments to record certain pre-petition claims at estimated amounts of the allowed claims.

(d) Represents the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded.

3. STOCK OPTION PLANS

         Solutia has two stock-based incentive plans under which awards are available for grants to officers and employees; the Solutia Inc. 2000 Stock-Based Incentive Plan ("2000 Plan") and the Solutia Inc. 1997 Stock-Based Incentive Plan ("1997 Plan"). The 2000 Plan authorizes up to 5,400,000 shares and the 1997 Plan up to 7,800,000 shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option granted may not exceed 10 years. At March 31, 2006, approximately 2,084,060 shares from the 2000 Plan and 1,769,484 shares from the 1997 Plan remained available for grants.

         During the first quarter of 2006, no options were granted to current executive officers and other senior executives as a group, or to other employees. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 3,011,000, and those to other employees totaled 10,016,592, through March 31, 2006. The options granted to Solutia's executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

         The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's board of directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At March 31, 2006, 25,174 shares of Solutia's common stock remained available for grants under the plan. There were no options or deferred shares granted in the first quarter of 2006 as all non-employee director compensation is now paid in cash.

         As of January 1, 2006, Solutia adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Additionally, Solutia believes that its plan of reorganization will provide for cancellation of its existing shares of common stock, as well as options and warrants to purchase its common stock, and that it is unlikely that holders of options to purchase Solutia's common stock will receive any consideration for those options in such a plan of reorganization.

         There were no options granted or exercised during the three months ended March 31, 2006. Accordingly, no compensation cost with respect to such activities was recognized in the Statement of Consolidated Operations in the three months ended March 31, 2006. However, to the extent that the remaining service periods of unvested options granted prior to January 1, 2006 extend past the adoption date of SFAS No. 123(R), the residual unamortized fair value originally calculated for footnote disclosures required under SFAS No. 123, net of estimated forfeitures, is now recognized on a straight-line basis over such remaining periods. Compensation cost and all related effects within the Statement of Consolidated Operations and Statement of Consolidated Cash Flows associated with these unvested options was less than $1 during the three months ended March 31, 2006. Additionally, there was less than $1 of total unrecognized compensation cost related to these unvested options as of March 31, 2006 to be recognized over a weighted-average recognition period of less than one year.

         Prior to January 1, 2006, Solutia applied SFAS No. 123 as amended by SFAS No. 148, which allowed Solutia to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost was recognized for Solutia's option plans in the Statement of Consolidated Operations during such periods, as all options granted under the plans had an exercise price equal to the market value of Solutia's stock on the date of the grant. The effect would have been less than $1 on net income and no change on income per share had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, consistent with SFAS No. 123, for the three months ended March 31, 2005.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

         A summary of Solutia's stock option plans for the three months ended March 31, 2006 is as follows:

                                                                               WEIGHTED-AVERAGE     AGGREGATE
                                                           WEIGHTED-AVERAGE        REMAINING        INTRINSIC
                                          OPTIONS           EXERCISE PRICE     CONTRACTUAL LIFE      VALUE(a)
                                       -----------------------------------------------------------------------
Outstanding at January 1, 2006.......   17,323,551              $15.80                 --                --
   Granted...........................           --                0.00                 --                --
   Exercised.........................           --                0.00                 --                --
   Expired...........................     (947,076)              15.33                 --                --
                                       -----------------------------------------------------------------------
Outstanding at March 31, 2006........   16,376,475              $15.82                1.7             $(253)
                                       =======================================================================

Exercisable at March 31, 2006........   16,051,168              $16.08                1.6             $(252)

    (a) Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of Solutia's common stock as of the reporting date.

4.  ACQUISITION

         On March 1, 2006, pursuant to a stock purchase agreement among Solutia, Vitro S.A. de C.V. ("Vitro") and Vitro Plan S.A. de C.V. ("Vitro Plan"), a wholly-owned subsidiary of Vitro, Solutia acquired Vitro Plan's 51 percent stake in Quimica M, S.A. de C.V. ("Quimica") (originally formed in 1996 as a joint venture between Vitro, Vitro Plan, and Monsanto) for approximately $20 in cash. As a result of this acquisition, Solutia became the sole owner of Quimica and its plastic interlayer plant located in Puebla, Mexico. Pursuant to the purchase agreement, Solutia also entered into supply agreements with Vitro Flex S.A. de C.V. and Vitro Automotriz S.A. de C.V. to provide their requirements for most SAFLEX(R) plastic interlayer products for up to five years. This acquisition reflects Solutia's commitment to meet the growing global demand for its SAFLEX(R) and VANCEVA(R) plastic interlayer products.

         The allocation of purchase price to the assets and liabilities acquired or assumed resulted in Solutia's acquisition or assumption of total current assets of $18, non-current assets of $32, goodwill of $5, amortizable contract-based intangible assets of $4, current liabilities of $11 and non-current liabilities of $7. The contract-based intangible assets are being amortized over their estimated useful lives of 5 years. Results of operations for Quimica were included in Solutia's results of operations from the acquisition date in the Performance Products and Services segment. The results of operations for the acquired business were not material to Solutia's consolidated results of operations.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill

         Goodwill of $89 and $76 at March 31, 2006 and December 31, 2005, respectively, was allocated to the Performance Products and Services segment. This $13 increase in goodwill as of March 31, 2006 was a result of the Quimica acquisition (as further described in Note 4), of which $5 resulted from the first quarter 2006 acquisition and $8 resulted from the original acquisition in 1996 that was previously accounted for under the equity method of accounting.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

         Identified Intangible Assets

         Identified intangible assets generally are comprised of (i) amortizable contract-based intangible assets with finite useful lives, and
(ii) indefinite-lived trademarks not subject to amortization. These intangible assets are summarized in aggregate as follows:

                                                           MARCH 31, 2006                        DECEMBER 31, 2005
                                                -------------------------------------    -----------------------------------
                                                  GROSS                        NET         GROSS                     NET
                                                 CARRYING   ACCUMULATED      CARRYING     CARRYING  ACCUMULATED   CARRYING
                                                  VALUE     AMORTIZATION      VALUE        VALUE    AMORTIZATION    VALUE
                                                -------------------------------------    -----------------------------------
Amortizable intangible assets (a).........        $  32        $ (20)         $ 12         $ 28        $(20)        $  8
Trademarks................................           27           --            27           27          --           27
                                                ------------------------------------    ------------------------------------
TOTAL IDENTIFIED INTANGIBLE ASSETS........        $  59        $ (20)         $ 39         $ 55        $(20)        $ 35
                                                ====================================    ====================================

    (a) The $4 increase in Gross Carrying Value as of March 31, 2006 as compared to December 31, 2005 was a result of the Quimica acquisition (as further described in Note 4). Further, there were no write downs or disposals of Amortizable Intangible Assets in the three months ended March 31, 2006.

         There have been no changes to amortizable lives or methods during the three months ended March 31, 2006. In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $2 annually from 2006 through 2010.

6.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

INVENTORIES                                         MARCH 31,      DECEMBER 31,
                                                      2006             2005
                                                      ----             ----
Finished goods...............................         $ 225           $ 238
Goods in process.............................           175             140
Raw materials and supplies...................           107              95
                                                      -----           -----
Inventories, at FIFO cost....................           507             473
Excess of FIFO over LIFO cost................          (205)           (206)
                                                      -----           -----
TOTAL INVENTORIES............................         $ 302           $ 267
                                                      =====           =====

         Inventories at FIFO approximate current cost.

ACCRUED LIABILITIES                                 MARCH 31,      DECEMBER 31,
                                                      2006             2005
                                                      ----             ----
Wages and benefits...........................         $  37           $  58
Accrued rebates and sales returns/allowances.            21              22
Accrued interest.............................            12              23
Other........................................           166             137
                                                      -----           -----
TOTAL ACCRUED LIABILITIES....................         $ 236           $ 240
                                                      =====           =====

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


7.  INVESTMENT IN AFFILIATE

         At March 31, 2006, Solutia participated in one principal joint venture, Flexsys Group, comprised of interests in Flexsys Holding B.V., Flexsys America L.P. and Flexsys Rubber Chemicals Ltd. (collectively "Flexsys"), for which Solutia applies the equity method of accounting. Summarized financial information for 100 percent of the Flexsys joint venture is as follows:

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                              MARCH 31,
                                                              ---------
                                                         2006           2005
                                                         ----           ----
   Net sales.....................................        $155           $160
   Gross profit .................................          46             52
   Operating income .............................          28             31
   Net income ...................................          19             24


8.  RESTRUCTURING RESERVES

         Solutia recorded approximately $2 of decommissioning and dismantling costs in the three months ended March 31, 2006 as a result of the shut-down of its acrylic fibers business in 2005, and $1 of asset write-downs. These costs were all recorded within Reorganization Items, net in the Integrated Nylon segment. In addition, Solutia recorded $2 of severance and retraining costs in the first quarter 2006 in Reorganization Items, net, involving headcount reductions recorded throughout the organization.

         A summary of restructuring activity during the three months ended March 31, 2006 is as follows:

                                             DECOMMISSIONING/       EMPLOYMENT    ASSET WRITE-
                                               DISMANTLING          REDUCTIONS       DOWNS          TOTAL
                                             ----------------------------------------------------------------

   Balance at December 31, 2005                     $ 2                 $ 2           $--            $ 4
     Charges taken                                    2                   2             1              5
     Amounts utilized                                (2)                 (3)           (1)            (6)
                                             ----------------------------------------------------------------
   BALANCE AT MARCH 31, 2006                        $ 2                 $ 1           $--            $ 3
                                             ================================================================


9.  COMMITMENTS AND CONTINGENCIES

Litigation
----------

         Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 bankruptcy case. This estimated unsecured claim amount was classified as a liability subject to compromise as of March 31, 2006 and December 31, 2005 in the amount of $136.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

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

LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE
----------------------------------------------

JPMORGAN ADVERSARY PROCEEDING

         On May 27, 2005, JPMorgan, as indenture trustee for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding (the "JPM Proceeding") against Solutia in Solutia's bankruptcy case. In its adversary proceeding, JPMorgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged security interests lacked adequate protection. The JPM Proceeding relates to Solutia's 2002 and 2003 refinancings of its credit facilities. When Solutia refinanced its credit facilities in 2002, the 2027 and 2037 debentures obtained a pro rata secured interest in substantially all of Solutia's assets as a result of the application of the "equal and ratable" provisions of the Prepetition Indenture. On October 8, 2003, Solutia restructured its credit facilities, reduced its outstanding secured indebtedness below the threshold level that initially triggered the "equal and ratable" provisions of the Prepetition Indenture and, as a result, the 2027 and 2037 debentures returned to their original unsecured status. JPMorgan alleges that the October 8, 2003 refinancing had no effect on the security interests and liens that were created in 2002, and argues further that, even if it did, those liens should be reinstated as a matter of equity. Solutia filed its response to JPMorgan's complaint on July 5, 2005, denying JPMorgan's allegations based on the express terms of the Prepetition Indenture. Both Solutia and JPMorgan filed summary judgment motions with the Bankruptcy Court on April 14, 2006. The Bankruptcy Court has scheduled a trial of the JPM Proceeding to commence on May 23, 2006.

EQUITY COMMITTEE ADVERSARY PROCEEDING AGAINST MONSANTO AND PHARMACIA

         On March 7, 2005, the Official Committee of Equity Security Holders ("Equity Committee") in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and objections to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case (the "Equity Committee Complaint"). In the Equity Committee Complaint, the Equity Committee seeks to avoid certain obligations assumed by Solutia at the time of its spinoff from Pharmacia. The Equity Committee Complaint alleges that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. Pharmacia and Monsanto filed a motion to dismiss the Equity Committee Complaint for, among other things, lack of standing or, in the alternative, to stay the adversary proceeding. On August 4, 2005, the Debtors filed with the Bankruptcy Court their Statement and Reservation of Rights in Response to Equity Committee's Complaint and Objection to Claims, in which the Debtors expressed their view that the issues and disputes raised in the Equity Committee Complaint would be resolved through the Plan confirmation process. During a hearing held on April 11, 2006 the Bankruptcy Court issued a bench ruling denying Pharmacia and Monsanto's motion to dismiss the Equity Committee Complaint.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


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

         On June 30, 2005, the United States District Court for the Northern District of Alabama issued an order (the "PCB Order") authorizing co-defendants Pharmacia and Solutia to "suspend" performance of the PCB clean-up at the Anniston site under the Anniston Consent Decree, upon the filing of a motion by either defendant requesting that relief. The PCB Order found that the defendants entered into the Anniston Consent Decree, and that the court approved that Anniston Consent Decree, based on the understanding that the defendants' rights to pursue other liable parties for contribution would not be impaired by the EPA. The PCB Order further found that the EPA's planned settlements with certain Anniston foundries would thus deprive the defendants of one of the material considerations for entering into the Anniston Consent Decree. Solutia and Pharmacia continue their attempts to negotiate a global settlement with the EPA and the Anniston site potentially responsible parties. To date, Solutia and Monsanto (acting as attorney-in-fact for Pharmacia) have not made a motion to the District Court to suspend their obligations under the Anniston Consent Decree.

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


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

         Federal court actions by indirect purchasers of rubber chemicals. On January 14, 2006, Solutia became aware of a newly filed case, Pearman, Benson and Immerman v. Crompton Corp., Flexsys, Solutia, et al., in the United States District Court for the Eastern District of Tennessee at Greenville, purportedly filed on behalf of consumers in 37 states of products produced with rubber chemicals for the period 1994 through the present under the Tennessee Trade Practices Act. Solutia was initially named in the suit but was voluntarily dismissed without prejudice on February 3, 2006. On April 28, 2006, Solutia received notice that this case was voluntarily dismissed, without prejudice, by the plaintiffs.

         Federal court actions alleging violations of federal securities laws. Between approximately July and September 2003, six purported shareholder class actions were filed in the U.S. District Court for the Northern District of California against Solutia, its then and former chief executive officers and its then chief financial officer. The complaints were consolidated into a single action called In Re Solutia Securities Litigation, and a consolidated complaint, which named two additional defendants, Solutia's then current and past controllers, was filed. The consolidated complaint alleged that from December 16, 1998 to October 10, 2002, Solutia's accounting practice of incorporating Flexsys's results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during the period. The plaintiffs sought damages and any equitable relief that the court deemed proper. The consolidated action was automatically stayed with respect to Solutia by virtue of Section 362(a) of the U.S. Bankruptcy Code. In March 2005 the court issued a final order dismissing with prejudice the complaint against the individual defendants, which became final when the plaintiffs failed to file an appeal of the dismissal within the applicable appeals period, and the case was dismissed without prejudice as against Solutia pending resolution of the bankruptcy case.

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


CASH BALANCE PLAN LITIGATION

         Since October 2005, three cases have been filed by participants in the Solutia Inc. Employees' Pension Plan alleging that the Pension Plan: (1) violates the Employee Retirement Income Security Act of 1974 ("ERISA") prohibitions on reducing rates of benefit accrual based on age; (2) results in the impermissible forfeiture of accrued benefits under ERISA; (3) violates ERISA's present value calculation rules for determining lump sum distributions; and (4) violates the minimum accrual requirements of ERISA. The cases were captioned Davis, et. al. v. Solutia, Inc. Employees' Pension Plan (filed in the United States District Court for the Southern District of Illinois, Case No. 3:05-CV-00736-DRH & PMF), Scharringhausen, et. al. v. Solutia, Inc. Employees' Pension Plan, et al. (originally filed in the United States District Court for the Eastern District of Missouri, Case No. 4:05-CV-02210-HEA and later voluntarily dismissed and refiled in the United States District Court for the Southern District of Illinois, Case No. 3:06-CV-00099-DRH & PMF) and Juanita Hammond, et. al. v. Solutia, Inc. Employees' Pension Plan (filed in the United States District Court for the Southern District of Illinois, Case No. 3:06-000139-DRH & PMF). None of the Debtors, and, except for the Solutia Inc. Employee Benefits Plans Committee which was named in the Scharringhausen case, no individual or entity other than the Pension Plan, has been named as a defendant in any of these cases. The plaintiffs in each of these cases sought to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Pension Plan for whose pension benefits the Pension Plan is responsible. The Pension Plan, and in the case of the Scharringhausen case, the Employee Benefits Plans Committee, has moved to dismiss all three actions for plaintiffs' failure to exhaust administrative remedies and failure to join necessary and indispensable parties.

         The Scharringhausen plaintiffs have moved to intervene in the Davis action and to consolidate the Davis, Scharringhausen and Hammond cases. The Hammond plaintiff has moved to consolidate the three cases and the Pension Plan has responded by agreeing that it should not be required to defend itself against three cases. The Davis plaintiffs have intervened in the Scharringhausen and Hammond cases and moved to stay or dismiss those later-filed cases, rather than consolidating them with the Davis case. The plaintiffs' counsel in the Davis, Scharringhausen and Hammond cases each have sought appointment as interim lead class counsel. In response to these motions, on April 24, 2006 the Scharringhausen plaintiffs voluntarily dismissed their case. The Pension Plan intends to continue to vigorously defend itself against any and all claims asserted in the Davis and Hammond litigation.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

OTHER LEGAL PROCEEDINGS
-----------------------

         Dickerson v. Feldman. On October 7, 2004, a purported class action captioned Dickerson v. Feldman, et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleged breach of fiduciary duty under ERISA and sought to recover alleged losses to the Solutia Inc. Savings and Investment Plan ("SIP Plan") during the period from December 16, 1998 to the date the action was filed. The investment of SIP Plan assets in Solutia's common stock is alleged to have been imprudent because of the risks and liabilities related to Solutia's legacy environmental and litigation liabilities and because of Flexsys's alleged involvement in the matters described above under "Flexsys Related Litigation." The action sought monetary payment to the SIP Plan to recover the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 against Solutia in the U.S. Bankruptcy Court for the Southern District of New York.

         The plaintiff sought to withdraw the reference of their ERISA claim from the Bankruptcy Court to the District Court so that the proof of claim and the class action could be considered together by the District Court. On February 11, 2005, Solutia filed an objection to the motion to withdraw the reference. On March 11, 2005, the District Court denied without prejudice Dickerson's motion to withdraw the reference. The Dickerson plaintiffs subsequently amended their initial complaint to add several current officers and directors of Solutia as defendants. On July 5, 2005, the defendants filed motions to dismiss Dickerson's amended complaint. In early September, 2005, Dickerson filed an amended proof of claim against Solutia increasing Dickerson's claim from $269 to $290, based on his amended complaint. Dickerson also filed a motion for class certification of his proof of claim.

         On March 30, 2006, the District Court granted the defendants' motion to dismiss on grounds that the Dickerson plaintiffs lacked standing to sue and that the complaint failed to state a claim on which relief may be granted. The dismissal of Dickerson's cause of action resulted in dismissal of the entire purported class action, including claims asserted on behalf of the unnamed purported class members. On April 3, 2006 Dickerson filed an appeal of this dismissal with the United States Court of Appeals for the Second Circuit.

         Solutia Inc. v. FMC Corporation. On October 14, 2003, Solutia filed an action captioned Solutia Inc. v. FMC Corporation ("FMC") in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology provided by FMC to Astaris, the 50/50 joint venture formed by Solutia and FMC, which was sold to Israeli Chemicals Limited in 2005. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


FMC in the Bankruptcy Court. FMC has filed with the Bankruptcy Court a motion to withdraw the reference. The motion was granted, and, as a result, the matter is now pending in the U.S. District Court for the Southern District of New York. FMC has filed a motion to dismiss Solutia's action based upon an alleged lack of standing. On October 15, 2004, the court heard oral arguments on FMC's motion to dismiss. On March 29, 2005, the New York District Court granted in part and denied in part FMC's motion to dismiss. Specifically, the court dismissed with prejudice three of Solutia's causes of action for breach of contract. The New York District Court denied FMC's motion to dismiss Solutia's other causes of action for breach of warranty, breach of fiduciary duty, negligent misrepresentation, fraud and fraud in the inducement. In this action, FMC does not have a counterclaim against Solutia or Astaris. The parties have completed all fact discovery and have fully briefed and orally argued their motions for summary judgment and are awaiting the court's ruling. The sale of substantially all of the assets of Astaris to Israeli Chemicals Limited, as further described in Solutia's Annual Report on Form 10-K for the year ended December 31, 2005, did not affect the claims asserted by Solutia against FMC in this proceeding. Solutia is vigorously pursuing this action.

         Abbatiello v. Monsanto, Pharmacia and Solutia. On January 3, 2006, Solutia received notice that an action, captioned Michael Abbatiello et al.
v. Monsanto Company, Pharmacia Corporation and Solutia Inc. (the "GE Litigation"), was filed on December 26, 2005 in the Supreme Court of the State of New York. The action was filed on behalf of 590 current General Electric employees who work at its Schenectady, New York plant and states eleven separate causes of action alleging that General Electric purchased various PCB containing products from Pharmacia which were used in the manufacture of a variety of products including electric motors, generators, gas turbines, wire and cable, insulating materials and microwave tubes. PCBs were later detected in various locations, including retention ponds, ground water, and water treatment centers on the approximately 628 acre site. The plaintiffs are seeking $1,000 in compensatory damages and $1,000 in punitive damages for each cause of action for a total of $2,000. Solutia is evaluating the merits of the GE Litigation and the potential liability, including costs of defense, that might result. The GE Litigation is automatically stayed as to Solutia pursuant to Section 362 of the U.S. Bankruptcy Code.

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

Environmental Liabilities
-------------------------

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $79 and $71 as of March 31, 2006 and December 31, 2005, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Statement of Consolidated Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

         Solutia had an accrued liability of $82 as of both March 31, 2006 and December 31, 2005 for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Statement of Consolidated Financial Position as of both March 31, 2006 and December 31, 2005, as Solutia currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. Under the Plan and Relationship Agreement, as between Monsanto and Solutia, Monsanto will accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility at the Solutia Spinoff but which were never owned or operated by Solutia. This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto will share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. The EPA and/or Pharmacia are currently contesting the enforceability of the automatic stay provisions with respect to the Anniston, Alabama location (as more fully described in the Anniston Partial Consent Decree disclosure above). Remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 bankruptcy case. In addition, Solutia has not adjusted its recorded environmental liabilities classified as subject to compromise for ongoing remediation activities at these sites since the inception of Solutia's bankruptcy case.

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

Impact of Chapter 11 Proceedings
--------------------------------

         During the reorganization process, substantially all pending litigation against Solutia and its subsidiaries that filed for reorganization under Chapter 11 ("Debtors") is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims addressed by the bankruptcy court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, assumption or rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims or other events. Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process. The amount of pre-filing claims ultimately allowed by the bankruptcy court with respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to their filing date may be subject to compromise in connection with a plan of reorganization. The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that Solutia may retain certain obligations currently classified as subject to compromise in the Statement of Consolidated Financial Position.

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


10.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

         For the three months ended March 31, 2006 and 2005, Solutia's pension and healthcare and other benefit costs were as follows:

                                                   PENSION BENEFITS          HEALTHCARE AND OTHER BENEFITS
                                                   ----------------          -----------------------------
                                                 2006            2005             2006            2005
                                                 ----            ----             ----            ----
Service costs for benefits earned.............   $  1            $  2             $  1            $  1
Interest costs on benefit obligation..........     16              18                8               9
Assumed return on plan assets.................    (15)            (17)              --              --
Prior service costs ..........................     --              --               (3)             (3)
Recognized net loss...........................      2               3                1               4
                                                 ----            ----             ----            ----
TOTAL.........................................   $  4            $  6             $  7            $ 11
                                                 ====            ====             ====            ====

Employer Contributions

         According to IRS funding rules, Solutia will be required to make approximately $179 in pension contributions to its U.S. qualified pension plan in 2006 assuming Congress extends the interest rate relief provision currently proposed. If this relief is not granted, required contributions in 2006 would be approximately $195. Approximately $9 of these required 2006 contributions were made in the first quarter 2006. Solutia also expects to be required to fund approximately $5 in pension contributions for its foreign pension plans in 2006.

11.  DEBT OBLIGATIONS

         Solutia amended its DIP financing facility on March 17, 2006 with bankruptcy court approval. This amendment, among other things, (i) increased the DIP facility from $525 to $825; (ii) extended the term of the DIP facility from June 19, 2006 to March 31, 2007; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; (vi) allowed refinancing of, and certain amendments to, Solutia Europe S.A./N.V.'s outstanding Euronotes; and (vii) amended certain financial and other covenants. The amendment also contains a number of other changes and other modifications required to make the remaining terms of the DIP facility consistent with the amendments set forth above.

         Solutia analyzed the modifications of the DIP facility in March 2006 in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 02-04, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and recorded a charge of approximately $8 to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value. In addition, $1 of unamortized debt issuance costs associated with the DIP facility were written off at the time of modification in March 2006.

12.  SEGMENT DATA

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

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

     PERFORMANCE PRODUCTS AND SERVICES                         INTEGRATED NYLON
     ---------------------------------                         ----------------

SAFLEX(R) and VANCEVA(R) plastic interlayer           Nylon intermediate "building block"
                                                      chemicals

Polyvinyl butyral for KEEPSAFE(R) and                 Nylon resins and polymers, including
KEEPSAFE MAXIMUM(R) laminated window                  VYDYNE(R) and ASCEND(R)
glass

LLUMAR(R), VISTA(R), GILA(R) and FORMULA              Carpet fibers, including the WEAR-
ONE(R) professional and retail window films           DATED(R) and ULTRON(R) brands

THERMINOL(R) heat transfer fluids                     Industrial nylon fibers

DEQUEST(R) water treatment chemicals

SKYDROL(R) aviation hydraulic fluids and
SKYKLEEN(R) brand of aviation solvents

ASTROTURF(R), CLEAN MACHINE(R) and
CLEARPASS(R) entrance matting and
automotive spray suppression flaps

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

                                SOLUTIA INC.
                           (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

         Segment data for the three months ended March 31, 2006 and 2005 are as follows:

                                                         2006                       2005
                                                  -----------------          -----------------
                                                   NET       PROFIT           NET       PROFIT
                                                  SALES      (LOSS)          SALES      (LOSS)
                                                  -----      ------          -----      ------
SEGMENT:
Performance Products and Services...               $308       $ 46            $287       $ 35
Integrated Nylon....................                392        (14)            446         (1)
                                                   ----       ----            ----       ----
SEGMENT TOTALS......................                700         32             733         34

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses..............                           (20)                       (11)
    Equity earnings from affiliates.                             9                         13
    Interest expense................                           (23)                       (22)
    Other income, net...............                            --                          1
    Loss on debt modification.......                            (8)                        --
    Reorganization items, net.......                           (10)                        13
CONSOLIDATED TOTALS:                               ----                       ----
   NET SALES........................               $700                       $733
                                                   ====       ----            ====       ----
   INCOME (LOSS) BEFORE INCOME TAXES                          $(20)                      $ 28
                                                              ====                       ====

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         CPFilms Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc., Solutia Investments, LLC and Solutia Business Enterprises, Inc., wholly-owned subsidiaries of Solutia (the "Guarantors"), are guarantors of Solutia's 11.25% Senior Secured Notes due 2009 (the "Notes"). In connection with the completion of the October 2003 credit facility, Solutia Investments, LLC and Solutia Business Enterprises, Inc. became guarantors of the Notes through cross-guarantor provisions. Solutia's obligations under the October 2003 facility were paid in full with the proceeds of the DIP facility dated January 16, 2004, which payment did not affect the Guarantors' obligations in respect of the Notes. Certain other wholly-owned subsidiaries of Solutia (the "DIP Guarantors") guaranteed the final DIP facility (as well as a smaller, interim DIP facility put in place as of December 19, 2003), but the DIP Guarantors were not required by the cross-guarantor provisions to guarantee the Notes.

         The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following condensed consolidating financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                                        SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             THREE MONTHS ENDED MARCH 31, 2006

                                                  Parent Only                      Non-                        Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors    Eliminations     Solutia Inc.
                                                  ------------    ----------    ----------    ------------     ------------

NET SALES                                             $507           $49           $251          $(107)            $700
Cost of goods sold                                     492            24            216           (113)             619
                                                  -------------------------------------------------------------------------
GROSS PROFIT                                            15            25             35              6               81

Marketing expenses                                      19             6              9             --               34
Administrative expenses                                 14             2              7             --               23
Technological expenses                                  11             1             --             --               12
                                                  -------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                (29)           16             19              6               12

Equity earnings (loss) from affiliates                  45            13             (1)           (47)              10
Interest expense                                       (18)           --            (11)             6              (23)
Other income, net                                        4             4              8            (13)               3
Loss on debt modification                               (8)           --             --             --               (8)
Reorganization items, net                              (14)           --             --             --              (14)
                                                  -------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                       (20)           33             15            (48)             (20)

Income tax expense                                       2            --              1             (1)               2
                                                  -------------------------------------------------------------------------
NET INCOME (LOSS)                                     $(22)          $33           $ 14          $ (47)            $(22)
                                                  =========================================================================


                            CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                           THREE MONTHS ENDED MARCH 31, 2006

                                                  Parent Only                      Non-                        Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors    Eliminations     Solutia Inc.
                                                  ------------    ----------    ----------    ------------     ------------

NET INCOME (LOSS)                                     $(22)          $33           $ 14          $(47)             $(22)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments                         2             2              2            (4)                2
Net unrealized loss on derivative
 instruments                                            (1)           --             --            --                (1)
                                                  -------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                           $(21)           35           $ 16          $(51)             $(21)
                                                  =========================================================================



                                                        SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                            THREE MONTHS ENDED MARCH 31, 2005

                                                  Parent Only                      Non-                        Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors    Eliminations     Solutia Inc.
                                                  ------------    ----------    ----------    ------------     ------------

NET SALES                                             $551           $40           $244          $(102)            $733
Cost of goods sold                                     518            16            203           (111)             626
                                                  -------------------------------------------------------------------------
GROSS PROFIT                                            33            24             41              9              107

Marketing expenses                                      19             6              8             --               33
Administrative expenses                                 14             2              8             --               24
Technological expenses                                  10            --              1             --               11
                                                  -------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                (10)           16             24              9               39

Equity earnings (loss) from affiliates                  68            13             (1)           (66)              14
Interest expense                                       (32)           --            (13)            23              (22)
Other income, net                                        1            20             10            (29)               2
Reorganization items, net                               (5)           --             --             --               (5)
                                                  -------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                        22            49             20            (63)              28

Income tax expense                                       1            --              6             --                7
                                                  -------------------------------------------------------------------------
NET INCOME                                            $ 21           $49           $ 14          $ (63)            $ 21
                                                  =========================================================================


                                 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                            THREE MONTHS ENDED MARCH 31, 2005

                                                  Parent Only                      Non-                        Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors    Eliminations     Solutia Inc.
                                                  ------------    ----------    ----------    ------------     ------------

NET INCOME                                            $ 21           $49           $14           $(63)             $21
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments                        (5)           (4)           (7)            11               (5)
                                                  -------------------------------------------------------------------------
COMPREHENSIVE INCOME                                  $ 16           $45           $ 7           $(52)             $16
                                                  =========================================================================




                                                        SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                  CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                       MARCH 31, 2006

                                                  Parent Only                      Non-                        Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors    Eliminations     Solutia Inc.
                                                  ------------    ----------    ----------    ------------     ------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $   222         $   10        $  110        $    --          $   342
Trade receivables, net                                    5            146           140             --              291
Intercompany receivables                                115            749            98           (962)              --
Miscellaneous receivables                                54             --            25             --               79
Inventories                                             162             33           121            (14)             302
Prepaid expenses and other current assets                21             --            10              4               35
                                                  -------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                    579            938           504           (972)           1,049

PROPERTY, PLANT AND EQUIPMENT, NET                      580             84           145             --              809
INVESTMENTS IN AFFILIATES                             2,354            221            13         (2,388)             200
GOODWILL                                                 --             72            17             --               89
IDENTIFIED INTANGIBLE ASSETS, NET                         2             26            11             --               39
INTERCOMPANY ADVANCES                                   128          1,238           710         (2,076)              --
OTHER ASSETS                                             62             --            46             --              108
                                                  -------------------------------------------------------------------------
TOTAL ASSETS                                        $ 3,705         $2,579        $1,446        $(5,436)         $ 2,294
                                                  =========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                    $   155         $   10        $   44        $    --          $   209
Intercompany payables                                    96             10           129           (235)              --
Accrued liabilities                                     138             13            87             (2)             236
Short-term debt                                         650             --            --             --              650
Intercompany short-term debt                              1             --           180           (181)              --
                                                  -------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             1,040             33           440           (418)           1,095
LONG-TERM DEBT                                           --             --           251             --              251
INTERCOMPANY LONG-TERM DEBT                              --             --           408           (408)              --
OTHER LIABILITIES                                       200             --            69             --              269
                                                  -------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE           1,240             33         1,168           (826)           1,615

LIABILITIES SUBJECT TO COMPROMISE                     3,940            407            21         (2,214)           2,154

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock                                              1             --            --             --                1
Additional contributed capital                           56             --            --             --               56
Treasury stock                                         (251)            --            --             --             (251)
Net (deficiency) excess of assets at spin-off
 and subsidiary capital                                (113)         2,139           257         (2,396)            (113)
Accumulated other comprehensive loss                    (92)            --            --             --              (92)
Accumulated deficit                                  (1,076)            --            --             --           (1,076)
                                                  -------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                 (1,475)         2,139           257         (2,396)          (1,475)
                                                  -------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)                                          $ 3,705         $2,579        $1,446        $(5,436)         $ 2,294
                                                  =========================================================================




                                                        SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                  CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                     DECEMBER 31, 2005

                                                  Parent Only                      Non-                        Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors    Eliminations     Solutia Inc.
                                                  ------------    ----------    ----------    ------------     ------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $     1         $   15        $   91        $    --          $   107
Trade receivables, net                                    6            118           129             --              253
Intercompany receivables                                115            754            89           (958)              --
Miscellaneous receivables                                67             --            29             --               96
Inventories                                             143             31           107            (14)             267
Prepaid expenses and other assets                        23             --             9              3               35
                                                  -------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                 355            918           454           (969)             758

PROPERTY, PLANT AND EQUIPMENT, NET                      589             84           131             --              804
INVESTMENTS IN AFFILIATES                             2,291            209            13         (2,308)             205
GOODWILL                                                 --             72             4             --               76
IDENTIFIED INTANGIBLE ASSETS, NET                         2             26             7             --               35
INTERCOMPANY ADVANCES                                   128          1,238           703         (2,069)              --
OTHER ASSETS                                             62             --            44             --              106
                                                  -------------------------------------------------------------------------
   TOTAL ASSETS                                     $ 3,427         $2,547        $1,356        $(5,346)         $ 1,984
                                                  =========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                    $   167         $    9        $   47           $ (1)         $   222
Intercompany payables                                   108             12           111           (231)              --
Accrued liabilities                                     144             13            83             --              240
Short-term debt                                         300             --            --             --              300
Intercompany short-term debt                             --             --           182           (182)              --
                                                  -------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                               719             34           423           (414)             762

LONG-TERM DEBT                                           --             --           247             --              247
INTERCOMPANY LONG-TERM DEBT                              --             --           402           (402)              --
OTHER LIABILITIES                                       201             --            52             --              253
                                                  -------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO
 COMPROMISE                                             920             34         1,124           (816)           1,262

LIABILITIES SUBJECT TO COMPROMISE                     3,961            407            21         (2,213)           2,176

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock                                              1             --            --             --                1
Additional contributed capital                           56             --            --             --               56
Treasury stock                                         (251)            --            --             --             (251)
Net (deficiency) excess of assets at
 spinoff and subsidiary capital                        (113)         2,106           211         (2,317)            (113)
Accumulated other comprehensive loss                    (93)            --            --             --              (93)
Accumulated deficit                                  (1,054)            --            --             --           (1,054)
                                                  -------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                 (1,454)         2,106           211         (2,317)          (1,454)
                                                  -------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)                                          $ 3,427         $2,547        $1,356        $(5,346)         $ 1,984
                                                  =========================================================================




                                                        SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             THREE MONTHS ENDED MARCH 31, 2006

                                                  Parent Only                      Non-                        Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors    Eliminations     Solutia Inc.
                                                  ------------    ----------    ----------    ------------     ------------

CASH FROM (USED IN) OPERATIONS                        $(79)          $(6)          $ 20           $--              $(65)
                                                  -------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases                (13)           (2)           (10)           --               (25)
Acquisition, net of cash acquired                      (23)           --              7            --               (16)
                                                  -------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                      (36)           (2)            (3)           --               (41)
                                                  -------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations              350            --             --            --               350
Deferred debt issuance costs                            (9)           --             --            --                (9)
Changes in investments and advances from
 (to) affiliates                                        (5)            3              2            --                --
                                                  -------------------------------------------------------------------------
CASH FROM FINANCING ACTIVITIES                         336             3              2            --               341
                                                  -------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           221            (5)            19            --               235

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR                                        1            15             91            --               107
                                                  -------------------------------------------------------------------------
END OF PERIOD                                         $222           $10           $110           $--              $342
                                                  =========================================================================




                                                        SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             THREE MONTHS ENDED MARCH 31, 2005

                                                  Parent Only                      Non-                        Consolidated
                                                  Solutia Inc.    Guarantors    Guarantors    Eliminations     Solutia Inc.
                                                  ------------    ----------    ----------    ------------     ------------

CASH FROM (USED IN) OPERATIONS                        $(74)          $ --          $ 4            $--              $(70)
                                                  -------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases                 (9)            (2)          (3)            --               (14)
                                                  -------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                       (9)            (2)          (3)            --               (14)
                                                  -------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations               20             --           --             --                20
Net change in cash collateralized letters of
 credit                                                 15             --           --             --                15
Changes in investments and advances from
 (to) affiliates                                         7             --           (7)            --                --
                                                  -------------------------------------------------------------------------
CASH FROM (USED IN) FINANCING ACTIVITIES                42             --           (7)            --                35
                                                  -------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                  (41)            (2)          (6)            --               (49)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR                                       43              7           65             --               115
                                                  -------------------------------------------------------------------------
END OF PERIOD                                         $  2           $  5          $59            $--              $ 66
                                                  =========================================================================

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

OVERVIEW

Summary of Significant First Quarter 2006 Events

Senior Management Changes
-------------------------

         In January 2006, Kent Davies joined Solutia as Senior Vice President and President, CPFilms. Mr. Davies leads Solutia's CPFilms business with responsibility for all commercial, operational and strategic aspects of the business. Ken Vickers, the former president of CPFilms, was named chairman emeritus of CPFilms and will assist Mr. Davies and continue to play an important role in the CPFilms business.

Reorganization Strategy
-----------------------

         In the first quarter 2006, Solutia continued its stated reorganization strategy with a focus on the principal objectives of (i) managing the businesses to enhance Solutia's performance; (ii) making changes to Solutia's asset portfolio to maximize the value of the estate;
(iii) achieving reallocation of "legacy liabilities"; and (iv) negotiating an appropriate capital structure. Solutia took steps in 2006 to enhance its financial performance including using the tools of bankruptcy and making changes to its asset portfolio, as explained below. Solutia also continues to pursue a reallocation of legacy liabilities in the bankruptcy proceeding through negotiations with the other constituents in the bankruptcy case. Solutia will also be working in 2006 to establish a proper capital structure upon emergence from bankruptcy. However, as a result of the numerous uncertainties and complexities inherent in Solutia's bankruptcy proceedings, its ability and timing of emergence from bankruptcy are subject to significant uncertainty.

         PERFORMANCE ENHANCEMENT

         Solutia benefited in the first quarter of 2006 from several actions implemented during 2004 and 2005 designed to enhance its performance. These included implementing significant general and administrative expense reductions; increasing performance-based compensation and benefits programs; enacting key senior management changes; initiating a cost reduction program at Solutia's operating sites focused on actions such as lean manufacturing techniques, yield improvement, maintenance savings and utilities optimization; and implementing an enterprise-wide procurement effort.

         Solutia amended its DIP financing facility on March 17, 2006 with bankruptcy court approval. This amendment, among other things, (i) increased the DIP facility from $525 million to $825 million; (ii) extended the term of the DIP facility from June 19, 2006 to March 31, 2007; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points; and included certain other changes that provide greater flexibility in executing Solutia's reorganization strategy.

         PORTFOLIO EVALUATION

         Solutia's stated strategy is to build a portfolio of high-potential businesses that can consistently deliver returns in excess of Solutia's cost of capital. As part of this strategy, Solutia made several changes to re-shape its asset portfolio in 2004 and 2005 and continued these efforts in the first quarter 2006. On March 1, 2006, pursuant to a stock purchase agreement among Solutia, Vitro S.A. de C.V. ("Vitro") and Vitro Plan S.A. de C.V. ("Vitro Plan"), a wholly-owned subsidiary of Vitro, Solutia acquired Vitro Plan's 51 percent stake in Quimica M S.A. de C.V. ("Quimica") (originally formed in 1996 as a joint venture between Vitro, Vitro Plan, and Monsanto) for approximately $20 million in cash. As a result of this acquisition, Solutia became the sole owner of Quimica and its plastic interlayer plant located in Puebla, Mexico.

         REALLOCATION OF LEGACY LIABILITIES

         On February 14, 2006, the Debtors filed with the Bankruptcy Court their Plan of Reorganization (the "Plan") and Disclosure Statement (the "Disclosure Statement"). The Plan and Disclosure Statement are subject to Bankruptcy Court approval and the satisfaction of other contingencies. Until the Plan is confirmed by the Bankruptcy Court, the Plan and Disclosure Statement are subject to amendment and Solutia cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court, or any disclosure statement ultimately approved by the Bankruptcy Court, will be consistent with the terms of the Plan and Disclosure Statement. The Plan and Disclosure Statement along with the Relationship Agreement (as defined below) and Retiree Settlement Agreement, entered into among Solutia, the Official Committee of Unsecured Creditors (the "Unsecured Creditors' Committee") and Official Committee of Retirees Appointed in the Chapter 11 Cases, Monsanto, certain retirees and the other parties thereto (the "Retiree Settlement"), set forth the terms of a global settlement the ("Global Settlement") between Solutia, the Unsecured Creditors' Committee, Monsanto Company ("Monsanto") and Pharmacia. The Global Settlement provides for, among other things, the reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and the treatment various constituencies in the Chapter 11 Cases will receive under the Plan. The Disclosure Statement contains a description of the events that led up to the Debtors' bankruptcy filings, the actions the Debtors' have taken to improve their financial situation while in bankruptcy and a current description of the Debtors' businesses. The reallocation of liabilities between Solutia and Monsanto is set forth in a Relationship Agreement (the "Relationship Agreement") to be entered into between Solutia and Monsanto upon confirmation of the Plan. The Relationship Agreement was filed with the Bankruptcy Court on February 14, 2006 as an exhibit to the Plan. See Note 1 to the accompanying consolidated financial statements for a further summary of developments in Solutia's ongoing Chapter 11 bankruptcy case.

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

--------------------------------------------------------------------------------------------------
(dollars in millions)                                                             2006      2005
                                                                                  ----      ----

Net Sales......................................................................   $700      $733
                                                                                  ====      ====

Operating Income (Loss):
    Performance Products and Services Segment Profit...........................   $ 46      $ 35
    Integrated Nylon Segment Loss..............................................    (14)       (1)
         Less: Corporate Expenses..............................................    (20)      (11)
         Less: Equity (Earnings) Loss from Affiliates,  Other (Income) Expense
         and Reorganization Items included in Segment Profit (Loss)............     --        16
                                                                                  ----      ----

Operating Income ..............................................................   $ 12      $ 39
                                                                                  ====      ====
Charges included in Operating Income ..........................................   $ (9)     $ --
                                                                                  ====      ====

--------------------------------------------------------------------------------------------------


         The $33 million, or 5 percent, decrease in net sales as compared to the first quarter 2005 was primarily a result of lower sales volumes of approximately 10 percent and unfavorable currency exchange rate fluctuations of approximately 1 percent, partially offset by higher average selling prices of approximately 6 percent. The $27 million decrease in operating income as compared to the first quarter 2005 resulted from lower net sales, higher raw material and energy costs and higher charges, which are described in greater detail in the Results of Operations section below.

Financial Information
---------------------

         Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the three months ended March 31, 2006 is presented as follows:

                                                 Solutia and      Subsidiaries                     Solutia and
                                               Subsidiaries in       not in                        Subsidiaries
                                               Reorganization    Reorganization    Eliminations    Consolidated
                                               ---------------   --------------    ------------    ------------

Net sales.................................        $   557             $250            $(107)         $   700
Operating income (loss)...................            (13)              19                6               12
Net income (loss).........................            (22)              13              (13)             (22)

Total assets..............................          1,966              860             (532)           2,294
Liabilities not subject to compromise.....          1,287              503             (175)           1,615
Liabilities subject to compromise.........          2,154               --               --            2,154
Total shareholders' equity (deficit)......         (1,475)             357             (357)          (1,475)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         There have been no changes in the first quarter 2006 with respect to Solutia's critical accounting policies, as presented on pages 33 through 36 of Solutia's 2005 Form 10-K.

RESULTS OF OPERATIONS--FIRST QUARTER 2006 COMPARED WITH FIRST QUARTER 2005

Performance Products and Services

  -------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                  ---------
  (dollars in millions)                                                       2006         2005
                                                                              ----         ----

  Net Sales..............................................................     $308         $287
                                                                              ====         ====

  Segment Profit ........................................................     $ 46         $ 35
                                                                              ====         ====
      Charges and Reorganization Items included in Segment Profit........     $ (1)        $ (7)
                                                                              ====         ====
  -------------------------------------------------------------------------------------------------

         The $21 million, or 7 percent, increase in net sales as compared to the first quarter 2005 resulted primarily from higher sales volumes of approximately 8 percent and higher average selling prices of approximately 3 percent, partially offset by unfavorable currency exchange rate fluctuations of approximately 4 percent. Higher sales volumes were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products, pharmaceutical services and LLUMAR(R) and VISTA(R) professional film products. Higher average selling prices were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products and in THERMINOL(R) heat transfer fluids. The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening U.S. dollar in relation to the euro in comparison to the first quarter 2005.

         The $11 million, or 31 percent, increase in segment profit in comparison to the first quarter 2005 resulted primarily from higher net sales, lower reorganization items and favorable manufacturing variances resulting from cost containment activities, partially offset by higher raw material costs. The $1 million of reorganization items in the three months ended March 31, 2006 consisted primarily of employee severance and retraining costs. Segment profit in 2005 was affected by $7 million of reorganization items which consisted primarily of adjustments to record certain pre-petition claims at estimated amounts of the allowed claims.

Integrated Nylon

  -------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                                 ---------
  (dollars in millions)                                                      2006         2005
                                                                             ----         ----

  Net Sales..............................................................    $392         $446
                                                                             ====         ====

  Segment Loss...........................................................    $(14)        $ (1)
                                                                             ====         ====
      Charges and Reorganization Items included in Segment Profit........    $ (3)        $(11)
                                                                             ====         ====
  -------------------------------------------------------------------------------------------------

         The $54 million, or 12 percent, decrease in net sales as compared to the first quarter 2005 resulted primarily from lower sales volumes of approximately 21 percent, partially offset by higher average selling prices of approximately 9 percent. Sales volumes were impacted as a result of exiting the unprofitable acrylic fibers operations, as well as a portion of the nylon industrial fibers operations, both in the second quarter 2005. Further, lower sales volumes were experienced within the carpet and intermediate chemicals businesses. Average selling prices increased in all businesses as a result of favorable market conditions and in response to the escalating cost of raw materials.

         The $13 million increase in segment loss in comparison to the first quarter 2005 resulted primarily from lower sales and higher manufacturing costs. These higher costs were precipitated by a manufacturing upset incurred at the Alvin, Texas facility in the first quarter 2006, resulting in a significant turnaround being accelerated in its timing, as well as extended in its duration. The segment incurred higher raw material and energy costs of approximately $19 million during the quarter, which was more than offset by the aforementioned selling price increases.

         Solutia recorded approximately $2 million of decommissioning and dismantling costs in the three months ended March 31, 2006 as a result of the shut-down of its acrylic fibers business in 2005 and $1 million of asset write-downs. In the first quarter 2005, Solutia also experienced approximately $3 million of one-time business exit benefits in its acrylic fibers business and its nylon industrial fibers business at its Pensacola plant in advance of the shut-down of these businesses in the second quarter 2005. In addition, segment loss in the first quarter 2005 included reorganization items of $11 million comprised of $10 million to shut-down the acrylic fibers business and $1 million of other restructuring charges. The shut-down costs included $6 million of asset write-downs and $4 million of severance and retraining costs.

Corporate Expenses

------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
(dollars in millions)                                                               2006         2005
                                                                                    ----         ----

Corporate Expenses...........................................................       $ 20         $ 11
                                                                                    ====         ====
    Charges included in Corporate Expenses...................................       $ (9)        $ --
                                                                                    ====         ====
------------------------------------------------------------------------------------------------------

         With the exception of a $9 million environmental charge in the first quarter 2006, corporate expenses remained relatively consistent in comparing the first quarter 2006 to the first quarter 2005. The environmental charge was precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. that will likely result in the cessation of operations at that site.

Equity Earnings (Loss) from Affiliates

-------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                       ---------
(dollars in millions)                                                               2006         2005
                                                                                    ----         ----

Equity Earnings from Affiliates not included in Reportable Segment Profit
 (Loss)......................................................................        $ 9          $13
                                                                                     ---          ---

Equity Earnings from Affiliates included in Reportable Segment
 Profit (Loss)...............................................................        $ 1          $ 1
                                                                                     ---          ---
Equity Earnings from Affiliates..............................................        $10          $14
                                                                                     ===          ===
     Charges included in Equity Earnings from Affiliates.....................        $--          $--
                                                                                     ===          ===
-------------------------------------------------------------------------------------------------------

         Equity earnings from affiliates decreased by $4 million in the first quarter 2006 as compared to the first quarter 2005. This decline was primarily a result of the sale of the Astaris joint venture in the fourth quarter 2005 and lower selling prices and sales volumes at the Flexsys joint venture in the first quarter 2006 in comparison to the first quarter 2005.

Interest Expense

-------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                       ---------
(dollars in millions)                                                               2006         2005
                                                                                    ----         ----

Interest Expense.............................................................       $23           $22
                                                                                    ===           ===
     Charges included in Interest Expense....................................       $(1)          $--
                                                                                    ===           ===
-------------------------------------------------------------------------------------------------------

         The $1 million, or 5 percent, increase in interest expense in the first quarter 2006 in comparison to the first quarter 2005 resulted principally from the write-off of unamortized debt issuance costs of $1 million in the first quarter 2006 related to the DIP facility amendment in March 2006. See the below Financial Condition and Liquidity section for further description of the DIP facility amendment.

Reorganization Items, net

-------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                       ---------
(dollars in millions)                                                               2006         2005
                                                                                    ----         ----

Reorganization Items, net....................................................       $ 14         $  5
                                                                                    ====         ====
     Reorganization Items, net included in Reportable Segment Profit (Loss)..       $  4         $ 18
                                                                                    ====         ====
-------------------------------------------------------------------------------------------------------

         Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the first quarter 2006 included $12 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $2 million of net gain for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; $2 million of expense provisions related to
(i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and $2 million of other reorganization charges primarily involving costs incurred with the shut-down of Solutia's acrylic fibers business.

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

Income Tax Expense

-------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                       ---------
(dollars in millions)                                                               2006         2005
                                                                                    ----         ----

Income Tax Expense.........................................................         $ 2          $ 7
                                                                                    ===          ===
-------------------------------------------------------------------------------------------------------

         Solutia's income tax expense in the first quarter 2006 and 2005 was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the three months ended March 31, 2006 and 2005. Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances. See Note 14 of Solutia's 2005 Form 10-K for additional information concerning the Company's deferred tax assets and changes in valuation allowances due to Solutia's Chapter 11 filing. The $5 million decrease in income tax expense in the first quarter 2006 as compared to the first quarter 2005 was primarily a result of a non-consolidated equity affiliate surrendering a prior year loss that will be used to offset a foreign subsidiary's taxable income in the United Kingdom, as well as lower foreign income.

Summary of Events Affecting Comparability

         In the first quarter 2006 and 2005 certain events affecting comparability were recorded in Reorganization Items, net in the Statement of Consolidated Operations. A comparison of reorganization items for these periods is provided in the above Results of Operations section, as well as
Note 2 to the accompanying consolidated financial statements. Charges recorded in the first quarter 2006 and other events affecting comparability recorded outside of reorganization items have been summarized in the table below (dollars in millions). All events affecting comparability for the first quarter 2005 were recorded entirely in Reorganization Items, net.

                                                                                 2006
                                                  ------------------------------------------------------------------
              INCREASE/(DECREASE)                    PERFORMANCE
                                                    PRODUCTS AND        INTEGRATED         CORPORATE/
                                                      SERVICES            NYLON              OTHER     CONSOLIDATED
                                                      --------            -----              -----     ------------

IMPACT ON:

Cost of goods sold..........................           $ --               $ --                $  9         $  9     (a)
                                                  ------------------------------------------------------------------
OPERATING INCOME IMPACT.....................             --                 --                  (9)          (9)

Interest expense ...........................             --                 --                  (1)          (1)    (b)
Loss on debt modification...................             --                 --                  (8)          (8)    (b)
                                                  ------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.............           $ --               $ --                $(18)         (18)
                                                  ====================================================
Income tax impact...........................                                                                  2     (c)
                                                                                                       -------------
AFTER-TAX INCOME STATEMENT IMPACT...........                                                               $(16)
                                                                                                           ====

    2006 EVENTS
    -----------
    a) Environmental charge precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. that will likely result in the cessation of operations at that site ($9 million pre-tax and $7 million after-tax).

    b) Solutia recorded a charge of approximately $8 million (pre-tax and after-tax) to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value. In addition, $1 million (pre-tax and after-tax) of unamortized debt issuance costs associated with the DIP facility were written off at the time of modification in March 2006. See the below Financial Condition and Liquidity section for further description of the DIP facility amendment.



    c) With the exception of item (a) above, which primarily relates to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

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

Financial Analysis

         Solutia used its existing cash on-hand to finance operating needs and capital expenditures during the first quarter 2006. Cash used in operations was $65 million in the first quarter 2006, a change of $5 million from $70 million used in operations for the comparable period of 2005. This change in cash used in operations was primarily attributable to changes in working capital items in comparing the first quarter 2006 and 2005.

         Capital spending increased $11 million to $25 million in the first quarter 2006, compared to $14 million in the first quarter 2005. The expenditures in the first quarter 2006 were primarily to fund certain growth initiatives in the Performance Products and Services segment, as well as various capital improvements and certain cost reduction projects.

         Net cash used for the acquisition of Quimica (as described in Note 4 to the accompanying consolidated financial statements) totaled $16 million and consisted of approximately $20 million cash paid less approximately $4 million of cash acquired. There were no acquisitions in the three months ended March 31, 2005.

         Total debt of $1,569 million as of March 31, 2006, including $668 million subject to compromise and $901 million not subject to compromise, increased by $354 million as compared to $1,215 million at December 31, 2005, including $668 million subject to compromise and $547 million not subject to compromise. This increase in total debt resulted primarily from $350 million of additional borrowings from Solutia's DIP facility in the first quarter 2006, of which $300 million resulted from the March 2006 amendment to the DIP facility (as described below). In addition, as a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of March 31, 2006, with the exception of its DIP credit facility and Euronotes.

         Solutia's working capital decreased by $42 million to ($46) million at March 31, 2006, compared to ($4) million at December 31, 2005. The change was primarily a result of higher short-term debt, partially offset by higher cash on-hand and the seasonal increase in working capital as of March 31, 2006.

         Solutia had a shareholders' deficit of $1,475 million at March 31, 2006 compared to $1,454 million at December 31, 2005. The $21 million increase in shareholders' deficit principally resulted from the $22 million first quarter 2006 net loss; partially offset by the $1 million decrease in accumulated other comprehensive losses.

         The weighted average interest rate on Solutia's total debt outstanding was approximately 8.7 percent at both March 31, 2006 and December 31, 2005, respectively. Excluding debt subject to compromise, with the exception of the 11.25 percent notes due 2009 on which the bankruptcy court has permitted continued payments of the contractual interest, the weighted average interest rate on total debt was 9.3 percent at March 31, 2006 compared to 9.8 percent at December 31, 2005. While operating as a debtor-in-possession during the Chapter 11 proceedings, Solutia has ceased paying interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in each of the first quarter 2006 and 2005 was approximately $8 million.

         At March 31, 2006, Solutia's total liquidity was $426 million in the form of $84 million of availability under the DIP credit facility and approximately $342 million of cash on-hand, of which $109 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings. In comparison, Solutia's total liquidity at December 31, 2005 was $238 million in the form of $131 million of availability under the DIP credit facility and approximately $107 million of cash on-hand, of which $89 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings. The increase in cash on-hand was primarily a result of the DIP amendment in March 2006 and will be used for ongoing operations and to fund upcoming mandatory pension contributions as described below.

         According to IRS funding rules, Solutia will be required to make approximately $179 million in pension contributions to its U.S. qualified pension plan in 2006 assuming Congress extends the interest rate relief provision currently proposed. If this relief is not granted, required contributions in 2006 would be approximately $195 million. Approximately $9 million of these required 2006 contributions were made in the first quarter 2006. Solutia also expects to be required to fund approximately $5 million in pension contributions for its foreign pension plans in 2006.

DIP Amendment

         On March 17, 2006, Solutia amended its DIP financing facility with bankruptcy court approval. This amendment, among other things, (i) increased the DIP facility from $525 million to $825 million; (ii) extended the term of the DIP facility from June 19, 2006 to March 31, 2007; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; (vi) allowed refinancing of, and certain amendments to, Solutia Europe S.A./N.V.'s outstanding Euronotes; and (vii) amended certain financial and other covenants. The amendment also contains a number of other changes and other modifications required to make the remaining terms of the DIP facility consistent with the amendments set forth above.

         Solutia analyzed the modifications of the DIP facility in March 2006 in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 02-04, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and recorded a charge of approximately $8 million to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value. In addition, $1 million of unamortized debt issuance costs associated with the DIP facility were written off at the time of modification in March 2006.

CONTINGENCIES

         See Note 9 to the accompanying consolidated financial statements for a summary of Solutia's contingencies as of March 31, 2006.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         There have been no material changes in market risk exposures during the first quarter 2006 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on page 47 of Solutia's Form 10-K for the year-ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

         During the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. There were no changes in Solutia's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings in Solutia's Bankruptcy Case
----------------------------------------------

         JPMorgan Adversary Proceeding. As described in Solutia's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K"), on May 27, 2005, JPMorgan, as indenture trustee under the indenture for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding (the "JPM Proceeding") against Solutia in the Chapter 11 Cases. In its adversary proceeding, JPMorgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged security interests lacked adequate protection. Both Solutia and JPMorgan filed summary judgment motions with the Bankruptcy Court on April 14, 2006. The Bankruptcy Court has scheduled a trial of the JPM Proceeding to commence on May 23, 2006.

         Equity Committee Adversary Proceeding Against Monsanto and Pharmacia. As described in the 2005 Form 10-K, on March 7, 2005, the Equity Committee filed a complaint against Pharmacia and Monsanto and objections to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case (the "Equity Committee Complaint"). In the Equity Committee Complaint, the Equity Committee seeks to avoid certain obligations assumed by Solutia at the time of its spinoff from Pharmacia. The Equity Committee Complaint alleges that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. Pharmacia and Monsanto filed a motion to dismiss the Equity Committee Complaint for, among other things, lack of standing or, in the alternative, to stay the adversary proceeding. On August 4, 2005, the Debtors filed with the Bankruptcy Court their Statement and Reservation of Rights in Response to the Equity Committee's Complaint and Objection to Claims, in which the Debtors expressed their view that the issues and disputes raised in the Equity Committee Complaint would be resolved through the Plan confirmation process. During a hearing on April 11, 2006, the Bankruptcy Court issued a bench ruling denying Pharmacia and Monsanto's motion to dismiss the Equity Committee Complaint.

Flexsys Related Litigation
--------------------------

         Solutia's 2005 Form 10-K described a federal court action, captioned Pearman, Benson and Immerman v. Crompton Corp., Flexsys, Solutia Inc., et al., by indirect purchasers of rubber chemicals against Solutia, Flexsys, a 50/50 joint venture between Solutia and Akzo Nobel N.V. and a number of other companies producing rubber chemicals. On April 28, 2006, Solutia received notice that this case was voluntarily dismissed, without prejudice, by the plaintiffs.

Cash Balance Plan Litigation
----------------------------

         As described in the 2005 Form 10-K, since October 2005, three cases have been filed by participants in the Solutia Inc. Employees' Pension Plan alleging that the Pension Plan: (1) violates the Employee Retirement Income Security Act of 1974 ("ERISA") prohibitions on reducing rates of benefit accrual based on age; (2) results in the impermissible forfeiture of accrued benefits under ERISA; (3) violates ERISA's present value calculation rules for determining lump sum distributions; and (4) violates the minimum accrual requirements of ERISA. The cases were captioned Davis, et. al. v. Solutia, Inc. Employees' Pension Plan (filed in the United States District Court for the Southern District of Illinois, Case No. 3:05-CV-00736-DRH & PMF), Scharringhausen, et. al. v. Solutia, Inc. Employees' Pension Plan, et al. (originally filed in the United States District Court for the Eastern District of Missouri, Case No. 4:05-CV-02210-HEA and later voluntarily dismissed and refiled in the United States District Court for the Southern District of Illinois, Case No. 3:06-CV-00099-DRH & PMF) and Juanita Hammond, et. al. v. Solutia, Inc. Employees' Pension Plan (filed in the United States District Court for the Southern District of Illinois, Case No. 3:06-000139-DRH & PMF). None of the Debtors, and, except for the Solutia Inc. Employee Benefits Plans Committee which was named in the Scharringhausen case, no individual or entity other than the Pension Plan, has been named as a defendant in any of these cases. The plaintiffs in each of these cases sought to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Pension Plan for whose pension benefits the Pension Plan is responsible. The Pension Plan, and in the case of the Scharringhausen case, the Employee Benefits Plans Committee, has moved to dismiss all three actions for plaintiffs' failure to exhaust administrative remedies and failure to join necessary and indispensable parties.

         The Scharringhausen plaintiffs have moved to intervene in the Davis action and to consolidate the Davis, Scharringhausen and Hammond cases. The Hammond plaintiff has moved to consolidate the three cases and the Pension Plan has responded by agreeing that it should not be required to defend itself against three cases. The Davis plaintiffs have intervened in the Scharringhausen and Hammond cases and moved to stay or dismiss those later-filed cases, rather than consolidating them with the Davis case. The plaintiffs' counsel in the Davis, Scharringhausen and Hammond cases each have sought appointment as interim lead class counsel. In response to these motions, on April 24, 2006, the Scharringhausen plaintiffs voluntarily dismissed their case. The Pension Plan intends to continue to vigorously defend itself against any and all claims asserted in the Davis and Hammond litigation.

Other Legal Proceedings
-----------------------

         Dickerson v. Feldman. Solutia's 2005 Form 10-K described a class action captioned Dickerson v. Feldman, et al., which was filed in the U.S. District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee, alleging breach of fiduciary duty under ERISA and seeking to recover alleged losses in the Solutia Inc. Savings and Investment Plan ("SIP") arising from the alleged imprudent investment of SIP assets in Solutia's common stock during the period from December 16, 1998 through the date the action was filed. Solutia was not named as a defendant, but the plaintiff in Dickerson filed a proof of claim for $269 million against Solutia in the Bankruptcy Court.

            On March 30, 2006, the District Court granted the defendants' motion to dismiss on grounds that the Dickerson plaintiffs lacked standing to sue and that the complaint failed to state a claim on which relief may be granted. The dismissal of Dickerson's cause of action resulted in dismissal of the entire purported class action, including claims asserted on behalf of the unnamed purported class members. On April 3, 2006 Dickerson filed an appeal of this dismissal with the United States Court of Appeals for the Second Circuit.

            Abbatiello v. Monsanto, Pharmacia and Solutia. As described in the 2005 Form 10-K, on January 3, 2006, Solutia received notice that an action, captioned Michael Abbatiello et al. v. Monsanto Company, Pharmacia
Corporation and Solutia Inc. (the "GE Litigation"), was filed on December
26, 2005 in the Supreme Court of the State of New York. The action was filed on behalf of 590 current General Electric employees who work at its Schenectady, New York plant and states eleven separate causes of action alleging that General Electric purchased various PCB containing products from Monsanto which were used in the manufacture of a variety of products including electric motors, generators, gas turbines, wire and cable, insulating materials and microwave tubes. PCBs were later detected in various locations, including retention ponds, ground water, and water treatment centers on the approximately 628 acre site. The plaintiffs are seeking $1 billion in compensatory damages and $1 billion in punitive damages for each cause of action for a total of $2 billion dollars. Solutia is evaluating the merits of the GE Litigation and the potential liability, including costs of defense, that might result. The GE Litigation is automatically stayed as to Solutia pursuant to Section 362 of the U.S. Bankruptcy Code.

ITEM 6.  EXHIBITS

           See the Exhibit Index at page 47, of this report.

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

                                          SOLUTIA INC.
                                          --------------------------
                                          (Registrant)


                                          /s/ TIMOTHY J. SPIHLMAN
                                          --------------------------
                                          (Vice President and Controller)
                                          (On behalf of the Registrant and as
                                          Principal Accounting Officer)





Date: May 1, 2006

                                EXHIBIT INDEX

         These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

10.1 Form of Agreement by and between Solutia Inc., CPFilms, Inc. and Kent J. Davies (incorporated by reference to Exhibit 10(y) of Solutia's Form 10-K filed March 15, 2006)

10.2 Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 of Solutia's Form 8-K filed on February 21, 2006)

10.3 Debtors' Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed on February 21, 2006)

10.4    Revised Exhibit D to Debtors' Disclosure Statement Pursuant to
        Section 1125 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 of Solutia's Form 8-K filed on February 27, 2006)

10.5 Amendment No. 4 to Financing Agreement and Waiver dated as of March 17, 2006 amending the Debtor-in-Possession Financing Agreement dated January 16, 2004 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed on March 17,
        2006)

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