Form 10-Q
period 2006-06-30
SOLUTIA INC
filed 2006-08-02
CIK 1043382

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (314) 674-1000
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                      -----   ----

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER" AND "LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT (CHECK ONE):

  LARGE ACCELERATED FILER      ACCELERATED FILER  X   NON-ACCELERATED FILER    .
                          ---                    ---                        ---

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT. YES     NO  X
                                               ---    ---

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                       OUTSTANDING AT
                    CLASS                              JUNE 30, 2006
                    -----                              -------------

       COMMON STOCK, $0.01 PAR VALUE                104,459,578 SHARES
       -----------------------------                ------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENT OF OPERATIONS
           (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                THREE MONTHS                 SIX MONTHS
                                                                               ENDED JUNE 30,              ENDED JUNE 30,
                                                                               --------------              --------------
                                                                              2006        2005            2006          2005
                                                                              ----        ----            ----          ----
NET SALES ..........................................................         $ 765          $ 730       $ 1,443       $ 1,444
Cost of goods sold .................................................           635            629         1,239         1,241
                                                                             -----          -----       -------       -------
GROSS PROFIT .......................................................           130            101           204           203
Marketing expenses .................................................            35             34            68            66
Administrative expenses ............................................            23             24            44            46
Technological expenses .............................................            12             11            24            22
Amortization expense ...............................................             1             --             1            --
                                                                             -----          -----       -------       -------
OPERATING INCOME ...................................................            59             32            67            69
Equity earnings from affiliates ....................................            11             21            21            35
Interest expense (a) ...............................................           (27)           (22)          (50)          (44)
Other income, net ..................................................             4              4             7             5
Loss on debt modification ..........................................            --             --            (8)           --
Reorganization items, net ..........................................           (18)           (15)          (32)          (20)
                                                                             -----          -----       -------       -------
INCOME BEFORE INCOME TAX EXPENSE ...................................            29             20             5            45
Income tax expense .................................................             5              7             7            13
                                                                             -----          -----       -------       -------
INCOME (LOSS) FROM CONTINUING OPERATIONS ...........................            24             13            (2)           32
Income from Discontinued Operations, net of tax ....................             4              1             8             3
                                                                             -----          -----       -------       -------
NET INCOME .........................................................         $  28          $  14       $     6       $    35
                                                                             =====          =====       =======       =======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Income (Loss) from Continuing Operations ...........................         $0.23          $0.12       ($ 0.02)      $  0.30
Income from Discontinued Operations ................................          0.04           0.01          0.08          0.03
                                                                             -----          -----       -------       -------
Net Income .........................................................         $0.27          $0.13        $ 0.06       $  0.33
                                                                             =====          =====       =======       =======

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING ..............         104.5          104.5         104.5         104.5
                                                                             =====          =====       =======       =======

(a) Interest expense excludes unrecorded contractual interest expense of $8 for the three months ended June 30, 2006 and 2005, and $16 for the six months ended June 30, 2006 and 2005.

See accompanying Notes to Consolidated Financial Statements.

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                        THREE MONTHS                SIX MONTHS
                                                                       ENDED JUNE 30,             ENDED JUNE 30,
                                                                       --------------             --------------
                                                                     2006         2005          2006          2005
                                                                     ----         ----          ----          ----
NET INCOME .................................................        $  28        $  14         $   6         $  35
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized loss on derivative instruments ..............           --           --            (1)           --
Currency translation adjustments ...........................           10           (2)           12            (7)
                                                                    -----        -----         -----         -----
COMPREHENSIVE INCOME .......................................        $  38        $  12         $  17         $  28
                                                                    =====        =====         =====         =====

See accompanying Notes to Consolidated Financial Statements.

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       2006                 2005
                                                                                       ----                 ----
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............................................             $   265              $   107
Trade receivables, net of allowances of $8 and $7 in 2006 and 2005 ......                 347                  246
Miscellaneous receivables ...............................................                  90                   95
Inventories .............................................................                 263                  254
Prepaid expenses and other assets .......................................                  29                   34
Assets of discontinued operations .......................................                  84                   69
                                                                                      -------              -------
TOTAL CURRENT ASSETS ....................................................               1,078                  805
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
     $2,545 in 2006 and $2,482 in 2005 ..................................                 772                  770
INVESTMENTS IN AFFILIATES ...............................................                 213                  205
GOODWILL ................................................................                  89                   76
IDENTIFIED INTANGIBLE ASSETS, net .......................................                  32                   28
OTHER ASSETS ............................................................                 105                  100
                                                                                      -------              -------
TOTAL ASSETS ............................................................             $ 2,289              $ 1,984
                                                                                      =======              =======

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ........................................................             $   197              $   218
Accrued liabilities .....................................................                 245                  223
Short-term debt .........................................................                 700                  300
Liabilities of discontinued operations ..................................                  30                   26
                                                                                      -------              -------
TOTAL CURRENT LIABILITIES ...............................................               1,172                  767
LONG-TERM DEBT ..........................................................                 210                  247
OTHER LIABILITIES .......................................................                 260                  248
                                                                                      -------              -------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE .............................               1,642                1,262

LIABILITIES SUBJECT TO COMPROMISE .......................................               2,084                2,176

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2006 and 2005 .........................                   1                    1
    Additional contributed capital ......................................                  56                   56
    Treasury stock, at cost (13,941,057 shares in 2006 and 2005) ........                (251)                (251)
Net deficiency of assets at spinoff .....................................                (113)                (113)
Accumulated other comprehensive loss ....................................                 (82)                 (93)
Accumulated deficit .....................................................              (1,048)              (1,054)
                                                                                      -------              -------
TOTAL SHAREHOLDERS' DEFICIT .............................................              (1,437)              (1,454)
                                                                                      -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .............................             $ 2,289              $ 1,984
                                                                                      =======              =======

See accompanying Notes to Consolidated Financial Statements.

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       -----------------------
                                                                                       2006               2005
                                                                                       ----               ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income ...............................................................                6               $  35
Adjustments to reconcile net income to Cash From Operations:
     Income from discontinued operations, net of tax .....................               (8)                 (3)
     Depreciation and amortization .......................................               57                  56
     Restructuring expenses and other charges (gains).....................               (1)                 --
     Amortization of deferred credits ....................................               (4)                 (4)
     Other, net ..........................................................               --                  (1)
     Deferred Income Taxes ...............................................                1                   6
     Equity earnings from affiliates .....................................              (21)                (35)
     Changes in assets and liabilities:
          Income taxes payable ...........................................               (1)                (16)
          Trade receivables ..............................................             (102)                (10)
          Inventories ....................................................               (3)                (10)
          Accounts payable ...............................................              (14)                (18)
          Liabilities subject to compromise ..............................              (72)                (23)
          Other assets and liabilities ...................................               36                  (7)
                                                                                      -----               -----
CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS ................             (126)                (30)
CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS ..........                2                   4
                                                                                      -----               -----
CASH USED IN OPERATING ACTIVITIES ........................................             (124)                (26)
                                                                                      -----               -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases ..................................              (41)                (27)
Acquisition and investment payments ......................................              (16)                 --
Investment and property disposals ........................................               --                   2
                                                                                      -----               -----
CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS ................              (57)                (25)
CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS ..............               (2)                 (2)
                                                                                      -----               -----
CASH USED IN INVESTING ACTIVITIES ........................................              (59)                (27)
                                                                                      -----               -----

FINANCING ACTIVITIES:
Net change in short-term debt obligations ................................              350                  --
Net change in cash collateralized letters of credit ......................               --                  17
Deferred debt issuance costs .............................................               (9)                 --
                                                                                      -----               -----
CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS ............              341                  17
                                                                                      -----               -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................              158                 (36)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR ........................................................              107                 115
                                                                                      -----               -----
END OF PERIOD ............................................................            $ 265               $  79
                                                                                      =====               =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for reorganization items ...................................            $ (31)              $ (30)
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

      On January 16, 2004, pursuant to authorization from the Bankruptcy Court, Solutia entered into a $525 DIP credit facility. This DIP facility consisted of
(i) a $50 multiple draw term loan; (ii) a $300 single draw term loan, which was drawn in full on the effective date of the facility; and (iii) a $175 borrowing-based revolving credit facility, which includes a $150 letter of credit subfacility. The DIP credit facility was subsequently amended on March 1, 2004, July 20, 2004 and June 1, 2005. A fourth amendment was entered into on March 17, 2006, all with Bankruptcy Court approval. The fourth amendment, among other things, (i) increased the DIP facility from $525 to $825; (ii) extended the term of the DIP facility from June 19, 2006 to March 31, 2007; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; (vi) allowed refinancing of, and certain amendments to, Solutia Europe S.A./N.V.'s outstanding Euronotes; and (vii) amended certain financial and other covenants. The fourth amendment also contains a number of other modifications required to make the remaining terms of the DIP facility consistent with the amendments set forth above.

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

      On February 14, 2006, the Debtors filed with the Bankruptcy Court their Joint Plan of Reorganization (the "Plan") and Disclosure Statement (the
"Disclosure Statement"). The Plan and Disclosure Statement along with the Relationship Agreement (as defined below) and the Retiree Settlement Agreement, entered into among Solutia, the Official Committee of Unsecured Creditors (the "Unsecured Creditors' Committee") and Official Committee of Retirees appointed in the Debtors' Chapter 11 Cases (the "Retirees' Committee"), Monsanto Company ("Monsanto"), certain retirees and the other parties thereto (the "Retiree Settlement"), set forth the terms of a global settlement (the "Global Settlement") between Solutia, the Unsecured Creditors' Committee, the Retirees' Committee, Monsanto and Pharmacia. The Global Settlement provides for, among other things, the reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and the treatment various constituencies in the Chapter 11 Cases will receive under the Plan. The Disclosure Statement contains a description of the events that led up to the Debtors' bankruptcy filings, the actions the Debtors have taken to improve their financial situation while in bankruptcy and a current description of the Debtors' businesses. The reallocation of liabilities between Solutia and Monsanto is set forth in a Relationship Agreement (the "Relationship Agreement") to be entered into between Solutia and Monsanto upon confirmation of the Plan. The Relationship Agreement was filed with the Bankruptcy Court on February 14, 2006 as an exhibit to the Plan.

      Solutia also issued a press release on February 14, 2006 announcing the filing of the Plan and Disclosure Statement with the Bankruptcy Court. The press release was furnished to the Securities and Exchange Commission in a Form 8-K filed on February 14, 2006. The Plan, including the Relationship Agreement and Retiree Settlement Agreement, and the Disclosure Statement were furnished as exhibits to a Form 8-K filed on February 21, 2006.

      The Plan, which incorporates the Relationship Agreement and Retiree Settlement, is subject to approval by the Bankruptcy Court in accordance with the Bankruptcy Code as well as various other conditions and contingencies, some of which are not within the control of Solutia, and therefore are subject to change and are not binding upon any party. The Disclosure Statement remains subject to change pending a hearing in the Bankruptcy Court to consider the legal adequacy of the Disclosure Statement. Once the Disclosure Statement is approved by the Bankruptcy Court, it will be distributed to all constituencies entitled to vote on the Plan. Solutia cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court, or any disclosure statement ultimately approved by the Bankruptcy Court, will be consistent with the terms of the Plan and Disclosure Statement. The previously scheduled Disclosure Statement hearing has been cancelled and, based on comments from the Bankruptcy Court, Solutia anticipates that a hearing on the Disclosure Statement will not take place until after the Bankruptcy Court makes a ruling in the JPM Proceeding (as described in Note 9).

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

      The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited consolidated financial statements. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications of prior year's financial information have been made to conform to the 2006 presentation.

Condensed Consolidating Financial Statements

      Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and June 30, 2005 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2006

                                                                SOLUTIA AND       SUBSIDIARIES                        SOLUTIA AND
                                                              SUBSIDIARIES IN        NOT IN                          SUBSIDIARIES
                                                               REORGANIZATION    REORGANIZATION     ELIMINATIONS     CONSOLIDATED
                                                               --------------    --------------     ------------     ------------
ASSETS
Current assets ...............................................      $   656           $   512          $   (90)          $ 1,078
Property, plant and equipment, net ...........................          658               114               --               772
Investment in subsidiaries and affiliates ....................          465               216             (468)              213
Goodwill and identified intangible assets, net ...............          100                21               --               121
Other assets .................................................           59                46               --               105
                                                                    ------------------------------------------------------------
   TOTAL ASSETS ..............................................      $ 1,938           $   909          $  (558)          $ 2,289
                                                                    ============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities ..........................................      $ 1,098           $   253          $  (179)          $ 1,172
Long-term debt ...............................................           --               210               --               210
Other liabilities ............................................          193                67               --               260
                                                                    ------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE ..................        1,291               530             (179)            1,642

LIABILITIES SUBJECT TO COMPROMISE ............................        2,084                --               --             2,084

TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................       (1,437)              379             (379)           (1,437)
                                                                    ------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .........      $ 1,938           $   909          $  (558)          $ 2,289
                                                                    ============================================================

     CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

                                                                SOLUTIA AND       SUBSIDIARIES                        SOLUTIA AND
                                                              SUBSIDIARIES IN        NOT IN                          SUBSIDIARIES
                                                               REORGANIZATION    REORGANIZATION     ELIMINATIONS     CONSOLIDATED
                                                               --------------    --------------     ------------     ------------
ASSETS
Current assets ...............................................      $   447           $   430          $   (72)          $   805
Property, plant and equipment, net ...........................          674                96               --               770
Investment in subsidiaries and affiliates ....................          388               213             (396)              205
Goodwill and identified intangible assets, net ...............          100                 4               --               104
Other assets .................................................           62                38               --               100
                                                                    ------------------------------------------------------------
   TOTAL ASSETS ..............................................      $ 1,671           $   781          $  (468)          $ 1,984
                                                                    ============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities ..........................................      $   748           $   176          $  (157)          $   767
Long-term debt ...............................................           --               247               --               247
Other liabilities ............................................          201                47               --               248
                                                                    ------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE ..................          949               470             (157)            1,262

LIABILITIES SUBJECT TO COMPROMISE ............................        2,176                --               --             2,176

TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................       (1,454)              311             (311)           (1,454)
                                                                    ------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
     (DEFICIT) ...............................................      $ 1,671           $   781          $  (468)          $ 1,984
                                                                    ============================================================

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2006

                                                         SOLUTIA AND       SUBSIDIARIES                      SOLUTIA AND
                                                      SUBSIDIARIES IN         NOT IN                         SUBSIDIARIES
                                                       REORGANIZATION     REORGANIZATION    ELIMINATIONS     CONSOLIDATED
                                                       --------------     --------------    ------------     ------------
NET SALES ........................................          $ 633             $ 248             $(116)            $ 765
Cost of goods sold ...............................            546               212              (123)              635
                                                            -----------------------------------------------------------
GROSS PROFIT .....................................             87                36                 7               130

Marketing, administrative and technological
expenses .........................................             56                14                --                70
Amortization expense .............................              1                --                --                 1
                                                            -----------------------------------------------------------
OPERATING INCOME .................................             30                22                 7                59

Equity earnings (loss) from affiliates ...........             27                (1)              (15)               11
Interest expense .................................            (21)               (6)               --               (27)
Other income, net ................................             10                 1                (7)                4
Reorganization items, net ........................            (18)               --                --               (18)
                                                            -----------------------------------------------------------
INCOME BEFORE INCOME TAXES .......................             28                16               (15)               29
Income tax expense (benefit) .....................             (1)                5                 1                 5
                                                            -----------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS ................             29                11               (16)               24
Income (loss) from discontinued
operations, net of tax ...........................             (1)                5                --                 4
                                                            -----------------------------------------------------------
NET INCOME .......................................          $  28             $  16             $ (16)            $  28
                                                            ===========================================================

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2006

                                                        SOLUTIA AND        SUBSIDIARIES                      SOLUTIA AND
                                                      SUBSIDIARIES IN         NOT IN                         SUBSIDIARIES
                                                       REORGANIZATION     REORGANIZATION   ELIMINATIONS      CONSOLIDATED
                                                       --------------     --------------   ------------      ------------
NET SALES ......................................           $ 1,190            $ 475            $(222)           $ 1,443
Cost of goods sold .............................             1,063              411             (235)             1,239
                                                           ------------------------------------------------------------
GROSS PROFIT ...................................               127               64               13                204

Marketing, administrative and technological
expenses .......................................               108               28               --                136
Amortization expense ...........................                 1               --               --                  1
                                                           ------------------------------------------------------------
OPERATING INCOME ...............................                18               36               13                 67

Equity earnings (loss) from affiliates .........                52               (2)             (29)                21
Interest expense ...............................               (39)             (11)              --                (50)
Other income, net ..............................                17                3              (13)                 7
Loss on debt modification ......................                (8)              --               --                 (8)
Reorganization items, net ......................               (32)              --               --                (32)
                                                           ------------------------------------------------------------
INCOME BEFORE INCOME TAXES .....................                 8               26              (29)                 5
Income tax expense .............................                 1                6               --                  7
                                                           ------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS .......                 7               20              (29)                (2)
Income (loss) from discontinued
operations, net of tax .........................                (1)               9               --                  8
                                                           ------------------------------------------------------------
NET INCOME .....................................           $     6            $  29            $ (29)            $    6
                                                           ============================================================

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2005

                                                                 SOLUTIA AND       SUBSIDIARIES                       SOLUTIA AND
                                                               SUBSIDIARIES IN        NOT IN                          SUBSIDIARIES
                                                                REORGANIZATION    REORGANIZATION    ELIMINATIONS      CONSOLIDATED
                                                                --------------    --------------    ------------      ------------
NET SALES ...............................................           $   603            $ 227            $(100)           $   730
Cost of goods sold ......................................               541              193             (105)               629
                                                                    ------------------------------------------------------------
GROSS PROFIT ............................................                62               34                5                101

Marketing, administrative and technological
expenses ................................................                54               15               --                 69
                                                                    ------------------------------------------------------------
OPERATING INCOME ........................................                 8               19                5                 32

Equity earnings (loss) from affiliates ..................                32               (1)             (10)                21
Interest expense ........................................               (16)              (6)              --                (22)
Other income, net .......................................                 5                5               (6)                 4
Reorganization items, net ...............................               (12)              (3)              --                (15)
                                                                    ------------------------------------------------------------
INCOME BEFORE INCOME TAXES ..............................                17               14              (11)                20
Income tax expense ......................................                 2                5               --                  7
                                                                    ------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS .......................                15                9              (11)                13
Income (loss) from discontinued
operations, net of tax ..................................                (1)               2               --                  1
                                                                    ------------------------------------------------------------
NET INCOME ..............................................                14               11              (11)                14
                                                                    ============================================================

             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2005

                                                                 SOLUTIA AND       SUBSIDIARIES                       SOLUTIA AND
                                                               SUBSIDIARIES IN        NOT IN                          SUBSIDIARIES
                                                                REORGANIZATION    REORGANIZATION    ELIMINATIONS      CONSOLIDATED
                                                                --------------    --------------    ------------      ------------
NET SALES ...............................................           $ 1,195            $ 452            $(203)           $ 1,444
Cost of goods sold ......................................             1,077              381             (217)             1,241
                                                                    ------------------------------------------------------------
GROSS PROFIT ............................................               118               71               14                203

Marketing, administrative and technological
expenses ................................................               105               29               --                134
                                                                    ------------------------------------------------------------
OPERATING INCOME ........................................                13               42               14                 69

Equity earnings (loss) from affiliates ..................                64               (2)             (27)                35
Interest expense ........................................               (32)             (12)              --                (44)
Other income, net .......................................                10                7              (12)                 5
Reorganization items, net ...............................               (17)              (3)              --                (20)
                                                                    ------------------------------------------------------------
INCOME BEFORE INCOME TAXES ..............................                38               32              (25)                45
Income tax expense ......................................                 2               11               --                 13
                                                                    ------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS .......................                36               21              (25)                32
Income (loss) from discontinued
operations, net of tax ..................................                (1)               4               --                  3
                                                                    ------------------------------------------------------------
NET INCOME ..............................................                35               25              (25)                35
                                                                    ============================================================

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2006

                                                                     SOLUTIA AND       SUBSIDIARIES                     SOLUTIA AND
                                                                   SUBSIDIARIES IN        NOT IN                        SUBSIDIARIES
                                                                    REORGANIZATION    REORGANIZATION    ELIMINATIONS    CONSOLIDATED
                                                                    --------------    --------------    ------------    ------------
Net Cash Provided by (Used in) Operating
Activities ......................................................       $  (143)          $    19          $    --        $  (124)
Net Cash Used in Investing Activities ...........................           (52)               (7)              --            (59)
Net Cash Provided by Financing Activities .......................           333                 8               --            341
                                                                        ---------------------------------------------------------
Net Increase in Cash and Cash Equivalents .......................           138                20               --            158

Cash and Cash Equivalents:
   Beginning of year ............................................            18                89               --            107
                                                                        ---------------------------------------------------------
   End of period ................................................       $   156           $   109          $    --        $   265
                                                                        =========================================================

             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2005

                                                                     SOLUTIA AND       SUBSIDIARIES                     SOLUTIA AND
                                                                   SUBSIDIARIES IN        NOT IN                        SUBSIDIARIES
                                                                    REORGANIZATION    REORGANIZATION    ELIMINATIONS    CONSOLIDATED
                                                                    --------------    --------------    ------------    ------------
Net Cash Provided by (Used in) Operating
Activities ......................................................       $   (41)          $    15          $    --       $   (26)
Net Cash Used in Investing Activities ...........................           (21)               (6)              --           (27)
Net Cash Provided by (Used in) Financing
Activities ......................................................            24                (7)              --            17
                                                                        ---------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
Equivalents .....................................................           (38)                2               --           (36)

Cash and Cash Equivalents:
   Beginning of year ............................................            50                65               --           115
                                                                        ---------------------------------------------------------
   End of period ................................................       $    12           $    67          $    --       $    79
                                                                        =========================================================

Recently Issued Accounting Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 eliminates income taxes from the scope of Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies.

      FIN 48 is effective for fiscal years beginning after December 15, 2006 (i.e., effective January 1, 2007 for Solutia). Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. Solutia is currently evaluating the impact of FIN 48 on the consolidated financial statements.

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

2. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

      Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as a debtor-in-possession. These estimated claims are reflected in the Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of June 30, 2006 and December 31, 2005 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations with claimants, rejection or assumption of executory contracts, determination of value of any collateral securing claims, reconciliation of proofs of claim or other events.

      Solutia has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses; (vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of June 30, 2006 and December 31, 2005, as applicable.

      The amounts subject to compromise consisted of the following items:

                                                                        JUNE 30,   DECEMBER 31,
                                                                          2006         2005
                                                                          ----         ----
      Postretirement benefits (a) .................................      $ 1,028     $ 1,098
      Litigation reserves (b) .....................................          116         136
      Accounts payable (c) ........................................          116         118
      Environmental reserves (d) ..................................           81          82
      Other miscellaneous liabilities .............................           75          74

      6.72% debentures due 2037(e) ................................          150         150
      7.375% debentures due 2027(e) ...............................          300         300
      11.25% notes due 2009 (f) ...................................          223         223
      Other (g) ...................................................           43          43
                                                                         -------     -------
                                                                             716         716
      Unamortized debt discount and debt issuance costs ...........          (48)        (48)
                                                                         -------     -------
           TOTAL DEBT SUBJECT TO COMPROMISE .......................          668         668
                                                                         -------     -------
      TOTAL LIABILITIES SUBJECT TO COMPROMISE .....................      $ 2,084     $ 2,176
                                                                         =======     =======

      (a) Postretirement benefits include Solutia's domestic (i) qualified pension plan liabilities of $462 and $501 as of June 30, 2006 and December 31, 2005, respectively; (ii) non-qualified pension plan liabilities of $19 as of both June 30, 2006 and December 31, 2005; and (iii) other postretirement benefits liabilities of $547 and $578 as of June 30, 2006 and December 31, 2005, respectively. Pursuant to a bankruptcy court order, Solutia made payments with respect to other postretirement obligations of approximately $47 in the six months ended June 30, 2006. Solutia also made $43 of contributions to its qualified pension plan pursuant to IRS funding requirements in the six months ended June 30, 2006.

      (b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of June 30, 2006 and December 31, 2005. During the second quarter 2006 Solutia transferred out of liabilities subject to compromise $20 of litigation reserves related to the PENNDOT litigation matter that were no longer deemed uncertain as a result of a favorable court ruling (as further described in Note 9).

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      (c)   Pursuant  to  bankruptcy  court  orders,   Solutia  settled  certain
            accounts payable liabilities subject to compromise in the six months ended June 30, 2006.

      (d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. See Note 9 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.

      (e) While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the six months ended June 30, 2006 was approximately $16.

      (f) Pursuant to a bankruptcy court order, Solutia is required to continue payments of the contractual interest on its 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code; provided, however, that Solutia's official committee of unsecured creditors (the "Creditors' Committee") has the right at any time, and Solutia has the right at any time after the payment of the contractual interest made in July 2005, to seek to terminate Solutia's obligation to continue making the interest payments. Solutia or the Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after a showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and whether that value is decreasing during the course of Solutia's bankruptcy case. The amount of contractual interest paid with respect to these notes was approximately $13 in the six months ended June 30, 2006, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of June 30, 2006 and December 31, 2005.

      (g)   Represents the debt obligation  incurred upon the  consolidation  of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The obligation represents the synthetic lease arrangement with respect to Solutia's headquarters building.

Reorganization Items, Net

      Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

      Reorganization items, net consisted of the following items:

                                                                       THREE MONTHS               SIX MONTHS
                                                                      ENDED JUNE 30,            ENDED JUNE 30,
                                                                      --------------            --------------

                                                                   2006          2005         2006          2005
                                                                   ----          ----         ----          ----
Professional fees (a) ......................................       $(15)         $(13)        $(27)        $(24)
Severance and employee retention costs (b) .................         (1)           (2)          (3)          (8)
Adjustments to allowed claim amounts (c) ...................         --            --            2          (11)
Settlements of pre-petition claims (d) .....................         --            --           --           29
Other ......................................................         (2)           --           (4)          (6)
                                                                   ----          ----         ----         ----
TOTAL REORGANIZATION ITEMS, NET ............................       $(18)         $(15)        $(32)        $(20)
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

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

3.  STOCK OPTION PLANS

      Solutia has two stock-based incentive plans under which awards are available for grants to officers and employees; the Solutia Inc. 2000 Stock-Based Incentive Plan ("2000 Plan") and the Solutia Inc. 1997 Stock-Based Incentive Plan ("1997 Plan"). The 2000 Plan authorizes up to 5,400,000 shares and the 1997 Plan up to 7,800,000 shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option granted may not exceed 10 years. At June 30, 2006, approximately 2,108,795 shares from the 2000 Plan and 1,954,164 shares from the 1997 Plan remained available for grants.

      During the six months ended June 30, 2006, no options were granted to current executive officers and other senior executives as a group, or to other employees. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 3,011,000, and those to other employees totaled 10,016,592, through June 30, 2006. The options granted to Solutia's executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

      The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's board of directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors. Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At June 30, 2006, 25,174 shares of Solutia's common stock remained available for grants under the plan. There were no options or deferred shares granted in the six months ended June 30, 2006 as all non-employee director compensation is now paid in cash.

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

      There were no options granted or exercised during the six months ended June 30, 2006. Accordingly, no compensation cost with respect to such activities was recognized in the Statement of Consolidated Operations in the six months ended June 30, 2006. However, to the extent that the remaining service periods of unvested options granted prior to January 1, 2006 extend past the adoption date of SFAS No. 123(R), the residual unamortized fair value originally calculated for footnote disclosures required under SFAS No. 123, net of estimated forfeitures, is now recognized on a straight-line basis over such remaining periods. Compensation cost and all related effects within the Statement of Consolidated Operations and Statement of Consolidated Cash Flows associated with these unvested

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

options was less than $1 during the six months ended June 30, 2006. Additionally, there was less than $1 of total unrecognized compensation cost related to these unvested options as of June 30, 2006 to be recognized over a weighted-average recognition period of less than one year.

      Prior to January 1, 2006, Solutia applied SFAS No. 123 as amended by SFAS No. 148, which allowed Solutia to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost was recognized for Solutia's option plans in the Statement of Consolidated Operations during such periods, as all options granted under the plans had an exercise price equal to the market value of Solutia's stock on the date of the grant. The effect would have been less than $1 on net income and no change on income per share had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, consistent with SFAS No. 123, for the six months ended June 30, 2005.

      A summary of Solutia's stock option plans for the six months ended June 30, 2006 is as follows:

                                                                                          WEIGHTED-
                                                                         WEIGHTED-         AVERAGE       AGGREGATE
                                                                         AVERAGE          REMAINING      INTRINSIC
                                                       OPTIONS       EXERCISE PRICE   CONTRACTUAL LIFE    VALUE (A)
                                                     ---------------------------------------------------------------
Outstanding at January 1, 2006 ................       17,323,551       $     15.80               --               --
   Granted ....................................               --              0.00               --               --
   Exercised ..................................               --              0.00               --               --
   Expired ....................................         (947,076)            15.33               --               --
                                                     ---------------------------------------------------------------
Outstanding at March 31, 2006  ................       16,376,475       $     15.82              1.7      $      (253)
   Granted ....................................               --              0.00               --               --
   Exercised ..................................               --              0.00               --               --
   Expired ....................................       (2,667,774)            16.49               --               --
                                                     ---------------------------------------------------------------
Outstanding at June 30, 2006 ..................       13,708,701       $     15.68              1.8      $      (209)
                                                     ===============================================================

Exercisable at June 30, 2006 ..................       13,415,802       $     15.96              1.7      $      (208)

      (a) Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of Solutia's common stock as of the reporting date.

4. ACQUISITION AND DIVESTITURE

Discontinued Operations

      On May 23, 2006, Solutia's wholly-owned subsidiary, Solutia Europe S.A./N.V. ("SESA"), agreed to sell its pharmaceutical services business to Dishman Pharmaceuticals & Chemicals Ltd. ("Dishman") pursuant to a Stock and Asset Purchase Agreement dated as of May 23, 2006 between SESA and Dishman. Under the terms of the agreement, Dishman has agreed to purchase 100 percent of the stock of the pharmaceutical services business, as well as certain other assets used in the pharmaceutical services business, for approximately $75, subject to certain purchase price adjustments. Dishman has also agreed to assume substantially all of the liabilities relating to the pharmaceutical services business, other than certain liabilities that arise prior to the closing of the transaction and liabilities under certain employment agreements. SESA has agreed, subject to certain exceptions, that for a period of three years after the closing of the transaction neither it nor its affiliates will compete with the business of the pharmaceutical services business or solicit for employment certain employees of the pharmaceutical services business and their current affiliates. The transaction is anticipated to close in the third quarter 2006.

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      The pharmaceutical services business is a component of the Performance Products segment. Based upon the current transaction terms, Solutia expects to record a gain on the sale of the pharmaceutical services business in the range of approximately $45 to $55. Further, approximately (euro) 40 million, or approximately $50, of the proceeds from the sale are required to pay down the
(euro) 200 million facility entered into on July 26, 2006 and closed on August 1, 2006 (as described in Note 13).

      As the transaction is expected to close in the third quarter 2006, the assets and liabilities of the discontinued operations have been classified as current in the Consolidated Statement of Financial Position at June 30, 2006 and December 31, 2005. The carrying amounts of assets and liabilities from discontinued operations consisted of the following:

                                                                          JUNE 30,      DECEMBER 31,
                                                                            2006           2005
                                                                            ----           ----
ASSETS:
Trade receivables ....................................................      $   8          $   7
Miscellaneous receivables ............................................          2              1
Inventories ..........................................................         20             13
Prepaid expenses and other assets ....................................          2              1
Property, plant and equipment, net ...................................         35             34
Identified intangible assets, net ....................................          7              7
Other assets .........................................................         10              6
                                                                            -----          -----
         Assets of discontinued operations ...........................      $  84          $  69
                                                                            =====          =====

LIABILITIES:
Accounts payable .....................................................      $   3          $   4
Accrued liabilities ..................................................         21             17
Other liabilities ....................................................          6              5
                                                                            -----          -----
         Liabilities of discontinued operations ......................      $  30          $  26
                                                                            =====          =====

      The operating results of the pharmaceutical services business have been reported separately as discontinued operations, net of tax, in the Consolidated Statement of Operations for each period presented. Net sales and income from discontinued operations are as follows:

                                                                        THREE MONTHS           SIX MONTHS
                                                                        ENDED JUNE 30,       ENDED JUNE 30,
                                                                        --------------       --------------

                                                                       2006        2005      2006       2005
                                                                       ----        ----      ----       ----
      Net sales ..............................................         $ 15         $17      $ 37       $36
      Income (loss) before income taxes ......................           (1)          1         3         4
      Income tax expense (benefit) ...........................           (5)         --        (5)        1
                                                                       ----         ---      ----       ---
      INCOME FROM DISCONTINUED OPERATIONS ....................         $  4         $ 1      $  8       $ 3
                                                                       ====         ===      ====       ===

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

      The allocation of purchase price to the assets and liabilities acquired or assumed resulted in Solutia's acquisition or assumption of total current assets of $18, non-current assets of $32, goodwill of $5, amortizable contract-based intangible assets of $4, current liabilities of $11 and non-current liabilities of $7. The contract-based intangible assets are being amortized over their estimated useful lives of 5 years. Results of operations for Quimica were included in Solutia's results of operations from the acquisition date in the Performance Products segment. The results of operations for the acquired business were not material to Solutia's consolidated results of operations.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

      Goodwill of $89 and $76 at June 30, 2006 and December 31, 2005, respectively, was allocated to the Performance Products segment. This $13 increase in goodwill as of June 30, 2006 was a result of the Quimica acquisition (as further described in Note 4), of which $5 resulted from the 2006 acquisition and $8 resulted from the original acquisition in 1996 that was previously accounted for under the equity method of accounting.

Identified Intangible Assets

      Identified  intangible  assets  generally are comprised of (i) amortizable contract-based intangible assets with finite useful lives, and (ii) indefinite-lived trademarks not subject to amortization. These intangible assets are summarized in aggregate as follows:

                                                              JUNE 30, 2006                      DECEMBER 31, 2005
                                                   ----------------------------------   --------------------------------
                                                     GROSS                     NET        GROSS                    NET
                                                   CARRYING    ACCUMULATED   CARRYING   CARRYING   ACCUMULATED  CARRYING
                                                     VALUE    AMORTIZATION     VALUE      VALUE   AMORTIZATION    VALUE
                                                   ----------------------------------   --------------------------------
Amortized intangible assets ..................       $  12       $  (6)       $   6       $   8       $  (6)       $   2
Trademarks ...................................          26          --           26          26          --           26
                                                   ----------------------------------   --------------------------------
TOTAL IDENTIFIED INTANGIBLE
ASSETS .......................................       $  38       $  (6)       $  32       $  34       $  (6)       $  28
                                                   ==================================   ================================

      There were no changes to amortizable lives or methods during the six months ended June 30, 2006. In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $2 annually from 2006 through 2010.

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                 JUNE 30,   DECEMBER 31,
    INVENTORIES                                                    2006         2005
                                                                   ----         ----
    Finished goods ......................................         $ 219        $ 236
    Goods in process ....................................           149          131
    Raw materials and supplies ..........................           100           93
                                                                  -----        -----
    Inventories, at FIFO cost ...........................           468          460
    Excess of FIFO over LIFO cost .......................          (205)        (206)
                                                                  -----        -----
    TOTAL INVENTORIES ...................................         $ 263        $ 254
                                                                  =====        =====

      Inventories at FIFO approximate current cost.

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     JUNE 30,       DECEMBER 31,
      ACCRUED LIABILITIES                                              2006            2005
                                                                       ----            ----
      Wages and benefits ......................................       $   43          $   54
      Accrued rebates and sales returns/allowances ............           18              22
      Accrued interest ........................................           26              23
      Other ...................................................          158             124
                                                                      ------          ------
      TOTAL ACCRUED LIABILITIES ...............................       $  245          $  223
                                                                      ======          ======

7. INVESTMENT IN AFFILIATE

      At June 30, 2006, Solutia participated in one principal 50/50 joint venture, Flexsys Group, comprised of interests in Flexsys Holding B.V., Flexsys America L.P. and Flexsys Rubber Chemicals Ltd. (collectively "Flexsys"), for which Solutia applies the equity method of accounting. Summarized financial information for 100 percent of the Flexsys joint venture is as follows:

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                      ---------------------------------------------------
                                                       2006           2005           2006           2005
                                                       ----           ----           ----           ----
      Net sales .............................         $  161         $  174         $  316         $  334
      Gross profit ..........................             47             60             93            112
      Operating income ......................             32             30             60             61
      Net income ............................             21             22             40             46

8. RESTRUCTURING RESERVES

      Solutia recorded approximately $1 of asset write-downs recorded within Reorganization Items, net in the Performance Products segment during the three months ended June 30, 2006. In addition, Solutia recorded approximately $1 of severance and retraining costs in the three months ended June 30, 2006 principally in Marketing and Administrative expenses involving headcount reductions recorded primarily in the Performance Products segment.

      Solutia recorded approximately $2 of decommissioning and dismantling costs in the six months ended June 30, 2006 as a result of the shut-down of its acrylic fibers business in 2005, and approximately $2 of asset write-downs. These costs were all recorded within Reorganization Items, net with approximately $3 in the Integrated Nylon segment and approximately $1 in the Performance Products segment. In addition, Solutia recorded approximately $3 of severance and retraining costs in the six months ended June 30, 2006 with approximately $2 in Reorganization Items, net, and approximately $1 in Marketing and Administrative expenses involving headcount reductions recorded throughout the organization.

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      A summary of restructuring activity during the three and six months ended June 30, 2006 is as follows:

                                                    DECOMMISSIONING/    EMPLOYMENT       ASSET WRITE-
                                                      DISMANTLING       REDUCTIONS           DOWNS             TOTAL
                                                    -----------------------------------------------------------------
      Balance at December 31, 2005 ..............        $   2             $   2             $  --             $   4
        Charges taken ...........................            2                 2                 1                 5
        Amounts utilized ........................           (2)               (3)               (1)               (6)
                                                    -----------------------------------------------------------------
      Balance at March 31, 2006 .................        $   2             $   1             $  --             $   3
        Charges taken ...........................           --                 1                 1                 2
        Amounts utilized ........................           (1)               (1)               (1)               (3)
                                                    -----------------------------------------------------------------
      BALANCE AT JUNE 30, 2006 ..................        $   1             $   1             $  --             $   2
                                                    =================================================================

      Solutia cannot forecast the level of future restructuring charges due to the inherent uncertainty involved in operating as a debtor-in-possession under Chapter 11 bankruptcy protection.

9. CONTINGENCIES

Litigation

      Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 bankruptcy case. This estimated unsecured claim amount was classified as a liability subject to compromise as of June 30, 2006 and December 31, 2005 in the amount of $116 and $136, respectively.

      Solutia's 2003 Form 10-K/A described a number of legal proceedings in which Solutia was a named defendant or was defending solely due to its indemnification obligations referred to above. Solutia is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, Solutia has ceased reporting on the status of those legal proceedings. The legal proceedings which are in this category are (i) Owens v. Monsanto; (ii) Payton v. Monsanto; (iii) other Anniston cases; and (iv) premises based asbestos litigation.

      Following is a summary of legal proceedings that Solutia or certain of its equity affiliates continue to manage that could result in an outcome that is material to the consolidated financial statements:

LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE

JPMORGAN ADVERSARY PROCEEDING

      On May 27, 2005, JPMorgan, as indenture trustee for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding (the "JPM Proceeding") against Solutia in Solutia's bankruptcy case. In its adversary proceeding, JPMorgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

security interests lacked adequate protection. The JPM Proceeding relates to Solutia's 2002 and 2003 refinancings of its credit facilities. When Solutia refinanced its credit facilities in 2002, the 2027 and 2037 debentures obtained a pro rata secured interest in certain of Solutia's assets as a result of the application of the "equal and ratable" provisions of the Prepetition Indenture. On October 8, 2003, Solutia restructured its credit facilities, reduced its outstanding secured indebtedness below the threshold level that initially triggered the "equal and ratable" provisions of the Prepetition Indenture and, as a result, the 2027 and 2037 debentures returned to their original unsecured status. JPMorgan alleges that the October 8, 2003 refinancing had no effect on the security interests and liens that were created in 2002, and argues further that, even if it did, those liens should be reinstated as a matter of equity. The Unsecured Creditors' Committee and the Ad Hoc Solutia Trade Claims Committee have intervened in the JPM Proceeding in support of Solutia and the Ad Hoc Committee of Solutia Noteholders has intervened in the JPM Proceeding in support of JPMorgan. Trial of the JPM Proceeding concluded on July 10, 2006. Post-trial briefs are expected to be submitted by the parties by August 9, 2006. The
Bankruptcy Court has indicated that it will take at least six weeks after submission of the post-trial briefs to make a ruling in the JPM Proceeding.

EQUITY COMMITTEE ADVERSARY PROCEEDING AGAINST MONSANTO AND PHARMACIA

      On March 7, 2005, the Official Committee of Equity Security Holders ("Equity Committee") in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and objections to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case (the "Equity Committee Complaint"). In the Equity Committee Complaint, the Equity Committee seeks to avoid certain obligations assumed by Solutia at the time of its spinoff from Pharmacia. The Equity Committee Complaint alleges, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced
Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. Pharmacia and Monsanto filed a motion to dismiss the Equity Committee Complaint for, among other things, lack of standing or, in the alternative, to stay the adversary proceeding. On August 4, 2005, the Debtors filed with the Bankruptcy Court their Statement and Reservation of Rights in Response to Equity Committee's Complaint and Objection to Claims, in which the Debtors expressed their view that the issues and disputes raised in the Equity Committee Complaint would be resolved through the Plan confirmation process. During a hearing held on April 11, 2006 the Bankruptcy Court issued a bench ruling denying Pharmacia and Monsanto's motion to dismiss the Equity Committee Complaint. The Ad Hoc Committee of Solutia Noteholders and the Ad Hoc Solutia Trade Claims Committee have intervened in this adversary proceeding in support of the Equity Committee. The Unsecured Creditors' Committee has intervened, and Solutia intends to intervene, in this adversary proceeding as neutral parties due to the importance of this proceeding with respect to Solutia's bankruptcy case. The case is proceeding and the Bankruptcy Court has set this matter for trial to commence on September 11, 2006.

LEGAL PROCEEDINGS OUTSIDE SOLUTIA'S BANKRUPTCY CASE

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

      On June 30, 2005, the United States District Court for the Northern District of Alabama issued an order (the "PCB Order") authorizing co-defendants Pharmacia and Solutia to "suspend" performance of the PCB clean-up at the Anniston site under the Anniston Consent Decree, upon the filing of a motion by either defendant requesting that relief. The PCB Order found that Solutia and Pharmacia entered into the Anniston Consent Decree, and that the court approved that Anniston Consent Decree, based on the understanding that the defendants' rights to pursue other liable parties for contribution would not be impaired by the EPA. The PCB Order further found that the EPA's planned settlements with certain Anniston foundries would thus deprive the defendants of one of the material considerations for entering into the Anniston Consent Decree.

      In July 2006, Solutia and Pharmacia reached an agreement with EPA that clarifies the extent of remaining obligations under the Anniston Consent Decree and the coordination of that work with the Lead Site clean-up being performed by others, and by which Solutia and Pharmacia will forego the opportunity to suspend their obligations under the Anniston Consent Decree pursuant to the PCB Order. Solutia and Pharmacia preserved their rights under this agreement to continue to argue that the contribution protection afforded certain other potentially responsible parties performing Lead Site clean-up should not be effective as to Solutia and Pharmacia.

PENNDOT CASE

      Solutia's Annual Report on Form 10-K (as amended) for the year ended December 31, 2003 described a case then pending in the Commonwealth Court of Pennsylvania by the Commonwealth of Pennsylvania against Pharmacia seeking damages for PCB contamination in the Transportation and Safety Building ("T&S Building") in Harrisburg, Pennsylvania, that it claimed necessitated the demolition of the T&S building. Solutia was not a named defendant in this litigation and therefore took no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia determined that its obligation to defend and indemnify Pharmacia with regard to this litigation was a pre-petition obligation that Solutia was prohibited from performing, except pursuant to a confirmed plan of reorganization. Therefore, Solutia ceased defending Pharmacia with respect to this litigation. Solutia did, however, provide a $20 letter of credit to secure a portion of Pharmacia's obligations with respect to an appeal bond issued with respect to the case.

      On May 25, 2006 the Supreme Court of Pennsylvania issued its ruling on the appeal in this case, reversing in whole and remanding in part the decision of the trial court against Pharmacia. With respect to those claims that were reversed and remanded, the Supreme Court of Pennsylvania significantly limited the amount of damages that could be awarded. Based upon this ruling, Solutia recognized a gain in its Consolidated Statement of Operations during the second quarter 2006 from the reversal of a significant portion of the existing litigation reserve with respect to this matter.

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

CASH BALANCE PLAN LITIGATION

      Since October 2005, three cases have been filed by participants in the Solutia Inc. Employees' Pension Plan alleging that the Pension Plan: (1) violates the Employee Retirement Income Security Act of 1974 ("ERISA") prohibitions on reducing rates of benefit accrual based on age; (2) results in the impermissible forfeiture of accrued benefits under ERISA; (3) violates ERISA's present value calculation rules for determining lump sum distributions; and (4) violates the minimum accrual requirements of ERISA. The cases were captioned Davis, et. al. v. Solutia, Inc. Employees' Pension Plan, Scharringhausen, et. al. v. Solutia, Inc. Employees' Pension Plan, et al. and Juanita Hammond, et. al. v. Solutia, Inc. Employees' Pension Plan. None of the Debtors, and, except for the Solutia Inc. Employee Benefits Plans Committee which was named in the Scharringhausen case, no individual or entity other than the Pension Plan, has been named as a defendant in any of these cases. The plaintiffs in each of these cases sought to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Pension Plan for whose pension benefits the Pension Plan is responsible. The Pension Plan, and

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

in the case of the Scharringhausen case, the Employee Benefits Plans Committee, moved to dismiss all three actions for plaintiffs' failure to exhaust administrative remedies and failure to join necessary and indispensable parties.

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

      On June 2, 2006, the Hammond plaintiffs agreed to stay their action pending exhaustion of administrative remedies with respect to count (4), above. Thereafter the Hammond and Davis plaintiffs also each withdrew their respective motions to consolidate and to stay or dismiss. In addition, the Hammond and Davis plaintiffs each withdrew their motions to appoint interim class counsel and have advised the court that they are cooperating in the representation of the putative class. The Pension Plan's motions to dismiss in both the Hammond and Davis cases remain pending.

      The Pension Plan intends to continue to vigorously defend itself against any and all claims asserted in the Davis and Hammond litigation.

GE LITIGATION

      On January 3, 2006, Solutia received notice that an action captioned Michael Abbatiello et al. v. Monsanto Company, Pharmacia Corporation and Solutia Inc. (the "Abbatiello Case"), was filed on December 26, 2005 in the Supreme Court of the State of New York. The action was filed on behalf of 590 current General Electric employees who work at its Schenectady, New York plant and states eleven separate causes of action alleging that General Electric purchased various PCB containing products from Pharmacia which were used in the manufacture of a variety of products including electric motors, generators, gas turbines, wire and cable, insulating materials and microwave tubes. PCBs were later detected in various locations, including retention ponds, ground water, and water treatment centers on the approximately 628 acre site. On May 10, 2006, Solutia received notice that an action, captioned Alan Abele, et al. v. Monsanto Company, Pharmacia Corporation and Solutia Inc., (the "Abele Case" and, together with the Abbatiello Case, the "GE Litigation") was filed on March 15, 2006 in the Supreme Court of the State of New York. The action was filed on behalf of 486 former General Electric employees who were employed at General Electric's Schenectady, NY plant and states eleven separate causes of action based on claims identical to those made on behalf of current General Electric employees in the Abbatiello Case. The plaintiffs in each of the GE Litigation cases are seeking $1,000 in compensatory damages and $1,000 in punitive damages for each cause of action for a total of $2,000. The GE Litigation is automatically stayed as to Solutia pursuant to Section 362 of the U.S. Bankruptcy Code.

      At the time of the spinoff from Pharmacia, Solutia assumed liability for, among other things, litigation liabilities related to chemical products formerly manufactured, released or used by Pharmacia prior to the spinoff, including the costs of toxic tort lawsuits alleging exposure to PCBs. Solutia also agreed to defend Pharmacia against, and indemnify Pharmacia for, such liability. Upon filing for Chapter 11 protection, Solutia determined that its defense and indemnification obligations to Pharmacia with respect to such litigation liabilities were pre-petition obligations under the U.S. Bankruptcy Code and that Solutia was therefore prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, after filing for Chapter 11 protection, Solutia ceased performance of its defense obligations and those defense obligations have been managed by Monsanto during Solutia's Chapter 11 Case. Because such litigation was no longer being managed by Solutia, Solutia became unable to provide complete status updates and, as a result, Solutia disclosed that it would cease reporting on those litigation matters. The GE Litigation falls within the scope of litigation liabilities described above. Accordingly, Monsanto is managing this litigation and Solutia will be unable to provide complete status updates on the GE Litigation. Therefore, Solutia will cease reporting on the status of the GE Litigation.

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

      Solutia Inc. v. FMC Corporation. On October 14, 2003, Solutia filed an action captioned Solutia Inc. v. FMC Corporation ("FMC") in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology provided by FMC to Astaris, the 50/50 joint venture formed by Solutia and FMC, which was sold to Israeli Chemicals Limited in 2005. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against FMC in the Bankruptcy Court. FMC filed with the Bankruptcy Court a motion to withdraw the reference. The motion was granted, and, as a result, the matter is now pending in the U.S. District Court for the Southern District of New York. FMC filed a motion to dismiss Solutia's action based upon an alleged lack of standing. On March 29, 2005, the New York District Court granted in part and denied in part FMC's motion to dismiss. Specifically, the court dismissed with prejudice three of Solutia's causes of action for breach of contract. The New York District Court denied FMC's motion to dismiss Solutia's other causes of action for breach of warranty, breach of fiduciary duty, negligent misrepresentation, fraud and fraud in the inducement. In this action, FMC does not have a counterclaim against Solutia or Astaris.

      On July 31, 2006, the District Court entered its order regarding FMC's motion for summary judgment, ruling that Solutia's breach of fiduciary duty claim would be allowed to proceed, but only on a limited basis. The Court overruled the parties' motions for summary judgment on the remaining claims. The Court also ruled that there will be a bench trial on the four claims remaining in the case.

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

Environmental Liabilities

      Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $78 and $71 as of June 30, 2006 and December 31, 2005, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Statement of Consolidated Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately expects to seek recovery against other potentially responsible parties at certain of these locations.

      Solutia had an accrued liability of $81 as of June 30, 2006 and $82 as of December 31, 2005 for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Statement of Consolidated Financial Position as of both June 30, 2006 and December 31, 2005, as Solutia currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. Under the Plan and Relationship Agreement, as between Monsanto and Solutia, Monsanto will accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility at the Solutia Spinoff but which were never owned or operated by Solutia. This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto will share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. The EPA and/or Pharmacia are currently contesting the enforceability of the automatic stay provisions with respect to the Anniston, Alabama location (as more fully described in the Anniston Partial Consent Decree disclosure above). Remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 bankruptcy case. In addition, Solutia has not adjusted its recorded environmental liabilities classified as subject to compromise for ongoing remediation activities at these sites since the inception of Solutia's bankruptcy case.

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

10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

      For the three and six months ended June 30, 2006 and 2005, Solutia's pension and healthcare and other benefit costs were as follows:

                                                                                          PENSION BENEFITS
                                                                                          ----------------
                                                                             THREE MONTHS                    SIX MONTHS
                                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                                            --------------                  --------------
                                                                         2006            2005            2006            2005
                                                                         ----            ----            ----            ----
      Service costs for benefits earned ......................           $  1            $  1            $  2            $  3
      Interest costs on benefit obligation ...................             16              17              32              35
      Assumed return on plan assets ..........................            (15)            (16)            (30)            (33)
      Prior service costs ....................................             --               1              --               1
      Recognized net loss ....................................              1               3               3               6
                                                                         ----            ----            ----            ----
      TOTAL ..................................................           $  3            $  6            $  7            $ 12
                                                                         ====            ====            ====            ====

                                                                                     HEALTHCARE AND OTHER BENEFITS
                                                                                     -----------------------------
                                                                              THREE MONTHS                    SIX MONTHS
                                                                             ENDED JUNE 30,                  ENDED JUNE 30,
                                                                             --------------                  --------------
                                                                         2006            2005            2006             2005
                                                                         ----            ----            ----             ----
      Service costs for benefits earned ......................           $  1            $  2            $  2            $  3
      Interest costs on benefit obligation ...................              7               8              15              17
      Prior service costs ....................................             (2)             (2)             (5)             (5)
      Recognized net loss ....................................              1               3               2               7
                                                                         ----            ----            ----            ----
      TOTAL ..................................................           $  7            $ 11            $ 14            $ 22
                                                                         ====            ====            ====            ====

Employer Contributions

      According to IRS funding rules, Solutia will be required to make approximately $179 in pension contributions to its U.S. qualified pension plan in 2006 assuming Congress extends the interest rate relief provision currently proposed. If this relief is not granted, required contributions in 2006 would be approximately $195. Approximately $43 of these required 2006 contributions were made in the six months ended June 30, 2006. Solutia also expects to be required to fund approximately $5 in pension contributions for its foreign pension plans in 2006.

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

      See Note 13 for description of events related to Solutia's Euronotes that occurred subsequent to June 30, 2006.

12. SEGMENT DATA

      Solutia, together with its subsidiaries, is a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications. Solutia manages its business in two segments: Performance Products and Integrated Nylon. The Performance Products segment is a world leader in performance films for laminated safety glass and after-market applications, and specialties such as water treatment chemicals, heat transfer fluids and aviation hydraulic fluid. The Integrated Nylon segment consists of an integrated family of nylon products including high-performance polymers and fibers. The major products by reportable segment are as follows:

     PERFORMANCE PRODUCTS                            INTEGRATED NYLON
     SAFLEX(R) and VANCEVA(R) plastic                Nylon intermediate "building block"
     interlayer                                      chemicals

     Polyvinyl butyral for KEEPSAFE(R) and           Nylon resins and polymers, including
     KEEPSAFE MAXIMUM(R) laminated window            VYDYNE(R) and ASCEND(R)
     glass

     LLUMAR(R), VISTA(R), GILA(R) and FORMULA        Carpet fibers, including the WEAR-DATED(R)
     ONE(R) professional and retail window films     and ULTRON(R) brands

                                                     Industrial nylon fibers
     THERMINOL(R) heat transfer fluids

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

      Segment data from continuing operations for the three and six months ended June 30, 2006 and 2005 are as follows:

                                                        THREE MONTHS ENDED JUNE 30,
                                             ------------------------------------------------
                                                      2006                        2005
                                             -------------------------     ------------------
                                               NET        PROFIT             NET       PROFIT
                                              SALES       (LOSS)            SALES      (LOSS)
                                              -----       ------            -----      ------
SEGMENT:
Performance Products................            $308     $   46               $298     $   36
Integrated Nylon....................             457          4                432         14
                                                ----     ------               ----     ------
SEGMENT TOTALS......................             765         50                730         50

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate gains (expenses)......                          7                           (14)
    Equity earnings from affiliates.                         12                            20
    Interest expense................                        (27)                          (22)
    Other income, net...............                          3                             1
    Reorganization items, net.......                        (16)                          (15)
CONSOLIDATED TOTALS:                            ----                          ----
    NET SALES.......................            $765                          $730
                                                ====     ------               ====      -----
    INCOME BEFORE INCOME TAXES......                     $   29                         $  20
                                                         ======                         =====

                                                         SIX MONTHS ENDED JUNE 30,
                                             ------------------------------------------------
                                                     2006                         2005
                                             -------------------           ------------------
                                               NET        PROFIT             NET       PROFIT
                                              SALES       (LOSS)            SALES      (LOSS)
                                              -----       ------            -----      ------
SEGMENT:
Performance Products................          $  594    $    88              $ 566     $   69
Integrated Nylon....................             849        (10)               878         13
                                              ------    -------              -----     ------
SEGMENT TOTALS......................           1,443         78              1,444         82

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses..............                        (13)                          (25)
    Equity earnings from affiliates.                         21                            33
    Interest expense................                        (50)                          (44)
    Other income, net...............                          3                             1
    Loss on debt modification.......                         (8)                           --
    Reorganization items, net.......                        (26)                           (2)
CONSOLIDATED TOTALS:                          ------                        ------
    NET SALES.......................          $1,443                        $1,444
                                              ======    -------             ======     ------
    INCOME BEFORE INCOME TAXES                          $     5                        $   45
                                                        =======                        ======

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

13. SUBSEQUENT EVENTS

Euronotes Refinancing

      As described in a Form 8-K filed on August 1, 2006, on July 26, 2006, Solutia's indirect wholly-owned subsidiary Solutia Services International S.C.A./Comm. V.A., a subsidiary of Solutia's wholly-owned subsidiary Solutia Europe S.A./N.V. ("SESA"), entered into a (euro) 200 million Facility Agreement (the "Facility Agreement") guaranteed by SESA and CPFilms Vertriebs GmbH, a subsidiary of SESA. Closing of the credit facility contemplated by the Facility Agreement, which at signing remained subject to the satisfaction of a number of conditions precedent, occurred on August 1, 2006. SESA used the proceeds of the new credit facility to refinance all of its (euro) 200 million of 10 percent Senior Secured Notes (the "Euronotes") on August 1, 2006 at a prepayment premium of 3 percent, as required pursuant to the Euronotes, for a total redemption amount of approximately (euro) 215 million, including accrued interest. The Euronotes were refinanced to reduce the interest rate, extend the term of the indebtedness and facilitate certain dispositions by Solutia, including the potential sale of its pharmaceutical services business described in Note 4.

      The Facility Agreement has a five-year term, with a termination date of July 31, 2011 and an adjustable rate structure which is EURIBOR plus a margin which currently yields a rate of approximately 5.75 to 6.50 percent. The margin is subject to adjustment upon the occurrence of certain events specified in the Facility Agreement or upon SESA and its subsidiaries attaining certain financial benchmarks. The new credit facility consists of a (euro) 160 million term loan B1 and a (euro) 40 million term loan B2. The (euro) 40 million term loan B2 is expected to be repaid from the proceeds of the sale of Solutia's pharmaceutical services business (as further described in Note 4); accordingly, this amount has been classified as current in the Consolidated Statement of Financial Position as of June 30, 2006. The new loan is secured by substantially all of the assets of SESA and its subsidiaries (excluding Flexsys Holding B.V. and Carbogen Amcis
AG). The Facility Agreement also contains other customary terms and conditions, including certain financial covenants relating to the performance of SESA and its subsidiaries.

14. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

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

      The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following condensed consolidating financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2006

                                                            PARENT ONLY                      NON-                      CONSOLIDATED
                                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS   SOLUTIA INC.
                                                            ------------    ----------    ----------    ------------   ------------
NET SALES ...............................................       $ 574          $  56         $ 250          $(115)         $ 765
Cost of goods sold ......................................         517             26           213           (121)           635
                                                                ----------------------------------------------------------------
GROSS PROFIT ............................................          57             30            37              6            130
Marketing expenses ......................................          19              8             8             --             35
Administrative expenses .................................          16              3             4             --             23
Technological expenses ..................................          11             --             1             --             12
Amortization expense ....................................          --             --             1             --              1
                                                                ----------------------------------------------------------------
OPERATING INCOME ........................................          11             19            23              6             59
Equity earnings (loss) from affiliates ..................          51             15            (2)           (53)            11
Interest expense ........................................         (22)            --           (12)             7            (27)
Other income, net .......................................           6              4             7            (13)             4
Reorganization items, net ...............................         (18)            --            --             --            (18)
                                                                ----------------------------------------------------------------
INCOME BEFORE INCOME TAXES ..............................          28             38            16            (53)            29
Income tax expense (benefit) ............................          (1)            --             5              1              5
                                                                ----------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS .......................          29             38            11            (54)            24
Income (loss) from discontinued
operations, net of tax ..................................          (1)            --             5             --              4
                                                                ----------------------------------------------------------------
NET INCOME ..............................................       $  28          $  38         $  16          $ (54)         $  28
                                                                ================================================================

            CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                        THREE MONTHS ENDED JUNE 30, 2006

                                                            PARENT ONLY                      NON-                      CONSOLIDATED
                                                            SOLUTIA INC.    GUARANTORS    GUARANTORS    ELIMINATIONS   SOLUTIA INC.
                                                            ------------    ----------    ----------    ------------   ------------
NET INCOME ..............................................       $  28          $  38         $  16          $ (54)         $  28
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments ........................          10              7             8            (15)            10
                                                                ----------------------------------------------------------------
COMPREHENSIVE INCOME ....................................       $  38          $  45         $  24          $ (69)         $  38
                                                                ================================================================

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2005

                                                    PARENT ONLY                           NON-                       CONSOLIDATED
                                                    SOLUTIA INC.      GUARANTORS       GUARANTORS     ELIMINATIONS   SOLUTIA INC.
                                                    ------------      ----------       ----------     ------------   ------------
NET SALES ......................................        $ 549            $  52            $ 229          $(100)          $ 730
Cost of goods sold .............................          515               25              195           (106)            629
                                                        ----------------------------------------------------------------------
GROSS PROFIT ...................................           34               27               34              6             101
Marketing expenses .............................           19                6                9             --              34
Administrative expenses ........................           16                2                6             --              24
Technological expenses .........................           10                1               --             --              11
                                                        ----------------------------------------------------------------------
OPERATING INCOME (LOSS) ........................          (11)              18               19              6              32
Equity earnings (loss) from affiliates .........           42               11               (1)           (31)             21
Interest expense ...............................           --               --              (13)            (9)            (22)
Other income, net ..............................           (1)              (9)              12              2               4
Reorganization items, net ......................          (13)              --               (2)            --             (15)
                                                        ----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .....................           17               20               15            (32)             20
Income tax expense .............................            2               --                5             --               7
                                                        ----------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS ..............           15               20               10            (32)             13
Income (loss) from discontinued
operations, net of tax .........................           (1)              --                2             --               1
                                                        ----------------------------------------------------------------------
NET INCOME .....................................        $  14            $  20            $  12          $ (32)          $  14
                                                        ======================================================================

            CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                        THREE MONTHS ENDED JUNE 30, 2005

                                                    PARENT ONLY                           NON-                       CONSOLIDATED
                                                    SOLUTIA INC.      GUARANTORS       GUARANTORS     ELIMINATIONS   SOLUTIA INC.
                                                    ------------      ----------       ----------     ------------   ------------
NET INCOME .....................................        $  14            $  20            $  12          $ (32)          $  14
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments ...............           (2)              (6)              (9)            15              (2)
                                                        ----------------------------------------------------------------------
COMPREHENSIVE INCOME ...........................        $  12            $  14            $   3          $ (17)          $  12
                                                        ======================================================================

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2006

                                                       PARENT ONLY                      NON-                      CONSOLIDATED
                                                       SOLUTIA INC.     GUARANTORS   GUARANTORS    ELIMINATIONS   SOLUTIA INC.
                                                       ------------     ----------   ----------    ------------   ------------
NET SALES .......................................         $ 1,081          $105         $ 479          $(222)         $ 1,443
Cost of goods sold ..............................           1,010            50           413           (234)           1,239
                                                          -------------------------------------------------------------------
GROSS PROFIT ....................................              71            55            66             12              204
Marketing expenses ..............................              38            14            16             --               68
Administrative expenses .........................              29             5            10             --               44
Technological expenses ..........................              22             1             1             --               24
Amortization expense ............................              --            --             1             --                1
                                                          -------------------------------------------------------------------
OPERATING INCOME (LOSS) .........................             (18)           35            38             12               67
Equity earnings (loss) from affiliates ..........              96            28            (3)          (100)              21
Interest expense ................................             (40)           --           (23)            13              (50)
Loss on debt modification .......................              (8)           --            --             --               (8)
Other income, net ...............................              10             8            15            (26)               7
Reorganization items, net .......................             (32)           --            --             --              (32)
                                                          -------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE ................               8            71            27           (101)               5
Income tax expense ..............................               1            --             6             --                7
                                                          -------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                        7            71            21           (101)              (2)

Income (loss) from discontinued operations ......              (1)           --             9             --                8
                                                          -------------------------------------------------------------------
NET INCOME ......................................         $     6          $ 71         $  30          $(101)         $     6
                                                          ===================================================================

            CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 2006

                                                       PARENT ONLY                      NON-                      CONSOLIDATED
                                                       SOLUTIA INC.     GUARANTORS   GUARANTORS    ELIMINATIONS   SOLUTIA INC.
                                                       ------------     ----------   ----------    ------------   ------------
NET INCOME ......................................         $     6          $ 71         $  30          $(101)         $     6
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized loss on derivative
instruments .....................................              (1)           --            --             --               (1)
Currency translation adjustments ................              12             9            10            (19)              12
                                                          -------------------------------------------------------------------
COMPREHENSIVE INCOME ............................         $    17          $ 80         $  40          $(120)         $    17
                                                          ===================================================================

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2005

                                                   PARENT ONLY                         NON-                        CONSOLIDATED
                                                   SOLUTIA INC.     GUARANTORS      GUARANTORS     ELIMINATIONS     SOLUTIA INC.
                                                   ------------     ----------      ----------     ------------     ------------
NET SALES ..................................          $ 1,100           $ 92           $ 455           $(203)          $ 1,444
Cost of goods sold .........................            1,033             41             384            (217)            1,241
                                                      ------------------------------------------------------------------------
GROSS PROFIT ...............................               67             51              71              14               203
Marketing expenses .........................               38             12              16              --                66
Administrative expenses ....................               30              4              12              --                46
Technological expenses .....................               20              1               1              --                22
                                                      ------------------------------------------------------------------------
OPERATING INCOME (LOSS) ....................              (21)            34              42              14                69
Equity earnings (loss) from affiliates .....              110             24              (2)            (97)               35
Interest expense ...........................              (32)            --             (26)             14               (44)
Other income, net ..........................               (1)            11              21             (26)                5
Reorganization items, net ..................              (18)            --              (2)             --               (20)
                                                      ------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES .................               38             69              33             (95)               45
Income tax expense .........................                2             --              11              --                13
                                                      ------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS ..........               36             69              22             (95)               32
Income (loss) from discontinued
operations, net of tax .....................               (1)            --               4              --                 3
                                                      ------------------------------------------------------------------------
NET INCOME .................................          $    35           $ 69           $  26           $ (95)          $    35
                                                      ========================================================================

            CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 2005

                                                   PARENT ONLY                         NON-                        CONSOLIDATED
                                                   SOLUTIA INC.     GUARANTORS      GUARANTORS     ELIMINATIONS     SOLUTIA INC.
                                                   ------------     ----------      ----------     ------------     ------------

NET INCOME .................................          $    35           $ 69           $  26           $ (95)          $    35
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments ...........               (7)           (10)            (16)             26                (7)
                                                      ------------------------------------------------------------------------
COMPREHENSIVE INCOME .......................          $    28           $ 59           $  10           $ (69)          $    28
                                                      ========================================================================

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2006

                                                                PARENT ONLY                    NON-                  CONSOLIDATED
                                                                SOLUTIA INC.  GUARANTORS   GUARANTORS  ELIMINATIONS  SOLUTIA INC.
                                                                ------------  ----------   ----------  ------------  ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................................    $   144       $   10       $  111       $    --       $   265
Trade receivables, net .......................................         12          189          146            --           347
Intercompany receivables .....................................        113          729          108          (950)           --
Miscellaneous receivables ....................................         58            1           31            --            90
Inventories ..................................................        133           34          110           (14)          263
Prepaid expenses and other current assets ....................         17           --            9             3            29
Assets of discontinued operations ............................         --           --           84                          84
                                                                  -------------------------------------------------------------
TOTAL CURRENT ASSETS .........................................        477          963          599          (961)        1,078

PROPERTY, PLANT AND EQUIPMENT, NET ...........................        575           83          114            --           772
INVESTMENTS IN AFFILIATES ....................................      2,414          243           12        (2,456)          213
GOODWILL .....................................................         --           72           17            --            89
IDENTIFIED INTANGIBLE ASSETS, NET ............................          2           26            4            --            32
INTERCOMPANY ADVANCES ........................................        128        1,238          737        (2,103)           --
OTHER ASSETS .................................................         59           --           46            --           105
                                                                  -------------------------------------------------------------
TOTAL ASSETS .................................................    $ 3,655       $2,625       $1,529       $(5,520)      $ 2,289
                                                                  =============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable .............................................    $   147       $    8       $   44       $    (2)      $   197
Intercompany payables ........................................         70            8          145          (223)           --
Accrued liabilities ..........................................        160           14           71            --           245
Short-term debt ..............................................        650           --           50            --           700
Intercompany short-term debt .................................          1           --          185          (186)           --
Liabilities of discontinued operations .......................          1           --           29            --            30
                                                                  -------------------------------------------------------------
TOTAL CURRENT LIABILITIES ....................................      1,029           30          524          (411)        1,172

LONG-TERM DEBT ...............................................         --           --          210            --           210
INTERCOMPANY LONG-TERM DEBT ..................................         --           --          426          (426)           --
OTHER LIABILITIES ............................................        193            1           66            --           260
                                                                  -------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE ..................      1,222           31        1,226          (837)        1,642

LIABILITIES SUBJECT TO COMPROMISE ............................      3,870          410           22        (2,218)        2,084

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock .................................................          1           --           --            --             1
Additional contributed capital ...............................         56           --           --            --            56
Treasury stock ...............................................       (251)          --           --            --          (251)
Net (deficiency) excess of assets at spinoff and subsidiary
  capital ....................................................       (113)       2,184          281        (2,465)         (113)
Accumulated other comprehensive loss .........................        (82)          --           --            --           (82)
Accumulated deficit ..........................................     (1,048)          --           --            --        (1,048)
                                                                  -------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .........................     (1,437)       2,184          281        (2,465)       (1,437)
                                                                  -------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) .........    $ 3,655       $2,625       $1,529       $(5,520)      $ 2,289
                                                                  =============================================================

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2005

                                                                 PARENT ONLY                    NON-                    CONSOLIDATED
                                                                 SOLUTIA INC.    GUARANTORS  GUARANTORS  ELIMINATIONS   SOLUTIA INC.
                                                                 ------------    ----------  ----------  ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...................................       $     1        $   15       $   91       $    --        $   107
Trade receivables, net ......................................             7           118          121            --            246
Intercompany receivables ....................................           115           754           89          (958)            --
Miscellaneous receivables ...................................            67            --           28            --             95
Inventories .................................................           142            31           94           (13)           254
Prepaid expenses and other assets ...........................            23            --            8             3             34
Assets of discontinued operations ...........................            --            --           69            --             69
                                                                    ---------------------------------------------------------------
TOTAL CURRENT ASSETS ........................................           355           918          500          (968)           805

PROPERTY, PLANT AND EQUIPMENT, NET ..........................           589            84           97            --            770
INVESTMENTS IN AFFILIATES ...................................         2,291           209           13        (2,308)           205
GOODWILL ....................................................            --            72            4            --             76
IDENTIFIED INTANGIBLE ASSETS, NET ...........................             2            26           --            --             28
INTERCOMPANY ADVANCES .......................................           128         1,238          703        (2,069)            --
OTHER ASSETS ................................................            62            --           38            --            100
                                                                    ---------------------------------------------------------------
TOTAL ASSETS ................................................       $ 3,427        $2,547       $1,355       $(5,345)       $ 1,984
                                                                    ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ............................................       $   167        $    9       $   43       $    (1)       $   218
Intercompany payables .......................................           108            12          111          (231)            --
Accrued liabilities .........................................           143            13           67            --            223
Short-term debt .............................................           300            --           --            --            300
Intercompany short-term debt ................................            --            --          182          (182)            --
Liabilities of discontinued operations ......................             1            --           25            --             26
                                                                    ---------------------------------------------------------------
TOTAL CURRENT LIABILITIES ...................................           719            34          428          (414)           767

LONG-TERM DEBT ..............................................            --            --          247            --            247
INTERCOMPANY LONG-TERM DEBT .................................            --            --          401          (401)            --
OTHER LIABILITIES ...........................................           201            --           47            --            248
                                                                    ---------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE .................           920            34        1,123          (815)         1,262

LIABILITIES SUBJECT TO COMPROMISE ...........................         3,961           407           21        (2,213)         2,176

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock ................................................             1            --           --            --              1
Additional contributed capital ..............................            56            --           --            --             56
Treasury stock ..............................................          (251)           --           --            --           (251)
Net (deficiency) excess of assets at spinoff and
  subsidiary capital ........................................          (113)        2,106          211        (2,317)          (113)
Accumulated other comprehensive loss ........................           (93)           --           --            --            (93)
Accumulated deficit .........................................        (1,054)           --           --            --         (1,054)
                                                                    ---------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ........................        (1,454)        2,106          211        (2,317)        (1,454)
                                                                    ---------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIT) .........       $ 3,427        $2,547       $1,355       $(5,345)       $ 1,984
                                                                    ===============================================================

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2006

                                                              PARENT ONLY                      NON-                     CONSOLIDATED
                                                              SOLUTIA INC.   GUARANTORS    GUARANTORS   ELIMINATIONS    SOLUTIA INC.
                                                              ------------   ----------    ----------   ------------    ------------
CASH PROVIDED BY (USED IN) OPERATIONS ......................      $(121)        $ (23)        $  20         $  --          $(124)
                                                                  --------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases ....................        (26)           (3)          (14)           --            (43)
Acquisition, net of cash acquired ..........................        (23)           --             7            --            (16)
                                                                  --------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES ..........................        (49)           (3)           (7)           --            (59)
                                                                  --------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations ..................        350            --            --            --            350
Deferred debt issuance costs ...............................         (9)           --            --            --             (9)
Changes in investments and advances from (to) affiliates ...        (28)           21             7            --             --
                                                                  --------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES ......................        313            21             7            --            341
                                                                  --------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........        143            (5)           20            --            158

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR ..........................................          1            15            91            --            107
                                                                  --------------------------------------------------------------
END OF PERIOD ..............................................      $ 144         $  10         $ 111         $  --          $ 265
                                                                  ===============================================================

                                  SOLUTIA INC.
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2005

                                                        PARENT ONLY                       NON-                     CONSOLIDATED
                                                        SOLUTIA INC.    GUARANTORS     GUARANTORS   ELIMINATIONS   SOLUTIA INC.
                                                        ------------    ----------     ----------   ------------   ------------
CASH PROVIDED BY (USED IN) OPERATIONS ................     $  (65)        $   24         $   15         $   --         $  (26)
                                                           ------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases ..............        (18)            (4)            (7)            --            (29)
Other investing activities ...........................          1             --              1             --              2
                                                           ------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES ....................        (17)            (4)            (6)            --            (27)
                                                           ------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in cash collateralized letters of
  credit .............................................         17             --             --             --             17
Changes in investments and advances from (to)
  affiliates .........................................         19            (13)            (6)            --             --
                                                           ------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......         36            (13)            (6)            --             17
                                                           ------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....        (46)             7              3             --            (36)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR ....................................         43              7             65             --            115
                                                           ------------------------------------------------------------------
END OF PERIOD ........................................     $   (3)        $   14         $   68         $   --         $   79
                                                           ==================================================================

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

OVERVIEW

Summary of Significant Second Quarter 2006 Events

Reorganization Strategy

      In the second quarter 2006, Solutia continued its stated reorganization strategy with a focus on the principal objectives of (i) managing the businesses to enhance Solutia's performance; (ii) making changes to Solutia's asset portfolio to maximize the value of the estate; (iii) achieving reallocation of "legacy liabilities"; and (iv) negotiating an appropriate capital structure. Solutia took steps in 2006 to enhance its financial performance including using the tools of bankruptcy and making changes to its asset portfolio, as explained below. Solutia also continues to pursue a reallocation of legacy liabilities in the bankruptcy proceeding through negotiations with the other constituents in the bankruptcy case. Solutia will also be working in 2006 to establish a proper capital structure upon emergence from bankruptcy. However, as a result of the numerous uncertainties and complexities inherent in Solutia's bankruptcy proceedings, its ability and timing of emergence from bankruptcy are subject to significant uncertainty.

      PERFORMANCE ENHANCEMENT

      Solutia benefited in the second quarter of 2006 from several actions implemented earlier in the bankruptcy reorganization process designed to enhance its performance. These included implementing significant general and administrative expense reductions; increasing performance-based compensation and benefits programs; enacting key senior management changes; initiating a cost reduction program at Solutia's operating sites focused on actions such as lean manufacturing techniques, yield improvement, maintenance savings and utilities optimization; and implementing an enterprise-wide procurement effort.

      As described in Note 13 to the accompanying consolidated financial statements, on July 26, 2006, Solutia Europe S.A./N.V. ("SESA"), entered into a
(euro) 200 million facility agreement that closed on August 1, 2006. SESA used the proceeds of the new credit facility to refinance all of its (euro) 200 million of 10 percent Euronotes due 2008 (the "Euronotes") on August 1, 2006. It is projected this new financing will result in significant interest savings for Solutia, as well as allow Solutia greater flexibility to divest non-core assets, such as Solutia's pharmaceutical services business described below.

      PORTFOLIO EVALUATION

      Solutia's stated strategy is to build a portfolio of high-potential businesses that can consistently deliver returns in excess of Solutia's cost of capital. As part of this strategy, Solutia made several changes to re-shape its asset portfolio in 2004 and 2005 and continued these efforts in the second quarter 2006. On May 23, 2006, SESA agreed to sell its pharmaceutical services business to Dishman Pharmaceuticals & Chemicals Ltd. ("Dishman") pursuant to a Stock and Asset Purchase Agreement dated as of May 23, 2006 between SESA and Dishman. Under the terms of the agreement, Dishman has agreed to purchase 100 percent of the stock of the pharmaceutical services business, as well as certain other assets used in the pharmaceutical services business, for approximately $75 million, subject to certain purchase price adjustments. The transaction is anticipated to close in the third quarter 2006 and based upon the current transaction terms, Solutia expects to record a gain on the sale of the pharmaceutical services business in the range of approximately $45 million to $55 million. See Note 4 to the accompanying consolidated financial statements for additional information regarding sale of the pharmaceutical services business.

      REALLOCATION OF LEGACY LIABILITIES

      On February 14, 2006, the Debtors filed with the Bankruptcy Court their Plan of Reorganization (the "Plan") and Disclosure Statement (the "Disclosure Statement") providing for, among other things, the reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and the treatment various constituencies in the Chapter 11 Cases will receive under the Plan. See
Note 1 to the accompanying consolidated financial statements for further description of the Plan and Disclosure Statement, as well as a summary of developments in Solutia's ongoing Chapter 11 bankruptcy case.

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

Results of Operations - Second Quarter 2006 Compared with Second Quarter 2005

      Net sales and operating income of Solutia for the three months ended June 30, 2006 and 2005 are as follows:

      (dollars in millions)                                                                 2006         2005
                                                                                            ----         ----
      Net Sales ................................................................           $ 765        $ 730
                                                                                           =====        =====

      Operating Income:
          Performance Products Segment Profit ..................................           $  46        $  36
          Integrated Nylon Segment Profit ......................................               4           14
               Less: Corporate Gains (Expenses) ................................               7          (14)
               Less: Equity (Earnings) Loss from Affiliates,  Other (Income)
               Expense and Reorganization Items included in Segment Profit .....               2           (4)
                                                                                           -----        -----
      Operating Income .........................................................           $  59        $  32
                                                                                           =====        =====
      Gains (Charges) included in Operating Income .............................           $  19        $  --
                                                                                           =====        =====

      The $35 million, or 5 percent, increase in net sales as compared to the second quarter 2005 was primarily a result of higher average selling prices of approximately 6 percent, partially offset by lower sales volumes of approximately 1 percent. The $27 million increase in operating income as compared to the second quarter 2005 resulted primarily from higher net sales and higher one-time net gains, which are described in greater detail in the Results of Operations section below, partially offset by higher raw material and energy costs.

Results of Operations - Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

      Net sales and operating income of Solutia for the six months ended June 30, 2006 and 2005 are as follows:

      (dollars in millions)                                                                    2006         2005
                                                                                               ----         ----
      Net Sales .....................................................................         $ 1,443     $ 1,444
                                                                                              =======     =======

      Operating Income:
          Performance Products Segment Profit .......................................         $    88     $    69
          Integrated Nylon Segment Profit (Loss) ....................................             (10)         13
               Less: Corporate Expenses .............................................             (13)        (25)
               Less: Equity (Earnings) Loss from Affiliates,  Other (Income)
               Expense and Reorganization Items included in Segment Profit (Loss) ...               2          12
                                                                                              -------     -------

      Operating Income ..............................................................         $    67     $    69
                                                                                              =======     =======
      Gains (Charges) included in Operating Income ..................................         $    10     $    --
                                                                                              =======     =======

      Net sales in the six months ended June 30, 2006 remained consistent with the comparable period in 2005 consisting of higher average selling prices of approximately 6 percent offset by lower sales volumes of approximately 5 percent and unfavorable currency exchange rate fluctuations of approximately 1 percent. The $2 million decrease in operating income as compared to the six months ended June 30, 2005 resulted primarily from unfavorable manufacturing variances resulting principally from manufacturing interruptions and higher raw material and energy costs, partially offset by one-time net gains in 2006, which are described in greater detail in the Results of Operations section below.

Financial Information

      Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the three and six months ended June 30, 2006 is presented as follows:


                                                           SOLUTIA AND                                           SOLUTIA AND
                                                        SUBSIDIARIES IN      SUBSIDIARIES NOT                    SUBSIDIARIES
(dollars in millions)                                    REORGANIZATION     IN REORGANIZATION     ELIMINATIONS   CONSOLIDATED
                                                         --------------     -----------------     ------------   ------------
Three Months Ended June 30, 2006:
---------------------------------
Net Sales ............................................        $   633             $   248            $  (116)        $   765
Operating Income .....................................             30                  22                  7              59
Net Income ...........................................             28                  16                (16)             28

Six Months Ended June 30, 2006:
-------------------------------
Net Sales ............................................        $ 1,190             $   475            $  (222)        $ 1,443
Operating Income .....................................             18                  36                 13              67
Net Income ...........................................              6                  29                (29)              6

As of June 30, 2006:
--------------------
Total Assets .........................................        $ 1,938             $   909            $  (558)        $ 2,289
Liabilities not Subject to Compromise ................          1,291                 530               (179)          1,642
Liabilities Subject to Compromise ....................          2,084                  --                 --           2,084
Total Shareholders' Equity (Deficit) .................         (1,437)                379               (379)         (1,437)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There were no changes in the six months ended June 30, 2006 with respect to Solutia's critical accounting policies, as presented on pages 33 through 36 of Solutia's 2005 Form 10-K.

RESULTS OF OPERATIONS--SECOND QUARTER 2006 COMPARED WITH SECOND QUARTER 2005

PERFORMANCE PRODUCTS

                                                                                          THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          -------------------
   (dollars in millions)                                                                   2006         2005
                                                                                           ----         ----
   Net Sales ...................................................................          $ 308         $298
                                                                                          =====         ====

   Segment Profit ..............................................................          $  46         $ 36
                                                                                          =====         ====
       Charges and Reorganization Items included in Segment Profit .............          $  (2)        $ --
                                                                                          =====         ====

      The $10 million, or 3 percent, increase in net sales as compared to the second quarter 2005 resulted primarily from higher sales volumes of approximately 2 percent, an increase in average selling prices of approximately 2 percent, partially offset by unfavorable currency exchange rate fluctuations of approximately 1 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products and LLUMAR(R) professional film products, partially offset by lower volumes in THERMINOL(R) heat transfer fluids. Higher average selling prices were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products and THERMINOL(R) heat transfer fluids.

      The $10 million, or 28 percent, increase in segment profit in comparison to the second quarter 2005 resulted primarily from higher net sales and favorable manufacturing variances resulting from improved capacity utilization, partially offset by higher raw material and energy costs. In addition, segment profit in the second quarter 2006 was affected by $1 million of restructuring charges including primarily severance and retraining costs and $1 million of reorganizations items consisting primarily of certain asset write-downs.

INTEGRATED NYLON

                                                                                          THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                          -------------------
   (dollars in millions)                                                                    2006         2005
                                                                                            ----         ----
   Net Sales ...................................................................          $   457        $432
                                                                                          =======        ====

   Segment Profit ..............................................................          $     4        $ 14
                                                                                          =======        ====
       Charges and Reorganization Items included in Segment Profit .............          $    --        $ --
                                                                                          =======        ====

      The $25 million, or 6 percent, increase in net sales as compared to the second quarter 2005 resulted primarily from higher average selling prices of approximately 9 percent, partially offset by lower sales volumes of approximately 3 percent. Average selling prices increased in all businesses as a result of favorable market conditions and in response to the escalating cost of raw materials. Sales volumes were impacted by the exit from the unprofitable acrylic fibers operations, as well as a portion of the nylon industrial fibers operations, both in the second quarter 2005. Further, lower sales volumes were experienced within the carpet business, partially offset by higher sales volumes in intermediate chemicals and nylon plastics and polymers.

      The $10 million, or 71 percent, decrease in segment profit in comparison to the second quarter 2005 resulted principally from unfavorable manufacturing costs and higher raw material costs, partially offset by higher net sales. In addition, 2005 segment profit included $7 million to shut-down principally the acrylic fibers operations including $5 million of asset write-downs and $2 million of decontamination costs, offset by a $7 million gain from the reversal of the LIFO reserve associated with the inventory sold and written off as part of the business shut-down.

CORPORATE EXPENSES

                                                                                           THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          --------------------
   (dollars in millions)                                                                   2006           2005
                                                                                           ----           ----
   Corporate Expenses (Gains)...................................................           $ (7)           $14
                                                                                           ====            ===
       Gains (Charges) included in Corporate Expenses ..........................           $ 20            $--
                                                                                           ====            ===

      With the exception of a $20 million one-time gain in 2006, corporate expenses remained consistent in comparing the three months ended June 30, 2006 and 2005, respectively, with benefits from cost reduction measures offsetting inflationary increases in corporate expenses. The $20 million one-time gain resulted from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably in the second quarter 2006 (as further described in Note 9 of the accompanying consolidated financial statements).

EQUITY EARNINGS (LOSS) FROM AFFILIATES

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           -------------------
   (dollars in millions)                                                                   2006           2005
                                                                                           ----           ----
   Equity Earnings from Affiliates not included in Reportable Segment
           Profit ..............................................................           $ 12            $20
                                                                                           ----            ---
   Equity Earnings (loss) from Affiliates included in Reportable Segment
           Profit ..............................................................           $ (1)           $ 1
                                                                                           ----            ---
   Equity Earnings from Affiliates .............................................           $ 11            $21
                                                                                           ====            ===
   Gains (charges) included in Equity Earnings (Loss) from Affiliates ..........           $ (1)           $ 5
                                                                                           ====            ===

      Equity earnings (loss) from affiliates decreased by $10 million in the second quarter 2006 as compared to the second quarter 2005. This decline was a primarily a result of the sale of the Astaris joint venture in the fourth quarter 2005 and lower selling prices and sales volumes at the Flexsys joint venture in the second quarter 2006 in comparison to the second quarter 2005. In addition, the second quarter 2006 results included a $1 million restructuring charge from the Flexsys joint venture, while the 2005 results included a one-time, non-operational gain of $5 million recognized by the Flexsys joint venture.

REORGANIZATION ITEMS, NET

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           -------------------
   (dollars in millions)                                                                   2006           2005
                                                                                           ----           ----
   Reorganization Items, net ............................................                  $(18)          $(15)
                                                                                           ====           ====

      Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the second quarter 2006 included $15 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $1 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and $2 million of other reorganization charges primarily involving costs incurred with the shut-down of certain non-strategic businesses. Reorganization items incurred in the second quarter 2005 included $13 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings and $2 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court.

INCOME TAX EXPENSE

                                                                                           THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        -----------------------
   (dollars in millions)                                                                2006               2005
                                                                                        ----               ----
   Income Tax Expense .....................................................             $   5              $   7
                                                                                        =====              =====

      Solutia's income tax expense in the second quarter 2006 and 2005 was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the three months ended June 30, 2006 and 2005. Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances. See Note 14 of Solutia's 2005 Form 10-K for additional information concerning the Company's deferred tax assets and changes in valuation allowances due to Solutia's Chapter 11 filing.

DISCONTINUED OPERATIONS

                                                                                           THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        -----------------------
   (dollars in millions)                                                                 2006               2005
                                                                                         ----               ----
   Income from Discontinued Operations, net of tax ........................             $   4              $   1
                                                                                        =====              =====

      Income from discontinued operations consists of the results of Solutia's pharmaceutical services business. As described in Note 4 to the accompanying consolidated financial statements, on May 23, 2006, SESA agreed to sell its pharmaceutical services business to Dishman Pharmaceuticals & Chemicals Ltd. ("Dishman"). The transaction is anticipated to close in the third quarter 2006. Included in the results of discontinued operations in the three months ended June 30, 2006 was a tax gain of $5 million for the reversal of a valuation allowance previously established for the potential inability to fully utilize net operating losses from the CarboGen subsidiary of the pharmaceutical services business. However, independent of the aforementioned sales transaction, the CarboGen and AMCIS subsidiaries of the pharmaceutical services business were merged into one legal entity in the second quarter 2006 with the current assumption of the net operating losses from CarboGen being able to be fully utilized in the future as part of the combined entity.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

PERFORMANCE PRODUCTS

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        -----------------------
   (dollars in millions)                                                                 2006               2005
                                                                                         ----               ----
   Net Sales ..............................................................             $ 594              $ 566
                                                                                        =====              =====

   Segment Profit .........................................................             $  88              $  69
                                                                                        =====              =====
       Charges and Reorganization Items included in Segment Profit ........             $  (3)             $  (7)
                                                                                        =====              =====

      The $28 million, or 5 percent, increase in net sales as compared to the six months ended June 30, 2005 resulted primarily from higher sales volumes of approximately 5 percent and an increase in average selling prices of approximately 2 percent, partially offset by unfavorable currency exchange rate fluctuations of approximately 2 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products and LLUMAR(R) and VISTA(R) professional film products, partially offset by lower volumes in THERMINOL(R) heat transfer fluids. Higher average selling prices were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products and THERMINOL(R) heat transfer fluids. The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening U.S. dollar in relation to the euro in comparison to the second quarter 2005.

      The $19 million, or 28 percent, increase in segment profit in comparison to the six months ended June 30, 2005 resulted principally from higher net sales and favorable manufacturing variances resulting from improved capacity utilization, partially offset by higher raw material and energy costs. Segment profit in 2006 included $2 million of severance and retraining costs and $1 million for certain asset write-downs. In addition, segment profit in the six months ended June 30, 2005 was affected by $7 million of reorganization items, which consisted primarily of adjustments to record certain pre-petition claims at estimated amounts of the allowed claims.

INTEGRATED NYLON

                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                             ----------------------
   (dollars in millions)                                                                      2006            2005
                                                                                              ----            ----
   Net Sales ....................................................................             $ 849          $ 878
                                                                                              =====          =====

   Segment Profit (Loss) ........................................................             $ (10)         $  13
                                                                                              =====          =====

       Charges and Reorganization Items included in Segment Profit (Loss)  ......             $  (3)         $ (11)
                                                                                              =====          =====

      The $29 million, or 3 percent, decrease in net sales as compared to the six months ended June 30, 2005 resulted primarily from lower sales volumes of approximately 12 percent, partially offset by higher average selling prices of approximately 9 percent. Sales volumes were impacted by the exit from the unprofitable acrylic fibers operations, as well as a portion of the nylon industrial fibers operations, both in the second quarter 2005. Further, lower sales volumes were experienced within the carpet and nylon industrial business, partially offset by higher sales volumes in intermediate chemicals and nylon plastics and polymers. Average selling prices increased in all businesses as a result of favorable market conditions and in response to the escalating cost of raw materials.

      The $23 million decrease in the segment profit in comparison to the six months ended June 30, 2005 resulted primarily from lower net sales, unfavorable manufacturing costs and higher raw material costs. The unfavorable manufacturing costs were precipitated by a manufacturing interruption incurred at the Alvin, Texas facility, resulting in a significant turnaround being accelerated in its timing, as well as extended in its duration. Segment profit in 2006 included approximately $2 million of decommissioning and dismantling costs as a result of the shut-down of its acrylic fibers business in 2005 and $1 million of asset write-downs. In addition, 2005 segment profit included reorganization items of $11 million comprised of $10 million principally to shut-down the acrylic fibers operations and $1 million of other restructuring charges. The shut-down costs included $11 million of asset write-downs, $4 million of severance and retraining costs and $2 million of decontamination costs, partially offset by a $7 million gain from the reversal of the LIFO reserve associated with the inventory sold and written off as part of the business shut-down.

CORPORATE EXPENSES

                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                             ----------------------
   (dollars in millions)                                                                      2006            2005
                                                                                              ----            ----
   Corporate Expenses ..........................................................             $  13           $  25
                                                                                             =====           =====
       Gains (Charges) included in Corporate Expenses ..........................             $  11           $  --
                                                                                             =====           =====

      With the exception of $11 million of net gains recorded in 2006, corporate expenses remained consistent in comparing the six months ended June 30, 2006 to the comparable period in 2005, with benefits from cost reduction measures offsetting inflationary increases in corporate expenses. The net gains include a $20 million one-time gain that resulted from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably in the second quarter 2006 (as further described in Note 9 of the accompanying consolidated financial statements), partially offset by a $9 million environmental charge that was precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. that will likely result in the cessation of operations at that site.

EQUITY EARNINGS FROM AFFILIATES

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                           ----------------------
   (dollars in millions)                                                                    2006            2005
                                                                                            ----            ----
   Equity Earnings from Affiliates not included in Reportable Segment Profit ...           $  21            $  33
                                                                                           -----            -----
   Equity Earnings from Affiliates included in Reportable Segment Profit .......           $  --            $   2
                                                                                           -----            -----
   Equity Earnings from Affiliates .............................................           $  21            $  35
                                                                                           =====            =====
        Gains (charges) included in Equity Earnings (Loss) from Affiliates .....           $  (1)           $   5
                                                                                           =====            =====

      Equity earnings (loss) from affiliates decreased by $14 million in comparison to the six months ended June 30, 2005. This decline was primarily a result of the sale of the Astaris joint venture in the fourth quarter 2005 and lower selling prices and sales volumes at the Flexsys joint venture in the six months ended June 30, 2006 in comparison to the same period in 2005. In addition, results in the six months ended June 30, 2006 included a $1 million restructuring charge from the Flexsys joint venture, while the results for the six months ended June 30, 2005 included a one-time, non-operational gain of $5 million incurred by the Flexsys joint venture.

INTEREST EXPENSE

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           ----------------------
   (dollars in millions)                                                                    2006            2005
                                                                                            ----            ----
   Interest Expense ............................................................           $  50            $  44
                                                                                           =====            =====
        Charges included in Interest Expense ...................................           $  (1)           $  --
                                                                                           =====            =====

      The $6 million, or 14 percent, increase in interest expense in 2006 in comparison to the six months ended June 30, 2005 resulted principally from higher debt outstanding in the six months ended June 30, 2006 than in the comparable period of 2005.

REORGANIZATION ITEMS, NET

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           ----------------------
   (dollars in millions)                                                                    2006            2005
                                                                                            ----            ----
   Reorganization Items, net ...................................................            $ (32)          $ (20)
                                                                                            =====           =====

      Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the six months ended June 30, 2006 included: $27 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $3 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; a $2 million net gain from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; and $4 million of other reorganization charges primarily involving costs incurred with exiting certain non-strategic businesses. Reorganization items incurred in the six months ended June 30, 2005 included: a $29 million net gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded; $24 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $11 million of net charges for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; $8 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and $6 million of other reorganization charges primarily involving costs incurred with the exit from the acrylic fibers business.

INCOME TAX EXPENSE

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        ------------------------
   (dollars in millions)                                                                2006               2005
                                                                                        ----               ----
   Income Tax Expense ..........................................................        $   7              $  13
                                                                                        =====              =====

      Solutia's income tax expense in the six months ended June 30, 2006 and 2005 was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the six months ended June 30, 2006 and 2005. Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances. See Note 14 of Solutia's 2005 Form 10-K for additional information concerning Solutia's deferred tax assets and changes in valuation allowances due to Solutia's Chapter 11 filing.

DISCONTINUED OPERATIONS

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        ------------------------
   (dollars in millions)                                                                2006               2005
                                                                                        ----               ----
   Income from Discontinued Operations, net of tax .............................        $   8              $   3
                                                                                        =====              =====

      Income from discontinued operations consists of the results of Solutia's pharmaceutical services business. As described in Note 4 to the accompanying consolidated financial statements, on May 23, 2006, SESA agreed to sell its pharmaceutical services business to Dishman Pharmaceuticals & Chemicals Ltd. ("Dishman"). The transaction is anticipated to close in the third quarter 2006. Included in the results of operations in the six months ended June 30, 2006 was a tax gain of $5 million as described further in the Discontinued Operations portion of the Results of Operations section for the three months ended June 30, 2006 above.

SUMMARY OF EVENTS AFFECTING COMPARABILITY

      In the six months ended June 30, 2006 and 2005 certain events affecting comparability were recorded in Reorganization Items, net in the Statement of Consolidated Operations. A comparison of reorganization items for these periods is provided in the above Results of Operations section, as well as Note 2 to the accompanying consolidated financial statements. Charges recorded in the six months ended June 30, 2006 and 2005 and other events affecting comparability recorded outside of reorganization items have been summarized in the table below (dollars in millions).

                                                                                 2006
                                                     ----------------------------------------------------------------

                                                    PERFORMANCE        INTEGRATED       CORPORATE/
                INCREASE/(DECREASE)                   PRODUCTS           NYLON             OTHER       CONSOLIDATED
                                                      --------           -----             -----       ------------
IMPACT ON:
Cost of goods sold..........................         $ --                $ --             $   9            $   9       (a)
                                                       --                  --               (20)             (20)      (b)
Marketing and administrative expenses.......            1                  --                --                1       (c)
                                                     ----------------------------------------------------------------
OPERATING INCOME IMPACT.....................           (1)                 --                11               10

Interest expense ...........................           --                 --                 (1)              (1)      (d)
Equity earnings from affiliates.............           --                  --                (1)              (1)      (e)
Loss on debt modification...................           --                  --                (8)              (8)      (d)
                                                     ----------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.............         $ (1)               $ --             $   1               --
                                                     ==============================================
Income tax impact...........................                                                                   2       (f)
                                                                                                           -----
AFTER-TAX INCOME STATEMENT IMPACT...........                                                               $   2
                                                                                                           ======

      2006 EVENTS

      a) Environmental charge precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. that will likely result in the cessation of operations at that site ($9 million pre-tax and $7 million after-tax).

      b) One-time gain resulting from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably in the second quarter 2006, as further described in Note 9 of the accompanying consolidated financial statements ($20 million pre-tax and after-tax).

      c) Restructuring costs related principally to severance and retraining costs ($1 million pre-tax and after-tax).

      d) Solutia recorded a charge of approximately $8 million (pre-tax and after-tax) to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value. In addition, $1 million (pre-tax and after-tax) of unamortized debt issuance costs associated with the DIP facility were written off at the time of modification in March 2006. See the Financial Condition and Liquidity section below for further description of the DIP facility amendment.

      e) Restructuring charges at Flexsys, Solutia's 50 percent owned joint venture ($1 million pre-tax and after-tax).

      f) With the exception of items (a) and (c) above, which primarily relate to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

                                                        2005
                                           -----------------------------------------------------------------

                                             PERFORMANCE      INTEGRATED       CORPORATE/
           INCREASE/(DECREASE)                PRODUCTS           NYLON            OTHER        CONSOLIDATED
----------------------------------------      --------           -----            -----        ------------
IMPACT ON:
Cost of Goods Sold......................        $--              $--              $--              $--
                                           -----------------------------------------------------------------
OPERATING INCOME IMPACT.................         --               --               --               --
Equity earnings from affiliates.........         --               --                5                5       (a)
                                           -----------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.........        $--              $--              $ 5                5
Income tax impact.......................                                                            --
                                           ===============================================
                                                                                              --------------
AFTER-TAX INCOME STATEMENT IMPACT.......                                                           $ 5
                                                                                              ==============

      2005 EVENTS

      a) One-time, non-operational gain recognized by the Flexsys joint venture ($5 million pre-tax and after-tax).

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

Financial Analysis

      Solutia used its existing cash on-hand to finance operating needs and capital expenditures during the six months ended June 30, 2006. Cash used in continuing operations was $126 million in the six months ended June 30, 2006, a change of $96 million from $30 million used in continuing operations for the comparable period of 2005. This change in cash used in operations in comparing the six months ended June 30, 2006 and 2005 was primarily attributable to higher pension contributions of approximately $43 million and changes in working capital items, including a significant increase in trade receivables resulting from a considerable increase in net sales in the latter part of the second quarter 2006.

      Capital spending increased $14 million to $41 million in the six months ended June 30, 2006, compared to $27 million in the comparable period of 2005. The expenditures in the six months ended June 30, 2006 were primarily to fund certain growth initiatives in the Performance Products segment, as well as various capital improvements and certain cost reduction projects.

      Net cash used for the acquisition of Quimica (as described in Note 4 to the accompanying consolidated financial statements) totaled $16 million and consisted of approximately $20 million cash paid, less approximately $4 million of cash acquired. There were no acquisitions in the six months ended June 30, 2005.

      Total debt of $1,578 million as of June 30, 2006, including $668 million subject to compromise and $910 million not subject to compromise, increased by $363 million as compared to $1,215 million at December 31, 2005, including $668 million subject to compromise and $547 million not subject to compromise. This increase in total debt resulted primarily from $350 million of additional borrowings from Solutia's DIP facility in the six months ended June 30, 2006, of which $300 million resulted from the March 2006 amendment to the DIP facility (as described below). In addition, as a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of June 30, 2006, with the exception of its DIP credit facility and Euronotes.

      Solutia's working capital decreased by $132 million to $(94) million at June 30, 2006, compared to $38 million at December 31, 2005. The change was primarily a result of higher short-term debt, partially offset by higher cash on-hand and an increase in trade receivables resulting from higher net sales.

      Solutia had a shareholders' deficit of $1,437 million at June 30, 2006 compared to $1,454 million at December 31, 2005. The $17 million decrease in shareholders' deficit resulted primarily from the $11 million decrease in accumulated other comprehensive loss coupled with the $6 million net income in the six months ended June 30, 2006.

      The weighted average interest rate on Solutia's total debt outstanding was approximately 8.8 percent at June 30, 2006 and 8.7 percent at December 31, 2005. Excluding debt subject to compromise, with the exception of the 11.25 percent notes due 2009 on which the bankruptcy court has permitted continued payments of the contractual interest, the weighted average interest rate on total debt was
9.5 percent at June 30, 2006 compared to 9.8 percent at December 31, 2005. While operating as a debtor-in-possession during the Chapter 11 proceedings, Solutia has ceased paying interest on its 6.72 percent debentures due 2037 and its 7.375 percent debentures due 2027. The amount of contractual interest expense not recorded in each of the six months ended June 30, 2006 and 2005 was approximately $16 million.

      At June 30, 2006, Solutia's total liquidity was $350 million in the form of $85 million of availability under the DIP credit facility and approximately $265 million of cash on-hand, of which $109 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings. In comparison, Solutia's total liquidity at December 31, 2005 was $238 million in the form of $131 million of availability under the DIP credit facility and approximately $107 million of cash on-hand, of which $89 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings. The increase in cash on-hand was primarily a result of the DIP amendment in March 2006 and will be used for ongoing operations and to fund upcoming mandatory pension contributions as described below.

      According  to  IRS  funding  rules,  Solutia  will  be  required  to  make approximately  $179  million  in  pension  contributions  to its U.S.  qualified pension  plan in  2006  assuming  Congress  extends  the  interest  rate  relief provision currently proposed. If this relief is not granted, required contributions in 2006 would be approximately $195 million. Approximately $43 million of these required 2006 contributions were made in the six months ended June 30, 2006. Solutia also expects to be required to fund approximately $5 million in pension contributions for its foreign pension plans in 2006.

Amendment to DIP Financing Agreement

      On March 17, 2006, Solutia amended its DIP financing facility with bankruptcy court approval. This amendment, among other things, (i) increased the DIP facility from $525 million to $825 million; (ii) extended the term of the DIP facility from June 19, 2006 to March 31, 2007; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; (vi) allowed refinancing of, and certain amendments to, SESA's outstanding Euronotes; and (vii) amended certain financial and other covenants. The amendment also contains a number of other changes and other modifications required to make the remaining terms of the DIP facility consistent with the amendments set forth above.

Euronotes Refinancing

      As described in a Form 8-K filed on August 1, 2006, on July 26, 2006, Solutia's indirect wholly-owned subsidiary Solutia Services International
S.C.A./Comm. V.A., a subsidiary of SESA, entered into a (euro) 200 million Facility Agreement (the "Facility Agreement") guaranteed by SESA and CPFilms Vertriebs GmbH, a subsidiary of SESA. Closing of the credit facility contemplated by the Facility Agreement, which at signing remained subject to the satisfaction of a number of conditions precedent, occurred on August 1, 2006. SESA used the proceeds of the new credit facility to refinance all of the Euronotes on August 1, 2006, at a prepayment premium of 3 percent, as required pursuant to the Euronotes, for a total redemption amount of approximately (euro) 215 million, including accrued interest. The Euronotes were refinanced to reduce the interest rate, extend the term of the indebtedness and facilitate certain dispositions by Solutia, including the sale of its pharmaceutical services business described below.

      The Facility Agreement has a five-year term, with a termination date of July 31, 2011 and an adjustable rate structure of EURIBOR plus a margin which currently yields a rate of approximately 5.75 to 6.50 percent. The margin is subject to adjustment upon the occurrence of certain events specified in the Facility Agreement or upon SESA and its subsidiaries attaining certain financial benchmarks. The new credit facility consists of a (euro) 160 million term loan B1 and a (euro) 40 million term loan B2. The (euro) 40 million term loan B2 is expected to be repaid from the proceeds of the sale of Solutia's pharmaceutical services business (as further described in Note 4 to the accompanying consolidated financial statements); accordingly, this amount has been classified as current in the Consolidated Statement of Financial Position as of June 30, 2006. The new loan is secured by substantially all of the assets of SESA and its subsidiaries (excluding Flexsys Holding B.V. and Carbogen Amcis AG). The Facility Agreement also contains other customary terms and conditions, including certain financial covenants relating to the performance of SESA and its subsidiaries.

PENNDOT Letter of Credit

      As a result of the favorable ruling in the PENNDOT litigation matter described in Note 9 to the accompanying consolidated financial statements, in August 2006, Monsanto, which is managing the defense obligations of Pharmacia, released the $20 million letter of credit that Solutia posted to secure a portion of Pharmacia's obligations with respect to an appeal bond issued in relation to this case.

CONTINGENCIES

      See Note 9 to the accompanying consolidated financial statements for a summary of Solutia's contingencies as of June 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

      There have been no material changes in market risk exposures during the six months ended June 30, 2006 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on page 47 of Solutia's Form 10-K for the year-ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

      During the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. There were no changes in Solutia's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE
----------------------------------------------

      JPMorgan Adversary Proceeding. As described in Solutia's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K") and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the "First Quarter 10-Q"), on May 27, 2005, JPMorgan as indenture trustee under the indenture for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding (the "JPM Proceeding") against Solutia in the Chapter 11 Cases. In its adversary proceeding, JPMorgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged security interests lacked adequate protection. The Unsecured Creditors' Committee and the Ad Hoc Solutia Trade Claims Committee have intervened in the JPM Proceeding in support of Solutia and the Ad Hoc Committee of Solutia Noteholders has intervened in the JPM Proceeding in support of JPMorgan. Trial of the JPM Proceeding concluded on July 10, 2006. Post-trial briefs are expected to be submitted by the parties by August 9, 2006. The Bankruptcy Court has indicated that it will take at least six weeks after submission of the post-trial briefs to make a ruling in the JPM Proceeding.

      Equity Committee Adversary Proceeding. As described in the 2005 Form 10-K and First Quarter 10-Q, on March 7, 2005, the Equity Committee filed a complaint against Pharmacia and Monsanto and objections to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case (the "Equity Committee
Complaint"). In the Equity Committee Complaint, the Equity Committee seeks to avoid certain obligations assumed by Solutia at the time of its spinoff from Pharmacia. The Equity Committee Complaint alleges, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. The Ad Hoc Committee of Solutia Noteholders and the Ad Hoc Solutia Trade Claims Committee have intervened in this adversary proceeding in support of the Equity Committee. The Unsecured Creditors' Committee has intervened, and Solutia intends to intervene, in this adversary proceeding as neutral parties due to the importance of this proceeding with respect to Solutia's bankruptcy case. The case is proceeding and the Bankruptcy Court has set this matter for trial to commence on September 11, 2006.

ANNISTON PARTIAL CONSENT DECREE
-------------------------------

      Solutia's 2005 Form 10-K described a Partial Consent Decree (the "Anniston Consent Decree") approved by the U.S. District Court for the Northern District of Alabama in the case captioned United States of America v. Pharmacia
Corporation (p/k/a Monsanto Company) and Solutia which requires Pharmacia and Solutia to sample certain residential properties and remove soils found on those sites if polychlorinated biphenyls ("PCBs") are above a certain level, conduct a Remedial Investigation and Feasibility Study to help determine a cleanup remedy for the Anniston, Alabama PCB site and pay the Environmental Protection Agency's ("EPA") past response costs and future oversight costs related to the foregoing work. The 2005 Form 10-K also discussed negotiations and proceedings among EPA, Solutia and Pharmacia, and other potentially responsible parties ("PRPs") with respect to the Anniston lead site, EPA's intention to enter into an Administrative Order on Consent with the lead site PRPs which would deny
Pharmacia and Solutia contribution rights against the lead site PRPs with respect to PCB cleanup and a related order issued by the United States District Court for the Northern District of Alabama issued an Order (the "PCB Order") authorizing co-defendants Pharmacia and Solutia to "suspend" performance of the PCB clean-up at the Anniston site under the Anniston Consent Decree, upon the filing of a motion by either defendant requesting that relief.

      In July 2006, Solutia and Pharmacia reached an agreement with the EPA that clarifies the extent of remaining obligations under the Anniston Consent Decree and the coordination of that work with the Lead Site clean-up being performed by others, and by which Solutia and Pharmacia will forego the opportunity to suspend their obligations under the Anniston Consent Decree pursuant to the PCB Order. Solutia and Pharmacia preserved their rights under this agreement to continue to argue that the contribution protection afforded certain other potentially responsible parties performing Lead Site clean-up should not be effective as to Solutia and Pharmacia.

CASH BALANCE PLAN LITIGATION
----------------------------

      As described in the 2005 Form 10-K and First Quarter 10-Q, since October 2005, three cases have been filed by participants in the Solutia Inc. Employees' Pension Plan alleging that the Pension Plan: (1) violates the Employee Retirement Income Security Act of 1974 ("ERISA") prohibitions on reducing rates of benefit accrual based on age; (2) results in the impermissible forfeiture of accrued benefits under ERISA; (3) violates ERISA's present value calculation rules for determining lump sum distributions; and (4) violates the minimum accrual requirements of ERISA. The cases were captioned Davis, et. al. v. Solutia, Inc. Employees' Pension Plan, Scharringhausen, et. al. v. Solutia, Inc. Employees' Pension Plan, et al. and Juanita Hammond, et. al. v. Solutia, Inc. Employees' Pension Plan. None of the Debtors, and, except for the Solutia Inc. Employee Benefits Plans Committee which was named in the Scharringhausen case, no individual or entity other than the Pension Plan, has been named as a defendant in any of these cases. The Scharringhausen plaintiffs voluntarily dismissed their case on April 24, 2006.

      On June 2, 2006, the Hammond plaintiffs' agreed to stay their action pending exhaustion of administrative remedies with respect to count (4), above. Thereafter the Hammond and Davis plaintiffs also each withdrew their respective motions to consolidate and to stay or dismiss. In addition, the Hammond and Davis plaintiffs each withdrew their motions to appoint interim class counsel and have advised the court that they are cooperating in the representation of the putative class. The Pension Plan's motions to dismiss in both the Hammond and Davis cases remain pending. The Pension Plan intends to continue to vigorously defend itself against any and all claims asserted in the Davis and Hammond litigation.

GE LITIGATION
-------------

      Solutia's 2005 Form 10-K and First Quarter 10-Q described a case captioned Michael Abbatiello et al. v. Monsanto Company, Pharmacia Corporation and Solutia Inc. (the "Abbatiello Case"), which was filed on December 26, 2005 in the Supreme Court of the State of New York on behalf of 590 current General Electric employees who work at its Schenectady, New York plant stating eleven separate causes of action alleging that General Electric purchased various PCB containing products from Pharmacia which were used in the manufacture of a variety of products including electric motors, generators, gas turbines, wire and cable, insulating materials and microwave tubes. PCBs were later detected in various locations, including retention ponds, ground water, and water treatment centers on the approximately 628 acre site. On May 10, 2006, Solutia received notice that another action, captioned Alan Abele, et al. v. Monsanto Company, Pharmacia Corporation and Solutia Inc. (the "Abele Case" and, together with the Abbatiello Case, the "GE Litigation"), was filed on March 15, 2006 in the Supreme Court of the State of New York on behalf of 486 former General Electric employees who were employed at General Electric's Schenectady, NY plant asserting eleven separate causes of action and alleging claims identical to those made on behalf of current General Electric employees in the Abbatiello Case. As in the Abbatiello Case, the plaintiffs in the Abele Case are seeking $1 billion in compensatory damages and $1 billion in punitive damages for each cause of action. The GE Litigation is automatically stayed as to Solutia pursuant to
Section 362 of the U.S. Bankruptcy Code.

      At the time of the spinoff from Pharmacia, Solutia assumed liability for, among other things, litigation liabilities related to chemical products formerly manufactured, released or used by Pharmacia prior to the spinoff, including the costs of toxic tort lawsuits alleging exposure to PCBs. Solutia also agreed to defend Pharmacia against, and indemnify Pharmacia for, such liability. Upon filing for Chapter 11 protection, Solutia determined that its defense and indemnification obligations to Pharmacia with respect to such litigation liabilities were pre-petition obligations under the U.S. Bankruptcy Code and that Solutia was therefore prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, after filing for Chapter 11 protection, Solutia ceased performance of its defense obligations and those defense obligations have been managed by Monsanto during Solutia's Chapter 11 Case. Because such litigation was no longer being managed by Solutia, Solutia became unable to provide complete status updates and, as a result, Solutia disclosed that it would cease reporting on those litigation matters. The GE Litigation falls within the scope of litigation liabilities described above. Accordingly, Monsanto is managing this litigation and Solutia will be unable to provide complete status updates on the GE Litigation. Therefore, Solutia will cease reporting on the status of the GE Litigation.

PENNDOT CASE
------------

      Solutia's Annual Report on Form 10-K (as amended) for the year ended December 31, 2003 described a case then pending in the Commonwealth Court of Pennsylvania by the Commonwealth of Pennsylvania against Pharmacia seeking damages for PCB contamination in the Transportation and Safety Building ("T&S Building") in Harrisburg, Pennsylvania, that it claimed necessitated the demolition of the T&S building. Solutia was not a named defendant in this litigation and therefore took no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia determined that its obligation to defend and indemnify Pharmacia with regard to this litigation was a pre-petition obligation that Solutia was prohibited from performing, except pursuant to a confirmed plan of reorganization. Therefore, Solutia ceased defending Pharmacia with respect to this litigation. Solutia did, however, provide a $20 million letter of credit to secure a portion of Pharmacia's obligations with respect to an appeal bond issued with respect to the case.

      On May 25, 2006 the Supreme Court of Pennsylvania issued its ruling on the appeal in this case, reversing in whole and remanding in part the decision of the trial court against Pharmacia. With respect to those claims that were reversed and remanded, the Supreme Court of Pennsylvania significantly limited the amount of damages that could be awarded. As a result of this ruling, Monsanto has released the $20 million letter of credit that Solutia posted to secure a portion of Pharmacia's obligations with respect to an appeal bond issued with respect to the case.

SOLUTIA INC. V. FMC CORPORATION
-------------------------------

      Solutia's 2005 Annual Report described an action captioned Solutia Inc. v. FMC Corporation ("FMC") in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology provided by FMC to Astaris, the 50/50 joint venture between Solutia and FMC. On July 31, 2006, the District Court entered its order regarding FMC's motion for summary judgment, ruling that Solutia's breach of fiduciary duty claim would be allowed to proceed, but only on a limited basis. The Court further overruled the parties' motions for summary judgment on the remaining claims. The Court also ruled that there will be a bench trial on the four claims remaining in the case.

ITEM 5. OTHER INFORMATION

Euronotes Refinancing

      As previously disclosed in a Form 8-K filed with the Securities and Exchange Commission (the "SEC") on June 30, 2006, Solutia delivered a redemption notice and certificate (the "Notice") to the holders of its (euro) 200 million
10.00 percent Senior Secured Notes due 2008 (the "Euronotes") issued by Solutia Europe S.A./N.V. ("SESA"), Solutia's wholly owned subsidiary, in accordance with the terms and conditions of the Euronotes. Delivery of the Notice obligated SESA to redeem the Euronotes on August 1, 2006 at a 3 percent premium.

      As described in a Form 8-K filed on August 1, 2006, on July 26, 2006, Solutia's indirect wholly-owned subsidiary Solutia Services International S.C.A./Comm. V.A. ("SSI"), a subsidiary of SESA, entered into a (euro) 200 million Facility Agreement (the "Facility Agreement") between SSI as borrower, SESA and CPFilms Vertriebs GmbH, as original guarantors, Citigroup Global Markets Limited, as arranger, the financial institutions listed therein, as the original lenders, Citibank International plc as agent for the finance parties and Citibank N.A. as security agent for the secured parties. Closing of the credit facility contemplated by the Facility Agreement, which at signing remained subject to the satisfaction of a number of conditions precedent, occurred on August 1, 2006. SESA used the proceeds of the new credit facility to refinance of all of the Euronotes on August 1, 2006, at a prepayment premium of 3 percent, as required pursuant to the Euronotes, for a total redemption amount of approximately (euro) 215 million, including accrued interest. The Euronotes were refinanced to reduce the interest rate, extend the term of the indebtedness and allow for certain dispositions by Solutia, including the sale of its pharmaceutical services business.

      The Facility Agreement has a five-year term, with a termination date of July 31, 2011 and an adjustable rate structure of EURIBOR plus a margin which currently yields a rate of approximately 5.75 to 6.50 percent. The margin is subject to adjustment upon the occurrence of certain events specified in the Facility Agreement or upon SESA and its subsidiaries attaining certain financial benchmarks. The new credit facility consists of a (euro) 160 million term loan B1 and a (euro) 40 million term loan B2. The (euro) 40 million term loan B2 is expected to be repaid from the proceeds of the sale of Solutia's pharmaceutical services business described in Note 4 to the accompanying consolidated financial statements. The new loan is secured by substantially all of the assets of SESA and its subsidiaries (excluding Flexsys Holding B.V. and Carbogen Amcis AG). The Facility Agreement also contains other customary terms and conditions, including certain financial covenants relating to the performance of SESA and its subsidiaries.

      The foregoing description of the Facility Agreement does not purport to be complete and is qualified in its entirety by reference to the Facility Agreement, a copy of which is attached hereto as Exhibit 10.1.

ITEM 6. EXHIBITS

      See the Exhibit Index at page 59, of this report.

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

                                          SOLUTIA INC.
                                          --------------------------
                                          (Registrant)


                                          /s/ TIMOTHY J. SPIHLMAN
                                          --------------------------------------
                                          (Vice President and Controller)
                                          (On behalf of the Registrant and as
                                          Principal Accounting Officer)

Date: August 2, 2006

                                  EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------

10.1 (Euro) 200,000,000 Facility Agreement dated July 26, 2006 between Solutia Europe S.A./N.V., Solutia Services International S.C.A./Comm. V.A., the guarantors listed therein, Citigroup Global Markets Limited, as mandated lead arranger, the financial institutions listed therein, as the original lenders, Citibank International plc as agent for the finance parties and Citibank N.A. as security agent for the secured parties

10.2 Share and Asset Purchase Agreement entered into on May 23, 2006 between Solutia Europe S.A./N.V. and Dishman Pharmaceuticals & Chemicals Ltd.*

11 Omitted--Inapplicable; see "Consolidated Statement of Operations" on page 1

31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)         Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Confidential treatment has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, for portions of this exhibit that contain confidential commercial and financial information.