Form 10-Q
period 2006-09-30
SOLUTIA INC
filed 2006-11-07
CIK 1043382

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

LARGE ACCELERATED FILER    ACCELERATED FILER X  NON-ACCELERATED FILER   .
                       ---                  ---                      ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES    NO X
                                                ---   ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                    OUTSTANDING AT
            CLASS                                 SEPTEMBER 30, 2006
            -----                                 ------------------

COMMON STOCK, $0.01 PAR VALUE                     104,459,578 SHARES
-----------------------------                     ------------------

                                              PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                     SOLUTIA INC.
                                                (DEBTOR-IN-POSSESSION)

                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                      (UNAUDITED)

                                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                                                  -------------           -------------
                                                                               2006         2005        2006         2005
                                                                               ----         ----        ----         ----

NET SALES .........................................................           $  738       $  661      $2,181       $2,105
Cost of goods sold.................................................              635          584       1,874        1,825
                                                                              ------       ------      ------       ------
GROSS PROFIT.......................................................              103           77         307          280
Marketing expenses.................................................               33           34         101          100
Administrative expenses............................................               24           22          68           68
Technological expenses.............................................               11           11          35           33
Amortization expense...............................................               --            1           1            1
                                                                              ------       ------      ------       ------
OPERATING INCOME...................................................               35            9         102           78
Equity earnings from affiliates....................................                7           13          28           48
Interest expense (a)...............................................              (29)         (20)        (79)         (64)
Other income, net..................................................                4            2          11            7
Loss on debt modification..........................................               --           --          (8)          --
Reorganization items, net..........................................              (19)         (15)        (51)         (35)
                                                                              ------       ------      ------       ------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE............................               (2)         (11)          3           34
Income tax expense.................................................                4            5          11           18
                                                                              ------       ------      ------       ------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........................               (6)         (16)         (8)          16
Income from Discontinued Operations, net of tax....................               50            1          58            4
                                                                              ------       ------      ------       ------
NET INCOME (LOSS)..................................................           $   44       $  (15)     $   50       $   20
                                                                              ======       ======      ======       ======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Income (Loss) from Continuing Operations...........................           $(0.06)      $(0.15)     $(0.08)      $ 0.15
Income from Discontinued Operations................................             0.48         0.01        0.56         0.04
                                                                              ------       ------      ------       ------
Net Income (Loss)..................................................           $ 0.42       $(0.14)     $ 0.48       $ 0.19
                                                                              ======       ======      ======       ======

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING..............            104.5        104.5       104.5        104.5
                                                                              ======       ======      ======       ======

(a) Interest expense excludes unrecorded contractual interest expense of $8 for the three months ended September 30, 2006 and 2005, and $24 for the nine months ended September 30, 2006 and 2005.

See accompanying Notes to Condensed Consolidated Financial Statements.


                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                             CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                                  (DOLLARS IN MILLIONS)
                                                       (UNAUDITED)
                                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                                                  -------------           -------------
                                                                               2006         2005        2006         2005
                                                                               ----         ----        ----         ----
NET INCOME (LOSS)................................................             $   44       $  (15)     $   50       $   20
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain (loss) on derivative instruments, net of tax                  (1)           4          (2)           4
Currency translation adjustments ................................                (34)          (1)        (22)          (8)
                                                                              ------       ------      ------       ------
COMPREHENSIVE INCOME (LOSS)......................................             $    9       $  (12)     $   26       $   16
                                                                              ======       ======      ======       ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                      SOLUTIA INC.
                                                 (DEBTOR-IN-POSSESSION)

                                 CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                       (UNAUDITED)

                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                          2006                 2005
                                                                                          ----                 ----
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................................................              $   154              $   107
Trade receivables, net of allowances of $8 in 2006 and $7 in 2005.........                  325                  246
Miscellaneous receivables ................................................                   77                   95
Inventories...............................................................                  302                  254
Prepaid expenses and other assets.........................................                   32                   34
Assets of discontinued operations.........................................                   --                   69
                                                                                        -------              -------
TOTAL CURRENT ASSETS......................................................                  890                  805
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
     $2,567 in 2006 and $2,482 in 2005....................................                  781                  770
INVESTMENTS IN AFFILIATES.................................................                  198                  205
GOODWILL..................................................................                   89                   76
IDENTIFIED INTANGIBLE ASSETS, net ........................................                   31                   28
OTHER ASSETS..............................................................                  109                  100
                                                                                        -------              -------
TOTAL ASSETS..............................................................              $ 2,098               $1,984
                                                                                        =======              =======

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable .........................................................              $   221              $   218
Accrued liabilities ......................................................                  238                  223
Short-term debt ..........................................................                  650                  300
Liabilities of discontinued operations....................................                    2                   26
                                                                                        -------              -------
TOTAL CURRENT LIABILITIES ................................................                1,111                  767
LONG-TERM DEBT ...........................................................                  203                  247
OTHER LIABILITIES ........................................................                  263                  248
                                                                                        -------              -------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................                1,577                1,262

LIABILITIES SUBJECT TO COMPROMISE ........................................                1,949                2,176

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2006 and 2005...........................                    1                    1
    Additional contributed capital........................................                   56                   56
    Treasury stock, at cost (13,941,057 shares in 2006 and 2005)..........                 (251)                (251)
Net deficiency of assets at spinoff.......................................                 (113)                (113)
Accumulated other comprehensive loss......................................                 (117)                 (93)
Accumulated deficit.......................................................               (1,004)              (1,054)
                                                                                        -------              -------
TOTAL SHAREHOLDERS' DEFICIT...............................................               (1,428)              (1,454)
                                                                                        -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............................              $ 2,098              $ 1,984
                                                                                        =======              =======
See accompanying Notes to Condensed Consolidated Financial Statements.

                                                     SOLUTIA INC.
                                                (DEBTOR-IN-POSSESSION)

                                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (DOLLARS IN MILLIONS)
                                                     (UNAUDITED)
                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                     -------------
                                                                                              2006                 2005
                                                                                              ----                 ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income.....................................................................               $  50                $  20
Adjustments to reconcile net income to Cash From Operations:
     Income from discontinued operations, net of tax...........................                 (58)                  (4)
     Depreciation and amortization.............................................                  83                   84
     Restructuring expenses and other charges (gains)..........................                   3                    3
     Amortization of deferred credits..........................................                  (6)                  (6)
     Other, net................................................................                  (2)                  (3)
     Deferred Income Taxes.....................................................                   2                    7
     Equity earnings from affiliates...........................................                 (28)                 (48)
     Changes in assets and liabilities:
          Income taxes payable.................................................                   1                  (16)
          Trade receivables....................................................                 (80)                   7
          Inventories..........................................................                 (43)                  (6)
          Accounts payable.....................................................                  12                  (19)
          Other assets and liabilities.........................................                  60                    4
          Liabilities subject to compromise:
                Pension plan liabilities.......................................                (153)                  22
                Other postretirement benefits liabilities......................                 (45)                 (35)
                Other liabilities subject to compromise........................                  (9)                 (18)
                                                                                              -----                -----
CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS......................                (213)                  (8)
CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS................                   2                    6
                                                                                              -----                -----
CASH USED IN OPERATING ACTIVITIES..............................................                (211)                  (2)
                                                                                              -----                -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases........................................                 (75)                 (47)
Acquisition and investment payments............................................                 (16)                  --
Investment and property disposals..............................................                   5                    4
                                                                                              -----                -----
CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS......................                 (86)                 (43)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - DISCONTINUED OPERATIONS......                  69                   (4)
                                                                                              -----                -----
CASH USED IN INVESTING ACTIVITIES..............................................                 (17)                 (47)
                                                                                              -----                -----

FINANCING ACTIVITIES:
Net change in short-term debt obligations......................................                 350                   --
Payments on long-term debt obligations.........................................                 (51)                  --
Net change in cash collateralized letters of credit............................                  --                   17
Deferred debt issuance costs...................................................                 (17)                  (1)
Other financing activities.....................................................                  (7)                  --
                                                                                              -----                -----
CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS..................                 275                   16
                                                                                              -----                -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................                  47                  (33)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..............................................................                 107                  115
                                                                                              -----                -----
END OF PERIOD..................................................................               $ 154                $  82
                                                                                              =====                =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for reorganization items.........................................               $ (46)               $ (48)
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

     Prior to September 1, 1997, Solutia was a 100% owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation, a 100% owned subsidiary of Pfizer, Inc. ("Pharmacia")). On September 1, 1997, Pharmacia distributed all of the outstanding shares of common stock of Solutia as a dividend to Pharmacia stockholders (the "Solutia Spinoff"). As a result of the Solutia Spinoff, on September 1, 1997, Solutia became an independent publicly held company and its operations ceased to be owned by Pharmacia. A net deficiency of assets of $113 resulted from the Solutia Spinoff.

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

     On January 16, 2004, pursuant to authorization from the Bankruptcy Court, Solutia entered into a $525 DIP credit facility. This DIP facility consisted of (i) a $50 multiple draw term loan; (ii) a $300 single draw term loan, which was drawn in full on the effective date of the facility; and (iii) a $175 borrowing-based revolving credit facility, which included a $150 letter of credit subfacility. The DIP credit facility was subsequently amended on March 1, 2004, July 20, 2004 and June 1, 2005. A fourth amendment was entered into on March 17, 2006, all with Bankruptcy Court approval. The fourth amendment, among other things, (i) increased the DIP facility from $525 to $825; (ii) extended the term of the DIP facility from June 19, 2006 to March 31, 2007;
(iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; (vi) allowed refinancing of, and certain amendments to, Solutia Europe S.A./N.V.'s outstanding Euronotes; and (vii) amended certain financial and other covenants. The fourth amendment also contains a number of other modifications required to make the remaining terms of the DIP facility consistent with the amendments set forth above. The DIP credit facility, as amended, currently consists of: (a) a $650 million fully-drawn term loan; and
(b) a $175 million borrowing-based revolving credit facility, which includes a $150 million letter of credit subfacility.

     As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the Bankruptcy Court. November 30, 2004 was the last date by which holders of pre-petition date claims against the Debtors could file such claims. Any holder of a claim that was required to file such claim by November 30, 2004, and did not do so may be barred from asserting such claim against the Debtors and, accordingly, may not be able to participate in any distribution on account of such claim. Differences between claim amounts identified by the Debtors and claims filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process, and only holders of claims that are ultimately allowed for purposes of the Chapter 11 case will be entitled to distributions. Solutia has not yet fully completed its analysis of all the proofs of claim. Since the settlement terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

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

     The Plan, which incorporates the Relationship Agreement and Retiree Settlement, is subject to approval by the Bankruptcy Court in accordance with the Bankruptcy Code as well as various other conditions and contingencies, some of which are not within the control of Solutia, and therefore are subject to change and are not binding upon any party. The Disclosure Statement remains subject to change pending a hearing in the Bankruptcy Court to consider the legal adequacy of the Disclosure Statement. Once the Disclosure Statement is approved by the Bankruptcy Court, it will be distributed to all constituencies entitled to vote on the Plan. Solutia cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court, or any disclosure statement ultimately approved by the Bankruptcy Court, will be consistent with the terms of the Plan and Disclosure Statement. The previously scheduled Disclosure Statement hearing has been adjourned, and the Bankruptcy Court has not yet rescheduled the hearing.

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

     Under the Plan and Relationship Agreement, as between Monsanto and Solutia, Monsanto would be responsible, with certain exceptions, for all current and future tort litigation costs arising from the conduct of Pharmacia's chemical business prior to the Solutia Spinoff, including litigation arising from exposure to polychlorinated biphenyls ("PCBs") and other chemicals. In addition, Monsanto would accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility as part of the Solutia Spinoff but which were never owned or operated by Solutia. These include more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto would share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. Under this cost-sharing mechanism, the first $50 would be paid from the proceeds of the rights offering (as described above), Monsanto would pay the next $50 (less amounts it has paid for remediation at these sites during the Chapter 11 Cases, which totaled over $30 as of January 31, 2006), Solutia would be responsible for the next $325 in costs, and any further costs would be shared equally between Solutia and Monsanto. Under certain circumstances, Solutia would be able to defer paying a portion of its shared responsibility with respect to the Anniston and Sauget sites in excess of $30 in any calendar year, up to $25 in the aggregate. Any deferred amounts would be paid by Monsanto, but subject to repayment by Solutia at a later date. The Plan and Relationship Agreement provide that Solutia will continue to pay its annual installment and education fund obligations relating to the August 2003 Anniston PCBs settlement and education fund obligations relating to the Anniston Partial Consent Decree (as described in Note 10).

     The Plan incorporates the terms of the Retiree Settlement Agreement, which was negotiated with the Retirees' Committee, which represents more than 23,000 former employees of Pharmacia and Solutia and their dependents. Although the Retiree Settlement Agreement includes benefit modifications, the Plan, through the $175 from the rights offering that will be allocated to the VEBA Trust, provides significant current funding which will greatly improve Solutia's ability to meet these benefit obligations going forward. Under the Retiree Settlement Agreement, retirees will retain certain company-provided medical benefits, although the cost to retirees for such benefits will increase. Many retirees will retain their company-provided life insurance benefits, although some will experience a reduction in the benefit provided. The Retiree Settlement Agreement also maintains Solutia's rights according to a separate 2001 settlement and a post-settlement retiree medical plan, to make certain changes, including the elimination of company-provided medical benefits for certain groups of retirees that also are eligible for Medicare coverage. In accordance with such rights, on October 18, 2006, Solutia and the Retirees' Committee submitted a joint stipulation to the Bankruptcy Court seeking its approval authorizing the Debtors, pursuant to Section 1114(e)(1)(B) of the Bankruptcy Code and the terms of the Forsberg settlement and post-settlement plan, to

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

terminate effective January 1, 2007 medical benefits for certain retirees who are Medicare eligible, and if not Medicare eligible, to terminate medical benefits on the earlier (a) the date such retirees or participants become Medicare eligible if such date is on or after January 1, 2007 or (b) October 19, 2016. On October 30, 2006, an objection to this stipulation was filed. If the objection is not consensually resolved, this matter will be scheduled for hearing by the Bankruptcy Court.

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

     The Plan does not provide for distributions to the holders of Solutia's existing equity. Under the Plan, Solutia's existing shares of common stock, as well as options and warrants to purchase its common stock, would be cancelled and holders of Solutia's common stock, including options and warrants to purchase Solutia's common stock, would receive no consideration for that stock or those options and warrants. Although the Plan does not provide for any distributions to holders of Solutia's existing equity, the Official Committee of Equity Security Holders in Solutia's bankruptcy case has filed a complaint against Pharmacia and Monsanto, and an objection to the proofs of claim filed by Monsanto and Pharmacia in Solutia's bankruptcy, arguing that holders of Solutia's existing equity are entitled to a distribution on the basis of several legal theories.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     In order to exit Chapter 11, Solutia must propose and confirm a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. As provided by the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The Bankruptcy Court has subsequently approved several extensions of the exclusivity period. Most recently, on October 4, 2006, the Court entered a Bridge Order extending the exclusivity period to the date upon which the Court makes a final determination on the Debtors' Motion to extend such period. The motion is currently set for hearing on November 16, 2006. Although Solutia expects to receive further extensions of the exclusivity period, no assurance can be given that any such future extension requests will be granted by the Bankruptcy Court. Moreover, although Solutia has filed the Plan which provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that the Plan, or any other plan of reorganization, will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

Basis of Presentation
---------------------

     These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Solutia's 2005 Annual Report on Form 10-K ("2005 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") on March 15, 2006.

     The condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. Continuation of the Company as a going concern is contingent upon, among other things, Solutia's ability (i) to comply with the terms and conditions of its DIP financing; (ii) to obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and
(v) to obtain financing sources to meet the Company's future obligations. These matters create uncertainty about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Additionally, a confirmed plan of reorganization could materially change amounts reported in the condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Condensed Consolidating Financial Statements
--------------------------------------------

     Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and September 30, 2005 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                          NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

                                                  SOLUTIA AND          SUBSIDIARIES                   SOLUTIA AND
                                                SUBSIDIARIES IN           NOT IN                      SUBSIDIARIES
                                                REORGANIZATION        REORGANIZATION  ELIMINATIONS    CONSOLIDATED
                                                --------------        --------------  ------------    ------------

NET SALES.................................          $  614                 $248          $(124)          $  738
Cost of goods sold........................             550                  212           (127)             635
                                                  ------------------------------------------------------------------
GROSS PROFIT..............................              64                   36              3              103

Marketing, administrative and
  technological expenses..................              53                   15             --               68
Amortization expense......................              (1)                   1             --               --
                                                  ------------------------------------------------------------------
OPERATING INCOME..........................              12                   20              3               35

Equity earnings (loss) from affiliates....              64                   (1)           (56)               7
Interest expense..........................             (22)                  (7)            --              (29)
Other income, net.........................              10                   --             (6)               4
Reorganization items, net.................             (19)                  --             --              (19)
                                                  ------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES.........              45                   12            (59)              (2)
Income tax expense........................               3                    2             (1)               4
                                                  ------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS..............................              42                   10            (58)              (6)
Income from discontinued operations,
  net of tax..............................               2                   48             --               50
                                                  ------------------------------------------------------------------
NET INCOME ...............................          $   44                 $ 58          $ (58)          $   44
                                                  ==================================================================

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                  SOLUTIA AND          SUBSIDIARIES                   SOLUTIA AND
                                                SUBSIDIARIES IN           NOT IN                      SUBSIDIARIES
                                                REORGANIZATION        REORGANIZATION  ELIMINATIONS    CONSOLIDATED
                                                --------------        --------------  ------------    ------------
NET SALES.................................          $1,804                 $723          $(346)          $2,181
Cost of goods sold........................           1,613                  623           (362)           1,874
                                                  ------------------------------------------------------------------
GROSS PROFIT..............................             191                  100             16              307

Marketing, administrative and
  technological expenses..................             161                   43             --              204
Amortization expense......................              --                    1             --                1
                                                  ------------------------------------------------------------------
OPERATING INCOME..........................              30                   56             16              102

Equity earnings (loss) from affiliates....             116                   (3)           (85)              28
Interest expense..........................             (61)                 (18)            --              (79)
Other income, net.........................              27                    3            (19)              11
Loss on debt modification.................              (8)                  --             --               (8)
Reorganization items, net.................             (51)                  --             --              (51)
                                                  ------------------------------------------------------------------
INCOME BEFORE INCOME TAXES................              53                   38            (88)               3
Income tax expense .......................               4                    8             (1)              11
                                                  ------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS..............................              49                   30            (87)              (8)
Income from discontinued operations,
  net of tax..............................               1                   57             --               58
                                                  ------------------------------------------------------------------
NET INCOME................................          $   50                 $ 87          $ (87)          $   50
                                                  ==================================================================

                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                  SOLUTIA AND          SUBSIDIARIES                   SOLUTIA AND
                                                SUBSIDIARIES IN           NOT IN                      SUBSIDIARIES
                                                REORGANIZATION        REORGANIZATION  ELIMINATIONS    CONSOLIDATED
                                                --------------        --------------  ------------    ------------

NET SALES.................................          $  538                 $222          $ (99)          $  661
Cost of goods sold........................             501                  188           (105)             584
                                                  ------------------------------------------------------------------
GROSS PROFIT..............................              37                   34              6               77

Marketing, administrative and
  technological expenses..................              53                   15             (1)              67
Amortization expense......................               1                   --             --                1
                                                  ------------------------------------------------------------------
OPERATING INCOME (LOSS)...................             (17)                  19              7                9

Equity earnings (loss) from affiliates....              25                   (1)           (11)              13
Interest expense..........................             (14)                  (6)            --              (20)
Other income, net.........................               9                    1             (8)               2
Reorganization items, net.................             (16)                   1             --              (15)
                                                  ------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES ........             (13)                  14            (12)             (11)
Income tax expense .......................               1                    4             --                5
                                                  ------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS..............................             (14)                  10            (12)             (16)
Income (loss) from discontinued
  operations, net of tax..................              (1)                   2             --                1
                                                  ------------------------------------------------------------------
NET INCOME (LOSS).........................             (15)                  12            (12)             (15)
                                                  ==================================================================

             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                  SOLUTIA AND          SUBSIDIARIES                   SOLUTIA AND
                                                SUBSIDIARIES IN           NOT IN                      SUBSIDIARIES
                                                REORGANIZATION        REORGANIZATION  ELIMINATIONS    CONSOLIDATED
                                                --------------        --------------  ------------    ------------

NET SALES.................................          $1,733                 $674          $(302)          $2,105
Cost of goods sold........................           1,578                  569           (322)           1,825
                                                  ------------------------------------------------------------------
GROSS PROFIT..............................             155                  105             20              280

Marketing, administrative and
  technological expenses..................             158                   44             (1)             201
Amortization expense......................               1                   --             --                1
                                                  ------------------------------------------------------------------
OPERATING INCOME (LOSS)...................              (4)                  61             21               78

Equity earnings (loss) from affiliates....              89                   (3)           (38)              48
Interest expense..........................             (46)                 (18)            --              (64)
Other income, net.........................              19                    8            (20)               7
Reorganization items, net.................             (33)                  (2)            --              (35)
                                                  ------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ...............              25                   46            (37)              34
Income tax expense .......................               3                   15             --               18
                                                  ------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS.........              22                   31            (37)              16
Income (loss) from discontinued
  operations, net of tax..................              (2)                   6             --                4
                                                  ------------------------------------------------------------------
NET INCOME................................              20                   37            (37)              20
                                                  ==================================================================

                                                          SOLUTIA INC.
                                                     (DEBTOR-IN-POSSESSION)

                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                          (UNAUDITED)

                                 CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2006

                                                          SOLUTIA AND          SUBSIDIARIES                         SOLUTIA AND
                                                        SUBSIDIARIES IN           NOT IN                           SUBSIDIARIES
                                                         REORGANIZATION       REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                         --------------       --------------      ------------     ------------

ASSETS
Current assets ...................................          $   548              $  423              $ (81)          $   890
Property, plant and equipment, net................              661                 120                 --               781
Investment in subsidiaries and affiliates.........              469                 218               (489)              198
Goodwill and identified intangible assets, net....              100                  20                 --               120
Other assets......................................               59                  50                 --               109
                                                         -----------------------------------------------------------------------
   TOTAL ASSETS...................................          $ 1,837              $  831              $(570)          $ 2,098
                                                         =======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities ..............................          $ 1,014                $158              $ (61)          $ 1,111
Long-term debt....................................               --                 203                 --               203
Other liabilities.................................              193                  70                 --               263
                                                         -----------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.......            1,207                 431                (61)            1,577

LIABILITIES SUBJECT TO COMPROMISE.................            2,058                  --               (109)            1,949

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..............           (1,428)                400               (400)           (1,428)
                                                         -----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).......................................          $ 1,837                $831              $(570)          $ 2,098
                                                         =======================================================================

                                 CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

                                                          SOLUTIA AND          SUBSIDIARIES                         SOLUTIA AND
                                                        SUBSIDIARIES IN           NOT IN                           SUBSIDIARIES
                                                         REORGANIZATION       REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                         --------------       --------------      ------------     ------------

ASSETS............................................
Current assets....................................          $   447                $ 430             $ (72)          $   805
Property, plant and equipment, net................              674                   96                --               770
Investment in subsidiaries and affiliates.........              388                  213              (396)              205
Goodwill and identified intangible assets, net....              100                    4                --               104
Other assets......................................               62                   38                --               100
                                                         -----------------------------------------------------------------------
         TOTAL ASSETS.............................          $ 1,671                $ 781             $(468)          $ 1,984
                                                         =======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities...............................          $   644                $ 176              $(53)          $   767
Long-term debt....................................               --                  247                --               247
Other liabilities.................................              201                   47                --               248
                                                         -----------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.......              845                  470               (53)            1,262

LIABILITIES SUBJECT TO COMPROMISE ................            2,280                   --              (104)            2,176

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..............           (1,454)                 311              (311)           (1,454)
                                                         -----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).......................................          $ 1,671                $ 781             $(468)          $ 1,984
                                                         =======================================================================

                                                             SOLUTIA INC.
                                                        (DEBTOR-IN-POSSESSION)

                                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                             (UNAUDITED)

                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                          SOLUTIA AND          SUBSIDIARIES                         SOLUTIA AND
                                                        SUBSIDIARIES IN           NOT IN                           SUBSIDIARIES
                                                         REORGANIZATION       REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                         --------------       --------------      ------------     ------------

Net Cash Provided by (Used in) Operating
  Activities......................................           $(254)                $ 43              $  --            $(211)
Net Cash Provided by (Used in) Investing
  Activities......................................             (72)                  55                 --              (17)
Net Cash Provided by (Used in) Financing
  Activities......................................             347                  (72)                --              275
                                                        -----------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents.........              21                   26                 --               47

Cash and Cash Equivalents:
  Beginning of year...............................              18                   89                 --              107
                                                        -----------------------------------------------------------------------
  End of period...................................           $  39                 $115              $  --            $ 154
                                                        =======================================================================


                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                          SOLUTIA AND          SUBSIDIARIES                         SOLUTIA AND
                                                        SUBSIDIARIES IN           NOT IN                           SUBSIDIARIES
                                                         REORGANIZATION       REORGANIZATION      ELIMINATIONS     CONSOLIDATED
                                                         --------------       --------------      ------------     ------------

Net Cash Provided by (Used in) Operating
  Activities......................................           $ (42)                $ 40              $  --            $  (2)
Net Cash Used in Investing Activities.............             (34)                 (13)                --              (47)
Net Cash Provided by (Used in) Financing
  Activities......................................              32                  (16)                --               16
                                                        -----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
  Equivalents.....................................             (44)                  11                 --              (33)

Cash and Cash Equivalents:
  Beginning of year...............................              50                   65                 --              115
                                                        -----------------------------------------------------------------------
  End of period...................................           $   6                 $ 76              $  --            $  82
                                                        =======================================================================

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

     The condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceedings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties that have not been reflected in the condensed consolidated financial statements.

Basis of Consolidation

     The condensed consolidated financial statements include the accounts of Solutia and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Companies in which Solutia has a significant interest but not a controlling interest are accounted for under the equity method of accounting and included in Investments in Affiliates in the Condensed Consolidated Statement of Financial Position. Solutia's proportionate share of these companies' net earnings or losses is reflected in Equity Earnings (Loss) from Affiliates in the Condensed Consolidated Statement of Operations. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities,

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


as amended, variable interest entities in which Solutia is the primary beneficiary are consolidated within the condensed consolidated financial statements.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements which affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates were used to account for restructuring reserves, environmental reserves, self-insurance reserves, employee benefit plans, intangible assets, income taxes, asset impairments and contingencies. Actual results, particularly with respect to those matters affected by the Chapter 11 bankruptcy proceedings, could materially differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

Inventory Valuation

     Inventories are stated at cost or market, whichever is less. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity. The cost of inventories in the United States, excluding supplies (74 percent as of September 30, 2006, and 73 percent as of December 31, 2005) is determined by the last-in, first-out ("LIFO") method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside the United States, as well as supplies inventories in the United States, is determined by the first-in, first-out ("FIFO") method.

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

Intangible Assets

     Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives, generally periods ranging from 5 to 20 years. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter, or more frequently if changes in circumstances indicate they may not be recoverable.

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

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Environmental Remediation

     Costs for remediation of waste disposal sites are accrued in the accounting period in which the obligation is probable and when the cost is reasonably estimable. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from third parties. In those cases where third-party indemnitors have agreed to pay any amounts and management believes that collection of such amounts is probable, the amounts are reflected as receivables in the condensed consolidated financial statements.

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

Distribution Costs

     Solutia includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and the other costs of its distribution network in Cost of Goods Sold in the Condensed Consolidated Statement of Operations.

Shipping and Handling Costs

     Amounts billed for shipping and handling are included in Net Sales and the costs incurred for these activities are included in Cost of Goods Sold in the Condensed Consolidated Statement of Operations.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



Derivative Financial Instruments

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivatives, whether designated for hedging relationships or not, are recognized in the Condensed Consolidated Statement of Financial Position at their fair value.

     Currency forward and option contracts are used to manage currency exposures for financial instruments denominated in currencies other than the entity's functional currency. Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be included in Other Income, net in the Condensed Consolidated Statement of Operations.

     Natural gas forward and option contracts are used to manage some of the exposure for the cost of natural gas. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Financial Position to the extent effective, and reclassified into Cost of Goods Sold in the Condensed Consolidated Statement of Operations in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of Goods Sold immediately.

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

Currency Translation

     The local currency has been used as the functional currency for nearly all worldwide locations. The financial statements for most of Solutia's ex-U.S. operations are translated into U.S. dollars at current or average exchange rates. Unrealized currency translation adjustments are included in Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Financial Position.

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

Recently Issued Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 eliminates income taxes from the scope of SFAS No. 5, Accounting for Contingencies.

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

     In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No. 158"). SFAS No. 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status would be recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. Further, SFAS No. 158 requires the unrecognized transition asset or obligation, gains or losses, and prior service costs to be recognized as a component of other comprehensive income, net of tax. The Statement will also require the measurement of the funded status of a plan to match that of the date of the Company's fiscal-year-end financial statements, eliminating the use of earlier measurement dates previously permissible. The portions of SFAS No. 158 relating to the recognition of the funded status of a plan and the unrecognized components of net periodic benefit cost are effective for fiscal years ending after December 15, 2006 (i.e., effective December 31, 2006 for Solutia). Solutia is currently evaluating the financial impact of SFAS No. 158 on the consolidated financial statements.

     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities ("FSP AUG AIR-1"), that eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This staff position is effective for fiscal years beginning after December 15, 2006 (i.e., effective January 1, 2007 for Solutia) and requires retrospective application to all prior period results presented. The Company has been accruing for certain major maintenance activities associated with periodic major overhauls and maintenance of equipment under the accrue-in-advance method. Solutia is currently evaluating the financial impact of FSP AUG AIR-1 on the consolidated financial statements.

3.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

     Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as a debtor-in-possession. These estimated claims are reflected in the Condensed Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of September 30, 2006 and December 31, 2005 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

actions of the bankruptcy court, negotiations with claimants, rejection or assumption of executory contracts, determination of value of any collateral securing claims, reconciliation of proofs of claim or other events.

     Solutia has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses; (vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of September 30, 2006 and December 31, 2005, as applicable.

     The amounts subject to compromise consisted of the following items:

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            2006               2005
                                                                            ----               ----
      Postretirement benefits (a)...............................           $  900             $1,098
      Litigation reserves (b)...................................              111                136
      Accounts payable (c)......................................              116                118
      Environmental reserves (d)................................               81                 82
      Other miscellaneous liabilities...........................               73                 74

      6.72% debentures due 2037 (e).............................              150                150
      7.375% debentures due 2027 (e)............................              300                300
      11.25% notes due 2009 (f).................................              223                223
      Other (g).................................................               43                 43
                                                                           ------             ------
                                                                              716                716
      Unamortized debt discount and debt issuance costs.........              (48)               (48)
                                                                           ------             ------
           TOTAL DEBT SUBJECT TO COMPROMISE.....................              668                668
                                                                           ------             ------
      TOTAL LIABILITIES SUBJECT TO COMPROMISE...................           $1,949             $2,176
                                                                           ======             ======

(a) Postretirement benefits include Solutia's domestic (i) qualified pension plan liabilities of $348 and $501 as of September 30, 2006 and December 31, 2005, respectively; (ii) non-qualified pension plan liabilities of $19 as of both September 30, 2006 and December 31, 2005; and (iii) other postretirement benefits liabilities of $533 and $578 as of September 30, 2006 and December 31, 2005, respectively. Pursuant to a bankruptcy court order, Solutia made payments with respect to other postretirement obligations of approximately $70 in the nine months ended September 30, 2006. Solutia also made $161 of contributions to its qualified pension plan pursuant to IRS funding requirements in the nine months ended September 30, 2006.
(b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of September 30, 2006 and December 31, 2005. During the second quarter 2006 Solutia transferred out of liabilities subject to compromise $20 of litigation reserves related to the PENNDOT litigation matter that were no longer deemed uncertain as a result of a favorable court ruling (as further described in Note 10). Pursuant to a bankruptcy court order, Solutia made a scheduled payment of $5 in the third quarter 2006 with respect to the Anniston litigation settlement reached in 2003.
(c) Pursuant to bankruptcy court orders, Solutia settled certain accounts payable liabilities subject to compromise in the nine months ended September 30, 2006.
(d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. See
     Note 10 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.



                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


(e) While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the nine months ended September 30, 2006 was approximately $24.
(f) Pursuant to a bankruptcy court order, Solutia is required to continue payments of the contractual interest on its 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code; provided, however, that Solutia's official committee of unsecured creditors (the "Creditors' Committee") has the right at any time, and Solutia has the right at any time after the payment of the contractual interest made in July 2005, to seek to terminate Solutia's obligation to continue making the interest payments. Solutia or the Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after a showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and whether that value is decreasing during the course of Solutia's bankruptcy case. The amount of contractual interest paid with respect to these notes was approximately $25 in the nine months ended September 30, 2006, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of September 30, 2006 and December 31, 2005.
(g) Represents the debt obligation incurred upon the consolidation of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The obligation represents the synthetic lease arrangement with respect to Solutia's headquarters building.

  Reorganization Items, Net

     Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     Reorganization items, net consisted of the following items:

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                              -------------               -------------

                                                           2006          2005           2006         2005
                                                           ----          ----           ----         ----
Professional fees (a) ........................             $(13)         $(13)          $(40)        $(37)
Severance and employee retention costs (b)...                (1)           (2)            (4)         (10)
Adjustments to allowed claim amounts (c) .....               --             1              2          (10)
Settlements of pre-petition claims (d) .......               --            --             --           29
Other ........................................               (5)           (1)            (9)          (7)
                                                           ----          ----           ----         ----
TOTAL REORGANIZATION ITEMS, NET ..............             $(19)         $(15)          $(51)        $(35)
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

4.  STOCK OPTION PLANS

     Solutia has two stock-based incentive plans under which awards are available for grants to officers and employees; the Solutia Inc. 2000 Stock-Based Incentive Plan ("2000 Plan") and the Solutia Inc. 1997 Stock-Based Incentive Plan ("1997 Plan"). The 2000 Plan authorizes up to 5,400,000 shares and the 1997 Plan up to 7,800,000 shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


granted may not exceed 10 years. At September 30, 2006, approximately 2,187,693 shares from the 2000 Plan and 2,235,314 shares from the 1997 Plan remained available for grants.

     During the nine months ended September 30, 2006, no options were granted to current executive officers and other senior executives as a group, or to other employees. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 3,011,000, and those to other employees totaled 10,016,592, through September 30, 2006. The options granted to Solutia's executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

     The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's board of directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors. Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At September 30, 2006, 25,174 shares of Solutia's common stock remained available for grants under the plan. There were no options or deferred shares granted in the nine months ended September 30, 2006 as all non-employee director compensation is now paid in cash.

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

     There were no options granted or exercised during the nine months ended September 30, 2006. Accordingly, no compensation cost with respect to such activities was recognized in the Condensed Consolidated Statement of Operations in the nine months ended September 30, 2006. However, to the extent that the remaining service periods of unvested options granted prior to January 1, 2006 extend past the adoption date of SFAS No. 123(R), the residual unamortized fair value originally calculated for footnote disclosures required under SFAS No. 123, net of estimated forfeitures, is now recognized on a straight-line basis over such remaining periods. Compensation cost and all related effects within the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows associated with these unvested options was less than $1 during the nine months ended September 30, 2006. Additionally, there was less than $1 of total unrecognized compensation cost related to these unvested options as of September 30, 2006 to be recognized over a weighted-average recognition period of less than one year.

     Prior to January 1, 2006, Solutia applied SFAS No. 123 as amended by SFAS No. 148, which allowed Solutia to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost was recognized for Solutia's option plans in the Condensed Consolidated

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Statement of Operations during such periods, as all options granted under the plans had an exercise price equal to the market value of Solutia's stock on the date of the grant. The effect would have been less than $1 on net income and no change on income per share had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, consistent with SFAS No. 123, for the nine months ended September 30, 2005.

     A summary of Solutia's stock option plans for the nine months ended September 30, 2006 is as follows:

                                                                                 WEIGHTED-
                                                            WEIGHTED-             AVERAGE         AGGREGATE
                                                             AVERAGE             REMAINING        INTRINSIC
                                            OPTIONS      EXERCISE PRICE       CONTRACTUAL LIFE     VALUE(a)
                                        ---------------------------------------------------------------------
Outstanding at January 1, 2006........     17,323,551        $15.80                  --                --
   Granted............................             --          0.00                  --                --
   Exercised..........................             --          0.00                  --                --
   Expired............................       (947,076)        15.33                  --                --
                                        ---------------------------------------------------------------------
Outstanding at March 31, 2006.             16,376,475        $15.82                 1.7             $(253)
   Granted............................             --          0.00                  --                --
   Exercised..........................             --          0.00                  --                --
   Expired............................     (2,667,774)        16.49                  --                --
                                        ---------------------------------------------------------------------
Outstanding at June 30, 2006..........     13,708,701        $15.68                 1.8             $(209)
                                        ---------------------------------------------------------------------
  Granted.............................             --          0.00                  --                --
  Exercised...........................             --          0.00                  --                --
  Expired.............................       (660,957)        17.43                  --                --
                                        ---------------------------------------------------------------------
Outstanding at September 30, 2006.....     13,047,744        $15.60                 1.6             $(197)

                                        =====================================================================
Exercisable at September 30, 2006.....     12,884,944        $15.73                 1.5             $(197)

   (a) Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of Solutia's common stock as of the reporting date.

5.  ACQUISITION AND DIVESTITURE

Discontinued Operations

     On May 23, 2006, Solutia's 100% owned subsidiary, Solutia Europe S.A./N.V. ("SESA"), agreed to sell its pharmaceutical services business to Dishman Pharmaceuticals & Chemicals Ltd. ("Dishman") pursuant to a Stock and Asset Purchase Agreement dated as of May 23, 2006 between SESA and Dishman. Closing of the sale occurred on August 22, 2006 and included the transfer of all economic benefits and liabilities of the pharmaceutical services business from August 1, 2006 through the closing date. Under the terms of the agreement, Dishman purchased 100 percent of the stock of the pharmaceutical services business, as well as certain other assets used in the pharmaceutical services business, for $77, subject to certain purchase price adjustments. Dishman also assumed substantially all of the liabilities relating to the pharmaceutical services business, other than certain liabilities that arose prior to the closing of the transaction and liabilities under certain employment agreements. SESA agreed, subject to certain exceptions, that for a period of three years after the closing of the transaction neither it nor its affiliates will compete with the pharmaceutical services business or solicit for employment certain employees of the pharmaceutical services business and their current affiliates.

     The pharmaceutical services business was a component of the Performance Products segment prior to the classification as discontinued operations. Solutia recorded a gain on the sale of the pharmaceutical services business of $49. Further, Solutia used $51 of the proceeds from the sale to pay down SESA's (euro) 200 million credit facility entered into on July 26, 2006 and closed on August 1, 2006 (as described in Note 12).

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     The carrying amounts of assets and liabilities from discontinued operations have been classified as current in the Condensed Consolidated Statement of Financial Position and consisted of the following:

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     2006               2005
                                                                     ----               ----
ASSETS:
Trade receivables............................................       $  --               $   7
Miscellaneous receivables....................................          --                   1
Inventories..................................................          --                  13
Prepaid expenses and other assets............................          --                   1
Property, plant and equipment, net...........................          --                  34
Identified intangible assets, net............................          --                   7
Other assets.................................................          --                   6
                                                                    -----               -----
         Assets of discontinued operations...................       $  --               $  69
                                                                    =====               =====

LIABILITIES:
Accounts payable.............................................       $  --               $   4
Accrued liabilities..........................................           2                  17
Other liabilities............................................          --                   5
                                                                    -----               -----
         Liabilities of discontinued operations..............       $   2               $  26
                                                                    =====               =====

     The operating results of the pharmaceutical services business have been reported separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations for each period presented. Net sales and income from discontinued operations are as follows:

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                         -------------              -------------

                                                      2006          2005          2006         2005
                                                      ----          ----          ----         ----
Net sales ....................................        $  5          $ 15          $ 42         $ 51
Income (loss) before income taxes.............          50             1            54            5
Income tax expense (benefit)..................          --            --            (4)           1
                                                      ----          ----          ----         ----
INCOME FROM DISCONTINUED OPERATIONS...........        $ 50          $  1          $ 58         $  4
                                                      ====          ====          ====         ====

     Solutia recorded a gain on the sale of the pharmaceutical services business of $49. The gain on sale was exempt from tax outside the United States and no gain was realized for United States tax purposes.

Acquisition

     On March 1, 2006, pursuant to a stock purchase agreement among Solutia, Vitro S.A. de C.V. ("Vitro") and Vitro Plan S.A. de C.V. ("Vitro Plan"), a 100% owned subsidiary of Vitro, Solutia acquired Vitro Plan's 51 percent stake in Quimica M, S.A. de C.V. ("Quimica") (originally formed in 1996 as a joint venture between Vitro, Vitro Plan, and Monsanto) for approximately $20 in cash. As a result of this acquisition, Solutia became the sole owner of Quimica and its plastic interlayer plant located in Puebla, Mexico. Pursuant to the purchase agreement, Solutia also entered into supply agreements with Vitro Flex S.A. de C.V. and Vitro Automotriz S.A. de C.V. to provide their requirements for most SAFLEX(R) plastic interlayer products for up to five years. This acquisition reflects Solutia's commitment to meet the growing global demand for its SAFLEX(R) and VANCEVA(R) plastic interlayer products.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     The allocation of purchase price to the assets acquired and liabilities assumed resulted in Solutia's acquisition or assumption of total current assets of $18, non-current assets of $32, goodwill of $5, amortizable contract-based intangible assets of $4, current liabilities of $11 and non-current liabilities of $7. The contract-based intangible assets are being amortized over their estimated useful lives of 5 years. Results of operations for Quimica were included in Solutia's results of operations from the acquisition date in the Performance Products segment. The results of operations for the acquired business were not material to Solutia's consolidated results of operations.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

     Goodwill of $89 and $76 at September 30, 2006 and December 31, 2005, respectively, was allocated to the Performance Products segment. This $13 increase in goodwill as of September 30, 2006 was a result of the Quimica acquisition (as further described in Note 5), of which $5 resulted from the 2006 acquisition and $8 resulted from the original acquisition in 1996 that was previously accounted for under the equity method of accounting.

Identified Intangible Assets

     Identified intangible assets generally are comprised of (i) amortizable contract-based intangible assets with finite useful lives, and (ii) indefinite-lived trademarks not subject to amortization. These intangible assets are summarized in aggregate as follows:

                                              SEPTEMBER 30, 2006                          DECEMBER 31, 2005
                                      -----------------------------------       ------------------------------------
                                       GROSS                        NET          GROSS                        NET
                                      CARRYING     ACCUMULATED   CARRYING       CARRYING     ACCUMULATED    CARRYING
                                       VALUE       AMORTIZATION    VALUE         VALUE       AMORTIZATION    VALUE
                                      -----------------------------------       ------------------------------------
Amortized intangible assets.....        $ 12          $ (7)        $  5          $  8           $ (6)        $  2
Trademarks......................          26            --           26            26             --           26
                                      -----------------------------------       ------------------------------------
TOTAL IDENTIFIED INTANGIBLE
ASSETS..........................        $ 38          $ (7)        $ 31          $ 34           $ (6)        $ 28
                                      ===================================       ====================================

     There were no changes to amortizable lives or methods during the nine months ended September 30, 2006. In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $2 annually from 2006 through 2010.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                       SEPTEMBER 30,         DECEMBER 31,
INVENTORIES                                                                2006                 2005
                                                                           ----                 ----
Finished goods................................................             $ 242                $ 236
Goods in process..............................................               168                  131
Raw materials and supplies....................................                98                   93
                                                                           -----                -----
Inventories, at FIFO cost.....................................               508                  460
Excess of FIFO over LIFO cost.................................              (206)                (206)
                                                                           -----                -----
TOTAL INVENTORIES.............................................             $ 302                $ 254
                                                                           =====                =====

     Inventories at FIFO approximate current cost.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       SEPTEMBER 30,         DECEMBER 31,
ACCRUED LIABILITIES                                                        2006                 2005
                                                                           ----                 ----
Wages and benefits............................................             $  54                $  54
Accrued rebates and sales returns/allowances..................                16                   22
Accrued interest..............................................                10                   23
Other.........................................................               153                  124
                                                                           -----                -----
TOTAL ACCRUED LIABILITIES.....................................             $ 233                $ 223
                                                                           =====                =====

8. INVESTMENT IN AFFILIATE

     At September 30, 2006, Solutia participated in one principal 50/50 joint venture comprised of interests in Flexsys Holding B.V., Flexsys America L.P. and Flexsys Rubber Chemicals Ltd. (collectively "Flexsys"), for which Solutia applies the equity method of accounting. Summarized financial information for 100 percent of the Flexsys joint venture is as follows:


                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                                 -----------------------------------------
                                                                   2006       2005        2006       2005
                                                                   ----       ----        ----       ----
Net sales..................................................        $150       $159        $466       $493
Gross profit ..............................................          35         48         128        160
Operating income ..........................................          21         23          81         84
Net income ................................................          15         14          55         60

9. RESTRUCTURING RESERVES

     Solutia recorded approximately $1 of decommissioning and dismantling costs in Reorganization Items, net, primarily in the Integrated Nylon segment during the three months ended September 30, 2006, and Solutia recorded approximately $3 of future contractual payments in Reorganization Items, net related to the termination of a third party manufacturing agreement within the Performance Products segment. In addition, Solutia recorded approximately $2 of severance and retraining costs in the three months ended September 30, 2006 in Reorganization Items, net and Marketing and Administrative expenses involving headcount reductions. Solutia also recorded approximately $1 of asset write-downs in Reorganization Items, net within the Performance Products segment.

     Solutia recorded approximately $3 of decommissioning and dismantling costs in the nine months ended September 30, 2006 primarily as a result of the shut-down of its acrylic fibers business in 2005, and approximately $3 of asset write-downs. Solutia also recorded approximately $3 of future contractual payments related to the termination of a third party manufacturing agreement. These costs were all recorded within Reorganization Items, net with approximately $4 in the Integrated Nylon segment and approximately $5 in the Performance Products segment. In addition, Solutia recorded approximately $5 of severance and retraining costs in the nine months ended September 30, 2006 with approximately $3 in Reorganization Items, net, and approximately $2 in Marketing and Administrative expenses involving headcount reductions recorded throughout the organization.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     A summary of restructuring activity during the three and nine months ended September 30, 2006 is as follows:

                                                                 FUTURE
                                           DECOMMISSIONING/    CONTRACTUAL      EMPLOYMENT    ASSET WRITE-
                                             DISMANTLING        PAYMENTS        REDUCTIONS       DOWNS         TOTAL
                                          ----------------------------------------------------------------------------

Balance at December 31, 2005.........            $ 2              $ --             $ 2           $ --           $ 4
  Charges taken......................              2                --               2              1             5
  Amounts utilized...................             (2)               --              (3)            (1)           (6)
                                          ----------------------------------------------------------------------------
Balance at March 31, 2006............            $ 2                --             $ 1           $ --           $ 3
  Charges taken......................             --                --               1              1             2
  Amounts utilized...................             (1)               --              (1)            (1)           (3)
                                          ----------------------------------------------------------------------------
Balance at June 30, 2006.............            $ 1                --             $ 1           $ --           $ 2
  Charges taken......................              1                 3               2              1             7
  Amounts utilized...................             (1)               --              (2)            (1)           (4)
                                          ----------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2006........            $ 1              $  3             $ 1           $ --           $ 5
                                          ============================================================================

     Solutia cannot forecast the level of future restructuring charges due to the inherent uncertainty involved in operating as a debtor-in-possession under Chapter 11 bankruptcy protection.

10. CONTINGENCIES

Litigation

     Because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 bankruptcy case. This estimated unsecured claim amount was classified as a liability subject to compromise as of September 30, 2006 and December 31, 2005 in the amount of $116 and $136, respectively.

     Solutia's 2003 Form 10-K/A described a number of legal proceedings in which Solutia was a named defendant or was defending solely due to its indemnification obligations referred to above. Solutia is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, Solutia has ceased reporting on the status of those legal proceedings. The legal proceedings which are in this category are (i) Owens v. Monsanto; (ii) Payton v. Monsanto; (iii) other Anniston cases; and (iv) premises based asbestos litigation. Legal proceeding activities are currently being funded by Monsanto for these matters. Monsanto's funding of these legal activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's bankruptcy case.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     Following is a summary of legal proceedings that Solutia or its equity affiliate continue to manage that could result in an outcome that is material to the condensed consolidated financial statements:

LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE
----------------------------------------------

JPMORGAN ADVERSARY PROCEEDING

     On May 27, 2005, JPMorgan, as indenture trustee for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding (the "JPM Proceeding") against Solutia in Solutia's bankruptcy case. In its adversary proceeding, JPMorgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged security interests lacked adequate protection. The JPM Proceeding relates to Solutia's 2002 and 2003 refinancings of its credit facilities. When Solutia refinanced its credit facilities in 2002, the 2027 and 2037 debentures obtained a pro rata secured interest in certain of Solutia's assets as a result of the application of the "equal and ratable" provisions of the Prepetition Indenture. On October 8, 2003, Solutia restructured its credit facilities, reduced its outstanding secured indebtedness below the threshold level that initially triggered the "equal and ratable" provisions of the Prepetition Indenture and, as a result, the 2027 and 2037 debentures returned to their original unsecured status. JPMorgan alleges that the October 8, 2003 refinancing had no effect on the security interests and liens that were created in 2002, and argues further that, even if it did, those liens should be reinstated as a matter of equity. The Unsecured Creditors' Committee and the Ad Hoc Solutia Trade Claims Committee have intervened in the JPM Proceeding in support of Solutia and the Ad Hoc Committee of Solutia Noteholders has intervened in the JPM Proceeding in support of JPMorgan. Trial of the JPM Proceeding concluded on July 10, 2006. Post-trial briefs were submitted by the parties in August 2006. The Bankruptcy Court has not yet made a ruling in the JPM Proceeding.

EQUITY COMMITTEE ADVERSARY PROCEEDING AGAINST MONSANTO AND PHARMACIA

     On March 7, 2005, the Official Committee of Equity Security Holders ("Equity Committee") in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and objections to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case (the "Equity Committee Complaint"). In the Equity Committee Complaint, the Equity Committee seeks to avoid certain obligations assumed by Solutia at the time of its spinoff from Pharmacia. The Equity Committee Complaint alleges, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. Pharmacia and Monsanto filed a motion to dismiss the Equity Committee Complaint for, among other things, lack of standing or, in the alternative, to stay the adversary proceeding. On August 4, 2005, the Debtors filed with the Bankruptcy Court their Statement and Reservation of Rights in Response to the Equity Committee's Complaint and Objection to Claims, in which the Debtors expressed their view that the issues and disputes raised in the Equity Committee Complaint would be resolved through the Plan confirmation process. During a hearing held on April 11, 2006, the Bankruptcy Court issued a bench ruling denying Pharmacia and Monsanto's motion to dismiss the Equity Committee Complaint. The Ad Hoc Committee of Solutia Noteholders and the Ad Hoc Solutia Trade Claims Committee have intervened in this adversary proceeding in support of the Equity Committee. Solutia and the Unsecured Creditors' Committee have intervened in this adversary proceeding as neutral parties due to the importance of this proceeding with respect to Solutia's bankruptcy case. On September 14, 2006, the Court ruled that while the Equity Committee did not have standing to pursue these claims on behalf of the Debtors, it had standing to pursue its own objections to the claims of Monsanto and Pharmacia. On October 17, 2006, the Bankruptcy Court entered an Order adjourning this adversary proceeding until December 13, 2006 and allowing the Equity Committee, Pharmacia, and Monsanto to submit this matter to mediation in a good faith effort to reach a consensual resolution of the issues between the parties. All proceedings related to this adversary proceeding have been stayed until November 30, 2006, unless the parties agree to extend such date further.

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

PENNDOT CASE
------------

     Solutia's Annual Report on Form 10-K/A for the year ended December 31, 2003 described a case then pending in the Commonwealth Court of Pennsylvania by the Commonwealth of Pennsylvania against Pharmacia seeking damages for PCB contamination in the Transportation and Safety Building ("T&S Building") in Harrisburg, Pennsylvania, that it claimed necessitated the demolition of the T&S Building. Solutia was not a named defendant in this litigation and therefore took no action to stay the litigation in connection with its Chapter 11 proceedings. Solutia assumed the defense of this litigation at the time of its spin-off from Pharmacia. Solutia determined that its obligation to defend and indemnify Pharmacia with regard to this litigation was a pre-petition obligation that Solutia
                                      27

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

was prohibited from performing, except pursuant to a confirmed plan of reorganization. Therefore, Solutia ceased defending Pharmacia with respect to this litigation. Solutia did, however, provide a $20 letter of credit to secure a portion of Pharmacia's obligations with respect to an appeal bond issued with respect to the case.

     On May 25, 2006 the Supreme Court of Pennsylvania issued its ruling on the appeal in this case, reversing in whole and remanding in part the decision of the trial court against Pharmacia. With respect to those claims that were reversed and remanded, the Supreme Court of Pennsylvania significantly limited the amount of damages that could be awarded, and the $20 letter of credit securing the appeal bond was released. Based upon this ruling, Solutia recognized a gain in its Condensed Consolidated Statement of Operations during the second quarter 2006 from the reversal of a significant portion of the existing litigation reserve with respect to this matter.

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

     Canadian actions against Flexsys. In May 2004, two purported class actions were filed in the Province of Quebec, Canada, against Flexsys and other rubber chemical producers alleging that collusive sales and marketing activities of the defendants damaged all persons in Quebec during the period July 1995 through September 2001. Plaintiffs seek statutory damages of (CAD) $14.6 along with exemplary damages of (CAD) $0.000025 per person. In May 2005 a case was filed in Ontario, Canada against Flexsys and other rubber chemical producers alleging the same claims as in the Quebec cases and seeking damages of (CAD) $95 on behalf of all persons in Canada injured by the alleged collusive activities of the defendants. In August 2005, a similar case was filed in British Columbia seeking unspecified damages under a variety of theories on behalf of all purchasers of rubber chemicals and products containing rubber chemicals in British Columbia. In September 2006, the parties tentatively reached a global settlement in which Flexsys will pay approximately (CAD) $2.4 to resolve all four pending class actions in Canada. The settlement must still be approved by the courts. Solutia is not a named defendant in any of these cases.

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

     Federal court actions alleging violations of federal securities laws. Between approximately July and September 2003, six purported shareholder class actions were filed in the U.S. District Court for the Northern District of California against Solutia, its then and former chief executive officers and its then chief financial officer. The complaints were consolidated into a single action called In Re Solutia Securities Litigation, and a consolidated complaint, which named two additional defendants, Solutia's then current and past controllers, was filed. The

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

consolidated complaint alleged that from December 16, 1998 to October 10, 2002, Solutia's accounting practice of incorporating Flexsys' results into Solutia's financial reports violated federal securities laws by misleading investors as to Solutia's actual results and causing inflated prices to be paid by purchasers of Solutia's publicly traded securities during the period. The plaintiffs sought damages and any equitable relief that the court deemed proper. The consolidated action was automatically stayed with respect to Solutia by virtue of Section 362(a) of the U.S. Bankruptcy Code. In March 2005 the court issued a final order dismissing with prejudice the complaint against the individual defendants, which became final when the plaintiffs failed to file an appeal of the dismissal within the applicable appeals period, and the case was dismissed without prejudice as against Solutia pending resolution of the bankruptcy case.

     Shareholder Derivative Suits. Two purported shareholder derivative suits were filed in the Missouri Circuit Court for the Twenty-First Judicial Circuit of St. Louis County against certain of Solutia's current and past directors, chief executive officers, chief financial officer and former vice chairman. Solutia is included as a nominal defendant. The plaintiffs seek damages on behalf of Solutia for the individual defendants' alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, arising out of Flexsys' alleged participation in the price fixing of rubber chemicals and Solutia's incorporation of Flexsys' purportedly inflated financial results arising from the alleged price-fixing into Solutia's financial statements. These two shareholder derivative suits were consolidated into a single action, In re Solutia Inc. Derivative Litigation. On December 29, 2003, the court entered an Order in the consolidated action staying the litigation with respect to all defendants, including Solutia. In August 2004, the court involuntarily dismissed the case for lack of prosecution. In late 2004, plaintiffs' filed a motion to reinstate the actions which motion remains pending with no further action yet taken by plaintiffs.

CASH BALANCE PLAN LITIGATION

     Since October 2005, three cases have been filed by participants in the Solutia Inc. Employees' Pension Plan (the "Pension Plan") alleging that the Pension Plan: (1) violates the Employee Retirement Income Security Act of 1974 ("ERISA") prohibitions on reducing rates of benefit accrual based on age; (2) results in the impermissible forfeiture of accrued benefits under ERISA; (3) violates ERISA's present value calculation rules for determining lump sum distributions; and (4) violates the minimum accrual requirements of ERISA. The cases were captioned Davis, et al. v. Solutia, Inc. Employees' Pension Plan, Scharringhausen, et al. v. Solutia, Inc. Employees' Pension Plan, et al. and Juanita Hammond, et al. v. Solutia, Inc. Employees' Pension Plan. The Scharringhausen plaintiffs voluntarily dismissed their case on April 24, 2006. None of the Debtors, and no individual or entity other than the Pension Plan, has been named as a defendant in any of these cases. The plaintiffs in each of these cases sought to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Pension Plan for whose pension benefits the Pension Plan is responsible.

     The Hammond and Davis plaintiffs have consolidated their actions, and their counsel are cooperating in the representation of the putative class. On September 1, 2006, the Court consolidated the Hammond and Davis actions with cash balance pension plan cases pending in the Southern District of Illinois against Monsanto Company and the Monsanto Company Pension Plan (Walker et al.
v. The Monsanto Pension Plan, et al.) and the Pharmacia Cash Balance Pension Plan, Pharmacia Corporation, Pharmacia and Upjohn, Inc., and Pfizer Inc. (Donaldson v. Pharmacia Cash Balance Pension Plan, et al.). A consolidated class action complaint was filed by all of the plaintiffs on September 4, 2006, in which the plaintiffs alleged three separate causes of action against the Pension Plan: (1) the Pension Plan allegedly violates ERISA by terminating interest credits at the age of 55; (2) the Pension Plan was allegedly improperly backloaded in violation of ERISA; and (3) the Pension Plan was allegedly discriminatory on the basis of age.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     The Pension Plan moved to dismiss all of the pending actions in the consolidated case for plaintiffs' failure to exhaust administrative remedies and failure to join Solutia as a necessary and indispensable party and those motions are pending. Motions for class certification are due to be filed by the end of 2006. The Pension Plan intends to continue to vigorously defend itself against any and all claims asserted in the consolidated litigation.

OTHER LEGAL PROCEEDINGS
-----------------------

     Dickerson v. Feldman. On October 7, 2004, a purported class action captioned Dickerson v. Feldman, et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleged breach of fiduciary duty under ERISA and sought to recover alleged losses to the Solutia Inc. Savings and Investment Plan ("SIP Plan") during the period from December 16, 1998 to the date the action was filed. The investment of SIP Plan assets in Solutia's common stock is alleged to have been imprudent because of the risks and liabilities related to Solutia's legacy environmental and litigation liabilities and because of Flexsys' alleged involvement in the matters described above under "Flexsys Related Litigation." The action sought monetary payment to the SIP Plan to recover the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 against Solutia in the U.S. Bankruptcy Court for the Southern District of New York.

     The plaintiff sought to withdraw the reference of their ERISA claim from the Bankruptcy Court to the District Court so that the proof of claim and the class action could be considered together by the District Court. On February 11, 2005, Solutia filed an objection to the motion to withdraw the reference. On March 11, 2005, the District Court denied without prejudice Dickerson's motion to withdraw the reference. The Dickerson plaintiffs subsequently amended their initial complaint to add several current officers and directors of Solutia as defendants. On July 5, 2005, the defendants filed motions to dismiss Dickerson's amended complaint. In early September 2005, Dickerson filed an amended proof of claim against Solutia increasing Dickerson's claim from $269 to $290, based on his amended complaint. Dickerson also filed a motion for class certification of his proof of claim.

     On March 30, 2006, the District Court granted the defendants' motion to dismiss on grounds that the Dickerson plaintiffs lacked standing to sue and that the complaint failed to state a claim on which relief may be granted. The dismissal of Dickerson's cause of action resulted in dismissal of the entire purported class action, including claims asserted on behalf of the unnamed purported class members. On April 3, 2006, Dickerson filed an appeal of this dismissal with the United States Court of Appeals for the Second Circuit. Briefs have been submitted; the appeal is still pending and oral argument is expected to be heard as early as the fourth quarter of 2006.

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

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     On July 31, 2006, the District Court entered its order regarding FMC's motion for summary judgment, by ruling that Solutia's breach of fiduciary duty claim would be allowed to proceed, but only on a limited basis. The Court overruled the parties' motions for summary judgment on the remaining claims. The Court has set this matter for a bench trial to begin on April 3, 2007.

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

     Texas Commission on Environmental Quality Administrative Enforcement Proceeding. On August 11, 2006, the Executive Director of the Texas Commission on Environmental Quality commenced an administrative enforcement proceeding against Solutia by filing a petition with the Texas Commission on Environmental Quality. The petition alleges certain violations of the State of Texas air quality program. The Executive Director requests that an administrative penalty, the amount of which is immaterial, be assessed and that Solutia undertake corrective actions to ensure compliance with the Texas Health and Safety Code and the rules of the Commission in connection with alleged self-reported unauthorized emission events and deviations of air permits. Solutia answered the petition on September 1, 2006, asserted affirmative defenses and requested a contested enforcement case hearing. Solutia is pursuing settlement discussions with the Commission. No date has yet been set for a hearing.

Environmental Liabilities

     Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories:
(a) those related to properties currently owned or operated by Solutia and
(b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $78 and $71 as of September 30, 2006 and December 31, 2005, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Condensed Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately intends to seek recovery against other potentially responsible parties at certain of these locations.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     Solutia had an accrued liability of $81 as of September 30, 2006 and $82 as of December 31, 2005 for properties not owned or operated by Solutia. This liability is classified as subject to compromise in the Condensed Consolidated Statement of Financial Position as of both September 30, 2006 and December 31, 2005, as Solutia currently believes it constitutes a pre-petition claim that will be discharged in the bankruptcy process. Under the Plan and Relationship Agreement, as between Monsanto and Solutia, Monsanto will accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility at the Solutia Spinoff but which were never owned or operated by Solutia. This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto will share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. Remediation activities are currently being funded by Monsanto for certain of these properties not owned or operated by Solutia. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 bankruptcy case. In addition, Solutia has not adjusted its recorded environmental liabilities classified as subject to compromise for ongoing remediation activities at these sites since the inception of Solutia's bankruptcy case.

     In addition to the bankruptcy proceedings, Solutia's environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, method and extent of remediation, existence of other potentially responsible parties and future changes in technology. Solutia believes that the known and unknown environmental matters, including matters classified as subject to compromise for which Solutia may ultimately assume responsibility, when ultimately resolved, which may be over an extended period of time, could have a material effect on the condensed consolidated financial position, liquidity and profitability of Solutia.

Impact of Chapter 11 Proceedings
--------------------------------

     During the reorganization process, substantially all pending litigation against Solutia and its subsidiaries that filed for reorganization under Chapter 11 ("Debtors") is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims addressed by the bankruptcy court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, assumption or rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims or other events. Additional pre-petition claims not currently reflected in the condensed consolidated financial statements may be identified through the proof of claim reconciliation process. The amount of pre-petition claims ultimately allowed by the bankruptcy court with respect to contingent claims may be materially different from the amounts reflected in the condensed consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to their filing date may be subject to compromise in connection with a plan of reorganization. The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that Solutia may retain certain obligations currently classified as subject to compromise in the Condensed Consolidated Statement of Financial Position.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

     For the three and nine months ended September 30, 2006 and 2005, Solutia's pension and healthcare and other benefit costs were as follows:

                                                                     PENSION BENEFITS
                                                                     ----------------
                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                       -------------                   -------------
                                                   2006            2005            2006            2005
                                                   ----            ----            ----            ----
Service costs for benefits earned........          $  1            $  2            $  3            $  5
Interest costs on benefit obligation.....            16              18              48              53
Assumed return on plan assets............           (15)            (17)            (45)            (50)
Prior service costs .....................            --              --              --               1
Recognized net loss......................             3               4               6              10
Curtailment and settlement net charges ..            --               7              --               7
                                                   ----            ----            ----            ----
TOTAL....................................          $  5            $ 14            $ 12            $ 26
                                                   ====            ====            ====            ====

                                                              HEALTHCARE AND OTHER BENEFITS
                                                              -----------------------------
                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                       -------------                   -------------
                                                   2006            2005            2006            2005
                                                   ----            ----            ----            ----
Service costs for benefits earned........          $  1            $  1            $  3            $  4
Interest costs on benefit obligation.....             8               9              23              26
Prior service costs .....................            (3)             (3)             (8)             (8)
Recognized net loss......................             1               4               3              11
Curtailment gain.........................            --              (4)             --              (4)
                                                   ----            ----            ----            ----
TOTAL....................................          $  7            $  7            $ 21            $ 29
                                                   ====            ====            ====            ====

Employer Contributions

     According to IRS funding rules, Solutia will be required to make approximately $179 in pension contributions to its U.S. qualified pension plan in 2006. Approximately $161 of these required 2006 contributions were made in the nine months ended September 30, 2006. Solutia also expects to be required to fund approximately $5 in pension contributions for its foreign pension plans in 2006.

12. DEBT OBLIGATIONS

DIP Amendments

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

Euronotes Refinancing

     On July 26, 2006, Solutia's indirect 100% owned subsidiary Solutia Services International S.C.A./Comm. V.A ("SSI"), a subsidiary of SESA, entered into a (euro) 200 million Facility Agreement (the "Facility Agreement") guaranteed by SESA and CPFilms Vertriebs GmbH, a subsidiary of SESA. Closing of the Facility Agreement occurred on August 1, 2006. SESA used the proceeds of the Facility Agreement to refinance all of its (euro) 200 million of 10 percent Senior Secured Notes (the "Euronotes") on August 1, 2006 at a prepayment premium of 3 percent, as required pursuant to the Euronotes, for a total redemption amount of approximately (euro) 215 million, including accrued interest. The Euronotes were refinanced to reduce the interest rate, extend the term of the indebtedness and facilitate certain dispositions by Solutia, including the sale of its pharmaceutical services business as described in
Note 5.

     The Facility Agreement has a five-year term, with a termination date of July 31, 2011 and an adjustable rate structure which is EURIBOR plus 275 basis points. The margin is subject to adjustment upon the occurrence of certain events specified in the Facility Agreement or upon SESA and its subsidiaries attaining certain financial benchmarks. The Facility Agreement consists of a
(euro) 160 million term loan and a (euro) 40 million term loan. The (euro) 40 million term loan was repaid from the proceeds of the sale of Solutia's pharmaceutical services business (as further described in Note 5). The Facility Agreement is secured by substantially all of the assets of SESA and its subsidiaries. The Facility Agreement also contains other customary terms and conditions, including certain financial covenants relating to the performance of SESA and its subsidiaries.

     On September 15, 2006, the parties amended the Facility Agreement to reflect certain non-material modifications to the Facility Agreement.

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

               PERFORMANCE PRODUCTS                                     INTEGRATED NYLON
               --------------------                                     ----------------

SAFLEX(R) and VANCEVA(R) plastic interlayer                  Nylon intermediate "building block"
                                                             chemicals
Polyvinyl butyral for KEEPSAFE(R) and KEEPSAFE
MAXIMUM(R) laminated window glass                            Nylon resins and polymers, including
                                                             VYDYNE(R) and ASCEND(R)
LLUMAR(R), VISTA(R), GILA(R) and FORMULA ONE(R)
professional and retail window films                         Carpet fibers, including the WEAR-DATED(R)
                                                             and ULTRON(R) brands
THERMINOL(R) heat transfer fluids
                                                             Industrial nylon fibers
DEQUEST(R) water treatment chemicals

SKYDROL(R) aviation hydraulic fluids and SKYKLEEN(R) brand of aviation solvents

ASTROTURF(R), CLEAN MACHINE(R) and CLEARPASS(R) entrance matting and automotive spray suppression flaps

     Solutia evaluates the performance of its operating segments based on segment earnings before interest expense and income taxes ("EBIT"), which includes marketing, administrative, technological and amortization expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment. Certain expenses and other items that are managed outside the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings from affiliates, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment. There were no inter-segment sales in the periods presented below.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     Segment data from continuing operations for the three and nine months ended September 30, 2006 and 2005 are as follows:

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------------------
                                                      2006                          2005
                                               -----------------             -----------------
                                                NET       PROFIT              NET       PROFIT
                                               SALES      (LOSS)             SALES      (LOSS)
                                               -----      ------             -----      ------
SEGMENT:
Performance Products................            $291       $ 31               $277       $ 36
Integrated Nylon....................             447         14                384        (10)
                                                ----       ----               ----       ----
SEGMENT TOTALS......................             738         45                661         26

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses..............                        (13)                          (16)
    Equity earnings from affiliates.                          7                            13
    Interest expense................                        (29)                          (20)
    Other income, net...............                          2                            --
    Reorganization items, net.......                        (14)                          (14)
CONSOLIDATED TOTALS:                            ----                          ----
    NET SALES.......................            $738                          $661
                                                ====       ----               ====       ----
    LOSS BEFORE INCOME TAXES                               $ (2)                         $(11)
                                                           ====                          ====

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------------------
                                                      2006                        2005
                                               -----------------             -----------------
                                                NET       PROFIT              NET       PROFIT
                                               SALES      (LOSS)             SALES      (LOSS)
                                               -----      ------             -----      ------
SEGMENT:
Performance Products..................         $  885     $ 119             $  843      $ 105
Integrated Nylon......................          1,296         4              1,262          3
                                               ------     -----             ------      -----
SEGMENT TOTALS........................          2,181       123              2,105        108

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses................                      (26)                          (41)
    Equity earnings from affiliates...                       28                            46
    Interest expense..................                      (79)                          (64)
    Other income, net.................                        5                             1
    Loss on debt modification.........                       (8)                           --
    Reorganization items, net.........                      (40)                          (16)
CONSOLIDATED TOTALS:                           ------                       ------
    NET SALES.........................         $2,181                       $2,105
                                               ======     -----             ======      -----
    INCOME BEFORE INCOME TAXES........                    $   3                         $  34
                                                          =====                         =====

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     CPFilms Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc., Solutia Investments, LLC and Solutia Business Enterprises, Inc., 100% owned subsidiaries of Solutia (the "Guarantors"), are guarantors of Solutia's 11.25% Senior Secured Notes due 2009 (the "Notes"). In connection with the completion of the October 2003 credit facility, Solutia Investments, LLC and Solutia Business Enterprises, Inc. became guarantors of the Notes through cross-guarantor provisions. Solutia's obligations under the October 2003 facility were paid in full with the proceeds of the DIP facility dated January 16, 2004, which payment did not affect the Guarantors' obligations in respect of the Notes. Certain other 100% owned subsidiaries of Solutia (the "DIP Guarantors") guaranteed the final DIP facility (as well as a smaller, interim DIP facility put in place as of December 19, 2003), but the DIP Guarantors were not required by the cross-guarantor provisions to guarantee the Notes.

     The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following condensed consolidating financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.


                                                      SOLUTIA INC.
                                                 (DEBTOR-IN-POSSESSION)

                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                       (UNAUDITED)

                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                         THREE MONTHS ENDED SEPTEMBER 30, 2006

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS     SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     ------------

NET SALES................................            $565            $49        $248             $(124)            $738
Cost of goods sold.......................             524             26         213              (128)             635
                                                  -------------------------------------------------------------------------
GROSS PROFIT.............................              41             23          35                 4              103
Marketing expenses.......................              20              5           8                --               33
Administrative expenses..................              16              2           6                --               24
Technological expenses...................               8              1           2                --               11
Amortization expense.....................              --             --          --                --               --
                                                  -------------------------------------------------------------------------
OPERATING INCOME (LOSS)..................              (3)            15          19                 4               35
Equity earnings from affiliates..........              83             53          --              (129)               7
Interest expense.........................             (21)            --         (18)               10              (29)
Other income, net........................               4              4          11               (15)               4
Reorganization items, net................             (19)            --          --                --              (19)
                                                  -------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES .......              44             72          12              (130)              (2)
Income tax expense  .....................               2             --           3                (1)               4
                                                  -------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS.............................              42             72           9              (129)              (6)
Income from discontinued
  operations, net of tax.................               2             --          48                --               50
                                                  -------------------------------------------------------------------------
NET INCOME...............................            $ 44            $72        $ 57             $(129)            $ 44
                                                  =========================================================================

                               CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                         THREE MONTHS ENDED SEPTEMBER 30, 2006

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS     SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     ------------

NET INCOME...............................            $ 44            $ 72       $ 57             $(129)            $ 44
OTHER COMPREHENSIVE LOSS:
Net unrealized loss on derivative
  instruments, net of tax................              (1)             --         --                --               (1)
Currency translation adjustments.........             (34)            (35)       (36)               71              (34)
                                                  -------------------------------------------------------------------------
COMPREHENSIVE INCOME.....................            $  9            $ 37       $ 21             $ (58)            $  9
                                                  =========================================================================


                                                      SOLUTIA INC.
                                                 (DEBTOR-IN-POSSESSION)

                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                       (UNAUDITED)

                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                            THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS     SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     ------------

NET SALES................................            $489            $49        $223             $(100)            $661
Cost of goods sold.......................             478             23         189              (106)             584
                                                  -------------------------------------------------------------------------
GROSS PROFIT.............................              11             26          34                 6               77
Marketing expenses.......................              20              6           8                --               34
Administrative expenses..................              13              2           7                --               22
Technological expenses...................              10              1          --                --               11
Amortization expense.....................               1             --          --                --                1
                                                  -------------------------------------------------------------------------
OPERATING INCOME (LOSS)..................             (33)            17          19                 6                9
Equity earnings (loss) from affiliates...              47             11          (1)              (44)              13
Interest expense.........................             (15)            --         (12)                7              (20)
Other income, net........................               2              6           9               (15)               2
Reorganization items, net................             (15)            --          --                --              (15)
                                                  -------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES .......             (14)            34          15               (46)             (11)
Income tax expense ......................              --             --           5                --                5
                                                  -------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS.............................             (14)            34          10               (46)             (16)
Income (loss) from discontinued
  operations, net of tax.................              (1)            --           2                --                1
                                                  -------------------------------------------------------------------------
NET INCOME (LOSS)........................           $ (15)           $34        $ 12             $ (46)            $(15)
                                                  =========================================================================

                              CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                            THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS     SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     ------------

NET INCOME (LOSS)........................            $(15)           $34        $12              $(46)             $(15)
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain on derivative
  instruments, net of tax................               4             --          1                (1)                4
Currency translation adjustments.........              (1)            (1)        (2)                3                (1)
                                                  -------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)..............            $(12)           $33        $11              $(44)             $(12)
                                                  =========================================================================

                                                      SOLUTIA INC.
                                                 (DEBTOR-IN-POSSESSION)

                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                       (UNAUDITED)

                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                          NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS     SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     ------------

NET SALES..................................         $1,646           $154       $727             $(346)           $2,181
Cost of goods sold.........................          1,534             76        626              (362)            1,874
                                                  -------------------------------------------------------------------------
GROSS PROFIT...............................            112             78        101                16               307
Marketing expenses.........................             58             19         24                --               101
Administrative expenses....................             45              7         16                --                68
Technological expenses.....................             30              2          3                --                35
Amortization expense.......................             --             --          1                --                 1
                                                  -------------------------------------------------------------------------
OPERATING INCOME (LOSS)....................            (21)            50         57                16               102
Equity earnings (loss) from affiliates.....            179             81         (3)             (229)               28
Interest expense...........................            (61)            --        (41)               23               (79)
Other income, net..........................             14             12         26               (41)               11
Loss on debt modification..................             (8)            --         --                --                (8)
Reorganization items, net..................            (51)            --         --                --               (51)
                                                  -------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE ..........             52            143         39              (231)                3
Income tax expense ........................              3             --          9                (1)               11
                                                  -------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS...............................             49            143         30              (230)               (8)
Income from discontinued
  operations, net of tax...................              1             --         57                --                58
                                                  -------------------------------------------------------------------------
NET INCOME.................................         $   50           $143       $ 87             $(230)              $50
                                                  =========================================================================

                               CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                          NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS     SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     ------------

NET INCOME.................................          $ 50            $143       $ 87             $(230)            $ 50
OTHER COMPREHENSIVE LOSS:
Net unrealized loss on derivative
  instruments, net of tax..................            (2)             --         --                --               (2)
Currency translation adjustments...........           (22)            (26)       (26)               52              (22)
                                                  -------------------------------------------------------------------------
COMPREHENSIVE INCOME.......................          $ 26            $117       $ 61             $(178)            $ 26
                                                  =========================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)

                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS     SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     ------------

NET SALES..................................         $1,589           $141       $678             $(303)           $2,105
Cost of goods sold.........................          1,511             64        573              (323)            1,825
                                                  -------------------------------------------------------------------------
GROSS PROFIT...............................             78             77        105                20               280
Marketing expenses.........................             58             18         24                --               100
Administrative expenses....................             43              6         19                --                68
Technological expenses.....................             30              2          1                --                33
Amortization expense.......................              1             --         --                --                 1
                                                  -------------------------------------------------------------------------
OPERATING INCOME (LOSS)....................            (54)            51         61                20                78
Equity earnings (loss) from affiliates.....            157             35         (3)             (141)               48
Interest expense...........................            (47)            --        (38)               21               (64)
Other income, net..........................              1             17         30               (41)                7
Reorganization items, net..................            (33)            --         (2)               --               (35)
                                                  -------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ................             24            103         48              (141)               34
Income tax expense ........................              2             --         16                --                18
                                                  -------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS..........             22            103         32              (141)               16
Income (loss) from discontinued
  operations, net of tax...................             (2)            --          6                --                 4
                                                  -------------------------------------------------------------------------
NET INCOME.................................         $   20           $103       $ 38             $(141)           $   20
                                                  =========================================================================

                                CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                          NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                  PARENT ONLY                    NON-                          CONSOLIDATED
                                                  SOLUTIA INC.    GUARANTORS  GUARANTORS      ELIMINATIONS     SOLUTIA INC.
                                                  ------------    ----------  ----------      ------------     ------------

NET INCOME.................................          $ 20            $103       $ 38             $(141)            $20
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized loss on derivative
  instruments, net of tax..................             4              --         --                --               4
Currency translation adjustments...........            (8)            (11)       (17)               28              (8)
                                                  -------------------------------------------------------------------------
COMPREHENSIVE INCOME.......................          $ 16            $ 92       $ 21             $(113)            $16
                                                  =========================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)

                                              CONDENSED CONSOLIDATING BALANCE SHEET
                                                        SEPTEMBER 30, 2006

                                                       PARENT ONLY                       NON-                     CONSOLIDATED
                                                       SOLUTIA INC.    GUARANTORS     GUARANTORS   ELIMINATIONS   SOLUTIA INC.
                                                       ------------    ----------     ----------   ------------   ------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents...........................     $    25         $   13         $  116       $    --        $   154
Trade receivables, net..............................           8            182            135            --            325
Intercompany receivables............................         116            758            114          (988)            --
Miscellaneous receivables...........................          49              1             27            --             77
Inventories.........................................         171             30            117           (16)           302
Prepaid expenses and other current assets...........          20             --              9             3             32
Assets of discontinued operations...................          --             --             --            --             --
                                                       ----------------------------------------------------------------------
TOTAL CURRENT ASSETS................................         389            984            518        (1,001)           890

PROPERTY, PLANT AND EQUIPMENT, NET..................         579             82            120            --            781
INVESTMENTS IN AFFILIATES...........................       2,436            262             11        (2,511)           198
GOODWILL............................................          --             72             17            --             89
IDENTIFIED INTANGIBLE ASSETS, NET...................           1             26              4            --             31
INTERCOMPANY ADVANCES...............................         128          1,238            952        (2,318)            --
OTHER ASSETS........................................          59             --             50            --            109
                                                       ----------------------------------------------------------------------
TOTAL ASSETS........................................     $ 3,592         $2,664         $1,672       $(5,830)       $ 2,098
                                                       ======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable....................................     $   170         $    6           $ 46          $ (1)         $ 221
Intercompany payables...............................         111             11            139          (261)            --
Accrued liabilities.................................         160             15             63            --            238
Short-term debt.....................................         650             --             --            --            650
Intercompany short-term debt........................           1             --            191          (192)            --
Liabilities of discontinued operations..............          --             --              2            --              2
                                                       ----------------------------------------------------------------------
TOTAL CURRENT LIABILITIES...........................       1,092             32            441          (454)         1,111

LONG-TERM DEBT......................................          --             --            203            --            203
INTERCOMPANY LONG-TERM DEBT.........................          --             --            635          (635)            --
OTHER LIABILITIES...................................         192              1             70            --            263
                                                       ----------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.........       1,284             33          1,349        (1,089)         1,577

LIABILITIES SUBJECT TO COMPROMISE...................       3,736            411             21        (2,219)         1,949

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock........................................           1             --             --            --              1
Additional contributed capital .....................          56             --             --            --             56
Treasury stock......................................        (251)            --             --            --           (251)
Net (deficiency) excess of assets at spinoff and
  subsidiary capital................................        (113)         2,220            302        (2,522)          (113)
Accumulated other comprehensive loss................        (117)            --             --            --           (117)
Accumulated deficit.................................      (1,004)            --             --            --         (1,004)
                                                       ----------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)................      (1,428)         2,220            302        (2,522)        (1,428)
                                                       ----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $ 3,592         $2,664         $1,672       $(5,830)       $ 2,098
                                                       ======================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)

                                             CONDENSED CONSOLIDATING BALANCE SHEET
                                                        DECEMBER 31, 2005
                                                       PARENT ONLY                       NON-                     CONSOLIDATED
                                                       SOLUTIA INC.    GUARANTORS     GUARANTORS   ELIMINATIONS   SOLUTIA INC.
                                                       ------------    ----------     ----------   ------------   ------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........................       $     1         $   15         $   91       $    --        $   107
Trade receivables, net............................             7            118            121            --            246
Intercompany receivables..........................           115            754             89          (958)            --
Miscellaneous receivables.........................            67             --             28            --             95
Inventories.......................................           142             31             94           (13)           254
Prepaid expenses and other assets.................            23             --              8             3             34
Assets of discontinued operations.................            --             --             69            --             69
                                                       ----------------------------------------------------------------------
TOTAL CURRENT ASSETS..............................           355            918            500          (968)           805

PROPERTY, PLANT AND EQUIPMENT, NET................           589             84             97            --            770
INVESTMENTS IN AFFILIATES.........................         2,291            209             13        (2,308)           205
GOODWILL..........................................            --             72              4            --             76
IDENTIFIED INTANGIBLE ASSETS, net.................             2             26             --            --             28
INTERCOMPANY ADVANCES.............................           128          1,238            703        (2,069)            --
OTHER ASSETS......................................            62             --             38            --            100
                                                       ----------------------------------------------------------------------
TOTAL ASSETS......................................       $ 3,427         $2,547         $1,355       $(5,345)       $ 1,984
                                                       ======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..................................       $   167            $ 9         $   43          $ (1)         $ 218
Intercompany payables.............................           108             12            111          (231)            --
Accrued liabilities...............................           143             13             67            --            223
Short-term debt...................................           300             --             --            --            300
Intercompany short-term debt......................            --             --            182          (182)            --
Liabilities of discontinued operations............             1             --             25            --             26
                                                       ----------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.........................           719             34            428          (414)           767

LONG-TERM DEBT....................................            --             --            247            --            247
INTERCOMPANY LONG-TERM DEBT.......................            --             --            401          (401)            --
OTHER LIABILITIES.................................           201             --             47            --            248
                                                       ----------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.......           920             34          1,123          (815)         1,262

LIABILITIES SUBJECT TO COMPROMISE.................         3,961            407             21        (2,213)         2,176

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock......................................             1             --             --            --              1
Additional contributed capital ...................            56             --             --            --             56
Treasury stock....................................          (251)            --             --            --           (251)
Net (deficiency) excess of assets at spinoff and
  subsidiary capital..............................          (113)         2,106            211        (2,317)          (113)
Accumulated other comprehensive loss..............           (93)            --             --            --            (93)
Accumulated deficit...............................        (1,054)            --             --            --         (1,054)
                                                       ----------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..............        (1,454)         2,106            211        (2,317)        (1,454)
                                                       ----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT).......................................       $ 3,427         $2,547         $1,355       $(5,345)       $ 1,984
                                                       ======================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)

                                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                       PARENT ONLY                       NON-                     CONSOLIDATED
                                                       SOLUTIA INC.    GUARANTORS     GUARANTORS   ELIMINATIONS   SOLUTIA INC.
                                                       ------------    ----------     ----------   ------------   ------------

CASH PROVIDED BY (USED IN) OPERATIONS..............      $(259)           $ 5           $ 43           $ --         $(211)
                                                       ----------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases............        (50)            (4)           (24)            --           (78)
Acquisition, net of cash acquired..................        (23)            --              7             --           (16)
Property disposals and investment proceeds.........          5             --             72             --            77
                                                       ----------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES....        (68)            (4)            55             --           (17)
                                                       ----------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations..........        350             --             --             --           350
Payments on long-term debt obligations.............         --             --            (51)            --           (51)
Deferred debt issuance costs.......................         (8)            --             (9)            --           (17)
Other financing activities.........................         --             --             (7)            --            (7)
Changes in investments and advances from
  (to) affiliates..................................          9             (3)            (6)            --            --
                                                       ----------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....        351             (3)           (73)            --           275
                                                       ----------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...         24             (2)            25             --            47

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..................................          1             15             91             --           107
                                                       ----------------------------------------------------------------------
END OF PERIOD......................................      $  25            $13           $116           $ --         $ 154
                                                       ======================================================================


                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)

                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                       PARENT ONLY                       NON-                     CONSOLIDATED
                                                       SOLUTIA INC.    GUARANTORS     GUARANTORS   ELIMINATIONS   SOLUTIA INC.
                                                       ------------    ----------     ----------   ------------   ------------

CASH PROVIDED BY (USED IN) OPERATIONS...............     $(103)          $ 59           $ 42         $ --           $ (2)
                                                       ----------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases.............       (30)            (7)           (14)          --            (51)
Other investing activities..........................         3             --              1           --              4
                                                       ----------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES...................       (27)            (7)           (13)          --            (47)
                                                       ----------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in cash collateralized letters of credit.        17             --             --           --             17
Changes in investments and advances from (to)
  affiliates........................................        72            (55)           (17)          --             --
Deferred debt issuance costs........................        (1)            --             --           --             (1)
                                                       ----------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES........................................        88            (55)           (17)          --             16
                                                       ----------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.......................................       (42)            (3)            12           --            (33)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...................................        43              7             65           --            115
                                                       ----------------------------------------------------------------------
END OF PERIOD.......................................     $   1           $  4           $ 77         $ --           $ 82
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

OVERVIEW

Summary of Significant Third Quarter 2006 Events

Reorganization Strategy
-----------------------

    In the third quarter 2006, Solutia continued its stated reorganization strategy with a focus on the principal objectives of (i) managing the businesses to enhance Solutia's performance; (ii) making changes to Solutia's asset portfolio to maximize the value of the estate; (iii) achieving reallocation of "legacy liabilities"; and (iv) negotiating an appropriate capital structure. Solutia took steps in 2006 to enhance its financial performance including using the tools of Chapter 11 and making changes to its asset portfolio, as explained below. Solutia also continues to pursue a reallocation of legacy liabilities in the Chapter 11 proceeding through negotiations with the other constituents in the Chapter 11 case. Solutia will also be working in 2006 to establish a proper capital structure upon emergence from Chapter 11. However, as a result of the numerous uncertainties and complexities inherent in Solutia's Chapter 11 proceedings, its ability and timing of emergence from Chapter 11 are subject to significant uncertainty.

    PERFORMANCE ENHANCEMENT

    Solutia benefited in the third quarter of 2006 from several actions implemented earlier in the Chapter 11 reorganization process designed to enhance its performance. These included implementing significant general and administrative expense reductions; increasing performance-based compensation and benefits programs; enacting key senior management changes; initiating a cost reduction program at Solutia's operating sites focused on actions such as lean manufacturing techniques, yield improvement, maintenance savings and utilities optimization; and implementing an enterprise-wide procurement effort.

    As described in Note 12 to the accompanying condensed consolidated financial statements, on July 26, 2006, SSI entered into a (euro) 200 million Facility Agreement (the "Facility Agreement") that closed on August 1, 2006. SESA used the proceeds of the Facility Agreement to refinance all of its (euro) 200 million of 10 percent Euronotes due 2008 (the "Euronotes") on August 1, 2006. Solutia expects that this new financing will result in significant interest savings for Solutia, as well as allow Solutia greater flexibility in executing its reorganization strategy.

    PORTFOLIO EVALUATION

    Solutia's strategy is to build a portfolio of high-potential businesses that can consistently deliver returns in excess of Solutia's cost of capital. As part of this strategy, Solutia made several changes to re-shape its asset portfolio in 2005 and continued these efforts in the third quarter 2006 with the closing of the sale of its pharmaceutical services business to Dishman pursuant to a Stock and Asset Purchase Agreement dated as of May 23,

2006 between SESA and Dishman. Closing of the sale occurred on August 22, 2006 and included the transfer of all economic benefits and liabilities of the pharmaceutical services business from August 1, 2006 through the closing date. Under the terms of the agreement, Dishman purchased 100 percent of the stock of the pharmaceutical services business, for $77 million. See Note 5 to the accompanying condensed consolidated financial statements for additional information regarding the sale of the pharmaceutical services business.

    REALLOCATION OF LEGACY LIABILITIES

    On February 14, 2006, the Debtors filed with the Bankruptcy Court their Plan of Reorganization (the "Plan") and Disclosure Statement (the "Disclosure Statement") providing for, among other things, the reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and setting forth the treatment various constituencies in the Chapter 11 Cases will receive under the Plan. See Note 1 to the accompanying condensed consolidated financial statements for further description of the Plan and Disclosure Statement, as well as a summary of developments in Solutia's ongoing Chapter 11 bankruptcy case.

Summary Results of Operations

    The discussions below and the accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

Results of Operations - Third Quarter 2006 Compared with Third Quarter 2005

    Net sales and operating income of Solutia for the three months ended September 30, 2006 and 2005 are as follows:


(dollars in millions)                                                              2006        2005
                                                                                   ----        ----

Net Sales....................................................................     $   738     $   661
                                                                                  =======     =======

Operating Income:
    Performance Products Segment Profit......................................     $    31     $    36
    Integrated Nylon Segment Profit (Loss) ..................................          14         (10)
         Less: Corporate Expenses............................................         (13)        (16)
         Less: Equity (Earnings) Loss from Affiliates, Other (Income)
         Expense and Reorganization Items included in Segment Profit.........           3          (1)
                                                                                  -------     -------
Operating Income.............................................................     $    35     $     9
                                                                                  =======     =======
Charges included in Operating Income.........................................     $    (1)    $    (3)
                                                                                  =======     =======

    The $77 million, or 12 percent, increase in net sales as compared to the third quarter 2005 was primarily a result of higher average selling prices of approximately 8 percent, higher sales volumes of approximately 3 percent, and favorable currency exchange rate fluctuations of approximately 1 percent. The $26 million increase in operating income as compared to the third quarter 2005 resulted primarily from higher net sales, favorable manufacturing variances resulting from 2005 results being negatively impacted by Hurricanes Katrina and Rita and lower net charges, which are described in greater detail in the Results of Operations section below, partially offset by higher raw material and energy costs of approximately $55 million.

Results of Operations - Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

    Net sales and operating income of Solutia for the nine months ended September 30, 2006 and 2005 are as follows:


(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Net Sales....................................................................     $ 2,181     $ 2,105
                                                                                  =======     =======

Operating Income:

    Performance Products Segment Profit......................................      $  119      $  105
    Integrated Nylon Segment Profit .........................................           4           3
         Less: Corporate Expenses............................................         (26)        (41)
         Less: Equity (Earnings) Loss from Affiliates, Other (Income) Expense
         and Reorganization Items included in Segment Profit (Loss)..........           5          11
                                                                                  -------     -------

Operating Income.............................................................     $   102      $   78
                                                                                  =======      ======
Gains (Charges) included in Operating Income.................................     $    10     $    (3)
                                                                                  =======     =======

    The $76 million, or 4 percent, increase in net sales as compared to the nine months ended September 30, 2005 was primarily a result of higher average selling prices of approximately 7 percent, partially offset by lower sales volumes of approximately 3 percent. The $24 million increase in operating income as compared to the nine months ended September 30, 2005 resulted primarily from higher net sales, favorable manufacturing variances resulting from 2005 results being negatively impacted by Hurricanes Katrina and Rita, and higher net gains, which are described in greater detail in the Results of Operations section below, partially offset by higher raw material and energy costs of approximately $110 million and unfavorable manufacturing variances resulting principally from manufacturing interruptions.

Financial Information

    Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the three and nine months ended September 30, 2006 is presented as follows:


                                                 SOLUTIA AND     SUBSIDIARIES NOT                   SOLUTIA AND
                                                SUBSIDIARIES IN         IN                          SUBSIDIARIES
(dollars in millions)                           REORGANIZATION    REORGANIZATION    ELIMINATIONS    CONSOLIDATED
                                                --------------    --------------    ------------    ------------

Three Months Ended September 30, 2006:
--------------------------------------
Net Sales.................................          $  614            $  248            $ (124)         $ 738
Operating Income..........................              12                20                 3             35
Net Income................................              44                58               (58)            44

Nine Months Ended September 30, 2006:
-------------------------------------
Net Sales.................................          $1,804            $  723            $ (346)        $2,181
Operating Income..........................              30                56                16            102
Net Income................................              50                87               (87)            50

As of September 30, 2006:
-------------------------
Total Assets..............................          $1,837             $ 831            $ (570)        $2,098
Liabilities not Subject to Compromise.....           1,207               431               (61)         1,577
Liabilities Subject to Compromise.........           2,058                --              (109)         1,949
Total Shareholders' Equity (Deficit)......          (1,428)              400              (400)        (1,428)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    There were no changes in the nine months ended September 30, 2006 with respect to Solutia's critical accounting policies, as presented on pages 33 through 36 of Solutia's 2005 Form 10-K.

RESULTS OF OPERATIONS--THIRD QUARTER 2006 COMPARED WITH THIRD QUARTER 2005

PERFORMANCE PRODUCTS

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           --------------------------
(dollars in millions)                                          2006         2005
                                                               ----         ----


Net Sales................................................     $   291      $   277
                                                              =======      =======

Segment Profit ..........................................     $    31      $    36
                                                              =======      =======
    Charges and Reorganization Items included in Segment
        Profit.............................................   $    (6)     $    --
                                                              =======      =======

    The $14 million, or 5 percent, increase in net sales as compared to the third quarter 2005 resulted primarily from higher selling prices of approximately 5 percent and favorable currency exchange rate fluctuations of approximately 2 percent, partially offset by lower sales volumes of approximately 2 percent. Higher average selling prices were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products, THERMINOL(R) heat transfer fluids, and LLUMAR(R) and VISTA(R) professional film products. Lower sales volumes were experienced in LLUMAR(R) professional film products and DEQUEST(R) water treatment chemicals.

    The $5 million, or 14 percent, decrease in segment profit in comparison to the third quarter 2005 resulted primarily from higher charges of $6 million consisting primarily of reorganization items related to contract termination costs and asset write-downs. After consideration of these charges, the increase in profit was due to higher sales, partially offset by higher raw material and energy costs.

INTEGRATED NYLON

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           --------------------------
(dollars in millions)                                          2006         2005
                                                               ----         ----

Net Sales................................................     $   447      $   384
                                                              =======      =======

Segment Profit (Loss)....................................     $    14      $   (10)
                                                              =======      =======
    Charges and Reorganization Items included in Segment
        Profit (Loss)....................................     $    (1)     $    --
                                                              =======      =======

    The $63 million, or 16 percent, increase in net sales as compared to the third quarter 2005 resulted primarily from higher average selling prices of approximately 9 percent and higher sales volumes of approximately 7 percent. Average selling prices increased in carpet fibers, nylon plastics and polymers, and intermediate chemicals in response to the escalating cost of raw materials. Sales volumes increased in intermediate chemicals and nylon plastics and polymers, partially offset by decreases in carpet fibers and industrial nylon fibers. Sales volumes increased as a result of third quarter 2005 sales volumes being negatively impacted by Hurricanes Katrina and Rita, as well as capacity increases in the third quarter 2006 in the nylon plastics and polymers business as a result of the reconfiguration of existing idle assets.

    The $24 million increase in segment profit as compared to the third quarter 2005 resulted primarily from higher net sales and favorable manufacturing variances, partially offset by higher raw material costs of approximately $50 million. Favorable manufacturing variances were a result of good operating performance in the current year as well as third quarter 2005 operations being negatively impacted by the aforementioned hurricanes.

    Segment profit in the third quarter 2006 included $1 million of decommissioning and dismantling charges associated with the shutdown of the acrylic fibers and nylon industrial fibers businesses in the second quarter 2005. Segment loss in the third quarter 2005 included $2 million of decontamination costs incurred as part of the shutdown of the acrylic fibers business, offset by a $2 million gain on the sale of the acrylic fibers assets.

CORPORATE EXPENSES
                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               -------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Corporate Expenses...........................................................     $    13     $    16
                                                                                  =======     =======
    Gains (Charges) included in Corporate Expenses...........................     $    --     $    (3)
                                                                                  =======     =======

    With the exception of a $3 million charge in 2005, corporate expenses remained consistent in comparing the three months ended September 30, 2006 and 2005, respectively. The $3 million loss resulted from curtailment and settlement activities as a result of amendments to Solutia's pension and postretirement plans.

EQUITY EARNINGS FROM AFFILIATES

                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Equity Earnings from Affiliates not included in Reportable Segment Profit......   $     7     $    13
                                                                                  =======     =======
Charges included in Equity Earnings from Affiliates............................   $    (1)    $    (1)
                                                                                  =======     =======

    Equity earnings from affiliates decreased by $6 million in the third quarter 2006 compared to the third quarter 2005. This decline was primarily a result of the sale of the Astaris joint venture in the fourth quarter 2005 and lower selling prices at the Flexsys joint venture in the third quarter 2006 in comparison to the third quarter 2005.

INTEREST EXPENSE
                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Interest Expense.............................................................     $    29     $    20
                                                                                  =======     =======
    Charges included in Interest Expense.....................................     $    (3)    $    --
                                                                                  =======     =======

    The $9 million, or 45 percent, increase in interest expense in the third quarter 2006 compared to the third quarter 2005 resulted principally from higher debt outstanding during the third quarter 2006 than in the comparable period of 2005. In addition, the third quarter 2006 results included a $3 million charge related to the refinancing of SESA's Euronotes.

REORGANIZATION ITEMS, NET
                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------

(dollars in millions)                                                              2006         2005
                                                                                   ----         ----
Reorganization Items, net....................................................     $   (19)     $  (15)
                                                                                  =======      ======

    Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the third quarter 2006 included $13 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $1 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia
                                     50
employees approved by the bankruptcy court; and $5 million of other reorganization charges primarily involving costs incurred with the shut-down of certain non-strategic businesses. Reorganization items incurred in the third quarter 2005 included $13 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings and $2 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; $1 million net gain for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; and $1 million of other reorganization charges primarily involving costs incurred with exiting the acrylic fibers operations.

INCOME TAX EXPENSE

                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Income Tax Expense ..........................................................     $   4       $   5
                                                                                  =====       =====

    Solutia's income tax expense in the third quarter 2006 and 2005 was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the three months ended September 30, 2006 and 2005. Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances. See Note 14 of Solutia's 2005 Form 10-K for additional information concerning the Company's deferred tax assets and changes in valuation allowances due to Solutia's Chapter 11 filing.

DISCONTINUED OPERATIONS

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Income from Discontinued Operations, net of tax..............................     $  50       $   1
                                                                                  =====       =====

    Income from discontinued operations consists of the results of Solutia's pharmaceutical services business. As described in Note 5 to the accompanying condensed consolidated financial statements, on May 23, 2006, SESA agreed to sell its pharmaceutical services business to Dishman. Closing of the sale occurred on August 22, 2006. Included in the results of discontinued operations for the three months ended September 30, 2006 is a gain on the sale of $49 million.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

PERFORMANCE PRODUCTS

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Net Sales..................................................................       $   885     $   843
                                                                                  =======     =======

Segment Profit ............................................................       $   119     $   105
                                                                                  =======     =======
    Charges and Reorganization Items included in Segment Profit............       $    (9)    $    (7)
                                                                                  =======     =======

    The $42 million, or 5 percent, increase in net sales as compared to the nine months ended September 30, 2005 resulted primarily from higher sales volumes of approximately 3 percent and an increase in average selling prices of approximately 3 percent, partially offset by unfavorable currency exchange rate fluctuations of approximately 1 percent. Higher volumes were experienced in SAFLEX(R) and VANCEVA(R) plastic interlayer products and LLUMAR(R) and VISTA(R) professional film products, partially offset by lower volumes in THERMINOL(R) heat transfer fluids. Higher average selling prices were experienced in SAFLEX(R) and

VANCEVA(R) plastic interlayer products, THERMINOL(R) heat transfer fluids, and LLUMAR(R) and VISTA(R) professional film products. The unfavorable exchange rate fluctuations occurred primarily as a result of a stronger U.S. dollar in relation to the Euro in comparison to the nine months ended September 30, 2005.

    The $14 million, or 13 percent, increase in segment profit in comparison to the nine months ended September 30, 2005 resulted principally from higher net sales, favorable manufacturing variances resulting from improved capacity utilization, and benefits related to 100 percent ownership in Quimica, partially offset by higher raw material costs. Segment profit in 2006 included $5 million for contract termination costs and certain asset write-downs, $3 million of severance and retraining costs, and $1 million for restructuring charges. Segment profit in the nine months ended September 30, 2005 was affected by $7 million of reorganization items, which consisted primarily of adjustments to record certain pre-petition claims at estimated amounts of the allowed claims.

INTEGRATED NYLON

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               ------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Net Sales..................................................................       $ 1,296     $ 1,262
                                                                                  =======     =======

Segment Profit.............................................................       $     4     $     3
                                                                                  =======     =======
    Charges and Reorganization Items included in Segment Profit............       $    (4)    $   (11)
                                                                                  =======     =======

    The $34 million, or 3 percent, increase in net sales as compared to the nine months ended September 30, 2005 resulted primarily from higher average selling prices of approximately 9 percent, partially offset by lower sales volumes of approximately 6 percent. Average selling prices increased in all businesses as a result of favorable market conditions and in response to the escalating cost of raw materials. Sales volumes were impacted by the exit from the unprofitable acrylic fibers operations, as well as a portion of the nylon industrial fibers operations, both in the second quarter 2005. Further, lower sales volumes were experienced within carpet fibers, partially offset by higher sales volumes in intermediate chemicals and nylon plastics and polymers.

    The $1 million increase in the segment profit in comparison to the nine months ended September 30, 2005 resulted primarily from higher net sales, partially offset by unfavorable manufacturing costs and higher raw material costs of approximately $95 million. The unfavorable manufacturing costs were precipitated by a manufacturing interruption incurred at the Alvin, Texas facility, resulting in a significant turnaround being accelerated in its timing, as well as extended in its duration, during the first quarter of this year. Partially offsetting this impact is favorable manufacturing variances experienced in the third quarter 2006, as compared to the third quarter 2005 due to third quarter 2005 operations being negatively impacted by Hurricanes Katrina and Rita.

    Segment profit in 2006 included approximately $3 million of decommissioning and dismantling costs primarily due to the shut-down of the acrylic fibers business in 2005 and $1 million of asset write-downs. In addition, 2005 segment profit included reorganization items of $11 million comprised of $10 million principally to shut-down the acrylic fibers operations and $1 million of other restructuring charges. The shut-down costs included $11 million of asset write-downs, $4 million of severance and retraining costs, and $4 million of decontamination costs, partially offset by a $7 million gain from the reversal of the LIFO reserve associated with the inventory sold and written off as part of the business shut-down, and a $2 million gain from the sale of certain acrylic fibers assets.

CORPORATE EXPENSES
                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               ------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Corporate Expenses...........................................................     $    26     $    41
                                                                                  =======     =======
    Gains (Charges) included in Corporate Expenses...........................     $    11     $    (3)
                                                                                  =======     =======

    With the exception of $11 million of net gains recorded in 2006 and $3 million of charges recorded in 2005, corporate expenses remained consistent in comparing the nine months ended September 30, 2006 to the comparable period in 2005, with benefits from cost reduction measures offsetting inflationary increases in corporate expenses. The net gains include a $20 million gain that resulted from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably in the second quarter 2006 (as further described in Note 10 of the accompanying condensed consolidated financial statements), partially offset by a $9 million environmental charge that was precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. that will likely result in the cessation of operations at that site. The $3 million charge recorded in 2005 resulted from curtailment and settlement activities as a result of amendments to Solutia's pension and postretirement plans.

EQUITY EARNINGS FROM AFFILIATES

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Equity Earnings from Affiliates not included in Reportable Segment Profit....     $    28     $    46
                                                                                  -------     -------
Equity Earnings from Affiliates included in Reportable Segment Profit........     $    --     $     2
                                                                                  -------     -------
Equity Earnings from Affiliates..............................................     $    28     $    48
                                                                                  =======     =======
     Gains (Charges) included in Equity Earnings from Affiliates.............     $    (2)    $     5
                                                                                  =======     =======

    Equity earnings from affiliates decreased by $20 million in comparison to the nine months ended September 30, 2005. This decline was primarily a result of the sale of the Astaris joint venture in the fourth quarter 2005 and lower selling prices and sales volumes at the Flexsys joint venture in the nine months ended September 30, 2006 in comparison to the same period in 2005. In addition, results in the nine months ended September 30, 2006 included a $2 million restructuring charge from the Flexsys joint venture, while the results for the nine months ended September 30, 2005 included a non-operational gain of $5 million in the Flexsys joint venture.

INTEREST EXPENSE

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Interest Expense.............................................................     $    79     $    64
                                                                                  =======     =======
     Gains (Charges) included in Interest Expense............................     $    (4)    $    --
                                                                                  =======     =======

    The $15 million, or 23 percent, increase in interest expense in 2006 in comparison to the nine months ended September 30, 2005 resulted principally from higher debt outstanding in the nine months ended September 30, 2006 than in the comparable period of 2005. In addition, results in the nine months ended September 30, 2006 included a $3 million charge related to SESA's Euronotes refinancing and a $1 million charge related to the amendment of the DIP facility.

REORGANIZATION ITEMS, NET

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               ------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Reorganization Items, net....................................................     $   (51)    $   (35)
                                                                                  =======     =======

    Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the nine months ended September 30, 2006 included: $40 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $9 million of other reorganization charges primarily involving costs incurred with exiting certain non-strategic businesses; $4 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and a $2 million net gain from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims. Reorganization items incurred in the nine months ended September 30, 2005 included: $37 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; a $29 million net gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded; $10 million of net charges for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; $10 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and $7 million of other reorganization charges primarily involving costs incurred with the exit from the acrylic fibers business.

INCOME TAX EXPENSE

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               ------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----

Income Tax Expense...........................................................     $    11     $    18
                                                                                  =======     =======

    Solutia's income tax expense in the nine months ended September 30, 2006 and 2005 was primarily a result of foreign income taxes. The decrease in income tax expense is due to tax benefits realized from utilization of Flexsys tax losses in certain foreign jurisdictions, as well as the loss incurred due to the environmental provision booked in the first quarter related to a non-US operating site. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the nine months ended September 30, 2006 and 2005. Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances. See Note 14 of Solutia's 2005 Form 10-K for additional information concerning Solutia's deferred tax assets and changes in valuation allowances due to Solutia's Chapter 11 filing.

DISCONTINUED OPERATIONS

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
(dollars in millions)                                                              2006        2005
                                                                                   ----        ----
Income from Discontinued Operations, net of tax..............................     $    58     $     4
                                                                                  =======     =======

    Income from discontinued operations consists of the results of Solutia's pharmaceutical services business. As described in Note 5 to the accompanying condensed consolidated financial statements, on May 23, 2006, SESA agreed to sell its pharmaceutical services business to Dishman. Closing of the sale occurred on August 22, 2006. Included in the results of discontinued operations for the nine months ended September 30, 2006 is a gain on the sale of $49 million as well as a tax gain of $5 million. The tax gain resulted from the reversal of a valuation allowance established as a result of the merger of CarboGen and AMCIS subsidiaries of the pharmaceutical services business into one legal entity.

SUMMARY OF EVENTS AFFECTING COMPARABILITY

    Charges and gains recorded in the nine months ended September 30, 2006 and 2005, and other events affecting comparability have been summarized in the tables below (dollars in millions).


                                                                                 2006
                                                  --------------------------------------------------------------------

                                                    PERFORMANCE        INTEGRATED      CORPORATE/
              INCREASE/(DECREASE)                     PRODUCTS           NYLON           OTHER         CONSOLIDATED
              ------------------                      --------           -----           -----         ------------
IMPACT ON:
Cost of goods sold..........................           $ --              $ --             $  9             $  9       (a)
                                                         --                --              (20)             (20)      (b)
                                                          1                --               --                1       (c)
Marketing and administrative expenses.......              1                --               --                1       (c)
                                                  --------------------------------------------------------------------
OPERATING INCOME IMPACT.....................             (2)               --               11                9

Interest expense ...........................             --                --               (1)              (1)      (d)
                                                         --                --               (3)              (3)      (e)
Equity earnings from affiliates.............             --                --               (2)              (2)      (f)
Loss on debt modification...................             --                --               (8)              (8)      (d)
Reorganization items, net...................             (7)               (4)             (40)             (51)      (g)
                                                  --------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.............           $ (9)             $ (4)             (43)            $(56)
                                                  ====================================================
Income tax impact...........................                                                                 (3)      (h)
                                                                                                      ----------------
AFTER-TAX INCOME STATEMENT IMPACT...........                                                               $(53)
                                                                                                      ================

2006 EVENTS
-----------
a) Environmental charge in the first quarter 2006 precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. that will likely result in the cessation of operations at that site ($9 million pre-tax and $7 million after-tax).

b) Gain resulting from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably in the second quarter 2006, as further described in Note 10 of the accompanying condensed consolidated financial statements ($20 million pre-tax and after-tax).

c) Restructuring costs related principally to severance and retraining costs ($2 million pre-tax and after-tax).

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

e) Solutia refinanced its Euronotes in July 2006 and recorded early extinguishment costs at the time of refinancing ($3 million pre-tax and $2 million after-tax). See the Financial Condition and Liquidity section below for further description of the Euronotes refinancing.

f) Restructuring charges at Flexsys, Solutia's 50 percent owned joint venture ($2 million pre-tax and after-tax).

g) Reorganization items, net consist of the following: $40 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $9 million of other reorganization charges primarily involving costs incurred with exiting certain non-strategic businesses; $4 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy court; and a $2 million net gain from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims. ($51 million pre-tax and after-tax)

h) With the exception of items (a), (c) and (e) above, which primarily relate to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.


                                                                              2005
                                           ------------------------------------------------------------------

                                             PERFORMANCE      INTEGRATED       CORPORATE/
            INCREASE/(DECREASE)                PRODUCTS          NYLON           OTHER         CONSOLIDATED
            -------------------                --------          -----           -----         ------------
IMPACT ON:
Cost of Goods Sold......................         $ --            $ --             $  3             $  3        (a)
                                           ------------------------------------------------------------------
OPERATING INCOME IMPACT.................           --              --               (3)              (3)
Equity earnings from affiliates.........           --              --                5                5        (b)
Reorganization items, net...............         $ (7)            (11)              17              (35)       (c)
                                           ------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.........         $ (7)           $(11)            $(15)             (33)
                                           ===================================================
Income tax impact.......................                                                             --        (d)
                                                                                              ---------------
AFTER-TAX INCOME STATEMENT IMPACT.......                                                           $(33)
                                                                                              ===============

     2005 EVENTS
     -----------

a) Net pension and other postretirement benefit plan curtailments and settlements as a result of amendments to Solutia's pension and postretirement plans ($3 million pre-tax and after-tax - see note d) below).

b) Non-operational gain in the Flexsys joint venture ($5 million pre-tax and after-tax - see note d) below).

c) Reorganization items, net consist of the following: $37 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; a $29 million net gain representing the difference between the settlement of amount of certain pre-petition obligations and the corresponding amounts previously recorded; $10 million of net charges for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; $10 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the bankruptcy court; and $7 million of other reorganization charges primarily involving costs incurred with the exit from the acrylic fibers business. ($35 million pre-tax and after-tax - see note d) below).

d) The above items are considered to have like pre-tax and after-tax impact, as the tax benefit realized from the charges is offset by the increase in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery as a result of Solutia's Chapter 11 filing.


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

Financial Analysis

    Solutia used its existing cash on-hand to finance operating needs and capital expenditures during the nine months ended September 30, 2006. Cash used in continuing operations was $213 million in the nine months ended September 30, 2006, a change of $205 million from $8 million used in continuing operations for the comparable period of 2005. This year over year increase in cash used in operations was primarily attributable to higher pension contributions of approximately $161 million and increases in working capital items, including an $80 million increase in trade receivables resulting from higher net sales and an increase in days sales outstanding due to a shift in sales mix within Integrated Nylon of lower carpet and higher plastic and polymers sales, partially offset primarily by receipt of a dividend from Flexsys.

    Capital spending increased $28 million to $75 million in the nine months ended September 30, 2006, compared to $47 million in the comparable period of 2005. The expenditures in the nine months ended September 30, 2006 were primarily to fund certain strategic initiatives in the Performance
Products and Integrated Nylon segments, as well as various capital improvements and certain cost reduction projects.

    Net cash used for the acquisition of Quimica (as described in Note 5 to the accompanying condensed consolidated financial statements) totaled $16 million and consisted of approximately $20 million cash paid, less approximately $4 million of cash acquired. There were no acquisitions in the nine months ended September 30, 2005.

    Net proceeds provided by the divestiture of the pharmaceutical services business (as described in Note 5 to the accompanying condensed consolidated financial statements) totaled $69 million. Solutia used $51 million of the proceeds from the sale to pay down SESA's (euro) 200 million credit facility entered into on July 26, 2006 and closed on August 1, 2006 (as described in Note 12 to the accompanying condensed consolidated financial statements).

    Total debt of $1,521 million as of September 30, 2006, including $668 million subject to compromise and $853 million not subject to compromise, increased by $306 million as compared to $1,215 million at December 31, 2005, including $668 million subject to compromise and $547 million not subject to compromise. This increase in total debt resulted primarily from $350 million of additional borrowings from Solutia's DIP facility in the nine months ended September 30, 2006, of which $300 million resulted from the March 2006 amendment to the DIP facility (as described below), partially offset by $51 million payment on SESA's (euro) 200 million credit facility (as described above). In addition, as a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of September 30, 2006, with the exception of its DIP credit facility and the Facility Agreement.

    Solutia's working capital decreased by $259 million to $(221) million at September 30, 2006, compared to $38 million at December 31, 2005. The change was primarily a result of higher short-term debt from additional DIP borrowings as well as a decrease of $45 million related to the sale of the pharmaceutical services business as noted above, partially offset by higher cash on-hand and an increase in trade receivables resulting from higher net sales.

    Solutia had a shareholders' deficit of $1,428 million at September 30, 2006 compared to $1,454 million at December 31, 2005. The $26 million decrease in shareholders' deficit resulted primarily from the $50 million net income; partially offset by the $24 million increase in accumulated other comprehensive loss in the nine months ended September 30, 2006.

    The weighted average interest rate on Solutia's total debt outstanding was approximately 8.4 percent at September 30, 2006 and 8.7 percent at December 31, 2005. Excluding debt subject to compromise, with the exception of the 11.25 percent notes due 2009 on which the Bankruptcy Court has permitted continued payments of the contractual interest, the weighted average interest rate on total debt was 8.9 percent at September 30, 2006 compared to 9.8 percent at December 31, 2005. The reductions in the weighted average rate are primarily due to the refinancing of the Euronotes as described below. While operating as a debtor-in-possession during the Chapter 11 proceedings, Solutia has ceased paying interest on its 6.72 percent debentures due 2037 and its 7.375 percent debentures due 2027. The amount of contractual interest expense not recorded in each of the nine months ended September 30, 2006 and 2005 was approximately $24 million.

    At September 30, 2006, Solutia's total liquidity was $259 million in the form of $105 million of availability under the DIP credit facility and approximately $154 million of cash on-hand, of which $115 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings. In comparison, Solutia's total liquidity at December 31, 2005 was $238 million in the form of $131 million of availability under the DIP credit facility and approximately $107 million of cash on-hand, of which $89 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings. The increase in cash on-hand was primarily a result of the DIP amendment in March 2006 and will be used for ongoing operations and to fund upcoming mandatory pension contributions as described below.

    According to IRS funding rules, Solutia will be required to make approximately $179 million in pension contributions to its U.S. qualified pension plan in 2006. Approximately $161 million of these required 2006 contributions were made in the nine months ended September 30, 2006.

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

Euronotes Refinancing

    On July 26, 2006, Solutia's indirect 100% owned subsidiary SSI, a subsidiary of SESA, entered into a (euro) 200 million Facility Agreement (the "Facility Agreement") guaranteed by SESA and CPFilms Vertriebs GmbH, a subsidiary of SESA. Closing of the Facility Agreement occurred on August 1, 2006. SESA used the proceeds of the Facility Agreement to refinance all of the Euronotes on August 1, 2006, at a prepayment premium of 3 percent, as required pursuant to the Euronotes, for a total redemption amount of approximately (euro) 215 million, including accrued interest. The Euronotes were refinanced to reduce the interest rate, extend the term of the indebtedness and facilitate certain dispositions by Solutia, including the sale of its pharmaceutical services business described below.

    The Facility Agreement has a five-year term, with a termination date of July 31, 2011 and an adjustable rate structure of EURIBOR plus 275 basis points. The margin is subject to adjustment upon the occurrence of certain events specified in the Facility Agreement or upon SESA and its subsidiaries attaining certain financial benchmarks. The Facility Agreement consists of a
(euro) 160 million term loan and a (euro) 40 million term loan. The (euro) 40 million term loan was repaid from the proceeds of the sale of Solutia's pharmaceutical services business during the third quarter 2006 (as further described in Note 5 to the accompanying condensed consolidated financial statements). The Facility Agreement is secured by substantially all of the assets of SESA and its subsidiaries. The Facility Agreement also contains other customary terms and conditions, including certain financial covenants relating to the performance of SESA and its subsidiaries.

    On September 15, 2006, the parties amended the Facility Agreement to reflect certain non-material modifications to the Facility Agreement.

PENNDOT Letter of Credit

    As a result of the favorable ruling in the PENNDOT litigation matter described in Note 10 to the accompanying condensed consolidated financial statements, in August 2006, Monsanto released the $20 million letter of credit that Solutia posted to secure a portion of Pharmacia's obligations with respect to an appeal bond issued in relation to this case.

CONTINGENCIES

    See Note 10 to the accompanying condensed consolidated financial statements for a summary of Solutia's contingencies as of September 30, 2006.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

    There have been no material changes in market risk exposures during the nine months ended September 30, 2006 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on page 47 of Solutia's Form 10-K for the year-ended December 31, 2005.

ITEM 4.   CONTROLS AND PROCEDURES

    During the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. The Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Form 10-Q, Solutia's disclosure controls and procedures are effective to provide reasonable assurance that Solutia records, processes, summarizes, and reports the required disclosure information within the specified time periods. Further, there were no changes in Solutia's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE
----------------------------------------------

    JPMorgan Adversary Proceeding. As described in Solutia's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K"), Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the "First Quarter 10-Q) and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "Second Quarter 10-Q), on May 27, 2005, JPMorgan as indenture trustee under the indenture for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding (the "JPM Proceeding") against Solutia in the Chapter 11 Cases. In its adversary proceeding, JPMorgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged security interests lacked adequate protection. The Unsecured Creditors' Committee and the Ad Hoc Solutia Trade Claims Committee have intervened in the JPM Proceeding in support of Solutia and the Ad Hoc Committee of Solutia Noteholders has intervened in the JPM Proceeding in support of JPMorgan. Trial of the JPM Proceeding concluded on July 10, 2006. Post-trial briefs were submitted by the parties in August 2006. The Bankruptcy Court has not yet made a ruling in the JPM Proceeding.

    Equity Committee Adversary Proceeding. As described in the 2005 Form 10-K, First Quarter 10-Q and Second Quarter 10-Q, on March 7, 2005, the Equity Committee filed a complaint against Pharmacia and Monsanto and objections to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case (the "Equity Committee Complaint"). In the Equity Committee Complaint, the Equity Committee seeks to avoid certain obligations assumed by Solutia at the time of its spinoff from Pharmacia. The Equity Committee Complaint alleges, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. The Ad Hoc Committee of Solutia Noteholders and the Ad Hoc Solutia Trade Claims Committee have intervened in this adversary proceeding in support of the Equity Committee. Solutia and the Unsecured Creditors' Committee have intervened in this adversary proceeding as neutral parties due to the importance of this proceeding with respect to Solutia's bankruptcy case. On September 14, 2006, the Court ruled that while the Equity Committee did not have standing to pursue these claims on behalf of the Debtors, it had standing to pursue its own objections to the claims of Monsanto and Pharmacia. On October 17, 2006, the Bankruptcy Court entered an Order adjourning this adversary proceeding until December 13, 2006 and allowing the Equity Committee, Pharmacia, and Monsanto to submit this matter to mediation in a good faith effort to reach a consensual resolution of the issues between the parties. All proceedings related to this adversary proceeding have been stayed until November 30, 2006, unless the parties agree to extend such date further.

FLEXSYS RELATED LITIGATION
--------------------------

    As described in the 2005 Form 10-K and the First Quarter 10-Q, antitrust authorities in the United States, Europe and Canada are continuing to investigate past commercial practices in the rubber chemicals industry. Flexsys, Solutia's joint venture with Akzo Nobel N.V. ("Akzo"), remains a subject of such investigation and continues to fully cooperate with the authorities in the ongoing investigation. In addition, a number of purported civil class actions on behalf of consumers have been filed against Flexsys and other producers of rubber chemicals.

    Canadian actions against Flexsys. As described in the 2005 Form 10-K, purported class actions have been filed in a number of Canadian provinces against Flexsys and other rubber chemical producers on behalf of purchasers of rubber chemicals and products containing rubber chemicals in the various provinces alleging that collusive sales and marketing activities of the defendants damaged the plaintiff classes. The parties have tentatively reached a global settlement in which Flexsys will pay approximately (CAD) $2.4 million to resolve all four pending class actions in Canada. The settlement must be approved by the courts.

CASH BALANCE PLAN LITIGATION
----------------------------

    As described in the 2005 Form 10-K, First Quarter 10-Q, and Second Quarter 10-Q, since October 2005, three cases have been filed by participants in the Solutia Inc. Employees' Pension Plan (the "Pension Plan") alleging that the Pension Plan: (1)violates the Employee Retirement Income Security Act of 1974 ("ERISA") prohibitions on reducing rates of benefit accrual based on age; (2) results in the impermissible forfeiture of accrued benefits under ERISA; (3) violates ERISA's present value calculation rules for determining lump sum distributions; and (4) violates the minimum accrual requirements of ERISA. The cases were captioned Davis, et al. v. Solutia, Inc. Employees' Pension Plan, Scharringhausen, et al. v. Solutia, Inc. Employees' Pension Plan, et al. and Juanita Hammond, et al. v. Solutia, Inc. Employees' Pension Plan. The Scharringhausen plaintiffs voluntarily dismissed their case on April 26, 2006. None of the Debtors, and no individual or entity other than the Pension Plan, has been named as a defendant in any of these cases.

    The Hammond and Davis plaintiffs have consolidated their actions, and their counsel are cooperating in the representation of the putative class. On September 1, 2006, the Court consolidated the Hammond and Davis actions with cash balance pension plan cases pending in the Southern District of Illinois against Monsanto Company and the Monsanto Company Pension Plan (Walker et al. v. The Monsanto Pension Plan, et al.) and the Pharmacia Cash Balance Pension Plan, Pharmacia Corporation, Pharmacia and Upjohn, Inc., and Pfizer Inc. (Donaldson v. Pharmacia Cash Balance Pension Plan, et al.). A consolidated class action complaint was filed by all of the plaintiffs on September 4, 2006, in which the plaintiffs alleged three separate cause of action against the Pension Plan: (1) the Pension Plan allegedly violates ERISA by terminating interest credits at the age of 55; (2) the Pension Plan was allegedly improperly backloaded in violation of ERISA; and (3) the Pension Plan was allegedly discriminatory on the basis of age.

    The Pension Plan moved to dismiss all of the pending actions in the consolidated case for plaintiffs' failure to exhaust administrative remedies and failure to join Solutia as a necessary and indispensable party, and those motions are pending. Motions for class certification are due to be filed by the end of 2006. The Pension Plan intends to continue to vigorously defend itself against any and all claims asserted in the consolidated litigation.

SOLUTIA INC. V. FMC CORPORATION
-------------------------------

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

    On July 31, 2006, the District Court entered its order regarding FMC's motion for summary judgment, by ruling that Solutia's breach of fiduciary duty claim would be allowed to proceed, but only on a limited basis. The Court overruled the parties' motions for summary judgment on the remaining claims. The Court has set this matter for a bench trial to begin on April 3, 2007.

    The sale of substantially all of the assets of Astaris to Israeli Chemicals Limited, as further described in Solutia's Annual Report on Form 10-K for the year ended December 31, 2005, did not affect the claims asserted by Solutia against FMC in this proceeding. Solutia is vigorously pursuing this action.

TEXAS COMMISSION ON ENVIRONMENTAL QUALITY ADMINISTRATIVE ENFORCEMENT PROCEEDING
-------------------------------------------------------------------------------

    On August 11, 2006 the Executive Director of the Texas Commission on Environmental Quality commenced an administrative enforcement proceeding against Solutia by filing a petition with the Texas Commission on Environmental Quality. The petition alleges certain violations of the State of Texas air quality program. The Executive Director requests that an administrative penalty, the amount of which is immaterial, be assessed and that Solutia undertake corrective actions to ensure compliance with the Texas Health and Safety Code and the rules of the Commission in connection with alleged self-reported unauthorized emission events and deviations of air permits. Solutia answered the petition on September 1, 2006, asserted affirmative defenses and requested a contested enforcement case hearing. Solutia is pursuing settlement discussions with the Commission. No date has yet been set for a hearing.


ITEM 6.  EXHIBITS

         See the Exhibit Index at page 64, of this report.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SOLUTIA INC.
                                     --------------
                                     (Registrant)


                                     /s/ TIMOTHY J. SPIHLMAN
                                     -----------------------
                                     (Vice President and Controller)
                                     (On behalf of the Registrant and as
                                     Principal Accounting Officer)





Date: November 7, 2006

                                EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

10.1 Amendment to Share and Asset Purchase Agreement entered into on August 22, 2006 between Solutia Europe S.A./N.V. and Dishman Pharmaceuticals & Chemicals Ltd.*

10.2 (Euro) 200,000,000 Facility Agreement dated July 26, 2006 between Solutia Europe S.A./N.V., Solutia Services International S.C.A./Comm. V.A., the guarantors listed therein, Citigroup Global Markets Limited, as mandated lead arranger, the financial institutions listed therein, as the original lenders, Citibank International plc as agent for the finance parties and Citibank N.A. as security agent for the secured parties (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended June 30, 2006) and amendment and restatement thereof dated September 15, 2006 filed herewith

10.3   2006 Solutia Annual Incentive Program (incorporated by reference to
       Exhibit 10.1 of Solutia's Form 8-K filed on September 28, 2006)

11 Omitted--Inapplicable; see "Condensed Consolidated Statement of Operations" on page 1

31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
       Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
       Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*Confidential treatment has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, for portions of these exhibits that contain confidential commercial and financial information.