Form 10-K
period 2006-12-31
SOLUTIA INC
filed 2007-03-06
CIK 1043382

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

  Commission file number 001-13255
                         ---------

                                 SOLUTIA INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     43-1781797
-------------------------------                -------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer  [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act). [ ] Yes     [X] No

The aggregate market value of the registrant's common stock held by non-affiliates, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2006, based upon the value of the last sales price of these shares as quoted on the OTC Bulletin Board, was approximately $47.0 million.

NOTE.--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 104,459,578 shares of common stock, $.01 par value, outstanding as of the close of business on February 28, 2007.

             CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

         Solutia makes statements in this Annual Report on Form 10-K that are considered forward-looking statements under the federal securities laws. Solutia considers all statements regarding anticipated or future matters, including the following, to be forward-looking statements:


o        effects of Solutia's pending bankruptcy proceeding;

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

o        price increases;

o        benefits from new technology; and

o        effect of changes in accounting standards.


         Forward-looking statements are not guarantees of Solutia's future performance. They represent Solutia's estimates and assumptions only on the date they are made. There are risks, uncertainties and other important factors that could cause Solutia's actual performance or achievements to be materially different from those it may project. These risks, uncertainties and factors include:

o Solutia's ability to develop, confirm and consummate a Chapter 11 plan of reorganization;

o        Solutia's ability to reduce its overall leveraged position;

o the potential adverse impact of Solutia's Chapter 11 filing on its operations, management and employees, and the risks associated with operating businesses under Chapter 11 protection;

o Solutia's ability to comply with the terms of its debtor-in-possession ("DIP") credit facility and (euro) 200 million Facility Agreement or to increase, extend or refinance the facilities;

o        customer and vendor response to Solutia's Chapter 11 proceeding;

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

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

         Solutia Inc., together with its subsidiaries ("Solutia"), is a global manufacturer and marketer of a variety of high-performance chemical-based materials that are used in a broad range of consumer and industrial applications. As used herein, the "Company" and terms such as "we" and "our" refers to Solutia unless the context requires otherwise.

         Solutia reports its business in two segments: Performance Products and Integrated Nylon.

         Solutia's Performance Products segment is comprised of six product lines. The product lines are generally managed based on the markets into which these products are sold.

      o Solutia's SAFLEX(R) plastic interlayers are used for laminated safety glass, primarily in automotive manufacturing and architectural applications. Solutia markets its plastic interlayers to the automotive industry for use in automobile windshields and side, rear and roof windows of vehicles. SAFLEX(R) markets its plastic interlayers to the commercial and residential architectural markets via several sub-brands.

      o Solutia's LLUMAR(R), VISTA(R), GILA(R) and FORMULA ONE PERFORMANCE AUTOMOTIVE FILM(R) brands of window films are custom coated and used primarily for aftermarket automotive and architectural applications. LLUMAR(R) and GILA(R) window films are marketed for both automotive and architectural applications, with LLUMAR(R) marketed to the professional aftermarket, and GILA(R) marketed to the do-it-yourself retail market. VISTA(R) window films are marketed for professional architectural applications, and FORMULA ONE PERFORMANCE AUTOMOTIVE FILM(R) automotive window films are marketed to the professional automotive aftermarket.

      o Solutia's DEQUEST(R) water treatment phosphonates are used to enhance water quality for industrial and domestic use.

      o Solutia's THERMINOL(R) heat transfer fluids are used in systems that provide for indirect heating or cooling of industrial and chemical processes.

      o Solutia's SKYDROL(R) brand aviation hydraulic fluids and SKYKLEEN(R) brand of aviation solvents are supplied across the aviation industry.

      o Solutia's plastic products include entrance matting and automotive spray suppression flaps sold under the brands ASTROTURF(R), CLEAN MACHINE(R), and CLEAR PASS(TM).

         Solutia's Integrated Nylon segment is comprised of an integrated family of nylon products.

      o Solutia's chemical intermediates are used internally as feedstock for nylon polymer and fiber production and also are sold in the merchant market.

      o Solutia's VYDYNE(R) and ASCEND(R) nylon polymers are sold to the engineered thermoplastic, apparel, textile and industrial fiber markets.

      o Solutia's nylon fibers are sold in carpet and industrial markets. Carpet fibers are sold under the WEAR-DATED(R) brand for residential carpet and the ULTRON(R) brand for commercial carpet, as well as under private labels.

         Solutia was incorporated in Delaware in April 1997 to hold most of the chemical businesses of the former Monsanto Company, now known as Pharmacia Corporation, a wholly owned subsidiary of Pfizer Inc. ("Pharmacia"). On September 1, 1997, Pharmacia spun off Solutia (the "Solutia Spinoff") by distributing Solutia's shares as a dividend to its stockholders. Solutia became an independent publicly held company as a result of the Solutia Spinoff.

CHAPTER 11 PROCEEDINGS

         On December 17, 2003, Solutia and its 14 U.S. subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Cases") in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

         The filing was made to restructure Solutia's balance sheet, to streamline operations and to reduce costs, in order to allow Solutia to emerge from Chapter 11 as a viable going concern, and to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the "Legacy Liabilities"), and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs were an obstacle to Solutia's financial stability and success.

         Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the Chapter 11 filing, orders sufficient to enable Solutia to conduct normal business activities, including the approval of Solutia's DIP financing, have been entered by the Bankruptcy Court. While Solutia is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the Bankruptcy Court. Under the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The Bankruptcy Court has subsequently approved extensions of this exclusivity period. The exclusivity period continues until the order disposing of the current motion is entered on the Bankruptcy Court's docket.

         On January 16, 2004, pursuant to authorization from the Bankruptcy Court, Solutia entered into a DIP credit facility. The DIP credit facility has subsequently been amended from time to time, with Bankruptcy Court approval. The DIP credit facility, as amended, currently consists of: (a) a $975 million fully-drawn term loan; and (b) a $250 million borrowing-based revolving credit facility, which includes a $150 million letter of credit subfacility. Of the $1,225 million facility, $150 million must be utilized to acquire Akzo Nobel's 50% interest in the Flexsys joint venture between Solutia and Akzo Nobel. For additional information regarding the DIP financing and the Flexsys acquisition, see "Management's Discussion and Analysis" in Item 7 below and
Note 14 to the accompanying consolidated financial statements.

         As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to an order of the Bankruptcy Court. November 30, 2004 was the last date by which holders of pre-petition date claims against the Debtors could file such claims. Any holder of a claim that was required to file such claim by November 30, 2004 and did not do so may be barred from asserting such claim against the Debtors and, accordingly, may not be able to participate in any distribution on account of such claim. Differences between claim amounts identified by the Debtors and claims filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process, and only holders of claims that are ultimately allowed for purposes of the Chapter 11 case will be entitled to distributions. Solutia has not yet completed its analysis of all the proofs of claim. Since the settlement terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

         On February 14, 2006, the Debtors filed with the Bankruptcy Court a Plan of Reorganization (the "Plan") and Disclosure Statement (the "Disclosure Statement"). The Plan and Disclosure Statement along with the Relationship Agreement (as defined below) and the Retiree Settlement Agreement, entered into among Solutia, the Official Committee of Unsecured Creditors (the "Unsecured Creditor's Committee") and Official Committee of Retirees appointed in the Chapter 11 Cases (the "Retirees' Committee"), Monsanto Company ("Monsanto"), certain retirees and the other parties thereto (the "Retiree Settlement"), set forth the terms of a global settlement (the "Global Settlement") between Solutia, the Unsecured Creditors' Committee, the Retirees' Committee, Monsanto and Pharmacia. The Global Settlement provides for, among other things, a reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and the treatment that various constituencies in the Chapter 11 Cases would receive under the Plan. The reallocation of liabilities between Solutia and Monsanto is set forth in a Relationship Agreement (the "Relationship Agreement") which would be entered into between Solutia and Monsanto upon confirmation of the Plan. Since the February 14, 2006 filing, the Bankruptcy Court has not moved forward with the process to approve the Disclosure Statement and confirm the Plan.

         There are two adversary proceedings ongoing in our Chapter 11 case. JPMorgan, as indenture trustee of Solutia's debentures due 2027 and 2037, filed litigation against Solutia claiming that such debentures are entitled to secured status as
                                      4
opposed to general unsecured status as set forth in the Plan. In addition, the Official Committee of Equity Security Holders ("Equity Committee") in Solutia's bankruptcy case has filed litigation against Pharmacia and Monsanto, arguing that holders of Solutia's existing equity are entitled to a distribution in the Chapter 11 case. For additional information regarding these litigation matters, see "Legal Proceedings" in Item 3 below.

                  Solutia is in discussions with the major stakeholders in our Chapter 11 case in an effort to modify the Global Settlement and Plan and achieve a confirmable Plan. In addition, Solutia continues to evaluate and explore all other reasonable alternatives to reorganize the Company, such as a sale of the reorganized Company's equity or a sale of certain of its businesses or assets, that may present a means of maximizing the value of the estate for stakeholders.

RECENT DEVELOPMENTS

         On January 25, 2007, Solutia completed the extension and upsizing of its debtor-in-possession ("DIP") financing. This amendment increased the size of the DIP credit facility to $1,225 million, representing a $400 million increase, and extended the facility one year to March 31, 2008. The increased availability under the DIP credit facility provides Solutia with additional liquidity for operations and the ability to fund mandatory pension payments that are coming due in 2007, as well as funds to partially facilitate the acquisition of Akzo Nobel's stake in the Flexsys joint venture. The DIP credit facility can be repaid by Solutia at any time without prepayment penalties. The Bankruptcy Court entered an order approving this DIP amendment on January 23, 2007.

         On February 27, 2007, Solutia reached a definitive agreement to purchase Akzo Nobel N.V.'s ("Akzo Nobel") stake in Flexsys, the 50/50 rubber chemical joint venture between Solutia and Akzo Nobel (the "Flexsys joint venture"). Solutia and Akzo Nobel have entered into a letter agreement committing the parties to execute the definitive agreement upon completion of consultation with Dutch employee works council representatives. The proposed transaction is subject to approval by the United States Bankruptcy Court, receipt of required regulatory approvals, finalizing the definitive purchase agreement for Akzo Nobel's Crystex manufacturing operations in Japan and the fulfillment of other customary closing conditions. Solutia will fund the purchase via $150 million of funding under the amended DIP credit facility and additional funding through Flexsys.

SEGMENTS; PRINCIPAL PRODUCTS

Solutia's reportable segments are:

o        Performance Products; and

o        Integrated Nylon.

The tabular and narrative information contained in Note 22 to the accompanying consolidated financial statements appearing on pages 94-96 is incorporated by reference into this section.

Performance Products Segment

--------------------------------------------------------------------------------------------------------------------------------
                                                   Major End-Use
Major End-Use                                      Products &            Major             Major Raw
Markets                   Major Products           Applications          Competitors       Materials           Major Plants (a)
--------------------------------------------------------------------------------------------------------------------------------
CONSTRUCTION AND HOME     SAFLEX(R) laminated      Products to           DuPont;           Butyraldehyde;      Ghent, Belgium;
FURNISHINGS               window glass; LLUMAR(R)  increase the          Kuraray;          ethanol; polyvinyl  Martinsville, VA;
                          and VISTA(R)             safety, security,     Sekisui; 3M;      alcohol; vinyl      Springfield, MA;
                          professional window      sound attenuation,    Madico            acetate monomer;    Trenton, MI;
                          films and GILA(R)        energy efficiency                       polyester film      Puebla, Mexico
                          retail window films      and ultraviolet
                                                   protection of
                                                   architectural glass
                                                   for residential and
                                                   commercial
                                                   structures;
                                                   after-market films
                                                   for solar control,
                                                   security and safety
--------------------------------------------------------------------------------------------------------------------------------
                          ASTROTURF(R) and         Entrance matting      Sanddud;          Polyethylene        Ghent, Belgium;
                          CLEAN MACHINE(R)                               Baltplast;                            St. Louis, MO
                          door mats                                      Time Packaging
--------------------------------------------------------------------------------------------------------------------------------
VEHICLES                  SAFLEX(R) plastic        Products to           DuPont;           Butyraldehyde;      Ghent, Belgium;
                          interlayer for           increase the          Sekisui;          ethanol;            Martinsville,
                          windshields and for      safety, security,     Bekaert,          polyvinyl           VA; Puebla,
                          side, roof and rear      sound attenuation     Johnson           alcohol; vinyl      Mexico;
                          windows of vehicles;     and ultraviolet       Laminating;       acetate monomer;    Springfield, MA;
                          LLUMAR(R),               protection of         Garware           polyester film      Trenton, MI
                          FORMULA ONE              automotive glass
                          PERFORMANCE AUTOMOTIVE   and give vehicles a
                          FILMS(R) and GILA(R)     custom appearance
                          retail window films
--------------------------------------------------------------------------------------------------------------------------------
                          CLEAR PASS(TM) spray     Spray suppression     Fichet; Wegu;     Polyethylene        Ghent, Belgium
                          suppression systems      systems for trucks    Austi; Ex-Spray
--------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL APPLICATIONS   Metallized films;        Window films;         3M; ATI;          Polyester film      Martinsville, VA;
AND ELECTRONICS           sputtered films;         tapes; automotive     Intellicoat;                          Runcorn, U.K.
                          release liners and       badging; optical      Mitsubishi
                          deep-dyed films          and colored
                                                   filters; shades;
                                                   reprographics;
                                                   packaging
--------------------------------------------------------------------------------------------------------------------------------
                          Performance films;       Computer              Bekaert; OCLI;    Polyester film;     Canoga Park, CA;
                          conductive and           touch-screens;        Southwall         Indium tin;         Martinsville, VA;
                          anti-reflective coated   electroluminescent                      precious metals     Runcorn, U.K.
                          films                    displays for
                                                   hand-held
                                                   electronics and
                                                   watches; cathode
                                                   ray tube and LCD
                                                   monitors
--------------------------------------------------------------------------------------------------------------------------------
                          DEQUEST(R) water         Industrial water      Bayer; Rhodia     Phosphorus          Newport, Wales
                          treatment chemicals      treatment;                              trichloride          (U.K.)
                                                   detergents;
                                                   cleaners; oil field
                                                   chemicals
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL EQUIPMENT         THERMINOL(R) heat        Heat transfer fluids  Dow Chemical Co.  Benzene; phenol     Alvin, TX;
                          transfer fluids                                                                      Anniston, AL;
                                                                                                               Newport, Wales
                                                                                                                (U.K.)
--------------------------------------------------------------------------------------------------------------------------------
AVIATION/                 SKYDROL(R) aviation      Hydraulic fluids      ExxonMobil        Phosphate esters    Anniston, AL;
TRANSPORTATION            hydraulic fluids;        for commercial                                              St. Louis, MO (b)
                          SKYKLEEN(R) aviation     aircraft;
                          solvents                 environmentally
                                                   friendly solvents
                                                   for aviation
                                                   maintenance
--------------------------------------------------------------------------------------------------------------------------------

(a) Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes. The major products may pass through other of Solutia's plants prior to the final sale to customers.
(b) Operations in the St. Louis, MO plant were transferred to Anniston, Alabama in the second quarter of 2006.

Integrated Nylon Segment

-------------------------------------------------------------------------------- -------------------------------------
                                           Major End-Use
Major End-Use                              Products &
Markets               Major Products       Applications       Major Competitors  Major Raw Materials  Major Plants (a)
-------------------------------------------------------------------------------- -------------------------------------
CONSTRUCTION AND      Nylon carpet         WEAR-DATED(R)      Invista; Shaw      Adipic acid;         Foley, AL;
HOME FURNISHINGS      staple; nylon bulk   residential and    Industries;        hexamethylenediamine Greenwood, SC;
                      continuous           ULTRON(R)          Rhodia                                  Pensacola, FL
                      filament; ASCEND(R)  commercial
                      nylon polymer        carpet;
                                           non-woven
                                           reinforcement
                                           and linings
----------------------------------------------------------------------------------------------------------------------
PERSONAL PRODUCTS     ASCEND(R) nylon      Knit apparel;      Invista; Rhodia;   Adipic acid;         Greenwood, SC;
                      polymer              half-hose;         Radici             hexamethylenediamine Pensacola, FL
                                           active wear;
                                           apparel; dental
                                           floss; intimate
                                           apparel
----------------------------------------------------------------------------------------------------------------------
VEHICLES              Nylon filament;      Tires; airbags;    Acordis; BASF;     Adipic acid;         Greenwood, SC;
                      VYDYNE(R) nylon      automotive         DuPont; Invista;   hexamethylenediamine Pensacola, FL;
                      molding resins;      interior,          Rhodia                                  Foley, AL
                      ASCEND(R)  nylon     exterior and
                      polymer              under-the-hood
                                           molded parts
----------------------------------------------------------------------------------------------------------------------
 INDUSTRIAL           ASCEND(R) nylon      Conveyer belts;    Kordsa; Invista;   Propylene; natural   Decatur, AL;
 APPLICATIONS         polymer;             nylon film         Shenma             gas; cyclohexane;    Greenwood, SC;
                      industrial nylon     cooking bags;                         ammonia              Pensacola, FL
                      fiber                specialized food
                                           packaging;
                                           sewing thread;
                                           backpacks; cots;
                                           tents
----------------------------------------------------------------------------------------------------------------------
INTERMEDIATE          Adipic acid;         Nylon and          Asahi Chemical;    Propylene; natural   Alvin, TX;
CHEMICALS             hexamethylenediamine acrylic fiber;     Invista; Rhodia;   gas; cyclohexane;    Decatur, AL;
                      acrylonitrile        nylon and ABS      BASF; Ineos        ammonia              Pensacola, FL
                                           plastics;
                                           synthetic resins;
                                           synthetic
                                           lubricants;
                                           paper chemicals;
                                           plasticizers
----------------------------------------------------------------------------------------------------------------------

(a) Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes. The major products may pass through other of Solutia's plants prior to the final sale to customers.

PRINCIPAL EQUITY AFFILIATES

         As of December 31, 2006, Solutia participated in one principal joint venture, its Flexsys joint venture with Akzo Nobel. The Flexsys joint venture is comprised of interests in Flexsys Holding B.V., Flexsys America L.P. and Flexsys Rubber Chemicals Ltd.

         Flexsys, headquartered in Brussels, Belgium, is a leading global supplier of a broad range of rubber processing chemicals to the rubber industry used in the production of tires and other general rubber products such as automotive belts, hoses, bumpers and window seals and in mining, agriculture and oil refining applications. Its product line includes a number of performance-enhancing products, including branded accelerators (SANTOCURE(R), THIOFIDE(TM) and THIOTAX(TM)), pre-vulcanization inhibitors (SANTOGARD(R) PVI), antidegradants (SANTOFLEX(R)), antioxidants (FLECTOL(R)) and insoluble sulphur (CRYSTEX(TM)). In February 2007, Solutia and Akzo Nobel reached a definitive agreement for Solutia to purchase Akzo Nobel's interest in the Flexsys joint venture.

         Prior to November 4, 2005, Solutia participated in another joint venture, Astaris. Astaris was formed in April 2000 as a joint venture between Solutia and FMC Corporation ("FMC"). Solutia and FMC each held 50 percent of the equity interests in Astaris. On November 4, 2005, Solutia, FMC and Astaris sold substantially all of Astaris' assets to Israel Chemicals Limited ("ICL") for $255 million in cash (subject to certain purchase price adjustments) and the assumption by ICL of certain related liabilities. Certain of the assets and liabilities of Astaris that were not included in the sale to ICL were transferred to Solutia and FMC. Generally, these assets and liabilities consist of property originally contributed to the joint venture by Solutia and FMC, as well as certain pre-closing liabilities relating to Astaris, including certain pre-closing environmental liabilities. In addition, certain non-operating assets and liabilities remained in the Astaris joint venture as part of the transaction. Further, the name of the joint venture which holds these remaining assets and liabilities was changed from Astaris LLC to Siratsa LLC.

         Solutia's equity earnings (loss) from affiliates were $38 million in 2006, $96 million in 2005 and $(26) million in 2004. For additional information about the Flexsys joint venture and Siratsa, see "Management's Discussion and Analysis" in Item 7 below and Note 9 to the accompanying consolidated financial statements.

SALE OF PRODUCTS

         Solutia sells its products directly to end users in various industries, principally by using its own sales force, and, to a lesser extent, by using distributors.

         Solutia's marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis. Solutia maintains inventories of finished goods, goods in process and raw materials to meet customer requirements and Solutia's scheduled production. In general, Solutia does not manufacture its products against a backlog of firm orders; it schedules production to meet the level of incoming orders and the projections of future demand. However, in the Performance Products segment, a large portion of sales for 2007 will be pursuant to volume commitments. Solutia does not have material contracts with the government of the United States or any state, local or foreign government, however, sales to the carpet mill industry represent a significant portion of Solutia's net sales. In 2006, no single customer or customer group accounted for 10 percent or more of Solutia's net sales. However, for the year ended December 31, 2005, Shaw Industries, Inc., a customer of the Integrated Nylon segment, accounted for approximately 11 percent of Solutia's consolidated net sales. Mohawk Industries, Inc. was a significant customer of the Integrated Nylon segment in 2006 and 2005, accounting for approximately 9 percent and 8 percent of Solutia's consolidated net sales respectively.

         Solutia's second and third quarters are typically stronger than its first and fourth quarters because sales of carpet and window films are stronger in the spring and fall.

COMPETITION

         The global markets in which Solutia's businesses operate are highly competitive. Solutia expects competition from other manufacturers of the same products and from manufacturers of different products designed for the same uses as Solutia's products to continue in both U.S. and international markets. Depending on the product involved, Solutia encounters various types of competition, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, Solutia regards its principal product groups as competitive with many other products of other producers and believes that Solutia is an important producer of many of these product groups. For additional information regarding competition in specific markets, see the charts under "Segments; Principal Products" above.

RAW MATERIALS AND ENERGY RESOURCES

         Solutia buys large amounts of commodity raw materials and energy resources, including propylene, cyclohexane, benzene, vinyl acetate, polyvinyl alcohol, 2-ethyl hexanol and natural gas. Solutia typically buys major requirements for key raw materials pursuant to contracts with average contractual periods of one to four years. Solutia obtains certain important raw materials from a few major suppliers. In general, in those cases where Solutia has limited sources of raw materials, it has developed contingency plans to the extent practicable to minimize the effect of any interruption or reduction in supply. However, Solutia also purchases raw materials from some single source suppliers in the industry and in the event of an interruption or reduction in supply, might not be able to mitigate any negative effects.

         While temporary shortages of raw materials and energy resources may occasionally occur, these items are generally sufficiently available to cover Solutia's current and projected requirements. However, their continuing availability and price may be affected by unscheduled plant interruptions and domestic and world market conditions, political conditions and governmental regulatory actions. Due to the significant quantity of some of these raw materials and energy resources used by Solutia, a minor shift in the underlying prices for these items can result in a significant impact on Solutia's consolidated financial position and results of operations.

PATENTS AND TRADEMARKS

         Solutia owns a large number of patents that relate to a wide variety of products and processes and has pending a substantial number of patent applications. In addition, Solutia is licensed under a small number of patents owned by others. Solutia owns a considerable number of established trademarks in many countries under which Solutia markets its products. These patents and trademarks in the aggregate are of material importance to Solutia's operations and to Solutia's Performance Products and Integrated Nylon segments. Patents and trademarks owned by Solutia and its domestic subsidiary CPFilms Inc. have been pledged as part of the collateral for the DIP credit facility. The holders of Solutia's 11.25 percent Senior Secured Notes due 2009 have a junior security interest in these patents and trademarks. Solutia Europe S.A./N.V.'s ("SESA") patents and trademarks of have been pledged to the holders of SESA's
(euro)200 million Facility Agreement. For additional information on the
(euro)200 million Facility Agreement, please see "Management's Discussion and Analysis" in Item 7 below.

RESEARCH AND DEVELOPMENT

         Research and development constitute an important part of Solutia's activities. Solutia's expenses for research and development amounted to $38 million in 2006, $41 million in 2005 and $40 million in 2004, or about 1.4 percent of sales on average. Solutia focuses its expenditures for research and development on process improvements and selected product development.

         Solutia's research and development programs in the Performance Products segment include new products and processes for the window glazing and specialty chemicals markets. Significant progress was achieved in developing a new acoustic safety interlayer, improved window films that mitigate or enhance the reception of electronic signals through windows, a new aviation fluid and environmentally friendly water treatment products. Several process technologies were developed to support the construction of SAFLEX(R) plants. Solutia's Integrated Nylon segment continues to focus on internal process improvements to mitigate increasing raw material prices and to commercialize new products to address customer needs and improve product mix.

ENVIRONMENTAL MATTERS

         The narrative information appearing under "Environmental Matters" beginning on page 41 below is incorporated here by reference.

EMPLOYEE RELATIONS

         On December 31, 2006, Solutia had approximately 5,100 employees worldwide, 632 of whom work in Europe. Approximately 450 of the European employees are represented by the union delegation. Approximately 14 percent of Solutia's U.S. workforce is currently represented by various labor unions with local agreements that expire between November 23, 2007 and March 31, 2010, at the following Solutia sites: Anniston, Alabama; Sauget, Illinois; Springfield, Massachusetts; and Trenton, Michigan. In the U.S., local agreements cover wages and working conditions. Each of Solutia's U.S. labor unions ratified new five-year collective bargaining agreements in 2005 which set pension and health and welfare benefits for Solutia's employees who are represented by labor unions. These agreements expire on December 31, 2010.

INTERNATIONAL OPERATIONS

         Solutia and its subsidiaries are engaged in manufacturing, sales and research and development in areas outside the United States. Approximately 46 percent of Solutia's consolidated sales from continuing operations in 2006 were made into markets outside the United States, including Europe, Canada, Latin America and Asia. Solutia's Performance Products segment is increasingly dependent on its international operations as Solutia is currently building a plant for the manufacturing of SAFLEX(R) in Suzhou, China to provide more exposure in Asia for Performance Products. The plant in China will also expose the Performance Products segment to more competition. Approximately 69 percent of the 2006 sales of the Performance Products segment were made into markets outside the United States.

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

ITEM 1A. RISK FACTORS

IN EVALUATING SOLUTIA, CAREFUL CONSIDERATION SHOULD BE GIVEN TO THE RISK FACTORS SET FORTH BELOW, AS WELL AS THE OTHER INFORMATION SET FORTH IN THIS ANNUAL REPORT ON FORM 10-K. ALTHOUGH THESE RISK FACTORS ARE MANY, THESE FACTORS SHOULD NOT BE REGARDED AS CONSTITUTING THE ONLY RISKS ASSOCIATED WITH OUR BUSINESSES. EACH OF THESE RISK FACTORS COULD ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND/OR FINANCIAL CONDITION. IN ADDITION TO THE FOLLOWING DISCLOSURES, PLEASE REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT INCLUDING THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

CERTAIN BANKRUPTCY CONSIDERATIONS

PROLONGED CONTINUATION OF THE CHAPTER 11 CASES MAY HARM THE DEBTORS' BUSINESSES

         The prolonged continuation of the Chapter 11 Cases could adversely affect our businesses and operations. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with our reorganization instead of focusing exclusively on business operations. Prolonged continuation of the Chapter 11 Cases may also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our businesses. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers, suppliers, distributors and agents will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. The prolonged continuation of the Chapter 11 Cases may also require us to seek additional financing, either as part of the DIP credit facility or otherwise, in order to service our debt and other obligations. We may not be able to obtain additional financing during the pendency of the Chapter 11 Cases on commercially favorable terms or at all. If we were to require additional financing during the Chapter 11 Cases and were unable to obtain the financing on favorable terms or at all, it is unlikely that we could successfully reorganize.

WE MAY NOT BE ABLE TO OBTAIN CONFIRMATION OF THE PLAN

         To successfully emerge from Chapter 11 bankruptcy protection as a viable entity, Solutia, like any debtor, must obtain approval of a plan of reorganization from its creditors, confirmation of the plan through the Bankruptcy Court and successfully implement this confirmed plan. The foregoing process requires Solutia to (i) meet certain statutory requirements with respect to the adequacy of disclosure with respect to any proposed plan, (ii) solicit and obtain creditor acceptances of the proposed plan, and (iii) fulfill other statutory conditions with respect to plan confirmation.

         With regard to any proposed plan of reorganization we may not receive the requisite acceptances to confirm a plan. Even if the requisite acceptances of a proposed plan are received, the Bankruptcy Court may not confirm the plan as proposed. A dissenting holder of a claim against us could challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Finally, even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm a proposed plan if it found that any of the statutory requirements for confirmation had not been met. Specifically, section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the debtor's plan "does not unfairly discriminate" and is "fair and equitable" with respect to any non-accepting classes, (ii) confirmation of the debtor's plan is not likely to be followed by a liquidation or a need for further financial reorganization, and (iii) the value of distributions to non-accepting holders of claims within a particular class under the debtor's plan will not be less than the value of distributions such holders would receive if the debtor was liquidated under Chapter 7 of the Bankruptcy Code. The Bankruptcy Court may determine that a proposed plan does not satisfy one or more of these requirements, in which case the proposed plan would not be confirmed by the Bankruptcy Court.

         If Solutia's Plan filed on February 14, 2006, or an amended version of that plan is not confirmed by the Bankruptcy Court, it is unclear whether Solutia would be able to reorganize its businesses and what, if any, distributions holders of claims against or equity interests in Solutia ultimately would receive with respect to their claims or equity interests. There also can be no assurance that Solutia will be able to successfully develop, prosecute, confirm, and consummate an alternative plan of reorganization with respect to the chapter 11 cases that is acceptable to the Bankruptcy Court and Solutia's creditors, equity holders and other parties in interest. There can be no assurance that such an alternative plan of reorganization would preserve
                                      11
the reallocation of the Legacy Liabilities that is achieved in the Plan, which eliminates legacy tort liability exposure, reduces environmental obligations, and significantly reduces Solutia's exposure with regard to retiree obligations. Additionally, it is possible that third parties may seek and obtain approval to terminate or shorten the exclusivity period during which only Solutia may propose and confirm a plan of reorganization. Finally, Solutia's emergence from bankruptcy is not assured. While we expect to emerge from bankruptcy in the future, there can be no assurance that we will successfully reorganize, or when this reorganization will occur.

THE CHANGE OF CONTROL PRODUCED BY OUR RESTRUCTURING MAY RESULT IN A LIMITATION ON OR LOSS OF NET OPERATING LOSSES FOR FEDERAL INCOME TAX PURPOSES

         Our issuance of common stock in a reorganized Solutia, along with the cancellation of existing equity interests may cause us to undergo an ownership change upon emergence from Chapter 11. As a result, Section 382 of the Internal Revenue Code ("IRC") may apply to limit our use of consolidated net operating losses upon emergence. Additionally, our ability to use any remaining capital loss carryforwards and tax credits may be limited. The annual limitation imposed by the particular provision of Section 382 of the IRC that reorganized Solutia expects to apply to its ownership change generally equals the product of (i) the fair market value of the net equity value of our stock at the time of the ownership change, taking into account the increase in value of the corporation as a result of the surrender or cancellation of creditor's claims in the transaction (rather than the value without taking into account such increases, as is the case under the general rule for non-bankruptcy ownership changes) multiplied by (ii) the long-term tax-exempt rate in effect for the month in which the ownership change occurs. The long-term tax-exempt rate is published monthly by the IRS and is intended to reflect current interest rates on long-term tax-exempt debt obligations. Accordingly, under this rule the Section 382 limitation would generally reflect the increase in the value of reorganized Solutia's stock resulting from the conversion of debt to equity in the proceeding. Section 383 of the IRC applies a similar limitation to a capital loss carryforward and tax credits. Although it is impossible to predict with absolute certainty the net equity value of reorganized Solutia immediately upon emergence from Chapter 11, reorganized Solutia's use of its net operating losses is expected to be substantially limited after an ownership change.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

THE PRICES OF RAW MATERIALS AND ENERGY REQUIRED FOR US TO PRODUCE OUR PRODUCTS ARE VOLATILE AND CANNOT ALWAYS BE PASSED ON TO CUSTOMERS

         We purchase large amounts of commodity raw materials, including natural gas, propylene, cyclohexane and benzene. Temporary shortages of these raw materials and energy sources may occasionally occur. In addition, we typically purchase major requirements for key raw materials under medium-term contracts. Pricing under these contracts may fluctuate as a result of unscheduled plant interruptions, United States and worldwide market conditions and government regulation. Given our competitive markets, it is not always possible to pass all of these increased costs on to our customers. In addition, natural gas prices and other raw material and energy costs are currently more than double the average ten-year levels. Elevated raw material and energy costs could significantly reduce our operating margins in the future.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY THAT INCLUDES COMPETITORS WITH GREATER RESOURCES THAN OURS

         The markets in which we compete are highly competitive. Competition in these markets is based on a number of factors, such as price, product quality and service. Some of our competitors may have greater financial, technological and other resources than we do and may be better able to withstand changes in market conditions. In addition, some of our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than us. Consolidation of our competitors or customers may also adversely affect our businesses. Furthermore, global competition and customer demands for efficiency will continue to make price increases difficult.

WE OPERATE IN CYCLICAL BUSINESS SEGMENTS AND OUR FINANCIAL RESULTS ARE LIKELY TO FLUCTUATE ACCORDINGLY

         We operate in cyclical business segments. Specifically, a substantial portion of our sales are to customers involved, directly or indirectly, in the housing and automotive industries, both of which are, by their nature, cyclical industries. A downturn in either or both of these industries would result in lower demand for our products among customers involved in those industries and a reduced ability to pass on cost increases to those customers.

TURNOVER IN THE SENIOR MANAGEMENT TEAM AND LOSSES OF OTHER KEY PERSONNEL COULD HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND ABILITY TO EMERGE FROM CHAPTER 11

         The services of our senior management team, as well as other key personnel, have been integral in our improving results during the Chapter 11 Cases and will be critical to the implementation of our business strategies going forward and our success. If our emergence from the Chapter 11 Cases is delayed, our financial results diminish, the terms of incentive compensation programs are not adequate or any other adverse events occur in the Chapter 11 Cases, we may have difficulty retaining current senior management and other key personnel and be unable to hire qualified personnel to fill any resulting vacancies, which could have a significant adverse effect on our results of operations and ability to emerge from Chapter 11.

OUR OPERATIONS ARE RESTRICTED BY THE TERMS OF OUR CURRENT CREDIT FACILITIES

         Our current credit facilities include a number of significant restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

o        incur additional debt;

o        make certain investments;

o        enter into certain types of transactions with affiliates;

o        limit dividends or other payments by Solutia and certain subsidiaries;

o        use assets as security in other transactions;

o        pay dividends on our common stock or repurchase our equity interests;

o        sell certain assets or merge with or into other companies;

o        guarantee the debts of others;

o        enter into new lines of business;

o        make capital expenditures;

o        prepay, redeem or exchange our debt;

o        form any joint ventures or subsidiary investments.

         In addition, our current DIP credit facility requires us to periodically meet minimum capital expenditures on a consolidated bases and minimum EBITDA levels on a consolidated basis and for a certain business segment. Our (euro)200 million Facility Agreement requires us to periodically meet leverage ratios, interest coverage ratios, capital expenditures, and cash flow to debt service ratios on a SESA stand alone basis. These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations.

         Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations. If we are unable to obtain any necessary waivers and the debt is accelerated, it would have a material adverse effect on our financial condition and future operating performance.

WE HAVE AND WILL CONTINUE TO HAVE SIGNIFICANT INDEBTEDNESS

         We have and will continue to have a significant amount of indebtedness. Solutia's significant indebtedness could have important consequences, including the following:

         o We will have to dedicate a significant portion of our cash flow to making interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes.

         o Levels of indebtedness may make us less attractive to potential acquirors or acquisition targets.

         o Levels of indebtedness may limit our flexibility to adjust to changing business and market conditions, and make us more vulnerable to downturns in general economic conditions as compared to competitors that may be less leveraged.

         o As described in more detail above, the documents providing for our indebtedness contain restrictive covenants that may limit our financing and operational flexibility.

         Furthermore, our ability to satisfy our debt service obligations will depend, among other things, upon our future operating performance and ability to refinance indebtedness when necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures, pension funding obligations and investments in research and development. In addition, if we need to refinance our debt, obtain additional financing or sell assets or equity, we may not be able to do so on commercially reasonable terms, if at all.

LEGAL PROCEEDINGS, INCLUDING PROCEEDINGS RELATED TO ENVIRONMENTAL OBLIGATIONS, COULD IMPOSE SUBSTANTIAL COSTS ON US

         As a manufacturer of chemical-based materials, we have been subject to various lawsuits involving environmental, hazardous waste, personal injury and product liability claims. We are named in a number of legal proceedings primarily relating to former operations, including claims for personal injury and property damage arising out of releases of or alleged exposure to materials that are classified as hazardous substances under federal environmental law or alleged to be hazardous by plaintiffs. Adverse judgments in these legal proceedings, or the filing of additional environmental or other damage claims against us, may have a negative impact on our future results of operations. Additionally, administrative and legal costs associated with defending or settling large claims, or large numbers of claims, could have a negative impact on our future results of operations. It is possible that the Bankruptcy Court could disagree with our treatment of those claims. It is also possible that third parties, including the U.S. federal government, state regulatory agencies, or others, may challenge the dischargeability of these claims. If these litigation matters or claims are not treated as contemplated in our Plan, as filed, or if the actual costs are materially greater than estimates associated with those claims, it could have a material adverse effect on our financial condition and future operating performance.

THE APPLICABILITY OF NUMEROUS ENVIRONMENTAL LAWS TO OUR MANUFACTURING FACILITIES COULD CAUSE US TO INCUR MATERIAL COSTS AND LIABILITIES

         We are subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Our operations entail the risk of violations of those laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.

         In addition, these requirements and their enforcement may become more stringent in the future. Non-compliance could subject us to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. We may also be required to make significant site or operational modifications at substantial cost. Future developments could also restrict or eliminate our ability to continue to manufacture certain products or could require us to make modifications to our products.

         At any given time, we are involved in litigation, administrative proceedings and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damages and personal injury. We may be required to spend substantial sums to defend or settle these actions, to pay any fines levied against us or satisfy any judgments or other rulings rendered against us.

         Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We may also face liability for violations under environmental laws occurring prior to the date of our acquisition of properties subject thereto. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims as a result of past or future violations of, or liabilities under, environmental laws.

WE HAVE SUBSTANTIAL ENVIRONMENTAL AND REGULATORY COMPLIANCE COSTS

         Due to the nature of our business, we make substantial expenditures for environmental and regulatory compliance. During 2006, we spent approximately $9 million on capital projects for various environmental matters, $60 million for the management of environmental programs, including the operation and maintenance of facilities for environmental control, and $10 million for remediation activities. Monsanto currently funds a number of the environmental remediation sites as required under the Plan. However, if the Plan or any other plan is not approved, we could become responsible for some of the sites previously funded by Monsanto and these unexpected expenses could affect our results of operations and financial condition.

         The substantial amounts that we may be required to spend on environmental capital projects and programs could cause substantial cash outlays and, accordingly, may limit our financial and operating flexibility. In addition, although we believe that we have correctly budgeted and, to the extent appropriate under applicable accounting principles, reserved for these amounts, factors beyond our control may render these budgeted and reserved amounts inadequate. These factors include changing governmental policies and regulations, the commencement of new governmental proceedings or third party litigation regarding environmental remediation, hazardous waste or personal or property damage resulting from environmentally harmful activity, the discovery of unknown conditions and unforeseen problems encountered in environmental remediation programs.

PROBLEMS ENCOUNTERED IN OPERATING OUR PRODUCTION FACILITIES COULD ADVERSELY IMPACT OUR BUSINESS

         Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled down time and environmental hazards. From time to time in the past, we have had incidents that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for workplace injuries and fatalities. We are dependent upon the continued safe operation of our production facilities.

         In addition, some of our products involve the manufacture or handling of a variety of reactive, explosive and flammable materials. Use of these products by our employees, customers and contractors could result in liability to us if an explosion, fire, spill or other accident were to occur.

LABOR DISRUPTIONS WITH THE UNIONIZED PORTION OF OUR WORKFORCE COULD HAVE A NEGATIVE EFFECT

         As of December 31, 2006, approximately 14 percent of our U.S. employees located in the Performance Products business segment were unionized. They are represented by various labor unions with local agreements set to expire between November 2007 and March 2010. While we believe that our relations with our employees are good, we may not be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers' requirements and negatively affect our financial condition.

WE FACE CURRENCY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES

         We generate revenue from export sales, as well as from operations conducted outside the United States. For example, approximately 46 percent of our consolidated sales in 2006 were made into markets outside the United States, including Europe, Canada, Latin America and Asia. Approximately 69 percent of the sales of the Performance Products segment were made into markets outside the United States. Operations outside the United States expose us to risks which would adversely affect our results of operations and financial conditions including fluctuations in currency values, trade restrictions, tariff and trade regulations, foreign tax laws, shipping delays, and economic and political instability.

         The functional currency of each of our non-United States operations is generally the local currency. Exchange rates between some of these currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. It is possible that fluctuations in foreign exchange rates will have a negative effect on our results of operations.

MANY OF OUR PRODUCTS AND MANUFACTURING PROCESSES ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND OUR BUSINESS WILL SUFFER IF WE FAIL TO KEEP PACE

         Many of our products (and their corresponding manufacturing processes) participate in markets that are subject to rapid technological change and new product introductions and enhancements. We must continue to enhance our existing products and to develop and manufacture new products with improved capabilities to continue to be a market leader. We must also continue to make improvements in our manufacturing processes and productivity to maintain our competitive position. When we invest in new technologies, processes or production facilities, we will face risks related to construction delays, cost over-runs and unanticipated technical difficulties related to start-up. Our inability to anticipate, respond to, capitalize on or utilize changing technologies could have an adverse effect on our consolidated results of operations, financial condition and cash flows in any given period.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR SALES AND FINANCIAL PERFORMANCE COULD BE ADVERSELY AFFECTED

         We own a large number of patents that relate to a wide variety of products and processes and have a substantial number of patent applications pending. We own a considerable number of established trademarks in many countries under which we market our products. These patents and trademarks in the aggregate are of material importance to our operations and to our Performance Products and Integrated Nylon segments. Our performance may depend in part on our ability to establish, protect and enforce such intellectual property and to defend against any claims of infringement, which involve complex legal, scientific and factual questions and uncertainties.

         In the future, we may have to rely on litigation to enforce our intellectual property rights and contractual rights. In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we had been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable period of time. If we are unable to obtain licenses on reasonable terms, we may be forced to cease selling or using any of our products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and may be time-consuming. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of some of our resources. Our intellectual property rights may not have the value that we believe them to have, which could result in a competitive disadvantage or adversely affect our business and financial performance.

SIGNIFICANT PAYMENTS MAY BE REQUIRED TO MAINTAIN THE FUNDING OF SOLUTIA'S DOMESTIC QUALIFIED PENSION PLAN

         We maintain a qualified pension plan under which certain of our employees and retirees are entitled to receive benefits. Although we have frozen future benefit accruals under the U.S. pension plan, significant liabilities still remain. In order to fund the pension plan, we have made significant contributions to the pension plan in 2006 amounting to approximately $179 million and will have to fund more going forward. We may be unable to obtain financing to make these pension plan contributions. In addition, even if financing for these contributions is obtained, the funding obligations and the carrying costs of debt incurred to fund the obligations could have a significant adverse effect on our results of operations.

         In addition, we are party to certain litigation with respect to our domestic pension plan as more fully described in Part I, Item 3 - Legal Proceedings. It is not known what funding liabilities may be required of Solutia under the Employee Retirement Income Security Act (ERISA) 26 U.S.C. ss. 412, 29 U.S.C. ss. 1082 and any other applicable law if a judgment is entered against our pension plan in this litigation, given that we are the sponsor of the Solutia Pension Plan. If a final judgment is entered against the Solutia pension plan, the liability resulting from such judgment could have a material adverse effect on our financial results and continuing operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2. PROPERTIES

         Solutia's general offices are located in St. Louis County, Missouri, on land owned by Solutia in a facility which is the subject of a synthetic lease (see Note 11 to the accompanying consolidated financial statements). Solutia's principal European offices are located in Louvain-la-Neuve, Belgium, on land leased from the University of Louvain. Information about Solutia's major manufacturing locations worldwide and segments that used these locations on February 1, 2007, appears under "Segments; Principal Products" in Item 1 of this report and is incorporated here by reference.

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

         Monsanto and Solutia have operating agreements with respect to each of the two Monsanto facilities listed above and with respect to Solutia's Chocolate Bayou facility in Alvin, Texas and its facility in Ghent, Belgium. Under these operating agreements, Solutia is the guest at the facility and Monsanto is the operator of the facility, except at the Alvin, Texas and Ghent facilities at which Monsanto is the guest and Solutia is the operator. The initial term of each of the operating agreements has 11 years remaining. After the initial term, the operating agreements continue indefinitely unless either party terminates on at least 24 months' prior written notice. Each of the operating agreements also provides that, under certain circumstances, either the operator or the guest may terminate the operating agreement before the expiration of its initial term. Solutia operates several facilities for other third parties on its sites, principally within the Alvin, Texas; Sauget, Illinois; Pensacola, Florida; Newport, Wales (U.K.); and Springfield, Massachusetts sites under long-term lease and operating agreements.

         Mortgages on Solutia's plants at the following locations constitute a portion of the collateral securing Solutia's DIP credit facility: Decatur, Alabama; Springfield, Massachusetts; Trenton, Michigan; Greenwood, South Carolina; Alvin (Chocolate Bayou), Texas; Pensacola, Florida; and Martinsville, Virginia. The holders of Solutia's 11.25 percent Senior Secured Notes due 2009 hold second mortgages on each of these plants. Holders of SESA's (euro)200 million Facility Agreement hold mortgages on Solutia's facilities in Ghent, Belgium and Louvain-la-Neuve, Belgium.

         As a result of the Chapter 11 filing, Solutia has received notices of mechanics' liens from a number of contractors seeking payment of pre-petition claims. While contractors are permitted to take certain actions required to perfect their liens after the commencement of the Chapter 11 case, such as filing written notice, the automatic stay under Section 362 of the U.S. Bankruptcy Code prevents them from taking any further action to enforce a lien against Solutia's property unless they obtain court approval to lift the stay for that purpose, and Solutia does not expect the filing of these mechanics' liens to have any adverse effect on the operation of Solutia's plants.

ITEM 3. LEGAL PROCEEDINGS

         Because of the size and nature of Solutia's business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 bankruptcy case. The estimated unsecured claim amount was classified as a liability subject to compromise as of December 31, 2006 and December 31, 2005 in the amount of $111 million and $136 million, respectively.

         Monsanto also indemnified Pharmacia with respect to a number of legal proceedings described in Solutia's 2003 Form 10-K/A in which Solutia was a named defendant or was defending solely due to its Pharmacia related indemnification obligations referred to above. Solutia is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, Solutia has ceased reporting on the status of those legal proceedings. The legal proceedings which are in this category are (i) Owens v. Monsanto; (ii)
                                                     -----------------
Payton v. Monsanto; (iii) other Anniston cases; and (iv) premises based
------------------
asbestos litigation. Legal proceeding activities are currently being funded by Monsanto for these matters. Monsanto's funding of these legal activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's bankruptcy case.

         Following is a summary of legal proceedings that Solutia or its equity affiliate continue to manage that, if resolved unfavorably, could have a material adverse effect on Solutia's results of operation and financial position.

LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE
----------------------------------------------

JPMORGAN ADVERSARY PROCEEDING

         On May 27, 2005, JPMorgan, as indenture trustee for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding against Solutia in Solutia's bankruptcy case. In the proceeding, JPMorgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged security interests lacked adequate protection. The proceeding relates to Solutia's 2002 and 2003 refinancings of its credit facilities. When Solutia refinanced its credit facilities in 2002, the 2027 and 2037 Debentures obtained a pro rata secured interest in certain of Solutia's assets as a result of the application of the "equal and ratable" provisions of the Prepetition Indenture. On October 8, 2003, Solutia restructured its credit facilities, reduced its outstanding secured indebtedness below the threshold level that initially triggered the "equal and ratable" provisions of the Prepetition Indenture and, as a result, the 2027 and 2037 Debentures returned to their original unsecured status. JPMorgan alleges that the October 8, 2003 refinancing had no effect on the security interests and liens that were created in 2002, and argues further that, even if it did, those liens should be reinstated as a matter of equity. The Unsecured Creditors' Committee and the Ad Hoc Solutia Trade Claims Committee have intervened in the proceeding in support of Solutia and the Ad Hoc Committee of Solutia Noteholders has intervened in the proceeding in support of JPMorgan.

         Trial concluded on July 10, 2006. Post-trial briefs were submitted by the parties in August 2006. The Bankruptcy Court has not made a ruling.

EQUITY COMMITTEE ADVERSARY PROCEEDING AGAINST MONSANTO AND PHARMACIA

         On March 7, 2005, the Equity Committee in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and objections to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case. Solutia was not named as a defendant. In its complaint, the Equity Committee seeks to avoid certain obligations assumed by Solutia at the time of its spinoff from Pharmacia. The complaint alleges, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. Pharmacia and Monsanto filed a motion to dismiss the complaint or, in the alternative, to stay the adversary proceeding. On August 4, 2005, the Debtors filed with the Bankruptcy Court their Statement and Reservation of Rights in Response to the complaint and Objection to Claims, in which the Debtors expressed their view that the issues and disputes raised in the complaint would be resolved through the Plan confirmation process. During a hearing held on April 11, 2006, the Bankruptcy Court issued a bench ruling denying Pharmacia and Monsanto's motion to dismiss the complaint. The Ad Hoc Committee of Solutia Noteholders and the Ad Hoc Solutia Trade Claims Committee have intervened in this adversary proceeding in support of the Equity Committee. Solutia and the Unsecured Creditors' Committee have intervened in this adversary proceeding as neutral parties due to the importance of this proceeding with respect to Solutia's bankruptcy case. On September 14, 2006, the Court ruled that while the Equity Committee did not have standing to pursue these claims on behalf of the Debtors, it had standing to pursue its own objections to the claims of Monsanto and Pharmacia. This matter was submitted to mediation but the parties were unable to reach a consensual resolution. The adversary proceeding has been stayed indefinitely by the parties, subject to certain rights of the parties to recommence such proceeding.

LEGAL PROCEEDINGS OUTSIDE SOLUTIA'S BANKRUPTCY CASE
---------------------------------------------------

ANNISTON PARTIAL CONSENT DECREE

         On August 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Partial Consent Decree in an action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if PCBs are at a level of 1 part per million (ppm) or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the Environmental Protection Agency ("EPA") of a cleanup remedy for the Anniston, Alabama PCB site, and to pay EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 million to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston.

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

         On May 25, 2006 the Supreme Court of Pennsylvania issued its ruling on the appeal in this case, reversing in whole and remanding in part the decision of the trial court against Pharmacia. As a result of this ruling, the $20 million letter of credit that Solutia had committed to partially secure the appeal bond was released. With the release of the bond, Solutia recognized a gain in its Consolidated Statement of Operations during the second quarter 2006 from the reversal of a significant portion of the existing litigation reserve with respect to this matter.

FLEXSYS RELATED LITIGATION

         Since 2002, antitrust authorities in the United States, Europe and Canada are continuing to investigate past commercial practices in the rubber chemicals industry including the practices of Flexsys, Solutia's joint venture with Akzo Nobel. The European Commission issued its findings from its investigation in 2005, without levying any fines against Flexsys. Investigations regarding the industry may still be on-going in the United States and Canada, but to date, no findings have been made against Flexsys in either country.

         In addition, a number of purported civil class actions have been filed against Flexsys and other producers of rubber chemicals on behalf of indirect purchasers of rubber chemical products. Solutia is aware of a series of these purported class actions which had been filed against Flexsys in various state courts in the United States and in at least four courts in Canada. Except for two cases pending in the United States, all of the remaining cases have been dismissed, or are currently subject to tentative settlements.

CASH BALANCE PLAN LITIGATION

         Davis v. Solutia Inc. Employees' Pension Plan; Hammond, et al. v.
         -----------------------------------------------------------------
Solutia Inc. Employees' Pension Plan. Since October 2005, current or former
------------------------------------
participants in the Solutia Inc. Employees' Pension Plan (the "Pension Plan") have filed three class actions alleging that the Pension Plan is discriminatory based upon age and that the lump sum values of individual account balances in the Pension Plan have been, and continue to be, miscalculated. None of the Debtors, and no individual or entity other than the Pension Plan, has been named as a defendant in any of these cases. Two of these cases, captioned Davis, et al. v. Solutia, Inc. Employees' Pension Plan and Hammond, et al. v. Solutia, Inc. Employees' Pension Plan, are still pending in the Southern District of Illinois against Monsanto Company and Monsanto Company Pension Plan (Walker et al. v. The Monsanto Pension Plan, et al.) and Pharmacia Cash Balance Pension Plan, Pharmacia Corporation, Pharmacia and Upjohn, Inc., and Pfizer Inc. (Donaldson v. Pharmacia Cash Balance Pension Plan, et al.). The plaintiffs in the Pension Plan cases sought to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Pension Plan.

         A Consolidated Class Action Complaint (the "Complaint") was filed by all of the plaintiffs in the consolidated case on September 4, 2006. The plaintiffs in the Complaint alleged three separate causes of action against the Pension Plan: (1) the Pension Plan violates ERISA by terminating interest credits on prior plan accounts at the age of 55; (2) the Pension Plan is improperly backloaded in violation of ERISA; and (3) the Pension Plan is discriminatory on the basis of age.

         Motions for class certification were filed in late 2006 by the plaintiffs against each of the defendants. With respect to the Pension Plan, plaintiffs moved to certify a class only on their first claim: i.e., that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55. Briefing on the class certification motions was completed in January 2007 and the motion is still pending before the court.

OTHER LEGAL PROCEEDINGS
-----------------------

         Dickerson V. Feldman. On October 7, 2004, a purported class action
         --------------------
captioned Dickerson v. Feldman; et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleged breach of fiduciary duty under ERISA and sought to recover alleged losses to the Solutia Inc. Savings and Investment Plan ("SIP Plan") during the period December 16, 1998 to the date the action was filed. The investment of SIP Plan assets in Solutia's common stock is alleged to have been imprudent because of the risks and liabilities related to Solutia's legacy environmental and litigation liabilities and because of Flexsys' alleged involvement in the matters described above under "Flexsys Related Litigation." The action sought monetary payment to the SIP Plan to recover the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 million against Solutia in the Bankruptcy Court.

         On March 30, 2006, the District Court granted the defendants' motion to dismiss on grounds that the Dickerson plaintiffs lacked standing to sue and that the complaint failed to state a claim on which relief could be granted. The dismissal of Dickerson's cause of action resulted in dismissal of the entire purported class action, including claims asserted on behalf of the unnamed purported class members. On April 3, 2006, Dickerson filed an appeal of this dismissal with the United States Court of Appeals for the Second Circuit. The parties have fully briefed the appeal, and oral arguments are expected to be held in mid 2007.

         Solutia Inc. v. FMC Corporation. On October 14, 2003, Solutia filed
         -------------------------------
an action captioned Solutia Inc. v. FMC Corporation ("FMC") in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology provided by FMC to Astaris, the 50/50 joint venture formed by Solutia and FMC. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against FMC in the Bankruptcy Court. FMC filed with the Bankruptcy Court a motion to withdraw the reference. The motion was granted, and, as a result, the matter is now pending in the U.S. District Court for the Southern District of New York. FMC did not allege a counterclaim against Solutia or Astaris.

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

         The parties have completed all fact discovery and submitted cross motions for Summary Judgment. On July 31, 2006, the District Court entered its Memorandum Opinion and Order on the Motions. It granted portions of FMC's Motion for Summary Judgment by ruling that Solutia cannot attempt to establish its breach of fiduciary duty claim by maintaining that the parties were in a joint venture or had a special relationship prior to April 2000. The District Court, however, denied FMC's Motion for Summary Judgment on the breach of fiduciary duty claim and held that Solutia will be permitted to prove at trial that FMC had special knowledge concerning its technology which can give rise to a fiduciary duty. The District Court further overruled the parties' Motion for Summary Judgment on the remaining claims. The District Court ruled Solutia may still be entitled to punitive damages in addition to its claims for out-of-pocket and lost profit damages.

         A bench trial on the four claims noted above is scheduled to begin in April 2007.

         Ferro Antitrust Investigation. Competition authorities in Belgium and
         -----------------------------
several other European countries are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates ("BBP"). One of the BBP producers under investigation by the Belgian Competition Authority ("BCA") is Ferro Belgium sprl, a European subsidiary of Ferro Corporation ("Ferro"). Ferro's BBP business in Europe was purchased from Solutia in 2000. Solutia received an indemnification notice from Ferro and has exercised its right, pursuant to the purchase agreement relating to Ferro's acquisition of the BBP business from Solutia, to assume and control the defense of Ferro in proceedings relating to these investigations. On July 7, 2005, the BCA Examiner issued a Statement of Objections regarding its BBP investigation in which SESA, a European non-Debtor subsidiary of Solutia, along with Ferro Belgium sprl and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000. SESA's written comments to the Statement of Objections were submitted on August 31, 2005 and presented at an oral hearing before the BCA on September 6, 2005. The Examiner submitted its

Reasoned Report to the BCA on December 22, 2005. Solutia is not named as a party under investigation in the Reasoned Report. SESA will have an opportunity to submit comments to the BCA on the Reasoned Report in writing and at a subsequent oral hearing on a date that has not yet been determined by the BCA. Solutia and SESA are fully cooperating with the BCA in this investigation.

         Department of Labor Investigation of Solutia Inc. Savings and
         -------------------------------------------------------------
Investment Plan. Solutia was contacted in 2005 by the Department of Labor
---------------
("DOL"), through the Employee Benefits Security Administration, informing Solutia that it wanted to conduct an investigation of Solutia's SIP Plan. Solutia fully cooperated with the DOL throughout the investigation.

         On December 6, 2006, the DOL issued a letter stating that, based on facts gathered, it appeared that Solutia, through its fiduciaries, breached its fiduciary obligations and violated provisions of ERISA with respect to the SIP Plan. Specifically, the DOL stated that it found no evidence that: (1) the Pension and Savings Funds Committee ("PSFC") sufficiently monitored the Solutia Stock Fund option within the SIP Plan to determine if the Solutia Stock Fund continued to be a prudent investment for the SIP Plan prior to December 15, 2003; and (2) the Solutia Board of Directors, CEO, and PSFC, prior to
December 15, 2003, adequately monitored the SIP Plan fiduciaries, including the PSFC, the Employee Benefits Plan Committee, and the Northern Trust Company of Connecticut. The DOL did not assert in its letter that the SIP Plan or its participants had been harmed by these alleged breaches. Further, the DOL did not find that the offering of the Solutia Stock Fund as an investment option in the SIP Plan was itself a violation of ERISA, or that it caused any participant to suffer investment losses. Further, the DOL did not assert any monetary fines or penalties against the Company based on its findings to date. The DOL stated in the letter that its findings were subject to the possibility that additional information could lead the DOL to revise its views.

         The DOL did not choose to file suit against the Solutia fiduciaries, instead offering Solutia the opportunity to voluntarily discuss how the alleged violations may be corrected. Solutia has submitted additional information to the DOL to support the Company's request for reconsideration of the DOL's findings.

         Solutia Canada Inc. v. INEOS Americas LLC. Solutia Canada Inc.
         -----------------------------------------
("Solutia Canada") filed suit in Quebec Court in December 2006, alleging breach of contract by INEOS Americas LLC ("INEOS"). In late 2002, Solutia negotiated a Stock and Asset Sale Agreement for the sale of its Resimenes & Additives business to UCB S.A ("UCB"). As part of this agreement, Solutia agreed to exclude the LaSalle assets from the agreement and entered into the LaSalle Toll Agreement ("LTA") with UCB. The LTA passed through all the benefits and risks of ownership of the LaSalle operations to UCB, other than pre-closing environmental liabilities. In the LTA, Solutia Canada agreed to operate its LaSalle Plant for the benefit of UCB and to provide all the necessary services to convert UCB's raw materials on a cost-neutral basis. Thus, UCB would pay Solutia Canada for all of its actual, direct and indirect costs incurred in connection with the performance or supply of services under the LTA or in holding itself ready to perform or supply those services. In the years after its execution, the LTA was assigned by UCB to Cytec Industries, Inc., then to INEOS.

         On January 31, 2006, INEOS notified Solutia Canada of its intention to terminate the LTA as of January 31, 2008, in compliance with the terms of the LTA. INEOS' decision to terminate the LTA will likely trigger the shutdown of all activities at the LaSalle Plant, resulting in termination costs recoverable by Solutia Canada against INEOS. Solutia Canada estimates that the overall termination costs associated with the termination of the LTA and the shutdown of the LaSalle Plant will total approximately $31 million (CAD). Solutia Canada provided INEOS with an estimate of the expected termination costs prior to the notice of termination. INEOS has disputed the overall amount of Solutia Canada's termination costs.

         Under the detailed dispute resolution procedures in the LTA, Solutia Canada and INEOS were required to engage in negotiation and other means of dispute resolution prior to filing any litigation. In compliance with these obligations, Solutia Canada and INEOS negotiated extensively throughout 2006 to reach a resolution regarding the termination costs, but were unsuccessful. After the period for mandatory alternative dispute resolution expired, Solutia filed suit against INEOS in Quebec Court on December 8, 2006, for breach of the LTA with respect to termination costs. The case is pending.

         Texas Commission on Environmental Quality Administrative Enforcement
         --------------------------------------------------------------------
Proceeding. On August 11, 2006, the Executive Director of the Texas Commission
----------
on Environmental Quality commenced an administrative enforcement proceeding against Solutia by filing a petition with the Texas Commission on Environmental Quality. The petition alleges certain violations of the State of Texas air quality program. The Executive Director requests that an administrative penalty, the amount of which is immaterial, be assessed and that Solutia undertake corrective actions to ensure compliance with the Texas Health and Safety Code and the rules of the Commission in connection with alleged self-reported unauthorized emission events and deviations of air permits. Solutia answered the petition on September 1, 2006, asserted affirmative defenses and requested a contested enforcement case hearing. Solutia and the Commission have agreed to settle and are negotiating settlement terms. The hearing date has been continued pending settlement.

For information about certain environmental proceedings involving Solutia, see "Environmental Matters" on page 41.

RISK MANAGEMENT

         Solutia has evaluated risk retention and insurance levels for product liability, workplace health and safety, property damage and other potential areas of risk. Solutia's management determines the amount of insurance coverage to acquire from unaffiliated companies and the appropriate amount of risk to retain and/or co-insure based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk that Solutia has retained are consistent with those of other companies in the chemical industry. Solutia shares certain of these policies with Pharmacia. There can be no assurance that Solutia will not incur losses beyond the limits, or outside the coverage, of its insurance. For additional information, see "Self-Insurance" on page 30.

         Solutia will continue to devote significant effort to maintaining and improving safety and internal control programs, which reduce its exposure to certain risks. Solutia actively participates in the safety and health Voluntary Protection Program ("VPP") administered by the Occupational Safety and Health Administration ("OSHA") for most sites in the United States, and implements the program at most sites outside the United States.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Solutia did not submit any matters to its security holders during 2006.

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

         The following table shows the high and low sales prices for Solutia's common stock for each quarter during 2006 and 2005 as quoted on the Pink Sheets Quotation Service or the OTC Bulletin Board, as applicable.

---------------------------------------------------------------------------------------------
2006                     HIGH          LOW         2005              HIGH        LOW
---------------------------------------------------------------------------------------------
First Quarter            $0.50         $0.28       First Quarter     $1.69       $0.63
---------------------------------------------------------------------------------------------
Second Quarter            0.50          0.35       Second Quarter     1.37        0.33
---------------------------------------------------------------------------------------------
Third Quarter             0.52          0.33       Third Quarter      0.86        0.53
---------------------------------------------------------------------------------------------
Fourth Quarter            0.75          0.39       Fourth Quarter     0.70        0.34
---------------------------------------------------------------------------------------------

         On February 28, 2007, Solutia had 28,890 registered shareholders.

         No dividends were paid in 2006 or 2005. Solutia is currently prohibited by both the U.S. Bankruptcy Code and the DIP credit facility from paying dividends to shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

------------------------------------------------------------------------------------------------------------------
(Dollars and shares in millions, except
per share amounts)
                                               2006           2005           2004            2003           2002
                                               ----           ----           ----            ----           ----
OPERATING RESULTS:
------------------
NET SALES                                    $2,905          $2,759        $2,637          $2,379         $2,243
GROSS PROFIT                                    381             322           221              83            353
    As percent of net sales                      13%             12%            8%              3%            16%
MARKETING, ADMINISTRATIVE, AND
    TECHNOLOGICAL EXPENSES                      278             273           279             339            310
    As percent of net sales                      10%             10%           11%             14%            14%
OPERATING INCOME (LOSS)(1)                      102              48           (59)           (259)            42
    As percent of net sales                       4%              2%           (2)%           (11)%            2%
INCOME (LOSS) BEFORE TAXES                      (29)             19          (286)           (502)           (15)
INCOME (LOSS) FROM CONTINUING
    OPERATIONS (2)                              (47)              7          (284)           (900)            (5)
INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, NET OF TAX                        58               4           (32)            (82)            21
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF TAX              --              (3)           --              (5)          (167)
NET INCOME (LOSS)                                11               8          (316)           (987)          (151)

PER SHARE DATA:
---------------
BASIC AND DILUTED EARNINGS (LOSS) PER
   SHARE  FROM CONTINUING OPERATIONS (2)     $(0.45)          $0.07        $(2.72)         $(8.60)        $(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING -
   BASIC AND DILUTED                          104.5           104.5         104.5           104.6          104.7
DIVIDENDS PER SHARE                              --              --            --              --           0.04
COMMON STOCK PRICE:
   HIGH                                        0.75            1.69          1.39            4.89          13.20
   LOW                                         0.28            0.33          0.15            0.23           2.81
   CLOSE                                       0.75            0.45          1.17            0.37           3.63

FINANCIAL POSITION - CONTINUING OPERATIONS:
-------------------------------------------
TOTAL ASSETS                                $ 2,055         $ 1,915       $ 1,995         $ 2,339        $ 2,512
LIABILITIES NOT SUBJECT TO COMPROMISE         1,622           1,236         1,306           1,320          3,388
LIABILITIES SUBJECT TO COMPROMISE             1,849           2,176         2,187           2,220             --
LONG-TERM DEBT (3)                              210             247           285             294            839
SHAREHOLDERS' DEFICIT                        (1,417)         (1,454)       (1,444)         (1,125)          (249)

OTHER DATA FROM CONTINUING OPERATIONS:
--------------------------------------
WORKING CAPITAL (4)                         $  (275)        $    (5)      $    (7)        $    57        $  (270)
INTEREST EXPENSE (5)                            104              84           113             119             82
INCOME TAX EXPENSE (BENEFIT) (6)                 18              12            (2)            398            (10)
DEPRECIATION AND AMORTIZATION                   111             111           120             127            125
CAPITAL EXPENDITURES                            106              77            51              72             51
EMPLOYEES (YEAR-END)                          5,100           5,400         5,700           6,300          7,300
------------------------------------------------------------------------------------------------------------------

(1) Operating income (loss) includes net restructuring (gains)/charges and other items of ($7 million) in 2006, $14 million in 2005, $62 million in 2004, $228 million in 2003 and $22 million in 2002.

(2) Income (loss) from continuing operations includes net restructuring charges and other (gains)/charges of $3 million, or ($0.03) per share in 2006, ($37) million, or ($0.35) per share in 2005, $146 million, or $1.40 per share in 2004, $793 million, or $7.58 per share in 2003, and $15 million, or $0.14 per share in 2002.

(3) Long-term debt excludes $668 million as of December 31, 2006, 2005 and 2004 and $625 million as of December 31, 2003 of debt classified as subject to compromise in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as a result of Solutia's Chapter 11 bankruptcy filing in 2003.

(4) Working capital is defined as total current assets less total current liabilities.

(5) Interest expense includes the write-off of debt issuance costs of $8 million in 2006, $25 million in 2004 and $14 million in 2003 due to the early refinancing of the underlying debt facilities.

(6) Income tax expense (benefit) includes an increase in valuation allowances of $24 million in 2006, $12 million in 2005, $108 million in 2004, and $542 million in 2003.

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

OVERVIEW

         Solutia's reportable segments and their major products are as follows:

PERFORMANCE PRODUCTS
--------------------

SAFLEX(R) plastic interlayers

LLUMAR(R), VISTA(R), GILA(R) and FORMULA ONE PERFORMANCE AUTOMOTIVE FILM(R) professional and retail window films

THERMINOL(R) heat transfer fluids

DEQUEST(R) water treatment chemicals

SKYDROL(R) aviation hydraulic fluids and SKYKLEEN(R) brand of aviation solvents

ASTROTURF(R), CLEAN MACHINE(R) and CLEAR PASS(TM) entrance matting and automotive spray suppression flaps

INTEGRATED NYLON
----------------

Nylon intermediate "building block" chemicals

Nylon polymers, including VYDYNE(R) and ASCEND(R)

Carpet fibers, including the WEAR-DATED(R) and ULTRON(R) brands

Industrial nylon fibers

         Solutia evaluates the performance of its reportable segments based on segment profit, defined as earnings before interest expense and income taxes ("EBIT"), which includes marketing, administrative, technological and amortization expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment. Certain expenses and other items that are managed outside of the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings from affiliates, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment. There were no inter-segment sales in the periods presented below. See Note 22 to the consolidated financial statements for further information.

Summary of Significant 2006 Events

Senior Management Changes
-------------------------

         Solutia has continued to restructure its senior management team during 2006. In January 2006, Kent Davies joined Solutia as Senior Vice President and President, CPFilms. Mr. Davies leads Solutia's CPFilms business with responsibility for all commercial, operational and strategic aspects of the business. On February 22, 2006, Jeffry N. Quinn, Solutia's President and Chief Executive Officer, was elected by the board of directors as Chairman of the Board of Solutia. In connection with Mr. Quinn's election as Chairman of the Board, Paul H. Hatfield was named as the lead non-employee director.

Reorganization Strategy
-----------------------

         In 2006, Solutia continued its stated reorganization strategy with a focus on the principal objectives of (i) managing the businesses to enhance Solutia's performance; (ii) making changes to Solutia's asset portfolio to maximize the value of the estate; (iii) achieving reallocation of "legacy liabilities"; and (iv) negotiating an appropriate capital structure. Solutia took steps in 2006 to enhance its financial performance including using the tools of Chapter 11 and making changes to its asset portfolio, as explained below. Solutia also continues to pursue a reallocation of legacy liabilities in the Chapter 11 proceeding through negotiations with the other constituents in the Chapter 11 case. Solutia continues to work to establish a proper capital structure upon emergence from Chapter 11. However, as a result of the numerous uncertainties and complexities inherent in Solutia's Chapter 11 proceedings, its ability and timing of emergence from Chapter 11 are subject to significant uncertainty.

         PERFORMANCE ENHANCEMENT

         Solutia benefited in 2006 from several actions implemented earlier in the Chapter 11 reorganization process designed to enhance its performance. These included implementing significant general and administrative expense reductions; increasing performance-based compensation and benefits programs; making key senior management changes; initiating a cost reduction program at Solutia's operating sites focused on actions such as lean manufacturing techniques, yield improvement, maintenance savings and utilities optimization; and implementing an enterprise-wide procurement effort.

         Solutia amended its DIP credit facility on March 17, 2006 with Bankruptcy Court approval. This amendment, among other things, (i) increased the DIP credit facility from $525 million to $825 million; (ii) extended the term of the DIP credit facility from June 19, 2006 to March 31, 2007; and
(iii) decreased the interest rate on the term loan component of the DIP credit facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points.

         On July 26, 2006, Solutia's indirect 100% owned subsidiary Solutia Services International S.C.A./Comm. V.A. ("SSI"), a subsidiary of SESA, entered into a (euro)200 million Facility Agreement (the "Facility Agreement") that closed on August 1, 2006. SESA used the proceeds from the Facility Agreement to refinance all of its (euro)200 million of 10 percent Euronotes due 2008 (the "Euronotes") on August 1, 2006. The refinancing significantly reduced the fixed interest rate of 10 percent to a lower adjustable rate structure of EURIBOR plus 275 basis points, which was 6.31 percent at December 31, 2006.

         Solutia expects that both of these refinancings will provide greater flexibility in executing Solutia's reorganization strategy along with significant interest savings.

         A key element of Solutia's reorganization strategy is a significantly more proactive commercial approach, one that recognizes that the long-term success of its customers requires a strong and dependable supplier. This new commercial perspective strives for a true partnership and is not based on the premise that the suppliers subsidize investments in materials, technology or people. Solutia's commercial approach has better managed with customers the risk of movements in the oil and energy markets, in some cases via formula pricing, to ensure the value chain remains connected to key raw material and energy cost inputs. Solutia intends to ensure the long term success of our customers by pricing its products adequately to fund customer-driven technology and innovation resulting in a stream of highly innovative and unique products and services. This commercial approach benefited the Company significantly in 2006, as the Company was able to expand operating margins, even though raw materials were approximately $91 million higher than 2005.

         PORTFOLIO EVALUATION

         Solutia's stated strategy is to build a portfolio of high-potential businesses that can consistently deliver returns in excess of Solutia's cost of capital. As part of this strategy, Solutia made several changes to re-shape its asset portfolio in 2006. On March 1, 2006, pursuant to a stock purchase agreement among Solutia, Vitro and Vitro Plan, a wholly-owned subsidiary of Vitro, Solutia acquired Vitro Plan's 51 percent stake in Quimica (originally formed in 1996 as a joint venture between Vitro, Vitro Plan, and Monsanto) for approximately $20 million in cash. As a result of this acquisition, Solutia became the sole owner of Quimica and its plastic interlayer plant located in Puebla, Mexico.

         In addition, SESA sold its pharmaceutical services business to Dishman Pharmaceuticals and Chemicals Ltd. ("Dishman") pursuant to a Stock and Asset Purchase Agreement on August 22, 2006. Under the terms of the agreement, Dishman purchased 100 percent of the stock of the pharmaceutical services business, for $77 million.

         On February 27, 2007, Solutia reached a definitive agreement to purchase Akzo Nobel's stake in the Flexsys joint venture. Solutia and Akzo Nobel have entered into a letter agreement committing the parties to execute the definitive agreement upon completion of consultation with Dutch employee works council representatives. The proposed transaction is subject to approval by the United States Bankruptcy Court, receipt of required regulatory approvals, finalizing the definitive purchase agreement for Akzo Nobel's Crystex manufacturing operations in Japan and the fulfillment of other customary closing conditions. Solutia will fund the purchase via $150 million of funding under the January 2007 amended DIP credit facility and additional funding through Flexsys.

         In addition, Solutia continues to evaluate its options, including potential sales, with respect to certain of its non-core businesses and assets in order to maximize the value of such non-core assets for stakeholders.

         REALLOCATION OF LEGACY LIABILITIES

         The Plan and Disclosure Statement provide for, among other things, the reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and sets forth the treatment that various constituencies in the Chapter 11 Cases would receive under the Plan. See Note 1 to the accompanying consolidated financial statements for further description of the Plan and Disclosure Statement, as well as a summary of developments in Solutia's ongoing Chapter 11 bankruptcy case.

         Summary Results of Operations

         The discussion below and accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

         Net sales and operating income (loss) of Solutia are as follows for the years ended December 31:

----------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                                2006        2005        2004
                                                                                     ----        ----        ----

Net Sales....................................................................       $2,905      $2,759      $2,637
                                                                                    ======      ======      ======

Operating Income (Loss):
    Performance Products Segment Profit (a)..................................       $  133      $  126      $   89
    Integrated Nylon Segment Profit (Loss) (a)...............................            9         (26)        (59)
         Add: Corporate Expenses.............................................          (45)        (64)        (89)
         Add: Equity (Earnings) Loss from Affiliates, Other (Income) Expense,
         and Reorganization Items, net included in Segment Profit (Loss).....            5          12          --
                                                                                    ------      ------      ------

Operating Income (Loss)......................................................       $  102      $   48      $  (59)
                                                                                    ======      ======      ======
Gains (Charges) included in Operating Income (Loss)..........................       $    7      $  (14)     $  (62)
                                                                                    ======      ======      ======

----------------------------------------------------------------------------------------------------------------------

(a) See Note 22 to the accompanying consolidated financial statements for description of the computation of operating segment profit (loss).

         The $146 million, or 5 percent, increase in net sales in 2006 reflects higher average selling prices of approximately 6 percent, partially offset by lower sales volumes of approximately 1 percent. Solutia's net sales for 2005 increased by $122 million, or 5 percent, as compared to 2004. This increase in net sales reflected higher average selling prices of approximately 11 percent, partially offset by lower sales volumes of approximately 6 percent.

         As indicated in the preceding table, operating results for each year were affected by various charges which are described in greater detail in the "Results of Operations" section below. Operating income improved by $54 million in 2006 as compared to 2005 primarily as a result of higher net sales and controlled spending, partially offset by higher overall raw material and energy costs of $91 million. The 2005 results as compared to the 2004 results improved by $107 million, primarily as a result of higher net sales and controlled spending, partially offset by higher raw material and energy costs of $220 million.

Financial Information
---------------------

         Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the year-ended December 31, 2006 is presented as follows:


                                                  Solutia and      Subsidiaries                  Solutia and
                                                Subsidiaries in       not in                     Subsidiaries
                                                 Reorganization   Reorganization   Eliminations  Consolidated
                                                 --------------   --------------   ------------  ------------

Net sales.................................          $ 2,388           $  975         $ (458)       $ 2,905
Operating income..........................               13               65             24            102
Net income................................               11               85            (85)            11

Total assets..............................            1,763              849           (557)         2,055
Liabilities not subject to compromise.....            1,217              470            (64)         1,623
Liabilities subject to compromise.........            1,963               --           (114)         1,849
Total shareholders' equity (deficit)......           (1,417)             379           (379)        (1,417)


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

         These estimates are critical because Solutia must forecast environmental remediation activity into the future, which is highly uncertain and requires a large degree of judgment. Therefore, the environmental reserves may materially differ from the actual liabilities if Solutia's estimates prove to be inaccurate, which could materially affect results of operations in a given period. Uncertainties related to recorded environmental liabilities include changing governmental policy and regulations, judicial proceedings, the number and financial viability of other potentially responsible parties, the method and extent of remediation and future changes in technology. Because of these uncertainties, the potential liability for existing environmental remediation reserves not subject to compromise may range up to two times the amounts recorded. These valuations of future environmental costs do not contemplate the uncertainties inherent in Solutia's bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future environmental costs cannot be reasonably determined at this time. Due to these uncertainties, certain of the environmental liabilities have been classified as subject to compromise in the Consolidated Statement of Financial Position as of December 31, 2006, and have been excluded from the aforementioned range of possible outcomes of existing environmental remediation reserves. The potential liability for existing environmental remediation reserves classified as subject to compromise, if ultimately retained by Solutia as part of an accepted plan of reorganization, could be materially different than amounts recorded. The estimate for environmental liabilities is a critical accounting estimate for both reportable segments.

         Self-Insurance

         Solutia maintains self-insurance reserves to cover its estimated future legal costs, settlements and judgments related to workers' compensation, product, general, automobile and operations liability claims that are less than policy deductible amounts or not covered by insurance. Self-insured losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry, Solutia's historical experience and certain case-specific reserves as required, including estimated legal costs. The maximum extent of the self-insurance provided by Solutia and related insurance recoveries are dependent upon a number of factors including the facts and circumstances of individual cases and the terms and conditions of the commercial policies. Solutia has purchased commercial insurance in order to reduce its exposure to workers' compensation, product, general, automobile and property liability claims. Policies for periods prior to the Solutia Spinoff are shared with Pharmacia. This insurance has varying policy limits and deductibles. When recovery from an insurance policy is considered probable, a receivable is recorded. Self-insurance reserve estimates are critical because changes to the actuarial assumptions used in the development of these reserves can materially affect earnings in a given period and Solutia must forecast loss activity into the distant future which is highly uncertain and requires a large degree of judgment.

         Actuarial reserve indications are projections of the remaining future payments for workers' compensation, product, general, automobile and operations liability claims for which Solutia is legally responsible. These projections are made in the context of an uncertain future where variations between estimated and actual amounts are attributable to many factors, including changes in operations, changes in judicial environments, shifts in the types or timing of the reporting of claims, changes in the frequency or severity of losses and random chance. The actuarial estimates of the reserve requirements fall within a range. The actuary's best estimate of the liability is generally near the middle of the actuary's range; accordingly, Solutia has recorded the liability at this level. The range of outcomes is not material to the consolidated financial statements for losses that are not stayed by the Chapter 11 proceedings. These valuations of future self-insurance costs do not contemplate the uncertainties inherent in Solutia's bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future self-insurance costs cannot be reasonably determined at this time. Due to these uncertainties, certain of the self-insurance liabilities have been classified as subject to compromise in the Consolidated Statement of Financial Position as of December 31, 2006, and have been excluded from the range of possible outcomes of existing self-insurance reserves. The potential liability for existing self-insurance liabilities classified as subject to compromise, if ultimately retained by Solutia as part of an accepted plan of reorganization, could be materially different than amounts recorded. The estimate for self-insurance liabilities is a critical accounting estimate for both reportable segments.

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

         Solutia's accounting for deferred tax consequences represents management's best estimate of future events that can be appropriately reflected in the accounting estimates. Changes in existing tax laws, regulations, rates and future operating results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

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

         Impairment of Goodwill and Indefinite-Lived Intangible Assets

         Goodwill and indefinite-lived intangible assets are reviewed for impairment annually under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. However, as required by SFAS No. 142, impairment analyses are performed more frequently if changes in circumstances indicate the carrying value may not be recoverable during the intervening period between annual impairment tests. Solutia performs the review for impairment at the reporting unit level. The impairment assessment is completed by determining the fair values of the reporting units using income and market multiple approaches and comparing those fair values to the carrying values of the reporting units. If the fair value of a reporting unit is less than its carrying value, Solutia then allocates the fair value of the reporting unit to all the assets and liabilities of that reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for this differential. This valuation process involves assumptions based upon management's best estimates and judgments that approximate the market conditions experienced at the time the impairment assessment is made. These assumptions include but are not limited to earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates. The consolidated financial statements do not reflect any adjustments for the impairment of goodwill and indefinite-lived intangible assets that may result as part of the approval and implementation of a plan of reorganization to be submitted as part of the Chapter 11 bankruptcy process. The estimate for impairment of goodwill and indefinite-lived intangible assets is a critical accounting estimate for the Performance Products reportable segment. The Integrated Nylon reportable segment does not have goodwill or indefinite-lived intangible assets.

         Pension and Other Postretirement Benefits

         Under the provisions of SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, measurement of the obligations under the defined benefit pension plans and the other postemployment benefit ("OPEB") plans are subject to several significant estimates. These estimates include the rate of return on plan assets, the rate at which the future obligations are discounted to value the liability and health care cost trend rates. Additionally, the cost of providing benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation. Solutia typically uses actuaries to assist it in preparing these calculations and determining these assumptions. Solutia's annual measurement date is December 31 for both the pension and OPEB plans.

         The expected long-term rate of return on pension plan assets assumption was 8.75 percent and 9.00 percent in 2006 and 2005, respectively. The expected long-term rate of return on pension plan assets assumption is based on the target asset allocation policy and the expected future rates of return on these assets. A hypothetical 25 basis point change in the assumed long-term rate of return would result in a change of approximately $2 million to pension expense.

         The discount rate used to remeasure the pension plans was 5.75 in 2006 and 5.50 percent in 2005, and the discount rates to remeasure the other postretirement benefit plans were 5.75 percent in 2006 and 5.50 percent in 2005. Solutia establishes its discount rate based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan. A hypothetical 25 basis point change in the discount rate for Solutia's pension plans results in a change of approximately $19 million in the projected benefit obligation and less than a $1 million change in pension expense. A hypothetical 25 basis point change in the discount rate for Solutia's OPEB plans results in a change of approximately $8 million in the accumulated benefit obligation and less than $1 million change to OPEB expense.

         Solutia estimated the five-year assumed trend rate for healthcare costs in 2006 to be 9 percent with the ultimate trend rate for healthcare costs grading by 1 percent each year to 5 percent by 2010 and remaining at that level thereafter. A 1 percent change in the assumed health care cost trend rate would have changed the postretirement benefit obligation by $3 million as of December 31, 2006 and would have had a less than $1 million change to OPEB expense in 2006. Solutia's costs for postretirement medical benefits are capped for many current retirees and active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

         These valuations of future pension and other postretirement costs do not include the uncertainties inherent in Solutia's Chapter 11 bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future spending for these items cannot be reasonably determined at this time. Due to these uncertainties, all pension and postretirement liabilities related to Solutia entities that have filed Chapter 11 bankruptcy have been classified as subject to compromise in the Consolidated Statement of Financial Position as of December 31, 2006.

RESULTS OF OPERATIONS

Performance Products

----------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                             2006      2005       2004
                                                                                  ----      ----       ----

Net Sales....................................................................    $1,174    $1,117     $1,049
                                                                                 ======    ======     ======

Segment Profit...............................................................    $  133    $  126     $   89
                                                                                 ======    ======     ======
    Net Charges and Reorganization Items, net included in Segment Profit ....    $  (12)   $  (10)    $  (23)
                                                                                 ======    ======     ======

----------------------------------------------------------------------------------------------------------------

         The $57 million, or 5 percent, increase in 2006 net sales compared to 2005 resulted from higher selling prices of approximately 4 percent and increased sales volumes of approximately 1 percent. Higher average selling prices were experienced in SAFLEX(R) plastic interlayer products, LLUMAR(R) and VISTA(R) professional film products and THERMINOL(R) heat transfer fluids. Increased sales volumes were experienced in SAFLEX(R) plastic interlayer products, due to increasing demand and inclusion of sales from the Puebla, Mexico plant for ten months during 2006 as a result of the Quimica acquisition as further discussed in Note 4, and, LLUMAR(R) and VISTA(R) professional film products, partially offset by lower volumes in DEQUEST(R) water treatment chemicals and THERMINOL(R) heat transfer fluids.

         The $68 million, or 6 percent, increase in 2005 net sales compared to 2004 resulted from higher selling prices of approximately 4 percent and increased sales volumes of approximately 2 percent. Higher average selling prices were experienced in SAFLEX(R) plastic interlayer products, LLUMAR(R) and Vista(R) professional window film products and THERMINOL(R) heat transfer fluids. Increased sales volumes were experienced in SAFLEX(R) plastic interlayer products and THERMINOL(R) heat transfer fluids, partially offset by lower volumes due to the cessation of Solutia's chlorobenzenes operations in 2004.

         The $7 million, or 6 percent, improvement in 2006 segment profit in comparison to 2005 resulted principally from higher net sales, partially offset by higher raw material and energy costs of $22 million and higher charges. Segment profit in 2006 included $8 million of reorganization items, which consisted primarily of restructuring charges related to the shut down of operations at the Queeny Plant in St. Louis, Missouri and other non-strategic operations, as well as $4 million of restructuring charges consisting principally of severance costs for non-debtor entities that was not included within reorganization items. Segment profit in 2005 included $8 million of reorganization items, which consisted primarily of adjustments to record certain pre-petition claims at estimated amounts of the allowed claims, as well as $2 million of restructuring charges consisting principally of severance costs for non-debtor entities that was not included within reorganization items.

         The $37 million improvement in 2005 segment profit in comparison to 2004 resulted principally from lower charges and higher net sales, partially offset by higher raw material and energy costs. Segment profit in 2005 included $8 million of reorganization items, which consisted primarily of adjustments to record certain pre-petition claims at estimated amounts of the allowed claims, as well as $2 million of restructuring charges consisting principally of severance costs for non-debtor entities that was not included within reorganization items. Segment profit in 2004 included $21 million of charges, including $18 million of restructuring costs related principally to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, and $3 million of asset write-offs and repairs and maintenance charges resulting from the impact of Hurricane Ivan at the Martinsville, Virginia plant. Segment profit in 2004 also included $2 million of reorganization items involving primarily severance related costs incurred as part of Solutia's overall reorganization process.

Integrated Nylon

----------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                             2006      2005       2004
                                                                                  ----      ----       ----

Net Sales....................................................................    $1,731    $1,642     $1,588
                                                                                 ======    ======     ======

Segment Profit (Loss)........................................................    $    9    $  (26)    $  (59)
                                                                                 ======    ======     ======
    Net Charges included in Segment Profit (Loss)............................    $   (6)   $  (14)    $   (5)
                                                                                 ======    ======     ======

----------------------------------------------------------------------------------------------------------------

         The $89 million, or 5 percent, increase in 2006 net sales as compared to 2005 resulted primarily from higher average selling prices of approximately 8 percent, partially offset by lower sales volumes of approximately 3 percent. Average selling prices increased in all businesses as a result of favorable market conditions and in response to the escalating cost of raw materials. Lower sales volumes were experienced within carpet fibers in 2006 and sales volumes were impacted by the exit from the unprofitable acrylic fibers operations in the second quarter 2005. These volume reductions were partially offset by higher sales volumes in intermediate chemicals and nylon plastics and polymers.

         The $54 million, or 3 percent, increase in 2005 net sales as compared to 2004 resulted primarily from higher average selling prices of approximately 16 percent, partially offset by lower sales volume of approximately 13 percent. Average selling prices increased in all businesses in response to the escalating cost of raw materials. Sales volumes were negatively affected by Hurricanes Dennis, Katrina and Rita, which forced certain manufacturing facilities to reduce production rates due to the shortages of certain raw materials. Furthermore, Solutia declared force majeure in late September 2005 for certain products within its Integrated Nylon segment as a result of the these raw material and utility supply limitations some of which are a result of force majeure declarations by certain of Solutia's suppliers. The force majeure declaration was removed by Solutia in late November 2005. In addition, as a precaution for Hurricane Rita, the manufacturing facility in Alvin, Texas was forced to completely shut down its operations. This production slowdown did not allow Solutia to fully meet customer demand while certain customers were unable to take product due to their own operational issues resulting from the hurricanes. Sales volumes were also adversely affected as a result of Solutia's shutdown of the acrylic fibers operations in the second quarter 2005 but were partially offset because certain Solutia produced intermediate chemicals previously supplied to the acrylic fiber operations were sold into the intermediates merchant market. In addition, sales volumes were negatively impacted in 2005 as a result of contract rejections and terminations in the intermediate chemicals business in 2004.

           Segment profit increased $35 million from a segment loss of $26 million in 2005 to a segment profit of $9 million in 2006 primarily as a result of higher net sales and lower charges, partially offset by higher raw material and energy costs of approximately $70 million and unfavorable manufacturing costs. The unfavorable manufacturing costs were precipitated by a manufacturing interruption incurred at the Alvin, Texas facility, resulting in a significant turnaround being accelerated in its timing, as well as extended in its duration, during the first quarter of this year. Partially offsetting this impact is favorable manufacturing variances experienced in the second half of 2006 due to 2005 operations being negatively impacted by Hurricanes Katrina and Rita as discussed below.

         Segment profit in 2006 also included reorganization items of $6 million comprised of $3 million of decommissioning and dismantling costs primarily due to the shut-down of the acrylic fibers business in 2005, $2 million of asset write-downs related to the exiting of various unprofitable businesses within the segment and $1 million of severance and retraining costs. The reorganization items in 2006 decreased by $8 million from 2005 due to lower shut-down costs as segment profit in 2005 consisted of $13 million principally to shut-down the acrylic fibers business as discussed below.

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

         Segment profit in 2005 also included reorganization items of $14 million comprised of $13 million principally due to the shut-down of the acrylic fibers business and $1 million of other restructuring charges. The shut-down costs included $12 million of asset write-downs, $7 million of decontamination and dismantling costs and $4 million of severance and retraining costs, partially offset by a $7 million gain from the reversal of the LIFO reserve associated with the inventory sold and/or written off as part of the business shut-down and a $3 million gain from the sale of certain acrylic fibers assets. In addition, segment profit in 2004 was affected by $5 million of charges resulting from the impact of Hurricane Ivan at the Pensacola, Florida and Foley, Alabama manufacturing facilities involving primarily repairs and maintenance costs, as well as asset write-offs.

Corporate Expenses

----------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                             2006      2005       2004
                                                                                  ----      ----       ----

Corporate Expenses...........................................................    $   45    $   64     $   89
                                                                                 ======    ======     ======
    Net Gains (Charges) included in Corporate Expenses.......................    $   11    $  (13)    $  (35)
                                                                                 ======    ======     ======

----------------------------------------------------------------------------------------------------------------

         Corporate expenses decreased by $19 million, or 30 percent, in 2006 as compared to 2005 principally due to lower charges. After consideration of the net gains and charges recorded in 2006 and 2005, the change in corporate expenses was also impacted by a year over year increase in the Company's LIFO reserve, partially offset by controlled spending in the corporate function. Included in 2006 gains were a $20 million gain that resulted from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably (as further described in Note 20 of the accompanying consolidated financial statements), partially offset by a $9 million environmental charge that was precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. that will likely result in the cessation of operations at that site. The $13 million charge recorded in 2005 resulted from curtailment and settlement activities as a result of amendments to Solutia's pension and postretirement plans (as more fully described in Note 16 to the accompanying consolidated financial statements).

         Corporate expenses decreased by $25 million, or 28 percent, in 2005 as compared to 2004 principally due to lower charges and other declines in corporate spending. Included in 2005 and 2004 corporate expenses were $13 million and $35 million, respectively, of net pension and other postretirement benefit plan curtailments and settlements (as more fully described in Note 16 to the accompanying consolidated financial statements). In addition, Solutia experienced continued benefits in 2005 of cost reduction measures taken in the second half of 2004 as part of implementing its overall reorganization strategy, partially offset by a modest increase in legal costs.

Equity Earnings (Loss) from Affiliates

-----------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                             2006      2005       2004
                                                                                  ----      ----       ----

Flexsys Equity Earnings (Loss)...................................................$   37    $   35     $  (20)
Astaris LLC Equity Earnings (Loss)...............................................    --        59         (7)
Other Equity Earnings from Affiliates included in Reportable Segment
      Profit (Loss)..............................................................     1         2          1
                                                                                 ------    ------     ------
Equity Earnings (Loss) from Affiliates...........................................$   38    $   96     $  (26)
                                                                                 ======    ======     ======
    Gains (Charges) included in Equity Earnings (Loss) from Affiliates...........$   (4)   $   52     $  (49)
                                                                                 ======    ======     ======

-----------------------------------------------------------------------------------------------------------------

         Equity earnings (loss) from affiliates were affected by various items in both 2006 and 2005. During 2006, equity earnings from affiliates included
$3 million in restructuring charges related to production asset rationalization and plant closures and $2 million related to asset impairment charges, partially offset by a non-operational gain of $1 million due to the reversal of a litigation reserve related to the Flexsys joint venture. During 2005, equity earnings from affiliates were impacted by a $50 million net gain realized in the Astaris joint venture from the sale of a majority of its assets to Israel Chemicals Limited ("ICL"), who purchased substantially all of the operating assets of Astaris for $255 million. Equity earnings in 2005 also included $2 million of net gains related to the Flexsys joint venture comprising a non-operational gain of $5 million, partially offset by $3 million of various restructuring charges. Flexsys earnings for 2006 were favorably impacted by a reduction in administrative expenses in comparison to 2005.

         Equity earnings (loss) from affiliates were affected by various items in both 2005 and 2004. During 2005, equity earnings from affiliates were impacted by a $50 million net gain realized in the Astaris joint venture from the sale of a majority of its assets. Under the terms of the agreement, ICL purchased substantially all of the operating assets of Astaris for $255 million, subject to certain purchase price adjustments. Equity earnings in 2005 also included $2 million of net gains related to the Flexsys joint venture comprising a non-operational gain of $5 million, partially offset by $3 million of various restructuring charges. During 2004, equity loss from affiliates was negatively affected by $49 million in restructuring and litigation charges resulting from (i) restructuring charges related to production asset rationalization and certain plant closures at both the Flexsys and Astaris joint ventures; (ii) severance charges at both the Flexsys and Astaris joint ventures; and (iii) charges recorded by the Flexsys joint venture related to litigation contingencies. Also included in the 2005 results compared to 2004 were higher earnings from both Astaris and Flexsys. Astaris' earnings improved as a result of improved product mix due to the 2004 restructuring activities discussed above and higher average net selling prices. Flexsys' earnings improved primarily due to higher average net selling prices.

Interest Expense

-----------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                             2006      2005       2004
                                                                                  ----      ----       ----

Interest Expense.............................................................    $  104    $   84     $  113
                                                                                 ======    ======     ======
    Charges included in Interest Expense.....................................    $   (4)   $   --     $  (25)
                                                                                 ======    ======     ======

-----------------------------------------------------------------------------------------------------------------

         The $20 million, or 24 percent, increase in interest expense in 2006 in comparison to 2005 resulted principally from higher debt outstanding in 2006 than in 2005, partially offset by lower interest rates due to the March amendment of its DIP credit facility and the July refinancing of the Euronotes and subsequent partial pay down. In addition, results in 2006 included a $3 million charge related to SESA's Euronotes refinancing and a $1 million charge related to the amendment of the DIP credit facility. The amount of annual contractual interest not recorded was $32 million in both 2006 and 2005.

         The $29 million, or 26 percent, decrease in interest expense in 2005 in comparison to 2004 resulted principally from the write-off of unamortized debt issuance costs of $25 million in 2004. In addition, Solutia amended its DIP financing agreement on June 1, 2005, which reduced the interest rate on the term loan component of the DIP credit facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or 8.0 percent. The amount of annual contractual interest not recorded was $32 million in both 2005 and 2004.

Other Income, net

-----------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                             2006      2005       2004
                                                                                  ----      ----       ----

Other Income, net............................................................    $   14    $    8     $   --
                                                                                 ======    ======     ======
    Other Income, net included in Reportable Segment Profit (Loss) ..........    $    8    $    8     $    1
                                                                                 ======    ======     ======

-----------------------------------------------------------------------------------------------------------------

         Other income, net increased $6 million in 2006 as compared to 2005 primarily as a result of increased interest income due to higher cash balances on hand during 2006. The $8 million increase in other income, net in 2005 as compared to 2004 primarily resulted from the sale of various non-operating assets in 2005 coupled with lower currency losses.

Reorganization Items, net

-----------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                             2006      2005       2004
                                                                                  ----      ----       ----

Reorganization Items, net ...................................................    $   71    $   49     $   73
                                                                                 ======    ======     ======
    Reorganization Items, net included in Reportable Segment Profit (Loss) ..    $   14    $   22     $    2
                                                                                 ======    ======     ======

-----------------------------------------------------------------------------------------------------------------

         Reorganization Items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in 2006 included $58 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $11 million of other reorganization charges primarily involving costs incurred with exiting certain non-strategic businesses; $4 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and
(ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court; and a $2 million net gain from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims.

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

Income Tax Expense (Benefit)

-----------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                             2006      2005       2004
                                                                                  ----      ----       ----

Income Tax Expense (Benefit) ................................................    $   18    $   12     $   (2)
                                                                                 ======    ======     ======

    Increase in Valuation Allowances included in Income Tax Expense (Benefit)    $   24    $   12     $  108
                                                                                 ======    ======     ======

-----------------------------------------------------------------------------------------------------------------

         Solutia's effective income tax expense (benefit) rate was approximately 64 percent in 2006 compared to approximately 63 percent in 2005. Decreases in valuation allowances in 2006 were $(7) million, of which $24 million was recorded in Income Tax Expense (Benefit) in the Consolidated Statement of Operations and $(31) million was recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Comprehensive Income
(Loss), as compared to increases in valuation allowances in 2005 of $21 million, of which $12 million was recorded in Income Tax Expense (Benefit) in the Consolidated Statement of Operations and $9 million was recorded in Other Comprehensive Loss in the Consolidated Statement of Comprehensive Income
(Loss). The change in the valuation allowances in both 2006 and 2005 were provided principally for the U.S. deferred tax assets as a result of Solutia's Chapter 11 bankruptcy filing (as more fully described in Note 13 to the accompanying consolidated financial statements).

         Solutia's effective income tax expense (benefit) rate was approximately 63 percent in 2005 compared to approximately (1) percent in 2004. The above noted valuation allowance increases in 2005 and 2004 were the primary differences in comparing the 2005 and 2004 rates.

Discontinued Operations

------------------------------------------------------------------------------------------ ----------------------
(dollars in millions)                                                             2006      2005       2004
                                                                                  ----      ----       ----

Income (Loss) from Discontinued Operations, net of tax                           $   58    $    4     $  (32)
                                                                                 ======    ======     ======
------------------------------------------------------------------------------------------ ----------------------

         Income from discontinued operations consists of the results of Solutia's pharmaceutical services business. As described in Note 4 to the accompanying consolidated financial statements, on August 22, 2006, SESA sold its pharmaceutical services business to Dishman. Included in the results of discontinued operations for 2006 is a gain on the sale of $49 million as well as a tax gain of $5 million. The tax gain resulted from the reversal of a valuation allowance established as a result of the merger of CarboGen and AMCIS subsidiaries of the pharmaceutical services business into one legal entity.

         Income from discontinued operations increased $36 million in 2005 as compared to 2004 primarily as a result of impairments in goodwill, long-lived assets and indefinite-lived intangible assets in the pharmaceutical services business in 2004 of $23 million, $12 million and $5 million, respectively. These charges were precipitated by the declining estimates of forecasted results given current economic and market conditions within the pharmaceutical services business environment.

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

         Asset retirement obligations were estimated for each of the Solutia's operating locations, where applicable, based upon Solutia's current and historical experience, adjusted for factors that a third-party would consider, such as overhead, profit and market risk premium. Estimated obligations were escalated based upon the anticipated timing of the related cash flows using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate. The impact of adoption resulted in a charge of $3 million recorded as a cumulative effect of change in accounting principle (net of tax) in the Consolidated Statement of Operations in 2005.

Summary of Events Affecting Comparability

         Charges and gains recorded in 2006, 2005 and 2004 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

                                                                                 2006
                                                  -------------------------------------------------------------

                                                    PERFORMANCE     INTEGRATED       CORPORATE/
            INCREASE/(DECREASE)                      PRODUCTS          NYLON           OTHER      CONSOLIDATED
                                                     --------          -----           -----      ------------
IMPACT ON:
Cost of goods sold..........................          $--                $--           $  9          $  9       (a)
                                                       --                 --            (20)          (20)      (b)
                                                        1                 --             --             1       (c)
                                                  -------------------------------------------------------------
Total cost of goods sold ...................            1                 --            (11)          (10)
Marketing ..................................            2                 --             --             2       (c)
Administrative .............................            1                 --             --             1       (c)
Technological ..............................           --                 --             --            --
                                                  -------------------------------------------------------------
OPERATING INCOME IMPACT.....................           (4)                --             11             7

Interest expense............................           --                 --             (1)           (1)      (d)
                                                       --                 --             (3)           (3)      (e)
Equity income from affiliates...............           --                 --             (4)           (4)      (f)
Loss on debt modification...................           --                 --             (8)           (8)      (d)
Reorganization items, net...................           (8)                (6)           (57)          (71)      (g)
                                                  -------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.............          (12)                (6)           (62)          (80)
                                                  ===============================================
Income tax impact...........................                                                           (5)      (h)
                                                                                                    -----------
AFTER-TAX INCOME STATEMENT IMPACT...........                                                        $ (75)
                                                                                                    ===========

     2006 EVENTS
     -----------
     a)   Environmental charge in the first quarter 2006 precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. that will likely result in the cessation of operations at that site ($9 million pre-tax and $6 million after-tax).

     b) Gain resulting from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably in the second quarter 2006, as further described in Note 20 of the accompanying consolidated financial statements ($20 million pre-tax and after-tax - see note (h) below).

     c) Restructuring costs related principally to severance and retraining costs ($4 million pre-tax and $3 million after-tax).

     d) Solutia recorded a charge of approximately $8 million (pre-tax and after-tax - see note (h) below) to record the write-off of debt issuance costs and to record the DIP credit facility as modified at its fair value. In addition, $1 million (pre-tax and after-tax - see note (h) below) of unamortized debt issuance costs associated with the DIP credit facility were written off at the time of modification in March 2006.

     e) Solutia refinanced its Euronotes in July 2006 and recorded early extinguishment costs at the time of refinancing ($3 million pre-tax and $2 million after-tax).

     f) Net charges at Flexsys, Solutia's 50 percent owned joint venture, included charges for restructuring and asset impairments of $5 million, partially offset by a non-operational gain of $1 million related to the reversal of a litigation reserve ($4 million pre-tax and after-tax - see note (h) below).

     g) Reorganization items, net consist of the following: $58 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $11 million of other reorganization charges primarily involving costs incurred with exiting certain non-strategic businesses; $4 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court; and a $2 million net gain from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims. ($71 million pre-tax and after-tax - see note (h) below)

     h) With the exception of items (a), (c) and (e) above, which primarily relate to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

                                                                                 2005
                                                  -------------------------------------------------------------

                                                    PERFORMANCE     INTEGRATED       CORPORATE/
        INCREASE/(DECREASE)                          PRODUCTS          NYLON           OTHER      CONSOLIDATED
                                                     --------          -----           -----      ------------

IMPACT ON:
Cost of goods sold..................                 $  1                $--            $--          $  1       (a)
                                                       --                 --              9             9       (b)
                                                  -------------------------------------------------------------
Total cost of goods sold ...........                    1                 --              9            10
Marketing ..........................                   --                 --              1             1       (b)
Administrative .....................                   --                 --              2             2       (b)
Technological ......................                   --                 --              1             1       (b)
                                                  -------------------------------------------------------------
OPERATING INCOME IMPACT.............                   (1)                --            (13)          (14)

Equity income from affiliates.......                   --                 --             52            52       (c)
Reorganization items, net...........                   (7)               (14)           (28)          (49)      (d)
                                                  -------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.....                 $ (8)             $ (14)          $ 11           (11)
                                                  ===============================================
Income tax expense impact...........                                                                   --       (e)
                                                                                                   ------------
AFTER-TAX INCOME STATEMENT IMPACT...                                                               $  (11)
                                                                                                   ============

     2005 EVENTS
     -----------
     a) Restructuring costs related principally to severance and retraining costs ($1 million pre-tax and after-tax).

     b) Net pension and other postretirement benefit plan curtailments and settlements, as more fully described in Note 16 to the accompanying consolidated financial statements ($13 million pre-tax and after-tax
          - see note (e) below).

     c) Net gains related to Solutia's Flexsys and Astaris joint ventures, in each of which Solutia has a fifty percent interest. Astaris included a one-time gain of $50 million related to the sale of substantially all of its operating assets to ICL, as further described above. Flexsys included a one-time, non-operational gain of $5 million, partially offset by $3 million of various restructuring charges ($52 million pre-tax and after-tax - see note
          (e) below).

     d) Reorganization items, net consist of the following: $49 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; a $31 million net gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded; $12 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court; $10 million of net charges for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; and $9 million of other reorganization charges primarily involving costs incurred with the exit from the acrylic fibers business. ($49 million pre-tax and after-tax - see note (e) below).

     e) With the exception of item (a) above, which primarily relates to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

                                                                                 2004
                                                  -------------------------------------------------------------

                                                    PERFORMANCE     INTEGRATED       CORPORATE/
                                                     PRODUCTS          NYLON           OTHER      CONSOLIDATED
                                                     --------          -----           -----      ------------
                INCREASE/(DECREASE)
IMPACT ON:
Cost of goods sold...........................       $  18              $ --         $   --       $  18            (a)
                                                       --                --             26          26            (b)
                                                        3                 5             --           8            (c)
                                                        1                --             --           1            (d)
                                                  ------------------------------------------------------------
Total cost of goods sold.....................          22                 5             26          53
Marketing....................................          --                --              2           2            (b)
Administrative...............................          --                --              4           4            (b)
Technological................................          --                --              3           3            (b)
                                                  ------------------------------------------------------------
OPERATING LOSS IMPACT........................         (22)               (5)           (35)        (62)
Equity loss from affiliates..................          --                --            (49)        (49)           (e)
Interest expense.............................          --                --            (25)        (25)           (f)
Loss on debt modification....................          --                --            (15)        (15)           (g)
Reorganization items, net....................          (1)               (1)           (71)        (73)           (h)
                                                  ------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT..............        $(23)              $(6)       $  (195)      $(224)
                                                  =============================================

Income tax benefit impact....................                                                        6            (i)
                                                                                               ---------------
AFTER-TAX INCOME STATEMENT IMPACT............                                                    $(218)
                                                                                               ===============

     2004 EVENTS
     -----------
     a) Restructuring costs related principally to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including costs for decommissioning and dismantling activities, future costs for non-cancelable operating leases, and severance and retraining costs ($18 million pre-tax and after-tax - see note (i) below).

     b) Net pension and other postretirement benefit plan curtailments and settlements, as more fully described in Note 16 to the accompanying consolidated financial statements ($35 million pre-tax and after-tax
          - see note (i) below).

     c) Losses incurred directly related to the hurricanes experienced in the U.S. in 2004 resulting in the disruption of operations and property damage at Solutia's operations in the Integrated Nylon chain located principally in the Southeastern part of the U.S., and the Performance Products location in Martinsville, Virginia. These costs included primarily asset write-offs and repairs and maintenance costs ($8 million pre-tax and after-tax - see note (i) below).

     d) Loss on the sale of the assets of Axio Research Corporation ($1 million pre-tax and after-tax - see note (i) below).

     e) Charges related to the Flexsys and Astaris joint ventures associated with litigation matters and restructuring activities involving contract rejections and terminations, dismantling costs, asset impairments and severance charges ($49 million pre-tax and after-tax
          - see note (i) below).

     f) Write-off of unamortized debt issuance costs related to the October 2003 and interim DIP credit facilities; both were retired in January 2004 with proceeds from the DIP credit facility ($25 million pre-tax and after-tax - see note (i) below).

     g) Loss due to the modification of Solutia's Euronotes in January 2004 ($15 million pre-tax and $9 million after-tax).

     h) Reorganization items, net consist of the following: $46 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $20 million charge for asset write-offs associated with contract rejections and terminations resulting from the ongoing reorganization-related evaluation of the financial viability of Solutia's existing contracts; $9 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court; and $2 million of net gains for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims. ($73 million pre-tax and after-tax - see note (i) below).

     i) With the exception of item (g) above, which primarily relates to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

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

         Expenditures for environmental capital projects were approximately $9 million in 2006 and $8 million in both 2005 and 2004. Expenditures for the management of environmental programs and remediation activities were approximately $60 million, $62 million and $69 million in 2006, 2005 and 2004, respectively. Included in environmental program management is the operation and maintenance of current operating facilities for environmental control, which is expensed in the period incurred, and $10 million, $12 million and $19 million in 2006, 2005 and 2004, respectively, for remediation activity, which was charged against recorded environmental liabilities. Recoveries from third parties were less than $1 million for both 2006 and 2005 and $2 million in 2004.

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $78 million and $71 million as of December 31, 2006 and 2005, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately expects to seek recovery against other potentially responsible parties at certain of these locations. Solutia spent $10 million in 2006 for remediation of these properties. In 2007, Solutia anticipates spending a similar amount related to these properties currently owned or operated by Solutia.

         Solutia had an accrued liability of $81 million and $82 million as of December 31, 2006 and 2005, respectively, for properties not owned or operated by Solutia which was classified as subject to compromise in the Consolidated Statement of Financial Position. Under the Plan and the Relationship Agreement, as between Monsanto and Solutia, Monsanto would accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility at the Solutia Spinoff but which were never owned or operated by Solutia. This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto would share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. Remediation activities are currently being funded by Monsanto for all of these properties not owned or operated by Solutia, with the exception of one off-site remediation project in Sauget, Illinois. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 bankruptcy case. In addition, Solutia has only made minimal adjustments to its recorded environmental liabilities classified as subject to compromise for ongoing remediation activities since the inception of Solutia's bankruptcy case to reflect actual cash expenditures incurred by the Company. Any other adjustments to this liability are not deemed appropriate by the Company at this time given the uncertainty regarding any potential claim amount to be asserted by Monsanto.

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

SELF-INSURANCE

         As discussed in Item 3 of this Annual Report, because of the size and nature of its business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of Solutia's spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 bankruptcy case.

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

         Claims for legal matters arising prior to Solutia's Chapter 11 bankruptcy filing will be addressed in the bankruptcy proceedings. As a result of the Chapter 11 petition, an automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's pre-petition accrued liability for litigation of $111 million and $136 million as of December 31, 2006 and 2005, respectively, has been classified as subject to compromise in the Consolidated Statement of Financial Position. In general, all claims against Solutia that seek a recovery of assets of Solutia's estate will be addressed in the Chapter 11 bankruptcy process and paid only pursuant to the terms of a confirmed plan of reorganization. However, pursuant to a Bankruptcy Court order, Solutia made a $5 million payment with respect to pre-petition legal proceedings in both 2006 and 2005. Solutia cannot forecast the level of future pre-petition self-insurance spending and anticipated levels of recoveries based upon the inherent uncertainty underlying the bankruptcy proceedings.

         Solutia had an accrued liability of $11 million and $9 million as of December 31, 2006 and 2005, respectively, for post-petition self-insurance liabilities including workers' compensation, product, general, automobile and operations liability claims. Self-insurance expense was $5 million in 2006 and $4 million in both 2005 and 2004. Cash payments for self-insurance matters were $9 million in 2006, $8 million in 2005, and $9 million in 2004, whereas recoveries from insurance carriers were less than $1 million in 2006, $1 million in 2005, and $7 million in 2004. Included in the 2006, 2005 and 2004 payments was a $5 million scheduled payment with respect to the 2003 Anniston PCB litigation settlement paid pursuant to a Bankruptcy Court order.

EMPLOYEE BENEFITS

         Employee benefits include noncontributory defined benefit pension plans and OPEB that provide certain health care and life insurance benefits. Solutia also has stock option plans covering officers and employees and a non-employee director compensation plan for non-employee members of Solutia's board of directors.

         Solutia amended its U.S. qualified pension plan in 2004 for non-union participants and in 2005 for union participants to cease future benefit accruals effective July 1, 2004 and January 1, 2006, respectively. Further, Solutia amended its U.S. postretirement plan in 2004 for non-union, active employees and in 2005 for union, active employees to discontinue all postretirement benefits after attaining age 65, make changes to certain eligibility requirements for pre-65 postretirement benefits with the eventual elimination of these benefits by 2016, and eliminate retiree life insurance benefits for future retirees. In addition, Solutia amended its U.S. postretirement plan in 2006 for retiree participants to terminate medical benefits for certain retirees who are Medicare eligible, and if not Medicare eligible, to terminate medical benefits on the earlier of (a) the date such retirees or participants become Medicare eligible if such date is on or after January 1, 2007 or (b) October 19, 2016.

         Pension expense in accordance with SFAS No. 87 was $23 million in 2006 and $29 million in both 2005 and 2004, and expense for OPEB was $30 million in 2006, $42 million in 2005 and $44 million in 2004. In addition, Solutia did not record any charges resulting from pension and postretirement benefit plan curtailments and settlements in 2006, while the Company recorded charges of $13 million in 2005 and $35 million in 2004 (as more fully described in Note 16 to the accompanying consolidated financial statements).

         Pension Plan Funded Status

         The majority of Solutia's employees are covered under noncontributory defined benefit pension plans. The pension plans are funded in accordance with Solutia's long-range projections of the plan's financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations. The amount of pension plan underfunding in the pension plans decreased to $353 million as of December 31, 2006 from $540 million as of December 31, 2005.

         Solutia actively manages funding of its domestic qualified pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). Solutia contributed $179 million in 2006 to the qualified pension plan in accordance with IRS funding rules and made a discretionary contribution of $11 million in 2004 to the qualified pension plan in order to minimize future required contributions and to utilize available tax benefits. No contributions were made during 2005 to the qualified pension plan. According to current IRS funding rules, Solutia estimates that it will be required to make approximately $100 million in pension contributions to its U.S. qualified pension plan in 2007. In addition, Solutia contributed $6 million in 2006, $5 million in 2005 and $4 million in 2004, respectively, to fund its foreign pension plans. Moreover, Solutia expects to be required to fund a like amount in pension contributions for its foreign pension plans in 2007.

DERIVATIVE FINANCIAL INSTRUMENTS

         Solutia's business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, Solutia enters into various hedging transactions that enable it to alleviate the adverse effects of financial market risk. Solutia's hedging transactions are carried out under policies and procedures approved by the Audit and Finance Committee of the Board of Directors, which does not permit the purchase or holding of any derivative financial instruments for trading purposes. Notes 2 and 8 to the accompanying consolidated financial statements include further discussion of Solutia's accounting policies for derivative financial instruments.

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

         At December 31, 2006, Solutia had currency forward contracts to purchase and sell $181 million of currencies, principally the Euro, Swiss franc, and U.S. dollar, with average remaining maturities of four months. Based on Solutia's overall currency rate exposure at December 31, 2006, including derivatives and other foreign currency sensitive instruments, a 10 percent adverse change in quoted foreign currency rates of these instruments would result in a change in fair value of these instruments of $15 million. This is consistent with the overall foreign currency exchange rate exposure at December 31, 2005.

         Interest Rate Risk

         Interest rate risk is primarily related to changes in interest expense from floating rate debt. Solutia believes its current debt structure mitigates some of the risk associated with changes in interest rates due to the combination of fixed versus floating rate debt instruments. Further, periodically, the Company does enter into contracts to further mitigate interest rate risk. A 1 percent increase in the LIBOR and EURIBOR would have increased interest expense by approximately $9 million during 2006, assuming the debt composition at December 31, 2006 was consistent throughout the year. This is consistent with the overall interest rate exposure at December 31, 2005.

         Commodity Price Risk

         Certain raw materials and energy resources used by Solutia are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Solutia uses forward and option contracts to manage a portion of the volatility related to anticipated energy purchases. Solutia had commodity forward contracts with notional amounts of $2 million associated with future natural gas purchases as of December 31, 2006. Based on Solutia's overall energy market rate exposure at December 31, 2006, including derivatives and other commodity sensitive instruments, a 10 percent adverse change in quoted market rates of these instruments would result in a less than $1 million decrease in fair value of these instruments. This is consistent with the overall commodity price exposure at December 31, 2005. In addition, Solutia mitigates some of its commodity price risks through formula based contractual pricing for certain products within the Integrated Nylon segment. The use of these types of arrangements has increased in 2006 compared to previous years.

RESTRUCTURING ACTIVITIES

         During 2006, Solutia recorded $3 million of decommissioning and dismantling costs primarily as a result of the shut-down of its acrylic fibers business in 2005, and $3 million of asset write-downs. Solutia also recorded $3 million of future contractual payments related to the termination of a third party manufacturing agreement. These costs were all recorded within Reorganization Items, net with $4 million in the Integrated Nylon segment and $5 million in the Performance Products segment. In addition, Solutia recorded $8 million of severance and retraining costs in 2006 with $4 million recorded in Reorganization Items, net and $4 million in Marketing and Administrative expenses involving headcount reductions within the Integrated Nylon and Performance Products, as well as the corporate function. Cash outlays associated with the restructuring actions were funded from operations.

         During 2005, Solutia recorded restructuring charges of $13 million in Reorganization Items, net involving the shut-down of its acrylic fiber operations and shut-down of its nylon industrial fiber manufacturing unit at its plant in Pensacola, Florida. This $13 million of net charges from the closure of these businesses included $12 million of asset write-downs, $7 million of decontamination and dismantling costs and $4 million of severance and retraining costs, partially offset by a $7 million gain from the reversal of the LIFO reserve associated with the inventory sold and/or written off as part of the business shut-down and a $3 million gain from the sale of certain acrylic fibers assets. In addition, Solutia recorded $5 million of severance and retraining costs in 2005 with $3 million recorded in Reorganization Items, net and $2 million in Cost of Goods Sold involving headcount reductions within the Integrated Nylon and Performance Products segments, as well as the corporate function. Cash outlays associated with the restructuring actions were funded from operations.

         During 2004, Solutia recorded restructuring and severance charges of $18 million to Cost of Goods Sold principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations, including $10 million for decommissioning and dismantling costs, $3 million of severance and retraining costs; $2 million related to operating leases where the underlying services and properties are no longer providing benefit; and $3 million of various other restructuring charges. In addition, Solutia recorded $4 million of severance and retraining costs during 2004 in Reorganization Items, net principally related to workforce reduction initiatives of management positions within the corporate function directly associated with the bankruptcy reorganization process. Cash outlays associated with the restructuring actions were funded from operations.

FINANCIAL CONDITION AND LIQUIDITY

         As discussed in Note 1 to the accompanying consolidated financial statements, Solutia is operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. As a result of the uncertainty surrounding Solutia's current circumstances, it is difficult to predict Solutia's actual liquidity needs and sources. However, based upon current and anticipated levels of operations during the continuation of the bankruptcy proceedings, Solutia believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Solutia's access to additional financing while in the Chapter 11 bankruptcy process may be limited.

         Financial Analysis

         Solutia used its existing cash on-hand to finance operating needs and capital expenditures during 2006. Cash used in continuing operations was $186 million in 2006 compared to cash used by continuing operations of $34 million in 2005. The increase in 2006 as compared to 2005 in cash used in continuing operations was primarily attributable to higher pension contributions and increases in working capital items, including a significant increase in trade receivables resulting from higher net sales and an increase in days sales outstanding due to a shift in sales mix within the Integrated Nylon segment. Partially offsetting these uses was the receipt of a dividend from Flexsys in 2006 as compared to no dividend received in the prior year. In 2005, cash used by continuing operations was $34 million compared to cash provided by continuing operations of $35 million in 2004. The change in 2005 as compared to 2004 was primarily attributable to changes in working capital items including a significant change in accounts payable in 2005 due to the relative stabilization in accounts payable terms in 2005 compared to 2004 when terms significantly improved due to Solutia's filing of Chapter 11 bankruptcy in late 2003.

         Solutia's working capital, defined as current assets less current liabilities, decreased by $314 million to ($276) million at December 31, 2006, compared to $38 million at December 31, 2005. The change was primarily a result of higher short-term debt from additional DIP credit facility borrowings as well as a decrease of $44 million related to the sale of the pharmaceutical services business, partially offset by higher cash on-hand and an increase in trade receivables.

         Capital spending increased $29 million to $106 million in 2006 as compared to $77 million in 2005. The expenditures in 2006 were primarily to fund certain strategic initiatives in the Performance Products and Integrated Nylon segments, as well as various capital improvements and certain cost reduction projects. Capital spending increased by $26 million in 2005 as compared to $51 million in 2004. Expenditures during 2005 were used primarily to fund certain growth initiatives, as well as various capital improvements and certain cost reduction projects. In addition, included in 2004 was $5 million of capital spending incurred as a result of damage from Hurricane Ivan. In 2007, Solutia expects capital spending will be approximately $120 million and will focus on growth initiatives including the continued expenditures on the new SAFLEX(R) plastic interlayer plant in China expected to be completed in 2007, the addition of a third SAFLEX(R) line in the plant in Ghent, Belgium expected to be completed in 2008, and the transformation of staple carpet lines to plastic polymer lines. Approximately $16 million of estimated capital requirements were committed at December 31, 2006.

         Solutia continued to divest certain non-strategic businesses in order to focus resources on core businesses. The proceeds from these and other asset sales generated $77 million in 2006 and $81 million in 2005. Proceeds from divestitures in 2004 were less than $1 million. During 2006, net proceeds were primarily comprised of $69 million received from the pharmaceutical services business divestiture. During 2005, net proceeds included $76 million received from the Astaris transaction with an additional approximately $20 million deposited into escrow accounts. Distributions, if any, from the escrow accounts are expected to be received in 2007, subject to certain terms and conditions of the asset purchase agreement and the escrow agreements. Solutia lenders under the DIP credit facility agreed to waive certain prepayment requirements and allowed Solutia to retain the entire proceeds of the Astaris sale. In addition, $3 million of proceeds were received in 2005 from the sale of assets associated with the closure of Solutia's acrylic fibers business in 2005.

         Total debt of $1,528 million as of December 31, 2006, including $668 million subject to compromise and $860 million not subject to compromise, increased by $313 million as compared to $1,215 million at December 31, 2005, which included $668 million subject to compromise and $547 million not subject to compromise. This increase in total debt resulted primarily from $350 million of additional borrowings from Solutia's DIP credit facility in 2006, of which $300 million resulted from the March 2006 amendment to the DIP credit facility (as described below), partially offset by a $51 million payment on SESA's Facility Agreement (as described below).

         The weighted average interest rate on Solutia's total debt outstanding at December 31, 2006 was 8.4 percent compared to 8.7 percent at December 31, 2005. Excluding debt subject to compromise, with the exception of the 11.25 percent notes due 2009 on which the Bankruptcy Court has permitted continued payments of the contractual interest, the weighted average interest rate on total debt was 8.9 percent at December 31, 2006 compared to 9.8 percent at December 31, 2005. The reductions in weighted average rates in 2006 are due to the refinancing of the Euronotes and the amendment to the DIP Financing Agreement. While operating as a debtor-in-possession during the Chapter 11 proceedings, Solutia has ceased paying interest on its 6.72 percent debentures due 2037 and its 7.375 percent debentures due 2027. The amount of annual contractual interest expense not recorded in each of 2006 and 2005 was approximately $32 million.

         As a result of the Chapter 11 bankruptcy filing, Solutia was in default on all its debt agreements as of December 31, 2006, with the exception of its DIP credit facility and SESA's Facility Agreement. In addition, subsequent to Solutia's bankruptcy filing, Moody's Investors Ratings Services and Standard & Poor's withdrew all ratings for Solutia and its related debt securities.

         Solutia had a shareholders' deficit of $1,417 million at December 31, 2006, compared to a shareholders' deficit of $1,454 million at December 31, 2005. Shareholders' deficit decreased principally due to a $24 million decrease in additional minimum pension liability and net income of $11 million.

         At December 31, 2006, Solutia's total liquidity was $245 million in the form of $95 million of availability under the final DIP credit facility and approximately $150 million of cash on-hand, of which $112 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings. In comparison, at December 31, 2005 Solutia's total liquidity was $238 million in the form of $131 million of availability under the final DIP credit facility and approximately $107 million of cash on-hand, of which $89 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings.

         Solutia contributed $179 million to its U.S. qualified domestic pension plan in 2006 in accordance with IRS funding rules. According to current IRS funding rules, Solutia will be required to make approximately $100 million in pension contributions to its U.S. qualified pension plan in 2007. In addition, Solutia contributed $6 million in 2006 to fund its foreign pension plans and expects to be required to fund a like amount in pension contributions for its foreign pension plans in 2007.

         Astaris Financing Activities

         On October 8, 2003 Solutia and Astaris, a 50/50 joint venture with FMC Corporation ("FMC"), amended Astaris' external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 million letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris. Solutia used approximately $36 million in 2004 for investment payments ("keepwell payments") to keep the Astaris joint venture in compliance with its financial covenants. There were no keepwell payments made in 2005. The remaining commitment to Astaris was $10 million as of December 31, 2004, which was subsequently terminated as part of Astaris' refinancing of its credit facility on February 8, 2005.

         Solutia and FMC had also agreed to allow Astaris to defer up to $27 million of payment obligations to each of Solutia and FMC under existing operating agreements and certain other agreements. The deferral amount outstanding from Astaris to Solutia was $16 million as of December 31, 2004. In February 2005, this deferral agreement was terminated and all amounts outstanding were paid in full in conjunction with the Astaris refinancing.

         Amendments to DIP Financing Agreement

         On March 17, 2006, Solutia amended its DIP credit facility with Bankruptcy Court approval. This amendment, among other things, (i) increased the DIP credit facility from $525 million to $825 million; (ii) extended the term of the DIP credit facility from June 19, 2006 to March 31, 2007; (iii) decreased the interest rate on the term loan component of the DIP credit facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; (vi) allowed refinancing of, and certain amendments to, SESA's outstanding Euronotes; and
(vii) amended certain financial and other covenants. The amendment contained a number of other changes and other modifications required to make the remaining terms of the DIP credit facility consistent with the amendments set forth above.

         On January 25, 2007, Solutia completed the extension and upsizing of its $1,225 million of DIP credit facility, maturing March 31, 2008 with Bankruptcy Court approval. This represents a $400 million increase and a one year extension over Solutia's current DIP credit facility. The increased availability under the DIP credit facility provides Solutia with additional liquidity for operations and the ability to fund mandatory pension payments that are coming due in 2007, as well as funds to partially facilitate the acquisition of Akzo Nobel's stake in the 50/50 rubber chemical joint venture Flexsys Holding B.V. The DIP credit facility can be repaid by Solutia at any time without prepayment penalties.

         Euronotes Refinancing

         On July 26, 2006, Solutia's indirect 100% owned subsidiary SSI, a subsidiary of SESA, entered into a Facility Agreement guaranteed by SESA and CPFilms Vertriebs GmbH, a subsidiary of SESA. Closing of the Facility Agreement occurred on August 1, 2006. SESA used the proceeds of the Facility Agreement to refinance all of the Euronotes on August 1, 2006, at a prepayment premium of 3 percent, as required pursuant to the Euronotes, for a total redemption amount of approximately (euro)215 million, including accrued interest. The Euronotes were refinanced to reduce the interest rate, extend the term of the indebtedness and facilitate certain dispositions by Solutia, including the sale of its pharmaceutical services business described below.

         The Facility Agreement has a five-year term, with a termination date of July 31, 2011 and an adjustable rate structure of EURIBOR plus 275 basis points. The margin is subject to adjustment upon the occurrence of certain events specified in the Facility Agreement or upon SESA and its subsidiaries attaining certain financial benchmarks. The Facility Agreement consists of a
(euro)160 million term loan and a (euro)40 million term loan. The (euro)40 million term loan was repaid from the proceeds of the sale of Solutia's pharmaceutical services business during the third quarter 2006 (as further described in Note 4 to the accompanying consolidated financial statements). The Facility Agreement is secured by substantially all of the assets of SESA and its subsidiaries. The Facility Agreement also contains other customary terms and conditions, including certain financial covenants relating to the performance of SESA and its subsidiaries.

         PENNDOT Letter of Credit

         As a result of the favorable ruling in the PENNDOT litigation matter described in Note 20 to the accompanying consolidated financial statements, in August 2006, Monsanto released the $20 million letter of credit that Solutia posted to secure a portion of Pharmacia's obligations with respect to an appeal bond issued in relation to this case.

         Off-Balance Sheet Arrangements

         See Note 20 to the accompanying consolidated financial statements for a summary of off-balance sheet arrangements.

         Contingencies

         See Note 20 to the accompanying consolidated financial statements for a summary of Solutia's contingencies as of December 31, 2006.

         Commitments

         Solutia has entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the associated products. The unamortized deferred credits were $91 million at December 31, 2006, and $100 million at December 31, 2005.

         The obligations of Solutia and Solutia Business Enterprises, Inc., as borrowers under Solutia's DIP credit facility, are guaranteed by Solutia's other domestic subsidiaries which own substantially all of Solutia's domestic assets. These subsidiaries are Axio Research Corporation, Beamer Road Management Company, CPFilms Inc., Monchem, Inc., Monchem International, Inc., Solutia Greater China, Inc., Solutia Inter-America, Inc., Solutia International Holding, LLC, Solutia Investments, LLC, Solutia Management Company, Inc., Solutia Overseas, Inc., Solutia Systems, Inc. and Solutia Taiwan, Inc. The obligations also must be guaranteed by each of Solutia's subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. In addition, Solutia and Solutia Business Enterprises, Inc. are jointly and severally liable with respect to their obligations under the final DIP credit facility, thus in effect each guaranteeing the other's debt.

         The following table summarizes Solutia's contractual obligations and commercial commitments that are not subject to compromise as of December 31, 2006. Payments associated with liabilities subject to compromise have been excluded from the table below, as Solutia cannot accurately forecast its future level and timing of spending given the inherent uncertainties associated with the ongoing Chapter 11 bankruptcy process. See Note 3 to the accompanying consolidated financial statements for further disclosure concerning liabilities subject to compromise.

----------------------------------------------------------------------------------------------------------------------
                                                                OBLIGATIONS DUE BY PERIOD (DOLLARS IN MILLIONS)
                                                         -------------------------------------------------------------
               CONTRACTUAL OBLIGATIONS
                                                                                                   2010-    2012 AND
                                                          TOTAL     2007      2008      2009       2011    THEREAFTER
----------------------------------------------------------------------------------------------------------------------
Credit Facility (a)                                        $650     $650      $ --      $ --       $ --       $ --
----------------------------------------------------------------------------------------------------------------------
Interest Payments Related to Credit Facility (a)             15       15        --        --         --         --
----------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                              210       --        --        --        210         --
----------------------------------------------------------------------------------------------------------------------
Interest Payments Related to Long-Term Debt                  61       13        13        13         22         --
----------------------------------------------------------------------------------------------------------------------
Operating Leases                                             13        6         4         2          1         --
----------------------------------------------------------------------------------------------------------------------
Unconditional Purchase Obligations                            8        4         2         1          1         --
----------------------------------------------------------------------------------------------------------------------
Standby Letters of Credit (b)                                76       74         1        --         --          1
----------------------------------------------------------------------------------------------------------------------
Postretirement Obligations(c)                                52        6         6         6         13         21
----------------------------------------------------------------------------------------------------------------------
Environmental Remediation                                    78       14        13        13         12         26
----------------------------------------------------------------------------------------------------------------------
Other Commercial Commitments(d)                              91        8         6         4          8         65
----------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACTUAL OBLIGATIONS                            $1,254     $790       $45       $39       $267       $113
----------------------------------------------------------------------------------------------------------------------

(a) The DIP credit facility was amended on January 25, 2007 and increased the term loan to $975 million and is payable upon the earlier of emergence from Chapter 11 or March 31, 2008. The interest rate on the amended DIP credit facility is LIBOR plus 300 basis points. The $15 million of interest payments related to credit facility assumes the maturity of the current DIP credit facility on March 31, 2007.

(b) Standby letters of credit contractually expiring in 2007 are generally anticipated to be renewed or extended by extensions with existing standby letters of credit providers.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under "Derivative Financial Instruments" on page 43 is incorporated here by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL SECTION - TABLE OF CONTENTS

                                                                 Page Number
                                                               ---------------



Report of Independent Registered Public Accounting Firm -
 Deloitte & Touche LLP                                                50
Consolidated Statement of Operations                                  51
Consolidated Statement of Comprehensive Income (Loss)                 51
Consolidated Statement of Financial Position                          52
Consolidated Statement of Cash Flows                                  53
Consolidated Statement of Shareholders' Deficit                       54
Notes to Consolidated Financial Statements                            55

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Solutia Inc.:


     We have audited the accompanying consolidated statements of financial position of Solutia Inc. and subsidiaries (Debtor-In-Possession) (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' deficit for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, negative working capital, and shareholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2 and Note 12, respectively, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Retirement Obligations - an interpretation of FASB Statement No. 143, effective December 31, 2006 and December 31, 2005, respectively.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework and our report dated March 1, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

St. Louis, Missouri
March 1, 2007

                                                       SOLUTIA INC.
                                                 (DEBTOR-IN-POSSESSION)
                                          CONSOLIDATED STATEMENT OF OPERATIONS
                               (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------
                                                                               2006             2005             2004
                                                                               ----             ----             ----

NET SALES.......................................................              $2,905            $2,759           $2,637
Cost of goods sold..............................................               2,524             2,437            2,416
                                                                           ---------         ---------        ---------
GROSS PROFIT....................................................                 381               322              221
Marketing expenses..............................................                 136               136              139
Administrative expenses.........................................                  97                92               96
Technological expenses..........................................                  45                45               44
Amortization of intangible assets...............................                   1                 1                1
                                                                           ---------         ---------        ---------
OPERATING INCOME (LOSS).........................................                 102                48              (59)
Equity earnings (loss) from affiliates..........................                  38                96              (26)
Interest expense (a)............................................                (104)              (84)            (113)
Other income, net...............................................                  14                 8               --
Loss on debt modification.......................................                  (8)               --              (15)
Reorganization items, net.......................................                 (71)              (49)             (73)
                                                                           ---------         ---------        ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX
 EXPENSE (BENEFIT)..............................................                 (29)               19             (286)
Income tax expense (benefit)....................................                  18                12               (2)
                                                                           ---------         ---------        ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS........................                 (47)                7             (284)
Income (Loss) from Discontinued Operations, net of tax..........                  58                 4              (32)
                                                                           ---------         ---------        ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE...........................................                  11                11             (316)
Cumulative Effect of Change in Accounting Principle, net of tax.                  --                (3)              --
                                                                           ---------         ---------        ---------
NET INCOME (LOSS)...............................................           $      11         $       8        $    (316)
                                                                           =========         =========        =========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Income (Loss) from Continuing Operations..........................           $ (0.45)           $ 0.07          $ (2.72)
Net Income (Loss).................................................           $  0.11            $ 0.08          $ (3.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                          104.5             104.5            104.5

(a) Interest expense excludes unrecorded contractual interest expense of $32 in 2006, 2005 and 2004.

                                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                                 (DOLLARS IN MILLIONS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------
                                                                              2006              2005             2004
                                                                              ----              ----             ----
NET INCOME (LOSS)................................................          $      11         $       8        $    (316)
OTHER COMPREHENSIVE INCOME (LOSS):

Currency translation adjustments.................................                (12)              (11)              15
Net unrealized gain (loss) on derivative instruments.............                  1                (1)              --
Minimum pension liability adjustments, net of tax of $4 in 2006,
$(2) in 2005 and $3 in 2004......................................                 24                (6)             (18)
                                                                           ---------         ---------        ---------
COMPREHENSIVE INCOME (LOSS)......................................          $      24         $     (10)       $    (319)
                                                                           =========         =========        =========

See accompanying Notes to Consolidated Financial Statements.

                                                      SOLUTIA INC.
                                                 (DEBTOR-IN-POSSESSION)
                                      CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                              AS OF DECEMBER 31,
                                                                                    -------------------------------------
                                                                                          2006                 2005
                                                                                          ----                 ----
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................................................               $  150               $  107
Trade receivables, net of allowances of $7 in 2006 and 2005...............                  288                  246
Miscellaneous receivables ................................................                  105                   95
Inventories...............................................................                  274                  254
Prepaid expenses and other assets.........................................                   31                   34
Assets of discontinued operations.........................................                   --                   69
                                                                                         ------               ------
TOTAL CURRENT ASSETS......................................................                  848                  805
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
     $2,518 in 2006 and $2,482 in 2005....................................                  795                  770
INVESTMENTS IN AFFILIATES.................................................                  193                  205
GOODWILL..................................................................                   89                   76
IDENTIFIED INTANGIBLE ASSETS, NET ........................................                   31                   28
OTHER ASSETS..............................................................                   99                  100
                                                                                         ------               ------
TOTAL ASSETS..............................................................               $2,055               $1,984
                                                                                         ======               ======

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable .........................................................               $  228               $  218
Accrued liabilities ......................................................                  245                  223
Short-term debt ..........................................................                  650                  300
Liabilities of discontinued operations ...................................                    1                   26
                                                                                         ------               ------
TOTAL CURRENT LIABILITIES ................................................                1,124                  767
LONG-TERM DEBT ...........................................................                  210                  247
OTHER LIABILITIES ........................................................                  289                  248
                                                                                         ------               ------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................                1,623                1,262

LIABILITIES SUBJECT TO COMPROMISE ........................................                1,849                2,176

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2006 and 2005...........................                    1                    1
Additional contributed capital............................................                   56                   56
Treasury stock, at cost (13,941,057 shares in 2006 and 2005)..............                 (251)                (251)
Net deficiency of assets at spinoff.......................................                 (113)                (113)
Accumulated other comprehensive loss......................................                  (67)                 (93)
Accumulated deficit.......................................................               (1,043)              (1,054)
                                                                                         ------               ------
TOTAL SHAREHOLDERS' DEFICIT...............................................               (1,417)              (1,454)
                                                                                         ------               ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............................               $2,055               $1,984
                                                                                         ======               ======


See accompanying Notes to Consolidated Financial Statements.

                                                         SOLUTIA INC.
                                                   (DEBTOR-IN-POSSESSION)
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (DOLLARS IN MILLIONS)

                                                                                                   YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                     --------------------------------------
                                                                                        2006          2005          2004
                                                                                        ----          ----          ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)...............................................................      $      11    $       8     $    (316)
Adjustments to reconcile to Cash From Operations:
         Cumulative effect of change in accounting principle, net of tax........             --            3            --
         (Income) Loss from discontinued operations, net of tax.................            (58)          (4)           32
         Depreciation and amortization..........................................            111          111           120
         Amortization of deferred credits.......................................             (9)          (9)          (33)
         Deferred income taxes..................................................              4            8            (4)
         Equity (earnings) loss from affiliates, net............................            (38)         (46)           26
         Gain on sale of Astaris assets.........................................             --          (50)           --
         Restructuring expenses and other charges ..............................              5           15           103
         Other, net.............................................................             (2)          (3)            4
         Changes in assets and liabilities:
                   Income taxes payable.........................................              4          (17)           (7)
                   Trade receivables............................................            (43)          33            (8)
                   Inventories..................................................            (14)         (32)            6
                   Accounts payable.............................................             12           19           118
                   Other assets and liabilities.................................            138          (59)           28
                   Liabilities subject to compromise:
                             Pension plan liabilities...........................           (196)          56            20
                             Other postretirement benefits liabilities..........           (102)         (48)          (83)
                             Other liabilities subject to compromise............             (9)         (19)           29
                                                                                      ---------    ---------     ---------
CASH PROVIDED BY (USED IN) OPERATIONS--CONTINUING OPERATIONS....................           (186)         (34)           35
CASH PROVIDED BY OPERATIONS--DISCONTINUED OPERATIONS............................              2           10             6
                                                                                      ---------    ---------     ---------
CASH PROVIDED BY (USED IN) OPERATIONS...........................................           (184)         (24)           41
                                                                                      ---------    ---------     ---------

INVESTING ACTIVITIES:
Property, plant and equipment purchases.........................................           (106)         (77)          (51)
Acquisition and investment payments, net of cash acquired.......................            (16)          --           (36)
Investment proceeds and property disposals, net.................................              5           81            (1)
                                                                                      ---------    ---------     ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES--CONTINUING OPERATIONS..........           (117)           4           (88)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES--DISCONTINUED OPERATIONS........             69           (4)           (9)
                                                                                      ---------    ---------     ---------
CASH USED IN INVESTING ACTIVITIES...............................................            (48)          --           (97)
                                                                                      ---------    ---------     ---------

FINANCING ACTIVITIES:
Net change in short-term debt obligations.......................................            350           --          (361)
Proceeds from issuance of long-term debt obligations............................             --           --           300
Payments on long-term debt obligations..........................................            (51)          --            --
Net change in cash collateralized letters of credit.............................             --           17            87
Deferred debt issuance costs....................................................            (17)          (1)          (14)
Other, net......................................................................             (7)          --            --
                                                                                      ---------    ---------     ---------
CASH PROVIDED BY FINANCING ACTIVITIES--CONTINUING OPERATIONS....................            275           16            12
                                                                                      ---------    ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................             43           (8)          (44)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...............................................................            107          115           159
                                                                                      ---------    ---------     ---------
END OF YEAR.....................................................................      $     150    $     107     $     115
                                                                                      =========    =========     =========


See accompanying Notes to Consolidated Financial Statements.

                                                    SOLUTIA INC.
                                              (DEBTOR-IN-POSSESSION)
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                               (DOLLARS IN MILLIONS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                            2006           2005            2004
                                                                      ----------------------------------------------
COMMON STOCK:
BALANCE, JANUARY 1..................................................     $       1       $       1      $       1
                                                                         ---------       ---------      ---------
BALANCE, DECEMBER 31................................................     $       1       $       1      $       1
                                                                         ---------       ---------      ---------

ADDITIONAL CONTRIBUTED CAPITAL:
BALANCE, JANUARY 1..................................................     $      56       $      56      $      56
                                                                         ---------       ---------      ---------
BALANCE, DECEMBER 31................................................     $      56       $      56      $      56
                                                                         ---------       ---------       --------

NET DEFICIENCY OF ASSETS AT SPINOFF:
BALANCE, JANUARY 1..................................................     $    (113)      $    (113)     $    (113)
                                                                         ---------       ---------      ---------
BALANCE, DECEMBER 31................................................     $    (113)      $    (113)     $    (113)
                                                                         ---------       ---------      ---------

TREASURY STOCK:
BALANCE, JANUARY 1..................................................     $    (251)      $    (251)     $    (251)
    Shares purchased under employee stock plans - (0 shares in 2006
      and 2005 and (102,340) shares in 2004)........................            --              --             --
                                                                         ---------       ---------      ---------
BALANCE, DECEMBER 31................................................     $    (251)      $    (251)     $    (251)
                                                                         ---------       ---------      ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS:
     ACCUMULATED CURRENCY ADJUSTMENT:
     BALANCE, JANUARY 1.............................................     $      40       $      51      $      36
     Accumulated currency adjustments...............................           (12)            (11)            15
                                                                         ---------       ---------      ---------
     BALANCE, DECEMBER 31...........................................     $      28       $      40      $      51
                                                                         ---------       ---------      ---------
     PENSION AND OTHER POSTRETIREMENT ITEMS:
     BALANCE, JANUARY 1.............................................     $    (132)      $    (126)     $    (108)
     Minimum pension liability adjustments..........................            24              (6)           (18)
     Incremental effect of adopting SFAS No. 158....................            13              --             --
                                                                         ---------       ---------      ---------
     BALANCE, DECEMBER 31...........................................     $     (95)      $    (132)     $    (126)
                                                                         ---------       ---------      ---------
     DERIVATIVE INSTRUMENTS:
     BALANCE, JANUARY 1.............................................     $      (1)      $      --      $      --
     Net unrealized gains (losses) on derivative instruments........             1              (1)            --
                                                                         ---------       ---------      ---------
     BALANCE, DECEMBER 31...........................................     $      --       $      (1)     $      --
                                                                         ---------       ----------     ---------
BALANCE, DECEMBER 31................................................     $     (67)      $     (93)     $     (75)
                                                                         ---------       ---------      ---------

ACCUMULATED DEFICIT:
BALANCE, JANUARY 1..................................................     $  (1,054)      $  (1,062)     $    (746)
    Net income (loss)...............................................            11               8           (316)
                                                                         ---------       ---------      ---------
BALANCE, DECEMBER 31................................................     $  (1,043)      $  (1,054)     $  (1,062)
                                                                         ---------       ---------      ---------

TOTAL SHAREHOLDERS' DEFICIT.........................................     $  (1,417)      $  (1,454)     $  (1,444)
                                                                         ---------       ---------      ---------

See accompanying Notes to Consolidated Financial Statements.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDINGS

         Nature of Operations

         Solutia is a global manufacturer and marketer of a variety of high-performance chemical-based materials. Solutia is a world leader in performance films for laminated safety glass and after-market applications; specialties such as water treatment chemicals, heat transfer fluids and aviation hydraulic fluids; and an integrated family of nylon products including high-performance polymers and fibers.

         Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation, a 100% owned subsidiary of Pfizer, Inc.). On September 1, 1997, Pharmacia distributed all of the outstanding shares of common stock of Solutia as a dividend to Pharmacia stockholders (the "Solutia Spinoff"). As a result of the Solutia Spinoff, on September 1, 1997, Solutia became an independent publicly held company and its operations ceased to be owned by Pharmacia. A net deficiency of assets of $113 resulted from the Solutia Spinoff.

         Bankruptcy Proceedings

         Overview
         --------

         On December 17, 2003, Solutia and its 14 U.S. subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Cases") in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB). Solutia's subsidiaries outside the United States were not included in the Chapter 11 filing.

         The filing was made to restructure Solutia's balance sheet, to streamline operations and to reduce costs, in order to allow Solutia to emerge from Chapter 11 as a viable going concern. The filing was also made to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the "Legacy Liabilities"), and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs were an obstacle to Solutia's financial stability and success.

         Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the Chapter 11 filing, orders sufficient to enable Solutia to conduct normal business activities, including the approval of Solutia's DIP financing, have been entered by the Bankruptcy Court. While Solutia is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the Bankruptcy Court. Under the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date. The Bankruptcy Court has subsequently approved extensions of this exclusivity period. The exclusivity period continues until the order disposing of the current motion is entered on the Bankruptcy Court's docket.

         On January 16, 2004, pursuant to authorization from the Bankruptcy Court, Solutia entered into a DIP credit facility. The DIP credit facility has subsequently been amended from time to time, with Bankruptcy Court approval. The DIP credit facility, as amended, currently consists of: (a) a $975 million fully-drawn term loan; and (b) a $250 million borrowing-based revolving credit facility, which includes a $150 million letter of credit subfacility. Of the $1,225 million facility, $150 million must be utilized to acquire Akzo Nobel's 50% interest in the Flexsys joint venture between Solutia and Akzo Nobel. For additional information regarding the DIP financing and the Flexsys acquisition, see Note 14 to the accompanying consolidated financial statements.

         As a consequence of the Chapter 11 filing, pending litigation against Solutia is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to an order of the Bankruptcy Court. November 30, 2004 was the last date by which holders of pre-petition date claims against the Debtors could file such claims. Any holder of a claim that was required to file such claim by November 30, 2004 and did not do so may be barred from asserting such claim against the Debtors and, accordingly, may not be able to participate in any distribution on account of such claim. Differences between claim amounts identified by the Debtors and claims filed by claimants will be investigated and resolved in

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

connection with the Debtors' claims resolution process, and only holders of claims that are ultimately allowed for purposes of the Chapter 11 case will be entitled to distributions. Solutia has not yet completed its analysis of all the proofs of claim. Since the settlement terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

          On February 14, 2006, the Debtors filed with the Bankruptcy Court a Plan of Reorganization (the "Plan") and Disclosure Statement (the "Disclosure Statement"). The Plan and Disclosure Statement along with the Relationship Agreement (as defined below) and the Retiree Settlement Agreement, entered into among Solutia, the Official Committee of Unsecured Creditors (the "Unsecured Creditor's Committee") and Official Committee of Retirees appointed in the Chapter 11 Cases (the "Retirees' Committee"), Monsanto Company ("Monsanto"), certain retirees and the other parties thereto (the "Retiree Settlement"), set forth the terms of a global settlement (the "Global Settlement") between Solutia, the Unsecured Creditors' Committee, the Retirees' Committee, Monsanto and Pharmacia. The Global Settlement provides for, among other things, a reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and the treatment that various constituencies in the Chapter 11 Cases would receive under the Plan. The reallocation of liabilities between Solutia and Monsanto is set forth in a Relationship Agreement (the "Relationship Agreement") which would be entered into between Solutia and Monsanto upon confirmation of the Plan. Since the February 14, 2006 filing, the Bankruptcy Court has not moved forward with the process to approve the Disclosure Statement and confirm the Plan.

         There are two adversary proceedings ongoing in our Chapter 11 case. JPMorgan, as indenture trustee of Solutia's debentures due 2027 and 2037, filed litigation against Solutia claiming that such debentures are entitled to secured status as opposed to general unsecured status as set forth in the Plan. In addition, the Official Committee of Equity Security Holders ("Equity Committee") in Solutia's bankruptcy case has filed litigation against Pharmacia and Monsanto, arguing that holders of Solutia's existing equity are entitled to a distribution in the Chapter 11 case. For additional information regarding these litigation matters, see Note 20 to the accompanying consolidated financial statements.

         Solutia is in discussions with the major stakeholders in our Chapter 11 case in an effort to modify the Global Settlement and Plan and achieve a confirmable Plan. In addition, Solutia continues to evaluate and explore all other reasonable alternatives to reorganize the Company, such as a sale of the reorganized Company's equity or a sale of certain of its businesses or assets that may present a means of maximizing the value of the estate for stakeholders.

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

Consolidating Financial Statements
----------------------------------

         Consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are presented below. These consolidating financial statements include investments in subsidiaries carried under the equity method.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006

                                                Solutia and     Subsidiaries                  Solutia and
                                              Subsidiaries in      not in                     Subsidiaries
                                               Reorganization  Reorganization   Eliminations  Consolidated
                                              ---------------  --------------   ------------  ------------

NET SALES ................................        $ 2,388         $   975         $  (458)       $ 2,905
Cost of goods sold........................          2,159             846            (481)         2,524
                                               -----------------------------------------------------------
GROSS PROFIT .............................            229             129              23            381

Marketing, administrative and technological
 expenses.................................            215              63              --            278
Amortization of intangible assets.........              1               1              (1)             1
                                               -----------------------------------------------------------
OPERATING INCOME..........................             13              65              24            102

Equity earnings (loss) from affiliates....            129              (7)            (84)            38
Interest expense..........................            (83)            (21)             --           (104)
Other income, net.........................             37               3             (26)            14
Loss on debt modification.................             (8)             --              --             (8)
Reorganization items, net.................            (70)             (1)             --            (71)
                                               -----------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX EXPENSE..............             18              39             (86)           (29)
Income tax expense........................              8              11              (1)            18
                                               -----------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS..             10              28             (85)           (47)
Income from discontinued operations,
 net of tax...............................              1              57              --             58
                                               -----------------------------------------------------------
NET INCOME................................        $    11         $    85         $   (85)       $    11
                                               ===========================================================



           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

                                                Solutia and     Subsidiaries                  Solutia and
                                              Subsidiaries in      not in                     Subsidiaries
                                               Reorganization  Reorganization   Eliminations  Consolidated
                                              ---------------  --------------   ------------  ------------

NET SALES ................................        $ 2,266         $   894        $   (401)       $ 2,759
Cost of goods sold........................          2,106             759            (428)         2,437
                                               -----------------------------------------------------------
GROSS PROFIT .............................            160             135              27            322

Marketing, administrative and technological
 expenses.................................            213              60              --            273
Amortization of intangible assets.........              1              --              --              1
                                               -----------------------------------------------------------
OPERATING INCOME (LOSS) ..................            (54)             75              27             48

Equity earnings (loss) from affiliates....            150              (6)            (48)            96
Interest expense..........................            (61)            (23)             --            (84)
Other income, net.........................             26               7             (25)             8
Reorganization items, net.................            (45)             (4)             --            (49)
                                               -----------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAX EXPENSE.......................             16              49             (46)            19
Income tax expense........................              4               8              --             12
                                               -----------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                      12              41             (46)             7
Income (Loss) from discontinued operations,
 net of tax...............................             (3)              7              --              4
                                               -----------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE..................              9              48             (46)            11
Cumulative effect of change in accounting
 principle, net of tax....................             (1)             (2)             --             (3)
                                               -----------------------------------------------------------
NET INCOME................................        $     8         $    46        $    (46)       $     8
                                               ===========================================================





                                               SOLUTIA INC.
                                          (DEBTOR-IN-POSSESSION)

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004

                                                Solutia and     Subsidiaries                  Solutia and
                                              Subsidiaries in      not in                     Subsidiaries
                                               Reorganization  Reorganization   Eliminations  Consolidated
                                              ---------------  --------------   ------------  ------------

NET SALES.................................        $ 2,180         $   832         $  (375)        $2,637
Cost of goods sold........................          2,110             701            (395)         2,416
                                               -----------------------------------------------------------
GROSS PROFIT..............................             70             131              20            221

Marketing, administrative and technological
 expenses.................................            222              58              (1)           279
Amortization of intangible assets.........              1              --              --              1
                                               -----------------------------------------------------------
OPERATING INCOME (LOSS)...................           (153)             73              21            (59)

Equity loss from affiliates...............            (33)            (14)             21            (26)
Interest expense..........................            (89)            (24)             --           (113)
Other income (expense), net...............             29              (8)            (21)            --
Loss on debt modification.................             --             (15)             --            (15)
Reorganization items, net.................            (73)             --              --            (73)
                                               -----------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX EXPENSE (BENEFIT)......           (319)             12              21           (286)
Income tax expense (benefit)..............             (5)              3              --             (2)
                                               -----------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS..           (314)              9              21           (284)
Loss from discontinued operations,
 net of tax...............................             (2)            (30)             --            (32)
                                               -----------------------------------------------------------
NET LOSS .................................         $ (316)        $   (21)        $    21         $ (316)
                                               ===========================================================




                                               SOLUTIA INC.
                                          (DEBTOR-IN-POSSESSION)

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                       CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

                                                Solutia and     Subsidiaries                  Solutia and
                                              Subsidiaries in      not in                     Subsidiaries
                                               Reorganization  Reorganization   Eliminations  Consolidated
                                              ---------------  --------------   ------------  ------------

ASSETS
Current assets............................        $   497         $   436         $   (85)       $   848
Property, plant and equipment, net........            660             135              --            795
Investment in subsidiaries and affiliates.            448             216            (471)           193
Goodwill and identified intangible assets,
 net......................................            100              20              --            120
Other assets..............................             58              42              (1)            99
                                               -----------------------------------------------------------
   TOTAL ASSETS...........................        $ 1,763         $   849         $  (557)       $ 2,055
                                               ===========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities.......................        $ 1,019         $   169         $   (64)       $ 1,124
Long-term debt............................             --             210              --            210
Other liabilities.........................            198              91              --            289
                                               -----------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE         1,217             470             (64)         1,623

LIABILITIES SUBJECT TO COMPROMISE.........          1,963              --            (114)         1,849

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......         (1,417)            379            (379)        (1,417)

                                               -----------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)................................        $ 1,763         $   849         $  (557)       $ 2,055
                                               ===========================================================

                       CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

                                                Solutia and     Subsidiaries                  Solutia and
                                              Subsidiaries in      not in                     Subsidiaries
                                               Reorganization  Reorganization   Eliminations  Consolidated
                                              ---------------  --------------   ------------  ------------

ASSETS
Current assets............................        $   447         $   430         $   (72)       $   805
Property, plant and equipment, net........            674              96              --            770
Investment in subsidiaries and affiliates.            388             213            (396)           205
Goodwill and identified intangible assets,
 net......................................            100               4              --            104
Other assets..............................             62              38              --            100
                                               -----------------------------------------------------------
   TOTAL ASSETS...........................        $ 1,671         $   781         $  (468)       $ 1,984
                                               ===========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities.......................        $   644         $   176         $   (53)       $   767
Long-term debt............................             --             247              --            247
Other liabilities.........................            201              47              --            248
                                               -----------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE           845             470             (53)         1,262

LIABILITIES SUBJECT TO COMPROMISE.........          2,280              --            (104)         2,176

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......         (1,454)            311            (311)        (1,454)
                                               -----------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)................................        $ 1,671         $   781         $  (468)       $ 1,984
                                               ===========================================================




                                               SOLUTIA INC.
                                          (DEBTOR-IN-POSSESSION)

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006

                                                Solutia and     Subsidiaries                  Solutia and
                                              Subsidiaries in      not in                     Subsidiaries
                                               Reorganization  Reorganization   Eliminations  Consolidated
                                              ---------------  --------------   ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES.................................         (241)        $    57         $    --        $  (184)
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES.................................          (90)             42              --            (48)
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES.................................          351             (76)             --            275

                                               -----------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...           20              23              --             43

CASH AND CASH EQUIVALENTS:
  Beginning of year.........................           18              89              --            107
                                               -----------------------------------------------------------
  End of year...............................      $    38         $   112         $    --        $   150
                                               ===========================================================
            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005

                                                Solutia and     Subsidiaries                  Solutia and
                                              Subsidiaries in      not in                     Subsidiaries
                                               Reorganization  Reorganization   Eliminations  Consolidated
                                              ---------------  --------------   ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES.................................      $   (87)        $    63         $    --        $  (24)
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES.................................           20             (20)             --            --
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES.................................           35             (19)             --            16

                                               -----------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.................................          (32)             24              --            (8)

CASH AND CASH EQUIVALENTS:
  Beginning of year.........................           50              65              --           115
                                               -----------------------------------------------------------
  End of year...............................      $    18         $    89         $    --        $  107
                                               ===========================================================
            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004

                                                Solutia and     Subsidiaries                  Solutia and
                                              Subsidiaries in      not in                     Subsidiaries
                                               Reorganization  Reorganization   Eliminations  Consolidated
                                              ---------------  --------------   ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES.................................      $   (17)        $    58         $    --        $    41
NET CASH USED IN INVESTING ACTIVITIES.......          (73)            (24)             --            (97)
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES.................................           15              (3)             --             12

                                               -----------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................          (75)             31              --            (44)

CASH AND CASH EQUIVALENTS:
  Beginning of year.........................          125              34              --            159
                                               -----------------------------------------------------------
  End of year...............................      $    50         $    65         $    --        $   115
                                               ===========================================================

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

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         Basis of Consolidation

         The consolidated financial statements include the accounts of Solutia and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Companies in which Solutia has a significant interest but not a controlling interest are accounted for under the equity method of accounting and included in Investments in Affiliates in the Consolidated Statement of Financial Position. Solutia's proportionate share of these companies' net earnings or losses is reflected in Equity Earnings (Loss) from Affiliates in the Consolidated Statement of Operations. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, as amended, variable interest entities in which Solutia is the primary beneficiary are consolidated within the consolidated financial statements.

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

         Inventory Valuation

         Inventories are stated at cost or market, whichever is less. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value finished goods and goods in process. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. The cost of inventories in the United States, excluding supplies and CPFilms' inventory in the United States (73 percent as of both December 31, 2006, and 2005) is determined by the last-in, first-out ("LIFO") method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. The cost of inventories outside the United States, as well as supplies inventories in the United States, is determined by the first-in, first-out ("FIFO") method.

         Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. The cost of plant and equipment is depreciated over 5 to 35 years for buildings and improvements and 3 to 15 years for machinery and equipment, by the straight-line method. Periodically, Solutia conducts a complete shutdown of certain manufacturing units ("turnaround") to perform necessary inspections, repairs and maintenance. Costs associated with significant turnarounds, which include estimated costs for material, labor, supplies and contractor assistance, are accrued ratably during the period between each planned activity, which generally occurs every 2 to 3 years.

         Intangible Assets

         Intangible assets that have finite useful lives are amortized on a straight-line basis over their useful lives, generally periods ranging from 5 to 20 years. Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter, or more frequently if changes in the circumstances indicate they may not be recoverable.

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

         Distribution Costs

         Solutia includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and the other costs of its distribution network in Cost of Goods Sold in the Consolidated Statement of Operations.

         Shipping and Handling Costs

         Amounts billed for shipping and handling are included in Net Sales and the costs incurred for these activities are included in Cost of Goods Sold in the Consolidated Statement of Operations.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         Derivative Financial Instruments

         In accordance with Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended, all derivatives, whether designated for hedging relationships or not, are recognized in the Consolidated Statement of Financial Position at their fair value.

         Currency forward and option contracts are used to manage currency exposures for financial instruments denominated in currencies other than the entity's functional currency. Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be included in Other Income, net in the Consolidated Statement of Operations.

         Natural gas forward and option contracts are used to manage some of the exposure for the cost of natural gas. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position to the extent effective, and reclassified into Cost of Goods Sold in the Consolidated Statement of Operations in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of Goods Sold immediately.

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

         Currency Translation

         The local currency has been used as the functional currency for nearly all worldwide locations. The financial statements for most of Solutia's ex-U.S. operations are translated into U.S. dollars at current or average exchange rates. Unrealized currency translation adjustments are included in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position.

         Earnings (Loss) per Share

         Basic earnings (loss) per share is a measure of operating performance that assumes no dilution from securities or contracts to issue common stock. Diluted earnings (loss) per share is a measure of operating performance by giving effect to the dilution that would occur if securities or contracts to issue common stock were exercised or converted.

         Stock Option Plans

         As of January 1, 2006, Solutia adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Additionally, Solutia's existing shares of common stock, as well as options and warrants to purchase its common stock will be cancelled upon our emergence from Chapter
11. It is highly unlikely that holders of options to purchase Solutia's common stock will receive any consideration in our Chapter 11 Cases for their equity based compensation.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         Recently Issued Accounting Standards

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 eliminates income taxes from the scope of SFAS No. 5, Accounting for Contingencies.

         FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. Solutia is currently evaluating the impact of FIN 48 on the consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles (GAAP). Although, SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Solutia is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No. 158"). SFAS No. 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status would be recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. Further, SFAS No. 158 requires the unrecognized transition asset or obligation, gains or losses, and prior service costs to be recognized as a component of other comprehensive income, net of tax. SFAS No. 158 will also require the measurement of the funded status of a plan to match that of the date of the Company's fiscal-year-end financial statements, eliminating the use of earlier measurement dates previously permissible. The portions of SFAS No. 158 relating to the recognition of the funded status of a plan and the unrecognized components of net periodic benefit cost are effective for fiscal years ending after December 15, 2006. See Note 16 for the impact of SFAS No. 158 on the consolidated financial statements.

         In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities ("FSP AUG AIR-1"), that eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This staff position is effective for fiscal years beginning after December 15, 2006 and requires retrospective application to all prior period results presented. The Company has been accruing for certain major maintenance activities associated with periodic major overhauls and maintenance of equipment under the accrue-in-advance method. The anticipated impact upon adoption of FSP AUG AIR-1 on Solutia's consolidated financial statements is estimated to be an approximate $13 increase in beginning retained earnings.

3. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

         Liabilities Subject to Compromise

         Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as debtor-in-possession. These estimated claims are reflected in the Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of December 31, 2006 and 2005 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the Bankruptcy Court, negotiations with claimants, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, reconciliation of proofs of claim or other events.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         Solutia has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses; (vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of December 31, 2006 and 2005, as applicable.

   The amounts subject to compromise consisted of the following items:

                                                             DECEMBER 31,
                                                             ------------
                                                         2006            2005
                                                         ----            ----
Postretirement benefits (a)...........................  $  800          $1,098
Litigation reserves (b)...............................     111             136
Accounts payable (c)..................................     116             118
Environmental reserves (d)............................      81              82
Other miscellaneous liabilities.......................      73              74

6.72% debentures due 2037(e)..........................     150             150
7.375% debentures due 2027(e).........................     300             300
11.25% notes due 2009 (f).............................     223             223
Other (g).............................................      43              43
                                                        ------          ------
                                                           716             716
Unamortized debt discount and debt issuance costs.....     (48)            (48)
                                                        ------          ------
      TOTAL DEBT SUBJECT TO COMPROMISE................     668             668
                                                        ------          ------
TOTAL LIABILITIES SUBJECT TO COMPROMISE...............  $1,849          $2,176
                                                        ======          ======

(a) Postretirement benefits include Solutia's domestic (i) qualified pension plan of $305 and $501 as of December 31, 2006 and December
         31, 2005, respectively; (ii) non-qualified pension plan of $19 as of both December 31, 2006 and 2005; and (iii) other postretirement benefits of $476 and $578 as of December 31, 2006 and December 31, 2005, respectively. Pursuant to a Bankruptcy Court order, Solutia made payments with respect to other postretirement obligations of $96 and $85 in 2006 and 2005, respectively. Solutia also made contributions of $179 to its qualified pension plan pursuant to IRS funding requirements in 2006.
(b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of December 31, 2006 and 2005. During the second quarter 2006, Solutia transferred out of liabilities subject to compromise $20 of litigation reserves related to the PENNDOT litigation matter that were no longer deemed uncertain as a result of a favorable court ruling (as further described in Note 20). Pursuant to a Bankruptcy Court order, Solutia made annual scheduled payments of $5 in both 2006 and 2005 with respect to the Anniston litigation settlement reached in 2003.
(c) Pursuant to Bankruptcy Court orders, Solutia settled certain accounts payable liabilities subject to compromise in 2006 and 2005.
(d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. See Note 20 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.
(e) While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of annual contractual interest expense not recorded was approximately $32 in both 2006 and 2005.
(f) Pursuant to a Bankruptcy Court order, Solutia is required to continue payments of the contractual interest on its 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code;
         provided, however, that Solutia's official committee of unsecured creditors (the "Creditors' Committee") has the right at any time, and Solutia has the right at any time after the payment of the contractual interest made in July 2005, to seek to terminate
         Solutia's obligation to continue making the interest payments.
         Solutia or the Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after a showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and whether that value is decreasing during the course of Solutia's

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         bankruptcy case. The amount of annual contractual interest paid with respect to these notes was approximately $25 in both years ended December 31, 2006 and 2005, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of December 31, 2006 and 2005.
(g) Represents the debt obligation incurred upon the consolidation of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The obligation represents the synthetic lease arrangement with respect to Solutia's headquarters building.

         Reorganization Items, net

         Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         Reorganization items, net consisted of the following items:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                              2006              2005             2004
                                                                              ----              ----             ----

Professional fees (a).............................................            $  58             $  49            $  46
Contract rejection and termination costs (b)......................               --                --               20
Severance and employee retention costs (c)........................                4                12                9
Adjustments to allowed claim amounts (d) .........................               (2)               10               --
Settlement of pre-petition claims (e).............................               --               (31)              (2)
Other.............................................................               11                 9               --
                                                                             ------            ------           ------
TOTAL REORGANIZATION ITEMS, NET...................................            $  71             $  49            $  73
                                                                             ======            ======           ======

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

4.  ACQUISITIONS AND DIVESTITURES

         On March 1, 2006, pursuant to a stock purchase agreement among Solutia, Vitro S.A. de C.V. ("Vitro") and Vitro Plan S.A. de C.V. ("Vitro Plan"), a 100% owned subsidiary of Vitro, Solutia acquired Vitro Plan's 51 percent stake in Quimica M, S.A. de C.V. ("Quimica") (originally formed in 1996 as a joint venture between Vitro, Vitro Plan, and Monsanto) for approximately $20 in cash. As a result of this acquisition, Solutia became the sole owner of Quimica and its plastic interlayer plant located in Puebla, Mexico. Pursuant to the purchase agreement, Solutia also entered into supply agreements with Vitro Flex S.A. de C.V. and Vitro Automotriz S.A. de C.V. to provide their requirements for most SAFLEX(R) plastic interlayer products for up to five years. This acquisition reflects Solutia's commitment to meet the growing global demand for its SAFLEX(R) plastic interlayer products.

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

         Astaris, a 50/50 joint venture with FMC Corporation ("FMC"), divested substantially all of its operating assets in the fourth quarter 2005. Under the terms of the agreement, Israel Chemicals Limited ("ICL") purchased substantially all of the operating assets of Astaris for $255, subject to certain purchase price adjustments. As a result of this divestiture of assets,

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Solutia realized a $50 net gain on sale recorded in Equity Earnings (Loss) from Affiliates in the Consolidated Statement of Operations. In addition, certain of the assets and liabilities of Astaris that were not included in the sale to ICL were transferred to Solutia and FMC. Generally, these assets and liabilities consist of property originally contributed to the joint venture by Solutia and FMC, as well as associated liabilities.

         In December 2004, Solutia sold the assets of Axio Research Corporation ("Axio") for less than $1, resulting in a loss on sale of $1.

         Discontinued Operations

         On August 22, 2006, Solutia's 100% owned subsidiary Solutia Europe S.A./N.V. ("SESA"), sold its pharmaceutical services business to Dishman Pharmaceuticals & Chemicals Ltd. ("Dishman"). Under the terms of the sale, Dishman purchased 100 percent of the stock of the pharmaceutical services business, as well as certain other assets used in the pharmaceutical services business, for $77, subject to certain purchase price adjustments. Dishman also assumed substantially all of the liabilities relating to the pharmaceutical services business, other than certain liabilities that arose prior to the closing of the transaction and liabilities under certain employment agreements. SESA agreed, subject to certain exceptions, that for a period of three years after the closing of the transaction neither it nor its affiliates will compete with the pharmaceutical services business or solicit for employment certain employees of the pharmaceutical services business and their current affiliates.

         The pharmaceutical services business was a component of the Performance Products segment prior to the classification as discontinued operations. Solutia recorded a gain on the sale of the pharmaceutical services business of $49. Further, Solutia used $51 of the proceeds from the sale to pay down SESA's (euro)200 million credit facility (as described in Note 14).

         The carrying amounts of assets and liabilities from discontinued operations have been classified as current in the Consolidated Statement of Financial Position and consisted of the following:

                                                                DECEMBER 31,       DECEMBER 31,

                                                                    2006               2005
                                                                    ----               ----
ASSETS:
Trade receivables............................................      $  --               $  7
Miscellaneous receivables....................................         --                  1
Inventories..................................................         --                 13
Prepaid expenses and other assets............................         --                  1
Property, plant and equipment, net...........................         --                 34
Identified intangible assets, net............................         --                  7
Other assets.................................................         --                  6
                                                                   -----               ----
         Assets of discontinued operations...................      $  --               $ 69
                                                                   =====               ====

LIABILITIES:
Accounts payable.............................................      $  --               $  4
Accrued liabilities..........................................          1                 17
Other liabilities............................................         --                  5
                                                                   -----               ----
         Liabilities of discontinued operations..............      $   1               $ 26
                                                                   =====               ====

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         The operating results of the pharmaceutical services business have been reported separately as discontinued operations, net of tax, in the Consolidated Statement of Operations for each period presented. Net sales and income from discontinued operations are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------

                                                        2006          2005           2004
                                                        ----          ----           ----
Net sales ....................................          $ 42           $66           $ 60
Income (loss) before income taxes.............            54             5            (36)
Income tax expense (benefit) .................            (4)            1             (4)
                                                        ----           ---           ----
INCOME (LOSS) FROM DISCONTINUED OPERATIONS ...          $ 58           $ 4           $(32)
                                                        ====           ===           ====

         Solutia recorded a gain on the sale of the pharmaceutical services business of $49. The gain on sale was exempt from tax outside the United States and no gain was realized for United States tax purposes.

5.  INCOME (LOSS) PER SHARE

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                              2006              2005              2004
                                                                              ----              ----             ----
Income (Loss) from Continuing Operations..........................           $  (47)           $    7           $ (284)
Income (Loss) from Discontinued Operations, net of tax............               58                 4              (32)
                                                                             ------            ------           ------
Income (Loss) Before Cumulative Effect of Change in Accounting
 Principle........................................................               11                11             (316)
Cumulative Effect of Change in Accounting Principle, net of tax...               --                (3)              --
                                                                             ------            ------           ------
Net Income (Loss).................................................           $   11            $    8           $ (316)
                                                                             ======            ======           ======

Basic and Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations..........................           $(0.45)           $ 0.07           $(2.72)
Income (Loss) from Discontinued Operations, net of tax............             0.56              0.04            (0.30)
                                                                             ------            ------           ------
Income (Loss) Before Cumulative Effect of Change in Accounting
 Principle........................................................             0.11              0.11            (3.02)
Cumulative Effect of Change in Accounting Principle, net of tax...               --             (0.03)              --
                                                                             ------            ------           ------
Basic and Diluted Income (Loss) per Share.........................           $ 0.11            $ 0.08           $(3.02)
                                                                             ------            ------           ------


Basic and Diluted Weighted Average Shares Outstanding (in millions)           104.5             104.5            104.5
                                                                              -----             -----            -----


6.  RESTRUCTURING RESERVES

         During 2006, Solutia recorded $3 of decommissioning and dismantling costs primarily as a result of the 2005 shut-down of its acrylic fibers business, and $3 of asset write-downs. Solutia also recorded $3 of future contractual payments related to the termination of a third party manufacturing agreement. These costs were all recorded within Reorganization Items, net with $4 in the Integrated Nylon segment and $5 in the Performance Products segment. In addition, Solutia recorded $8 of severance and retraining costs in 2006 with $4 recorded in Reorganization Items, net and $3 in Marketing and Administrative expenses and $1 in Cost of Goods Sold involving headcount reductions within the Integrated Nylon and Performance Products segments. Cash outlays associated with the restructuring actions were funded from operations.

         During 2005, Solutia recorded restructuring charges of $13 in Reorganization Items, net involving the shut-down of its acrylic fiber operations at its plant in Decatur, Alabama and the shut-down of its nylon industrial fiber manufacturing unit at its plant in Pensacola, Florida. This $13 of net charges from the closure of these businesses included $12 of asset write-downs, $7 of decontamination and dismantling costs and $4 of severance and retraining costs, partially offset by a $7 gain from the reversal of the LIFO reserve associated with the inventory sold and/or written off as part of the business shut-down

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

and a $3 gain from the sale of certain acrylic fibers assets. In addition, Solutia recorded $4 of severance and retraining costs in 2005 with $2 recorded in Reorganization Items, net and $2 in Cost of Goods Sold involving headcount reductions within the Integrated Nylon and Performance Products segments, as well as the corporate function. Cash outlays associated with the restructuring actions were funded from operations.

         The following table summarizes the above noted restructuring charges, amounts utilized to carry out those plans and amount remaining at December 31, 2006:

                                      DECOMMISSIONING/   FUTURE CONTRACTUAL   EMPLOYMENT       ASSET
                                         DISMANTLING          PAYMENTS        REDUCTIONS    WRITE-DOWNS      TOTAL
                                      ---------------------------------------------------------------------------------

Balance at January 1, 2005..........         $ 5              $ 12               $ --          $ --          $ 17
  Charges taken.....................           7                --                  8            12            27
  Amounts utilized..................         (10)              (12)                (6)          (12)          (40)
                                      ---------------------------------------------------------------------------------
Balance at December 31, 2005........         $ 2              $ --               $  2          $ --          $  4
  CHARGES TAKEN.....................           3                 3                  8             3            17
  AMOUNTS UTILIZED..................          (4)               (1)                (8)           (3)          (16)
                                      ---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2006........         $ 1              $  2               $  2          $ --          $  5
                                      =================================================================================

         Restructuring reserves of less than $1 as of December 31, 2006 were included in Liabilities Subject to Compromise in the Consolidated Statement of Financial Position. See Note 3 for further description of Solutia's Liabilities Subject to Compromise. In addition, Solutia expects the majority of the $5 of restructuring liabilities classified as not subject to compromise as of December 31, 2006 to be utilized within the next twelve months. Given the inherent uncertainties associated with the bankruptcy process, Solutia cannot forecast its level of future spending for restructuring reserves classified as subject to compromise.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill

         Goodwill of $89 and $76 at December 31, 2006 and 2005, respectively, was allocated to the Performance Products segment. This $13 increase in goodwill was a result of the Quimica acquisition (as further described in Note
4), of which $5 resulted from the 2006 acquisition and $8 resulted from the original acquisition in 1996 that was previously accounted for under the equity method of accounting. There were no impairments to the net carrying amount of goodwill during the year ended December 31, 2006.

         Identified Intangible Assets

         Identified intangible assets generally are comprised of (i) amortizable contract-based intangible assets with finite useful lives, and
(ii) indefinite-lived trademarks not subject to amortization. These intangible assets are summarized in aggregate as follows:

                                                                               DECEMBER 31,
                                               -----------------------------------------------------------------------------
                                                               2006                                    2005
                                               -------------------------------------    ------------------------------------
                                                  GROSS                       NET          GROSS                      NET
                                                CARRYING   ACCUMULATED     CARRYING      CARRYING   ACCUMULATED    CARRYING
                                                  VALUE    AMORTIZATION      VALUE         VALUE    AMORTIZATION     VALUE
                                               -------------------------------------    ------------------------------------
Amortizable intangible assets (a).........        $  12      $  (7)         $   5         $   8       $  (6)        $   2
Trademarks................................           26         --             26            26          --            26
                                               -------------------------------------    ------------------------------------
TOTAL IDENTIFIED INTANGIBLE ASSETS........
                                                  $  38      $  (7)         $  31         $  34       $  (6)        $  28
                                               =====================================    ====================================

(a) The $4 increase in Gross Carrying Value was a result of the Quimica acquisition (as further described in Note 4). Further, there were no write downs or disposals of Amortizable Intangible Assets in 2006.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         There were no changes to amortizable lives or methods during the year ended December 31, 2006. In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $1 annually from 2007 through 2010 and less than $1 in 2011.

8.  RISK MANAGEMENT ACTIVITIES

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

         Solutia also enters into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be recorded in Other Income, net in the period. There was a net loss of $3, $1, and $3 recorded in the years ended December 31, 2006, 2005 and 2004. Solutia had currency forward and option contracts to purchase and sell $181 and $365 of currencies as of December 31, 2006 and 2005, respectively, comprised principally of the Euro, British Pound-Sterling, Swiss Franc and U.S. Dollar.

         Interest Rate Risk

         Interest rate risk is primarily related to changes in interest expense from floating rate debt. Solutia believes its current debt structure mitigates some of the risk associated with changes in interest rates due to the combination of fixed versus floating rate debt instruments. Further, periodically, the Company does enter into contracts to further mitigate interest rate risk.

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

         As of December 31, 2006, less than $1 of after-tax unrealized net losses on derivative instruments was recorded in Accumulated Other Comprehensive Loss and is expected to be reclassified into Cost of Goods Sold in the first quarter of 2007. The actual purchases of energy, which are expected to occur during the next 3 months, will necessitate the reclassification of the derivative losses into Cost of Goods Sold. There were no gains or losses recorded in Cost of Goods Sold as a result of the ineffectiveness of any hedging contacts, and no cash flow hedges were discontinued during 2006 or 2005 due to changes in expectations on the original forecasted transactions. Solutia had commodity forward contracts with notional amounts of $2 and $9 as of December 31, 2006 and 2005, respectively.

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

9.  INVESTMENTS IN AFFILIATES

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

         At December 31, 2006, Solutia's investments in affiliates consisted principally of its 50 percent interests in the Flexsys and Siratsa joint ventures for which Solutia applies the equity method of accounting. Summarized combined financial information for 100 percent of the Flexsys and Siratsa joint ventures is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                           2006            2005           2004
                                           ----            ----           ----
RESULTS OF OPERATIONS:
   Net sales............................   $606            $963           $878
   Gross profit ........................    155             233            140
   Operating income (loss)..............     91             108            (18)
   Net income (loss)....................     66             192            (46)


                                                        DECEMBER 31,
                                                        ------------
                                                    2006            2005
                                                    ----            ----
       FINANCIAL POSITION:
          Current assets.......................     $267            $271
          Non-current assets...................      355             368
          Current liabilities..................      170             143
          Non-current liabilities..............       72             133

         Solutia's investment in Flexsys as of December 31, 2006 and 2005 exceeded Solutia's proportionate share of the underlying equity of Flexsys by $5 and $1, respectively, primarily due to goodwill recorded by Solutia at inception of the joint venture. Solutia received a $25 dividend from Flexsys during the third quarter 2006, while there were no dividends from either Flexsys or Siratsa during 2005.

                                              SOLUTIA INC.
                                         (DEBTOR-IN-POSSESSION)

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

10.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                                   DECEMBER 31,
                                                                                   ------------
INVENTORIES                                                                  2006                 2005
                                                                             ----                 ----

Finished goods................................................               $ 226                $ 236
Goods in process..............................................                 165                  131
Raw materials and supplies....................................                  92                   93
                                                                            ------               ------
Inventories, at FIFO cost.....................................                 483                  460
Excess of FIFO over LIFO cost.................................                (209)                (206)
                                                                            ------               ------
TOTAL.........................................................               $ 274                $ 254
                                                                            ======               ======

Inventories at FIFO approximate current cost.

                                                                                   DECEMBER 31,
                                                                                   ------------
PROPERTY, PLANT AND EQUIPMENT                                                2006                 2005
                                                                             ----                 ----

Land..........................................................               $  18                $  19
Leasehold improvements........................................                  37                   37
Buildings.....................................................                 435                  412
Machinery and equipment.......................................               2,757                2,734
Construction in progress......................................                  66                   50
                                                                            ------               ------
Total property, plant and equipment...........................               3,313                3,252
Less accumulated depreciation.................................              (2,518)              (2,482)
                                                                            ------               ------
TOTAL.........................................................               $ 795                $ 770
                                                                            ======               ======

                                                                                   DECEMBER 31,
                                                                                   ------------
ACCRUED LIABILITIES                                                          2006                 2005
                                                                             ----                 ----

Wages and benefits............................................               $  61                $  54
Accrued selling expenses......................................                  32                   34
Accrued interest..............................................                  20                   23
Other.........................................................                 132                  112
                                                                            ------               ------
TOTAL.........................................................               $ 245                $ 223
                                                                            ======               ======

11.  VARIABLE INTEREST ENTITIES

         Solutia has a synthetic lease related to its corporate headquarters in St. Louis, Missouri, entered into in 1999, that qualifies as a variable interest entity ("VIE"). Based on the terms of the lease agreement and the residual value guarantee Solutia provides to the lessor, Solutia concluded it is the primary beneficiary of the VIE and is consolidated in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities. As a result, the property, plant and equipment of $32 and long-term debt of $43 held by the VIE are included in the Consolidated Statement of Financial Position.

12.  ASSET RETIREMENT OBLIGATIONS

         In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement, including those that may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available.

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

         Asset retirement obligations were estimated for each of Solutia's operating locations, where applicable, based upon Solutia's current and historical experience, adjusted for factors that a third-party would consider, such as overhead, profit and market risk premium. Estimated obligations were escalated based upon the anticipated timing of the related cash flows using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate. The impact of adoption resulted in a charge of $3 recorded as a cumulative effect of change in accounting principle (net of tax of $1) in the Consolidated Statement of Operations in 2005.

         The pro-forma effects of the application of FIN 47 for the years ended December 31, 2005 and 2004 for these specific conditional asset retirement obligations are presented below:

                                                                       AS OF AND FOR THE YEAR
                                                                       ----------------------
                                                                          ENDED DECEMBER 31,
                                                                          ------------------
Pro-forma amounts assuming the accounting change is applied             2005            2004
retroactively net of tax:                                               ----            ----
Net income (loss)..................................................    $    8          $ (317)
Net income (loss) per basic and diluted share......................    $ 0.08          $(3.03)

Pro-forma amounts of liability for asset retirement obligation at
 beginning of period...............................................    $    4          $    4
                                                                       ------          ------
Pro-forma amounts of liability for asset retirement obligation at
 end of period.....................................................    $    5          $    4
                                                                       ------          ------

         At December 31, 2006 and 2005, the Company had a liability pertaining to the asset retirement obligation in Other Liabilities on the Consolidated Statement of Financial Position. The following is a reconciliation of the beginning and ending carrying amount of the Company's asset retirement obligation and the related assets:

                                                                        2006            2005
                                                                        ----            ----
Asset retirement obligation, beginning of period...................    $    5          $   --
Cumulative effect of change in accounting principle................        --               7
Asset retirement obligation reclassed to liabilities of
 discontinued operations...........................................        --              (2)
Accretion expense..................................................        --              --
                                                                       ------          ------
Asset retirement obligation, end of period.........................    $    5          $    5
                                                                       ======          ======

         The net book value of the related long-lived assets is less than $1 for both 2006 and 2005.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


13.  INCOME TAXES

         The components of income (loss) from continuing operations before income taxes were:

                                                               YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                        2006            2005            2004
                                                        ----            ----            ----
United States..................................        $   (66)        $   (30)        $  (300)
Outside United States..........................             37              49              14
                                                       -------         -------         -------
TOTAL..........................................        $   (29)        $    19         $  (286)
                                                       =======         =======         =======

         The components of income tax expense (benefit) recorded in continuing operations were:

                                                               YEAR END DECEMBER 31,
                                                  -----------------------------------------------
                                                        2006            2005            2004
                                                        ----            ----            ----
Current:
    U.S. federal...............................        $    --         $    --         $    (5)
    U.S. state.................................             --              --              (1)
    Outside United States......................             13               4              10
                                                       -------         -------         -------
                                                            13               4               4

Deferred:
    U.S. federal...............................             --              --              --
    U.S. state.................................             --              --              --
    Outside United States......................              5               8              (6)
                                                       -------         -------         -------
                                                             5               8              (6)
                                                       -------         -------         -------

Total..........................................        $    18         $    12         $    (2)
                                                       =======         =======         =======

         Income tax (benefit) expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income from continuing operations before income taxes as a result of the following:

                                                               YEAR END DECEMBER 31,
                                                  -----------------------------------------------
                                                        2006            2005            2004
                                                        ----            ----            ----
DOLLARS IN MILLIONS

Income Tax at federal statutory rate...........        $   (10)        $     7         $  (100)
Increase (reduction) in income taxes due to:
   U.S. state income taxes.....................             (3)             (3)            (11)
   Export tax benefit..........................             (2)             (3)             (3)
   Taxes related to foreign earnings...........              6               8               1
   Valuation allowances........................             24              12             108
   Income from equity affiliates...............            (10)             (9)             (3)
   Surrendered losses from equity affiliate (a)             (4)            (11)             --
   Reorganization costs........................             12              13              13
   Tax contingency adjustment..................              8              --              (6)
   Other.......................................             (3)             (2)             (1)
                                                       -------         -------         -------
INCOME TAX EXPENSE (BENEFIT) ..................           $ 18         $    12         $    (2)
                                                       =======         =======         =======

(a) During 2006, a non-consolidated equity affiliate surrendered a prior year loss that was used to offset a foreign subsidiary's taxable income in the United Kingdom. During 2005, a non-consolidated equity affiliate surrendered prior years losses that were used to offset a foreign subsidiary's taxable income in the United Kingdom.

                                          SOLUTIA INC.
                                     (DEBTOR-IN-POSSESSION)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

   Deferred income tax balances were related to:

                                                                           DECEMBER 31,
                                                                 --------------------------------
                                                                     2006                2005
                                                                     ----                ----

   Postretirement benefits....................................      $  318              $  421
   Environmental liabilities..................................          53                  51
   Inventory..................................................          16                  16
   Insurance reserves.........................................          43                  50
   Miscellaneous accruals.....................................          15                  18
   Equity affiliates..........................................           8                  15
   Net operating losses.......................................         412                 295
   Other......................................................          51                  48
                                                                    ------              ------
   TOTAL DEFERRED TAX ASSETS                                           916                 914
   Less: Valuation allowances.................................        (698)               (705)
                                                                    ------              ------
   DEFERRED TAX ASSETS LESS VALUATION ALLOWANCES                       218                 209
                                                                    ------              ------

   Property...................................................        (146)               (159)
   Accrued interest...........................................         (39)                (26)
   Other......................................................         (20)                (15)
                                                                    ------              ------
   TOTAL DEFERRED TAX LIABILITIES                                     (205)               (200)
                                                                    ------              ------

   NET DEFERRED TAX ASSETS....................................      $   13              $    9
                                                                    ======              ======

         At December 31, 2006, research and development tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $5, all of which will expire in 2019 through 2022. At December 31, 2006, various federal, state and foreign net operating loss carryforwards are available to offset future taxable income. These net operating losses expire from 2007 through 2026 or have an indefinite carryforward period. Valuation allowances have been provided for the tax credit and net operating loss carryforwards that are not likely to be utilized. Income taxes and remittance taxes have not been recorded on $87 of undistributed earnings of subsidiaries because Solutia intends to reinvest those earnings indefinitely.

         Solutia reduced the valuation allowances by $(7) in 2006 of which $24 was recorded in Income Tax Expense (Benefit) in the Consolidated Statement of Operations and $(31) was recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Comprehensive Income (Loss). The valuation allowances are principally provided for the U.S. deferred tax assets as Solutia continues to no longer believe that the "more likely than not" recognition criteria outlined in SFAS No. 109, Accounting for Income Taxes, were appropriate given a combination of factors surrounding Solutia's Chapter 11 bankruptcy filing including: (i) the possibility that all or a substantial portion of the loss and credit carryforwards and tax bases of assets could be reduced to the extent of cancellation of indebtedness occurring as part of a reorganization plan; (ii) the possibility that all or a substantial portion of the loss and credit carryforwards could become limited if a change in ownership occurs as a result of a reorganization plan; and (iii) updated expectations regarding near-term taxable income.

         As of December 31, 2006, the Internal Revenue Service ("IRS") had completed its examination of the income tax returns of Solutia through 2001. No other years are currently being examined by the IRS. In addition, Solutia is subject to audits in several state and foreign jurisdictions. Solutia believes that it has adequate contingency reserves established for probable adjustments resulting from these audits. During 2006, Solutia increased its tax contingency reserves by $8 based on expected outcomes of income tax audits in various jurisdictions. The tax contingency reserves were adjusted by less than $(1) in 2005.


14.  DEBT OBLIGATIONS

         As of December 31, 2006, Solutia's debt obligations include borrowings from its DIP credit facility, notes and debentures. The weighted average interest rate on Solutia's total debt outstanding at December 31, 2006 was 8.4 percent compared to 8.7 percent at December 31, 2005. Excluding debt subject to compromise, with the exception of the 11.25 percent notes due 2009 on which the Bankruptcy Court has permitted continued payments of the contractual interest (see

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Note 3 for further description of these notes due 2009), the weighted average interest rate on total debt was 8.9 percent at December 31, 2006, compared to
9.8 percent at December 31, 2005. The weighted average interest rate on Solutia's short-term debt outstanding at December 31, 2006, was 9.0 percent as compared to 8.5 percent at December 31, 2005. As a result of the Chapter 11 filing, Solutia was in default on all its debt agreements as of December 31, 2006, with the exception of its DIP credit facility and SESA's (euro)200 million Facility Agreement ("Facility Agreement"). While operating as a debtor-in-possession during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on all unsecured pre-petition indebtedness in accordance with SOP 90-7, with the exception of the 11.25 percent notes due 2009. The amount of contractual interest not recorded was $32 in 2006, 2005 and 2004. Contractual interest is payable semiannually in January and July for the 11.25 percent notes due 2009. The DIP credit facility had $650 of borrowings at December 31, 2006 and $300 at December 31, 2005 and was classified as a current liability at both reporting dates. At both December 31, 2006 and 2005, Solutia had $95 and $131, respectively, of availability under the DIP credit facility due to borrowings and amounts outstanding under letter of credit facilities.

         Long-term debt consisted of the following as of December 31,

                                                        2006       2005
                                                        ----       ----

6.72% debentures due 2037........................         150        150
10.00% Euro notes due 2008 ......................          --        247
Facility Agreement due 2011 .....................         210         --
11.25% notes due 2009............................         223        223
7.375% debentures due 2027.......................         300        300
Other............................................          43         43
                                                       ------     ------
      Total principal amount.....................         926        963
Unamortized net discount (a).....................          --         --
                                                       ------     ------
                                                          926        963
Less amounts subject to compromise (Note 3)......        (716)      (716)
                                                       ------     ------
TOTAL............................................      $  210     $  247
                                                       ======     ======

     (a) Unamortized net discount of $48 as of both December 31, 2006 and December 31, 2005 is included in liabilities subject to compromise, as further described in Note 3.

         Amendments to DIP Financing Agreement

         Solutia amended its DIP credit facility on March 17, 2006 with Bankruptcy Court approval. This amendment, among other things, (i) increased the DIP credit facility from $525 to $825; (ii) extended the term of the DIP credit facility from June 19, 2006 to March 31, 2007; (iii) decreased the interest rate on the term loan component of the DIP credit facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; (vi) allowed refinancing of, and certain amendments to, SESA's outstanding Euronotes; and (vii) amended certain financial and other covenants. Note 23 describes an additional amendment to the DIP financing agreement made subsequent to December 31, 2006.

         Solutia analyzed the modifications of the DIP credit facility in March 2006 in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 02-04, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and recorded a charge of approximately $8 to record the write-off of debt issuance costs and to record the DIP credit facility as modified at its fair value. In addition, $1 of unamortized debt issuance costs associated with the DIP credit facility were written off at the time of modification in March 2006.

         Solutia amended its DIP financing agreement on June 1, 2005 and received Bankruptcy Court approval on July 25, 2005. The amendment reduced the interest rate on the term loan component of the DIP credit facility to LIBOR plus 4.25 percent from the previous interest rate of the greater of the prime rate plus 4.0 percent or 8.0 percent, extended the maturity date of the current facility to June 19, 2006 from the previous December 19, 2005 maturity date, and made other minor

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

modifications. No changes were made to the financial covenants contained in the DIP agreement aside from extending the financial covenant requirements to be commensurate with the new maturity date of the DIP agreement.

         Euronotes Refinancing

         On July 26, 2006, Solutia's indirect 100% owned subsidiary Solutia Services International S.C.A./Comm. V.A ("SSI"), a subsidiary of SESA, entered into a Facility Agreement guaranteed by SESA and CPFilms Vertriebs GmbH, a subsidiary of SESA. Closing of the Facility Agreement occurred on August 1, 2006. SESA used the proceeds of the Facility Agreement to refinance all of its
(euro)200 million of 10 percent Senior Secured Notes (the "Euronotes") on August 1, 2006 at a prepayment premium of 3 percent, as required pursuant to the Euronotes, for a total redemption amount of approximately (euro)215 million, including accrued interest. The Euronotes were refinanced to reduce the interest rate, extend the term of the indebtedness and facilitate certain dispositions by Solutia, including the sale of its pharmaceutical services business as described in Note 4.

         The Facility Agreement has a five-year term, with a termination date of July 31, 2011 and an adjustable rate structure which is EURIBOR plus 275 basis points. The margin is subject to adjustment upon the occurrence of certain events specified in the Facility Agreement or upon SESA and its subsidiaries attaining certain financial benchmarks. The Facility Agreement consists of a (euro)160 million term loan and a (euro)40 million term loan. The (euro)40 million term loan was repaid from the proceeds of the sale of Solutia's pharmaceutical services business (as further described in Note 4). The Facility Agreement is secured by substantially all of the assets of SESA and its subsidiaries. The Facility Agreement also contains other customary terms and conditions, including certain financial covenants relating to the performance of SESA and its subsidiaries.

15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

         The recorded amounts of cash, trade receivables, third-party guarantees, accounts payable and short-term debt approximate their fair values at both December 31, 2006 and 2005, respectively.

         The estimated fair value of Solutia's long-term debt not subject to compromise was $214 at December 31, 2006 and $248 as of December 31, 2005. These estimates compare with the recorded amount of $210 in 2006 and $247 in 2005. Fair value of the debt subject to compromise cannot be fairly determined due to the inherent uncertainties underlying the valuation assumptions affected by the Chapter 11 bankruptcy proceedings.

         The estimated fair value of Solutia's foreign currency forward and option contracts on intercompany financing transactions was $1 at December 31, 2006 and less than $1 at December 31, 2005. Notional amounts for these forward and option contracts to purchase and sell foreign currencies were $181 at December 31, 2006, and $365 at December 31, 2005.

         The estimated fair value of Solutia's commodity forward contracts was less than a $1 and an approximate $1 loss at December 31, 2006 and 2005, respectively. Notional amounts for these commodity forward contracts were $2 and $9 at December 31, 2006 and 2005, respectively.

         Fair values are estimated by the use of quoted market prices; estimates obtained from brokers and other appropriate valuation techniques and are based upon information available as of both December 31, 2006, and December 31, 2005. The fair-value estimates do not necessarily reflect the values Solutia could realize in the current market.

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

         Certain employees also participate in benefit programs that provide certain health care and life insurance benefits for retired employees. All regular, full-time U.S. employees and certain employees in other countries who were employed by Solutia on or before December 31, 1998, may become eligible for these benefits if they reach retirement age while employed by Solutia and have the required years of service. These postretirement benefits are unfunded and are generally based on the employee's age, years of service and/or compensation level. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits. Solutia amended its U.S. postretirement plan in 2005 for union, active employees and in 2004 for non-union, active employees (as further described below). In connection with the Solutia Spinoff, Solutia assumed retiree medical liabilities for its applicable active employees and for approximately two-thirds of the retired U.S. employees of Pharmacia.

         Solutia uses a measurement date of December 31 for the majority of its pension and other postretirement benefit plans. The amounts disclosed below do not reflect the impact of any changes to the benefit plans that might be contemplated as a result of the bankruptcy filing. In addition, the accrued liabilities for domestic pension and other postretirement obligations have been classified as liabilities subject to compromise as of December 31, 2006 and 2005 (see Note 3).

         Net Periodic Cost

         For the years ended December 31, 2006, 2005, and 2004, Solutia's pension and healthcare and other benefit costs were as follows:

                                                        PENSION BENEFITS                 HEALTHCARE AND OTHER BENEFITS
                                                        ----------------                 -----------------------------
                                                2006          2005          2004         2006         2005         2004
                                                ----          ----          ----         ----         ----         ----
Service costs for benefits earned.............. $   4        $    6        $   14       $    5       $    5       $    8
Interest cost on benefit obligation............    65            68            77           29           33           42
Assumed return on plan assets..................   (60)          (61)          (75)          --           --           --
Prior service costs ...........................    --             2             6          (11)         (10)         (13)
Actuarial net (gain)/loss......................    14            14             7            7           14            7
Net curtailment and settlement charges/(gains).    --            17            73           --           (4)         (38)
                                                -----        ------        ------       ------       ------       ------
TOTAL.......................................... $  23        $   46        $  102       $   30       $   38       $    6
                                                =====        ======        ======       ======       ======       ======

         Curtailments and Settlements
         ----------------------------

         Solutia amended its U.S. postretirement plan in 2006 for retiree participants to be effective January 1, 2007. The changes terminate medical benefits for certain retirees who are Medicare eligible, and if not Medicare eligible, to terminate medical benefits on the earlier of (a) the date such retirees or participants become Medicare eligible if such date is on or after January 1, 2007 or (b) October 19, 2016. This action resulted in a curtailment of the U.S. postretirement plan, as defined by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, due to the termination of medical benefits provided to retiree participants in Solutia's U.S. postretirement plan. The net result of this action in 2006 was a $40 gain due primarily to the required recognition of prior service gains that were expected to be amortized into earnings over the estimated future service period of the plan participants.

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

         Solutia recorded pension settlement charges of $10 in both 2005 and 2004 resulting principally from the significant amount of lump sum distributions from Solutia's U.S. qualified pension plan during each of those years relating primarily to headcount reductions. In addition, Solutia recorded a curtailment loss of $1 during 2004 due to the reduction in anticipated future service of participants in Solutia's Canadian pension plan resulting from headcount reductions.

         Actuarial Assumptions
         ---------------------

         The significant actuarial assumptions used to determine net periodic cost for Solutia's principal pension, healthcare and other benefit plans were as follows:

                                                    PENSION BENEFITS         HEALTHCARE AND OTHER BENEFITS
                                                    ----------------         -----------------------------
                                                  2006            2005            2006            2005
                                                  ----            ----            ----            ----
Discount rate.................................... 5.50%           5.50%           5.50%           5.25%
Expected return on plan assets................... 8.75%           9.00%            N/A             N/A
Rate of compensation increase (a)................ 4.00%           4.00%            N/A             N/A
Assumed trend rate for healthcare costs .........  N/A             N/A            9.00%           8.00%
Ultimate trend rate for healthcare costs.........  N/A             N/A            5.00%           5.00%

     (a) The rate of compensation increase in 2006 and 2005 relates specifically to Solutia's foreign pension plans. The rate of compensation increase is not applicable to the valuation of U.S. pension plans as of December 31, 2006 and 2005 due to the aforementioned cessation of future benefit accruals in 2005 and 2004 for participants in the U.S. pension plans.

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

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2006:

                                                                       1-PERCENTAGE-        1-PERCENTAGE-
                                                                      POINT INCREASE       POINT DECREASE
                                                                      --------------       --------------
Effect on postretirement benefit obligation...................                  $ 3                 $ (3)
Effect on total service and interest cost components .........                   --                   --

         Solutia's costs for postretirement medical benefits are capped for many current retirees and for active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

         Benefit Obligations

         Components of the changes in the benefit obligation of Solutia's principal pension, healthcare and other benefit plans were as follows:

                                                     PENSION BENEFITS         HEALTHCARE AND OTHER BENEFITS
                                                     ----------------         -----------------------------
                                                   2006            2005            2006            2005
                                                   ----            ----            ----            ----
CHANGES IN BENEFIT OBLIGATION
  Benefit obligation at January 1...............  $1,240          $1,319          $  579          $  717
  Service costs.................................       4               6               5               5
  Interest cost.................................      65              68              29              33
  Contributions.................................       2               1              21              23
  Actuarial (gain) losses.......................      --              44              (6)            (81)
  Foreign currency .............................      17             (14)             --              --
  Plan amendments ..............................      --             (19)            (40)            (10)
  Federal subsidy on benefits paid .............      --              --               7              --
  Benefits paid.................................    (148)           (165)           (110)           (108)
                                                  ------          ------          ------          ------
  BENEFIT OBLIGATION AT DECEMBER 31.............  $1,180          $1,240          $  485          $  579
                                                  ======          ======          ======          ======

         The accumulated benefit obligation was $1,157 and $1,217 as of December 31, 2006 and 2005, respectively.

         The significant actuarial assumptions used to estimate the projected benefit obligation for Solutia's principal pension, healthcare and other benefit plans were as follows:

                                                     PENSION BENEFITS         HEALTHCARE AND OTHER BENEFITS
                                                     ----------------         -----------------------------
                                                   2006            2005            2006            2005
                                                   ----            ----            ----            ----
Discount rate...................................    5.75%           5.50%           5.75%           5.50%
Expected return on plan assets..................    8.75%           9.00%            N/A             N/A
Rate of compensation increase (a)...............    4.00%           4.00%            N/A             N/A
Assumed trend rate for healthcare costs ........     N/A             N/A            8.00%           9.00%
Ultimate trend rate for healthcare costs........     N/A             N/A            5.00%           5.00%

     (a) The rate of compensation increase in 2006 and 2005 relates specifically to Solutia's foreign pension plans. The rate of compensation increase is not applicable to the valuation of U.S. pension plans as of December 31, 2006 and 2005 due to the aforementioned cessation of future benefit accruals in 2005 and 2004 for participants in the U.S. pension plans.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         Plan Assets

         Components of the changes in fair value of plan assets of Solutia's pension plans were as follows:

                                                              PENSION BENEFITS
                                                              ----------------
                                                           2006              2005
                                                           ----              ----
CHANGES IN FAIR VALUE OF PLAN ASSETS
  Fair value of plan assets at January 1..........        $  700            $  811
  Actual return on plan assets....................            76                59
  Contributions...................................           186                 5
  Foreign currency................................            13               (10)
  Benefits paid...................................          (148)             (165)
                                                          ------            ------
  FAIR VALUE OF PLAN ASSETS AT DECEMBER 31........        $  827            $  700
                                                          ------            ------

         The other postretirement benefits plans are unfunded as of December 31, 2006 and 2005.

         The asset allocation for Solutia's pension plans as of December 31, 2006 and 2005, and the target allocation for 2007, by asset category, follows.

                                                           PERCENTAGE OF PLAN ASSETS AT DECEMBER 31,
                                                           -----------------------------------------
  ASSET CATEGORY          2007 TARGET ALLOCATION              2006                            2005
  --------------          ----------------------              ----                            ----
Equity securities                   67%                        68%                             67%
Debt securities                     30                         29                              29
Other                                3                          3                               4
                                   ---                        ---                             ---
Total                              100%                       100%                            100%

         The Solutia defined benefit plan investment strategy is to maintain an asset allocation that is diversified among multiple asset classes, and among multiple managers within each asset class, in order to minimize the risk of large losses and to maximize the long-term risk-adjusted rate of return.

         Funded Status

         The funded status of Solutia's principal pension, healthcare and other benefit plans at December 31, 2006, and 2005 and the related amounts recognized in the Consolidated Statement of Financial Position was as follows:

                                                     PENSION BENEFITS         HEALTHCARE AND OTHER BENEFITS
                                                     ----------------         -----------------------------
                                                   2006            2005            2006            2005
                                                   ----            ----            ----            ----
Fair value of plan assets.......................  $  827     .    $  700          $   --          $   --
Projected benefit obligation....................   1,180           1,240             485             579
                                                  ------          ------          ------           -----
FUNDED STATUS...................................  $ (353)         $ (540)         $ (485)         $ (579)
Unrecognized actuarial loss.....................     N/A     .       167             N/A              54
Unrecognized prior service costs (gains)........     N/A               1             N/A             (59)
                                                  ------          ------          ------         -------
ACCRUED NET LIABILITY AT DECEMBER 31............     N/A          $ (372)            N/A          $ (584)
                                                  ======          ======          ======         =======


                                                SOLUTIA INC.
                                           (DEBTOR-IN-POSSESSION)

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                     PENSION BENEFITS         HEALTHCARE AND OTHER BENEFITS
                                                     ----------------         -----------------------------
                                                   2006            2005            2006            2005
                                                   ----            ----            ----            ----
Prepaid benefit cost............................     N/A          $   18             N/A          $   --
Current liability...............................      --             N/A             (79)            N/A
Long-term liability.............................    (353)            N/A            (405)            N/A
Accrued benefit cost............................     N/A            (530)            N/A            (584)
Intangible asset................................     N/A               1             N/A             N/A
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Minimum pension liability.......................     N/A             139             N/A             N/A
Net actuarial (gain)/loss.......................     143             N/A              40             N/A
Prior service (gain)/cost.......................       1             N/A             (88)            N/A
                                                  ------          ------          ------          ------
ACCRUED NET LIABILITY...........................     N/A          $ (372)            N/A          $ (584)
                                                  ======          ======          ======          ======

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligation in excess of plan assets and for the pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31:

                                               PROJECTED BENEFIT OBLIGATION        ACCUMULATED BENEFIT
                                                EXCEEDS THE FAIR VALUE OF      OBLIGATION EXCEEDS THE FAIR
                                                       PLAN ASSETS                 VALUE OF PLAN ASSETS
                                                       -----------                 --------------------
                                                   2006            2005            2006            2005
                                                   ----            ----            ----            ----
Projected benefit obligation....................  $1,180        $  1,240           1,142           1,204
Accumulated benefit obligation..................   1,157           1,217           1,126           1,187
Fair value of plan assets.......................     827             700             790             668

         The accumulated postretirement benefit obligation exceeds plan assets for all of Solutia's other postretirement benefit plans.

         Solutia actively manages funding of its domestic qualified pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). Solutia contributed $179 in 2006 to the qualified pension plan in accordance with IRS funding rules and made a discretionary contribution of $11 in 2004 to the qualified pension plan in order to minimize future required contributions and to utilize available tax benefits. No contributions were made during 2005 to the qualified pension plan. According to current IRS funding rules, Solutia estimates that it will be required to make approximately $100 in pension contributions to its U.S. qualified pension plan in 2007. In addition, Solutia contributed $6 in 2006, $5 in 2005 and $4 in 2004, respectively, to fund its foreign pension plans. Moreover, Solutia expects to be required to fund a like amount in pension contributions for its foreign pension plans in 2007.

         Effects of Adopting SFAS No. 158

         The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Statement of Financial Position at December 31, 2006:

----------------------------------------------------------------------------------------------------------------
                                                 Before Application of                   After Application of
                                                      SFAS No. 158        Adjustments        SFAS No. 158
                                                      ------------        -----------        ------------
----------------------------------------------------------------------------------------------------------------
Investments in affiliates                                $  211             $  (18)             $  193
----------------------------------------------------------------------------------------------------------------
Other assets                                                112                (13)                 99
----------------------------------------------------------------------------------------------------------------
Other liabilities                                           283                  6                 289
----------------------------------------------------------------------------------------------------------------
Liabilities subject to compromise                         1,899                (50)              1,849
----------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                         80                (13)                 67
----------------------------------------------------------------------------------------------------------------

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         Estimated Future Benefit Payments

         Estimated benefit payments expected to be made over the next five years and the cumulative five year period thereafter are as follows:

                                      PENSION        HEALTHCARE AND
                                      BENEFITS       OTHER BENEFITS
                                      --------       --------------

  2007.............................    $  114            $  71
  2008.............................       112               65
  2009.............................       107               61
  2010.............................       107               58
  2011.............................       101               55
  2012-2016........................       455              203


17.  EMPLOYEE SAVINGS PLANS

         Substantially all U.S. employees of Solutia are eligible to participate in the Solutia Savings and Investment Plan ("SIP"), a 401(k) plan. Effective December 15, 2003, all matching contributions are invested in the same manner as participants' personal SIP contributions. Company cash contributions related to the employer match were $15 in 2006 and 2005, respectively, and $10 in 2004, and were invested in accordance with participants' personal investment elections. In addition, effective January 1, 2005, Solutia increased its SIP matching contribution percentage to 100 percent on the first 7 percent of a participant's qualified contributions from 60 percent on the first 8 percent, previously.

18.  STOCK OPTION PLANS

         Solutia has two stock-based incentive plans under which awards are available for grants to officers and employees; the Solutia Inc. 2000 Stock-Based Incentive Plan ("2000 Plan") and the Solutia Inc. 1997 Stock-Based Incentive Plan ("1997 Plan"). The 2000 Plan authorizes up to 5,400,000 shares and the 1997 Plan up to 7,800,000 shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option granted may not exceed 10 years. At December 31, 2006, approximately 2,240,193 shares from the 2000 Plan and 2,414,464 shares from the 1997 Plan remained available for grants.

         During 2006, no options were granted to named executive officers and other senior executives as a group, or to other employees. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 3,011,000, and those to other employees totaled 10,016,592, through December 31, 2006. The options granted to Solutia's executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

         The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's board of directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors. Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At December 31, 2006 and 2005, 25,174 shares of Solutia's common stock remained available for grants under the plan. There were no options or deferred shares granted in 2006 as all non-employee director compensation is paid in cash.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         As of January 1, 2006, Solutia adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Additionally, Solutia's existing shares of common stock, as well as options and warrants to purchase its common stock will be cancelled upon our emergence from Chapter
11. It is highly unlikely that holders of options to purchase Solutia's common stock will receive any consideration in our Chapter 11 Cases for their equity based compensation.

         There were no options granted or exercised during 2006. Accordingly, no compensation cost with respect to such activities was recognized in the Consolidated Statement of Operations. However, to the extent that the remaining service periods of unvested options granted prior to January 1, 2006 extend past the adoption date of SFAS No. 123(R), the residual unamortized fair value originally calculated for footnote disclosures required under SFAS No. 123, net of estimated forfeitures, is now recognized on a straight-line basis over such remaining periods. Compensation cost and all related effects within the Consolidated Statement of Operations and Consolidated Statement of Cash Flows associated with these unvested options was less than $1 during 2006. Additionally, there was less than $1 of total unrecognized compensation cost related to these unvested options as of December 31, 2006 to be recognized over a weighted-average recognition period of less than one year.

         Prior to January 1, 2006, Solutia applied SFAS No. 123 as amended by SFAS No. 148, which allowed Solutia to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost was recognized for Solutia's option plans in the Consolidated Statement of Operations during such periods, as all options granted under the plans had an exercise price equal to the market value of Solutia's stock on the date of the grant. The effect would have been less than $1 on net income and no change on income per share had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, consistent with SFAS No. 123, for 2006.

         A summary of the status of Solutia's stock option plans for years ended December 31, 2006, 2005 and 2004 follows:

                                                                            OUTSTANDING
                                                           -----------------------------------------------
                                             EXERCISABLE                                  WEIGHTED-AVERAGE
                                               OPTIONS                OPTIONS              EXERCISE PRICE
                                    ----------------------------------------------------------------------
December 31, 2003.............                20,838,155             23,500,239                 $15.31
                                    ----------------------------------------------------------------------

   Granted....................                                               --                  $0.00
   Exercised..................                                               --                   0.00
   Expired....................                                       (3,886,064)                 13.41
                                    ----------------------------------------------------------------------
December 31, 2004.............                18,646,490             19,614,175                 $15.69
                                    ----------------------------------------------------------------------

   Granted....................                                               --                  $0.00
   Exercised..................                                               --                   0.00
   Expired....................                                       (2,290,624)                 14.84
                                    ----------------------------------------------------------------------
December 31, 2005.............                16,938,707             17,323,551                 $15.80
                                    ----------------------------------------------------------------------

   Granted....................                                               --                  $0.00
   Exercised..................                                               --                   0.00
   Expired....................                                       (4,924,321)                 16.57
                                    ======================================================================
December 31, 2006.............                12,236,430             12,399,230                 $15.49
                                    ======================================================================

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         The following table summarizes information about stock options outstanding at December 31, 2006:

OPTIONS OUTSTANDING:

                                                               WEIGHTED-AVERAGE
             RANGE OF                                             REMAINING              WEIGHTED-AVERAGE
         EXERCISE PRICES                    NUMBER             CONTRACTUAL LIFE           EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------

$  0 to  2.99.................               707,500                 5.8                       $ 1.26
   3 to  7.99.................                49,233                 6.0                         3.89
   8 to 11.99.................             1,140,667                 3.0                        10.32
  12 to 15.99.................             2,402,530                 2.3                        13.83
  16 to 18.99.................             4,508,343                 0.1                        16.39
  19 to 22.99.................             3,441,809                 1.0                        19.73
  23 to 29.99.................               149,148                 0.9                        27.87
                                    -----------------------------------------------------------------------
$  0 to 29.99.................            12,399,230                 1.4                       $15.49
                                    =======================================================================

OPTIONS EXERCISABLE:

            RANGE OF                                           WEIGHTED-AVERAGE
         EXERCISE PRICES                        NUMBER          EXERCISE PRICE
--------------------------------------------------------------------------------
$  0 to  2.99.................                   620,700                 $ 1.26
   3 to  7.99.................                     9,233                   3.87
   8 to 11.99.................                 1,128,667                  10.32
  12 to 15.99.................                 2,378,530                  13.83
  16 to 18.99.................                 4,508,343                  16.39
  19 to 22.99.................                 3,441,809                  19.73
  23 to 29.99.................                   149,148                  27.87
                                  ----------------------------------------------
$  0 to 29.99.................                12,236,430                 $15.64
                                  ==============================================


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

         No dividends were paid in 2006 or 2005. Solutia is currently prohibited by both the U.S. Bankruptcy Code and the DIP credit facility from paying dividends to shareholders.

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

         Solutia has 10 million shares of preferred stock, par value $0.01 per share, authorized. As of December 31, 2006, there were no preferred shares issued or outstanding.

20. COMMITMENTS AND CONTINGENCIES

         Commitments

         Commitments, principally in connection with uncompleted additions to property, were approximately $16 at December 31, 2006 and 2005. In addition, as of December 31, 2006 and 2005, Solutia was contingently liable under letters of credit totaling $76 and $98, respectively, of which $2 and $1, respectively, were cash collaterized, primarily related to environmental remediation and various insurance related activities. The cash underlying these collateralized letters of credit is contractually restricted and accordingly is excluded from cash and cash equivalents and recorded in Other Assets within the Consolidated Statement of Financial Position as of December 31, 2006 and 2005.

         Solutia's future minimum payments under operating leases and various unconditional purchase obligations are $10 for 2007, $6 for 2008, $3 for 2009, $2 for 2010, and $0 for 2011 and thereafter. The amounts of these commitments have not been adjusted to reflect any potential impact that the bankruptcy proceedings may have upon the timing and valuation of such commitments.

         Solutia has entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements. In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply. Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the products. The unamortized deferred credits were $91 at December 31, 2006 and $100 at December 31, 2005.

         No single customer or customer group accounted for 10 percent or more of Solutia's net sales for the years ended December 31, 2006 and 2004. For the year ended December 31, 2005, Shaw Industries, Inc., a single customer within the Integrated Nylon segment, accounted for approximately 11 percent of Solutia's consolidated net sales.

         The more significant concentrations in Solutia's trade receivables at December 31, 2006 and 2005 were:

                                                                  2006
                                      ---------------------------------------------------------
                                       NORTH       EUROPE/       LATIN       ASIA
                                      AMERICA      AFRICA       AMERICA     PACIFIC       TOTAL
                                      -------      ------       -------     -------       -----
Glass.....................                $13         $65         $15           $15        $108
Nylon Polymers............                 25          10          --            32          67
Chemicals.................                 37          16           1             7          61

                                                                  2005
                                      ---------------------------------------------------------
                                       NORTH       EUROPE/       LATIN       ASIA
                                      AMERICA      AFRICA       AMERICA     PACIFIC       TOTAL
                                      -------      ------       -------     -------       -----
Glass.....................                $19         $58          $9           $14        $100
Nylon Polymers............                 15           4          --            19          38
Chemicals.................                 29          15           1             6          51

         Management does not anticipate losses on its trade receivables in excess of established allowances.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         Contingencies

         Litigation
         ----------

         Because of the size and nature of Solutia's business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 bankruptcy case. The estimated unsecured claim amount was classified as a liability subject to compromise as of December 31, 2006 and December 31, 2005 in the amount of $111 and $136, respectively.

         Monsanto also indemnified Pharmacia with respect to a number of legal proceedings described in Solutia's 2003 Form 10-K/A in which Solutia was a named defendant or was defending solely due to its Pharmacia related indemnification obligations referred to above. Solutia is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, Solutia has ceased reporting on the status of those legal proceedings. The legal proceedings which are in this category are (i) Owens v. Monsanto; (ii) Payton v. Monsanto; (iii) other Anniston cases; and (iv) premises based asbestos litigation. Legal proceeding activities are currently being funded by Monsanto for these matters. Monsanto's funding of these legal activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's bankruptcy case.

         Following is a summary of legal proceedings that Solutia or its equity affiliate continue to manage that, if resolved unfavorably, could have a material adverse effect on Solutia's results of operation and financial position.

LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE
----------------------------------------------

JP MORGAN ADVERSARY PROCEEDING

         On May 27, 2005, JPMorgan, as indenture trustee for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding against Solutia in Solutia's bankruptcy case. In the proceeding, JPMorgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged security interests lacked adequate protection. The proceeding relates to Solutia's 2002 and 2003 refinancings of its credit facilities. When Solutia refinanced its credit facilities in 2002, the 2027 and 2037 Debentures obtained a pro rata secured interest in certain of Solutia's assets as a result of the application of the "equal and ratable" provisions of the Prepetition Indenture. On October 8, 2003, Solutia restructured its credit facilities, reduced its outstanding secured indebtedness below the threshold level that initially triggered the "equal and ratable" provisions of the Prepetition Indenture and, as a result, the 2027 and 2037 Debentures returned to their original unsecured status. JPMorgan alleges that the October 8, 2003 refinancing had no effect on the security interests and liens that were created in 2002, and argues further that, even if it did, those liens should be reinstated as a matter of equity. The Unsecured Creditors' Committee and the Ad Hoc Solutia Trade Claims Committee have intervened in the proceeding in support of Solutia and the Ad Hoc Committee of Solutia Noteholders has intervened in the proceeding in support of JPMorgan.

         Trial concluded on July 10, 2006. Post-trial briefs were submitted by the parties in August 2006. The Bankruptcy Court has not made a ruling.

EQUITY COMMITTEE ADVERSARY PROCEEDING AGAINST MONSANTO AND PHARMACIA

         On March 7, 2005, the Equity Committee in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and objections to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case. Solutia was not named as a defendant in its complaint, the Equity Committee seeks to avoid certain obligations assumed by Solutia at the

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

time of its spinoff from Pharmacia. The complaint alleges, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. Pharmacia and Monsanto filed a motion to dismiss the complaint or, in the alternative, to stay the adversary proceeding. On August 4, 2005, the Debtors filed with the Bankruptcy Court their Statement and Reservation of Rights in Response to the complaint and Objection to Claims, in which the Debtors expressed their view that the issues and disputes raised in the complaint would be resolved through the Plan confirmation process. During a hearing held on April 11, 2006, the Bankruptcy Court issued a bench ruling denying Pharmacia and Monsanto's motion to dismiss the complaint. The Ad Hoc Committee of Solutia Noteholders and the Ad Hoc Solutia Trade Claims Committee have intervened in this adversary proceeding in support of the Equity Committee. Solutia and the Unsecured Creditors' Committee have intervened in this adversary proceeding as neutral parties due to the importance of this proceeding with respect to Solutia's bankruptcy case. On September 14, 2006, the Court ruled that while the Equity Committee did not have standing to pursue these claims on behalf of the Debtors, it had standing to pursue its own objections to the claims of Monsanto and Pharmacia. This matter was submitted to mediation but the parties were unable to reach a consensual resolution. The adversary proceeding has been stayed indefinitely by the parties, subject to certain rights of the parties to recommence such proceeding.

LEGAL PROCEEDINGS OUTSIDE SOLUTIA'S BANKRUPTCY CASE
---------------------------------------------------

ANNISTON PARTIAL CONSENT DECREE

         On August 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Partial Consent Decree in an action captioned United States of America v. Pharmacia Corporation (p/k/a Monsanto Company) and Solutia. This Partial Consent Decree provides for Pharmacia and Solutia to sample certain residential properties and remove soils found on those properties if PCBs are at a level of 1 part per million (ppm) or above, to conduct a Remedial Investigation and Feasibility Study to provide information for the selection by the Environmental Protection Agency ("EPA") of a cleanup remedy for the Anniston, Alabama PCB site, and to pay EPA's past response costs and future oversight costs related to this work. The decree also provided for the creation of an educational trust fund of approximately $3 to be funded over a 12-year period to provide supplemental educational services for school children in west Anniston.

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

         On May 25, 2006 the Supreme Court of Pennsylvania issued its ruling on the appeal in this case, reversing in whole and remanding in part the decision of the trial court against Pharmacia. As a result of this ruling, the $20 letter of credit that Solutia had committed to partially secure the appeal bond was released. With the release of the bond, Solutia recognized a gain in its Consolidated Statement of Operations during the second quarter 2006 from the reversal of a significant portion of the existing litigation reserve with respect to this matter.

FLEXSYS RELATED LITIGATION

         Since 2002, antitrust authorities in the United States, Europe and Canada are continuing to investigate past commercial practices in the rubber chemicals industry including the practices of Flexsys, Solutia's joint venture with Akzo Nobel. The European Commission issued its findings from its investigation in 2005, without levying any fines against Flexsys. Investigations regarding the industry may still be on-going in the United States and Canada, but to date, no findings have been made against Flexsys in either country.

         In addition, a number of purported civil class actions have been filed against Flexsys and other producers of rubber chemicals on behalf of indirect purchasers of rubber chemical products. Solutia is aware of a series of these purported class actions which had been filed against Flexsys in various state courts in the United States and in at least four courts in Canada. Except for two cases pending in the United States, all of the remaining cases have been dismissed, or are currently subject to tentative settlements.

CASH BALANCE PLAN LITIGATION

         Davis v. Solutia Inc. Employees' Pension Plan; Hammond, et al. v.
         -----------------------------------------------------------------
Solutia Inc. Employees' Pension Plan. Since October 2005, current or former
------------------------------------
participants in the Solutia Inc. Employees' Pension Plan (the "Pension Plan") have filed three class actions alleging that the Pension Plan is discriminatory based upon age and that the lump sum values of individual account balances in the Pension Plan have been, and continue to be, miscalculated. None of the Debtors, and no individual or entity other than the Pension Plan, has been named as a defendant in any of these cases. Two of these cases, captioned Davis, et al. v. Solutia, Inc. Employees' Pension Plan and Hammond, et al. v. Solutia, Inc. Employees' Pension Plan, are still pending in the Southern District of Illinois against Monsanto Company and Monsanto Company Pension Plan (Walker et al. v. The Monsanto Pension Plan, et al.) and Pharmacia Cash Balance Pension Plan, Pharmacia Corporation, Pharmacia and Upjohn, Inc., and Pfizer Inc. (Donaldson v. Pharmacia Cash Balance Pension Plan, et al.). The plaintiffs in the Pension Plan cases sought to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Pension Plan.

         A Consolidated Class Action Complaint (the "Complaint") was filed by all of the plaintiffs in the consolidated case on September 4, 2006. The plaintiffs in the Complaint alleged three separate causes of action against the Pension Plan: (1) the Pension Plan violates ERISA by terminating interest credits on prior plan accounts at the age of 55; (2) the Pension Plan is improperly backloaded in violation of ERISA; and (3) the Pension Plan is discriminatory on the basis of age.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


         Motions for class certification were filed in late 2006 by the plaintiffs against each of the defendants. With respect to the Pension Plan, plaintiffs moved to certify a class only on their first claim: i.e., that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55. Briefing on the class certification motions was completed in January 2007 and the motion is still pending before the court.

OTHER LEGAL PROCEEDINGS
-----------------------

         Dickerson V. Feldman. On October 7, 2004, a purported class action
         --------------------
captioned Dickerson v. Feldman; et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleged breach of fiduciary duty under ERISA and sought to recover alleged losses to the Solutia Inc. Savings and Investment Plan ("SIP Plan") during the period December 16, 1998 to the date the action was filed. The investment of SIP Plan assets in Solutia's common stock is alleged to have been imprudent because of the risks and liabilities related to Solutia's legacy environmental and litigation liabilities and because of Flexsys' alleged involvement in the matters described above under "Flexsys Related Litigation." The action sought monetary payment to the SIP Plan to recover the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 against Solutia in the Bankruptcy Court.

         On March 30, 2006, the District Court granted the defendants' motion to dismiss on grounds that the Dickerson plaintiffs lacked standing to sue and that the complaint failed to state a claim on which relief could be granted. The dismissal of Dickerson's cause of action resulted in dismissal of the entire purported class action, including claims asserted on behalf of the unnamed purported class members. On April 3, 2006, Dickerson filed an appeal of this dismissal with the United States Court of Appeals for the Second Circuit. The parties have fully briefed the appeal, and oral argument will be held on February 12, 2007.

         Solutia Inc. v. FMC Corporation. On October 14, 2003, Solutia filed
         -------------------------------
an action captioned Solutia Inc. v. FMC Corporation ("FMC") in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology provided by FMC to Astaris, the 50/50 joint venture formed by Solutia and FMC. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against FMC in the Bankruptcy Court. FMC filed with the Bankruptcy Court a motion to withdraw the reference. The motion was granted, and, as a result, the matter is now pending in the U.S. District Court for the Southern District of New York. FMC did not allege a counterclaim against Solutia or Astaris.

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

         The parties have completed all fact discovery and submitted cross motions for Summary Judgment. On July 31, 2006, the District Court entered its Memorandum Opinion and Order on the Motions. It granted portions of FMC's Motion for Summary Judgment by ruling that Solutia cannot attempt to establish its breach of fiduciary duty claim by maintaining that the parties were in a joint venture or had a special relationship prior to April 2000. The District Court, however, denied FMC's Motion for Summary Judgment on the breach of fiduciary duty claim and held that Solutia will be permitted to prove at trial that FMC had special knowledge concerning its technology which can give rise to a fiduciary duty. The District Court further overruled the parties' Motion for Summary Judgment on the remaining claims. The District Court ruled Solutia may still be entitled to punitive damages in addition to its claims for out-of-pocket and lost profit damages.

         A bench trial on the four claims noted above is scheduled to begin in April 2007.

         Ferro Antitrust Investigation. Competition authorities in Belgium and
         -----------------------------
several other European countries are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates ("BBP"). One of the BBP producers under investigation by the Belgian Competition Authority ("BCA") is Ferro Belgium sprl, a European subsidiary of Ferro Corporation ("Ferro"). Ferro's BBP business in Europe was purchased from Solutia in

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

2000. Solutia received an indemnification notice from Ferro and has exercised its right, pursuant to the purchase agreement relating to Ferro's acquisition of the BBP business from Solutia, to assume and control the defense of Ferro in proceedings relating to these investigations. On July 7, 2005, the BCA Examiner issued a Statement of Objections regarding its BBP investigation in which SESA, a European non-Debtor subsidiary of Solutia, along with Ferro Belgium sprl and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000. SESA's written comments to the Statement of Objections were submitted on August 31, 2005 and presented at an oral hearing before the BCA on September 6, 2005. The Examiner submitted its Reasoned Report to the BCA on December 22, 2005. Solutia is not named as a party under investigation in the Reasoned Report. SESA will have an opportunity to submit comments to the BCA on the Reasoned Report in writing and at a subsequent oral hearing on a date that has not yet been determined by the BCA. Solutia and SESA are fully cooperating with the BCA in this investigation.

         Department of Labor Investigation of Solutia Inc. Savings and
         -------------------------------------------------------------
Investment Plan. Solutia was contacted in 2005 by the Department of Labor
---------------
("DOL"), through the Employee Benefits Security Administration, informing Solutia that it wanted to conduct an investigation of Solutia's SIP Plan. Solutia fully cooperated with the DOL throughout the investigation.

         On December 6, 2006, the DOL issued a letter stating that, based on facts gathered, it appeared that Solutia, through its fiduciaries, breached its fiduciary obligations and violated provisions of ERISA with respect to the SIP Plan. Specifically, the DOL stated that it found no evidence that: (1) the Pension and Savings Funds Committee ("PSFC") sufficiently monitored the Solutia Stock Fund option within the SIP Plan to determine if the Solutia Stock Fund continued to be a prudent investment for the SIP Plan prior to December 15, 2003; and (2) the Solutia Board of Directors, CEO, and PSFC, prior to
December 15, 2003, adequately monitored the SIP Plan fiduciaries, including the PSFC, the Employee Benefits Plan Committee, and the Northern Trust Company of Connecticut. The DOL did not assert in its letter that the SIP Plan or its participants had been harmed by these alleged breaches. Further, the DOL did not find that the offering of the Solutia Stock Fund as an investment option in the SIP Plan was itself a violation of ERISA, or that it caused any participant to suffer investment losses. Further, the DOL did not assert any monetary fines against the Company based on its findings to date. The DOL stated in the letter that its findings were subject to the possibility that additional information could lead the DOL to revise its views.

         The DOL did not choose to file suit against the Solutia fiduciaries, instead offering Solutia the opportunity to voluntarily discuss how the alleged violations may be corrected. Solutia has submitted additional information to the DOL to support the Company's request for reconsideration of the DOL's findings.

         Solutia Canada Inc. v. INEOS Americas LLC. Solutia Canada Inc.
         -----------------------------------------
("Solutia Canada") filed suit in Quebec Court in December 2006, alleging breach of contract by INEOS Americas LLC ("INEOS"). In late 2002, Solutia negotiated a Stock and Asset Sale Agreement for the sale of its Resimenes & Additives business to UCB S.A ("UCB"). As part of this agreement, Solutia agreed to exclude the LaSalle assets from the agreement and entered into the LaSalle Toll Agreement ("LTA") with UCB. The LTA passed through all the benefits and risks of ownership of the LaSalle operations to UCB, other than pre-closing environmental liabilities. In the LTA, Solutia Canada agreed to operate its LaSalle Plant for the benefit of UCB and to provide all the necessary services to convert UCB's raw materials on a cost-neutral basis. Thus, UCB would pay Solutia Canada for all of its actual, direct and indirect costs incurred in connection with the performance or supply of services under the LTA or in holding itself ready to perform or supply those services. In the years after its execution, the LTA was assigned by UCB to Cytec Industries, Inc., then to INEOS.

         On January 31, 2006, INEOS notified Solutia Canada of its intention to terminate the LTA as of January 31, 2008, in compliance with the terms of the LTA. INEOS' decision to terminate the LTA will likely trigger the shutdown of all activities at the LaSalle Plant, resulting in termination costs recoverable by Solutia Canada against INEOS. Solutia Canada estimates that the overall termination costs associated with the termination of the LTA and the shutdown of the LaSalle Plant will total approximately $31 (CAD). Solutia Canada provided INEOS with an estimate of the expected termination costs prior to the notice of termination. INEOS has disputed the overall amount of Solutia Canada's termination costs.

         Under the detailed dispute resolution procedures in the LTA, Solutia Canada and INEOS were required to engage in negotiation and other means of dispute resolution prior to filing any litigation. In compliance with these obligations, Solutia

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Canada and INEOS negotiated extensively throughout 2006 to reach a resolution regarding the termination costs, but were unsuccessful. After the period for mandatory alternative dispute resolution expired, Solutia filed suit against INEOS in Quebec Court on December 8, 2006, for breach of the LTA with respect to termination costs. The case is pending.

         Texas Commission on Environmental Quality Administrative Enforcement
         --------------------------------------------------------------------
Proceeding. On August 11, 2006, the Executive Director of the Texas Commission
----------
on Environmental Quality commenced an administrative enforcement proceeding against Solutia by filing a petition with the Texas Commission on Environmental Quality. The petition alleges certain violations of the State of Texas air quality program. The Executive Director requests that an administrative penalty, the amount of which is immaterial, be assessed and that Solutia undertake corrective actions to ensure compliance with the Texas Health and Safety Code and the rules of the Commission in connection with alleged self-reported unauthorized emission events and deviations of air permits. Solutia answered the petition on September 1, 2006, asserted affirmative defenses and requested a contested enforcement case hearing. Solutia is pursuing settlement discussions with the Commission. No date has yet been set for a hearing.

Environmental Liabilities
-------------------------

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $78 and $71 as of December 31, 2006 and 2005, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately intends to seek recovery against other potentially responsible parties at certain of these locations.

         Solutia had an accrued liability of $81 and $82 as of December 31, 2006 and 2005, respectively, for properties not owned or operated by Solutia which was classified as subject to compromise in the Consolidated Statement of Financial Position. Under the Plan and the Relationship Agreement, as between Monsanto and Solutia, Monsanto will accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility at the Solutia Spinoff but which were never owned or operated by Solutia. This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto will share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. Remediation activities are currently being funded by Monsanto for all of these properties not owned or operated by Solutia, with the exception of one off-site remediation project in Sauget, Illinois. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 bankruptcy case. In addition, Solutia has only made minimal adjustments to its recorded environmental liabilities classified as subject to compromise for ongoing remediation activities since the inception of Solutia's bankruptcy case to reflect actual cash expenditures incurred by the Company. Any other adjustments to this liability are not deemed appropriate by the Company at this time given the uncertainty regarding any potential claim amount to be asserted by Monsanto.

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

Astaris Joint Venture
---------------------

         On October 8, 2003 Solutia and Astaris, a 50/50 joint venture with FMC, amended Astaris' external financing agreement to release the Astaris lenders' security interests in certain Solutia assets in exchange for Solutia's posting of a $67 letter of credit, representing fifty percent of the Astaris lenders' outstanding commitments to Astaris. Solutia used

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


approximately $36 in 2004 for investment payments ("keepwell payments") to keep the Astaris joint venture in compliance with its financial covenants. There were no keepwell payments made in 2005. The remaining commitment to Astaris was $10 as of December 31, 2004, which was subsequently terminated as part of Astaris' refinancing of its credit facility on February 8, 2005.

         Solutia and FMC had also agreed to allow Astaris to defer up to $27 of payment obligations to each of Solutia and FMC under existing operating agreements and certain other agreements. The deferral amount outstanding from Astaris to Solutia was $16 as of December 31, 2004. In February 2005, this deferral agreement was terminated and all amounts outstanding were paid in full in conjunction with the Astaris refinancing.


Impact of Chapter 11 Proceedings
--------------------------------

         During the reorganization process, substantially all pending litigation against Solutia and its subsidiaries that filed for reorganization under Chapter 11 ("Debtors") is stayed, as well as the majority of all other pre-petition claims. Exceptions would generally include pre-petition claims addressed by the Bankruptcy Court, as well as fully secured claims. Such claims may be subject to future adjustments. Adjustments may result from actions of the Bankruptcy Court, negotiations, assumption or rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims or other events. Additional pre-petition claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process. The amount of pre-petition claims ultimately allowed by the Bankruptcy Court with respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements. Generally, claims against Debtors arising from actions or omissions prior to their filing date may be subject to compromise in connection with the plan of reorganization. The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that Solutia may retain certain obligations currently classified as subject to compromise in the Consolidated Statement of Financial Position.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

21. SUPPLEMENTAL DATA

         Supplemental income statement and cash flow data from continuing operations were:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------------------------
Income Statement:                                                         2006                 2005                  2004
----------------                                                 ------------------------------------------------------------------
Raw material and energy costs .........................                 $1,652               $1,540                $1,418
Employee compensation and benefits ....................                    523                  502                   588
Depreciation expense ..................................                    101                  101                   108
Amortization of capitalized computer software..........                      9                   10                    11
Taxes other than income................................                     67                   58                    75
Rent expense ..........................................                     19                   20                    21
Provision for doubtful accounts (net of recoveries)....                      1                    5                     1
Research and development ..............................                     38                   41                    40

Interest expense:
   Total interest cost ................................                   $108                  $87                  $116
   Less capitalized interest ..........................                      4                    3                     3
                                                                 ------------------------------------------------------------------
Net interest expense ..................................                   $104                  $84                  $113

Cash Flow:
---------
Cash payments for interest (net of amounts capitalized)                   $102                  $84                   $86
Cash payments for income taxes.........................                      4                   10                    11
Cash payments for reorganization items (a).............                     65                   65                    44

The effect of exchange rate changes on cash and cash equivalents was not significant.

(a) Cash payments for reorganization items were included in Cash Provided by (Used in) Operations in the Consolidated Statement of Cash Flows in 2006, 2005 and 2004.

22. SEGMENT AND GEOGRAPHIC DATA

         Solutia, together with its subsidiaries, is a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications. Solutia manages its business in three operating segments: CPFilms, Other Performance Products ("OPP") and Integrated Nylon. The CPFilms and OPP operating segments are aggregated into the Performance Products reportable segment pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Performance Products reportable segment is a world leader in performance films for laminated safety glass and after-market applications, and specialties such as water treatment chemicals, heat transfer fluids and aviation hydraulic fluid. The Integrated Nylon reportable segment consists of an integrated family of nylon products including high-performance polymers and fibers. The major products and services by reportable segment are as follows:

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                             PERFORMANCE PRODUCTS
                             --------------------

SAFLEX(R) plastic interlayer

LLUMAR(R), VISTA(R), GILA(R) and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS(R) professional and retail window films

THERMINOL(R) heat transfer fluids

DEQUEST(R) water treatment chemicals

SKYDROL(R) aviation hydraulic fluids and SKYKLEEN(R) brand of aviation solvents

ASTROTURF(R), CLEAN MACHINE(R), and CLEAR PASS(TM). entrance matting and automotive spray suppression flaps


                               INTEGRATED NYLON
                               ----------------

Nylon intermediate "building block" chemicals

Nylon polymers, including VYDYNE(R) and ASCEND(R)

Carpet  fibers,  including  the  WEAR-DATED(R) and ULTRON(R) brands

Industrial nylon fibers



         Solutia evaluates the performance of its operating segments based on segment profit, defined as earnings before interest expense and income taxes ("EBIT"), which includes marketing, administrative, technological and amortization expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment. Certain expenses and other items that are managed outside the segments are excluded. These unallocated items consist primarily of corporate expenses, equity earnings (losses) from affiliates, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment. There were no inter-segment sales in the periods presented below. Solutia's 2006, 2005 and 2004 segment information follows:

                                                       YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------
                                         2006                    2005                   2004
                                ----------------------------------------------------------------------

                                    NET                     NET         PROFIT       NET      PROFIT
                                   SALES       PROFIT      SALES        (LOSS)      SALES     (LOSS)
                                   -----       ------      -----        ------      -----     ------
SEGMENT:
   Performance Products.........  $1,174       $  133     $1,117        $  126     $1,049     $   89
   Integrated Nylon.............   1,731            9      1,642           (26)     1,588        (59)
                                  ------       ------     ------        ------     ------     ------
SEGMENT TOTALS..................   2,905          142      2,759           100      2,637         30
RECONCILIATION TO
CONSOLIDATED TOTALS:
    Corporate expenses..........                  (45)                     (64)                  (89)
    Equity earnings (loss)
     from affiliates............                   37                       94                   (27)
    Interest expense............                 (104)                     (84)                 (113)
    Other income (expense),
     net........................                    6                       --                    (1)
    Loss on debt modification...                   (8)                      --                   (15)
    Reorganization items, net...                  (57)                     (27)                  (71)
CONSOLIDATED TOTALS:              ------                  ------                   ------
    NET SALES...................  $2,905                  $2,759                   $2,637
                                  ======       ------     ======        ------     ======     ------
    INCOME (LOSS) BEFORE
      INCOME TAXES .............               $  (29)                  $   19                $ (286)
                                               ======                   ======                ======

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------
                                           2006                               2005                               2004
                              ------------------------------------------------------------------------------------------------------
                                                   DEPRECIATION                       DEPRECIATION                      DEPRECIATION
                                        CAPITAL        AND                 CAPITAL        AND                CAPITAL        AND
                               ASSETS EXPENDITURES AMORTIZATION  ASSETS  EXPENDITURES AMORTIZATION  ASSETS EXPENDITURES AMORTIZATION
                               ------ ------------ ------------  ------  ------------ ------------  ------ ------------ ------------
SEGMENT:
    Performance Products.....  $  814    $   52       $   43     $  770     $   48       $   38     $  788    $   34       $   38
    Integrated Nylon.........     717        50           63        668         26           69        713        15           76
                               ------    ------       ------     ------     ------       ------     ------    ------       ------
SEGMENT TOTALS...............  $1,531    $  102       $  106     $1,438     $   74       $  107     $1,501    $   49       $  114
RECONCILIATION TO
CONSOLIDATED TOTALS:
    Discontinued Operations        --                                69                                 81
    Unallocated amounts .....     524         4            5        477          3            4        494         2            6
                               ------    ------       ------     ------     ------       ------     ------    ------       ------
CONSOLIDATED TOTALS..........  $2,055    $  106       $  111     $1,984     $   77       $  111     $2,076    $   51       $  120
                               ======    ======       ======     ======     ======       ======     ======    ======       ======

         Solutia's geographic information for the year ended December 31, 2006, 2005 and 2004 follows:

                                                                                 PROPERTY, PLANT AND
                                                    NET SALES                      EQUIPMENT, NET
                                       ------------------------------------    ------------------------
                                           2006        2005         2004           2006         2005
                                           ----        ----         ----           ----         ----

North America....................         $1,612      $1,695       $1,606         $  665       $  683
Europe/Africa....................            610         552          520             80           74
Asia Pacific.....................            587         420          416             27            6
Latin America....................             96          92           95             23            7
                                          ------      ------       ------         ------       ------
CONSOLIDATED TOTALS..............         $2,905      $2,759       $2,637         $  795       $  770
                                          ======      ======       ======         ======       ======


23. SUBSEQUENT EVENTS

         On January 25, 2007, Solutia completed the extension and upsizing of its $1,225 of debtor-in-possession ("DIP") financing, maturing March 31, 2008. This represents a $400 increase and a one year extension over Solutia's current DIP credit facility. The increased availability under the DIP credit facility provides Solutia with additional liquidity for operations and the ability to fund mandatory pension payments that are coming due in 2007, as well as funds to partially facilitate the acquisition of Akzo Nobel's stake in the 50/50 rubber chemical joint venture Flexsys Holding B.V. The DIP credit facility can be repaid by Solutia at any time without prepayment penalties. The Bankruptcy Court entered an order approving this amendment on January 23, 2007.

         On February 27, 2007, Solutia reached a definitive agreement to purchase Akzo Nobel's stake in the Flexsys joint venture. Solutia and Akzo Nobel have entered into a letter agreement committing the parties to execute the definitive agreement upon completion of consultation with Dutch employee works council representatives. The proposed transaction is subject to approval by the United States Bankruptcy Court, receipt of required regulatory approvals, finalizing the definitive purchase agreement for Akzo Nobel's Crystex manufacturing operations in Japan and the fulfillment of other customary closing conditions. Solutia will fund the purchase via $150 of funding under the January 2007 amended DIP credit facility (as described above) and additional funding through Flexsys.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

24. QUARTERLY DATA -- UNAUDITED

                                                                 FIRST       SECOND         THIRD       FOURTH       TOTAL
                                                                QUARTER      QUARTER       QUARTER      QUARTER      YEAR
---------------------------------------------------------------------------------------------------------------------------
Net Sales........................................     2006        $678         $765          $738         $724       $2,905
                                                      2005        $714         $730          $661         $654       $2,759

Gross Profit.....................................     2006          74          130           103           74          381
                                                      2005         102          101            77           42          322

Income (Loss) from Continuing Operations.........     2006         (26)          24            (6)         (39)         (47)
                                                      2005          19           13           (16)          (9)           7

Income from Discontinued Operations, net of tax..     2006           4            4            50           --           58
                                                      2005           2            1             1           --            4

Income (Loss) before Cumulative Effect of Change
 in Accounting Principle.........................     2006         (22)          28            44          (39)          11
                                                      2005          21           14           (15)          (9)          11

Cumulative Effect of Change in Accounting
 Principle, net of tax...........................     2005          --           --            --           (3)          (3)

Net Income (Loss)................................     2006         (22)          28            44          (39)          11
                                                      2005          21           14           (15)         (12)           8

Basic and Diluted Income (Loss) per share:

Income (Loss) from Continuing Operations.........     2006       (0.25)        0.23         (0.06)       (0.37)       (0.45)
                                                      2005        0.18         0.12         (0.15)       (0.09)        0.07

Income from Discontinued Operations, net of tax..     2006        0.04         0.04          0.48           --         0.56
                                                      2005        0.02         0.01          0.01           --         0.04

Cumulative Effect of Change in Accounting
 Principle, net of tax...........................     2005          --           --            --        (0.03)       (0.03)

Net Income (Loss)................................     2006       (0.21)        0.27          0.42        (0.37)        0.11
                                                      2005        0.20         0.13         (0.14)       (0.11)        0.08

Common Stock Price:
              2006...............................     HIGH        0.50         0.50          0.52         0.75         0.75
                                                      LOW         0.28         0.35          0.33         0.39         0.28

              2005...............................     High        1.69         1.37          0.86         0.70         1.69
                                                      Low         0.63         0.33          0.53         0.34         0.33

         In 2006 and 2005 certain events affecting comparability were recorded in Reorganization Items, net in the Consolidated Statement of Operations. A comparison of reorganization items for these periods respectively is provided in Note 3. Charges and gains recorded in 2006 and 2005 and other events affecting comparability recorded outside of reorganization items have been summarized below.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         Net loss in the first quarter of 2006 included charges of $9 for an environmental charge at one of Solutia's facilities outside the U.S. and $9 for the write-off of debt issuance costs and recording of the DIP credit facility as modified at its fair value. Net income in the second quarter of 2006 included a gain of $20 resulting from the reversal of a litigation reserve; charges of $1 related principally to severance and retraining costs and $1 for restructuring charges at the Flexsys joint venture. Net income in the third quarter of 2006 included charges of $3 from early extinguishment costs for the refinancing of SESA's Euronotes, $1 related principally to severance and retraining costs and $1 for restructuring charges at the Flexsys joint venture. Net loss in the fourth quarter of 2006 included $2 for restructuring charges related principally to severance and retraining costs. The Flexsys joint venture had net charges comprised of $2 for asset impairments and $1 for restructuring, partially offset by a $1 non-operational gain related to the reversal of a litigation reserve.

         In the first quarter of 2005, there were no events, other than those recorded in Reorganization Items, net within the Consolidated Statement of Operations that significantly affected comparability. Net income in the second quarter of 2005 included charges of $1 for various restructuring charges principally related to the closure of Solutia's chlorobenzenes operations as well as certain other non-strategic operations; and $5 for a non-operational gain incurred by the Flexsys joint venture. Net loss in the third quarter of 2005 included a $3 loss from the net pension and other postretirement benefit plan curtailments and settlements. Net loss in the fourth quarter of 2005 included $1 for restructuring charges related principally to severance and retraining costs; $3 for restructuring charges at the Astaris and Flexsys joint ventures; a $50 net gain on sale as a result of the Astaris joint venture divestiture of assets; and $10 of net pension settlement charges.

         Under SFAS No. 128, Earnings per Share, the quarterly and total year calculations of basic and diluted loss per share are based on weighted average shares outstanding for that quarterly or total year period, respectively. As a result, the sum of basic and diluted income (loss) per share for the quarterly periods may not equal total year income (loss) per share.

25. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         CPFilms, Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc., Solutia Investments, LLC and Solutia Business Enterprises, Inc., 100% owned subsidiaries of Solutia (the "Guarantors"), are guarantors of Solutia's 11.25% Senior Secured Notes due 2009 (the "Notes"). In connection with the completion of the October 2003 credit facility, Solutia Investments, LLC and Solutia Business Enterprises, Inc. became guarantors of the Notes through cross-guarantor provisions. Solutia's obligations under the October 2003 facility were paid in full with the proceeds of the DIP credit facility dated January 16, 2004, which payment did not affect the Guarantors' obligations in respect of the Notes. Certain other 100% owned subsidiaries of Solutia (the "DIP Guarantors") guaranteed the final DIP credit facility (as well as a smaller, interim DIP credit facility put in place as of December 19,
2003), but the DIP Guarantors were not required by the cross-guarantor provisions to guarantee the Notes.

         The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following condensed consolidating financial statements present, in separate columns, financial information for: Solutia on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of December 31, 2006 and December 31, 2005, and for the years ended December 31, 2006, 2005 and 2004. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                               CONSOLIDATING STATEMENT OF OPERATIONS
                                                   YEAR ENDED DECEMBER 31, 2006

                                                Parent Only                     Non-                     Consolidated
                                                  Solutia      Guarantors    Guarantors   Eliminations      Solutia
                                                  -------      ----------    ----------   ------------      -------

NET SALES...............................            $2,191      $   192        $  980      $ (458)            $2,905
Cost of goods sold......................             2,058           97           850        (481)             2,524
                                               ------------------------------------------------------------------------
GROSS PROFIT............................               133           95           130          23                381

Marketing expenses......................                75           24            37          --                136
Administrative expenses.................                65            9            23          --                 97
Technological expenses..................                39            2             4          --                 45
Amortization of intangible assets.......                --           --             1          --                  1

                                               ------------------------------------------------------------------------
OPERATING INCOME (LOSS).................               (46)          60            65          23                102

Equity earnings (loss) from affiliates..               174           80            (7)       (209)                38
Interest expense........................               (84)          --           (55)         35               (104)
Other income, net.......................                20           15            38         (59)                14
Loss on debt modification...............                (8)          --            --          --                 (8)
Reorganization items, net...............               (68)          (2)           (1)         --                (71)

                                               ------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAX
     EXPENSE (BENEFIT)..................               (12)         153            40        (210)               (29)
Income tax expense (benefit)............               (23)          30            12          (1)                18

                                               ------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
     OPERATIONS.........................                11          123            28        (209)               (47)
Income from discontinued operations, net
     of tax.............................                --           --            58          --                 58

                                               ------------------------------------------------------------------------
NET INCOME..............................            $   11      $   123        $   86      $ (209)            $   11
                                               ========================================================================


                                      CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                                YEAR ENDED DECEMBER 31, 2006

                                                Parent Only                      Non-                     Consolidated
                                                  Solutia      Guarantors    Guarantors   Eliminations      Solutia
                                                  -------      ----------    ----------   ------------      -------

NET INCOME..............................            $   11       $  123        $   86      $ (209)            $   11
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments........               (12)         (19)          (16)         35                (12)
Net realized gain on derivative
     instruments........................                 1           --            --          --                  1
Minimum pension liability adjustments,
     net of tax.........................                24           --            (9)          9                 24
                                              ------------------------------------------------------------------------
COMPREHENSIVE INCOME....................            $   24       $  104        $   61      $ (165)            $   24
                                              ========================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                               CONSOLIDATING STATEMENT OF OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 2005

                                                Parent Only                     Non-                     Consolidated
                                                  Solutia      Guarantors    Guarantors   Eliminations      Solutia
                                                  -------      ----------    ----------   ------------      -------

NET SALES...............................            $2,084       $  176        $  899      $ (400)            $2,759
Cost of goods sold......................             2,017           83           763        (426)             2,437
                                               ------------------------------------------------------------------------
GROSS PROFIT............................                67           93           136          26                322

Marketing expenses......................                80           23            33          --                136
Administrative expenses.................                60            8            24          --                 92
Technological expenses..................                40            3             2          --                 45
Amortization of intangible assets.......                --           --             1          --                  1

                                               ------------------------------------------------------------------------
OPERATING INCOME (LOSS).................              (113)          59            76          26                 48

Equity earnings (loss) from affiliates..               195           44            (7)       (136)                96
Interest expense........................               (62)          --           (49)         27                (84)
Other income, net.......................                10           15            35         (52)                 8
Loss on debt modification...............                (1)          --            --           1                 --
Reorganization items, net...............               (44)          --            (5)         --                (49)

                                               ------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAX
     EXPENSE (BENEFIT)..................               (15)         118            50        (134)                19
Income tax expense (benefit)............               (27)          30             9          --                 12
                                               ------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                       12           88            41        (134)                 7
Income (loss) from discontinued
     operations, net of tax.............                (3)          --             8          (1)                 4
Cumulative effect of change in accounting
     principle, net of tax .............                (1)          --            (2)         --                 (3)
                                               ------------------------------------------------------------------------
NET INCOME..............................            $    8       $   88        $   47      $ (135)            $    8
                                               ========================================================================


                                CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                             YEAR ENDED DECEMBER 31, 2005

                                                Parent Only                     Non-                     Consolidated
                                                  Solutia      Guarantors    Guarantors   Eliminations      Solutia
                                                  -------      ----------    ----------   ------------      -------

NET INCOME..............................            $    8       $   88        $   47      $ (135)            $    8
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments........               (11)         (14)          (20)         34                (11)
Net realized loss on derivative
     instruments........................                (1)          --            --          --                 (1)
Minimum pension liability adjustments,
     net of tax.........................                (6)          --             4          (4)                (6)
                                               ------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS) ............            $  (10)      $   74        $   31      $ (105)            $  (10)
                                               ========================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                               CONSOLIDATING STATEMENT OF OPERATIONS
                                                   YEAR ENDED DECEMBER 31, 2004

                                                Parent Only                     Non-                     Consolidated
                                                  Solutia      Guarantors    Guarantors   Eliminations      Solutia
                                                  -------      ----------    ----------   ------------      -------


NET SALES...............................            $2,008       $  164        $  839      $ (374)            $2,637
Cost of goods sold......................             2,019           85           707        (395)             2,416
                                               ------------------------------------------------------------------------
GROSS PROFIT (LOSS).....................               (11)          79           132          21                221

Marketing expenses......................                86           22            31          --                139
Administrative expenses.................                62            8            26          --                 96
Technological expenses..................                40            2             2          --                 44
Amortization of intangible assets.......                 1           --            --          --                  1

                                               ------------------------------------------------------------------------
OPERATING INCOME (LOSS).................              (200)          47            73          21                (59)

Equity earnings (loss) from affiliates..                43          (22)          (14)        (33)               (26)
Interest expense........................              (153)          --           (53)         93               (113)
Other income, net.......................                18           75            22        (115)                --
Loss on debt modification...............                --           --           (15)         --                (15)
Reorganization items, net...............               (73)          --            --          --                (73)

                                               ------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAX
     EXPENSE (BENEFIT)..................              (365)         100            13         (34)              (286)
Income tax expense (benefit)............               (51)          45             4          --                 (2)

                                               ------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
     OPERATIONS.........................              (314)          55             9         (34)              (284)
Loss from Discontinued Operations, net
     of tax.............................                (2)          --           (30)         --                (32)

                                               ------------------------------------------------------------------------
NET INCOME (LOSS).......................            $ (316)      $   55        $  (21)      $ (34)            $ (316)
                                               ========================================================================


                                 CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                             YEAR ENDED DECEMBER 31, 2004

                                                Parent Only                     Non-                     Consolidated
                                                  Solutia      Guarantors    Guarantors   Eliminations      Solutia
                                                  -------      ----------    ----------   ------------      -------


NET INCOME (LOSS).......................            $ (316)      $   55        $  (21)     $  (34)            $ (316)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments........                15           14            28         (42)                15
Minimum pension liability adjustments,
     net of tax.........................               (18)          --            (9)          9                (18)
                                              -------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS).............            $ (319)      $   69        $   (2)     $  (67)            $ (319)
                                              =========================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                   CONSOLIDATING BALANCE SHEET
                                                        DECEMBER 31, 2006

                                                Parent Only                     Non-                     Consolidated
                                                  Solutia      Guarantors    Guarantors   Eliminations      Solutia
                                                  -------      ----------    ----------   ------------      -------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................          $   23       $   14        $  113     $    --             $  150
Trade receivables, net....................               2          144           142          --                288
Intercompany receivables..................             157          782           134      (1,073)                --
Miscellaneous receivables.................              69            1            35          --                105
Inventories...............................             148           28           114         (16)               274
Prepaid expenses and other assets.........              20            1             7           3                 31
Assets of discontinued operations.........              --           --            --          --                 --
                                                 ----------------------------------------------------------------------
   TOTAL CURRENT ASSETS...................             419          970           545      (1,086)               848

PROPERTY, PLANT AND EQUIPMENT, NET........             578           82           135          --                795
INVESTMENTS IN AFFILIATES.................           2,394          266             7      (2,474)               193
GOODWILL..................................              --           72            17          --                 89
IDENTIFIED INTANGIBLE ASSETS, NET.........               2           26             3          --                 31
INTERCOMPANY ADVANCES.....................             128        1,238           994      (2,360)                --
OTHER ASSETS..............................              57           --            42          --                 99
                                                 ----------------------------------------------------------------------
   TOTAL ASSETS...........................          $3,578       $2,654        $1,743     $(5,920)            $2,055
                                                 ======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..........................          $  177       $    8        $   45     $    (2)            $  228
Intercompany payables.....................             177           13           156        (346)                --
Accrued liabilities.......................             154           14            77          --                245
Short-term debt...........................             650           --            --          --                650
Intercompany short-term debt..............               1           --           195        (196)                --
Liabilities of discontinued operations....               1           --            --          --                  1
                                                 ----------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.................           1,160           35           473        (544)             1,124

LONG-TERM DEBT............................              --           --           210          --                210
INTERCOMPANY LONG-TERM DEBT...............              --           --           669        (669)                --
OTHER LIABILITIES.........................             196            1            92          --                289
                                                 ----------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE          1,356           36         1,444      (1,213)             1,623

LIABILITIES SUBJECT TO COMPROMISE.........           3,639          413            20      (2,223)             1,849

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock..............................               1           --            --          --                  1
Additional contributed capital ...........              56           --            --          --                 56
Treasury stock............................            (251)          --            --          --               (251)
Net (deficiency) excess of assets at
  spinoff and subsidiary capital..........            (113)       2,205           279      (2,484)              (113)
Accumulated other comprehensive loss......             (67)          --            --          --                (67)
Accumulated deficit.......................          (1,043)          --            --          --             (1,043)
                                                 ------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......          (1,417)       2,205           279      (2,484)            (1,417)
                                                 ------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)...............................          $3,578       $2,654        $1,743     $(5,920)            $2,055
                                                 ========================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                   CONSOLIDATING BALANCE SHEET
                                                        DECEMBER 31, 2005

                                                Parent Only                     Non-                     Consolidated
                                                  Solutia      Guarantors    Guarantors   Eliminations      Solutia
                                                  -------      ----------    ----------   ------------      -------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................          $    1       $   15        $   91     $    --             $  107
Trade receivables, net....................               7          118           121          --                246
Intercompany receivables..................             115          754            89        (958)                --
Miscellaneous receivables.................              67           --            28          --                 95
Inventories...............................             142           31            94         (13)               254
Prepaid expenses and other assets.........              23           --             8           3                 34
Assets of discontinued operations.........              --           --            69          --                 69
                                                 ----------------------------------------------------------------------
   TOTAL CURRENT ASSETS...................             355          918           500        (968)               805

PROPERTY, PLANT AND EQUIPMENT, NET........             589           84            97          --                770
INVESTMENTS IN AFFILIATES.................           2,291          209            13      (2,308)               205
GOODWILL..................................              --           72             4          --                 76
IDENTIFIED INTANGIBLE ASSETS, NET.........               2           26            --          --                 28
INTERCOMPANY ADVANCES.....................             128        1,238           704      (2,070)                --
OTHER ASSETS..............................              62           --            38          --                100
                                                 ----------------------------------------------------------------------
   TOTAL ASSETS...........................          $3,427       $2,547        $1,356     $(5,346)            $1,984
                                                 ======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..........................          $  167       $    9        $   43     $    (1)            $  218
Intercompany payables.....................             108           12           111        (231)                --
Accrued liabilities.......................             143           13            67          --                223
Short-term debt...........................             300           --            --          --                300
Intercompany short-term debt..............              --           --           182        (182)                --
Liabilities of discontinued operations....               1           --            25          --                 26
                                                 ----------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.................             719           34           428        (414)               767

LONG-TERM DEBT............................              --           --           247          --                247
INTERCOMPANY LONG-TERM DEBT...............              --           --           402        (402)                --
OTHER LIABILITIES.........................             201           --            47          --                248
                                                 ----------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE            920           34         1,124        (816)             1,262

LIABILITIES SUBJECT TO COMPROMISE.........           3,961          407            21      (2,213)             2,176

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock..............................               1           --            --          --                  1
Additional contributed capital ...........              56           --            --          --                 56
Treasury stock............................            (251)          --            --          --               (251)
Net (deficiency) excess of assets at
  spinoff and subsidiary capital..........            (113)       2,106           211      (2,317)              (113)
Accumulated other comprehensive loss......             (93)          --            --          --                (93)
Accumulated deficit.......................          (1,054)          --            --          --             (1,054)
                                                 ----------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......          (1,454)       2,106           211      (2,317)            (1,454)
                                                 ----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)...............................          $3,427       $2,547        $1,356     $(5,346)            $1,984
                                                 ======================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   YEAR ENDED DECEMBER 31, 2006

                                                Parent Only                     Non-                     Consolidated
                                                  Solutia      Guarantors    Guarantors   Eliminations      Solutia
                                                  -------      ----------    ----------   ------------      -------

CASH PROVIDED BY (USED IN) OPERATIONS.....          $ (277)      $   35        $   58     $    --             $ (184)
                                               ------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases...             (66)          (6)          (37)         --               (109)
Acquisition and investment payments.......             (23)          --             7          --                (16)
Property disposals and investment proceeds               5           --            72          --                 77
                                               ------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES..............................             (84)          (6)           42          --                (48)
                                               ------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations              350           --            --          --                350
Payments on long-term debt obligations....              --           --           (51)         --                (51)
Deferred debt issuance costs..............              (8)          --            (9)         --                (17)
Other financing activities................              --           --            (7)         --                 (7)
Changes in investments and advances from
  (to) affiliates.........................              41          (30)          (11)         --                 --
                                               ------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES..............................             383          (30)          (78)         --                275
                                               ------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................              22           (1)           22          --                 43

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.........................               1           15            91          --                107
                                               ------------------------------------------------------------------------
END OF YEAR...............................          $   23       $   14        $  113     $    --             $  150
                                               ========================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   YEAR ENDED DECEMBER 31, 2005

                                                Parent Only                     Non-                     Consolidated
                                                  Solutia      Guarantors    Guarantors   Eliminations      Solutia
                                                  -------      ----------    ----------   ------------      -------

CASH PROVIDED BY (USED IN) OPERATIONS.....          $ (150)      $   62          $ 64     $    --             $  (24)
                                               ------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases...             (46)         (13)          (22)         --                (81)
Property disposals and investment proceeds              79           --             2          --                 81
                                               ------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES..............................              33          (13)          (20)         --                 --
                                               ------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in cash collateralized letters
  of credit...............................              17           --            --          --                 17
Changes in investments and advances from
  (to) affiliates.........................              59          (41)          (18)         --                 --
Deferred debt issuance costs .............              (1)          --            --          --                 (1)
                                              -------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES..............................              75          (41)          (18)         --                 16
                                               ------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................             (42)           8            26          --                 (8)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.........................              43            7            65          --                115
                                               ------------------------------------------------------------------------
END OF YEAR...............................          $    1       $   15        $   91     $    --             $  107
                                               ========================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   YEAR ENDED DECEMBER 31, 2004

                                                Parent Only                     Non-                     Consolidated
                                                  Solutia      Guarantors    Guarantors   Eliminations      Solutia
                                                  -------      ----------    ----------   ------------      -------

CASH PROVIDED BY (USED IN) OPERATIONS.....          $  (53)      $   91        $    3     $    --             $   41
                                               ----------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases...             (27)         (10)          (24)         --                (61)
Acquisition and investment payments, net
  of cash acquired........................             (36)          --            --          --                (36)
                                               ----------------------------------------------------------- ----------------
CASH USED IN INVESTING ACTIVITIES.........             (63)         (10)          (24)         --                (97)
                                               ----------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations.            (361)          --            --          --               (361)
Proceeds from issuance of long-term debt
  obligations.............................             300           --            --          --                300
Net change in cash collateralized letters
  of credit...............................              87           --            --          --                 87
Changes in investments and advances from
  (to) affiliates.........................              37          (94)           57          --                 --
Deferred debt issuance costs..............              (9)          --            (5)         --                (14)
                                               ----------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES..............................              54          (94)           52          --                 12
                                               ----------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................             (62)         (13)           31          --                (44)

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR.........................             105           20            34          --                159
                                               ----------------------------------------------------------------------------
END OF YEAR...............................          $   43       $    7        $   65     $    --             $  115
                                               ============================================================================

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of December 31, 2006, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. The Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2006, Solutia's disclosure controls and procedures are effective to provide reasonable assurance that Solutia records, processes, summarizes, and reports the required disclosure information within the specified time periods. Further, there were no changes in Solutia's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         Management assessed the effectiveness of Solutia's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Solutia maintained effective internal control over financial reporting as of December 31, 2006.

         Solutia's independent auditors have issued an attestation report on management's assessment of Solutia's internal control over financial reporting. This report appears on page 108.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Solutia Inc.:

     We have audited management's assessment, included in the accompanying Management Report, that Solutia Inc. and subsidiaries (Debtor-In-Possession) (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule, and included explanatory paragraphs regarding the Company's filing for reorganization under Chapter 11 of the United States Bankruptcy Code, substantial doubt about the Company's ability to continue as a going concern, and change in accounting principle for the adoption of Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

St. Louis, Missouri
March 1, 2007

ITEM 9B. OTHER INFORMATION

         On February 27, 2007, Solutia announced that it had reached a definitive agreement (the "Transaction Agreement") to purchase Akzo Nobel's stake in Flexsys, the 50%/50% rubber chemicals joint venture between Akzo Nobel and Solutia. Solutia and Akzo Nobel have entered into a letter agreement, attached hereto as Exhibit 10(ss), committing the parties to execute the definitive agreement upon completion of consultation with Dutch employee works council representatives.

         The following description of the Transaction Agreement sets forth a brief summary of certain material terms of that agreement. However, this description does not purport to be complete and is qualified in its entirety by reference to the specific terms of the Transaction Agreement, attached to this Annual Report on Form 10-K as Exhibit 10(rr).

         The Transaction Agreement provides for the sale by Akzo Nobel of its interest in the Flexsys joint venture to Solutia for an initial purchase price of $212.5 million subject to various adjustments. The purchase will make Solutia the sole owner of Flexsys.

         This transaction is subject to approval by the Bankruptcy Court, receipt of required regulatory approvals, finalizing the purchase agreement for Akzo Nobel's Crystex manufacturing operations in Japan and the fulfillment of other customary closing conditions. Solutia will fund the purchase through a combination of sources, including a portion of its DIP financing package as described in "Management's Discussion and Analysis" in Item 7 above.

         Pursuant to the Transaction Agreement, Akzo Nobel has agreed, subject to certain limitations and exclusions, to indemnify, defend and hold harmless Flexsys, Solutia, their affiliates and representatives from and in respect of any losses and liabilities arising out of any breaches of the representations, warranties or covenants contained in the Transaction Agreement. Solutia and Flexsys have agreed, subject to certain limitations and exclusions, to indemnify, defend and hold harmless Akzo Nobel and its affiliates from and in respect of any losses and liabilities arising out of any breaches of the representations, warranties or covenants contained in the Transaction Agreement.

         Akzo Nobel has agreed, subject to certain exceptions, that for a period of five years after the closing of the Transaction Agreement, neither it nor its affiliates will compete with the Flexsys business and for a period of three years after the closing of the Transaction Agreement, Akzo Nobel will not solicit for employment certain employees of Flexsys.

         In addition to customary termination rights, the Transaction Agreement may be terminated prior to closing by Akzo Nobel or Solutia if the closing has not occurred on or before May 25, 2007.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

         The following table shows information about Solutia's directors on March 1, 2007:

----------------------------------------------------------------------------------------------------------------------------------
 Name, Age, Year First Became                                             Principal Occupation and Other Business
      a Solutia Director           Other Directorships                   Experience Since At Least January 1, 2002
----------------------------------------------------------------------------------------------------------------------------------
Jeffry N. Quinn, 48             None                       President, Chief Executive Officer and Director since May 2004.
2004                                                       Named Chairman of the Board on February 22, 2006.  Mr. Quinn
                                                           previously served as Solutia's Senior Vice President, General Counsel and Chief Restructuring Officer from 2003 to 2004.  Prior to joining
                                                           Solutia, Mr. Quinn  served from 2000 to 2002 as Executive Vice
                                                           President, Chief Administrative Officer and General Counsel of
                                                           Premcor Inc., one of the largest  independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil,
                                                           petrochemical feedstocks, petroleum coke and other petroleum products in the United States.  Premcor Inc. is now owned by Valero Energy
                                                           Corp.
----------------------------------------------------------------------------------------------------------------------------------
Paul H. Hatfield, 71            Bunge Limited; Maritz,     Principal of Hatfield Capital Group, a private investment company.
1997                            Inc.; Penford Corporation  Previously, Mr. Hatfield served as Chairman of the Board, President and Chief Executive Officer of Petrolite Corporation, a specialty chemical company offering integrated technologies with products and services which are used primarily in energy-related industries, including chemical treatment programs, performance-enhancing additives, process equipment, engineering services and polymers used as additives in a wide range of industrial and consumer product applications, from 1995 through 1997.  Petrolite Corporation is now known as Baker Petrolite, a division of Baker Hughes.
----------------------------------------------------------------------------------------------------------------------------------
Robert H. Jenkins, 63           AK Steel Holdings          Retired Chairman of the Board and Chief Executive Officer, Sundstrand
1997                            Corporation; CLARCOR       Corporation.  Previously, Mr. Jenkins served as Chairman of the Board
                                Inc.; Jason Inc.;          and Chief Executive Officer of Sundstrand Corporation, a multinational
                                ACCO Brands                organization engaged in the design, manufacture, and sale of a variety of proprietary, technology-based components and systems for diversified international markets, from 1997 through 1999.
----------------------------------------------------------------------------------------------------------------------------------
Frank A. Metz, Jr., 73          None                       Retired Senior Vice President, Finance and Planning and Chief
1997                                                       Financial Officer, International Business Machines Corporation.
                                                           Previously served as Senior Vice President, Finance and Planning and
                                                           Chief Financial Officer, International Business Machines Corporation
                                                           (IBM), the world's largest information technology company, business and technology services company, consulting services organization, information technology research organization, and financier of information technology, from 1986 through 1993 and as a Director of
                                                           IBM from 1991 through 1993.
----------------------------------------------------------------------------------------------------------------------------------
J. Patrick Mulcahy, 63          Energizer Holdings,        Chairman, Energizer Holdings, Inc., one of the world's largest
1999                            Inc.; Hanesbrands Inc.     manufacturers of primary batteries, flashlights and men's and women's wet-shave products.  Mr. Mulcahy previously served as Chief Executive
                                                           Officer of Energizer Holdings, Inc. from 2000 through 2005.
----------------------------------------------------------------------------------------------------------------------------------
Sally G. Narodick, 61           Cray Inc.; Penford         Retired President, Narodick Consulting, an educational technology and
2000                            Corporation;  Puget        e-learning consulting firm, from 2000 through 2004.  Ms. Narodick
                                Energy, Inc., and its      previously served as Chief Executive Officer of Apex Learning, Inc.,
                                wholly owned subsidiary,   an educational software company, from its founding in 1998 until 2000.
                                Puget Sound Energy,
                                Inc.; SumTotal Systems,
                                Inc.
----------------------------------------------------------------------------------------------------------------------------------
John B. Slaughter, 72           None                       President and Chief Executive Officer, National Action Council for
1997                                                       Minorities in Engineering, Inc. (a non-profit corporation).  Mr.
                                                           Slaughter previously served as the Irving R. Melbo professor of leadership in education at the University of Southern California and
                                                           President Emeritus of Occidental College from 1999 through 2000.
----------------------------------------------------------------------------------------------------------------------------------

         Philip R. Lochner resigned from our board of directors effective January 31, 2007 and as a result, his information is not included above. His resignation was not due to any disagreement with Solutia with respect to its operations, policies or practices. All the directors were elected prior to Solutia's Chapter 11 filing. Solutia has not held an annual shareholders' meeting during its Chapter 11 case.

OFFICERS

         The following table shows information about Solutia's executive officers on March 1, 2007:

----------------------------------------------------------------------------------------------------------------------------------
  Name, Age and Position with          Year First Became an           Other Business Experience Since At Least January 1, 2002
            Solutia                Executive Officer of Solutia
----------------------------------------------------------------------------------------------------------------------------------
Jeffry N. Quinn, 48               2003                           President, Chief Executive Officer and Director since May
President, Chief Executive                                       2004.  Named Chairman of the Board on February 22, 2006.  Mr.
Officer and Chairman of the                                      Quinn previously served as Solutia's Senior Vice President,
Board                                                            General Counsel and Chief Restructuring Officer from 2003 to
                                                                 2004.  Prior to joining Solutia, Mr. Quinn served from 2000 to
                                                                 2002 as Executive Vice President, Chief Administrative Officer
                                                                 and General Counsel of Premcor Inc., one of the largest
                                                                 independent petroleum refiners and suppliers of unbranded
                                                                 transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United
                                                                 States.  Premcor Inc. is now owned by Valero Energy Corp.
----------------------------------------------------------------------------------------------------------------------------------
Kent J. Davies, 43                2006                           Senior Vice President and President, CPFilms since January
Senior Vice President and                                        2006.  Mr. Davies previously served as Senior Vice President,
President, CPFilms                                               Marketing, R&D and Regulatory, for United Industries Corp., a
                                                                 global consumer products company, from 2002 through 2005 and
                                                                 Senior Vice President, Marketing of United Industries Corp.,
                                                                 from 2001 through 2002.
----------------------------------------------------------------------------------------------------------------------------------
Luc De Temmerman, 52              2003                           Senior Vice President and President, Performance Products since
Senior Vice President and                                        2005.  Mr. De Temmerman is a long-time Solutia employee who has
President, Performance Products                                  previously served as Senior Vice President and Chief Operating
                                                                 Officer from 2004 through 2005; Vice President and General
                                                                 Manager, Performance Products, from 2003 through 2004;
                                                                 Worldwide Commercial Director for Laminated Glazing Products
                                                                 and Services, from 2001 through 2002.
----------------------------------------------------------------------------------------------------------------------------------
Rosemary L. Klein, 39             2004                           Senior Vice President, General Counsel and Secretary since
Senior Vice President, General                                   2004.  Ms. Klein served as Solutia's Vice President, Secretary
Counsel and Secretary                                            and General Counsel, Corporate and External Affairs in 2004 and
                                                                 Assistant General Counsel in 2003.  Ms. Klein served as
                                                                 Assistant General Counsel and Secretary of Premcor Inc., one of
                                                                 the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the
                                                                 United States, from 2000 through 2003.  Premcor Inc. is now owned by Valero Energy Corp.
----------------------------------------------------------------------------------------------------------------------------------
James M. Sullivan, 46             2004                           Senior Vice President, Chief Financial Officer and Treasurer
Senior Vice President, Chief                                     since 2004.  Mr. Sullivan served as Solutia's Vice President
Financial Officer and Treasurer                                  and Controller from 1999 through 2004.
----------------------------------------------------------------------------------------------------------------------------------
James R. Voss, 40                 2005                           Senior Vice President, Business Operations since 2005.  Mr.
Senior Vice President, Busines                                   Voss served as Senior Vice President and Chief Administrative
Operations                                                       Officer of Premcor Inc., one of the largest independent
                                                                 petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States, from 2000 through 2005.  Premcor Inc. is now owned by Valero Energy Corp.
----------------------------------------------------------------------------------------------------------------------------------
Jonathon P. Wright, 47            2005                           Senior Vice President and President, Integrated Nylon since
Senior Vice President and                                        2005.  Mr. Wright served as a Vice President for Charles River
President, Integrated Nylon                                      Associates, an international economic and business consulting firm, from 2002 through 2005 where he worked extensively in the petrochemical, specialty chemical and related process
                                                                 industries.  Mr. Wright was a Managing Director of Arthur D.
                                                                 Little's North American Strategy and Organizational Consulting
                                                                 business from 1997 through 2002.
----------------------------------------------------------------------------------------------------------------------------------

         The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

AUDIT AND FINANCE COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

         The members of Solutia's Audit and Finance Committee, which met nine times in 2006, are Mr. Metz, chairman; Mr. Mulcahy, Mrs. Narodick and Dr. Slaughter. Solutia's board of directors has concluded that each member of the committee is independent within the meaning of Rule 10A-3 of the Exchange Act of 1934 and the New York Stock Exchange's listing standards. The board has also concluded that Mr. Metz is an audit committee financial expert, as that term is defined in the rules issued under the Sarbanes-Oxley Act of 2002.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires Solutia's directors and executive officers to file reports of holdings and transactions in Solutia's common stock with the Securities and Exchange Commission. During 2006, all reports required by Solutia's directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934 were made in a timely manner.

CODE OF ETHICS

         Solutia's board of directors has adopted a Code of Ethics for Senior Financial Officers. This code applies to Solutia's chief executive officer and the other senior officers who have financial responsibilities, including Solutia's chief financial officer, treasurer, controller and general counsel. This code is filed as an exhibit to this Annual Report on Form 10-K. Any person who wishes to obtain a copy of our Code of Ethics may do so by writing to Investor Relations, Solutia Inc., 575 Maryville Centre Drive, St. Louis, Missouri 63141.

LEGAL PROCEEDINGS

         For a description of litigation pending against certain former officers of Solutia see the first paragraph under "Other Legal Proceedings" on page 21 above.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

COMPENSATION PHILOSOPHY AND OBJECTIVES

         The Executive Compensation and Development Committee of our Board of Directors (the "ECDC") establishes our compensation philosophy and enacts and administers programs consistent with that philosophy. The ECDC does this in consultation with our Chief Executive Officer and our senior-level human resources personnel. The ECDC functions pursuant to a designation of authority from the full Board of Directors and in accordance with a written charter which was approved by the ECDC and the full Board of Directors.

         The ECDC has endorsed a pay-for-performance philosophy for our executives, including our Chief Executive Officer, designed to support our efforts to create a high performance culture within the Company. The key objectives of this philosophy are to:

         o Attract, retain and motivate executive officers by maintaining programs which offer competitive total compensation opportunities ( as compared to similarly situated companies) but which provide the potential for recognition of outstanding performance and penalties for performance that is not competitive;

         o Promote and incent the achievement of short-term and long-term operating and financial objectives that will maximize the value of Solutia's bankruptcy estate for our constituents; and

         o Avoid creation of an entitlement mentality by sufficiently differentiating between high-performers who drive the Company's performance and those who do not.

         The ECDC believes that the programs in place are well-designed to achieve the above stated compensation philosophy; however, certain of its decisions with respect to executive compensation matters are subject to Bankruptcy Court approval. As part of the court approval process, these ECDC determinations are subject to objections by constituents in our Chapter 11 case. In the opinion of the ECDC often the perspectives of these various constituents may be motivated by their own pecuniary interest, which in some cases, may not be consistent with the Board's obligations to maximize the value of our estate for the benefit of all constituents.

         In addition, as a result of being in Chapter 11, the Company has been unable to offer effective broad-based long-term compensation programs. The absence of the ability to offer any equity-based long term compensation has been especially troubling in effecting the above stated compensation philosophy.

         Due to these dynamics, during our bankruptcy case, the ECDC has not been able to, and in the future, may not be able to, fully implement executive compensation changes to meet the objectives stated above. The ECDC believes that the current aggregate compensation opportunities for many of the Company's executives, including its senior executives, may fall short of the objectives stated above. As a result, the Company may experience difficulty attracting or retaining executive officers, which could have the effect of delaying or preventing our emergence from Chapter 11 or our failure to achieve operating and financial objectives.

         To mitigate this issue, to the extent possible, the Company has requested bankruptcy court approval to make certain changes in its compensation programs with respect to the terms and conditions of employment for its senior executives. Specifically the company has requested approval of changes to the employment contracts of the CEO and certain other senior executives, a change in the base compensation of the CEO, and the approval of the 2007 annual incentive plan. These matters are scheduled for hearing before the Bankruptcy Court on March 12, 2007.

ESTABLISHING COMPENSATION PROGRAMS AND COMPENSATION LEVELS

         Our Chief Executive Officer, Jeffry N. Quinn (the "CEO"), plays a significant role in the compensation process, other than with respect to his own compensation. Our CEO participates in ECDC meetings at the ECDC's request to provide:

         o Background information regarding our operating and financial objectives;

         o His evaluation of the performance of the senior executive officers; and

         o Compensation and professional development recommendations as to senior executive officers (other than himself).

         The ECDC evaluates the performance of the CEO and, subject to Bankruptcy Court approval, makes all compensation decisions related to the CEO and other members of the executive leadership team.

         To assist the ECDC in making decisions regarding compensation program design and appropriate compensation levels, the ECDC employs Mercer HR Consulting, an internationally recognized compensation consulting firm. Mercer provides the ECDC with company specific compensation market data from their review of the public filings of certain peer companies. They advise the ECDC on program design and competitive compensation levels. The ECDC established two peer groups to be used in evaluating the overall competitiveness of our compensation program (the "Peer Groups"). The Peer Groups were chosen based on a number of factors, including similar lines of business and the overall size and value of the peer companies. One of the Peer Groups consists of chemical companies while the second peer group includes similarly situated companies currently in Chapter 11. The Peer Groups are evaluated and updated at least once a year and more often if necessary.

          The ECDC annually compares the compensation program for our executive officers, including our CEO, Chief Financial Officer ("CFO"), and our three other most highly paid executive officers named in the Summary Compensation Table (collectively, the "Named Executive Officers"), to programs of companies in the Peer Groups.

COMPONENTS OF EXECUTIVE COMPENSATION

         The principal components of our current executive compensation program, including our Named Executive Officers, are:

         o    Base salary;

         o    Annual bonus; and

         o For certain of our senior executives, including our Named Executive Officers, a bonus related to emergence from Chapter 11.

         Each of these elements is discussed more fully below.

         Currently our executive compensation program does not include any long-term compensation. Our equity based incentive plan was suspended upon our Chapter 11 filing. Without such a plan, our executives do not have the opportunity to be rewarded for the achievement of long term performance goals. Consequently, the total compensation our executives can earn is significantly impaired as compared to executives at companies within Solutia's Peer Groups, that have long term incentive plans. Long term incentive compensation, particularly in the form of equity based compensation creates an ownership mentality, encourages retention and helps balance longer term strategic goals with shorter-term operating and financial goals. The absence of such incentives is a significant shortcoming in our current programs, especially with respect to our senior executives for whom, under competitive market practices, long term compensation would normally constitute a significant part of total compensation.

         ANNUAL COMPENSATION

Mix of Compensation Components

         Annual cash compensation for our employees and executives, including our Named Executive Officers, is comprised of a mixture of base salary and an annual performance-based bonus. The exact mix between fixed compensation (base pay) and variable compensation (annual bonuses) varies based upon an employee's role in the organization. In allocating annual compensation opportunity between base salary and annual bonus, our ECDC believes that the compensation of our most senior management personnel - those levels of management having the greatest ability to influence our performance - should be weighted more heavily to variable compensation tied to the Company's performance. As position and responsibility increase, the ECDC believes that an increasing portion of an employee's total compensation should be performance based, and contingent upon the achievement of the company's financial and operating objectives.

         As a result, while almost all of our employees have an annual bonus opportunity, those at senior management levels receive a greater percentage of their annual cash compensation opportunity in the form of a bonus and therefore a greater amount of their total annual compensation is at risk. The ECDC believes that such structure creates a strong incentive for our senior executives to drive high levels of performance.

Base Salary

         Base salary is a critical element of executive compensation as it is the only element of compensation that provides our executives with an assured annual cash compensation amount. We generally attempt to maintain base salaries for senior executives at approximately the 50th percentile of companies in our Peer Groups. In determining the appropriate base salary level, the ECDC considers a number of factors including:

         o the executive's qualifications, past performance and experience;

         o    the scope of the executive's responsibilities;

         o salary practices at other companies within our Peer Group for similar positions;

         o    our internal equity considerations; and

         o    our overall performance.

         Base salaries are reviewed on an annual basis, and may be adjusted from time to time based on the above criteria. See the Summary Compensation Table on page 119 for more information about the 2006 base salaries of our Named Executive Officers.

Annual Bonus

         Our annual bonus plan, which was approved for 2006 by the Bankruptcy Court on September 25, 2006, is the Solutia Annual Incentive Program (the "AIP"). The AIP is a broad-based plan that applies to almost all of our employees. The AIP serves as an integral component of annual compensation for employees and fosters our pay-for-performance philosophy. The AIP is designed to deliver a significant portion of the executive's annual overall compensation opportunity in the form of a cash bonus based on achievement of key financial and operating objectives. The ECDC administers the AIP. The following is a discussion of the principal concepts embedded in the AIP.

         TARGET BONUSES

         Each participant in the AIP has a set target bonus. Target bonuses are based upon both external and internal considerations. The ECDC's philosophy is that from an external perspective, target bonuses are set such that median performance will result in median annual compensation and that performance above or below median levels will result in compensation above or below median levels. From an internal perspective, target bonuses are determined primarily by salary grade level within the organization. Salary grade levels are reflective of an individual's job and level of responsibility. In general, those with direct profit-and-loss responsibility have a higher target bonus opportunity than another participant at the same salary grade level that does not have direct profit-and-loss responsibility.

         BONUS POOLS

         The AIP is based upon a bonus pool concept. There are separate bonus pools determined for enterprise-level participants and the participants in each business unit in the following manner. Each year the ECDC establishes financial and operating performance metrics for the enterprise and for each business unit and a weighting for each metric. These determinations are based on the advice and recommendation of management. For each metric, a threshold (0.50x), target (1.0x), and maximum (3.0x) funding level is determined by the ECDC. Under the AIP these funding levels are referred to as funding factors. If the threshold performance level is not met with respect to any particular performance metric there is no funding of the bonus pool with respect to that metric. The target level funding or a 1.0x funding factor is the aggregate of all target bonuses for participants in the AIP.

         These determinations by the ECDC in effect establish a correlation between performance and funding for bonuses. For example, if only threshold level performance was achieved for all metrics, the funding factor would be 0.50x and total bonus pool would be only 50% of the sum of all participants' target bonuses. Conversely, if maximum performance levels were achieved for all metrics the funding factor would be 3.0x and the total bonus pool would be 300% of the sum of all participants' target bonuses. At the end of the year, the performance of the Company and its business units against the pre-established metrics is measured and the ECDC determines the funding factor for each bonus pool.

         FUNDING HISTORY OF BONUS POOLS

         The enterprise and each business unit achieved at least the threshold level of performance during the previous three years and during that period, the average overall annual funding of the bonus pools has been 42.6% of the maximum. Overall funding of the AIP for 2006 was approved by the ECDC at 47.3% of maximum.

         2006 PERFORMANCE METRICS

          The performance metrics for 2006 for each incentive pool are as set forth in the following chart:

--------------------------------------------------------------------------------------------------------------------------
BONUS POOL                       MEASURE         WEIGHT         MEASURE         WEIGHT        MEASURE         WEIGHT
--------------------------------------------------------------------------------------------------------------------------
                                Enterprise
Enterprise Pool                 EBITDAR(1)        45%       Free Cash Flow       55%            N/A             N/A
--------------------------------------------------------------------------------------------------------------------------
Integrated Nylon Pool           EBITDA(2)         50%       Free Cash Flow       50%            N/A             N/A
--------------------------------------------------------------------------------------------------------------------------
Saflex Pool                       EBITDA          33-1/3%   Free Cash Flow       33-1/3%   Gross Margin %       33-1/3%
--------------------------------------------------------------------------------------------------------------------------
CPFilms Pool                      EBITDA          50%       Free Cash Flow       50%            N/A             N/A
--------------------------------------------------------------------------------------------------------------------------
Chemicals Pool                Free Cash Flow      100%            N/A            N/A            N/A             N/A
--------------------------------------------------------------------------------------------------------------------------
Plastic Products Pool         Free Cash Flow      100%            N/A            N/A            N/A             N/A
--------------------------------------------------------------------------------------------------------------------------

(1) In general, "EBITDAR" means EBITDA plus, in accordance with United States generally accepted accounting principles ("GAAP") and subject to historical internal reporting standards, reorganization items.
(2) In general, "EBITDA" means consolidated net income (loss) determined on a consolidated basis in accordance with GAAP and subject to historical internal reporting standards, excluding certain items specified in the 2006 AIP.

         BONUS DETERMINATIONS

         Once the bonus pools are established, individual bonuses are determined as part of our performance management process. Individual bonuses are comprised of an objective portion and a subjective portion.

         Forty-five percent (45%) of each bonus pool is paid out on a straight objective basis to participants in that pool. This is the objective portion of a participant's bonus. Forty-five percent (45%) of each bonus pool is allocated to individual participants within the pool based upon on individual performance versus set goals and individual performance versus peer performance. The remaining ten percent (10%) of each bonus pool are aggregated to constitute an enterprise discretionary pool which can be allocated to any participant in the AIP. Allocations from these discretionary funds constitute the discretionary portion of a participant's bonus.

         Each participant's target bonus is multiplied by the relevant funding factor (the same funding factor that was used to determine the size of the bonus pool from which the participant's bonus is paid). By definition, the sum of all performance adjusted target bonuses for all participants in one of the bonus pools equals the total bonus pool. As a result, an individual is in effect guaranteed 45% of their target adjusted performance bonus except in cases of extreme individual performance issues. The discretionary portion of an individual's bonus can range from zero upward, which is limited only by the total funding of the relevant bonus pool. However, the ECDC has determined, as an administrative policy matter, that except in extreme cases, the maximum bonus an individual can receive under the AIP is 200% of their performance adjusted target bonus.

         The aggregate of all bonuses paid from each of the bonus pools can not exceed the amount of the pool except, any discretionary bonus paid to the CEO in excess of 50% of his performance adjusted target bonus, does not, at the discretion of the ECDC, diminish the pool available for bonus to other participants.

         BONUS RANGES

         The concepts described above in effect determine the range of potential bonus for a participant in any given year. If threshold performance levels are not met, there would be no bonus pool, and there would be no bonuses. If a bonus pool is funded, except in extreme performance situations, a participant would be eligible to receive a minimum bonus of 45% of their performance adjusted target bonus to a maximum bonus of two times their performance adjusted target bonus. Since the maximum funding factor that can be achieved is 3.0x (if the maximum performance is achieved) a participant's maximum performance adjusted bonus would be three times their target bonus and the maximum bonus they could receive is two times this amount or six times their target bonus.

         BONUSES OF NAMED EXECUTIVE OFFICERS

         The bonuses of our CEO and other Named Executive Officers are determined in accordance with the above plan concepts. The ECDC determines the bonus for our CEO. The ECDC also reviews and approves our CEO's recommendations for bonus awards to our executive leadership team including the other Named Executive Officers.

         For 2006 Our Named Executive Officers were eligible to receive awards from the following incentive pools, in addition to the enterprise discretionary bonus pool:

         -------------------------------------------------------------------------------------------------------
         Named Executive Officer                    Bonus Pools
         -------------------------------------------------------------------------------------------------------
         J. N. QUINN                                ENTERPRISE POOL
         -------------------------------------------------------------------------------------------------------
         J. M. SULLIVAN                             ENTERPRISE POOL
         -------------------------------------------------------------------------------------------------------
         L. DE TEMMERMAN                            CHEMICALS POOL; PLASTIC PRODUCTS POOL; AND SAFLEX POOL
         -------------------------------------------------------------------------------------------------------
         J.R. VOSS                                  ENTERPRISE POOL
         -------------------------------------------------------------------------------------------------------
         J.P. WRIGHT                                INTEGRATED NYLON POOL
         -------------------------------------------------------------------------------------------------------

         The target annual bonus for the Named Executive Officer is in accordance with the Named Executive Officer's employment agreement with the Company as described in "Employment Agreements with Named Executive Officers" on page 122.

         Based upon the performance achieved by the Company in 2006 and the funding of the incentive pools, among other factors, the following items were considered by the ECDC in determining the amount of the discretionary bonus for our CEO and in approving the recommendations made by the CEO regarding senior executives.

         o The significant improvement in the Company's financial performance despite such challenges as continuously escalating raw material costs, unplanned downtime at our Alvin, Texas plant and managing the competing demands of the Chapter 11 process.

         o        The improved safety performance of the Company;

         o The continued growth in our Saflex business and completion of, or progress towards, such strategic initiatives in Saflex as the acquisition of our joint venture partner's 51% stake in Quimica resulting in our sole ownership of Quimica's plant located in Puebla, Mexico, the construction of our PVB plant in China and a third extrusion line at our Ghent plant;

         o The continued transformation of our Nylon business as evidenced by the conversion of carpet fiber lines at the Company's Pensacola facility to produce nylon plastics;

         o The development and implementation of a new business model in our CP Films business;

         o        The successful launch of an operations excellence initiative;

         o The significant progress in our Chapter 11 case including the filing of a plan of reorganization in February 2006 and completing a trial on the JPMorgan litigation matter;

         o The exploration of all possible avenues to reach a confirmable plan of reorganization, including the possibility of selling the equity of the reorganized company or certain of the Company's businesses or assets;

         o The successful amendment and upsizing of our debtor-in-possession financing;

         o The continued upgrading of the Company portfolio as evidenced by the disposition of the Company's pharmaceutical services business at an attractive valuation, and the agreement to acquire the remainder of the Flexsys joint venture; and

         o The strong leadership of the executive team that has been successful in retaining management talent for the Company, kept morale high and the organization focused notwithstanding the challenges of the Chapter 11 proceeding.

         Please see the "Grants of Plan Based Awards Table" on page 120 for estimated payouts under the AIP at threshold, target and maximum payout levels for each Named Executive Officer for the fiscal year ended December 31, 2006. The actual bonus amount paid under the AIP to each Named Executive Officer can be found in the Summary Compensation Table on page 119.

Long Term Incentives and Emergence Bonus

         EQUITY BASED INCENTIVES

         Use of our long-term equity based incentive plan was suspended upon our Chapter 11 filing and no awards have been made under it since that time. Although suspended, our long-term incentive plan previously included a stock incentive plan under which stock options, restricted stock or other awards of stock-based compensation could be granted. Certain of our Named Executive Officers hold fully-vested stock options that were granted prior to the suspension of our long-term incentive plan. Solutia's existing shares of common stock, as well as options and warrants to purchase common stock, will be cancelled upon our emergence from Chapter 11. It is highly unlikely that holders of options, including the Named Executive Officers, will receive any consideration in our Chapter 11 case for their equity based compensation.
See the "Outstanding Equity Awards at Fiscal Year-End Table" on page 120 for more information regarding the stock options owned by our Named Executive Officers.

         EMERGENCE BONUS

         Pursuant to their employment agreements and under certain circumstances, each of our Named Executive Officers is entitled to receive an emergence bonus when we emerge from Chapter 11. When we entered into these employment agreements in 2004 and 2005, the ECDC believed that the inclusion of an emergence bonus would provide a strong incentive for our Named Executive Officers to achieve our emergence from Chapter 11 as soon as reasonably practicable and provide long-term compensation that would serve as a reasonable substitute for the lack of any other long-term compensation program. However, the delay in our emergence from Chapter 11, which has been caused by factors outside the control of senior management, and other program design issues, have diminished the annualized value of potential awards under this plan. See "Employment Agreements with Named Executive Officers" on page 122 for a description of the emergence bonuses that each Named Executive Officer may be entitled to receive.

TERMINATION/SEVERANCE AGREEMENTS

         All executives, including our Named Executive Officers, are parties to employment agreements with us which specify payments upon termination for various causes. In the event of a "not for cause" termination (as defined in the respective employment agreements), our Named Executive Officers are entitled to receive various amounts based on multiples of their base salaries. Executives are also entitled to four months continuation of health insurance at active employee contribution rates and executive outplacement services. No specific "change in control" provisions or tax gross-up provisions are provided in the agreements. See "Employment Agreements with Named Executive Officers" on page 122 and the "Potential Payments Under Employment Agreements" on page 124 for a description of the terms of the employment agreements and an estimate of the benefits that our Named Executive Officers would be entitled to receive pursuant to their respective employment agreements under various employment termination scenarios.

BENEFITS AND OTHER PERQUISITES

         Executives participate in the same benefit programs provided for other Solutia employees. There are no supplemental retirement programs. The only additional perquisite the executives are provided is company paid financial and tax preparation services not to exceed $7,000.00 per year. This benefit is provided for the executive given our belief that good financial planning and tax preparation by a professional reduces the time and attention the executive would otherwise spend on their personal financial affairs and affords them more time to focus on their executive responsibilities with Solutia.

RETIREMENT PLANS

         We froze our pension plan as of June 30, 2004 in connection with our Chapter 11 reorganization and, as a result, only interest credits are being applied to the accounts. See "Pension Plans" on page 121 for more information about our retirement plan and the benefits that our Named Executive Officers would be entitled to receive thereunder.

COMPENSATION COMMITTEE REPORT

         The Executive Compensation and Development Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions, the ECDC recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Solutia's annual report on Form 10-K for 2006.

J. PATRICK MULCAHY (CHAIR)
ROBERT H. JENKINS
FRANK A. METZ, JR.

SUMMARY COMPENSATION TABLE

         The following table shows information about the compensation of Solutia's chief executive officer, chief financial officer and the three most highly compensated executive officers other than the chief executive officer and chief financial officer who were serving as executive officers at December 31, 2006. Certain columns have been omitted where inapplicable.

------------------------------------------------------------------------------------------------------------------------
          (a)              (b)      (c)      (d)       (e)         (f)            (g)           (h)            (i)

                                                                              Changes in
                                                                                Pension
                                                                               Value and
                                                                Non-Equity   Nonqualified
                                                                Incentive      Deferred
        Name and                            Stock    Option        Plan      Compensation    All Other
       Principal                  Salary    Awards   Awards    Compensation    Earnings     Compensation
        Position         Year       ($)      ($)       ($)        ($)(1)        ($)(2)         ($)(3)         Total
------------------------------------------------------------------------------------------------------------------------

J. N. Quinn              2006    $500,000    -0-       -0-    $2,700,000     $317          $16,780          $3,217,000
President, Chief
Executive Officer and
Chairman of the Board
------------------------------------------------------------------------------------------------------------------------

J. M. Sullivan           2006     360,000    -0-       -0-       700,000      2,486         16,297           1,078,783
Senior Vice President,
Chief Financial Officer
and Treasurer
------------------------------------------------------------------------------------------------------------------------

L. De Temmerman          2006     377,000    -0-       -0-       845,000(4)   201,548       112,045(5)       1,535,593
Senior Vice President
and President,
Performance Products
------------------------------------------------------------------------------------------------------------------------

J. R. Voss               2006     320,000    -0-       -0-       580,000      -0-           31,003(6)          931,003
Senior Vice President,
Business Operations
------------------------------------------------------------------------------------------------------------------------

J. P. Wright             2006     375,000    -0-       -0-       412,500      -0-           16,366             803,866
Senior Vice President
and President,
Integrated Nylon
------------------------------------------------------------------------------------------------------------------------

(1) Included in this column as 2006 Non-Equity Incentive Plan Compensation are awards under the 2006 Solutia Annual Incentive Program as described under "Annual Bonus" in the Compensation Discussion and Analysis above.

(2) Amounts represent the actuarial increase in the present value of the Named Executive Officer's benefits under Solutia's defined benefit plan.

(3) Includes Solutia contributions to thrift/savings plans, as follows: Mr. Quinn, $15,400; Mr. Sullivan, $15,400; Mr. Voss, $14,467 and Mr. Wright, $15,400. Mr. De Temmerman does not participate in the Company's thrift/savings plan.

     Also includes the dollar value of insurance premiums paid by Solutia with respect to life insurance as follows: Mr. Quinn - $1,380; Mr. Sullivan - $897; Mr. De Temmerman - $1,549; Mr. Voss - $468; and Mr. Wright - $966.

(4) Mr. De Temmerman is a Belgian employee under assignment to the United States pursuant to the letter agreement identified in the Exhibit Index to this Annual Report on Form 10-K. Mr. De Temmerman's bonus for 2006 was paid in Euros. His bonus has been converted into U.S. dollars at the December 31, 2006 exchange rate of 1.3147 U.S. dollars to 1 Euro.

(5) Includes $50,850 for a housing allowance; $24,254 for a home leave allowance; $14,951 for tax equalization payments, net of taxes, pursuant to the letter agreement; $10,381 for a children's allowance provided under Belgian law; and $10,606 for a customary Belgian representation allowance.

(6)  Includes relocation related tax gross-ups of $16,068.

GRANTS OF PLAN-BASED AWARDS TABLE

         The amounts indicated below are non-equity incentive payouts under Solutia's 2006 Annual Incentive Plan. For a complete discussion of the 2006 AIP, please see "Annual Bonus" in the Compensation Discussion and Analysis above.

     --------------------------------------------------------------------------------
                                        ESTIMATED POSSIBLE PAYOUTS UNDER NON-EQUITY
                                                   INCENTIVE PLAN AWARDS
     --------------------------------------------------------------------------------
                             Grant date   Threshold       Target         Maximum
              Name                          ($)(1)        ($)(2)         ($)(3)
     --------------------------------------------------------------------------------
     J. N. Quinn                N/A       $375,000       750,000        4,500,000
     --------------------------------------------------------------------------------
     J. M. Sullivan             N/A        135,000       270,000        1,620,000
     --------------------------------------------------------------------------------
     L. De Temmerman            N/A        188,500       377,000        2,262,000
     --------------------------------------------------------------------------------
     J.R. Voss                  N/A        120,000       240,000        1,440,000
     --------------------------------------------------------------------------------
     J. P. Wright               N/A        187,500       375,000        2,250,000
     --------------------------------------------------------------------------------

     (1) Represents amounts awarded if the performance adjusted target bonus of 0.50x funding level is achieved.
     (2) Represents amounts awarded if the performance adjusted target bonus of 1.0x funding level is achieved.
     (3) Represents amounts awarded if the performance adjusted target bonus of 3.0x funding level is achieved.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

         The following table sets forth information for each of the Named Executive Officers regarding the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2006.

--------------------------------------------------------------------------------------------------------
                                                            OPTION AWARDS
--------------------------------------------------------------------------------------------------------
              (a)            (b)             (c)              (d)           (e)              (f)
                                                          Equity
                                                          Incentive
                                                          Plan Awards:
                                                          Number of
                          Number of       Number of       Securities
                          Securities      Securities      Underlying
                          Underlying      Underlying      Unexercised
                          Unexercised     Unexercised     Unearned         Option
                          Options (#)     Options (#)     Options      Exercise Price       Option
      Name                Exercisable     Unexercisable       (#)         ($)(1)        Expiration Date
--------------------------------------------------------------------------------------------------------
J. N. Quinn                 25,000             -             -0-            $1.22         7/24/2013
--------------------------------------------------------------------------------------------------------
                               -          40,000 (1)                        $3.90         1/28/2013
--------------------------------------------------------------------------------------------------------
J. M. Sullivan              25,000             -                           $19.25         9/15/2007
--------------------------------------------------------------------------------------------------------
                            10,000             -                           $20.594        8/31/2009
--------------------------------------------------------------------------------------------------------
                               -          12,000 (2)                       $14.032         7/5/2010
--------------------------------------------------------------------------------------------------------
                               -          12,000 (3)                       $13.85          9/3/2011
--------------------------------------------------------------------------------------------------------
                               -          12,000 (4)                       $10.35          1/7/2012
--------------------------------------------------------------------------------------------------------
                             6,000             -                            $8.63         5/21/2012
--------------------------------------------------------------------------------------------------------
                            25,000             -                            $1.48         4/21/2013
--------------------------------------------------------------------------------------------------------
                            10,000             -                            $1.22         7/24/2013
--------------------------------------------------------------------------------------------------------
L. De Temmerman             25,000             -                           $19.25         9/15/2007
--------------------------------------------------------------------------------------------------------
                            10,000             -                           $20.594        8/31/2009
--------------------------------------------------------------------------------------------------------
                            10,000             -                           $14.032         7/5/2010
--------------------------------------------------------------------------------------------------------
                            10,000             -                           $13.85          9/3/2011
--------------------------------------------------------------------------------------------------------
                            10,000             -                           $10.35          1/7/2012
--------------------------------------------------------------------------------------------------------
                               -          50,000 (5)                        $1.22         7/24/2013
--------------------------------------------------------------------------------------------------------
J.R. Voss                      -               -             -0-             N/A
--------------------------------------------------------------------------------------------------------
J. P. Wright                   -               -             -0-             N/A
--------------------------------------------------------------------------------------------------------




1. Performance options vest upon the earlier of (i) the achievement of certain percentage increases in the Fair Market Value (as defined below) of Solutia common stock over the Fair Market Value on the date of grant, or (ii) 1/29/2012.

2. Performance options vest upon the earlier of (i) the achievement of certain percentage increases in the Fair Market Value (as defined below) of Solutia common stock over the Fair Market Value on the date of grant, or (ii) 7/6/2009.

3. Performance options vest upon the earlier of (i) the achievement of certain percentage increases in the Fair Market Value (as defined below) of Solutia common stock over the Fair Market Value on the date of grant, or (ii) or 9/4/2010.

4. Performance options vest upon the earlier of (i) the achievement of certain percentage increases in the Fair Market Value (as defined below) of Solutia common stock over the Fair Market Value on the date of grant, or (ii) 1/8/2011.

5. Performance options vest upon the earlier of (i) the achievement of certain percentage increases in the Fair Market Value (as defined below) of Solutia common stock over the Fair Market Value on the date of grant, or (ii) 1/1/2007.

          % Increase in Fair Market                 % of Option
         Value from Option Grant Date               Exercisable
         ----------------------------               -----------

                     20%                                  25%
                     30                                   50
                     50                                   75
                     75                                  100

         For purposes of the vesting of performance options, "Fair Market Value" means, as of any given date, the average of the highest and lowest sales prices of Solutia common stock reported as the New York Stock Exchange-Composite Transactions for such day, or if the Common Stock was not traded on the New York Stock Exchange on such day, then on the next preceding day on which the Common Stock was traded, all as reported by The Wall Street Journal under the heading New York Stock Exchange-Composite Transactions or by such other source as the Executive Compensation and Development Committee may select. For each stock option reported above, the "Fair Market Value" at the date of grant is equal to the exercise price.

AGGREGATED OPTION EXERCISES IN 2006 AND STOCK VESTED

         There were no options exercised by the Named Executive Officers during 2006, and none of the options held by them at the end of 2006 were "in the money." Solutia's existing shares of common stock, as well as options and warrants to purchase its common stock, will be cancelled upon our emergence from Chapter 11. It is highly unlikely that holders of options to purchase Solutia's common stock, including the Named Executive Officers, will receive any consideration in our Chapter 11 case for their equity based compensation.

PENSION PLANS

                                      SOLUTIA PENSION BENEFITS
----------------------------------------------------------------------------------------------------------
                                                 Number of Years   Present Value of
                                                   of Credited       Accumulated       Payments During
                                                     Service           Benefit         Last Fiscal Year
         Name                 Plan Name                ($)               ($)                 ($)
----------------------------------------------------------------------------------------------------------
J. N. Quinn            Solutia Inc. Employees'         1.46             24,357               -0-
                       Pension Plan  (U.S.)
----------------------------------------------------------------------------------------------------------
J. M. Sullivan         Solutia Inc. Employees'
                       Pension Plan  (U.S.)           20.93            256,110               -0-
----------------------------------------------------------------------------------------------------------
L. De Temmerman        Solutia Retirement Plan
                       (Belgium)                      22.33           1,011,589              -0-
----------------------------------------------------------------------------------------------------------
J.R. Voss              N/A - Not eligible for
                       any pension plan                 -                 -                  -0-
----------------------------------------------------------------------------------------------------------
J. P. Wright           N/A - Not eligible for           -                 -                  -0-
                       any pension plan
----------------------------------------------------------------------------------------------------------

         We froze our pension plan as of June 30, 2004 in connection with our Chapter 11 reorganization and as a result, only interest credits are being applied to accounts. To the extent Named Executive Officers participated in the pension plan prior to the freezing of the plan, they are eligible for benefits payable under the defined benefit pension plans applicable to Solutia's regular full-time employees. An executive's benefits are based on his service, if any, with Pharmacia prior to the spinoff of Solutia and service with Solutia since the spinoff. Solutia's defined benefit pension plans for its U.S. employees consist of two accounts: a "Prior Plan Account" (for those employees who earned benefits under Pharmacia's pension plan before the spinoff) and a "Cash Balance Account." The opening balance of the Prior Plan Account was the December 31, 1996 present value of the executive's lump sum retirement benefit earned prior to January 1, 1997, under Pharmacia's defined benefit pension plans, calculated using the assumption that the monthly benefit would be
                                     121
payable at age 55 with no reduction for early payment. The formula used to calculate the opening balance was based on average final compensation (as defined in the pension plan) multiplied by years of service (as defined in the pension plan). Until June 30, 2004, for each year of the executive's continued employment with Solutia (including all of 1997), the executive's Prior Plan Account increased by 4% to recognize that prior plan benefits would have grown as a result of pay increases. As a result of the plan freeze, the 4% annual increases to the Prior Plan Account were eliminated for service after June 30, 2004. The Prior Plan Account is credited with 8.5% interest each year until the executive reaches age 55.

         Until June 30, 2004, for each year during which the executive was employed by Solutia, 3% of annual compensation (salary and annual bonus) in excess of the Social Security wage base and a percentage, ranging from 3% to 7% based on age, of annual compensation were credited to the Cash Balance Account. In addition, the Cash Balance Account of executives who earned benefits under Pharmacia's defined benefit pension plans before 1997 was credited each year (for up to ten years based on prior years of service with Pharmacia before 1997) during which the executive was employed by Solutia (including all of 1997) with an amount equal to a percentage, ranging from 2% to 6% based on age, of annual compensation. As a result of the plan freeze, all credits to the Cash Balance Account that are based on annual compensation were eliminated for compensation earned after June 30, 2004. The Cash Balance Account was credited with interest each year based on the 30-year treasury rate. In light of the discontinuance of the 30-year treasury rate, the Cash Balance Account is currently credited with an interest rate determined and published by the Internal Revenue Service to serve as a proxy for the 30-year treasury rate.

         U.S. Pension

         The December 31, 2006 account balances were projected to age 65. The Prior Plan account was projected at 8.5% interest to age 55, and 0% from age 55 to age 65, according to the plan rules. The Cash Balance Account was projected to age 65 using the current interest crediting rate in effect for 2006 and 2007, which is 5%. The balances were then discounted back from age 65 to December 31, 2006 using the discount rate of 5.75% to determine the present value.

         Because the U.S. Pension Plan is frozen as of June 30, 2004, compensation earned by the Named Executive Officers after this date is not considered in the calculation of pension benefits. Prior to June 30, 2004, the pensionable pay included base pay and annual incentive bonus payments. The account balances in the U.S. Pension Plan are payable upon termination of employment, or the executive can choose to defer the receipt of benefits to a later date and earn interest on the Cash Balance Account and Prior Plan Account as described above.

         Belgian Retirement Plan

         Mr. De Temmerman is a Belgian employee and as such, participates in Solutia's Belgian Retirement Plan. His accrued benefit was calculated as of December 31, 2006 based on the final average earnings, the credited service, and the average social security ceiling as of December 31, 2006. The accrued benefit is equal to a lump sum payable at age 60 based on final average earnings (as defined in the plan) and credited service (as defined in the plan). The present value of the accrued benefit as of December 31, 2006 was determined by discounting the accrued benefit from age 60 to December 31, 2006 using a discount rate of 4.50%. This amount was converted to U.S. dollars using a conversion rate of $1.31470 per Euro as of December 31, 2006.

         Only base salary is used in calculating earnings under the Belgian Retirement Plan. The Belgian Pension benefit is payable at age 60 with an actuarial reduction applied to the benefit for earlier retirement or termination. The Chapter 11 filing does not impact the operation of the Belgian Retirement Plan in any respect.

NONQUALIFIED DEFERRED COMPENSATION

         Solutia does not offer nonqualified deferred compensation to any employees at this time.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

         The descriptions below are only summaries of the agreements that Solutia has with its Named Executive Officers and are qualified in their entirety by the actual agreements, copies of which have been filed with the Securities and Exchange Commission and are identified in the Exhibit Index to this Annual Report on Form 10-K.

         Effective July 19, 2004, Solutia entered into Senior Executive Agreements with Mr. Quinn, Mr. De Temmerman and Mr. Sullivan which were approved by our Board and the Bankruptcy Court. On April 21, 2005, upon Bankruptcy Court approval, we entered into amended and restated employment agreements with Mr. Quinn and Mr. Sullivan, each dated July 19, 2004. Subsequently the Company entered similar agreements with Mr. Voss and Mr. Wright which were approved by the Bankruptcy Court on August 1, 2005. Each of these agreements has a term beginning on the date such agreement was effective and expiring on the date which is six-months from the date on which Solutia emerges from bankruptcy. These agreement as amended and restated are collectively referred to as the "Senior Executive Agreements".

         BASE SALARY

The Senior Executive Agreements provide for a minimum annual base salary for each of the executives until the six month anniversary of the Emergence Date (as described below) as follows:

                           Mr. Quinn          $500,000
                           Mr. De Temmerman   $350,000
                           Mr. Sullivan       $325,000
                           Mr. Voss           $300,000
                           Mr. Wright         $350,000

         Mr. De Temmerman's minimum salary is actually expressed as 289,519 Euros. The above dollar figure represents the U.S. Dollar equivalent at an exchange rate of 1.2089.

         TARGET BONUS OPPORTUNITY AND OTHER BENEFITS

         Each of these executives is entitled to participate in Solutia's annual incentive program with each having a target annual bonus opportunity of a percentage of his annual base salary as follows:

                           Mr. Quinn              150%
                           Mr. De Temmerman       100%
                           Mr. Wright             100%
                           Mr. Sullivan            75%
                           Mr. Voss                75%

         Each of the executives is also entitled to participate in all long-term and other incentive plans or programs applicable to senior executive officers of Solutia and its subsidiaries and in the applicable savings, retirement, welfare benefit and vacation plans.

         EMERGENCE INCENTIVE PROGRAM

         Pursuant to the Senior Executive Agreements each of the Named Executive Officers participates in the Solutia Inc. Emergence Incentive Bonus Program ("Emergence Incentive Bonus Program") under which the executives would be entitled to a bonus on such date that the Bankruptcy Court shall have confirmed a plan of reorganization of Solutia Inc. under Chapter 11 of the U.S. Bankruptcy Code and such plan shall have become effective (the "Emergence Date"). Eligibility for such bonus is dependent upon the Named Executives being employed by Solutia (or any of our subsidiaries) on the Emergence Date.

         If the executives are employed on the six-month anniversary of the Emergence Date, or shall have been terminated without Cause (as defined in the Senior Executive Agreements), or shall have resigned for Good Reason (as defined in the Senior Executive Agreements), or shall have died or been terminated for Disability (as defined in the Senior Executive Agreements), they shall be entitled to receive a special emergence bonus to be paid from a pool. If the executive voluntarily terminates his employment other than for Good Reason or is terminated for Cause between the Emergence Date and the six-month anniversary thereof, then he shall forfeit his right to receive the special emergence bonus.

         Funding of the bonus pool will depend upon the achievement of three performance measures: EBITDA, Enterprise Value and Unsecured Creditor Recoveries (all as defined and described in the Emergence Incentive Bonus Program). Our Board, in its discretion, may elect to pay the bonuses in shares of Reorganized Solutia common stock in lieu of cash. The maximum pool that can be achieved under the Emergence Incentive Bonus Program is $10,000,000 with the Named Executive Officers being entitled to receive a fixed percentage of such pool as follows:

                           Mr. Quinn             37.5%
                           Mr. Sullivan          15.0%
                           Mr. De Temmerman      22.5%
                           Mr. Wright            15.0%
                           Mr Voss               10.0%

         SEVERANCE AND NON-COMPETE PROVISIONS

         If, during the Employment Period, any of the Named Executives is terminated other than for Cause, or any of these executives terminates his employment for Good Reason, we will pay such executive: (a) any unpaid but accrued base salary through the Date of Termination (as defined in the Senior Executive Agreements), (b) any unpaid annual bonus earned with respect to the previous year, and

(c) any unpaid accrued vacation pay (collectively, "Accrued Obligations"). In addition, if the Date of Termination occurs before the Emergence Date, Mr. De Temmerman, would receive an amount equal to 125% of his annual base salary immediately prior to his Date of Termination, and Mr. Quinn, Mr. Sullivan, Mr. Wright or Mr. Voss would receive an amount equal to 200% of his respective annual base salary immediately prior to his respective Date of Termination, provided that they waive any and all claims against Solutia and its subsidiaries. The executives will also be entitled to any other benefits or amounts, excluding severance or separation pay or benefits, for which they are eligible under any plan, program, or policy of Solutia and its subsidiaries, such as any vested benefit under any qualified defined benefit or defined contribution retirement plan in which they participate (collectively, "Other Benefits"). If employment terminates because of death or Disability, the executive or his estate, as applicable, will receive Accrued Obligations and Other Benefits.

         The Senior Executive Agreements also contain provisions relating to non-competition, protection of Solutia's confidential information and non-solicitation of Solutia employees.

POTENTIAL PAYMENTS UPON TERMINATION

         The table below sets forth estimates of the amounts to which each Named Executive Officer would be entitled, other than accrued but unpaid base salary and benefits payable under broad-based employee benefit plans and programs, in the event of a termination of the officer's employment other than for Cause, or by the executive for Good Reason, on December 31, 2006. The amounts would be payable under the Senior Executive Agreements are as follows:

       -------------------------------------------------------------------------------------------------------
       Name                        Severance Payment (1)     Benefits (2)           Outplacement Services (3)
       -------------------------------------------------------------------------------------------------------
       J.N. Quinn                  $1,000,000                  $1005                   $25,000
       -------------------------------------------------------------------------------------------------------
       J. M. Sullivan                 720,000                   2955                    25,000
       -------------------------------------------------------------------------------------------------------
       L. De Temmerman                471,250                   2611                    25,000
       -------------------------------------------------------------------------------------------------------
       J.R. Voss                      640,000                   No Coverage             25,000
       -------------------------------------------------------------------------------------------------------
       J. P. Wright                   750,000                   3116                    25,000
       -------------------------------------------------------------------------------------------------------

(1)  Severance Payment based on fiscal 2006 salary.
(2) Consists of health, dental and vision insurance coverage. The value is based upon the type of insurance coverage we carried for each executive officer as of January 1, 2007 and is valued at the premiums in effect on January 1, 2007.
(3) At the request of the Named Executive Officer, we will provide outplacement services for up to twelve months post termination in an amount not to exceed $25,000 per Named Executive Officer.

COMPENSATION OF DIRECTORS

         The following table describes the compensation arrangements with our non-employee directors for the 2006 fiscal year.

       ------------------------------------------------------------------------------------------------------
               Name                Fees       Stock    Option      Changes in    All Other       Total
                                 Earned or   Awards    Awards    Pension Value  Compensation      ($)
                                  Paid in    ($)(2)    ($)(2)         and
                                   Cash                           Nonqualified
                                  ($)(1)                            Deferred
                                                                  Compensation
                                                                    Earnings
       ------------------------------------------------------------------------------------------------------
       Paul H. Hatfield          $200,250      -0-       -0-          -0-            -0-        $200,250
       ------------------------------------------------------------------------------------------------------
       Robert H. Jenkins          124,376      -0-       -0-          -0-            -0-         124,376
       ------------------------------------------------------------------------------------------------------
       Philip R. Lochner (3)      119,334      -0-       -0-          -0-            -0-         119,334
       ------------------------------------------------------------------------------------------------------
       Frank A. Metz, Jr.         143,793      -0-       -0-          -0-            -0-         143,793
       ------------------------------------------------------------------------------------------------------
       J. Patrick Mulcahy         140,751      -0-       -0-          -0-            -0-         140,751
       ------------------------------------------------------------------------------------------------------
       Sally G. Narodick          127,334      -0-       -0-          -0-            -0-         127,334
       ------------------------------------------------------------------------------------------------------
       John B. Slaughter          136,793      -0-       -0-          -0-            -0-         136,793
       ------------------------------------------------------------------------------------------------------

         (1) The fees earned include attendance fees for Board and Committee meetings. During 2006, the Board met 15 times, the Audit and Finance Committee, the ECDC and the Governance Committee met 9, 5 and 5 times, respectively.
                                     124


         (2) Solutia did not grant any stock or option awards to directors or employees in 2006. Solutia previously granted deferred stock units to non-employee directors prior to filing for reorganization under Chapter 11. The number of deferred stock units credited to each non-employee director and options outstanding as of December 31, 2006 are as follows:

                  ----------------------------------------------------------------------------------
                  Name                            options outstanding        deferred stock units
                  ----------------------------------------------------------------------------------
                  Paul  H. Hatfield               21,334                     24,202
                  ----------------------------------------------------------------------------------
                  Robert  H. Jenkins              21,334                     24,202
                  ----------------------------------------------------------------------------------
                  Philip R. Lochner               10,833                      2,859
                  ----------------------------------------------------------------------------------
                  Frank A. Metz, Jr.              21,334                     12,103
                  ----------------------------------------------------------------------------------
                  J. Patrick Mulcahy              17,500                     20,348
                  ----------------------------------------------------------------------------------
                  Sally G. Narodick               15,167                     16,426
                  ----------------------------------------------------------------------------------
                  John B. Slaughter               21,334                     12,103
                  ----------------------------------------------------------------------------------

         Solutia's existing shares of common stock, as well as options and warrants to purchase its common stock, together with deferred stock units, will be canceled upon our emergence from Chapter 11. It is highly unlikely that its directors and executive officers will receive any consideration in our Chapter 11 case for their equity based compensation.

         (3) Philip R. Lochner resigned from our Board of Directors effective January 31, 2007. His resignation was not due to any disagreement with Solutia with respect to its operations, policies or practices.

         The following table displays all components of compensation for non-employee directors in fiscal year 2006. In June 2006, the board of directors approved an increase in compensation based on the recommendation of the Governance Committee.

            -------------------------------------------------------------------------------
            FORM OF COMPENSATION                              AMOUNT OF COMPENSATION
                                                       ------------------------------------
                                                          Jan-May 2006      June-Dec 2006
                                                               $                  $
            -------------------------------------------------------------------------------
            Annual Board Retainer                            60,000            70,000
            -------------------------------------------------------------------------------
            Chairman of the Board Retainer                   75,000               -
            -------------------------------------------------------------------------------
            Lead Director Retainer                             -               50,000
            -------------------------------------------------------------------------------
            Annual Retainer for Committee Chairman            5,000             7,500
            -------------------------------------------------------------------------------
            Board Attendance Fee (each meeting)               2,000             2,500
            -------------------------------------------------------------------------------
            Committee Attendance Fee (each meeting)           2,000             2,500
            -------------------------------------------------------------------------------

         Directors who are Solutia employees do not receive payment for their services as directors. Jeffry N. Quinn, the current Chairman of the Board is also our President and Chief Executive Officer. The Lead Director retainer is paid to the lead non-employee director if the Chairman of the Board is an employee of Solutia. The current Lead Director is Paul Hatfield and he receives the Lead Director retainer.

         Non-employee directors do not have a retirement plan, nor do they participate in Solutia's benefit plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Executive Compensation and Development Committee is comprised of three directors: Mr. Mulcahy, Chair, and Messrs. Metz and Jenkins. None of these individuals is a current or former officer or employee of Solutia or any of its subsidiaries, nor did any of these individuals have any reportable transactions with Solutia or any of its subsidiaries during 2006. During 2006, none of Solutia's executive officers served as a director or member of the compensation committee (or equivalent thereof) of another entity, any of whose executive officers served as a director of Solutia.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP BY DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table shows Solutia common stock owned beneficially by Solutia's directors and executive officers as of December 31, 2006, including those deferred stock units credited to the account of each non-employee director that are payable in stock. Solutia's existing shares of common stock as well as options and warrants to purchase its common stock as well as deferred stock units will be cancelled upon our emergence from Chapter 11. It is highly unlikely that our directors and executive officers will receive any consideration in our Chapter 11 case for their equity based compensation. In general, "beneficial ownership" includes those shares a person has the power to vote, or the power to transfer, and stock options that are exercisable currently or become exercisable within 60 days. Except as otherwise noted, each person has sole voting and investment power over his or her shares.

------------------------------------------------------------------------------------------------------
                                          Shares of Common Stock     Shares Underlying
                                            Beneficially Owned      Options Exercisable
                 Name                              (a)               Within 60 Days (b)       Total
------------------------------------------------------------------------------------------------------
Luc De Temmerman                                    50(c)                  81,999             82,049
------------------------------------------------------------------------------------------------------
Paul H. Hatfield                                   31,602                  21,334             52,936
------------------------------------------------------------------------------------------------------
Robert H. Jenkins                              24,372 (d)                  21,334             45,706
------------------------------------------------------------------------------------------------------
Philip R. Lochner, Jr.                              2,859                  10,833             13,692
------------------------------------------------------------------------------------------------------
Frank A. Metz, Jr.                                 13,912                  21,334             35,246
------------------------------------------------------------------------------------------------------
J. Patrick Mulcahy                                 31,348                  17,500             48,848
------------------------------------------------------------------------------------------------------
Sally G. Narodick                                  16,426                  15,167             31,593
------------------------------------------------------------------------------------------------------
Jeffry N. Quinn                                 40,000(e)                  25,000             65,000
------------------------------------------------------------------------------------------------------
John B. Slaughter                               13,903(f)                  21,334             35,237
------------------------------------------------------------------------------------------------------
James M. Sullivan                                2,050(g)                 108,938            110,988
------------------------------------------------------------------------------------------------------
James R. Voss                                           0                       0                  0
------------------------------------------------------------------------------------------------------
Jonathon P. Wright                                      0                       0                  0
------------------------------------------------------------------------------------------------------
All directors and executive officers              176,522                 536,773            713,295
(16 persons)
------------------------------------------------------------------------------------------------------

(a) The number of shares shown includes those deferred stock units credited to the account of each non-employee director that are scheduled to be paid out in the form of stock, as follows:

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

(g) The number of shares shown for Mr. Sullivan includes 2,050 shares owned jointly by Mr. Sullivan and his wife.

         The total share holdings reported above for all directors and executive officers as a group equal less than 1% of the number of shares of Solutia common stock outstanding on December 31, 2006. No director or executive officer holds more than 1% of these shares.

OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

         The following table shows all persons or entities that Solutia knows were "beneficial owners" of more than five percent of Solutia common stock on February 23, 2007.

-----------------------------------------------------------------------------------------------------------

                                                Amount and Nature of Beneficial
     Name and Address of Beneficial Owner      Ownership of Solutia Common Stock     Percent of Class
-----------------------------------------------------------------------------------------------------------
Ardsley Advisory Partners (1)                              7,303,500                       6.99%
262 Harbor Drive
Stamford, Connecticut 06902
-----------------------------------------------------------------------------------------------------------

(1) This information is based on a Schedule 13G that Ardsley Advisory Partners filed with the SEC on February 14, 2007 on behalf of itself and its affiliates Ardsley Partners I, Philip J. Hempelman, Ardsley Offshore Fund Ltd., Ardsley Partners Fund II, L.P. and Ardsley Partners Institutional Fund, L.P. Includes 7,303,500 shares (6.99% of Solutia's common stock) beneficially owned by Ardsley Advisory Partners, 4,776,300 shares (4.57% of Solutia's common stock) beneficially owned by Ardsley Partners I, 7,303,500 shares (6.99% of Solutia's common stock) beneficially owned by Philip J. Hempelman, 2,436,200 shares (2.33% of Solutia's common stock) beneficially owned by Ardsley Offshore Fund Ltd., 3,194,300 shares (3.06% of Solutia's common stock) beneficially owned by Ardsley Partners Fund II, L.P., and 1,582,000 shares (1.51% of Solutia's common stock) beneficially owned by Ardsley Partners Institutional Fund, L.P. Ardsley Partners I serves as the general partner of Ardsley Partners I, Ardsley Partners II, L.P. and Ardsley Partners Institutional Fund, L.P. Ardsley Advisory Partners serves as investment manager of Ardsley Offshore Fund Ltd. and as investment advisor of Ardsley Partners II, L.P. and Ardsley Institutional Fund, L.P. and certain managed accounts with respect to the Solutia common stock directly owned by Ardsley Offshore Fund Ltd., Ardsley Partners II, L.P., Ardsley Institutional Fund, L.P. and the managed accounts. Philip J. Hempelman is the managing partner of Ardsley Advisory Partners and Ardsley Partners I. Mr. Hempelman disclaims beneficial ownership of all shares of Solutia common stock held or controlled by Ardsley Partners I, Ardsley Offshore Fund Ltd., Ardsley Partners Fund II, L.P. and Ardsley Partners Institutional Fund, L.P. except to the extent of the 612,000 of such shares which relate to his individual economic interest in Ardsley Partners II, L.P.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information about Solutia's equity compensation plans as of December 31, 2006. Solutia's existing shares of common stock as well as options and warrants to purchase its common stock will be cancelled upon our emergence from Chapter 11. It is highly unlikely that its directors or executive officers will receive any consideration in our chapter 11 case for their equity based compensation.

------------------------------------------------------------------------------------------------------------------
                                                                                 Number of Securities Remaining
                             Number of Securities to      Weighted-Average        Available for Future Issuance
                             be Issued upon Exercise      Exercise Price of      under Equity Compensation Plans
                             of Outstanding Options,    Outstanding Options,     (Excluding Securities Reflected
                              Warrants, and Rights      Warrants, and Rights             in Column (a))
       Plan Category                   (a)                       (b)                           (c)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                             12,270,394                   15.50                     4,654,657(1)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders (2)                         247,320(3)                  14.59(4)                     25,174
------------------------------------------------------------------------------------------------------------------
Total                               12,517,714                   15.49                       4,679,831
------------------------------------------------------------------------------------------------------------------

(1) There have been no grants of options or appreciation rights nor awards of restricted or unrestricted stock since the filing of the Chapter 11 case nor is it anticipated that any grants or awards will be made prior to emergence from Chapter 11 under either the Solutia Inc. 2000 Stock Based Incentive Plan or the Solutia Inc. 1997 Stock Based Incentive Plan.

(2) In 2003, the Board of Directors adopted the 2003 Non Employee Director Compensation Plan which provided that all compensation paid to non-employee directors be in the form of cash. Prior to the adoption of this Plan, Solutia had in place a non-employee director compensation plan which provided for an initial grant of stock options upon election to the Board and annual stock option grants thereafter on the date of the Company's annual meeting of shareholders. In addition, this plan provided that 50 percent of a non-employee director's annual retainer be paid in the form of deferred stock units. Each director could elect to receive the other half of the annual retainer in cash or defer all or a part into deferred stock units. This plan was not approved by Solutia stockholders. It authorized the use of up to 400,000 treasury shares to be used for option grants and deferred stock units under the plan. The stock options and deferred stock units granted under the plan will be canceled upon our emergence from Chapter 11. It is highly unlikely that Solutia's directors will receive any consideration in the Chapter 11 case for their equity based compensation.

(3) This number includes options to purchase 128,836 shares of Solutia common stock and 118,484 deferred stock units to be paid out in shares of Solutia common stock, however, these options and deferred stock units will be cancelled upon our emergence from Chapter 11. It is highly unlikely that Solutia's directors will receive any consideration in the Chapter 11 case for their equity based compensation.

(4) This weighted average exercise price of outstanding options excludes deferred stock units, which do not have an exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

         RELATED PARTY TRANSACTION POLICY AND PROCEDURES

         Solutia has a written related party transaction policy and procedures. The Audit and Finance Committee of the Board of Directors is responsible for approving and ratifying related party transactions under the Company's policy and procedures. The Audit and Finance Committee reviews the material facts of all Interested Transactions (as defined in the Policy) that require the Audit and Finance Committee's approval and either approves or disapproves of the entry into the Interested Transaction. If advance pre-approval of an Interested Transaction is not feasible, the Audit and Finance Committee considers the Interested Transaction at its next regularly scheduled meeting and if appropriate, the Interested Transaction is ratified.

         Under the policy, certain Interested Transactions have standing pre-approval including (i) employment of executive officers, (ii) director compensation, (iii) transactions where all shareholders receive proportional benefits, (iv) transactions involving competitive bids, (v) certain transactions with other companies where the related party's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the aggregate amount involved does not exceed $1,000,000 or 2% of that company's total annual revenues, (vi) regulated transactions and (vii) certain banking related services.

         The Chair of the Audit and Finance Committee also has authority to pre-approve or ratify any Interested Transaction with a related party in which the aggregate amount involved is expected to be less than $250,000. No director may participate in the approval of an Interested Transaction for which he or she is a related party. If an Interested Transaction will be ongoing, the Audit and Finance Committee may establish guidelines for Solutia to follow in its ongoing dealings with the related party. Thereafter, the Audit and Finance Committee, on a regular basis, will review and assess ongoing relationships with the related party to assess whether they are in compliance with the Committee's guidelines, if any, and that the Interested Transaction remains appropriate.

         Mr. Sullivan and one other executive officer, who is not a "named executive officer" for reporting purposes, have unsecured claims as creditors in Solutia's Chapter 11 case by virtue of their participation in Solutia's 401(k) excess benefit plan and/or non-qualified defined benefit pension plan. Vested amounts owed to them under these plans at the time that Solutia filed for Chapter 11 are as follows:

------------------------------------- ----------------------------------- -----------------------------------
         Executive Officer                401(k) Excess Benefit Plan          Non-Qualified Pension Plan
------------------------------------- ----------------------------------- -----------------------------------
J. M. Sullivan                                   $ 33,164                              $ 6,384
------------------------------------- ----------------------------------- -----------------------------------
Other Executive Officer                             4,126                              -------
------------------------------------- ----------------------------------- -----------------------------------


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

         DIRECTOR INDEPENDENCE

         Solutia's board of directors has determined that all its non-employee directors as of December 31, 2006 - Messrs. Hatfield, Jenkins, Metz, Mulcahy, Mrs. Narodick and Dr. Slaughter - are independent under the board's categorical independence standards. Mr. Phillip R. Lochner, who resigned from the board on January 31, 2007, was also determined by the board to be independent. A copy of these standards is attached to this report as Exhibit 99.1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT AUDITOR

         The Audit and Finance Committee of Solutia's board of directors appointed Deloitte & Touche LLP as principal independent auditors to examine the consolidated financial statements of Solutia and its subsidiaries for 2006 and 2005. The following table displays the aggregate fees billed to Solutia for the fiscal years ended December 31, 2006 and 2005, by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

------------------------------------------------------------------------------
            TYPE OF FEE                           2006                2005
------------------------------------------------------------------------------
Audit Fees                                     $2,294,000          $2,266,000
------------------------------------------------------------------------------
Audit-Related Fees (1)                             62,000              77,000
------------------------------------------------------------------------------
Tax Fees (2)                                      398,000             606,000
------------------------------------------------------------------------------
All Other Fees (3)                                188,000             203,000
------------------------------------------------------------------------------

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

PRE-APPROVAL POLICIES AND PROCEDURES

         Consistent with the Sarbanes-Oxley Act of 2002 and the SEC's rules relating to auditor independence, the Audit and Finance Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by Solutia's independent auditor, Deloitte & Touche LLP. Under this policy, the committee or its designated member must pre-approve services before a specified service is begun. Each approval includes a specified range of fees for the approved service. If approval is by the designated member, the decision is reported to the committee at its next meeting. Requests for pre-approval are submitted to the committee or its designated member by both the independent auditor and either the chief financial officer, treasurer or controller, with a joint statement as to whether, in their view, the request is consistent with the Securities and Exchange Commission's rules on auditor independence.

         The Audit and Finance Committee pre-approved all services for which the fees shown above were paid.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

         (a)      Documents filed as part of this Form 10-K:

         1. Financial Statements--See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 49 of this report.

         2. The following supplemental schedule for the years ended December 31, 2006, 2005 and 2004

                           II--Valuation and Qualifying Accounts

         3. Exhibits--See the Exhibit Index beginning at page 133 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(a) and 10(d) through 10 (v) on page 133 and 134 of the Exhibit Index. The following exhibits listed in the Exhibit Index are filed with this Form 10-K:

                  10(rr)   Transaction agreement by and among Akzo Nobel
                           Chemicals International B.V., Akzo Nobel Chemicals
                           Inc., Akzo Nobel N.V., Flexsys Holding B.V., Flexsys
                           America LP, Flexsys Rubber Chemicals Ltd. and
                           Solutia Inc.
                  10(ss)   Works council side letter by and among Akzo Nobel
                           N.V., Akzo Nobel Chemicals International B.V.,
                           Flexsys America LP, Flexsys Rubber Chemicals Ltd.
                           and Solutia Inc., dated as of February 27, 2007.
                  12       Computation of the Ratio of Earnings to Fixed Charges
                  14       Solutia Inc. Code of Ethics for Senior Financial
                           Officers
                  21       Subsidiaries of the Registrant
                  23       Consent of Independent Registered Public Accounting
                           Firm
                  24(a)    Powers of Attorney
                  24(b)    Certified copy of board resolution authorizing Form
                           10-K filing using powers of attorney
                  31(a)    Certification of Chief Executive Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002
                  31(b)    Certification of Chief Financial Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002
                  32(a)    Certification of Chief Executive Officer Pursuant
                           to 18 U.S.C. Section 1350 as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
                  32(b)    Certification of Chief Financial Officer Pursuant
                           to 18 U.S.C. Section 1350 as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
                  99.1     Solutia's Categorical Independence Standards for
                           Non-Employee Directors

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

Dated: March 6, 2007

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

---------------------------------------------------------------------------------------------------------------
             Signature               Title                                         Date
             ---------               -----                                         ----
---------------------------------------------------------------------------------------------------------------

        /s/ Jeffrey N. Quinn         President, Chief Executive Officer and       March 6, 2007
        --------------------         Chairman of the Board
          Jeffry N. Quinn
---------------------------------------------------------------------------------------------------------------

       /s/ James M. Sullivan         Senior Vice President and Chief Financial    March 6, 2007
       ---------------------         Officer
         James M. Sullivan

---------------------------------------------------------------------------------------------------------------

      /s/ Timothy J. Spihlman        Vice President and Controller (Principal     March 6, 2007
      -----------------------          Accounting Officer)
        Timothy J. Spihlman

---------------------------------------------------------------------------------------------------------------

         *Paul H. Hatfield           Director                                     March 6, 2007

--------------------------------------------------------------------------------------------------------------

        *Robert H. Jenkins           Director                                     March 6, 2007

--------------------------------------------------------------------------------------------------------------

        *Frank A. Metz, Jr.          Director                                     March 6, 2007

--------------------------------------------------------------------------------------------------------------

        *J. Patrick Mulcahy          Director                                     March 6, 2007

--------------------------------------------------------------------------------------------------------------

        *Sally G. Narodick           Director                                     March 6, 2007

--------------------------------------------------------------------------------------------------------------

        *John B. Slaughter           Director                                     March 6, 2007

---------------------------------------------------------------------------------------------------------------

* Rosemary L. Klein, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

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

4(d) 7.375% Debentures due 2027 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.3 of Solutia's Form 10-Q for the quarter ended September 30, 1997)

4(e) 7.375% Debentures due 2027 in the principal amount of $100,000,000 (incorporated by reference to Exhibit 4.4 of Solutia's Form 10-Q for the quarter ended September 30, 1997)

4(f) 6.72% Debentures due 2037 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4.5 of Solutia's Form 10-Q for the quarter ended September 30, 1997)

4(g) Indenture dated as of July 9, 2002, between SOI Funding Corp. and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.2 of Solutia's Form S-4 (333-99699) filed September 17, 2002)

4(h) First Supplemental Indenture, dated as of July 25, 2002, among Solutia Inc., SOI Funding Corp., the Subsidiary Guarantors and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.3 of Solutia's Form S-4 (333-99699) filed September 17, 2002)

4(i) Second Supplemental Indenture, dated as of October 24, 2002, among Solutia Inc., the subsidiary guarantors named therein and HSBC Bank USA (incorporated by reference to Exhibit 4 of Solutia's Form 10-Q for the quarter ended September 30, 2002)

4(j) Third Supplemental Indenture, dated as of October 8, 2003, among Solutia Inc., the subsidiary guarantors named therein and HSBC Bank USA (incorporated by reference to Exhibit 4(c) of Solutia's Form 10-Q for the quarter ended September 30, 2003)

4(k) Amended, Restated and Novated Junior Intercreditor Agreement, dated as of October 8, 2003, among Solutia Inc., Solutia Business Enterprises, Inc., each of the subsidiary guarantors named therein, Ableco Finance LLC and HSBC Bank USA (incorporated by reference to
         Exhibit 4(a) of Solutia's Form 10-Q for the quarter ended September 30, 2003)

4(l) Amended, Restated and Novated Junior Security Agreement, dated as of October 8, 2003, among Solutia Inc., Solutia Business Enterprises, Inc., each of the subsidiary guarantors named therein, Ableco Finance LLC and HSBC Bank USA (incorporated by reference to Exhibit 4(b) of Solutia's Form 10-Q for the quarter ended September 30, 2003)

9        Omitted--Inapplicable

10(a) Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-K for the year ended December 31, 1997)

10(b)    Employee Benefits Allocation Agreement (incorporated by reference to
         Exhibit 10(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

10(c) Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10(b) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)

10(d) Solutia Inc. Management Incentive Replacement Plan as amended in 1999 (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended June 30, 1999)

10(e) Solutia Inc. 1997 Stock-Based Incentive Plan as amended in 1999 and 2000 (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended June 30, 2000)

10(f) Solutia Inc. 2000 Stock-Based Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(g) Solutia Inc. Non-Employee Director Compensation Plan, as amended in 1999, 2000, and 2001 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended June 30, 2001)

10(h) Solutia Inc. 2003 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(i)    2006 Solutia Annual Incentive Plan (incorporated by reference to
         Exhibit 10.1 of Solutia's Form 8-K, filed September 28, 2006)

10(j) Solutia Inc. Deferred Compensation Plan, as amended in 2002 (incorporated by reference to Exhibit 10(l) of Solutia's Form 10-K for the year ended December 31, 2002)

10(k) Solutia Inc. 2002-2006 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 14, 2002)

10(l) Form of Retention Agreement between Solutia Inc. and other named Executive Officers (incorporated by reference to Exhibit 10(q) of Solutia's Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

10(m) Agreement by and between Solutia Inc. and Rosemary L. Klein (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed April 27, 2005)

10(n)    Amended and Restated Agreement by and between Solutia Inc. and Jeffry
         N. Quinn (incorporated by reference to Exhibit 99.3 of Solutia's Form 8-K filed April 27, 2005)

10(o)    Amended and Restated Agreement by and between Solutia Inc. and James
         M. Sullivan (incorporated by reference to Exhibit 99.4 of Solutia's Form 8-K filed April 27, 2005)

10(p) Agreement by and between Solutia Inc. and Luc De Temmerman dated as of July 19, 2004 (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed January 18, 2005)

10(q) Letter Agreement between Solutia Inc. and Luc De Temmerman effective as of July 19, 2004 (incorporated by reference to Exhibit 99.3 of Solutia's Form 8-K filed January 18, 2005)

10(r) Retention Agreement, dated as of June 17, 2004, by and between Solutia Inc. and Rosemary L. Klein (incorporated by reference to
         Exhibit 10(aa) of Solutia's Form 10-K for the year ended December 31,
         2004)

10(s) Agreement by and between Solutia Inc. and James R. Voss, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended June 30, 2005)

10(t) Agreement by and between Solutia Inc. and Jonathon P. Wright, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.2 of Solutia's Form 10-Q for the quarter ended June 30, 2005)

10(u) Form of Retention Agreement between Solutia Inc. and Key Employees (incorporated by reference to Exhibit 10(bb) of Solutia's Form 10-K for the year ended December 31, 2004)

10(v)    Form of Agreement by and between Solutia Inc., CPFilms, Inc. and Kent
         J. Davies (incorporated by reference to Exhibit 10(y) of Solutia's Form 10-K for the year ended December 31, 2005)

10(w) Protocol Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 10(b) of Solutia's Form 10-Q for the quarter ended June 30, 2002)

10(x) Protocol Agreement, dated as of November 15, 2002, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company
         (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed November 18, 2002)

10(y) Amendment to Protocol Agreement, dated as of March 3, 2003, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10(t) of Solutia's Form10-K for the year ended December 31, 2003)

10(z) Amendment to Protocol Agreement, dated August 4, 2003, by and among Pharmacia Corporation, Monsanto Company and Solutia Inc.
         (incorporated by reference to Exhibit 10(e) of Solutia's Form 10-Q for the quarter ended June 30, 2003)

10(aa) Financing Agreement, dated as of January 16, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors and debtors-in-possession, as Borrowers, certain subsidiaries of Solutia Inc. listed as a Guarantor, as debtors and debtors-in-possession, as Guarantors, the lenders from time to time party thereto, as Lenders, Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Documentation Agent (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed January, 23, 2004)

10(bb) Amendment No. 1 to Financing Agreement and Waiver, dated as of March 1, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc., as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent (incorporated by reference to Exhibit 10(y) of Solutia's Form 10-K for the year ended December 31, 2004)

10(cc) Amendment No. 2 to Financing Agreement and Waiver dated as of July 20, 2004 by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc. as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent (incorporated by reference to Exhibit 10(f) of Solutia's Form 10-Q for the quarter ended June 30, 2004)

10(dd) Amendment No. 3 to the $525,000,000 Debtor-in-Possession Financing Agreement dated January 16, 2004 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed July 27, 2005)

10(ee) Amendment No. 4 to Financing Agreement and Waiver dated as of March 17, 2006 amending the Debtor-in-Possession Financing Agreement dated January 16, 2005 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed March 17, 2006)

10(ff) Waiver and Consent dated as of October 31, 2005 by and among Solutia, Solutia Business Enterprises, Inc., each subsidiary of Solutia listed on the signature pages thereto, the lenders party thereto, Citicorp USA, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to
         Exhibit 10.1 of Solutia's Form 8-K filed December 5, 2005)

10(gg) Asset Purchase Agreement by and among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc. dated as of September 1, 2005 (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended September 30, 2005)

10(hh) Toll Manufacturing Agreement by and between Solutia Inc. and Phosphorus Derivatives Inc. dated November 4, 2005 (incorporated by reference to Exhibit 10.2 of Solutia's Form 10-Q for the quarter ended September 30, 2005)

10(ii) Owners Agreement by and between Solutia Inc. and FMC Corporation dated as of September 1, 2005 (incorporated by reference to Exhibit
         10.3 of Solutia's Form 10-Q for the quarter ended September 30, 2005)

10(jj) Stock Purchase Agreement, dated as November 23, 2005 by and between Solutia Inc., Vitro S.A. de C.V., and Vitro Plan S.A. de C.V. (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed on December 21, 2005)

10(kk) Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 of Solutia's Form 8-K filed on February 21, 2006)

10(ll) Debtors' Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed on February 21, 2006)

10(mm)   Revised Exhibit D to Debtors' Disclosure Statement Pursuant to
         Section 1125 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 of Solutia's Form 8-K filed on February 27, 2006)

10(nn) Share and Asset Purchase Agreement entered into on May 23, 2006 between Solutia Europe S.A./N.V. and Dishman Pharmaceuticals & Chemicals Ltd. (incorporated by reference to Exhibit 10.2 of Solutia's Form 10-Q for the quarter ended June 30, 2006)

10(oo) Amendment to Share and Asset Purchase Agreement entered into on August 22, 2006 between Solutia Europe S.A./N.V. and Dishman Pharmaceuticals & Chemicals Ltd.(1) (incorporated by reference to
         Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended September 30, 2006)

10(pp) (euro)200,000,000 Facility Agreement dated July 26, 2006 between Solutia Europe S.A./N.V., Solutia Services International S.C.A./Comm. V.A., the guarantors listed therein, Citigroup Global Markets Limited, as mandated lead arranger, the financial institutions listed therein, as the original lenders, Citibank International plc as agent for the finance parties and Citibank N.A. as security agent for the secured parties (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended June 30, 2006)

10(qq) (euro)200,000,000 Facility Agreement dated July 26, 2006 between Solutia Europe S.A./N.V., Solutia Services International S.C.A./Comm. V.A., the guarantors listed therein, Citigroup Global Markets Limited, as mandated lead arranger, the financial institutions listed therein, as the original lenders, Citibank International plc as agent for the finance parties and Citibank N.A. as security agent for the secured parties (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended June 30, 2006) and amendment and restatement thereof dated September 15, 2006 filed herewith (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended September 30, 2006)

10(rr) Transaction agreement by and among Akzo Nobel Chemicals International B.V., Akzo Nobel Chemicals Inc., Akzo Nobel N.V., Flexsys Holding B.V., Flexsys America LP, Flexsys Rubber Chemicals Ltd. and Solutia Inc.

10(ss) Works council side letter by and among Akzo Nobel N.V., Akzo Nobel Chemicals International B.V., Flexsys America LP, Flexsys Rubber Chemicals Ltd. and Solutia Inc., dated as of February 27, 2007.

11 Omitted--Inapplicable; see "Consolidated Statement of Operations" on page 51.

12       Computation of the Ratio of Earnings to Fixed Charges (see page 137)

14       Solutia Inc. Code of Ethics for Senior Financial Officers

16       Omitted--Inapplicable

18       Omitted--Inapplicable

21       Subsidiaries of the Registrant

22       Omitted--Inapplicable

23       Consent of Independent Registered Public Accounting Firm

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

31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1     Solutia's Categorical Independence Standards for Non-Employee
         Directors

(1) Confidential treatment has been granted for a portion of this exhibit.

                                                 SCHEDULE II

                                                 SOLUTIA INC.

                                       VALUATION AND QUALIFYING ACCOUNTS
                              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                             (Dollars in Millions)

                  COLUMN A                  COLUMN B              COLUMN C             COLUMN D       COLUMN E
     ----------------------------------  --------------  ---------------------------  -----------  --------------

                                                                  Additions
                                                         ---------------------------
                                                            (1)
                                           Balance at    Charged to         (2)
                                          beginning of   costs and      Charged to                 Balance at end
                Description                   year        expenses    other accounts   Deductions    of period
     ----------------------------------  --------------  -----------  --------------  -----------  --------------
YEAR ENDED DECEMBER 31, 2006

     Valuation accounts for doubtful
       receivables                           $  7           $ 1           $ (1)           $ -            $  7

     Restructuring reserves                     4            17              -             16               5

YEAR ENDED DECEMBER 31, 2005

     Valuation accounts for doubtful
       receivables                           $ 11           $ 5           $ (9)           $ -            $  7

     Restructuring reserves                    17            27              -             40               4

YEAR ENDED DECEMBER 31, 2004

     Valuation accounts for doubtful
       receivables                           $ 14           $ 2           $ (5)           $ -            $ 11

     Restructuring reserves                    18            22              -             23              17