Form 10-K/A
period 2006-12-31
SOLUTIA INC
filed 2007-03-28
CIK 1043382

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)
    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended   December 31, 2006
                               ---------------------

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    ---------------------
    Commission file number   001-13255
                           -------------

                                 SOLUTIA INC.
    --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                             43-1781797
       -------------------------------              -------------------
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

                               Explanatory Note

         This Amendment No. 1 to Form 10-K for the year ended December 31, 2006 (this "Amendment"), originally filed with the Securities and Exchange Commission on March 6, 2007 (the "Original Filing") is being filed solely to incorporate the unaudited consolidated balance sheet of Siratsa LLC and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in members equity, and cash flows for the year then ended and to incorporate the combined balance sheets of Flexsys Group as of December 31, 2006 and 2005 and the related combined statements of operations, changes in shareholders' equity and comprehensive income/(loss), and cash flows for the years ended December 31, 2006, 2005, and 2004, as required by Rule 3-09 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission ("SEC") relating to the form and content of financial statements filed with the SEC.

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

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

       (a)    Documents filed as part of this Form 10-K:

       1.     Financial Statements--See the Index to Consolidated
              Financial Statements and Financial Statement Schedule at page 49 of Solutia's Form 10-K as filed with the Securities and Exchange Commission on March 6, 2007.

       2. The following supplemental schedule for the years ended December 31, 2006, 2005 and 2004 has been filed with Solutia's Form 10-K as filed with the Securities and Exchange Commission on March 6, 2007.

                       II--Valuation and Qualifying Accounts

       3. Exhibits--See the Exhibit Index beginning at page 4 of this Form 10-K/A. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(a) and 10(d) through 10(v) on the Exhibit Index. The following exhibits listed in the Exhibit Index are filed with this Form 10-K/A:

              23(b)    Consent of Independent Registered Public Accounting Firm
              23(c)    Consent of Independent Auditors
              31(a)    Certification of Chief Executive Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002
              31(b)    Certification of Chief Financial Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002
              32(a)    Certification of Chief Executive Officer Pursuant
                       to 18 U.S.C. Section 1350 as Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002
              32(b)    Certification of Chief Financial Officer Pursuant
                       to 18 U.S.C. Section 1350 as Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002
              99.2     Combined Financial Statements of Flexsys Group
              99.4     Unaudited Consolidated Financial Statement of Siratsa
                       LLC for the year ended December 31, 2006

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SOLUTIA INC.

                                                By: /s/ Timothy J. Spihlman
                                                ---------------------------
                                                Timothy J. Spihlman
                                                Vice President and Controller
                                                (Principal Accounting Officer)

Dated: March 28, 2007

                                 EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.                         Description
-----------                         -----------
2(a) Distribution Agreement (incorporated by reference to Exhibit 2 of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)
2(b) Amendment to Distribution Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 2 of Solutia's Form 10-Q for the quarter ended June 30, 2002)
2(c) Joint Venture Agreement between Solutia Inc. and FMC Corporation(1) (incorporated by reference to Exhibit 2(i) of Solutia's Form 8-K filed on April 27, 2000)
2(d) First Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(ii) of Solutia's Form 8-K filed on April 27, 2000)
2(e) Second Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(iii) of Solutia's Form 8-K filed on April 27, 2000)
2(f) Third Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(iv) of Solutia's Form 8-K filed on April 27, 2000)
3(a) Restated Certificate of Incorporation of Solutia (incorporated by reference to Exhibit 3(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)
3(b)     By-Laws of Solutia Inc., as amended February 26, 2003 (incorporated by reference to Exhibit 3(b) of Solutia's Form 10-K for the year ended December 31, 2003)
4(a) Rights Agreement (incorporated by reference to Exhibit 4 of Solutia's Registration Statement on Form 10 filed on August 7, 1997)
4(b)     Amendment to the Rights Agreement (incorporated by reference to
         Exhibit 4.4, of Solutia's Registration Statement on Form S-3 (333-75812) filed December 21, 2001)
4(c) Indenture dated as of October 1, 1997, between Solutia Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to
         Exhibit 4.1 of Solutia's Form 10-Q for the quarter ended September 30,
         1997)
4(d) 7.375% Debentures due 2027 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.3 of Solutia's Form 10-Q for the quarter ended September 30, 1997)
4(e) 7.375% Debentures due 2027 in the principal amount of $100,000,000 (incorporated by reference to Exhibit 4.4 of Solutia's Form 10-Q for the quarter ended September 30, 1997)
4(f) 6.72% Debentures due 2037 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4.5 of Solutia's Form 10-Q for the quarter ended September 30, 1997)
4(g)     Indenture dated as of July 9, 2002, between SOI Funding Corp. and
         HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.2 of Solutia's Form S-4 (333-99699) filed September 17, 2002)
4(h)     First Supplemental Indenture, dated as of July 25, 2002, among
         Solutia Inc., SOI Funding Corp., the Subsidiary Guarantors and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.3 of Solutia's Form S-4 (333-99699) filed September 17, 2002)
4(i) Second Supplemental Indenture, dated as of October 24, 2002, among Solutia Inc., the subsidiary guarantors named therein and HSBC Bank USA (incorporated by reference to Exhibit 4 of Solutia's Form 10-Q for the quarter ended September 30, 2002)
4(j) Third Supplemental Indenture, dated as of October 8, 2003, among Solutia Inc., the subsidiary guarantors named therein and HSBC Bank USA (incorporated by reference to Exhibit 4(c) of Solutia's Form 10-Q for the quarter ended September 30, 2003)
4(k) Amended, Restated and Novated Junior Intercreditor Agreement, dated as of October 8, 2003, among Solutia Inc., Solutia Business Enterprises, Inc., each of the subsidiary guarantors named therein, Ableco Finance LLC and HSBC Bank USA (incorporated by reference to
         Exhibit 4(a) of Solutia's Form 10-Q for the quarter ended September 30, 2003)
4(l) Amended, Restated and Novated Junior Security Agreement, dated as of October 8, 2003, among Solutia Inc., Solutia Business Enterprises, Inc., each of the subsidiary guarantors named therein, Ableco Finance LLC and

         HSBC Bank USA (incorporated by reference to Exhibit 4(b) of Solutia's Form 10-Q for the quarter ended September 30, 2003)
9        Omitted--Inapplicable
10(a) Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-K for the year ended December 31, 1997)
10(b)    Employee Benefits Allocation Agreement (incorporated by reference to
         Exhibit 10(a) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)
10(c) Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10(b) of Solutia's Registration Statement on Form S-1 (333-36355) filed September 25, 1997)
10(d) Solutia Inc. Management Incentive Replacement Plan as amended in 1999 (incorporated by reference to Exhibit 10(2) of Solutia's Form 10-Q for the quarter ended June 30, 1999)
10(e) Solutia Inc. 1997 Stock-Based Incentive Plan as amended in 1999 and 2000 (incorporated by reference to Exhibit 10(1) of Solutia's Form 10-Q for the quarter ended June 30, 2000)
10(f) Solutia Inc. 2000 Stock-Based Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual
         Meeting and Proxy Statement dated March 9, 2000)
10(g) Solutia Inc. Non-Employee Director Compensation Plan, as amended in 1999, 2000, and 2001 (incorporated by reference to Exhibit 10 of Solutia's Form 10-Q for the quarter ended June 30, 2001)
10(h) Solutia Inc. 2003 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10(a) of Solutia's Form 10-Q for the quarter ended June 30, 2003)
10(i)    2006 Solutia Annual Incentive Plan (incorporated by reference to
         Exhibit 10.1 of Solutia's Form 8-K, filed September 28, 2006)
10(j) Solutia Inc. Deferred Compensation Plan, as amended in 2002 (incorporated by reference to Exhibit 10(l) of Solutia's Form 10-K for the year ended December 31, 2002)
10(k) Solutia Inc. 2002-2006 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 14, 2002)
10(l) Form of Retention Agreement between Solutia Inc. and other named Executive Officers (incorporated by reference to Exhibit 10(q) of Solutia's Form 10-K for the year ended December 31, 2003, filed March 15, 2004)
10(m) Agreement by and between Solutia Inc. and Rosemary L. Klein (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed April 27, 2005)
10(n)    Amended and Restated Agreement by and between Solutia Inc. and Jeffry
         N. Quinn (incorporated by reference to Exhibit 99.3 of Solutia's Form 8-K filed April 27, 2005)
10(o)    Amended and Restated Agreement by and between Solutia Inc. and James
         M. Sullivan (incorporated by reference to Exhibit 99.4 of Solutia's Form 8-K filed April 27, 2005)
10(p) Agreement by and between Solutia Inc. and Luc De Temmerman dated as of July 19, 2004 (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed January 18, 2005)
10(q) Letter Agreement between Solutia Inc. and Luc De Temmerman effective as of July 19, 2004 (incorporated by reference to Exhibit 99.3 of Solutia's Form 8-K filed January 18, 2005)
10(r) Retention Agreement, dated as of June 17, 2004, by and between Solutia Inc. and Rosemary L. Klein (incorporated by reference to
         Exhibit 10(aa) of Solutia's Form 10-K for the year ended December 31,
         2004)
10(s) Agreement by and between Solutia Inc. and James R. Voss, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended June 30, 2005)
10(t) Agreement by and between Solutia Inc. and Jonathon P. Wright, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.2 of Solutia's Form 10-Q for the quarter ended June 30, 2005)
10(u) Form of Retention Agreement between Solutia Inc. and Key Employees (incorporated by reference to Exhibit 10(bb) of Solutia's Form 10-K for the year ended December 31, 2004)
10(v)    Form of Agreement by and between Solutia Inc., CPFilms, Inc. and Kent
         J. Davies (incorporated by reference to Exhibit 10(y) of Solutia's Form 10-K for the year ended December 31, 2005)
10(w) Protocol Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 10(b) of Solutia's Form 10-Q for the quarter ended June 30, 2002)

10(x) Protocol Agreement, dated as of November 15, 2002, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed November 18, 2002)
10(y) Amendment to Protocol Agreement, dated as of March 3, 2003, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10(t) of Solutia's Form 10-K for the year ended December 31, 2003)
10(z) Amendment to Protocol Agreement, dated August 4, 2003, by and among Pharmacia Corporation, Monsanto Company and Solutia Inc. (incorporated by reference to Exhibit 10(e) of Solutia's Form 10-Q for the quarter ended June 30, 2003)
10(aa) Financing Agreement, dated as of January 16, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors and debtors-in-possession, as Borrowers, certain subsidiaries of Solutia Inc. listed as a Guarantor, as debtors and debtors-in-possession, as Guarantors, the lenders from time to time party thereto, as Lenders, Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Documentation Agent (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed January 23, 2004)
10(bb) Amendment No. 1 to Financing Agreement and Waiver, dated as of March 1, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc., as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent (incorporated by reference to Exhibit 10(y) of Solutia's Form 10-K for the year ended December 31, 2004)
10(cc) Amendment No. 2 to Financing Agreement and Waiver dated as of July 20, 2004 by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors-in-possession and as Borrowers; certain subsidiaries of Solutia Inc. as debtors, debtors-in-possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative agent and Co-Documentation Agent and Wells Fargo Foothill, LLC, as Co-Documentation Agent (incorporated by reference to Exhibit 10(f) of Solutia's Form 10-Q for the quarter ended June 30, 2004)
10(dd) Amendment No. 3 to the $525,000,000 Debtor-in-Possession Financing Agreement dated January 16, 2004 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed July 27, 2005)
10(ee) Amendment No. 4 to Financing Agreement and Waiver dated as of March 17, 2006 amending the Debtor-in-Possession Financing Agreement dated January 16, 2005 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed March 17, 2006)
10(ff) Waiver and Consent dated as of October 31, 2005 by and among Solutia, Solutia Business Enterprises, Inc., each subsidiary of Solutia listed on the signature pages thereto, the lenders party thereto, Citicorp USA, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to
         Exhibit 10.1 of Solutia's Form 8-K filed December 5, 2005)
10(gg) Asset Purchase Agreement by and among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc. dated as of September 1, 2005 (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended September 30, 2005)
10(hh) Toll Manufacturing Agreement by and between Solutia Inc. and Phosphorus Derivatives Inc. dated November 4, 2005 (incorporated by reference to Exhibit 10.2 of Solutia's Form 10-Q for the quarter ended September 30, 2005)
10(ii) Owners Agreement by and between Solutia Inc. and FMC Corporation dated as of September 1, 2005 (incorporated by reference to Exhibit
         10.3 of Solutia's Form 10-Q for the quarter ended September 30, 2005)
10(jj) Stock Purchase Agreement, dated as of November 23, 2005 by and between Solutia Inc., Vitro S.A. de C.V., and Vitro Plan S.A. de C.V. (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed on December 21, 2005)
10(kk) Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.1 of Solutia's Form 8-K filed on February 21, 2006)
10(ll) Debtors' Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed on February 21, 2006)

10(mm)   Revised Exhibit D to Debtors' Disclosure Statement Pursuant to
         Section 1125 of the Bankruptcy Code (incorporated by reference to
         Exhibit 99.1 of Solutia's Form 8-K filed on February 27, 2006)
10(nn)   Share and Asset Purchase Agreement entered into on May 23, 2006 between Solutia Europe S.A./N.V. and Dishman Pharmaceuticals & Chemicals Ltd. (incorporated by reference to Exhibit 10.2 of
         Solutia's Form 10-Q for the quarter ended June 30, 2006)
10(oo)   Amendment to Share and Asset Purchase Agreement entered into on
         August 22, 2006 between Solutia Europe S.A./N.V. and Dishman Pharmaceuticals & Chemicals Ltd.(1) (incorporated by reference to
         Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended September
         30, 2006)
10(pp) (euro)200,000,000 Facility Agreement dated July 26, 2006 between Solutia Europe S.A./N.V., Solutia Services International S.C.A./Comm. V.A., the guarantors listed therein, Citigroup Global Markets
         Limited, as mandated lead arranger, the financial institutions listed therein, as the original lenders, Citibank International plc as agent for the finance parties and Citibank N.A. as security agent for the secured parties (incorporated by reference to Exhibit 10.1 of
         Solutia's Form 10-Q for the quarter ended June 30, 2006)
10(qq) (euro)200,000,000 Facility Agreement dated July 26, 2006 between Solutia Europe S.A./N.V., Solutia Services International S.C.A./Comm. V.A., the guarantors listed therein, Citigroup Global Markets
         Limited, as mandated lead arranger, the financial institutions listed therein, as the original lenders, Citibank International plc as agent for the finance parties and Citibank N.A. as security agent for the secured parties (incorporated by reference to Exhibit 10.1 of
         Solutia's Form 10-Q for the quarter ended June 30, 2006) and amendment and restatement thereof dated September 15, 2006 filed herewith (incorporated by reference to Exhibit 10.1 of Solutia's Form 10-Q for the quarter ended September 30, 2006)
*10(rr) Transaction agreement by and among Akzo Nobel Chemicals International B.V., Akzo Nobel Chemicals Inc., Akzo Nobel N.V., Flexsys Holding
         B.V., Flexsys America LP, Flexsys Rubber Chemicals Ltd. and Solutia
         Inc.
*10(ss) Works council side letter by and among Akzo Nobel N.V., Akzo Nobel Chemicals International B.V., Flexsys America LP, Flexsys Rubber Chemicals Ltd. and Solutia Inc., dated as of February 27, 2007
11 Omitted--Inapplicable; see "Statement of Consolidated Operations" on page 46 of Solutia's Form 10-K for the year ended December 31, 2005
*12      Computation of the Ratio of Earnings to Fixed Charges
*14      Solutia Inc. Code of Ethics for Senior Financial Officers
16       Omitted--Inapplicable
18       Omitted--Inapplicable
*21      Subsidiaries of the Registrant
22       Omitted--Inapplicable
*23      Consent of Independent Registered Public Accounting Firm
23(b)    Consent of Independent Registered Public Accounting Firm
23(c)    Consent of Independent Auditors
*24(a)   Powers of Attorney
*24(b) Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney
31(a)    Certification of Chief Executive Officer Pursuant to Section 302 of
         the Sarbanes-Oxley Act of 2002
31(b)    Certification of Chief Financial Officer Pursuant to Section 302 of
         the Sarbanes-Oxley Act of 2002
32(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.1    Solutia's Categorical Independence Standards for Non-Employee Directors
99.2     Combined Financial Statements of Flexsys Group
99.3 Consolidated Financial Statements of Siratsa, LLC (previously known as Astaris) for the year ended December 31, 2005 (incorporated by reference to Exhibit 99.3 of Solutia's Form 10K/A filed with the Securities and Exchange Commission on March 31, 2006)
99.4 Unaudited Consolidated Financial Statement of Siratsa LLC for the year ended December 31, 2006

-----------------------------
(1) Confidentiality has been requested for a portion of this exhibit.

* Previously filed with Solutia's Form 10-K filed with the Securities and Exchange Commission on March 6, 2007.

(d)      Financial Statements Schedules

Separate Financial Statements of Subsidiaries Not Consolidated.

         The combined financial statements of Flexsys Group for the periods ending as of December 31, 2006, 2005, and 2004, the consolidated financial statements of Siratsa LLC and subsidiaries for the periods ending December 31, 2005, 2004, and 2003, and the unaudited consolidated financial statements of Siratsa LLC and subsidiaries for the period ended December 31, 2006 have been filed as Exhibits 99.2, 99.3, and 99.4, respectively, to this Form 10K/A pursuant to Rule 3-09 of Regulation S-X.