Form 10-Q
period 2007-03-31
SOLUTIA INC
filed 2007-05-07
CIK 1043382

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

LARGE ACCELERATED FILER      ACCELERATED FILER  X     NON-ACCELERATED FILER    .
                        ---                    ---                          ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES      NO  X
                                                 ---     ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                  OUTSTANDING AT
               CLASS                              MARCH 31, 2007
               -----                              --------------
   COMMON STOCK, $0.01 PAR VALUE                104,459,578 SHARES
   -----------------------------                ------------------

                                 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          SOLUTIA INC.
                                     (DEBTOR-IN-POSSESSION)

                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                          (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                                 ---------
                                                                           2007            2006
                                                                           ----            ----

NET SALES......................................................           $  727          $  678
Cost of goods sold.............................................              621             598
                                                                          ------          ------
GROSS PROFIT...................................................              106              80
Marketing expenses.............................................               32              33
Administrative expenses........................................               24              21
Technological expenses.........................................               11              12
                                                                          ------          ------
OPERATING INCOME ..............................................               39              14
Equity earnings from affiliates................................                9              10
Interest expense (a)...........................................              (29)            (23)
Other income, net .............................................                3               3
Loss on debt modification .....................................               (7)             (8)
Reorganization items, net .....................................              (16)            (14)
                                                                          ------          ------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
 TAX EXPENSE...................................................               (1)            (18)
Income tax expense.............................................                7               2
                                                                          ------          ------
LOSS FROM CONTINUING OPERATIONS................................               (8)            (20)
Income from Discontinued Operations, net of tax................               --               4
                                                                          ------          ------
NET LOSS ......................................................           $   (8)         $  (16)
                                                                          ======          ======

BASIC AND DILUTED LOSS PER SHARE:
Loss from Continuing Operations................................           $(0.08)         $(0.19)
Net Loss ......................................................           $(0.08)         $(0.15)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING..........            104.5           104.5
                                                                           =====           =====

(a) Excludes unrecorded contractual interest expense of $8 in 2007 and 2006.

See accompanying Notes to Condensed Consolidated Financial Statements.

                                        SOLUTIA INC.
                                   (DEBTOR-IN-POSSESSION)

                    CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                    (DOLLARS IN MILLIONS)
                                         (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                                 ---------
                                                                           2007            2006
                                                                           ----            ----
NET LOSS.............................................................     $   (8)         $  (16)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.....................................          2               2
Net unrealized loss on derivative instruments........................         --              (1)
Amortization of prior service gain...................................         (4)             --
Amortization of actuarial loss.......................................          4              --
                                                                          ------          ------
COMPREHENSIVE LOSS...................................................     $   (6)         $  (15)
                                                                          ======          ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                     SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                              CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         2007              2006
                                                                                         ----              ----
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents.................................................              $   168          $   150
Trade receivables, net of allowances of $7 in 2007 and 2006...............                  337              288
Miscellaneous receivables ................................................                  100              105
Inventories...............................................................                  314              274
Restricted cash for acquisition...........................................                  150               --
Prepaid expenses and other assets.........................................                   42               34
                                                                                        -------          -------
TOTAL CURRENT ASSETS......................................................                1,111              851
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
  $2,485 in 2007 and $2,518 in 2006.......................................                  801              795
INVESTMENTS IN AFFILIATES.................................................                  198              193
GOODWILL..................................................................                   89               89
IDENTIFIED INTANGIBLE ASSETS, net ........................................                   31               31
OTHER ASSETS..............................................................                  100              100
                                                                                        -------          -------
TOTAL ASSETS..............................................................              $ 2,330          $ 2,059
                                                                                        =======          =======

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable .........................................................              $   243          $   228
Accrued liabilities ......................................................                  216              237
Short-term debt ..........................................................                  975              650
Liabilities of discontinued operations....................................                   --                1
                                                                                        -------          -------
TOTAL CURRENT LIABILITIES ................................................                1,434            1,116
LONG-TERM DEBT ...........................................................                  213              210
OTHER LIABILITIES ........................................................                  289              289
                                                                                        -------          -------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................                1,936            1,615

LIABILITIES SUBJECT TO COMPROMISE ........................................                1,807            1,849

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2007 and 2006...........................                    1                1
    Additional contributed capital........................................                   56               56
    Treasury stock, at cost (13,941,057 shares in 2007 and 2006)..........                 (251)            (251)
Net deficiency of assets at spin-off......................................                 (113)            (113)
Accumulated other comprehensive loss......................................                  (65)             (67)
Accumulated deficit.......................................................               (1,041)          (1,031)
                                                                                        -------          -------
TOTAL SHAREHOLDERS' DEFICIT...............................................               (1,413)          (1,405)
                                                                                        -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............................              $ 2,330          $ 2,059
                                                                                        =======          =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                 SOLUTIA INC.
                                            (DEBTOR-IN-POSSESSION)

                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (DOLLARS IN MILLIONS)
                                                 (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                                 ---------
                                                                                           2007             2006
                                                                                           ----             ----
INCREASE IN CASH AND CASH EQUIVALENTS
  OPERATING ACTIVITIES:
  Net loss.....................................................................           $  (8)           $ (16)
  Adjustments to reconcile to Cash From Operations:
         Income from discontinued operations, net of tax.......................              --               (4)
         Depreciation and amortization.........................................              25               28
         Amortization of deferred credits......................................              (2)              (2)
         Deferred income taxes.................................................               3               (1)
         Equity earnings from affiliates, net..................................              (9)             (10)
         Restructuring expenses and other charges..............................               7               18
         Changes in assets and liabilities:
              Income taxes payable.............................................              --                3
              Trade receivables................................................             (49)             (34)
              Inventories......................................................             (40)             (27)
              Accounts payable.................................................              22                1
              Other assets and liabilities.....................................             (26)               3
              Liabilities subject to compromise:
                   Pension plan liabilities....................................             (29)              (7)
                   Other postretirement benefits liabilities...................             (12)             (13)
                   Other liabilities subject to compromise.....................              (1)              (3)
                                                                                          -----            -----
CASH USED IN OPERATIONS-CONTINUING OPERATIONS..................................            (119)             (64)
CASH USED IN OPERATIONS-DISCONTINUED OPERATIONS................................              --               (1)
                                                                                          -----            -----
CASH USED IN OPERATIONS........................................................            (119)             (65)
                                                                                          -----            -----

INVESTING ACTIVITIES:
Restricted cash for acquisition................................................            (150)              --
Property, plant and equipment purchases........................................             (36)             (24)
Acquisition and investment payments, net of cash acquired......................              --              (16)
Investment proceeds and property disposals, net................................               4               --
                                                                                          -----            -----
CASH USED IN INVESTING ACTIVITIES-CONTINUING OPERATIONS........................            (182)             (40)
CASH USED IN INVESTING ACTIVITIES-DISCONTINUED OPERATIONS......................              (1)              (1)
                                                                                          -----            -----
CASH USED IN INVESTING ACTIVITIES..............................................            (183)             (41)
                                                                                          -----            -----

FINANCING ACTIVITIES:
Net change in short-term debt obligations......................................             325              350
Debt issuance costs............................................................              (5)              (9)
                                                                                          -----            -----
CASH PROVIDED BY FINANCING ACTIVITIES..........................................             320              341
                                                                                          -----            -----

INCREASE IN CASH AND CASH EQUIVALENTS..........................................              18              235
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..............................................................             150              107
                                                                                          -----            -----
END OF PERIOD..................................................................           $ 168            $ 342
                                                                                          =====            =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for reorganization items.........................................           $ (19)           $ (14)
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

         The filing was made to restructure Solutia's balance sheet, to streamline operations and to reduce costs, in order to allow Solutia to emerge from Chapter 11 as a viable going concern. The filing also was made to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the "Legacy Liabilities") and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff. These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs were an obstacle to Solutia's financial stability and success.

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

         On January 16, 2004, pursuant to authorization from the Bankruptcy Court, Solutia entered into a DIP credit facility. This DIP credit facility has subsequently been amended from time to time, with Bankruptcy Court approval. The DIP credit facility, as amended, currently consists of: (a) a $975 fully-drawn term loan; and (b) a $250 borrowing-based revolving credit facility, which includes a $150 letter of credit subfacility.

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

         On February 14, 2006, the Debtors filed with the Bankruptcy Court a Plan of Reorganization (the "Plan") and Disclosure Statement (the "Disclosure Statement"). The Plan and Disclosure Statement along with the Relationship Agreement (as defined below) and the Retiree Settlement Agreement, entered into among Solutia, the Official Committee of Unsecured Creditors (the "Unsecured Creditors' Committee") and Official Committee of Retirees appointed in the Chapter 11 Cases (the "Retirees' Committee"), Monsanto Company ("Monsanto"), certain retirees and the other parties thereto (the "Retiree Settlement"), set forth the terms of a global settlement (the "Global Settlement") between Solutia, the Unsecured Creditors' Committee, the Retirees' Committee, Monsanto and Pharmacia. The Global Settlement provides for, among other things, a reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and the treatment that various constituencies in the Chapter 11 Cases would receive under the Plan. The reallocation of liabilities between Solutia and Monsanto is set forth in a Relationship Agreement (the "Relationship Agreement") which would be entered into between Solutia and Monsanto upon confirmation of the Plan.

         The Bankruptcy Court did not move forward with the process to approve the Disclosure Statement and confirm the Plan. Rather, the Court's focus turned to two adversary proceedings filed in the Chapter 11 case. JPMorgan Chase National Bank N.A. ("JPMorgan"), as indenture trustee of Solutia's debentures due 2027 and 2037, filed an adversary proceeding against Solutia alleging that the debentures are entitled to secured status as opposed to general unsecured status as set forth in the Plan. Trial of this matter commenced on May 23, 2006 and concluded on July 10, 2006. On May 1, 2007, the Bankruptcy Court ruled in favor of Solutia, holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the prepetition indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to, any security interests or liens on any of Solutia's assets and that the holders are not entitled to any equitable relief.

         The Bankruptcy Court also focused on the adversary proceeding brought by the Official Committee of Equity Security Holders ("Equity Committee") against Pharmacia and Monsanto in the Chapter 11 case. The Equity Committee seeks to avoid certain Legacy Liabilities assumed by Solutia at the time of its spinoff from Pharmacia. A pivotal issue is whether the Equity Committee can pursue this matter as part of the Plan confirmation process. A hearing is scheduled for May 18, 2007, at which the Bankruptcy Court will consider this issue.

Basis of Presentation
---------------------

         These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Solutia's 2006 Annual Report on Form 10-K ("2006 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") on March 6, 2007.

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

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Condensed Consolidating Financial Statements
--------------------------------------------

         Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and March 31, 2006 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007


                                                  Solutia and     Subsidiaries                 Solutia and
                                                Subsidiaries in      not in                    Subsidiaries
                                                 Reorganization  Reorganization  Eliminations  Consolidated
                                                ---------------  --------------  ------------  ------------

NET SALES.................................           $ 603            $ 259          $(135)        $ 727
Cost of goods sold........................             537              225           (141)          621
                                                -----------------------------------------------------------
GROSS PROFIT..............................              66               34              6           106

Marketing, administrative and
 technological expenses...................              51               16             --            67
                                                -----------------------------------------------------------
OPERATING INCOME..........................              15               18              6            39

Equity earnings from affiliates...........              17               --             (8)            9
Interest expense..........................             (26)              (3)            --           (29)
Other income (loss), net..................              10               (1)            (6)            3
Loss on debt modification.................              (7)              --             --            (7)
Reorganization items, net.................             (16)              --             --           (16)
                                                -----------------------------------------------------------
INCOME (LOSS)  BEFORE INCOME TAX EXPENSE..              (7)              14             (8)           (1)
Income tax expense .......................               1                5              1             7
                                                -----------------------------------------------------------
NET INCOME (LOSS)  .......................           $  (8)           $   9          $  (9)        $  (8)
                                                ===========================================================

                                                 SOLUTIA INC.
                                           (DEBTOR-IN-POSSESSION)

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                 (UNAUDITED)

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006


                                                  Solutia and     Subsidiaries                 Solutia and
                                                Subsidiaries in      not in                    Subsidiaries
                                                 Reorganization  Reorganization  Eliminations  Consolidated
                                                ---------------  --------------  ------------  ------------

NET SALES.................................           $ 557            $ 227          $(106)        $ 678
Cost of goods sold........................             511              199           (112)          598
                                                -----------------------------------------------------------
GROSS PROFIT..............................              46               28              6            80

Marketing, administrative and
 technological expenses...................              52               14             --            66
                                                -----------------------------------------------------------
OPERATING INCOME (LOSS)...................              (6)              14              6            14

Equity earnings (loss) from affiliates....              25               (1)           (14)           10
Interest expense..........................             (18)              (5)            --           (23)
Other income, net.........................               8                1             (6)            3
Loss on debt modification.................              (8)              --             --            (8)
Reorganization items, net.................             (14)              --             --           (14)
                                                -----------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX EXPENSE ...............             (13)               9            (14)          (18)
Income tax expense .......................               3               --             (1)            2
                                                -----------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS..             (16)               9            (13)          (20)
Income from discontinued operations,
 net of tax...............................              --                4             --             4
                                                -----------------------------------------------------------
NET INCOME (LOSS).........................           $ (16)           $  13          $ (13)        $ (16)
                                                ===========================================================

                                                 SOLUTIA INC.
                                           (DEBTOR-IN-POSSESSION)

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                 (UNAUDITED)


                        CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2007


                                                  Solutia and     Subsidiaries                 Solutia and
                                                Subsidiaries in      not in                    Subsidiaries
                                                 Reorganization  Reorganization  Eliminations  Consolidated
                                                ---------------  --------------  ------------  ------------

ASSETS
Current assets............................          $   744          $  476         $ (109)       $ 1,111
Property, plant and equipment, net........              661             140             --            801
Investment in subsidiaries and affiliates.              465             217           (484)           198
Goodwill and identified intangible assets,
 net......................................              100              20             --            120
Other assets..............................               59              41             --            100
                                                -----------------------------------------------------------
   TOTAL ASSETS...........................          $ 2,029          $  894         $ (593)       $ 2,330
                                                ===========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)
Current liabilities.......................          $ 1,325          $  195         $  (86)       $ 1,434
Long-term debt............................               --             213             --            213
Other liabilities.........................              195              94             --            289
                                                -----------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE           1,520             502            (86)         1,936

LIABILITIES SUBJECT TO COMPROMISE.........            1,922              --           (115)         1,807

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......           (1,413)            392           (392)        (1,413)

                                                -----------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT) ..............................         $ 2,029          $  894         $ (593)       $ 2,330
                                                ===========================================================



                       CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006


                                                  Solutia and     Subsidiaries                 Solutia and
                                                Subsidiaries in      not in                    Subsidiaries
                                                 Reorganization  Reorganization  Eliminations  Consolidated
                                                ---------------  --------------  ------------  ------------

ASSETS
Current assets............................          $   500          $  436         $  (85)       $   851
Property, plant and equipment, net........              660             135             --            795
Investment in subsidiaries and affiliates.              448             216           (471)           193
Goodwill and identified intangible assets,
 net......................................              100              20             --            120
Other assets..............................               59              42             (1)           100
                                                -----------------------------------------------------------
   TOTAL ASSETS...........................          $ 1,767          $  849         $ (557)       $ 2,059
                                                ===========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)
Current liabilities.......................          $ 1,011          $  169         $  (64)       $ 1,116
Long-term debt............................               --             210             --            210
Other liabilities.........................              198              91             --            289
                                                -----------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE           1,209             470            (64)         1,615

LIABILITIES SUBJECT TO COMPROMISE.........            1,963              --           (114)         1,849

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)......           (1,405)            379           (379)        (1,405)

                                                -----------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT) ..............................          $ 1,767          $  849         $ (557)       $ 2,059
                                                ===========================================================

                                                SOLUTIA INC.
                                           (DEBTOR-IN-POSSESSION)

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                                  Solutia and     Subsidiaries                 Solutia and
                                                Subsidiaries in      not in                    Subsidiaries
                                                 Reorganization  Reorganization  Eliminations  Consolidated
                                                ---------------  --------------  ------------  ------------

Net Cash Provided by (Used in) Operating
 Activities.................................         $ (126)         $    7         $   --        $ (119)
Net Cash Used in Investing Activities.......           (171)            (12)            --          (183)
Net Cash Provided by Financing Activities...            285              35             --           320
                                                -----------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
 Equivalents................................            (12)             30             --            18

Cash and Cash Equivalents:
  Beginning of year.........................             38             112             --           150
                                                -----------------------------------------------------------
  End of period.............................         $   26          $  142         $   --        $  168
                                                ===========================================================

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                  Solutia and     Subsidiaries                 Solutia and
                                                Subsidiaries in      not in                    Subsidiaries
                                                 Reorganization  Reorganization  Eliminations  Consolidated
                                                ---------------  --------------  ------------  ------------

Net Cash Provided by (Used in) Operating
 Activities.................................         $  (84)         $   19         $   --        $  (65)
Net Cash Used in Investing Activities.......            (39)             (2)            --           (41)
Net Cash Provided by Financing Activities...            338               3             --           341
                                                -----------------------------------------------------------
Net Increase in Cash and Cash Equivalents...            215              20             --           235

Cash and Cash Equivalents:
  Beginning of year.........................             18              89             --           107
                                                -----------------------------------------------------------
  End of period.............................         $  233          $  109         $   --        $  342
                                                ===========================================================

Recently Issued Accounting Pronouncements

         In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Solutia is currently evaluating the impact of SFAS No. 159 on the condensed consolidated financial statements.


2.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

         Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as debtor-in-possession. These estimated claims are reflected in the Condensed Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of March 31, 2007 and December 31, 2006 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the Bankruptcy Court, negotiations with claimants, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, reconciliation of proofs of claim or other events.

         Solutia has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses; (vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of March 31, 2007 and December 31, 2006, as applicable. The amounts subject to compromise consisted of the following items:

                                                                          MARCH 31,       DECEMBER 31,
                                                                            2007              2006
                                                                            ----              ----
      Postretirement benefits (a)...............................           $  759            $  800
      Litigation reserves (b)...................................              111               111
      Accounts payable (c)......................................              116               116
      Environmental reserves (d)................................               81                81
      Other miscellaneous liabilities...........................               72                73

      6.72% debentures due 2037(e)..............................              150               150
      7.375% debentures due 2027(e).............................              300               300
      11.25% notes due 2009 (f).................................              223               223
      Other (g).................................................               43                43
                                                                           ------            ------
                                                                              716               716
      Unamortized debt discount and debt issuance costs.........              (48)              (48)
                                                                           ------            ------
           TOTAL DEBT SUBJECT TO COMPROMISE.....................              668               668
                                                                           ------            ------

      TOTAL LIABILITIES SUBJECT TO COMPROMISE...................           $1,807            $1,849
                                                                           ======            ======

(a) Postretirement benefits include Solutia's domestic (i) qualified pension plan liabilities of $276 and $305 as of March 31, 2007 and December 31, 2006, respectively; (ii) non-qualified pension plan liabilities of $19 as of both March 31, 2007 and December 31, 2006; and (iii) other postretirement benefits liabilities of $464 and $476 as of March 31, 2007 and December 31, 2006, respectively. Pursuant to a Bankruptcy Court order, Solutia made payments with respect to other postretirement obligations of approximately $20 in the three months ended March 31, 2007. Solutia also made a $29 contribution to its pension plan pursuant to IRS funding requirements in the three months ended March 31, 2007.

(b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the bankruptcy court process. Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of March 31, 2007 and December 31, 2006.

(c) Pursuant to Bankruptcy Court orders, Solutia is allowed to settle certain accounts payable liabilities subject to compromise, however, no settlements occurred in the first quarter 2007.

(d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. See Note 12 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.

(e) While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the three months ended March 31, 2007 was approximately $8.

(f) Pursuant to a Bankruptcy Court order, Solutia is required to continue payments of the contractual interest on its 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code; provided, however, that Solutia's Unsecured Creditors' Committee has the right at any time, and Solutia has the right at any time after the payment of the contractual interest due in July 2005, to seek to terminate Solutia's obligation to continue making the interest payments. Solutia or the Unsecured Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after a showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and whether that value is decreasing during the course of Solutia's bankruptcy case. The amount of contractual interest paid with respect to these notes was approximately $13 in the three months ended March 31, 2007, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of March 31, 2007 and December 31, 2006.

(g) Represents the debt obligation incurred upon the consolidation of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The obligation represents the synthetic lease arrangement with respect to Solutia's headquarters building.

                                      11

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

         Reorganization items, net consisted of the following items:

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                                   ---------
                                                                            2007              2006
                                                                            ----              ----

         Professional fees (a).....................................        $  (15)           $  (12)
         Severance and employee retention costs (b)................            (1)               (2)
         Adjustments to allowed claim amounts (c)..................            --                 2
         Other ....................................................            --                (2)
                                                                           ------            ------
         TOTAL REORGANIZATION ITEMS, NET...........................        $  (16)           $  (14)
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

3.       RETROSPECTIVE APPLICATION OF NEW ACCOUNTING GUIDANCE

         In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities ("FSP AUG AIR-1"), that eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities. This staff position was effective for fiscal years beginning after December 15, 2006 and requires retrospective application to all prior period results presented. Historically, the Company has accrued for certain major maintenance activities associated with periodic major overhauls and maintenance of equipment under the accrue-in-advance method.

         Periodically, Solutia conducts a complete shutdown of certain manufacturing units ("turnaround") to perform necessary inspection, repairs, and maintenance. These planned turnarounds generally occur every 2 to 3 years. With the adoption of FSP AUG AIR-1 on January 1, 2007, Solutia implemented the deferral method for costs associated with significant turnarounds, which include estimated costs for material, labor, supplies and contractor assistance.

         Solutia retrospectively applied the change from the accrue-in-advance method to the deferral method. The following balances in the Condensed Consolidated Statement of Financial Position as of December 31, 2006 and the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2006 have been restated from amounts previously reported as follows:

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       AS PREVIOUSLY
                                                                          REPORTED        AS ADJUSTED
                                                                          --------        -----------

    AT DECEMBER 31, 2006:
    Prepaid expenses and other assets.............................        $    31           $    34
    Other assets..................................................             99               100
    Accrued liabilities...........................................            245               237
    Accumulated deficit...........................................         (1,043)           (1,031)

    FOR THE QUARTER ENDED MARCH 31, 2006:
    Cost of goods sold............................................        $   604           $   598
    Loss from continuing operations...............................            (26)              (20)
    Net Loss......................................................            (22)              (16)

    Loss from continuing operations per basic and diluted share...        $ (0.25)          $ (0.19)
    Net loss per basic and diluted share..........................        $ (0.21)          $ (0.15)

4.  STOCK OPTION PLANS

         Solutia has two stock-based incentive plans under which awards are available for grants to officers and employees; the Solutia Inc. 2000 Stock-Based Incentive Plan ("2000 Plan") and the Solutia Inc. 1997 Stock-Based Incentive Plan ("1997 Plan"). The 2000 Plan authorizes up to 5,400,000 shares and the 1997 Plan up to 7,800,000 shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option granted may not exceed 10 years. At March 31, 2007, approximately 2,285,293 shares from the 2000 Plan and 2,984,756 shares from the 1997 Plan remained available for grants.

         During the first quarter of 2007, no options were granted to current executive officers and other senior executives as a group, or to other employees. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 3,011,000, and those to other employees totaled 10,016,592, through March 31, 2007. The options granted to Solutia's executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

         The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's board of directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors. Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At March 31, 2007, 25,174 shares of Solutia's common stock remained available for grants under the plan. There were no options or deferred shares granted in the first quarter of 2007 as all non-employee director compensation is now paid in cash.

         There were no options granted or exercised during the three months ended March 31, 2007. Accordingly, no compensation cost with respect to such activities was recognized in the Condensed Consolidated Statement of Operations in the three months ended March 31, 2007. The fair value related to options granted prior to January 1, 2006 was fully amortized as of June 30, 2006 in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, therefore, the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Cash Flows did not include any compensation costs or any related effects associated with these options for the three months ended March 31, 2007.

         Solutia's existing shares of common stock, as well as options and warrants to purchase its common stock will be cancelled upon our emergence from Chapter 11. It is highly unlikely that holders of options to purchase Solutia's common stock will receive any consideration in our Chapter 11 Cases for their equity based compensation.

         A summary of Solutia's stock option plans for the three months ended March 31, 2007 is as follows:

                                                                          WEIGHTED-AVERAGE     AGGREGATE
                                                       WEIGHTED-AVERAGE       REMAINING        INTRINSIC
                                           OPTIONS      EXERCISE PRICE    CONTRACTUAL LIFE     VALUE (a)
                                       ---------------------------------------------------------------------
Outstanding at January 1, 2007.......     12,399,230        $15.49               --                --
   Granted...........................             --          0.00               --                --
   Exercised.........................             --          0.00               --                --
   Expired...........................     (5,126,171)        16.58               --                --
                                       ---------------------------------------------------------------------
Outstanding at March 31, 2007........      7,273,059        $14.72              2.1             $(107)
                                       =====================================================================

Exercisable at March 31, 2007........      7,197,059        $14.79              2.0             $(106)

      (a) Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of Solutia's common stock as of the reporting date.

5.  DIVESTITURES

Discontinued Operations - Pharmaceutical Services Business

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

         The pharmaceutical services business was a component of the Performance Products segment prior to the classification as discontinued operations. Solutia recorded a gain on the sale of the pharmaceutical services business of $49 in 2006. Further, Solutia used $51 of the proceeds from the sale to pay down SESA's (euro)200 million facility agreement.

         The carrying amounts of assets and liabilities from discontinued operations have been classified as current in the Condensed Consolidated Statement of Financial Position at December 31, 2006 and consisted of the following:

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                          DECEMBER 31,
                                                              2006
                                                              ----
      ASSETS:
               Assets of discontinued operations........      $ --
                                                              ====

      LIABILITIES:
      Accrued liabilities...............................         1
                                                              ----
               Liabilities of discontinued operations...      $  1
                                                              ====

         The operating results of the pharmaceutical services business have been reported separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006. Net sales and income from discontinued operations for the three months ended March 31, 2006 are as follows:

      Net sales ........................................      $ 22
      Income before income taxes........................         4
      Income tax expense ...............................        --
                                                              ----
      INCOME FROM DISCONTINUED OPERATIONS ..............      $  4
                                                              ====

DEQUEST(R) Business

         On March 11, 2007, Solutia reached a definitive agreement to sell DEQUEST(R), its water treatment phosphonates business ("Dequest") to Thermphos Trading GmbH ("Thermphos"). Under the terms of the agreement, Thermphos will purchase the assets and assume certain of the liabilities of Dequest for $67, subject to a working capital adjustment. The proposed transaction is subject to certain governmental and regulatory approvals and other customary closing conditions. In addition, the sale is subject to approval by the Bankruptcy Court, following completion of a Bankruptcy Court supervised auction process. The Bankruptcy Court has scheduled a hearing to approve the sale on May 18, 2007. Dequest has not been classified as discontinued operations within the condensed consolidated financial statements as it has not met the held for sale criteria defined in SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets as of March 31, 2007.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

         Goodwill of $89 at both March 31, 2007 and December 31, 2006 was allocated to the Performance Products segment. There were no changes to the net carrying amount of goodwill during the three months ended March 31, 2007.

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

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                          MARCH 31, 2007                        DECEMBER 31, 2006
                                               ------------------------------------    ------------------------------------
                                                 GROSS                      NET           GROSS                     NET
                                                CARRYING   ACCUMULATED    CARRYING       CARRYING  ACCUMULATED    CARRYING
                                                 VALUE     AMORTIZATION    VALUE          VALUE    AMORTIZATION    VALUE
                                               ------------------------------------    ------------------------------------
Amortizable intangible assets.............       $   12       $   (7)      $    5         $   12      $   (7)      $    5
Trademarks................................           26           --           26             26          --           26
                                               ------------------------------------    ------------------------------------
TOTAL IDENTIFIED INTANGIBLE ASSETS........       $   38       $   (7)      $   31         $   38      $   (7)      $   31
                                               ====================================    ====================================

         There have been no changes to amortizable lives or methods during the three months ended March 31, 2007. Further, there were no write downs or disposals of Amortizable Assets in 2007. In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $1 annually from 2007 through 2010 and less than $1 in 2011.

7.  RESTRICTED CASH FOR ACQUISITION

         Restricted cash for acquisition included in the Condensed Consolidated Statement of Financial Position relates to the portion of the DIP credit facility that has been restricted for a special purpose by the January 2007 amendment (as more fully described in Note 14). Of the $1,225 DIP credit facility, $150 was utilized to partially finance the acquisition of Akzo Nobel's interest in the 50/50 Flexsys joint venture between Solutia and Akzo Nobel. The $150 was invested in cash and cash equivalents prior to the acquisition.

8.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

INVENTORIES                                                               MARCH 31,           DECEMBER 31,
                                                                             2007                 2006
                                                                             ----                 ----
Finished goods................................................             $   245              $   226
Goods in process..............................................                 175                  165
Raw materials and supplies....................................                 107                   92
                                                                           -------              -------
Inventories, at FIFO cost.....................................                 527                  483
Excess of FIFO over LIFO cost.................................                (213)                (209)
                                                                           -------              -------
TOTAL INVENTORIES.............................................             $   314              $   274
                                                                           =======              =======

         Inventories at FIFO approximate current cost.

PROPERTY, PLANT AND EQUIPMENT                                             MARCH 31,           DECEMBER 31,
                                                                             2007                 2006
                                                                             ----                 ----

Land..........................................................             $    18              $    18
Leasehold improvements........................................                  37                   37
Buildings.....................................................                 428                  435
Machinery and equipment.......................................               2,732                2,757
Construction in progress......................................                  71                   66
                                                                           -------              -------
Total property, plant and equipment...........................               3,286                3,313
Less accumulated depreciation.................................              (2,485)              (2,518)
                                                                           -------              -------
TOTAL.........................................................             $   801              $   795
                                                                           =======              =======

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


ACCRUED LIABILITIES                                                       MARCH 31,           DECEMBER 31,
                                                                             2007                 2006
                                                                             ----                 ----
Wages and benefits............................................             $    45              $    61
Accrued selling expenses......................................                  31                   32
Accrued interest..............................................                  13                   20
Other.........................................................                 127                  124
                                                                           -------              -------
TOTAL ACCRUED LIABILITIES.....................................             $   216              $   237
                                                                           =======              =======


9.  INCOME TAXES

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

         FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the Condensed Consolidated Statements of Financial Position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings or other appropriate components of equity or net assets in the Condensed Consolidated Statements of Financial Position. The cumulative effect adjustment does not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations.

         Solutia adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, Solutia increased its January 1, 2007 accumulated deficit by $3 as a cumulative effect adjustment in the Condensed Consolidated Statements of Financial Position.

         The total amount of unrecognized tax benefits at January 1, 2007 was $109. Included in the balance at January 1, 2007 were $35 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $74 million of unrecognized tax benefits that, if recognized, would result in adjustments to other tax accounts.

         Solutia recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, Solutia accrued $8 for interest and penalties. No significant interest and penalties were recognized in the Condensed Consolidated Statement of Operations as of March 31, 2007.

         Solutia files income tax returns in the United States and various states and foreign jurisdictions. With few exceptions, Solutia is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. It is not anticipated that any significant changes in the total amounts of unrecognized tax benefits for positions will occur within 12 months of the date of adoption.

10.  INVESTMENT IN AFFILIATE

         At March 31, 2007, Solutia participated in one principal joint venture, Flexsys Group, comprised of interests in Flexsys Holding B.V., Flexsys America L.P. and Flexsys Rubber Chemicals Ltd. (collectively "Flexsys"), for which Solutia applies the equity method of accounting.

         On May 1, 2007, Solutia acquired Akzo Nobel's stake in Flexsys as further described in Note 16.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

         Summarized financial information for 100 percent of the Flexsys joint venture is as follows:

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              2007            2006
                                                                              ----            ----
   Net sales......................................................           $ 158           $ 155
   Gross profit ..................................................              38              46
   Operating income ..............................................              25              28
   Net income ....................................................              19              19

11.  RESTRUCTURING RESERVES

         Solutia recorded $1 of severance and retraining costs during the first quarter 2007 in Costs of Goods Sold involving headcount reductions within the Performance Products segment.

         A summary of restructuring activity during the three months ended March 31, 2007 is as follows:

                                                                   FUTURE
                                              DECOMMISSIONING/   CONTRACTUAL    EMPLOYMENT
                                                DISMANTLING       PAYMENTS      REDUCTIONS       TOTAL
                                             ---------------------------------------------------------------

   Balance at December 31, 2006............         $ 1               $ 2           $ 2           $ 5
     Charges taken.........................          --                --             1             1
     Amounts utilized......................          --                --            (1)           (1)
                                             ---------------------------------------------------------------
   BALANCE AT MARCH 31, 2007...............         $ 1               $ 2           $ 2           $ 5
                                             ===============================================================

         Solutia cannot forecast the level of future restructuring charges due to the inherent uncertainty involved in operating as a debtor-in-possession under Chapter 11 bankruptcy protection.

12.  COMMITMENTS AND CONTINGENCIES

         Litigation
         ----------

         Because of the size and nature of Solutia's business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 bankruptcy case. The estimated unsecured claim amount was classified as a liability subject to compromise as of both March 31, 2007 and December 31, 2006 in the amount of $111.

         Monsanto also indemnified Pharmacia with respect to a number of legal proceedings described in Solutia's 2003 Form 10-K/A in which Solutia was a named defendant or was defending solely due to its Pharmacia related indemnification obligations referred to above. Solutia is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, Solutia has ceased reporting on the status of those legal proceedings. The legal proceedings in this category relate to property damage, personal injury, products liability, premises liability or other damages relating to

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

exposure to PCB, asbestos and other chemicals manufactured before the Solutia Spinoff. Defense and settlement costs as well as judgments, if any, are currently being funded by Monsanto for these matters. Monsanto's funding of these legal activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's bankruptcy case.

         Following is a summary of legal proceedings that Solutia or its equity affiliate continue to manage that, if resolved unfavorably, could have a material adverse effect on Solutia's ability to confirm a plan of reorganization or on its results of operation and financial position.

LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE
----------------------------------------------

         JP MORGAN ADVERSARY PROCEEDING

         On May 27, 2005, JPMorgan, as indenture trustee for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding against Solutia in Solutia's bankruptcy case. In the proceeding, JPMorgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 Debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged security interests lacked adequate protection. The proceeding related to Solutia's 2002 and 2003 refinancings of its credit facilities. When Solutia refinanced its credit facilities in 2002, the 2027 and 2037 Debentures obtained a pro rata secured interest in certain of Solutia's assets as a result of the application of the "equal and ratable" provisions of the Prepetition Indenture. On October 8, 2003, Solutia restructured its credit facilities, reduced its outstanding secured indebtedness below the threshold level that initially triggered the "equal and ratable" provisions of the Prepetition Indenture and, as a result, the 2027 and 2037 Debentures returned to their original unsecured status. JPMorgan alleged that the October 8, 2003 refinancing had no effect on the security interests and liens that were created in 2002, and argued further that, even if it did, those liens should be reinstated as a matter of equity. The Unsecured Creditors' Committee and the Ad Hoc Solutia Trade Claims Committee intervened in the proceeding in support of Solutia and the Ad Hoc Committee of Solutia Noteholders intervened in the proceeding in support of JPMorgan. The trial commenced on May 23, 2006 and concluded on July 10, 2006. Thereafter, Wilmington Trust Company, which succeeded JPMorgan as Prepetition Trustee, replaced JPMorgan as plaintiff in the proceeding.

           On May 1, 2007, the Bankruptcy Court ruled in favor of Solutia, holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the Prepetition Indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to any security interests or liens of any of Solutia's assets and that the noteholders are not entitled to any equitable relief.

         EQUITY COMMITTEE ADVERSARY PROCEEDING AGAINST MONSANTO AND PHARMACIA

         On March 7, 2005, the Equity Committee in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and objections to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case. Solutia was not named as a defendant in its complaint. The Equity Committee seeks to avoid certain obligations assumed by Solutia at the time of its spinoff from Pharmacia. The complaint alleges, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. Pharmacia and Monsanto filed a motion to dismiss the complaint or, in the alternative, to stay the adversary proceeding. On August 4, 2005, the Debtors filed with the Bankruptcy Court their Statement and Reservation of Rights in Response to the complaint and Objection to Claims, in which the Debtors expressed their view that the issues and disputes raised in the complaint would be resolved through the Plan confirmation process. During a hearing held on April 11, 2006, the Bankruptcy Court issued a bench ruling denying Pharmacia and Monsanto's motion to dismiss the complaint. The Ad Hoc Committee of Solutia Noteholders and the Ad Hoc Solutia Trade Claims Committee have intervened in this adversary proceeding in support of the Equity Committee. Solutia and the Unsecured Creditors' Committee have intervened in this adversary proceeding as neutral parties due to the importance of this proceeding with respect to Solutia's bankruptcy case. On September 14, 2006, the Court ruled that while the Equity Committee did not have standing to pursue these claims on behalf of the Debtors, it had standing to pursue its own objections to the claims of Monsanto and Pharmacia. This matter was submitted to mediation but the parties were unable to reach a consensual

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

resolution. The adversary proceeding had been stayed indefinitely by the parties pursuant to a standstill agreement which was subject to certain rights of the parties to recommence such proceeding. On April 6, 2007, the Equity Committee provided written notice to Monsanto and Pharmacia terminating the standstill agreement. In addition, the Equity Committee has requested that the Bankruptcy Court schedule the adversary proceeding for trial. A hearing is scheduled for May 18, 2007, at which the Bankruptcy Court will consider the Equity Committee's request.

LEGAL PROCEEDINGS OUTSIDE SOLUTIA'S BANKRUPTCY CASE
---------------------------------------------------

         GE RELATED LITIGATION

         On March 13, 2007, a purported class action lawsuit, captioned Corlew, et al., v. General Electric Company, Monsanto Company, Pharmacia Corporation, and Solutia Inc., was filed in the Superior Court of New York County, New York ("the GE Litigation"). The plaintiffs are current residents of Schenectady, New York, who seek to represent a class of all individuals who owned and/or occupied property within a five-mile radius of General Electric's Main Plant in Schenectady. The plaintiffs allege that their properties were contaminated by the release of PCBs manufactured by Monsanto, Pharmacia, and/or Solutia (collectively referred to in the Complaint as "Monsanto") that were used in the manufacture of a variety of products at General Electric's Schenectady plant. Plaintiffs allege a series of twenty-five claims including thirteen claims specifically against Monsanto, Pharmacia, and Solutia collectively including negligence, breach of warranty, strict liability, fraudulent concealment, negligent and intentional infliction of emotional distress, nuisance, trespass, unjust enrichment, and willful and wanton misconduct, with each claim seeking between $12,000 and $20,000 in compensatory damages, and an equivalent amount in punitive damages. Solutia believes the GE Litigation is automatically stayed as to Solutia pursuant to
Section 362 of the U.S. Bankruptcy Code. Accordingly, Solutia has filed its suggestion of bankruptcy with the trial court.

         As described in the introduction to this litigation section, at the time of the Solutia Spinoff from Pharmacia, Solutia agreed to defend Pharmacia against, and indemnify Pharmacia for, litigation liabilities related to chemical products formerly manufactured, released or used by Pharmacia prior to the Solutia Spinoff. After filing for Chapter 11 protection, Solutia ceased performance of its defense and indemnification obligations with respect to these litigation liabilities as they are deemed pre-petition obligations under the U.S. Bankruptcy Code. Monsanto is currently managing and funding such litigation liabilities pursuant to its indemnification obligations to Pharmacia. Because Solutia is not managing such litigation, it has ceased updating on the status of those legal proceedings. The GE Litigation falls within the scope of litigation liabilities described above. Monsanto's funding of the GE Litigation may give rise to a claim against Solutia which Monsanto may assert in Solutia's bankruptcy case.

         FLEXSYS RELATED LITIGATION

         Since 2002, antitrust authorities in the United States, Europe and Canada have been investigating past commercial practices in the rubber chemicals industry including the practices of Flexsys. The practices being investigated occurred during the period that Flexsys was a 50/50 joint venture between Solutia and Akzo Nobel. The European Commission issued its findings from its investigation in 2005, in which the Commission granted Flexsys full immunity from any potential fines. Investigations regarding the industry may still be on-going in the United States and Canada, but to date, no findings have been made against Flexsys in either country.

         In addition, a number of purported civil class actions have been filed against Flexsys and other producers of rubber chemicals on behalf of indirect purchasers of rubber chemical products. Solutia is aware of a series of such purported class actions that have been filed against Flexsys in various state courts in the United States and in four courts in Canada. Except for two cases pending in the United States, all of the cases have been dismissed, or are currently subject to tentative settlements.

         OTHER LEGAL PROCEEDINGS
         -----------------------

         Davis v. Solutia Inc. Employees' Pension Plan; Hammond, et al. v.
         -----------------------------------------------------------------
Solutia Inc. Employees' Pension Plan. Since October 2005, current or former
------------------------------------
participants in the Solutia Inc. Employees' Pension Plan (the "Pension Plan")

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

have filed three class actions alleging that the Pension Plan is discriminatory based upon age and that the lump sum values of individual account balances in the Pension Plan have been, and continue to be, miscalculated. Solutia has not been named as a defendant in any of these cases. Two of these cases, captioned Davis, et al. v. Solutia, Inc. Employees' Pension Plan and Hammond, et al. v. Solutia, Inc. Employees' Pension Plan, are still pending against the Solutia Pension Plan and were consolidated in September 2006 with similar cash balance pension plan cases pending in the Southern District of Illinois against Monsanto Company and Monsanto Company Pension Plan (Walker et al. v. The Monsanto Pension Plan, et al.) and Pharmacia Cash Balance Pension Plan, Pharmacia Corporation, Pharmacia and Upjohn, Inc., and Pfizer Inc. (Donaldson v. Pharmacia Cash Balance Pension Plan, et al.). The plaintiffs in the Pension Plan cases seek to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Pension Plan.

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

         Motions for class certification were filed in late 2006 by the plaintiffs against each of the defendants. With respect to the Pension Plan cases, plaintiffs moved to certify a class only with respect to the claim that termination of interest credits violates ERISA. Briefing on the class certification motions was completed in January, and the court scheduled the motions for a hearing on July 12, 2007. However, on May 3, 2007 the judge presiding over the case recused himself from the proceeding and a new judge was appointed, therefore, it is unclear if the hearing will proceed as scheduled.

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

         On March 30, 2006, the District Court granted the defendants' motion to dismiss on grounds that the Dickerson plaintiffs lacked standing to sue and that the complaint failed to state a claim on which relief could be granted. The dismissal of Dickerson's cause of action resulted in dismissal of the entire purported class action, including claims asserted on behalf of the unnamed purported class members. On April 3, 2006, Dickerson filed an appeal of this dismissal with the United States Court of Appeals for the Second Circuit. The parties have fully briefed the appeal, and oral arguments are scheduled for May 22, 2007.

         Solutia Inc. v. FMC Corporation. On October 14, 2003, Solutia filed
         -------------------------------
an action captioned Solutia Inc. v. FMC Corporation ("FMC") in Circuit Court in St. Louis County, Missouri, against FMC over the failure of purified phosphoric acid technology provided by FMC to Astaris, the 50/50 joint venture formed by Solutia and FMC. On February 20, 2004, Solutia voluntarily dismissed the state court action and filed an adversary proceeding against FMC in the Bankruptcy Court. FMC filed with the Bankruptcy Court a motion to withdraw the reference. The motion was granted, and, as a result, the matter was removed to the U.S. District Court for the Southern District of New York.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

         In March 2005, the District Court dismissed with prejudice three of Solutia's causes of action for breach of contract, but denied FMC's motion to dismiss with respect to Solutia's causes of action for breach of warranty, breach of fiduciary duty, negligent misrepresentation, fraud, and fraud in the inducement. The parties completed their fact discovery on the remaining claims, and submitted cross motions for summary judgment. On July 31, 2006, the Court granted portions of FMC's Motion for Summary Judgment but denied others. Subsequently, the Court scheduled a bench trial of the case which was to begin on April 2, 2007. Prior to the start of trial, Solutia and FMC reached a settlement pursuant to which FMC agreed to pay Solutia $23 in cash, subject to Bankruptcy Court approval. The settlement was approved by the Bankruptcy Court on May 1, 2007.

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

         On December 6, 2006, the DOL issued a letter stating that, based on facts gathered, it appeared that Solutia, through its fiduciaries, breached its fiduciary obligations and violated provisions of ERISA with respect to the SIP Plan. Specifically, the DOL stated that it found no evidence that: (1) the Pension and Savings Funds Committee ("PSFC") sufficiently monitored the Solutia Stock Fund option within the SIP Plan to determine if the Solutia Stock Fund continued to be a prudent investment for the SIP Plan prior to December 15, 2003 and (2) the Solutia Board of Directors, CEO, and PSFC, prior to December 15, 2003, adequately monitored the SIP Plan fiduciaries, including the PSFC, the Employee Benefits Plan Committee, and the Northern Trust Company of Connecticut. The DOL did not assert in its letter that the SIP Plan or its participants had been harmed by these alleged breaches. Further, the DOL did not find that the offering of the Solutia Stock Fund as an investment option in the SIP Plan was itself a violation of ERISA, or that it caused any participant to suffer investment losses. Further, the DOL did not assert any monetary fines against the Company based on its findings to date. The DOL stated in the letter that its findings were subject to the possibility that additional information could lead the DOL to revise its views.

         The DOL did not choose to file suit against the Solutia fiduciaries, instead offering Solutia the opportunity to voluntarily discuss how the alleged violations may be corrected. Solutia has submitted additional information to the DOL to support the Company's request for reconsideration of the DOL's findings.

         Solutia Canada Inc. v. INEOS Americas LLC. Solutia Canada Inc.
         -----------------------------------------
("Solutia Canada") filed suit in Quebec Court in December 2006, alleging breach of contract by INEOS Americas LLC ("INEOS"). In late 2002, Solutia negotiated a Stock and Asset Sale Agreement for the sale of its Resimenes & Additives business to UCB S.A. ("UCB"). As part of this agreement, Solutia agreed to exclude the LaSalle assets from the agreement and entered

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

into the LaSalle Toll Agreement ("LTA") with UCB. The LTA passed through all the benefits and risks of ownership of the LaSalle operations to UCB, other than pre-closing environmental liabilities. In the LTA, Solutia Canada agreed to operate its LaSalle Plant for the benefit of UCB and to provide all the necessary services to convert UCB's raw materials on a cost-neutral basis. Thus, UCB would pay Solutia Canada for all of its actual, direct and indirect costs incurred in connection with the performance or supply of services under the LTA or in holding itself ready to perform or supply those services. In the years after its execution, the LTA was assigned by UCB to Cytec Industries, Inc., then to INEOS.

         On January 31, 2006, INEOS notified Solutia Canada of its intention to terminate the LTA effective January 31, 2008, in compliance with the terms of the LTA. INEOS' decision to terminate the LTA will likely trigger the shutdown of all activities at the LaSalle Plant, resulting in termination costs recoverable by Solutia Canada against INEOS. Solutia Canada estimates that the overall termination costs associated with the termination of the LTA and the shutdown of the LaSalle Plant will total approximately $31 (CAD). INEOS disputes the overall amount of Solutia Canada's termination costs.

         Solutia filed this litigation against INEOS for breach of the LTA with respect to such termination costs. On March 26, 2007, INEOS filed a cross-demand against Solutia Canada for $1 (CAD), alleging that Solutia Canada improperly charged INEOS on its October and November 2006 invoices for items which INEOS claims are not actual direct or indirect costs under the LTA. INEOS reserved the right to amend its demand for additional alleged overpayments on any future invoices through the remaining term of the LTA. Solutia Canada denies INEOS' allegation.

         Texas Commission on Environmental Quality Administrative Enforcement
         --------------------------------------------------------------------
Proceeding. On August 11, 2006, the Executive Director of the Texas Commission
----------
on Environmental Quality (the "Commission") commenced an administrative enforcement proceeding against Solutia by filing a petition with the Texas Commission on Environmental Quality. The petition alleged certain violations of the State of Texas air quality program. The Executive Director requested that an administrative penalty, the amount of which was de minimis, be assessed and that Solutia undertake corrective actions to ensure compliance with the Texas Health and Safety Code and the rules of the Commission in connection with alleged self-reported unauthorized emission events and deviations of air permits. Solutia answered the petition on September 1, 2006, asserted affirmative defenses and requested a contested enforcement case hearing. Solutia and the Commission have reached a settlement in principle that includes payment of a de minimis penalty and contribution to an environmentally beneficial project in exchange for mitigation of a portion of the penalty. All required corrective action has been completed. The final settlement orders are subject to approval by the Commission.

Environmental Liabilities
-------------------------

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $77 and $78 as of March 31, 2007 and December 31, 2006, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Condensed Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately intends to seek recovery against other potentially responsible parties at certain of these locations.

         Solutia had an accrued liability of $81 as of both March 31, 2007 and December 31, 2006 for properties not owned or operated by Solutia which was classified as subject to compromise in the Condensed Consolidated Statement of Financial Position. Under the Plan and the Relationship Agreement, as between Monsanto and Solutia,

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Monsanto would accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility at the Solutia Spinoff but which were never owned or operated by Solutia. This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto would share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. Remediation activities are currently being funded by Monsanto for all of these properties not owned or operated by Solutia, with the exception of one off-site remediation project in Sauget, Illinois. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's Chapter 11 bankruptcy case. In addition, Solutia has only made minimal adjustments to its recorded environmental liabilities classified as subject to compromise for ongoing remediation activities since the inception of Solutia's bankruptcy case to reflect actual cash expenditures incurred by the Company. Any other adjustments to this liability are not deemed appropriate by the Company at this time given the uncertainty regarding any potential claim amount to be asserted by Monsanto.

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

13.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

         For the three months ended March 31, 2007 and 2006, Solutia's pension and healthcare and other benefit costs were as follows:

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    PENSION BENEFITS         HEALTHCARE AND OTHER BENEFITS
                                                    ----------------         -----------------------------
                                                  2007            2006            2007            2006
                                                  ----            ----            ----            ----
Service costs for benefits earned..............  $   1           $   1           $   1           $   1
Interest costs on benefit obligation...........     16              16               6               8
Assumed return on plan assets..................    (17)            (15)             --              --
Prior service (gains)/costs ...................     --              --              (4)             (3)
Actuarial net loss.............................      2               2               2               1
                                                 -----           -----           -----           -----
TOTAL..........................................  $   2           $   4           $   5           $   7
                                                 =====           =====           =====           =====

Employer Contributions

         According to IRS funding rules, Solutia will be required to make approximately $100 in pension contributions to its U.S. qualified pension plan in 2007. Approximately $29 of these required 2007 contributions were made in the first quarter 2007. Solutia also expects to be required to fund approximately $6 in pension contributions for its foreign pension plans in 2007.

14.  DEBT OBLIGATIONS

         Solutia amended its DIP financing facility on January 25, 2007 with Bankruptcy Court approval. This amendment, among other things, (i) increased the DIP facility from $825 to $1,225; (ii) extended the term of the DIP facility from March 31, 2007 to March 31, 2008; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 350 basis points to LIBOR plus 300 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; and (vi) amended certain financial and other covenants. Of the $1,225 facility, $150 was utilized to partially finance Solutia's acquisition of Akzo Nobel's interest in the 50/50 Flexsys joint venture between Solutia and Akzo Nobel. The remaining increased availability under the DIP credit facility provides Solutia with additional liquidity for operations and the ability to fund mandatory pension payments due in 2007. The DIP credit facility can be repaid by Solutia at any time without prepayment penalties.

         Solutia analyzed the modifications of the DIP facility in January 2007 in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 02-04, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and recorded a charge of approximately $7 to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value.

15.  SEGMENT DATA

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

         Segment data for the three months ended March 31, 2007 and 2006 are as follows:

                                                         2007                       2006
                                                ----------------------     -----------------------
                                                    NET       PROFIT           NET       PROFIT
                                                   SALES      (LOSS)          SALES      (LOSS)
                                                   -----      ------          -----      ------
SEGMENT:
Performance Products................                $301       $ 46            $286       $ 42
Integrated Nylon....................                 426          6             392         (8)
                                                    ----       ----            ----       ----
SEGMENT TOTALS......................                 727         52             678         34

RECONCILIATION TO CONSOLIDATED TOTALS:
    Corporate expenses..............                            (13)                       (20)
    Equity earnings from affiliates.                              9                          9
    Interest expense................                            (29)                       (23)
    Other income, net...............                              3                         --
    Loss on debt modification.......                             (7)                        (8)
    Reorganization items, net.......                            (16)                       (10)
CONSOLIDATED TOTALS:
                                                    ----                       ----
   NET SALES........................                $727                       $678
                                                    ====       ----            ====       ----
   LOSS FROM CONTINUING
        OPERATIONS BEFORE INCOME TAXES                         $ (1)                      $(18)
                                                               ====                       ====

16.      SUBSEQUENT EVENTS

         On February 27, 2007, Solutia reached a definitive agreement to purchase Akzo Nobel's stake in Flexsys. Closing of the sale occurred on May 1, 2007 simultaneous with Flexsys' purchase of Akzo Nobel's Crystex manufacturing operations in Japan for $25. Under the terms of the agreement, Solutia purchased Akzo Nobel's 50% interest in the Flexsys joint venture for $213, subject to debt assumption and certain purchase price adjustments. In conjunction with the acquisition, Flexsys executed a $200, five year debt facility agreement.

         As is more fully described in Note 12 under the caption Solutia v. FMC Corporation, Solutia and FMC reached a settlement on April 2, 2007 pursuant to which FMC agreed to pay Solutia $23 in cash, subject to Bankruptcy Court approval. The settlement was approved by the Bankruptcy Court on May 1, 2007 with Solutia expecting to receive the proceeds in the second quarter 2007.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

         The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following condensed consolidating financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations. Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

                                                   SOLUTIA INC.
                                              (DEBTOR-IN-POSSESSION)

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)

                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                         THREE MONTHS ENDED MARCH 31, 2007

                                                Parent Only                     Non-                     Consolidated
                                                Solutia Inc.   Guarantors    Guarantors   Eliminations   Solutia Inc.
                                                ------------   ----------    ----------   ------------   ------------

NET SALES................................            $ 548        $  54         $ 260         $(135)          $ 727
Cost of goods sold.......................              510           25           226          (140)            621
                                               ------------------------------------------------------------------------
GROSS PROFIT.............................               38           29            34             5             106

Marketing expenses.......................               18            6             8            --              32
Administrative expenses..................               16            2             6            --              24
Technological expenses...................                8            1             2            --              11
                                               ------------------------------------------------------------------------
OPERATING INCOME (LOSS)..................               (4)          20            18             5              39

Equity earnings from affiliates..........               41            7            --           (39)              9
Interest expense.........................              (26)          --           (15)           12             (29)
Other income, net........................                4            5            11           (17)              3
Loss on debt modification................               (7)          --            --            --              (7)
Reorganization items, net................              (15)          (1)           --            --             (16)
                                               ------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES .......               (7)          31            14           (39)             (1)
Income tax expense  .....................                1           --             5             1               7
                                               ------------------------------------------------------------------------
NET INCOME (LOSS)........................            $  (8)       $  31         $   9         $ (40)          $  (8)
                                               ========================================================================


                           CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                           THREE MONTHS ENDED MARCH 31, 2007

                                                Parent Only                     Non-                     Consolidated
                                                Solutia Inc.   Guarantors    Guarantors   Eliminations   Solutia Inc.
                                                ------------   ----------    ----------   ------------   ------------

NET INCOME (LOSS)........................            $  (8)       $  31          $  9         $ (40)           $ (8)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.........                2            2             4            (6)              2
Amortization of prior service gain.......               (4)          --            --            --              (4)
Amortization of actuarial loss...........                4           --            --            --               4
                                               ------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)..............            $  (6)       $  33          $ 13         $ (46)           $ (6)
                                               ========================================================================

                                                     SOLUTIA INC.
                                                (DEBTOR-IN-POSSESSION)

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)

                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                           THREE MONTHS ENDED MARCH 31, 2006

                                                Parent Only                     Non-                     Consolidated
                                                Solutia Inc.   Guarantors    Guarantors   Eliminations   Solutia Inc.
                                                ------------   ----------    ----------   ------------   ------------

NET SALES................................            $ 507        $  49         $ 229         $(107)          $ 678
Cost of goods sold.......................              487           24           200          (113)            598
                                               ------------------------------------------------------------------------
GROSS PROFIT.............................               20           25            29             6              80

Marketing expenses.......................               19            6             8            --              33
Administrative expenses..................               13            2             6            --              21
Technological expenses...................               11            1            --            --              12
                                               ------------------------------------------------------------------------
OPERATING INCOME (LOSS)..................              (23)          16            15             6              14

Equity earnings (loss) from affiliates...               45           13            (1)          (47)             10
Interest expense.........................              (18)          --           (11)            6             (23)
Other income, net........................                4            4             8           (13)              3
Loss on debt modification................               (8)          --            --            --              (8)
Reorganization items, net................              (14)          --            --            --             (14)
                                               ------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES .....              (14)          33            11           (48)            (18)
Income tax expense  .....................                2           --             1            (1)              2
                                               ------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
     OPERATIONS..........................              (16)          33            10           (47)            (20)
Income from discontinued
     operations, net of tax..............               --           --             4            --               4
                                               ------------------------------------------------------------------------
NET INCOME (LOSS)........................            $ (16)       $  33         $  14         $ (47)          $ (16)
                                               ========================================================================


                           CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                          THREE MONTHS ENDED MARCH 31, 2006

                                                Parent Only                     Non-                     Consolidated
                                                Solutia Inc.   Guarantors    Guarantors   Eliminations   Solutia Inc.
                                                ------------   ----------    ----------   ------------   ------------

NET INCOME (LOSS)........................            $ (16)       $  33         $  14         $ (47)          $ (16)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.........                2            2             2            (4)              2
Net unrealized loss on derivative
     instruments.........................               (1)          --            --            --              (1)
                                               ------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)..............            $ (15)       $  35         $  16         $ (51)          $ (15)
                                               ========================================================================

                                                     SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)


                                CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                    MARCH 31, 2007

                                                 Parent Only                     Non-                     Consolidated
                                                 Solutia Inc.   Guarantors    Guarantors   Eliminations   Solutia Inc.
                                                 ------------   ----------    ----------   ------------   ------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................   $    22       $     4        $   142       $    --          $   168
Trade receivables, net..........................         3           191            143            --              337
Intercompany receivables........................       148           759            127        (1,034)              --
Miscellaneous receivables.......................        63             1             36            --              100
Inventories.....................................       171            29            130           (16)             314
Restricted cash for acquisition.................       150            --             --            --              150
Prepaid expenses and other current assets.......        30             2              8             2               42
                                                -----------------------------------------------------------------------
TOTAL CURRENT ASSETS............................       587           986            586        (1,048)           1,111

PROPERTY, PLANT AND EQUIPMENT, NET..............       580            82            139            --              801
INVESTMENTS IN AFFILIATES.......................     2,434           276              7        (2,519)             198
GOODWILL........................................        --            72             17            --               89
IDENTIFIED INTANGIBLE ASSETS, NET...............         2            26              3            --               31
INTERCOMPANY ADVANCES...........................       128         1,238          1,020        (2,386)              --
OTHER ASSETS....................................        59            --             41            --              100
                                                -----------------------------------------------------------------------
TOTAL ASSETS....................................   $ 3,790       $ 2,680        $ 1,813       $(5,953)         $ 2,330
                                                =======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable................................   $   187       $     9        $    49       $    (2)         $   243
Intercompany payables...........................       117             3            187          (307)              --
Accrued liabilities.............................       132            14             70            --              216
Short-term debt.................................       975            --             --            --              975
Intercompany short-term debt....................         1            --            211          (212)              --
                                                -----------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.......................     1,412            26            517          (521)           1,434

LONG-TERM DEBT..................................        --            --            213            --              213
INTERCOMPANY LONG-TERM DEBT.....................        --            --            676          (676)              --
OTHER LIABILITIES...............................       193             1             95            --              289
                                                -----------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.....     1,605            27          1,501        (1,197)           1,936

LIABILITIES SUBJECT TO COMPROMISE...............     3,598           413             20        (2,224)           1,807

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock....................................         1            --             --            --                1
Additional contributed capital .................        56            --             --            --               56
Treasury stock..................................      (251)           --             --            --             (251)
Net (deficiency) excess of assets at spinoff
  and subsidiary capital........................      (113)        2,240            292        (2,532)            (113)
Accumulated other comprehensive loss............       (65)           --             --            --              (65)
Accumulated deficit.............................    (1,041)           --             --            --           (1,041)
                                                -----------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)............    (1,413)        2,240            292        (2,532)          (1,413)
                                                -----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)......................................   $ 3,790       $ 2,680        $ 1,813       $(5,953)         $ 2,330
                                                =======================================================================

                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)

                               CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL POSITION
                                                   DECEMBER 31, 2006

                                                 Parent Only                     Non-                     Consolidated
                                                 Solutia Inc.   Guarantors    Guarantors   Eliminations   Solutia Inc.
                                                 ------------   ----------    ----------   ------------   ------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................   $    23       $    14        $   113       $    --          $   150
Trade receivables, net..........................         2           144            142            --              288
Intercompany receivables........................       157           782            134        (1,073)              --
Miscellaneous receivables.......................        69             1             35            --              105
Inventories.....................................       148            28            114           (16)             274
Prepaid expenses and other current assets.......        23             1              7             3               34
                                                -----------------------------------------------------------------------
TOTAL CURRENT ASSETS............................       422           970            545        (1,086)             851

PROPERTY, PLANT AND EQUIPMENT, NET..............       578            82            135            --              795
INVESTMENTS IN AFFILIATES.......................     2,394           266              7        (2,474)             193
GOODWILL........................................        --            72             17            --               89
IDENTIFIED INTANGIBLE ASSETS, NET...............         2            26              3            --               31
INTERCOMPANY ADVANCES...........................       128         1,238            994        (2,360)              --
OTHER ASSETS....................................        58            --             42            --              100
                                                -----------------------------------------------------------------------
TOTAL ASSETS....................................   $ 3,582       $ 2,654        $ 1,743       $(5,920)         $ 2,059
                                                =======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable................................   $   177       $     8        $    45       $    (2)         $   228
Intercompany payables...........................       177            13            156          (346)              --
Accrued liabilities.............................       146            14             77            --              237
Short-term debt.................................       650            --             --            --              650
Intercompany short-term debt....................         1            --            195          (196)              --
Liabilities of discontinued operations..........         1            --             --            --                1
                                                -----------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.......................     1,152            35            473          (544)           1,116

LONG-TERM DEBT..................................        --            --            210            --              210
INTERCOMPANY LONG-TERM DEBT.....................        --            --            669          (669)              --
OTHER LIABILITIES...............................       196             1             92            --              289
                                                -----------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.....     1,348            36          1,444        (1,213)           1,615

LIABILITIES SUBJECT TO COMPROMISE...............     3,639           413             20        (2,223)           1,849

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock....................................         1            --             --            --                1
Additional contributed capital .................        56            --             --            --               56
Treasury stock..................................      (251)           --             --            --             (251)
Net (deficiency) excess of assets at spinoff
  and subsidiary capital........................      (113)        2,205            279        (2,484)            (113)
Accumulated other comprehensive loss............       (67)           --             --            --              (67)
Accumulated deficit.............................    (1,031)           --             --            --           (1,031)
                                                -----------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)............    (1,405)        2,205            279        (2,484)          (1,405)
                                                -----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT).....................................    $ 3,582       $ 2,654        $ 1,743       $(5,920)         $ 2,059
                                                =======================================================================

                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)


                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                         THREE MONTHS ENDED MARCH 31, 2007

                                                 Parent Only                     Non-                     Consolidated
                                                 Solutia Inc.   Guarantors    Guarantors   Eliminations   Solutia Inc.
                                                 ------------   ----------    ----------   ------------   ------------

CASH PROVIDED BY (USED IN) OPERATIONS...........   $  (104)      $   (21)       $     6       $    --          $  (119)
                                                -----------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases.........       (23)           (1)           (12)           --              (36)
Restricted cash for acquisition.................      (150)           --             --            --             (150)
Investment proceeds and property
 disposals, net.................................         3            --             --            --                3
                                                -----------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES...............      (170)           (1)           (12)           --             (183)
                                                -----------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations.......       325            --             --            --              325
Debt issuance costs.............................        (5)           --             --            --               (5)
Changes in investments and advances from
 (to) affiliates................................       (47)           12             35            --               --
                                                -----------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES...........       273            12             35            --              320
                                                -----------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................        (1)          (10)            29            --               18

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...............................        23            14            113            --              150
                                                -----------------------------------------------------------------------
END OF PERIOD..................................    $    22       $     4        $   142       $    --          $   168
                                                =======================================================================

                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)


                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           THREE MONTHS ENDED MARCH 31, 2006


                                                 Parent Only                     Non-                     Consolidated
                                                 Solutia Inc.   Guarantors    Guarantors   Eliminations   Solutia Inc.
                                                 ------------   ----------    ----------   ------------   ------------

CASH PROVIDED BY (USED IN) OPERATIONS...........   $   (79)      $    (6)       $    20       $    --          $   (65)
                                                -----------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases.........       (13)           (2)           (10)           --              (25)
Acquisition and investment payments, net of
 cash acquired..................................       (23)           --              7            --              (16)
                                                -----------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES...............       (36)           (2)            (3)           --              (41)
                                                -----------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations.......       350            --             --            --              350
Debt issuance costs.............................        (9)           --             --            --               (9)
Changes in investments and advances from
 (to) affiliates................................        (5)            3              2            --               --
                                                -----------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES...........       336             3              2            --              341
                                                -----------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................       221            (5)            19            --              235

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR...............................         1            15             91            --              107
                                                -----------------------------------------------------------------------
END OF PERIOD...................................   $   222       $    10        $   110       $    --          $   342
                                                =======================================================================

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

OVERVIEW

Summary of Significant First Quarter 2007 Events

Bankruptcy Proceedings
----------------------

         On May 1, 2007, in the JPMorgan adversary proceeding (as fully described in Note 1 to the accompanying condensed consolidated financial statements) the Bankruptcy Court ruled in favor of Solutia, holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the prepetition indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to, any security interests or liens on any of Solutia's assets and that the holders are not entitled to any equitable relief.

         The other significant litigation matter within the bankruptcy proceedings is the adversary proceeding brought by the Official Committee of Equity Security Holders ("Equity Committee") against Pharmacia and Monsanto in the Chapter 11 case. The Equity Committee seeks to avoid certain Legacy Liabilities assumed by Solutia at the time of its spinoff from Pharmacia. A pivotal issue is whether the Equity Committee can pursue this matter as part of the Plan confirmation process. A hearing is scheduled for May 18, 2007, at which the Bankruptcy Court will consider this issue.

         Solutia anticipates filing an amended Plan and Disclosure Statement during the second quarter and believes that the Bankruptcy Court will thereafter move forward with the Plan confirmation process. Solutia will continue its effort to gain consensus among the major stakeholders in the Chapter 11 case on the terms of the Amended Plan.

Reorganization Strategy
-----------------------

         In the first quarter 2007, Solutia continued its stated reorganization strategy with a focus on the principal objectives of (i) managing the businesses to enhance Solutia's performance; (ii) making changes to Solutia's asset portfolio to maximize the value of the estate; (iii) achieving reallocation of "legacy liabilities"; and (iv) negotiating an appropriate capital structure. Solutia took steps in 2007 to enhance its financial performance including using the tools of bankruptcy and making changes to its asset portfolio, as explained below. Solutia also continues to pursue a reallocation of legacy liabilities in the bankruptcy proceeding through negotiations with the other constituents in the bankruptcy case. Solutia will also be working in 2007 to establish a proper capital structure upon emergence from bankruptcy. However, as a result of the numerous uncertainties and complexities inherent in Solutia's bankruptcy proceedings, its ability and timing of emergence from bankruptcy are subject to significant uncertainty.

         PERFORMANCE ENHANCEMENT

         Solutia benefited in the first quarter of 2007 from actions implemented earlier in the Chapter 11 reorganization process designed to enhance its performance as described in previous filings. In the first quarter of 2007, the Company continued to execute a cost reduction program at Solutia's operating sites focused on actions such as lean manufacturing techniques, yield improvement, maintenance savings and utilities optimization; and implementing an enterprise-wide procurement effort.

         Solutia amended its DIP financing facility on January 25, 2007 with Bankruptcy Court approval. This amendment, among other things, (i) increased the DIP facility from $825 million to $1,225 million; (ii) extended the term of the DIP facility from March 31, 2007 to March 31, 2008; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 350 basis points to LIBOR plus 300 basis points. Of the $1,225 million facility, $150 million was utilized to partially finance the acquisition of Akzo Nobel's interest in the 50/50 Flexsys joint venture between Solutia and Akzo Nobel. The remaining increased availability under the DIP credit facility provides Solutia with additional liquidity for operations and the ability to fund mandatory pension payments due in 2007. Solutia expects the refinancing will provide greater flexibility in executing Solutia's reorganization strategy along with significant interest savings.

         PORTFOLIO EVALUATION

         Solutia's stated strategy is to build a portfolio of high-potential businesses that can consistently deliver returns in excess of Solutia's cost of capital. As part of this strategy, Solutia made several changes to re-shape its asset portfolio in the first quarter of 2007. On February 27, 2007, Solutia entered into a definitive agreement to purchase Akzo Nobel's stake in the Flexsys joint venture. The transaction closed on May 1, 2007 as described in Note 16 to the accompanying condensed consolidated financial statements.

         On March 11, 2007, Solutia reached a definitive agreement to sell DEQUEST(R), its water treatment phosphonates business ("Dequest") to Thermphos Trading GmbH ("Thermphos"). Under the terms of the agreement, Thermphos will purchase the assets and assume certain of the liabilities of Dequest for $67 million, subject to a working capital adjustment.

         REALLOCATION OF LEGACY LIABILITIES

         The Plan and Disclosure Statement provide for, among other things, the reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and sets forth the distribution, if any, that various constituencies in the Chapter 11 Cases would receive under the Plan. See Note 1 to the accompanying condensed consolidated financial statements for further description of the Plan and Disclosure Statement, as well as a summary of developments in Solutia's ongoing Chapter 11 bankruptcy case.

Summary Results of Operations

         The discussion below and accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

-----------------------------------------------------------------------------------------------------
(dollars in millions)                                                               2007       2006
                                                                                    ----       ----

Net Sales....................................................................      $  727     $  678
                                                                                   ======     ======

Operating Income:
    Performance Products Segment Profit......................................      $   46     $   42
    Integrated Nylon Segment Profit (Loss)...................................           6         (8)
         Less: Corporate Expenses............................................         (13)       (20)
         Less: Equity Earnings from Affiliates, Other Income and
          Reorganization Items included in Segment Profit (Loss).............          --         --
                                                                                   ------     ------

Operating Income ............................................................      $   39     $   14
                                                                                   ======     ======
Charges included in Operating Income ........................................      $   --     $   (9)
                                                                                   ======     ======

-----------------------------------------------------------------------------------------------------


         The $49 million, or 7 percent, increase in net sales as compared to the first quarter 2006 was primarily a result of higher average selling prices of 3 percent, higher sales volumes of 3 percent, and favorable currency exchange rate fluctuations of 1 percent. The $25 million increase in operating income as compared to the first quarter 2006 resulted from higher net sales and lower charges, which are described in greater detail in the Results of Operations section below, partially offset by higher raw material and energy costs.

Financial Information
---------------------

         Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the three months ended March 31, 2007 is presented as follows:

                                                 Solutia and      Subsidiaries                     Solutia and
                                               Subsidiaries in       not in                        Subsidiaries
                                               Reorganization    Reorganization    Eliminations    Consolidated
                                               --------------    --------------    ------------    ------------

Net sales.................................         $  603           $  259          $ (135)           $  727
Operating income..........................             15               18               6                39
Net income (loss).........................             (8)               9              (9)               (8)

Total assets..............................          2,029              894            (593)            2,330
Liabilities not subject to compromise.....          1,520              502             (86)            1,936
Liabilities subject to compromise.........          1,922               --            (115)            1,807
Total shareholders' equity (deficit)......         (1,413)             392            (392)           (1,413)


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         There have been no changes in the first quarter 2007 with respect to Solutia's critical accounting policies, as presented on pages 29 through 32 of Solutia's 2006 Form 10-K.

RESULTS OF OPERATIONS--FIRST QUARTER 2007 COMPARED WITH FIRST QUARTER 2006

Performance Products

-----------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
(dollars in millions)                                                       2007         2006
                                                                            ----         ----

Net Sales..............................................................    $ 301        $ 286
                                                                           =====        =====

Segment Profit ........................................................    $  46        $  42
                                                                           =====        =====
    Charges and Reorganization Items included in Segment Profit........    $  --        $  (1)
                                                                           =====        =====
-----------------------------------------------------------------------------------------------

         The $15 million, or 5 percent, increase in net sales as compared to the first quarter 2006 resulted primarily from favorable currency exchange rate fluctuations of 3 percent, higher sales volumes of 1 percent and higher average selling prices of 1 percent. The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the first quarter 2006. Higher sales volumes were experienced in LLUMAR(R) and VISTA(R) professional film products and SAFLEX(R) plastic interlayer products, partially offset by lower volumes in DEQUEST(R) water treatment chemicals. Higher average selling prices were experienced in LLUMAR(R) and VISTA(R) professional film products and in THERMINOL(R) heat transfer fluids.

         The $4 million, or 10 percent, increase in segment profit in comparison to the first quarter 2006 resulted primarily from higher net sales, partially offset by higher raw material costs. The $1 million of reorganization items in the first quarter 2006 consisted primarily of employee severance and retraining costs.

Integrated Nylon

-------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
(dollars in millions)                                                       2007         2006
                                                                            ----         ----

Net Sales..............................................................    $ 426        $ 392
                                                                           =====        =====
Segment Profit (Loss)..................................................    $   6        $  (8)
                                                                           =====        =====
    Charges and Reorganization Items included in Segment Profit
         (Loss)........................................................    $  --        $  (3)
                                                                           =====        =====
-------------------------------------------------------------------------------------------------

         The $34 million, or 9 percent, increase in net sales as compared to the first quarter 2006 resulted primarily from higher average selling prices of 5 percent and higher sales volumes of 4 percent. Average selling prices increased in the intermediate chemicals business as a result of favorable market conditions and in response to the escalating cost of raw materials. Sales volumes increased in intermediate chemicals and nylon plastics and polymers, partially offset by a decrease in carpet fibers. The nylon plastics and polymers volumes increased due to a third quarter 2006 capacity increase as a result of reconfiguration of idle assets.

         The $14 million increase in segment profit in comparison to the first quarter 2006 resulted primarily from higher sales and higher asset utilization, partially offset by higher raw material and energy costs. The segment incurred higher raw material and energy costs of approximately $7 million during the quarter, which was more than offset by the aforementioned selling price increases. Higher asset utilization was experienced in intermediate chemicals due in part to the manufacturing interruption incurred at the Alvin, Texas plant in the first quarter 2006 and in nylon plastics and polymers due to the aforementioned capacity increase. Solutia recorded approximately $2 million of decommissioning and dismantling costs in the first quarter 2006 as a result of the shut-down of its acrylic fibers business in 2005 and $1 million of asset write-downs.

Corporate Expenses

-------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
(dollars in millions)                                                       2007         2006
                                                                            ----         ----

Corporate Expenses.....................................................    $  13        $  20
                                                                           =====        =====
    Charges included in Corporate Expenses.............................    $  --        $  (9)
                                                                           =====        =====
-------------------------------------------------------------------------------------------------

         Corporate expenses decreased by $7 million, or 35 percent, in the first quarter 2007 compared to the first quarter 2006 principally due to lower charges. After consideration of the charges recorded in the first quarter 2006, the change in corporate expenses was also impacted by increased legal and professional development costs. Included in the charges for the first quarter 2006 is an environmental charge precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. that will likely result in the cessation of operations at that site.

Equity Earnings  from Affiliates

-------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
(dollars in millions)                                                       2007         2006
                                                                            ----         ----

Equity Earnings from Affiliates not included in Reportable Segment
 Profit (Loss).........................................................    $   9        $   9
Equity Earnings from Affiliates included in Reportable Segment
 Profit (Loss).........................................................       --            1
                                                                           -----        -----
Equity Earnings from Affiliates........................................    $   9        $  10
                                                                           =====        =====
     Charges included in Equity Earnings from Affiliates...............    $  --        $  --
                                                                           =====        =====
-------------------------------------------------------------------------------------------------

                                      37

         Equity earnings from affiliates decreased by $1 million in the first quarter 2007 as compared to the first quarter 2006. This decline was primarily a result of the inclusion of results of operations from the Puebla, Mexico plant in the condensed consolidated financial statements for the entire first quarter 2007. The Puebla plant was formerly the primary asset within the Quimica joint venture which was accounted for using the equity method. Solutia purchased the remaining interest in Quimica on March 1, 2006.

Interest Expense

-------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
(dollars in millions)                                                       2007         2006
                                                                            ----         ----

Interest Expense.......................................................    $  29        $  23
                                                                           =====        =====
     Charges included in Interest Expense..............................    $  --        $  (1)
                                                                           =====        =====
-------------------------------------------------------------------------------------------------

         The $6 million, or 26 percent, increase in interest expense in the first quarter 2007 in comparison to the first quarter 2006 resulted principally from higher debt outstanding in the first quarter 2007 than in 2006, partially offset by lower interest rates due to the March 2006 and January 2007 amendments to the DIP credit facility and the July 2006 refinancing of the Euronotes and subsequent partial pay down. In addition, results in the first quarter 2006 included a $1 million charge related to the March 2006 amendment of the DIP credit facility. The amount of contractual interest not recorded was $8 million in both the first quarter 2007 and 2006.

Reorganization Items, net

-------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
(dollars in millions)                                                       2007         2006
                                                                            ----         ----
Reorganization Items, net..............................................    $  16        $  14
                                                                           =====        =====
     Reorganization Items, net included in Reportable Segment
      Profit (Loss)....................................................    $  --        $   4
                                                                           =====        =====
-------------------------------------------------------------------------------------------------

         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the first quarter 2007 included $15 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings and $1 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court.

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

Income Tax Expense

-------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
(dollars in millions)                                                       2007         2006
                                                                            ----         ----
Income Tax Expense  ...................................................    $   7        $   2
                                                                           =====        =====
-------------------------------------------------------------------------------------------------

         Solutia's income tax expense in the first quarter 2007 and 2006 was primarily a result of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the three months ended March 31, 2007 and 2006.
                                      38

Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances. The $5 million increase in income tax expense in the first quarter 2007 as compared to the first quarter 2006 was the result of higher foreign income and a non-consolidated equity affiliate surrendering a prior year loss in the first quarter 2006 that was used to offset a foreign subsidiary's taxable income in the United Kingdom.

Discontinued Operations

-------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
(dollars in millions)                                                       2007         2006
                                                                            ----         ----

Income from Discontinued Operations, net of tax........................    $  --        $   4
                                                                           =====        =====
-------------------------------------------------------------------------------------------------

         Income from discontinued operations consists of the results of Solutia's pharmaceutical services business. As described in Note 5 to the accompanying condensed consolidated financial statements, on August 22, 2006, SESA sold its pharmaceutical services business to Dishman.

Summary of Events Affecting Comparability

         Charges and gains recorded in the first quarter of 2007 and 2006 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

                                                                                 2007
                                                  ------------------------------------------------------------------
                INCREASE/(DECREASE)                 PERFORMANCE      INTEGRATED       CORPORATE/
                                                     PRODUCTS          NYLON            OTHER         CONSOLIDATED
                                                     --------          -----            -----         ------------

IMPACT ON:

Cost of goods sold..........................           $ --            $ --             $  --             $ --
                                                  ------------------------------------------------------------------
OPERATING INCOME IMPACT.....................             --              --                --               --

Loss on debt modification...................             --              --                (7)              (7)     (a)
Reorganization Items, net...................             --              --               (16)             (16)     (b)
                                                  ------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.............           $ --            $ --             $ (23)             (23)
                                                  ====================================================
Income tax impact...........................                                                                --      (c)
                                                                                                      --------------
AFTER-TAX INCOME STATEMENT IMPACT...........                                                              $(23)
                                                                                                         ======

     2007 EVENTS
     -----------
     a) Solutia recorded a charge of approximately $7 million (pre-tax and after-tax - see note (c) below) to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value as of the amendment date.

     b) Reorganization items, net consist of the following: $15 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings and $1 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court. ($16 million pre-tax and after-tax - see note (c) below)

     c) The above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

                                                                                 2006
                                                  ------------------------------------------------------------------
                INCREASE/(DECREASE)                 PERFORMANCE      INTEGRATED       CORPORATE/
                                                     PRODUCTS          NYLON            OTHER         CONSOLIDATED
                                                     --------          -----            -----         ------------
IMPACT ON:
Cost of goods sold..........................           $ --            $ --              $  9             $  9      (a)
                                                  ------------------------------------------------------------------
OPERATING INCOME IMPACT.....................             --              --                (9)              (9)

Interest expense ...........................             --              --                (1)              (1)     (b)
Loss on debt modification...................             --              --                (8)              (8)     (b)
Reorganization Items, net...................             (1)             (3)              (10)             (14)     (c)
                                                  ------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.............           $ (1)           $ (3)             $(28)             (32)
                                                  ====================================================
Income tax impact...........................                                                                 2      (d)
                                                                                                      --------------
AFTER-TAX INCOME STATEMENT IMPACT...........                                                              $(30)
                                                                                                         ======

     2006 EVENTS
     -----------
     a) Environmental charge precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. that will likely result in the cessation of operations at that site ($9 million pre-tax and $7 million after-tax - see note (d) below).

     b) Solutia recorded a charge of approximately $8 million (pre-tax and after-tax - see note (d) below) to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value. In addition, $1 million (pre-tax and after-tax - see note (d) below) of unamortized debt issuance costs associated with the DIP facility were written off at the time of modification in March 2006.

     c) Reorganization items, net consist of the following: $12 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $2 million of net gains for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; $2 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court; and $2 million of other reorganization charges primarily involving costs incurred with the shut-down of Solutia's acrylic fibers business. ($14 million pre-tax and after-tax - see note (d) below)

     d) With the exception of item (a) above, which primarily relates to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

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

Financial Analysis

         Solutia used its existing cash on-hand to finance operating needs and capital expenditures during the first quarter 2007. Cash used in continuing operations was $119 million in the first quarter 2007, a change of $55 million from $64 million used in continuing operations for the comparable period of 2006. This change in cash used in operations was primarily attributable to higher pension contributions and increases in working capital items in comparing the first quarter 2007 and 2006.

         Capital spending increased $12 million to $36 million in the first quarter 2007, compared to $24 million in the first quarter 2006. The expenditures in the first quarter 2007 were primarily to fund certain growth initiatives in the Performance Products and Integrated Nylon segments, as well as various capital improvements and certain cost reduction projects.

         Solutia's working capital decreased by $58 million to ($323) million at March 31, 2007, compared to ($265) million at December 31, 2006. The change was primarily a result of higher short-term debt, partially offset by the $150 million restricted cash for acquisition and the seasonal increase in working capital as of March 31, 2007.

         Total debt of $1,856 million as of March 31, 2007, including $668 million subject to compromise and $1,188 million not subject to compromise, increased by $328 million as compared to $1,528 million at December 31, 2006, including $668 million subject to compromise and $860 million not subject to compromise. This increase in total debt resulted primarily from $325 million of additional borrowings from Solutia's DIP credit facility in the first quarter 2007 related to the January 2007 amendment (as described below).

         The weighted average interest rate on Solutia's total debt outstanding was approximately 8.2 percent and 8.4 percent at March 31, 2007 and December 31, 2006, respectively. Excluding debt subject to compromise, with the exception of the 11.25 percent notes due 2009 on which the Bankruptcy Court has permitted continued payments of the contractual interest, the weighted average interest rate on total debt was 8.5 percent at March 31, 2007 compared to 8.9 percent at December 31, 2006. While operating as a debtor-in-possession during the Chapter 11 proceedings, Solutia has ceased paying interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in each of the first quarter 2007 and 2006 was approximately $8 million.

         Solutia had a shareholders' deficit of $1,413 million at March 31, 2007 compared to $1,405 million at December 31, 2006. The $8 million increase in shareholders' deficit resulted from the $8 million first quarter 2007 net loss and the $3 million cumulative adjustment related to the adoption of FIN 48; partially offset by the $2 million decrease in accumulated other comprehensive loss.

         As a result of the Chapter 11 bankruptcy filing, Solutia was in default on all its debt agreements as of March 31, 2007, with the exception of its DIP credit facility and SESA's (euro)200 million Facility Agreement. In addition, subsequent to Solutia's bankruptcy filing, Moody's Investors Ratings Services and Standard & Poor's withdrew all ratings for Solutia and its related debt securities.

         At March 31, 2007, Solutia's total liquidity was $347 million in the form of $179 million of availability under the DIP credit facility and approximately $168 million of cash on-hand, of which $142 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings. In comparison, Solutia's total liquidity at December 31, 2006 was $245 million in the form of $95 million of availability under the DIP credit facility and approximately $150 million of cash on-hand, of which $112 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings. The increase in cash on-hand was primarily a result of the DIP amendment in January 2007 as described below.

         According to current IRS funding rules, Solutia will be required to make approximately $100 million in pension contributions to its U.S. qualified pension plan in 2007. Approximately $29 million of these required 2007 contributions were made in the first quarter 2007. Solutia also expects to be required to fund approximately $6 million in pension contributions for its foreign pension plans in 2007.

DIP Amendment

         Solutia amended its DIP financing facility on January 25, 2007 with Bankruptcy Court approval. This amendment, among other things, (i) increased the DIP facility from $825 million to $1,225 million; (ii) extended the term of the DIP facility from March 31, 2007 to March 31, 2008; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 350 basis points to LIBOR plus 300 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; and (vi) amended certain financial and other covenants. Of the $1,225 million facility, $150 million was utilized to partially finance the acquisition of Akzo Nobel's interest in the

50/50 Flexsys joint venture between Solutia and Akzo Nobel. The remaining increased availability under the DIP credit facility provides Solutia with additional liquidity for operations and the ability to fund upcoming mandatory pension payments. The DIP credit facility can be repaid by Solutia at any time without prepayment penalties.

Acquisition

         On May 1, 2007, Solutia acquired Akzo Nobel's interest in the 50/50 Flexsys joint venture between Solutia and Akzo Nobel as described in Note 16 to the accompanying condensed consolidated financial statements.

Pending Transactions

         Solutia continued to divest certain non-strategic businesses in order to focus resources on core businesses. On March 11, 2007, Solutia entered into a definitive agreement to sell DEQUEST(R), its water treatment phosphonates business ("Dequest") to Thermphos Trading GmbH ("Thermphos"). Under the terms of the agreement, Thermphos will purchase the assets and assume certain of the liabilities of Dequest for $67 million in cash, subject to a working capital adjustment. The sale is subject to Bankruptcy Court approval following the completion of a Bankruptcy Court-supervised auction process. The Bankruptcy Court has scheduled a hearing to approve the sale on May 18, 2007. The closing of the sale is also subject to certain governmental and regulatory approvals, and other customary closing conditions. The proposed transaction is expected to close in the second quarter 2007 with Solutia receiving estimated net proceeds of $60 million.

         As is more fully described in Note 12 to the accompanying condensed consolidated financial statements under the caption Solutia v. FMC Corporation, Solutia and FMC reached a settlement on April 2, 2007 pursuant to which FMC agreed to pay Solutia $23 million in cash, subject to Bankruptcy Court approval. The settlement was approved by the Bankruptcy Court on May 1, 2007 with Solutia expecting to receive the proceeds in the second quarter 2007.


CONTINGENCIES

         See Note 12 to the accompanying condensed consolidated financial statements for a summary of Solutia's contingencies as of March 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         There have been no material changes in market risk exposures during the first quarter 2007 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on pages 43-44 of Solutia's Form 10-K for the year-ended December 31, 2006.

ITEM 4.   CONTROLS AND PROCEDURES

         During the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. The Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Form 10-Q, Solutia's disclosure controls and procedures are effective to provide reasonable assurance that Solutia records, processes, summarizes, and reports the required disclosure information within the specified time periods. Further, there were no changes in Solutia's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE
----------------------------------------------

         JP MORGAN ADVERSARY PROCEEDING

         Solutia's 2006 Form 10-K describes an adversary proceeding filed by JPMorgan, as indenture trustee for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), against Solutia in Solutia's bankruptcy case. In this proceeding, JPMorgan alleged that the Debentures are entitled to secured status as opposed to general unsecured status as set forth in the Plan.

         On May 1, 2007, the Bankruptcy Court ruled in favor of Solutia, holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the Prepetition Indenture and its related agreements, that the noteholders of the 2027 and 2037 Debentures do not have, and are not entitled to any security interests or liens on any of Solutia's assets and that the noteholders are not entitled to any equitable relief.

         EQUITY COMMITTEE ADVERSARY PROCEEDING AGAINST MONSANTO AND PHARMACIA

         Solutia's 2006 Form 10-K described the Equity Committee Adversary Proceeding pending in Solutia's bankruptcy case. This Adversary Proceeding had been stayed indefinitely by the parties pursuant to a standstill agreement which was subject to certain rights of the parties to recommence such proceeding. On April 6, 2007, the Equity Committee provided written notice to Monsanto and Pharmacia terminating the standstill agreement. In addition, the Equity Committee requested that the Bankruptcy Court schedule the Adversary Proceeding for trial. A hearing is scheduled for May 18, 2007, at which the Bankruptcy Court will consider the Equity Committee's request.

LEGAL PROCEEDINGS OUTSIDE SOLUTIA'S BANKRUPTCY CASE
---------------------------------------------------

         GE RELATED LITIGATION

         On March 13, 2007, a purported class action lawsuit, captioned Corlew, et al., v. General Electric Company, Monsanto Company, Pharmacia Corporation, and Solutia Inc., was filed in the Superior Court of New York County, New York ("the GE Litigation"). The plaintiffs are current residents of Schenectady, New York, who seek to represent a class of all individuals who owned and/or occupied property within a five-mile radius of General Electric's Main Plant in Schenectady. The plaintiffs allege that their properties were contaminated by the release of PCBs manufactured by Monsanto, Pharmacia, and/or Solutia (collectively referred to in the Complaint as "Monsanto") that were used in the manufacture of a variety of products at General Electric's Schenectady plant. Plaintiffs allege a series of twenty-five claims including thirteen claims specifically against Monsanto, Pharmacia, and Solutia collectively including negligence, breach of warranty, strict liability, fraudulent concealment, negligent and intentional infliction of emotional distress, nuisance, trespass, unjust enrichment, and willful and wanton misconduct, with each claim seeking between $12 billion and $20 billion in compensatory damages, and an equivalent amount in punitive damages. Solutia believes the GE Litigation is automatically stayed as to Solutia pursuant to
Section 362 of the U.S. Bankruptcy Code. Accordingly, Solutia has filed its suggestion of bankruptcy with the trial court.

         At the time of the Solutia Spinoff from Pharmacia, Solutia agreed to defend Pharmacia against, and indemnify Pharmacia for, litigation liabilities related to chemical products formerly manufactured, released or used by Pharmacia prior to the Solutia Spinoff. After filing for Chapter 11 protection, Solutia ceased performance of its defense and indemnification obligations with respect to these litigation liabilities as they are deemed pre-petition obligations under the U.S. Bankruptcy Code. Monsanto is currently managing and funding such litigation liabilities pursuant to its indemnification obligations to Pharmacia. Because Solutia is not managing such litigation, it has ceased updating on the status of those legal proceedings. The GE Litigation falls within the scope of litigation liabilities described above. Monsanto's funding of the GE Litigation may give rise to a claim against Solutia which Monsanto may assert in Solutia's bankruptcy case.

         OTHER LEGAL PROCEEDINGS
         -----------------------

         Davis v. Solutia Inc. Employees' Pension Plan; Hammond, et al. v.
         -----------------------------------------------------------------
Solutia Inc. Employees' Pension Plan. Solutia's 2006 Form 10-K described
------------------------------------
consolidated class action cases filed in the Southern District of Illinois captioned Davis, et al. v. Solutia Inc Employees' Pension Plan and Hammond, et al. v. Solutia Inc. Employees' Pension Plan. The class certification motions filed in late 2006 have been scheduled for hearing on July 12, 2007. However, on May 3, 2007, the judge presiding over the case recused himself from the proceeding and a new judge was appointed, therefore, it is unclear if the hearing will proceed as scheduled.

         Dickerson v. Feldman. Solutia's 2006 Form 10-K described a purported
         --------------------
class action captioned Dickerson v. Feldman, et al. filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Oral arguments on the appeal of the District Court's dismissal of the action based upon lack of standing and failure to state a claim on which relief could be granted have been scheduled for May 22, 2007.

         Solutia Inc. v. FMC Corporation. Solutia's 2006 Form 10-K described
         -------------------------------
an action filed by Solutia captioned Solutia Inc. v. FMC Corporation relating to the failure of purified phosphoric acid technology contributed by FMC to Astaris, the former 50/50 joint venture between Solutia and FMC. On April 2, 2007, Solutia and FMC reached a settlement in this litigation pursuant to which FMC agreed to pay Solutia $23 million in cash, subject to Bankruptcy Court approval. Solutia's motion for approval of the settlement was approved by the Bankruptcy Court on May 1, 2007.

         Solutia Canada Inc. v. INEOS Americas LLC. Solutia's 2006 Form 10-K
         -----------------------------------------
described an action filed by Solutia Canada captioned Solutia Canada Inc. v. INEOS Americas LLC in Quebec Court for breach of contract by INEOS Americas LLC ("INEOS") of the LaSalle Toll Agreement ("LTA"). On March 26, 2007, INEOS filed a cross-demand against Solutia Canada for $1 million (CAD), alleging that Solutia Canada improperly charged INEOS on its October and November 2006 invoices for items which INEOS claims are not actual direct or indirect costs under the LTA. INEOS reserved the right to amend its demand for additional alleged overpayments on any future invoices through the remaining term of the LTA. Solutia Canada denies INEOS' allegation.

         Texas Commission on Environmental Quality Administrative Enforcement
         --------------------------------------------------------------------
Proceeding. Solutia's 2006 Form 10-K described an administrative enforcement
----------
proceeding against Solutia filed by the Texas Commission on Environmental Quality (the "Commission) alleging certain violations of the State of Texas air quality program and seeking assessment of an administrative penalty and the undertaking of corrective actions by Solutia. Solutia and the Commission have reached a settlement in principle that includes payment of a de minimis penalty and a contribution to an environmentally beneficial project in exchange for mitigation of a portion of the penalty. All required corrective action has been completed. The final settlement orders are subject to approval by the Commission.

ITEM 5.  OTHER INFORMATION

         On April 11, 2007, the Bankruptcy Court approved Solutia's entry into the Transaction Agreement previously disclosed in Solutia's 2006 Annual Report on Form 10-K, pursuant to which Solutia agreed to purchase, on the terms and subject to the conditions set forth in the agreement, Akzo Nobel's stake in Flexsys, a 50/50 rubber chemicals joint venture between Akzo Nobel and Solutia (the "Flexsys Acquisition") for $213 million, subject to various adjustments. The Flexsys Acquisition was financed by $150 million of funding under the amended DIP credit facility and additional funding through Flexsys. The Flexsys Acquisition closed on May 1, 2007, upon which Solutia became the sole owner of Flexsys. Contemporaneous with the closing of Flexsys Acquisition, Solutia purchased Akzo Nobel's Crystex manufacturing operations in Japan. After the closing, Akzo Nobel and certain of its affiliates will continue providing services to Flexsys at certain sites shared by Flexsys and Akzo Nobel pursuant to services agreements entered into in connection with the Flexsys Acquisition.

         Combined Financial Statements of Flexsys Group required pursuant to
Item 2.01 of the Form 8-K rules are incorporated by reference to Exhibit 99.2 of Solutia's Form 10-K/A filed on March 28, 2007.

         Pro forma financial information required pursuant to Item 2.01 of the Form 8-K rules will be provided on Form 8-K on or before July 13, 2007.

ITEM 6.  EXHIBITS

         See the Exhibit Index at page 46 of this report.

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

Dated: May 7, 2007

                                 EXHIBIT INDEX

         These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.1 Amendment No. 5 to Financing Agreement and Waiver dated as of January 25, 2007 amending the Debtor-in-Possession Financing Agreement dated January 16, 2004 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed on January 25,
         2007)

31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 Combined Financial Statements of Flexsys Group (incorporated by reference to Exhibit 99.2 of Solutia's Form 10-K/A filed on March 28,
         2007)