Form 10-Q
period 2007-06-30
SOLUTIA INC
filed 2007-08-03
CIK 1043382

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                                   ---     ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER" AND "LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT (CHECK ONE):

     LARGE ACCELERATED FILER    ACCELERATED FILER X   NON-ACCELERATED FILER   .
                            ---                  ---                       ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES     NO  X
                                                ---    ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                              OUTSTANDING AT
                           CLASS                              JUNE 30, 2007
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

                                               PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                                  THREE MONTHS             SIX MONTHS
                                                                                 ENDED JUNE 30,           ENDED JUNE 30,
                                                                                 --------------           --------------
                                                                               2007         2006        2007         2006
                                                                               ----         ----        ----         ----
NET SALES .........................................................          $   911       $  739      $1,613       $1,389
Cost of goods sold.................................................              787          617       1,386        1,191
                                                                             -------       ------      ------       ------
GROSS PROFIT.......................................................              124          122         227          198
Marketing expenses.................................................               36           33          67           65
Administrative expenses............................................               22           23          47           44
Technological expenses.............................................               11           12          21           24
Amortization expense...............................................                1            1           1            1
                                                                             -------       ------      ------       ------
OPERATING INCOME...................................................               54           53          91           64
Equity earnings from affiliates....................................                3           11          12           21
Interest expense (a)...............................................              (31)         (26)        (59)         (48)
Other income, net..................................................               25            4          29            6
Loss on debt modification..........................................               --           --          (7)          (8)
Reorganization items, net..........................................              (17)         (18)        (33)         (32)
                                                                             -------       ------      ------       ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX
     EXPENSE.......................................................               34           24          33            3
Income tax expense.................................................                7            4          14            5
                                                                             -------       ------      ------       ------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........................               27           20          19           (2)
Income from Discontinued Operations, net of tax....................               29            4          29           10
                                                                             -------       ------      ------       ------
NET INCOME.........................................................          $    56       $   24      $   48       $    8
                                                                             =======       ======      ======       ======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Income (Loss) from Continuing Operations...........................            $0.26        $0.19       $0.18       ($0.02)
Income from Discontinued Operations................................             0.28         0.04        0.28         0.10
                                                                             -------       ------      ------       ------
Net Income.........................................................            $0.54        $0.23       $0.46        $0.08
                                                                             =======       ======      ======       ======

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING..............            104.5        104.5       104.5        104.5
                                                                             =======       ======      ======       ======

(a) Interest expense excludes unrecorded contractual interest expense of $8 for the three months ended June 30, 2007 and 2006, and $16 for the six months ended June 30, 2007 and 2006.

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                   (DOLLARS IN MILLIONS)
                                                        (UNAUDITED)

                                                                                THREE MONTHS                SIX MONTHS
                                                                                ENDED JUNE 30,             ENDED JUNE 30,
                                                                                --------------             --------------
                                                                             2007          2006         2007          2006
                                                                             ----          ----         ----         -----
NET INCOME.......................................................            $ 56          $ 24         $ 48          $  8
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments ................................               3            10            5            12
Net unrealized loss on derivative instruments ...................              --            --           --            (1)
Amortization of prior service gain ..............................              (4)           --           (8)           --
Amortization of actuarial loss ..................................               3            --            7            --
                                                                             ----          ----         ----          ----
COMPREHENSIVE INCOME.............................................            $ 58          $ 34         $ 52          $ 19
                                                                             ====          ====         ====          ====

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                  CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                                                        JUNE 30,            DECEMBER 31,
                                                                                         2007                  2006
                                                                                         ----                  ----
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents.................................................               $  213               $  150
Trade receivables, net of allowances of $3 and $6 in 2007 and 2006........                  475                  271
Miscellaneous receivables ................................................                  114                  104
Inventories...............................................................                  392                  263
Prepaid expenses and other assets.........................................                   57                   33
Assets of discontinued operations.........................................                   17                   42
                                                                                         ------               ------
TOTAL CURRENT ASSETS......................................................                1,268                  863
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
     $2,730 in 2007 and $2,482 in 2006....................................                1,006                  784
INVESTMENTS IN AFFILIATES.................................................                    1                  193
GOODWILL..................................................................                  143                   89
IDENTIFIED INTANGIBLE ASSETS, net ........................................                   48                   31
OTHER ASSETS..............................................................                  137                   99
                                                                                         ------               ------
TOTAL ASSETS..............................................................               $2,603               $2,059
                                                                                         ======               ======

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable .........................................................               $  272               $  218
Accrued liabilities ......................................................                  267                  233
Short-term debt, including current portion of long-term debt .............                  955                  650
Liabilities of discontinued operations....................................                   11                   15
                                                                                         ------               ------
TOTAL CURRENT LIABILITIES ................................................                1,505                1,116
LONG-TERM DEBT ...........................................................                  353                  210
OTHER LIABILITIES ........................................................                  323                  289
                                                                                         ------               ------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE...............................                2,181                1,615

LIABILITIES SUBJECT TO COMPROMISE ........................................                1,778                1,849

SHAREHOLDERS' DEFICIT:
Common stock (authorized, 600,000,000 shares, par value $0.01)
    Issued: 118,400,635 shares in 2007 and 2006...........................                    1                    1
    Additional contributed capital........................................                   56                   56
    Treasury stock, at cost (13,941,057 shares in 2007 and 2006)..........                 (251)                (251)
Net deficiency of assets at spinoff.......................................                 (113)                (113)
Accumulated other comprehensive loss......................................                  (63)                 (67)
Accumulated deficit.......................................................                 (986)              (1,031)
                                                                                         ------               ------
TOTAL SHAREHOLDERS' DEFICIT...............................................               (1,356)              (1,405)
                                                                                         ------               ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT...............................               $2,603               $2,059
                                                                                         ======               ======


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       SOLUTIA INC.
                                                  (DEBTOR-IN-POSSESSION)

                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (DOLLARS IN MILLIONS)
                                                        (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               ---------------------
                                                                                               2007             2006
                                                                                               ----             ----
INCREASE IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income.....................................................................                $  48            $   8
Adjustments to reconcile net income to Cash From Operations:
     Income from discontinued operations, net of tax...........................                  (29)             (10)
     Depreciation and amortization.............................................                   53               56
     Restructuring expenses and other charges (gains)..........................                  (11)              (1)
     Gain on sale of asset.....................................................                   (7)              --
     Amortization of deferred credits..........................................                   (5)              (4)
     Deferred Income Taxes.....................................................                    2                1
     Equity earnings from affiliates...........................................                  (12)             (21)
     Changes in assets and liabilities:
          Income taxes payable.................................................                    6               (1)
          Trade receivables....................................................                  (98)             (99)
          Inventories..........................................................                  (21)              (4)
          Accounts payable.....................................................                   19              (12)
          Other assets and liabilities.........................................                   12               33
          Liabilities subject to compromise:
               Pension plan liabilities........................................                  (48)             (39)
               Other postretirement benefit liabilities........................                  (22)             (31)
               Other liabilities subject to compromise.........................                   (1)              (2)
                                                                                               -----            -----
CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS......................                 (114)            (126)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - DISCONTINUED OPERATIONS......                   (1)               2
                                                                                               -----            -----
CASH USED IN OPERATING ACTIVITIES..............................................                 (115)            (124)
                                                                                               -----            -----

INVESTING ACTIVITIES:
Property, plant and equipment purchases........................................                  (71)             (40)
Acquisition and investment payments............................................                 (115)             (16)
Restricted cash................................................................                   (7)              --
Investment and property disposals..............................................                   13               --
                                                                                               -----            -----
CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS......................                 (180)             (56)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - DISCONTINUED OPERATIONS......                   54               (3)
                                                                                               -----            -----
CASH USED IN INVESTING ACTIVITIES..............................................                 (126)             (59)
                                                                                               -----            -----

FINANCING ACTIVITIES:
Net change in multi-currency lines of credit...................................                   19               --
Proceeds from short-term debt obligations......................................                  325              350
Reductions in short-term debt obligations......................................                  (53)              --
Proceeds from long-term debt obligations.......................................                   75               --
Net change in revolving credit facility........................................                  (53)              --
Debt issuance costs............................................................                   (7)              (9)
Deferred debt issuance costs...................................................                   (2)              --
                                                                                               -----            -----
CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS..................                  304              341
                                                                                               -----            -----

INCREASE IN CASH AND CASH EQUIVALENTS..........................................                   63              158

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..............................................................                  150              107
                                                                                               -----            -----
END OF PERIOD..................................................................                $ 213            $ 265
                                                                                               =====            =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for reorganization items.........................................                $ (41)           $ (31)
                                                                                               =====            =====
See accompanying Notes to Condensed Consolidated Financial Statements.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDINGS

Nature of Operations

         Solutia Inc., together with its subsidiaries (referred to herein as "Solutia", the "Solutia Group" or the "Company"), is a global manufacturer and marketer of a variety of high-performance chemical-based materials. Solutia is a world leader in performance films for laminated safety glass and after-market applications; chemicals for the rubber industry; specialty products such as heat transfer fluids and aviation hydraulic fluids; and an integrated family of nylon products including high-performance polymers and fibers.

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

         On January 16, 2004, pursuant to authorization from the Bankruptcy Court, Solutia entered into a DIP credit facility. This DIP credit facility has subsequently been amended from time to time, with Bankruptcy Court approval. The DIP credit facility, as amended, consists of: (a) a $975 fully-drawn term loan; and (b) a $250 borrowing-based revolving credit facility, which includes a $150 letter of credit subfacility.

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

         On July 7, 2007, Solutia filed its Second Amended Joint Plan of Reorganization (the "Plan") and the related Second Amended Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Plan does not alter the material terms of the reallocation of Legacy Liabilities set forth (a) in the Joint Plan of Reorganization filed on February 14, 2006 (the "Original Plan") or the First Amended Joint Plan of Reorganization filed on May 22, 2007, (b) the Relationship Agreement which will be entered into between Solutia and Monsanto Company ("Monsanto") or (c) the Retiree Settlement Agreement entered into among Solutia, the Official Committee of Unsecured Creditors (the "Unsecured Creditors' Committee"), the Official Committee of Retirees (the "Retirees' Committee") and Monsanto. Unlike the Original Plan, the Plan does contemplate a potential distribution of warrants to equity holders who own above a certain threshold of Solutia common stock.

         The Plan, which incorporates the Relationship Agreement and Retiree Settlement Agreement, is subject to approval by the Bankruptcy Court and the approval of other constituencies in accordance with the U.S. Bankruptcy Code as well as various other conditions and contingencies, some of which are not within the control of Solutia, and therefore are subject to change. The Disclosure Statement contains a description of the events that led up to the Debtors' bankruptcy filings, the actions the Debtors' have taken to improve their financial situation while in bankruptcy and a current description of the Debtors' businesses. The Disclosure Statement remains subject to change pending the conclusion of the hearing in the Bankruptcy Court to consider the legal adequacy of the Disclosure Statement. The Bankruptcy Court has held hearings to consider approval of the Disclosure Statement, but has not yet approved it. Once the Disclosure Statement is approved by the Bankruptcy Court, it will be distributed to constituencies entitled to vote on the Plan. Solutia cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court, or any disclosure statement ultimately approved by the Bankruptcy Court, will be consistent with the terms of the Plan and Disclosure Statement.

         The Plan, including the Relationship Agreement and Retiree Settlement Agreement, and the Disclosure Statement have all been filed with the Securities & Exchange Commission as exhibits to Form 8-K.

         Under the Plan, Solutia would emerge from bankruptcy as an independent publicly-held company ("reorganized Solutia"). In order to exit Chapter 11 successfully, Solutia must propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the U.S. Bankruptcy Code. Although Solutia has filed the Plan which provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that the Plan, or any other plan of reorganization, will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

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

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Condensed Consolidating Financial Statements
--------------------------------------------

         Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of June 30, 2007 and December 31, 2006, and for the three and six months ended June 30, 2007 and June 30, 2006 are presented below. These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)

              CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

                                                   SOLUTIA AND       SUBSIDIARIES                     SOLUTIA AND
                                                 SUBSIDIARIES IN        NOT IN                       SUBSIDIARIES
                                                  REORGANIZATION    REORGANIZATION    ELIMINATIONS   CONSOLIDATED
                                                  --------------    --------------    ------------   ------------
NET SALES.................................            $ 686             $  390        $   (165)          $911
Cost of goods sold........................              620                336            (169)           787
                                                 ------------------------------------------------------------------
GROSS PROFIT..............................               66                 54               4            124

Marketing, administrative and technological
     expenses.............................               46                 23              --             69
Amortization expense......................               --                  1              --              1
                                                 ------------------------------------------------------------------
OPERATING INCOME..........................               20                 30               4             54

Equity earnings (loss) from affiliates....               22                 (1)            (18)             3
Interest expense..........................              (27)                (4)             --            (31)
Other income (loss), net..................               35                 (3)             (7)            25
Reorganization items, net.................              (17)                --              --            (17)
                                                 ------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES..................               33                 22             (21)            34
Income tax expense........................                2                  5              --              7
                                                 ------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS.........               31                 17             (21)            27
Income from discontinued operations,
     net of tax...........................               25                  3               1             29
                                                 ------------------------------------------------------------------
NET INCOME ...............................            $  56             $   20        $    (20)          $ 56
                                                 ==================================================================

                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)


               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007

                                                   SOLUTIA AND        SUBSIDIARIES                   SOLUTIA AND
                                                 SUBSIDIARIES IN         NOT IN                      SUBSIDIARIES
                                                  REORGANIZATION     REORGANIZATION   ELIMINATIONS   CONSOLIDATED
                                                  --------------     --------------   ------------   ------------
NET SALES.................................            $1,286              $622           $(295)         $1,613
Cost of goods sold........................             1,154               536            (304)          1,386
                                                 ------------------------------------------------------------------
GROSS PROFIT..............................               132                86               9             227

Marketing, administrative and technological
     expenses.............................                97                38              --             135
Amortization expense......................                --                 1              --               1
                                                 ------------------------------------------------------------------
OPERATING INCOME..........................                35                47               9              91

Equity earnings (loss) from affiliates....                39                (1)            (26)             12
Interest expense..........................               (52)               (7)             --             (59)
Other income (loss), net..................                44                (3)            (12)             29
Loss on debt modification.................                (7)               --              --              (7)
Reorganization items, net.................               (33)               --              --             (33)
                                                 ------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES..................                26                36             (29)             33
Income tax expense .......................                 3                10               1              14
                                                 ------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS.........                23                26             (30)             19
Income from discontinued operations,
     net of tax...........................                25                 3               1              29
                                                 ------------------------------------------------------------------
NET INCOME................................            $   48              $ 29           $ (29)         $   48
                                                 ==================================================================

                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)

              CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006

                                                  SOLUTIA AND         SUBSIDIARIES                    SOLUTIA AND
                                                SUBSIDIARIES IN          NOT IN                       SUBSIDIARIES
                                                 REORGANIZATION      REORGANIZATION  ELIMINATIONS     CONSOLIDATED
                                                 --------------      --------------  ------------     ------------
NET SALES.................................          $ 626               $  228        $   (115)           $739
Cost of goods sold........................            545                  194            (122)            617
                                                 ------------------------------------------------------------------
GROSS PROFIT..............................             81                   34               7             122

Marketing, administrative and technological
     expenses.............................             54                   14              --              68
Amortization expense......................              1                   --              --               1
                                                 ------------------------------------------------------------------
OPERATING INCOME..........................             26                   20               7              53

Equity earnings (loss) from affiliates....             27                   (1)            (15)             11
Interest expense..........................            (21)                  (5)             --             (26)
Other income, net.........................             10                   --              (6)              4
Reorganization items, net.................            (18)                  --              --             (18)
                                                 ------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES .................             24                   14             (14)             24
Income tax expense (benefit)..............             (1)                   4               1               4
                                                  ------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS.........             25                   10             (15)             20
Income (loss) from discontinued
     operations, net of tax...............             (1)                   6              (1)              4
                                                 ------------------------------------------------------------------
NET INCOME................................          $  24               $   16        $    (16)           $ 24
                                                 ==================================================================

                                                    SOLUTIA INC.
                                               (DEBTOR-IN-POSSESSION)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)

               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                                 SOLUTIA AND          SUBSIDIARIES                   SOLUTIA AND
                                               SUBSIDIARIES IN           NOT IN                      SUBSIDIARIES
                                                REORGANIZATION       REORGANIZATION   ELIMINATIONS   CONSOLIDATED
                                                --------------       --------------   ------------   ------------
NET SALES.................................          $1,177               $434            $(222)         $1,389
Cost of goods sold........................           1,051                375             (235)          1,191
                                                 ------------------------------------------------------------------
GROSS PROFIT..............................             126                 59               13             198

Marketing, administrative and technological
     expenses.............................             106                 27               --             133
Amortization expense......................               1                 --               --               1
                                                 ------------------------------------------------------------------
OPERATING INCOME..........................              19                 32               13              64

Equity earnings (loss) from affiliates....              52                 (2)             (29)             21
Interest expense..........................             (37)               (11)              --             (48)
Other income, net.........................              16                  3              (13)              6
Loss on debt modification.................              (8)                --               --              (8)
Reorganization items, net.................             (32)                --               --             (32)
                                                 ------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES .................              10                 22              (29)              3
Income tax expense .......................               1                  4               --               5
                                                 ------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
     OPERATIONS...........................               9                 18              (29)             (2)
Income (loss) from discontinued
     operations, net of tax...............              (1)                11               --              10
                                                 ------------------------------------------------------------------
NET INCOME................................          $    8               $ 29            $ (29)         $    8
                                                 ==================================================================

                                                           SOLUTIA INC.
                                                      (DEBTOR-IN-POSSESSION)

                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)

                                    CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2007

                                                     SOLUTIA AND           SUBSIDIARIES                          SOLUTIA AND
                                                   SUBSIDIARIES IN            NOT IN                             SUBSIDIARIES
                                                   REORGANIZATION         REORGANIZATION     ELIMINATIONS        CONSOLIDATED
                                                   --------------         --------------     ------------        ------------
ASSETS
Current assets ...................................     $  608                $  801            $  (141)             $1,268
Property, plant and equipment, net................        656                   351                 (1)              1,006
Investment in subsidiaries........................        600                   756             (1,355)                  1
Goodwill and identified intangible assets, net....        100                    65                 26                 191
Other assets......................................         56                    80                  1                 137
                                                     ----------------------------------------------------------------------------
   TOTAL ASSETS...................................     $2,020                $2,053            $(1,470)             $2,603
                                                     ============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities ..............................     $1,283                $  876            $  (654)             $1,505
Long-term debt....................................         --                   353                 --                 353
Other liabilities.................................        199                   232               (108)                323
                                                     ----------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.......      1,482                 1,461               (762)              2,181

LIABILITIES SUBJECT TO COMPROMISE.................      1,894                    --               (116)              1,778

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..............     (1,356)                  592               (592)             (1,356)
                                                     ----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
     (DEFICIT) ...................................     $2,020                $2,053            $(1,470)             $2,603
                                                     ============================================================================

                                  CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

                                                      SOLUTIA AND            SUBSIDIARIES                        SOLUTIA AND
                                                    SUBSIDIARIES IN             NOT IN                           SUBSIDIARIES
                                                    REORGANIZATION          REORGANIZATION     ELIMINATIONS      CONSOLIDATED
                                                    --------------          --------------     ------------      ------------
ASSETS
Current assets......................................   $   502                  $ 446            $  (85)           $   863
Property, plant and equipment, net..................       660                    124                --                784
Investment in subsidiaries and affiliates...........       448                    217              (472)               193
Goodwill and identified intangible assets, net......       100                     20                --                120
Other assets........................................        57                     42                --                 99
                                                     ----------------------------------------------------------------------------
   TOTAL ASSETS.....................................   $ 1,767                  $ 849            $ (557)           $ 2,059
                                                     ============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities.................................   $ 1,011                  $ 169            $  (64)           $ 1,116
Long-term debt......................................        --                    210                --                210
Other liabilities...................................       198                     91                --                289
                                                     ----------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.........     1,209                    470               (64)             1,615

LIABILITIES SUBJECT TO COMPROMISE...................     1,963                     --              (114)             1,849

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)................    (1,405)                   379              (379)            (1,405)
                                                     ----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
     (DEFICIT) .....................................   $ 1,767                  $ 849            $ (557)           $ 2,059
                                                     ============================================================================

                                                     SOLUTIA INC.
                                                (DEBTOR-IN-POSSESSION)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                      (UNAUDITED)



                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007

                                                   SOLUTIA AND          SUBSIDIARIES                   SOLUTIA AND
                                                 SUBSIDIARIES IN           NOT IN                      SUBSIDIARIES
                                                 REORGANIZATION        REORGANIZATION   ELIMINATIONS   CONSOLIDATED
                                                 --------------        --------------   ------------   ------------
Net Cash Used in Operating Activities.......         $(105)                $ (10)           $--          $(115)
Net Cash Used in Investing Activities.......            (6)                 (120)            --           (126)
Net Cash Provided by Financing Activities...           122                   182             --            304
                                                 ---------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents...            11                    52             --             63

Cash and Cash Equivalents:
   Beginning of year........................            38                   112             --            150
                                                 ---------------------------------------------------------------------
   End of period............................         $  49                 $ 164            $--          $ 213
                                                 =====================================================================


                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                                SOLUTIA AND          SUBSIDIARIES                     SOLUTIA AND
                                              SUBSIDIARIES IN           NOT IN                        SUBSIDIARIES
                                              REORGANIZATION        REORGANIZATION    ELIMINATIONS    CONSOLIDATED
                                              --------------        --------------    ------------    ------------
Net Cash Provided by (Used in) Operating
   Activities...............................      $(143)                $  19              $--           $(124)
Net Cash Used in Investing Activities.......        (52)                   (7)              --             (59)
Net Cash Provided by Financing Activities...        333                     8               --             341
                                              ---------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents...        138                    20               --             158

Cash and Cash Equivalents:
   Beginning of year........................         18                    89               --             107
                                              ---------------------------------------------------------------------
   End of period............................      $ 156                 $ 109              $--           $ 265
                                              =====================================================================

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


2.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Liabilities Subject to Compromise

         Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as a debtor-in-possession. These estimated claims are reflected in the Condensed Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of June 30, 2007 and December 31, 2006 and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the Bankruptcy Court, negotiations with claimants, rejection or assumption of executory contracts, determination of value of any collateral securing claims, reconciliation of proofs of claim or other events.

         Solutia has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses;
(vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of June 30, 2007 and December 31, 2006, as applicable.

         The amounts subject to compromise consisted of the following items:

                                                                          JUNE 30,         DECEMBER 31,
                                                                            2007              2006
                                                                            ----              ----
      Postretirement benefits (a)...............................           $  730            $  800
      Litigation reserves (b)...................................              111               111
      Accounts payable (c)......................................              116               116
      Environmental reserves (d)................................               80                81
      Other miscellaneous liabilities...........................               73                73

      6.72% debentures due 2037(e)..............................              150               150
      7.375% debentures due 2027(e).............................              300               300
      11.25% notes due 2009 (f).................................              223               223
      Other (g).................................................               43                43
                                                                           ------            ------
                                                                              716               716
      Unamortized debt discount and debt issuance costs.........              (48)              (48)
                                                                           ------            ------
           TOTAL DEBT SUBJECT TO COMPROMISE.....................              668               668
                                                                           ------            ------
      TOTAL LIABILITIES SUBJECT TO COMPROMISE...................           $1,778            $1,849
                                                                           ======            ======

(a) Postretirement benefits include Solutia's domestic (i) qualified pension plan liabilities of $257 and $305 as of June 30, 2007 and December 31, 2006, respectively; (ii) non-qualified pension plan liabilities of $19 as of both June 30, 2007 and December 31, 2006; and (iii) other postretirement benefits liabilities of $454 and $476 as of June 30, 2007 and December 31, 2006, respectively. Pursuant to a Bankruptcy Court order, Solutia made payments with respect to other postretirement obligations of approximately $39 in the six months ended June 30, 2007. Solutia also made $48 of contributions to its qualified pension plan pursuant to IRS funding requirements in the six months ended June 30, 2007.
(b) An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the Bankruptcy Court process. Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of June 30, 2007 and December 31, 2006.
(c) Pursuant to Bankruptcy Court orders, Solutia is allowed to settle certain accounts payable liabilities subject to compromise, however, no settlements of accounts payable in liabilities subject to compromise occurred in the six months ended June 30, 2007 that would affect the carrying balance at June 30, 2007. See Reorganization Items, Net below for total claims settlement.
(d) Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. See Note 11 for further disclosure with respect to environmental liabilities subject to compromise.
(e) While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027. The amount of contractual interest expense not recorded in the six months ended June 30, 2007 was approximately $16.
(f) Pursuant to a Bankruptcy Court order, Solutia is required to continue payments of the contractual interest on its 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code; provided, however, that Solutia's Unsecured Creditors' Committee has the right at any time, and Solutia has the right at any time after the payment of the contractual interest made in July 2005, to seek to terminate Solutia's obligation to continue making the interest payments. Solutia or the Unsecured Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after a showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and
                                      14


                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


         whether that value is decreasing during the course of Solutia's bankruptcy case. The amount of contractual interest paid with respect to these notes was approximately $13 in the six months ended June 30, 2007, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of June 30, 2007 and December 31, 2006.
(g) Represents the debt obligation incurred upon the consolidation of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The obligation represents the synthetic lease arrangement with respect to Solutia's headquarters building.

     Reorganization Items, Net

         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         Reorganization items, net consisted of the following items:

                                                             THREE MONTHS                  SIX MONTHS
                                                            ENDED JUNE 30,               ENDED JUNE 30,
                                                            --------------               --------------

                                                          2007          2006           2007          2006
                                                          ----          ----           ----          ----
Professional fees (a) ........................            $(17)         $(15)          $(32)         $(27)
Severance and employee retention costs (b)...               (2)           (1)            (3)           (3)
Adjustments to allowed claim amounts (c) .....              --            --             --             2
Settlements of pre-petition claims (d) .......               2            --              2            --
Other ........................................              --            (2)            --            (4)
                                                          ----          ----           ----          ----
TOTAL REORGANIZATION ITEMS, NET ..............            $(17)         $(18)          $(33)         $(32)
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

         Periodically, Solutia conducts a complete shutdown of certain manufacturing units ("turnaround") to perform necessary inspection, repairs, and maintenance. These planned turnarounds generally occur every two to three years. With the adoption of FSP AUG AIR-1 on January 1, 2007, Solutia implemented the deferral method for costs associated with significant turnarounds, which include estimated costs for material, labor, supplies and contractor assistance.

         Solutia retrospectively applied the change from the accrue-in-advance method to the deferral method. The following balances in the Condensed Consolidated Statement of Financial Position as of December 31, 2006 and the

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

Condensed Consolidated Statement of Operations for the three months ended and six months ended June 30, 2006 have been restated from amounts previously reported as follows:

                                                                            AS PREVIOUSLY
                                                                            REPORTED (a)       AS ADJUSTED (a)
                                                                            ------------       ---------------
    AT DECEMBER 31, 2006:
    Prepaid expenses and other assets.............................            $     30           $      33
    Other assets..................................................                  99                  99
    Accrued liabilities...........................................                 242                 233
    Accumulated deficit...........................................              (1,043)             (1,031)

    FOR THE THREE MONTHS ENDED JUNE 30, 2006:
    Cost of goods sold............................................            $    613           $     617
    Income from continuing operations.............................                  24                  20
    Net Income....................................................                  28                  24

    Income from continuing operations per basic and diluted share.            $   0.23           $    0.19
    Net income per basic and diluted share........................            $   0.27           $    0.23

    FOR THE SIX MONTHS ENDED JUNE 30, 2006:
    Cost of goods sold............................................            $  1,193           $   1,191
    Loss from continuing operations...............................                  (4)                 (2)
    Net Income....................................................                   6                   8

    Loss from continuing operations per basic and diluted share...            $  (0.04)          $   (0.02)
    Net income per basic and diluted share........................            $   0.06           $    0.08

     (a) Amounts have been adjusted from prior filings to present the DEQUEST(R) business as a discontinued operation as further described in Note 5.

4.  STOCK OPTION PLANS

         Solutia has two stock-based incentive plans under which awards are available for grants to officers and employees; the Solutia Inc. 2000 Stock-Based Incentive Plan ("2000 Plan") and the Solutia Inc. 1997 Stock-Based Incentive Plan ("1997 Plan"). The 2000 Plan authorizes up to 5,400,000 shares and the 1997 Plan up to 7,800,000 shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards. The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date. Additionally, the plans provide that the term of any stock option granted may not exceed 10 years. At June 30, 2007, approximately 2,299,333 shares from the 2000 Plan and 2,987,485 shares from the 1997 Plan remained available for grants.

         During the six months ended June 30, 2007, no options were granted to current executive officers and other senior executives as a group, or to other employees. Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 3,011,000, and those to other employees totaled 10,016,592, through June 30, 2007. The options granted to Solutia's executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant. The options granted to the other management employees are time-based. They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

         The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia's board of directors. This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors. Only treasury shares may be used. Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years. At June 30, 2007, 25,174 shares of Solutia's common stock remained available for grants under the plan. There were no options or deferred shares granted in the six months ended June 30, 2007 as all non-employee director compensation is now paid in cash.

         There were no options granted or exercised during the six months ended June 30, 2007. Accordingly, no compensation cost with respect to such activities was recognized in the Condensed Consolidated Statement of Operations in the six months ended June 30, 2007. The fair value related to options granted prior to January 1, 2006 was fully amortized as of June 30, 2006 in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, and, therefore, the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows did not include any compensation costs or any related effects associated with these options for the six months ended June 30, 2007.

         A summary of Solutia's stock option plans for the six months ended June 30, 2007 is as follows:

                                                                             WEIGHTED-AVERAGE    AGGREGATE
                                                        WEIGHTED-AVERAGE         REMAINING       INTRINSIC
                                           OPTIONS       EXERCISE PRICE      CONTRACTUAL LIFE      VALUE (a)
                                       ------------------------------------------------------------------------
Outstanding at January 1, 2007.......     12,399,230         $15.49                  --               --
   Granted...........................             --           0.00                  --               --
   Exercised.........................             --           0.00                  --               --
   Expired...........................     (5,126,171)         16.58                  --               --
                                       ------------------------------------------------------------------------
Outstanding at March 31, 2007........      7,273,059         $14.72                 2.1            $(107)
   Granted...........................             --           0.00                  --               --
   Exercised.........................             --           0.00                  --               --
   Expired...........................        (30,483)         14.48                  --               --
                                       ------------------------------------------------------------------------
Outstanding at June 30, 2007.........      7,242,576         $14.72                 1.8            $(107)
                                       ========================================================================

Exercisable at June 30, 2007.........      7,166,576         $14.79                 1.8            $(106)

           (a) Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of Solutia's common stock as of the reporting date.

5.  ACQUISITION AND DIVESTITURES

Acquisition - Rubber Chemicals Business

         On May 1, 2007, Solutia purchased Akzo Nobel's 50% interest in the Flexsys joint venture ("Flexsys") simultaneous with Flexsys' purchase of Akzo Nobel's CRYSTEX(R) manufacturing operations in Japan for $25. Under the terms of the purchase agreement, Solutia purchased Akzo Nobel's interest in Flexsys for $213. The purchase was settled by cash payment of $115 plus the debt assumption by Solutia of Akzo Nobel's pro-rata share of the projected Flexsys pension liability and the outstanding balance on the existing term and revolving credit facility. Subsequent to the acquisition, Solutia reduced the projected pension liability via the payment of $27 to the United Kingdom
Defined Benefit Pension Plan, which was classified as cash used in operating activities in the Condensed Consolidated Statement of Cash Flows.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

         In conjunction with the acquisition, Solutia refinanced the existing Flexsys $200 term and revolving credit facility with a new debt agreement comprised of a $75 term loan and $150 revolving credit facility. The refinanced term and revolving credit facility has a term of five years and is secured by substantially all of the assets of Flexsys.

         Flexsys is the world's leading supplier of chemicals to the rubber processing and related industries and manufactures more than fifty different products consisting of vulcanizing agents and rubber chemicals. The acquisition was made to grow Solutia's portfolio of businesses that provide a return greater than the cost of capital.

         The following pro forma financial information presents the combined results of operations of Solutia and Flexsys, as if the acquisition had occurred at the beginning of the period presented. The Flexsys acquisition created a fourth operating segment within Solutia, titled Rubber Chemicals, and the results of operations are included in the Performance Products reportable segment from the acquisition date. The equity income recorded by Solutia prior to May 1, 2007 has been eliminated in the pro forma financial information. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented and should not be taken as representative of Solutia's future consolidated results of operations. Pro forma results were as follows:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                                --------                       --------

                                                           2007          2006            2007             2006
                                                           ----          ----            ----             ----
Net sales ....................................            $  960        $   900         $ 1,820          $ 1,705
Net income...................................                 60             34              64               26

Net income per basic and diluted share .......            $ 0.57        $  0.33         $  0.61          $  0.25
                                                          ======        =======         =======          =======

         The pro forma information contains the actual combined operating results of Solutia and Flexsys with the results prior to the acquisition adjusted for the amortization of acquired intangible assets, depreciation related to new asset values and useful lives, equity earnings from affiliates, higher interest expense reflecting increased debt, and the related income tax effects for these adjustments.

Discontinued Operations - Water Treatment Phosphonates Business

         On May 31, 2007, Solutia sold DEQUEST(R), its water treatment phosphonates business ("Dequest") to Thermphos Trading GmbH ("Thermphos"). Under the terms of the agreement, Thermphos purchased the assets and assumed certain of the liabilities of Dequest for $67, subject to a working capital adjustment. As part of the closing of the sale, affiliated companies of Solutia and Thermphos entered into a ten year lease and operating agreement under which Solutia will continue to operate the Dequest production facility for Thermphos at Solutia's plant in Newport, Wales, UK. Solutia does not consider the cash flows generated by the lease and operating agreement to be direct cash flows of Dequest since Solutia has not retained any risk or reward in the business.

         Dequest was a component of the Performance Products segment prior to the classification as discontinued operations. Solutia recorded a gain on the sale of Dequest of $34. Further, Solutia used $53 of the proceeds from the sale to pay down the DIP credit facility.

         The carrying amounts of assets and liabilities from Dequest have been classified as current in the Condensed Consolidated Statement of Financial Position and consisted of the following:

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                   JUNE 30,          DECEMBER 31,
                                                                     2007               2006
                                                                     ----               ----
ASSETS:
Trade receivables.................................................  $  11               $  17
Miscellaneous receivables.........................................     --                   1
Inventories.......................................................      3                  11
Prepaid expenses and other assets.................................      3                   1
Property, plant and equipment, net................................     --                  11
Other assets......................................................     --                   1
                                                                    -----               -----
         Assets of discontinued operations........................  $  17               $  42
                                                                    =====               =====

LIABILITIES:
Accounts payable..................................................  $   5               $  10
Accrued liabilities...............................................      6                   4
                                                                    -----               -----
         Liabilities of discontinued operations..................   $  11               $  14
                                                                    =====               =====

         The operating results of Dequest have been reported separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations for each period presented. Net sales and income from discontinued operations are as follows:

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                                 --------                   --------

                                                            2007        2006           2007           2006
                                                            ----        ----           ----           ----
Net sales ....................................             $   18       $ 27           $ 43           $ 54
Income before income taxes...................                  34         --             34              3
Income tax expense ...........................                  5         --              5              1
                                                           ------       ----           ----           ----
INCOME FROM DISCONTINUED OPERATIONS ..........             $   29       $ --           $ 29           $  2
                                                           ======       ====           ====           ====

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

         The carrying amounts of assets and liabilities from the pharmaceutical services business have been classified as current in the Condensed Consolidated Statement of Financial Position at December 31, 2006 and consisted of the following:

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                  DECEMBER 31,
                                                                                     2006
                                                                                     ----
                 ASSETS:
                          Assets of discontinued operations........................ $   --
                                                                                    ======

                 LIABILITIES:
                 Accrued liabilities...............................................      1
                                                                                    ------
                          Liabilities of discontinued operations................... $    1
                                                                                    ======

         The operating results of the pharmaceutical services business have been reported separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations for each period presented. Net sales and income from discontinued operations are as follows:

                                                       THREE MONTHS     SIX MONTHS
                                                          ENDED            ENDED
                                                      JUNE 30, 2006    JUNE 30, 2006
                                                      -------------    -------------
Net sales ....................................           $   15            $ 37
Income (loss) before income taxes............                (1)              3
Income tax benefit ...........................               (5)             (5)
                                                         ------            ----
INCOME FROM DISCONTINUED OPERATIONS ..........           $    4            $  8
                                                         ======            ====


6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

         Goodwill of $143 and $89 at June 30, 2007 and December 31, 2006, respectively, was allocated to the Performance Products segment. The $54 increase in goodwill as of June 30, 2007 was a result of the consolidation of the existing goodwill at May 1, 2007 of Flexsys in addition to the reclassification of existing Flexsys goodwill previously recorded as a component of investment in affiliates. As is further described in Note 5, the Company purchased the remaining 50% interest in the Flexsys joint venture and, as a result, began consolidating the results of Flexsys effective May 1, 2007.

Identified Intangible Assets

         Identified intangible assets generally are comprised of (i) amortizable contract-based intangible assets, trade names, patents, and unpatented technology with finite useful lives, and (ii) indefinite-lived trademarks not subject to amortization. These intangible assets are summarized in aggregate as follows:


                                                   JUNE 30, 2007                         DECEMBER 31, 2006
                                       ------------------------------------    -------------------------------------
                                         GROSS                      NET          GROSS                        NET
                                        CARRYING    ACCUMULATED   CARRYING      CARRYING   ACCUMULATED      CARRYING
                                         VALUE      AMORTIZATION   VALUE         VALUE     AMORTIZATION      VALUE
                                       ------------------------------------    -------------------------------------
Amortized intangible assets (a)..        $   30      $    (8)      $   22       $   12      $    (7)         $  5
Trademarks.......................            26           --           26           26           --            26
                                       ------------------------------------    -------------------------------------
TOTAL IDENTIFIED INTANGIBLE
ASSETS...........................        $   56      $    (8)      $   48       $   38      $    (7)         $ 31
                                       ====================================    =====================================

(a) The $18 increase in Gross Carrying Value as of June 30, 2007 as compared to December 31, 2006 was a result of the Flexsys acquisition (as further described in Note 5).

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


         There were no changes to amortizable lives or methods during the six months ended June 30, 2007. In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $2 annually from 2007 through 2010 and $1 in 2011.

7.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                           JUNE 30,            DECEMBER 31,
INVENTORIES                                                                  2007                 2006
                                                                             ----                 ----
Finished goods................................................             $   345                $ 217
Goods in process..............................................                 175                  165
Raw materials and supplies....................................                 101                   90
                                                                           -------                -----
Inventories, at FIFO cost.....................................                 621                  472
Excess of FIFO over LIFO cost.................................                (229)                (209)
                                                                           -------                -----
TOTAL INVENTORIES.............................................             $   392                $ 263
                                                                           =======                =====

         Inventories at FIFO approximate current cost.

                                                                          JUNE 30,           DECEMBER 31,
PROPERTY, PLANT AND EQUIPMENT                                               2007                 2006
                                                                            ----                 ----
Land..........................................................            $     31             $     18
Leasehold improvements........................................                  38                   37
Buildings.....................................................                 480                  432
Machinery and equipment.......................................               3,090                2,713
Construction in progress......................................                  97                   66
                                                                          --------             --------
Total property, plant and equipment...........................               3,736                3,266
Less accumulated depreciation.................................              (2,730)              (2,482)
                                                                          --------             --------
TOTAL.........................................................            $  1,006             $    784
                                                                          ========             ========

                                                                          JUNE 30,           DECEMBER 31,
ACCRUED LIABILITIES                                                         2007                 2006
                                                                            ----                 ----
Wages and benefits............................................            $     66             $     59
Accrued selling expenses......................................                  31                   32
Accrued interest..............................................                  22                   20
Other.........................................................                 148                  122
                                                                          --------             --------
TOTAL ACCRUED LIABILITIES.....................................            $    267             $    233
                                                                          ========             ========


8.  INCOME TAXES

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

         The total amount of unrecognized tax benefits at June 30, 2007 was $119. Included in the balance at June 30, 2007 were $42 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $77 million of unrecognized tax benefits that, if recognized, would result in adjustments to other tax accounts. The increase in these amounts is mainly the result of tax positions taken during the current period.

         Solutia recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, Solutia accrued $8 for interest and penalties. As of June 30, 2007 the amount accrued for interest and penalties was $9.

         Solutia files income tax returns in the United States and various states and foreign jurisdictions. With few exceptions, Solutia is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. It is not anticipated that any significant changes in the total amounts of unrecognized tax benefits for positions will occur within 12 months of the reporting date.

9.  INVESTMENT IN AFFILIATE

         On May 1, 2007, Solutia acquired Akzo Nobel's 50% interest in Flexsys resulting in Solutia consolidating Flexsys as a 100% owned subsidiary.

10.  RESTRUCTURING RESERVES

         As a result of Solutia's acquisition of Flexsys as further described in Note 5, Solutia assumed Flexsys' $2 restructuring reserve at May 1, 2007. Solutia did not record any charges to the restructuring reserve during the three months ended June 30, 2007.

         Solutia recorded $1 of severance and retraining costs during the six months ended June 30, 2007 in Costs of Goods Sold involving headcount reductions within the Performance Products segment.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


         A summary of restructuring activity during the three and six months ended June 30, 2007 is as follows:

                                                                       FUTURE
                                               DECOMMISSIONING/      CONTRACTUAL    EMPLOYMENT
                                                 DISMANTLING          PAYMENTS      REDUCTIONS        TOTAL
                                             ------------------------------------------------------------------
   Balance at December 31, 2006                     $ 1                 $ 2            $ 2            $  5
     Charges taken                                   --                  --              1               1
     Amounts utilized                                --                  --             (1)             (1)
                                             ------------------------------------------------------------------
   Balance at March 31, 2007                        $ 1                 $ 2            $ 2            $  5
     Assumed liabilities                             --                  --              2               2
     Charges taken                                   --                  --             --              --
     Amounts utilized                                --                  (1)            (1)             (2)
                                             ------------------------------------------------------------------
   BALANCE AT JUNE 30, 2007                         $ 1                 $ 1            $ 3            $  5
                                             ==================================================================

         Solutia cannot forecast the level of future restructuring charges due to the inherent uncertainty involved in operating as a debtor-in-possession under Chapter 11 bankruptcy protection.

11.  CONTINGENCIES

Litigation
----------

         Because of the size and nature of Solutia's business, Solutia is a party to numerous legal proceedings. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings. Solutia has determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization. As a result, Solutia has ceased performance of these obligations. Solutia's cessation of performance may give rise to a pre-petition unsecured claim against Solutia which Pharmacia may assert in Solutia's Chapter 11 bankruptcy case. The estimated unsecured claim amount was classified as a liability subject to compromise as of both June 30, 2007 and December 31, 2006 in the amount of $111.

         Monsanto also indemnified Pharmacia with respect to a number of legal proceedings described in Solutia's 2003 Form 10-K/A in which Solutia was a named defendant or was defending solely due to its Pharmacia related indemnification obligations referred to above. Solutia is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by other named defendants. Accordingly, Solutia has ceased reporting on the status of those legal proceedings. The legal proceedings in this category relate to property damage, personal injury, products liability, premises liability or other damages relating to exposure to PCB, asbestos and other chemicals manufactured before the Solutia Spinoff. Defense and settlement costs as well as judgments, if any, are currently being funded by Monsanto for these matters. Monsanto's funding of these legal activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's bankruptcy case.

         Following is a summary of legal proceedings that Solutia continues to manage that, if resolved unfavorably, could have a material adverse effect on Solutia's ability to confirm a plan of reorganization or on its results of operation and financial position.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


LEGAL PROCEEDINGS IN SOLUTIA'S BANKRUPTCY CASE
----------------------------------------------

         JP MORGAN ADVERSARY PROCEEDING

         On May 27, 2005, JPMorgan, as indenture trustee for Solutia's debentures due 2027 and 2037 (the "Prepetition Indenture"), filed an adversary proceeding against Solutia in Solutia's bankruptcy case. In the proceeding, JPMorgan asserted five causes of action seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 Debentures, and one cause of action pursuant to section 363 of the Bankruptcy Code asserting that the alleged security interests lacked adequate protection. The proceeding related to Solutia's 2002 and 2003 refinancings of its credit facilities. When Solutia refinanced its credit facilities in 2002, the 2027 and 2037 Debentures obtained a pro rata secured interest in certain of Solutia's assets as a result of the application of the "equal and ratable" provisions of the Prepetition Indenture. On October 8, 2003, Solutia restructured its credit facilities, reduced its outstanding secured indebtedness below the threshold level that initially triggered the "equal and ratable" provisions of the Prepetition Indenture and, as a result, the 2027 and 2037 Debentures returned to their original unsecured status. JPMorgan alleged that the October 8, 2003 refinancing had no effect on the security interests and liens that were created in 2002, and argued further that, even if it did, those liens should be reinstated as a matter of equity. The Unsecured Creditors' Committee and the Ad Hoc Solutia Trade Claims Committee intervened in the proceeding in support of Solutia and the Ad Hoc Committee of Solutia Noteholders intervened in the proceeding in support of JPMorgan. The trial commenced on May 23, 2006 and concluded on July 10, 2006. Thereafter, Wilmington Trust Company ("Wilmington Trust"), which succeeded JPMorgan as Prepetition Trustee, replaced JPMorgan as plaintiff in the proceeding.

         On May 1, 2007, the Bankruptcy Court ruled in favor of Solutia, holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the Prepetition Indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to any security interests or liens of any of Solutia's assets and that the Noteholders are not entitled to any equitable relief. On May 29, 2007 Wilmington Trust and the Ad Hoc Committee of Solutia Noteholders filed separate notices of appeal. Both appeals are pending in the United States District Court for the Southern District of New York. Appellants' opening briefs are due on September 19, 2007.

         EQUITY COMMITTEE ADVERSARY PROCEEDING AGAINST MONSANTO AND PHARMACIA

         On March 7, 2005, the Equity Committee in Solutia's bankruptcy case filed a complaint against Pharmacia and Monsanto and objections to the proofs of claim filed by Pharmacia and Monsanto in Solutia's bankruptcy case. Solutia was not named as a defendant in its complaint. The Equity Committee seeks to avoid certain obligations assumed by Solutia at the time of its spinoff from Pharmacia. The complaint alleges, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception. Pharmacia and Monsanto filed a motion to dismiss the complaint or, in the alternative, to stay the adversary proceeding. On August 4, 2005, the Debtors filed with the Bankruptcy Court their Statement and Reservation of Rights in Response to the complaint and Objection to Claims, in which the Debtors expressed their view that the issues and disputes raised in the complaint would be resolved through the Plan confirmation process. During a hearing held on April 11, 2006, the Bankruptcy Court issued a bench ruling denying Pharmacia and Monsanto's motion to dismiss the complaint. The Ad Hoc Committee of Solutia Noteholders and the Ad Hoc Solutia Trade Claims Committee have intervened in this adversary proceeding in support of the Equity Committee. Solutia and the Unsecured Creditors' Committee have intervened in this adversary proceeding as neutral parties due to the importance of this proceeding with respect to Solutia's bankruptcy case. On September 14, 2006, the Court ruled that while the Equity Committee did not have standing to pursue these claims on behalf of the Debtors, it had standing to pursue its own objections to the claims of Monsanto and Pharmacia. This matter was submitted to mediation but the parties were unable to reach a consensual resolution. The adversary proceeding had been stayed indefinitely by the parties pursuant to a standstill agreement which was subject to certain rights of the parties to recommence such proceeding. On April 6, 2007, the Equity Committee provided written notice to Monsanto and Pharmacia terminating the standstill agreement. In addition, the

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


Equity Committee has requested that the Bankruptcy Court schedule the adversary proceeding for trial. At a hearing on May 18, 2007, the Bankruptcy Court ruled that it would consider the reasonableness of Solutia's proposed settlement of claims asserted by and against Pharmacia and Monsanto in the Chapter 11 case. This hearing is scheduled to commence on October 1, 2007.

LEGAL PROCEEDINGS OUTSIDE SOLUTIA'S BANKRUPTCY CASE
---------------------------------------------------

         FLEXSYS ANTITRUST LITIGATION

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

         In addition, a number of purported civil class actions have been filed against Flexsys and other producers of rubber chemicals on behalf of indirect purchasers of rubber chemical products. A series of such purported class actions have been filed against Flexsys in various state courts in the United States and in four courts in Canada. However, all of these cases have been dismissed, or are currently subject to confirmed or tentative settlements.

         FLEXSYS PATENT LITIGATION

         Flexsys holds various patents covering inventions in the manufacture of rubber chemicals, including patents describing and claiming a manufacturing process for 4-aminodiphenylamine ("4-ADPA"), a key building block for the manufacture of 6PPD and IPPD, as well as a manufacturing process for 6PPD and IPPD, which function as anti-degradants and are used primarily in the manufacture of rubber tires.

         Legal Proceedings in the United States

         The ITC proceeding. In February 2005, Flexsys filed a complaint with
         ------------------
the U.S. International Trade Commission ("ITC"), requesting that the ITC initiate an investigation against Sinorgchem Co. Shangdong, a Chinese entity ("Sinorgchem"), Korea Kumho Petrochemical Company, a Korean company ("KKPC"), and third party distributors of Sinorgchem. Flexsys claims that the process Sinorgchem used to make 4-ADPA and 6PPD, its sale of 6PPD for importation into the U.S., and Sinorgchem's sale of 4-ADPA to KKPC and KKPC's importation of 6PPD into the U.S. were covered by Flexsys' patents. Accordingly, Flexsys requested that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities. In February 2006, an Administrative Law Judge ("ALJ") of the ITC determined that Flexsys' patents were valid, that the process used by Sinorgchem to make 4-ADPA and 6PPD was covered by Flexsys' patents, and that Sinorgchem and its distributor, but not KKPC, had violated section 1337 of the U.S. Tariff Act. In July 2006, the ITC substantially upheld the ALJ's decision, and subsequently issued a limited exclusion order against Sinorgchem and its distributor prohibiting them from importing 4-ADPA and 6PPD manufactured by Sinorgchem into the United States. Sinorgchem has appealed the ITC decision to the United States Court of Appeals for the Federal Circuit. Briefing has been completed and oral arguments are scheduled for September 2007.

         Flexsys America L.P. v. Kumho Tire U.S.A., Inc. et al. In January
         -----------------------------------------------------
2005, Flexsys filed suit in United States District Court for the Northern District of Ohio for patent infringement against Sinorgchem, KKPC, Kumho Tire Korea and Kumho Tire US, affiliates of KKPC, and certain other tire distributors seeking monetary damages as well as injunctive relief. This action is currently stayed pending resolution of the ITC matter described above.

         In re Rubber Chemicals Antitrust Litigation. In April 2006, KKPC
         -------------------------------------------
filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code. This matter was subsequently transferred to the United States District Court, Northern District of California. Flexsys has filed a motion to dismiss KKPC's complaint, which is currently pending before the Court.

         Legal Proceedings in Korea

         In April 2004, Flexsys filed a patent infringement action in Korean Civil Court against KKPC seeking to enjoin it from manufacturing 6PPD in violation of Flexsys' Korean patent. Flexsys believes Sinorgchem manufactures 4-ADPA using Flexsys' patented process, that KKPC imports Sinorgchem's 4- ADPA into Korea and uses it to manufacture 6PPD for the production of rubber tires for sale in Korea. In late 2004, the Korean District Court dismissed the action and found Flexsys' Korean patent invalid. The District Court's decision was upheld on appeal by the Korean High Court. Flexsys has appealed the decision to the Supreme Court of Korea.

         Also in April 2004, Sinorgchem filed an action with the Korean Intellectual Property Tribunal ("IPT") seeking to invalidate Flexsys' Korean patent. The IPT issued a decision invalidating significant claims of Flexsys' Korean patent. The IPT decision was reversed on appeal by the Patent Court of Korea. Sinorgchem has appealed the decision to the Supreme Court of Korea.

         Solutia expects the Supreme Court of Korea to render decisions in both cases in early 2008.

         Legal Proceedings in Europe and China

         Various parties, including Sinorgchem and other competitors of Flexsys, have filed other, separate actions in patent courts in Europe and China seeking to invalidate certain of Flexsys' patents issued in those jurisdictions. One decision has been issued to date by the European Patent Office under which it upheld the validity of significant claims of Flexsys' patent. Decisions in the other pending cases are not expected before the end of 2007.

         FLEXSYS TORT LITIGATION

         In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel alleging exposure to dioxin from Flexsys' Nitro, West Virginia facility, which is now closed. The relevant production activities at the facility occurred during Pharmacia's ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (then known as Monsanto, whose interest was subsequently transferred to Solutia in the Solutia Spin-off) and Akzo Nobel. Solutia is not named as a defendant in the lawsuit. The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

         Flexsys has asserted a claim against Pharmacia for indemnification and defense in this litigation. Pursuant to a settlement agreement between Flexsys and Pharmacia, Pharmacia has agreed to defend Flexsys in this litigation and to bear the full cost of such defense. Pharmacia retained its right to assert that it is not obligated to indemnify Flexsys for potential damages with respect to this matter.

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

         Motions for class certification were filed in late 2006 by the plaintiffs against each of the defendants. With respect to the Pension Plan, plaintiffs moved to certify a class only on their first claim: i.e., that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55. Briefing on the class certification motions was completed in January 2007 and a hearing on the motions is expected to be held on September 12, 2007.

         Dickerson v. Feldman. On October 7, 2004, a purported class action
         --------------------
captioned Dickerson v. Feldman; et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Solutia was not named as a defendant. The action alleged breach of fiduciary duty under ERISA and sought to recover alleged losses to the Solutia Inc. Savings and Investment Plan ("SIP Plan") during the period December 16, 1998 to the date the action was filed. The investment of SIP Plan assets in Solutia's common stock is alleged to have been imprudent because of the risks and liabilities related to Solutia's legacy environmental and litigation liabilities and because of Flexsys' alleged involvement in the matters described above under "Flexsys Antitrust Litigation." The action sought monetary payment to the SIP Plan to recover the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney's fees and expenses, costs and interest. In addition, the plaintiff in this action filed a proof of claim for $269 million against Solutia in the Bankruptcy Court.

         On March 30, 2006, the District Court granted the defendants' motion to dismiss on grounds that the Dickerson plaintiffs lacked standing to sue and that the complaint failed to state a claim on which relief could be granted. The dismissal of Dickerson's cause of action resulted in dismissal of the entire purported class action, including claims asserted on behalf of the unnamed purported class members. On April 3, 2006, Dickerson filed an appeal of this dismissal with the United States Court of Appeals for the Second Circuit. The parties have fully briefed the appeal, and oral arguments were heard on May 21, 2007.

         Reiff v. Metz. On June 25, 2007, a new purported class action entitled
         -------------
Reiff v. Metz et. al. was filed in the United States District Court, Southern District of New York against the same defendants named in the Dickerson lawsuit described above. The factual allegations and legal claims in Reiff are virtually identical to those in Dickerson. However, the purported class representative in Reiff is a current Solutia employee whereas the purported class representative in Dickerson is not. Defendants have been served with a copy of the Complaint, but have not yet filed a responsive pleading.

         Solutia Inc. v. FMC Corporation. On October 14, 2003, Solutia filed
         -------------------------------
an action against FMC Corporation ("FMC") over the failure of purified phosphoric acid technology provided by FMC to Astaris, the 50/50 joint venture formed by Solutia and FMC. Solutia and FMC reached a settlement pursuant to which FMC agreed to pay Solutia $23 in cash, subject to Bankruptcy Court approval. The settlement was approved by the Bankruptcy Court on May 1, 2007. Solutia received the payment in May 2007 and recorded it as a gain in Other income, net in the Condensed Consolidated Statement of Operations.

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

         On December 6, 2006, the DOL issued a letter stating that, based on facts gathered; it appeared that Solutia, through its fiduciaries, breached its fiduciary obligations and violated provisions of ERISA with respect to the SIP Plan. Specifically, the DOL stated that it found no evidence that: (1) the Pension and Savings Funds Committee ("PSFC") sufficiently monitored the Solutia Stock Fund option within the SIP Plan to determine if the Solutia Stock Fund continued to be a prudent investment for the SIP Plan prior to December 15, 2003 and (2) the Solutia Board of Directors, CEO, and PSFC, prior to December 15, 2003, adequately monitored the SIP Plan fiduciaries, including the PSFC, the Employee Benefits Plan Committee, and the Northern Trust Company of Connecticut. The DOL did not assert in its letter that the SIP Plan or its participants had been harmed by these alleged breaches. Further, the DOL did not find that the offering of the Solutia Stock Fund as an investment option in the SIP Plan was itself a violation of ERISA, or that it caused any participant to suffer investment losses. Further, the DOL did not assert any monetary fines against the Company based on its findings to date. The DOL stated in the letter that its findings were subject to the possibility that additional information could lead the DOL to revise its views.

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

         Texas Commission on Environmental Quality Administrative Enforcement
         --------------------------------------------------------------------
Proceeding. On August 11, 2006, the Executive Director of the Texas Commission
----------
on Environmental Quality (the "Commission") commenced an administrative enforcement proceeding against Solutia by filing a petition with the Texas Commission on Environmental Quality. The petition alleged certain violations of the State of Texas air quality program. The Executive Director requested that an administrative penalty, the amount of which was de minimis, be assessed and that Solutia undertake corrective actions to ensure compliance with the Texas Health and Safety Code and the rules of the Commission in connection with alleged self-reported unauthorized emission events and deviations of air permits. Solutia answered the petition on September 1, 2006, asserted affirmative defenses and requested a contested enforcement case hearing. Solutia and the Commission have reached a settlement in principle that includes payment of a de minimis penalty and contribution to an environmentally beneficial project in exchange for mitigation of a portion of the penalty. All required corrective action has been completed. The final settlement orders are subject to approval by the Commission at an upcoming Commission agenda meeting.

Environmental Liabilities
-------------------------

         Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories: (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations. For the owned and operated sites, Solutia had an accrued liability of $76 and $78 as of June 30, 2007 and December 31, 2006, respectively, for solid and hazardous waste remediation, which represents Solutia's best estimate of the underlying obligation. In addition, this balance also includes post-closure costs at certain of Solutia's operating locations. This liability is not classified as subject to compromise in the Condensed Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred. However, Solutia ultimately intends to seek recovery against other potentially responsible parties at certain of these locations.

         Solutia had an accrued liability of $80 and $81 as of June 30, 2007 and December 31, 2006, respectively, for properties not owned or operated by Solutia which was classified as subject to compromise in the Condensed Consolidated Statement of Financial Position. Under the Plan and the Relationship Agreement, as between Monsanto and Solutia, Monsanto would accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility at the Solutia Spinoff but which were never owned or operated by Solutia. This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified. Finally, Monsanto would share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois. Remediation activities are currently being funded by Monsanto for all of these properties not owned or operated by Solutia, with the exception of one off-site remediation project in Sauget, Illinois. Monsanto's funding of these remediation activities may give rise to a claim against Solutia which Monsanto may assert in Solutia's

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


Chapter 11 bankruptcy case. In addition, Solutia has only made minimal adjustments to its recorded environmental liabilities classified as subject to compromise for ongoing remediation activities since the inception of Solutia's bankruptcy case to reflect actual cash expenditures incurred by the Company. Any other adjustments to this liability are not deemed appropriate by the Company at this time given the uncertainty regarding any potential claim amount to be asserted by Monsanto.

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

12.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

         For the three and six months ended June 30, 2007 and 2006, Solutia's pension and healthcare and other benefit costs were as follows:

                                                                    PENSION BENEFITS
                                                                    ----------------
                                                      THREE MONTHS                    SIX MONTHS
                                                     ENDED JUNE 30,                 ENDED JUNE 30,
                                                     --------------                 --------------
                                                    2007         2006            2007           2006
                                                    ----         ----            ----           ----
Service costs for benefits earned........           $  2         $  1            $  2           $  2
Interest costs on benefit obligation.....             17           16              34             32
Assumed return on plan assets............            (18)         (15)            (35)           (30)
Actuarial net loss.......................              3            1               5              3
                                                    ----         ----            ----           ----
TOTAL....................................           $  4         $  3            $  6           $  7
                                                    ====         ====            ====           ====





                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                              HEALTHCARE AND OTHER BENEFITS
                                                              -----------------------------
                                                      THREE MONTHS                    SIX MONTHS
                                                     ENDED JUNE 30,                 ENDED JUNE 30,
                                                     --------------                 --------------
                                                    2007         2006            2007           2006
                                                    ----         ----            ----           ----
Service costs for benefits earned........           $  1         $  1            $  2           $  2
Interest costs on benefit obligation.....              6            7              12             15
Prior service gains .....................             (4)          (2)             (8)            (5)
Actuarial net loss.......................              2            1               4              2
                                                    ----         ----            ----           ----
TOTAL....................................           $  5         $  7            $ 10           $ 14
                                                    ====         ====            ====           ====

Employer Contributions

         According to IRS funding rules, Solutia will be required to make approximately $100 in pension contributions to its U.S. qualified pension plan in 2007. Approximately $48 of these required 2007 contributions were made in the six months ended June 30, 2007. As is further described in Note 5, in conjunction with the acquisition of Flexsys, Solutia made a $27 pension contribution to the Flexsys United Kingdom Defined Benefit Pension Plan in May 2007. Solutia also expects to be required to fund approximately $6 in pension contributions for its other foreign pension plans in 2007.

13.  DEBT OBLIGATIONS

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

         In conjunction with the Flexsys acquisition, Flexsys executed a $200, five year debt facility ("Flexsys Debt Facility"), which consists of a $75 term loan and a $125 revolving credit facility. The facility was subsequently amended to increase the revolving credit facility to $150 in May 2007. As of June 30, 2007, $80 was drawn under the revolving credit facility. The interest rates on the term loan and revolving credit facility are based on LIBOR plus an applicable margin. The Flexsys Debt Facility can be repaid by Flexsys at any time without prepayment penalties.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


14.  SEGMENT DATA

         Solutia, together with its subsidiaries, is a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications. Solutia manages its businesses in four operating segments: CPFilms, Other Performance Products ("OPP"), Rubber Chemicals, and Integrated Nylon. The CPFilms, OPP, and Rubber Chemicals operating segments are aggregated into the Performance Products reportable segment pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The results of the Rubber Chemicals operating segment were included in the Performance Products reportable segment beginning May 1, 2007, in conjunction with the acquisition of Flexsys. Effective with the second quarter, 2007 reporting, the Company has changed its measurement of segment profit and loss to report results from both the Integrated Nylon and Performance Products reporting segments on a FIFO inventory basis, and all LIFO related impacts will be reported within the corporate overhead function. Previously, certain LIFO adjustments were included in the reporting segments profit and loss. All prior periods have been retroactively presented. The Performance Products segment is a world leader in performance films for laminated safety glass and after-market applications; chemicals for the rubber industry; and specialty products such as heat transfer fluids and aviation hydraulic fluids. The Integrated Nylon segment consists of an integrated family of nylon products including high-performance polymers and fibers. The major products by reportable segment are as follows:

               PERFORMANCE PRODUCTS                                INTEGRATED NYLON
               --------------------                                ----------------
         SAFLEX(R) plastic interlayer                       Nylon intermediate "building block"
                                                            chemicals
         CRYSTEX(R) insoluble sulphur
                                                            Nylon polymers, including VYDYNE(R) and
         LLUMAR(R), VISTA(R), GILA(R) and                   ASCEND(R)
         FORMULA ONE PERFORMANCE
         AUTOMOTIVE FILMS(R) professional and               Carpet fibers, including the WEAR-
         retail window films                                DATED(R) and ULTRON(R) brands

         Rubber chemical antidegradants and primary         Industrial nylon fibers
         accelerators

         THERMINOL(R) heat transfer fluids

         SKYDROL(R) aviation hydraulic fluids and
         SKYKLEEN(R) brand of aviation solvents

         ASTROTURF(R), CLEAN MACHINE(R) and
         CLEAR PASS(TM) entrance matting and
         automotive spray suppression flaps

         Solutia evaluates the performance of its operating segments based on segment profit before interest expense and income taxes ("EBIT"), which includes marketing, administrative, technological and amortization expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment. Certain expenses and other items that are managed outside the segments are excluded. These unallocated items consist primarily of corporate expenses, adjustments to LIFO valuation reserve, certain equity earnings from affiliates, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment. There were no inter-segment sales in the periods presented below.

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


         Segment data from continuing operations for the three and six months ended June 30, 2007 and 2006 are as follows:

                                                                 THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------------------------------------
                                                           2007                            2006
                                                  --------------------------      -------------------------
                                                      NET         PROFIT              NET         PROFIT
                                                     SALES        (LOSS)             SALES        (LOSS)
                                                     -----        ------             -----        ------
SEGMENT:
Performance Products................                 $422         $   63             $282         $   44
Integrated Nylon....................                  489             23              457             --
                                                     ----         ------             ----         ------
SEGMENT TOTALS......................                  911             86              739             44

RECONCILIATION TO CONSOLIDATED TOTALS:
    LIFO adjustment.................                                 (16)                             --
    Corporate gains (expenses)......                                 (14)                              8
    Equity earnings from affiliates.                                   3                              11
    Interest expense................                                 (31)                            (26)
    Other income, net...............                                  23                               3
    Reorganization items, net.......                                 (17)                            (16)
CONSOLIDATED TOTALS:                                 ----                            ----
    NET SALES.......................                 $911                            $739
                                                     ====         ------             ====         ------
    INCOME FROM CONTINUING
          OPERATIONS BEFORE INCOME TAXES                          $   34                          $   24
                                                                  ======                          ======

                                                                SIX MONTHS ENDED JUNE 30,
                                                ----------------------------------------------------------
                                                           2007                           2006
                                                ---------------------------     --------------------------
                                                    NET           PROFIT              NET         PROFIT
                                                   SALES          (LOSS)             SALES        (LOSS)
                                                   -----          ------             -----        ------
SEGMENT:
Performance Products................               $  697         $ 104              $  540       $  84
Integrated Nylon....................                  916            37                 849         (11)
                                                   ------         -----              ------       -----
SEGMENT TOTALS......................                1,613           141               1,389          73

RECONCILIATION TO CONSOLIDATED TOTALS:
    LIFO adjustment.................                                (20)                              1
    Corporate expenses..............                                (27)                            (13)
    Equity earnings from affiliates.                                 12                              21
    Interest expense................                                (59)                            (48)
    Other income, net...............                                 26                               3
    Loss on debt modification.......                                 (7)                             (8)
    Reorganization items, net.......                                (33)                            (26)
CONSOLIDATED TOTALS:                               ------                            ------
    NET SALES.......................               $1,613                            $1,389
                                                   ======         -----              ======       -----
    INCOME FROM CONTINUING
          OPERATIONS BEFORE INCOME TAXES                          $  33                           $   3
                                                                  =====                           =====

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


         The Flexsys acquisition created a material change in total assets by segment when compared to December 31, 2006. Total assets by segment at June 30, 2007 and December 31, 2006 are as follows:

                                                              JUNE 30, 2007                 DECEMBER 31, 2006
                                                     ----------------------------------------------------------------
SEGMENT:                                                           ASSETS                          ASSETS
                                                                   ------                          ------
    Performance Products............                               $1,376                          $  773
    Integrated Nylon................                                  807                             721
                                                                   ------                          ------
SEGMENT TOTALS......................                               $2,183                          $1,494
RECONCILIATION TO CONSOLIDATED TOTALS:
    Discontinued Operations ........                                   17                              42
    Unallocated amounts ............                                  403                             523
                                                                   ------                          ------
CONSOLIDATED TOTALS.................                               $2,603                          $2,059
                                                                   ======                          ======


15. SUBSEQUENT EVENTS

         On August 3, 2007, Solutia entered into a settlement agreement (the "Calpine Settlement") with Calpine Central, L.P. ("Calpine Central") and Decatur Energy Center, LLC ("Decatur" and together with Calpine Central, "Calpine") pursuant to which Solutia agreed to settle a dispute over the proper amount of unsecured claims asserted by Calpine in Solutia's Chapter 11 case. Solutia had objected to Calpine's claims in August, 2005, and its objections were to be resolved by binding arbitration starting on August 27, 2007.

         On November 24, 2004, Calpine filed its claims totaling approximately $382 million, which Calpine amended on June 29, 2007 to assert as claims of more than $502 million. The claims are for damages allegedly caused by Solutia's rejection, pursuant to Section 365 of the Bankruptcy Code, of 20-year agreements with Calpine to buy steam and lease electrical generating capacity from Calpine's natural gas fueled co-generation plant built on land leased from Solutia at Solutia's manufacturing facility in Decatur, Alabama.

         The Calpine Settlement resolves Calpine's disputed unsecured claims by providing Calpine with an allowed general unsecured claim of $140 million in Solutia's Chapter 11 case. The Calpine Settlement is subject to the approval by the Bankruptcy Court presiding over Solutia's Chapter 11 case and the Bankruptcy Court presiding over Calpine's Chapter 11 cases. Solutia anticipates recognizing the settlement as a loss in the reorganization items, net line item within the Condensed Consolidated Statement of Operations in the third quarter.

16. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

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

         The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis. The following condensed consolidating financial statements present, in separate columns, financial information for: Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated

                                 SOLUTIA INC.
                            (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


basis; eliminating adjustments; and consolidated totals as of June 30, 2007 and December 31, 2006, and for the three and six months ended June 30, 2007 and 2006. The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              THREE MONTHS ENDED JUNE 30, 2007

                                                 PARENT ONLY                     NON-                          CONSOLIDATED
                                                 SOLUTIA INC.    GUARANTORS   GUARANTORS     ELIMINATIONS      SOLUTIA INC.
                                                 ------------    ----------   ----------     ------------      ------------
NET SALES................................            $626            $59        $ 391           $ (165)            $911
Cost of goods sold.......................             594             25          337             (169)             787
                                              -----------------------------------------------------------------------------
GROSS PROFIT.............................              32             34           54                4              124
Marketing expenses.......................              19              7           10               --               36
Administrative expenses..................               9              3           10               --               22
Technological expenses...................               8             --            3               --               11
Amortization expense.....................              --             --            1               --                1
                                              -----------------------------------------------------------------------------
OPERATING INCOME (LOSS)..................              (4)            24           30                4               54
Equity earnings (loss) from affiliates...              51             30           (1)             (77)               3
Interest expense.........................             (27)            --          (16)              12              (31)
Other income (loss), net.................              29             (2)           9              (11)              25
Reorganization items, net................             (15)            (2)          --               --              (17)
                                              -----------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ................              34             50           22              (72)              34
Income tax expense ......................               3             --            5               (1)               7
                                              -----------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS........              31             50           17              (71)              27
Income from discontinued operations,
     net of tax..........................              25             --            4               --               29
                                              -----------------------------------------------------------------------------
NET INCOME...............................            $ 56            $50        $  21           $  (71)            $ 56
                                              =============================================================================


                                 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                              THREE MONTHS ENDED JUNE 30, 2007

                                                 PARENT ONLY                     NON-                          CONSOLIDATED
                                                 SOLUTIA INC.    GUARANTORS   GUARANTORS     ELIMINATIONS      SOLUTIA INC.
                                                 ------------    ----------   ----------     ------------      ------------
NET INCOME...............................           $ 56            $ 50         $ 21           $ (71)             $ 56
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments.........              3               3            4              (7)                3
Amortization of prior service gains......             (4)             --           --              --                (4)
Amortization of actuarial losses.........              3              --            1              (1)                3
                                              -----------------------------------------------------------------------------
COMPREHENSIVE INCOME.....................           $ 58            $ 53         $ 26           $ (79)             $ 58
                                              =============================================================================

                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                          (UNAUDITED)



                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                               THREE MONTHS ENDED JUNE 30, 2006

                                                 PARENT ONLY                       NON-                           CONSOLIDATED
                                                 SOLUTIA INC.     GUARANTORS    GUARANTORS     ELIMINATIONS       SOLUTIA INC.
                                                 ------------     ----------    ----------     ------------       ------------
NET SALES................................            $569            $ 56          $ 229          $ (115)             $739
Cost of goods sold.......................             517              27            195            (122)              617
                                              --------------------------------------------------------------------------------
GROSS PROFIT.............................              52              29             34               7               122
Marketing expenses.......................              19               8              6              --                33
Administrative expenses..................              17              --              6              --                23
Technological expenses...................              10               1              1              --                12
Amortization expense.....................              --              --              1              --                 1
                                              --------------------------------------------------------------------------------
OPERATING INCOME.........................               6              20             20               7                53
Equity earnings (loss) from affiliates...              52              15             (1)            (55)               11
Interest expense.........................             (20)             --            (13)              7               (26)
Other income, net........................               4               4              8             (12)                4
Reorganization items, net................             (18)             --             --              --               (18)
                                              --------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ................              24              39             14             (53)               24
Income tax expense (benefit) ............              (1)             --              4               1                 4
                                              --------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS........              25              39             10             (54)               20
Income (loss) from discontinued operations,
     net of tax..........................              (1)             (1)             7              (1)                4
                                              --------------------------------------------------------------------------------
NET INCOME...............................            $ 24            $ 38          $  17          $  (55)             $ 24
                                              ================================================================================


                                   CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                               THREE MONTHS ENDED JUNE 30, 2006

                                                 PARENT ONLY                       NON-                           CONSOLIDATED
                                                 SOLUTIA INC.     GUARANTORS    GUARANTORS     ELIMINATIONS       SOLUTIA INC.
                                                 ------------     ----------    ----------     ------------       ------------
NET INCOME...............................           $ 24             $ 38          $ 17           $ (55)              $ 24
OTHER COMPREHENSIVE INCOME:
Currency translation adjustments.........             10                7             8             (15)                10
                                               -------------------------------------------------------------------------------
COMPREHENSIVE INCOME.....................           $ 34             $ 45          $ 25           $ (70)              $ 34
                                               ===============================================================================

                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                          (UNAUDITED)


                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                SIX MONTHS ENDED JUNE 30, 2007

                                                 PARENT ONLY                         NON-                       CONSOLIDATED
                                                 SOLUTIA INC.      GUARANTORS     GUARANTORS   ELIMINATIONS     SOLUTIA INC.
                                                 ------------      ----------     ----------   ------------     ------------
NET SALES..................................         $1,171            $113           $624         $(295)           $1,613
Cost of goods sold.........................          1,101              51            538          (304)            1,386
                                              --------------------------------------------------------------------------------
GROSS PROFIT...............................             70              62             86             9               227
Marketing expenses.........................             36              13             18            --                67
Administrative expenses....................             26               5             16            --                47
Technological expenses.....................             16               1              4            --                21
Amortization expense.......................             --              --              1            --                 1
                                              --------------------------------------------------------------------------------
OPERATING INCOME (LOSS)....................             (8)             43             47             9                91
Equity earnings (loss) from affiliates.....             91              30             (1)         (108)               12
Interest expense...........................            (52)             --            (31)           24               (59)
Other income, net..........................             33              11             21           (36)               29
Loss on debt modification..................             (7)             --             --            --                (7)
Reorganization items, net..................            (30)             (3)            --            --               (33)
                                              --------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX EXPENSE ............             27              81             36          (111)               33
Income tax expense ........................              4              --             10            --                14
                                              --------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS..........             23              81             26          (111)               19
Income from discontinued operations,
     net of tax............................             25              --              4            --                29
                                              --------------------------------------------------------------------------------
NET INCOME.................................         $   48            $ 81           $ 30         $(111)           $   48
                                               ===============================================================================



                                   CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                                SIX MONTHS ENDED JUNE 30, 2007

                                                 PARENT ONLY                         NON-                       CONSOLIDATED
                                                 SOLUTIA INC.      GUARANTORS     GUARANTORS   ELIMINATIONS     SOLUTIA INC.
                                                 ------------      ----------     ----------   ------------     ------------
NET INCOME.................................         $ 48              $ 81           $ 30         $ (111)           $ 48
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments...........            5                 5              8            (13)              5
Amortization of prior service gains........           (8)               --             --             --              (8)
Amortization of actuarial losses...........            7                --              1             (1)              7
                                              -------------------------------------------------------------------------------
COMPREHENSIVE INCOME.......................         $ 52              $ 86           $ 39         $ (125)           $ 52
                                              ===============================================================================

                                                         SOLUTIA INC.
                                                    (DEBTOR-IN-POSSESSION)

                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                          (UNAUDITED)


                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                SIX MONTHS ENDED JUNE 30, 2006

                                                PARENT ONLY                           NON-                       CONSOLIDATED
                                                SOLUTIA INC.     GUARANTORS        GUARANTORS    ELIMINATIONS    SOLUTIA INC.
                                                ------------     ----------        ----------    ------------    ------------
NET SALES..................................       $1,069           $  105             $437           $(222)         $1,389
Cost of goods sold.........................          998               51              377            (235)          1,191
                                              -------------------------------------------------------------------------------
GROSS PROFIT...............................           71               54               60              13             198
Marketing expenses.........................           37               14               14              --              65
Administrative expenses....................           30                3               11              --              44
Technological expenses.....................           21                2                1              --              24
Amortization expense.......................           --               --                1              --               1
                                              -------------------------------------------------------------------------------
OPERATING INCOME (LOSS)....................          (17)              35               33              13              64
Equity earnings (loss) from affiliates.....           97               28               (2)           (102)             21
Interest expense...........................          (37)              --              (24)             13             (48)
Other income, net..........................            7                8               17             (26)              6
Loss on debt modification..................           (8)              --               --              --              (8)
Reorganization items, net..................          (32)              --               --              --             (32)
                                              -------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ..................           10               71               24            (102)              3
Income tax expense ........................            1               --                4              --               5
                                              -------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS..........            9               71               20            (102)             (2)
Income (loss) from discontinued
     operations, net of tax................           (1)              --               11              --              10
                                              -------------------------------------------------------------------------------
NET INCOME.................................       $    8           $   71             $ 31           $(102)         $    8
                                              ===============================================================================


                                   CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
                                                SIX MONTHS ENDED JUNE 30, 2006

                                                PARENT ONLY                        NON-                      CONSOLIDATED
                                                SOLUTIA INC.      GUARANTORS    GUARANTORS  ELIMINATIONS     SOLUTIA INC.
                                                ------------      ----------    ----------  ------------     ------------
NET INCOME.................................         $ 8              $ 71          $ 31        $ (102)            $ 8
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized loss on derivative
     instruments...........................          (1)               --            --            --              (1)
Currency translation adjustments...........          12                 9            10           (19)             12
                                             ---------------------------------------------------------------------------------
COMPREHENSIVE INCOME.......................         $19              $ 80          $ 41        $ (121)            $19
                                             =================================================================================

                                                            SOLUTIA INC.
                                                       (DEBTOR-IN-POSSESSION)

                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)


                                               CONDENSED CONSOLIDATING BALANCE SHEET
                                                           JUNE 30, 2007

                                                              PARENT ONLY                     NON-                     CONSOLIDATED
                                                              SOLUTIA INC.   GUARANTORS    GUARANTORS   ELIMINATIONS   SOLUTIA INC.
                                                              ------------   ----------    ----------   ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $    42       $     7       $   164       $     --        $   213
Trade receivables, net......................................          7           209           259             --            475
Intercompany receivables....................................        150           771           161         (1,082)            --
Miscellaneous receivables...................................         50             1            63             --            114
Inventories.................................................        144            27           243            (22)           392
Prepaid expenses and other current assets...................         32             1            22              2             57
Assets of discontinued operations...........................          5             3            11             (2)            17
                                                              ---------------------------------------------------------------------
TOTAL CURRENT ASSETS........................................        430         1,019           923         (1,104)         1,268

PROPERTY, PLANT AND EQUIPMENT, NET..........................        575            81           351             (1)         1,006
INVESTMENTS IN AFFILIATES...................................      2,487           303            --         (2,789)             1
GOODWILL....................................................         --            72            45             26            143
IDENTIFIED INTANGIBLE ASSETS, NET...........................          1            26            21             --             48
INTERCOMPANY ADVANCES.......................................        236         1,238         1,579         (3,053)            --
OTHER ASSETS................................................         56            --            80              1            137
                                                              ---------------------------------------------------------------------
TOTAL ASSETS................................................    $ 3,785       $ 2,739       $ 2,999       $ (6,920)       $ 2,603
                                                              =====================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable............................................    $   178       $    10       $    84       $     --        $   272
Intercompany payables.......................................        127             6           222           (355)            --
Accrued liabilities.........................................        145            15           105              2            267
Short-term debt, including current portion of long-term debt        922            --            33             --            955
Intercompany short-term debt................................          1            --           754           (755)            --
Liabilities of discontinued operations......................          4            --             9             (2)            11
                                                              ---------------------------------------------------------------------
TOTAL CURRENT LIABILITIES...................................      1,377            31         1,207         (1,110)         1,505

LONG-TERM DEBT..............................................         --            --           353             --            353
INTERCOMPANY LONG-TERM DEBT.................................         --            --           801           (801)            --
OTHER LIABILITIES...........................................        197             1           125             --            323
                                                              ---------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.................      1,574            32         2,486         (1,911)         2,181

LIABILITIES SUBJECT TO COMPROMISE...........................      3,567           414            22         (2,225)         1,778

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock................................................          1            --            --             --              1
Additional contributed capital .............................         56            --            --             --             56
Treasury stock..............................................       (251)           --            --             --           (251)
Net (deficiency) excess of assets at spinoff and subsidiary
  capital...................................................       (113)        2,293           491         (2,784)          (113)
Accumulated other comprehensive loss........................        (63)           --            --             --            (63)
Accumulated deficit.........................................       (986)           --            --             --           (986)
                                                              ---------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........................     (1,356)        2,293           491         (2,784)        (1,356)
                                                              ---------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)........    $ 3,785       $ 2,739       $ 2,999       $ (6,920)       $ 2,603
                                                              =====================================================================

                                                            SOLUTIA INC.
                                                       (DEBTOR-IN-POSSESSION)

                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)


                                               CONDENSED CONSOLIDATING BALANCE SHEET
                                                         DECEMBER 31, 2006

                                                      PARENT ONLY                        NON-                          CONSOLIDATED
                                                      SOLUTIA INC.   GUARANTORS       GUARANTORS     ELIMINATIONS      SOLUTIA INC.
                                                      ------------   ----------       ----------     ------------      ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........................      $    23        $    14         $   113         $     --          $   150
Trade receivables, net............................            2            147             122               --              271
Intercompany receivables..........................          151            782             129           (1,062)              --
Miscellaneous receivables.........................           68              1              35               --              104
Inventories.......................................          146             28             104              (15)             263
Prepaid expenses and other assets.................           23              1               6                3               33
Assets of discontinued operations.................            5             (3)             46               (6)              42
                                                      -----------------------------------------------------------------------------
TOTAL CURRENT ASSETS..............................          418            970             555           (1,080)             863

PROPERTY, PLANT AND EQUIPMENT, NET................          577             82             125               --              784
INVESTMENTS IN AFFILIATES.........................        2,395            266               7           (2,475)             193
GOODWILL..........................................           --             72              17               --               89
IDENTIFIED INTANGIBLE ASSETS, NET.................            1             26               4               --               31
INTERCOMPANY ADVANCES.............................          128          1,238             994           (2,360)              --
OTHER ASSETS......................................           57             --              42               --               99
                                                      -----------------------------------------------------------------------------
TOTAL ASSETS......................................      $ 3,576        $ 2,654         $ 1,744         $ (5,915)         $ 2,059
                                                      =============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable..................................      $   171        $     7         $    35         $      5          $   218
Intercompany payables.............................          174             13             153             (340)              --
Accrued liabilities...............................          146             15              72               --              233
Short-term debt...................................          650             --              --               --              650
Intercompany short-term debt......................            1             --             195             (196)              --
Liabilities of discontinued operations............            4             --              18               (7)              15
                                                      -----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.........................        1,146             35             473             (538)           1,116

LONG-TERM DEBT....................................           --             --             210               --              210
INTERCOMPANY LONG-TERM DEBT.......................           --             --             669             (669)              --
OTHER LIABILITIES.................................          196              1              92               --              289
                                                      -----------------------------------------------------------------------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.......        1,342             36           1,444           (1,207)           1,615

LIABILITIES SUBJECT TO COMPROMISE.................        3,639            412              21           (2,223)           1,849

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock......................................            1             --              --               --                1
Additional contributed capital ...................           56             --              --               --               56
Treasury stock....................................         (251)            --              --               --             (251)
Net (deficiency) excess of assets at spinoff and
   subsidiary capital.............................         (113)         2,206             279           (2,485)            (113)
Accumulated other comprehensive loss..............          (67)            --              --               --              (67)
Accumulated deficit...............................       (1,031)            --              --               --           (1,031)
                                                      -----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..............       (1,405)         2,206             279           (2,485)          (1,405)
                                                      -----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)    $ 3,576        $ 2,654         $ 1,744         $ (5,915)         $ 2,059
                                                      =============================================================================

                                                            SOLUTIA INC.
                                                       (DEBTOR-IN-POSSESSION)

                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)

                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   SIX MONTHS ENDED JUNE 30, 2007

                                                         PARENT ONLY                       NON-                       CONSOLIDATED
                                                         SOLUTIA INC.     GUARANTORS    GUARANTORS      ELIMINATIONS  SOLUTIA INC.
                                                         ------------     ----------    ----------      ------------  ------------
CASH USED IN OPERATIONS................................     $ (95)          $ (9)         $ (11)            $ --        $ (115)
                                                        ---------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases................       (38)            (3)           (31)              --           (72)
Acquisition and investment payments....................        --             --           (115)              --          (115)
Restricted cash........................................        (7)            --             --               --            (7)
Investment and property disposals......................        42             --             26               --            68
                                                        ---------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES......................        (3)            (3)          (120)              --          (126)
                                                        ---------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in multi-currency lines of credit...........        --             --             19               --            19
Proceeds from short-term debt obligations..............       325             --             --               --           325
Reductions in short-term debt obligations..............       (53)            --             --               --           (53)
Proceeds from long-term debt obligations...............        --             --             75               --            75
Net change in revolving credit facility................        --             --            (53)              --           (53)
Debt issuance costs....................................        (7)            --             --               --            (7)
Deferred debt issuance costs...........................        --             --             (2)              --            (2)
Changes in investments and advances from (to) affiliates     (148)             5            143               --            --
                                                        ---------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES..................       117              5            182               --           304
                                                        ---------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......        19             (7)            51               --            63

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR......................................        23             14            113               --           150
                                                        ---------------------------------------------------------------------------
END OF PERIOD..........................................     $  42           $  7          $ 164             $ --        $  213
                                                        ===========================================================================

                                                            SOLUTIA INC.
                                                       (DEBTOR-IN-POSSESSION)

                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)



                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   SIX MONTHS ENDED JUNE 30, 2006

                                                    PARENT ONLY                          NON-                        CONSOLIDATED
                                                    SOLUTIA INC.      GUARANTORS      GUARANTORS    ELIMINATIONS     SOLUTIA INC.
                                                    ------------      ----------      ----------    ------------     ------------
CASH PROVIDED BY (USED IN) OPERATIONS......           $ (121)           $ (23)          $  20           $ --            $ (124)
                                                   -------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Property, plant and equipment purchases....              (26)              (3)            (14)            --               (43)
Acquisition, net of cash acquired..........              (23)              --               7             --               (16)
                                                   -------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES..........              (49)              (3)             (7)            --               (59)
                                                   -------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net change in short-term debt obligations..              350               --              --             --               350
Deferred debt issuance costs...............               (9)              --              --             --                (9)
Changes in investments and advances from (to)
  affiliates...............................              (28)              21               7             --                --
                                                   -------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES......              313               21               7             --               341
                                                   -------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..............................              143               (5)             20             --               158

CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR..........................                1               15              91             --               107
                                                   -------------------------------------------------------------------------------
END OF PERIOD..............................           $  144            $  10           $ 111           $ --            $  265
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

OVERVIEW

Summary of Significant Second Quarter 2007 Events

Bankruptcy Proceedings
----------------------

         On May 1, 2007, in the JPMorgan adversary proceeding (as fully described in Note 1 to the accompanying condensed consolidated financial statements) the Bankruptcy Court ruled in favor of Solutia, holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the Prepetition Indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to, any security interests or liens on any of Solutia's assets and that the holders are not entitled to any equitable relief. On May 29, 2007, Wilmington Trust, the Pre-petition Indenture Trustee and the Ad Hoc Committee of Solutia Noteholders filed separate notices of appeal. Both appeals are pending in the United States District Court for the Southern District of New York. The appellants' opening briefs are due September 19, 2007.

         The other significant litigation matter within the bankruptcy proceedings is the adversary proceeding brought by the Official Committee of Equity Security Holders ("Equity Committee") against Pharmacia and Monsanto. The Equity Committee seeks to avoid certain Legacy Liabilities assumed by Solutia at the time of its spinoff from Pharmacia. At a hearing on May 18, 2007, the Bankruptcy Court ruled that it would consider whether to approve Solutia's proposed settlement of claims asserted by and against Pharmacia and Monsanto in the Chapter 11 case. This hearing is scheduled to commence on October 1, 2007.

         On July 7, 2007, Solutia filed its Second Amended Joint Plan of Reorganization (the "Plan") and the related Second Amended Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Plan does not alter the material terms of the reallocation of Legacy Liabilities set forth (a) in the Joint Plan of Reorganization filed on February 14, 2006 (the "Original Plan") or the First Amended Joint Plan of Reorganization filed on May 22, 2007, (b) the Relationship Agreement which will be entered into between Solutia and Monsanto Company ("Monsanto") upon confirmation of the Plan, or (c) the Retiree Settlement Agreement, as amended among Solutia, the Official Committee of Unsecured Creditors (the "Unsecured Creditors' Committee"), the Official Committee of Retirees (the "Retirees' Committee") and Monsanto. Unlike the Original Plan, the Plan does contemplate the potential distribution of warrants to equity holders who own above a certain threshold of Solutia common stock. The Bankruptcy Court has held hearings to consider approval of the Disclosure Statement, but has not yet approved it. Solutia believes it will receive approval of the Disclosure Statement in the third quarter. Once the Disclosure Statement is approved by the Bankruptcy Court, it will be distributed to constituencies entitled to vote on the Plan.

         Within the context of the Bankruptcy process, the Company continues to negotiate the settlement of key vendor contracts and related claim amounts. In the third quarter of 2007, the Company received Bankruptcy Court approval of outstanding pre-petition claims involving two key suppliers in addition to the lease associated with the Company's headquarters building. Resolution of claims associated with the two suppliers is not expected to generate a significant gain or loss on the settlement. However, the settlement does allow for the extension of payment terms which is expected to enhance liquidity. Settlement of the claims associated with the Company's corporate headquarters is expected to result in a gain in the range of $3 million to $5 million.

         See Note 15 to the accompanying condensed consolidated financial statements for additional discussion of settlements anticipated in the third quarter of 2007.

Reorganization Strategy
-----------------------

         In the second quarter 2007, Solutia continued its stated reorganization strategy with a focus on the principal objectives of (i) managing the businesses to enhance Solutia's performance; (ii) making changes to Solutia's asset portfolio to maximize the value of the estate; (iii) achieving reallocation of "legacy liabilities"; and (iv) negotiating an appropriate capital structure. Solutia took steps in 2007 to enhance its financial performance including using the tools of bankruptcy and making changes to its asset portfolio, as explained below. Solutia also continues to pursue a reallocation of legacy liabilities in the bankruptcy proceeding through negotiations with the other constituents in the bankruptcy case. Solutia will also be working in 2007 to establish a proper capital structure upon emergence from bankruptcy. However, as a result of the numerous uncertainties and complexities inherent in Solutia's bankruptcy proceedings, its ability and timing of emergence from bankruptcy are subject to significant uncertainty.

         PERFORMANCE ENHANCEMENT

         Solutia benefited in the second quarter of 2007 from several actions implemented earlier in the Chapter 11 reorganization process, as described in previous filings, which were designed to enhance its future performance. Specific initiatives implemented in prior periods which benefited the Company in the second quarter were cost reduction programs at Solutia's operating sites focused on actions such as lean manufacturing techniques, yield improvement, maintenance savings and utilities optimization; and implementing an enterprise-wide procurement effort.

         PORTFOLIO EVALUATION

         In the second quarter of 2007, Solutia continued its stated strategy to build a portfolio of high-potential businesses that can consistently deliver returns in excess of Solutia's cost of capital. As is described in
Note 5 to the accompanying condensed consolidated financial statements, on May 1, 2007, Solutia acquired Akzo Nobel's 50% stake in Flexsys, the world's leading supplier of chemicals to the rubber industry. As a world leader in the manufacturing of specialty rubber chemicals, Flexsys compliments Solutia's existing portfolio of high-performance chemical-based products and, as a 100% owned subsidiary of Solutia, will benefit from the strategic clarity and focused management provided by a single owner.

         On May 31, 2007, Solutia sold Dequest to Thermphos. Over time, the value of Dequest had become increasingly dependent upon the supply and pricing dynamics of phosphorus and phosphorus derivatives, a raw material of which Solutia did not exhibit meaningful industry leverage. Therefore, although Dequest is a world leader across a number of applications, it is a product not considered a long-term strategic fit. Under the terms of the agreement, Thermphos purchased the assets and assumed certain of the liabilities of Dequest for $67 million, subject to a working capital adjustment.

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

Summary Results of Operations

         The discussion below and accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Effective with the second quarter, 2007 reporting, the Company has changed its measurement of segment profit and loss to report results from both the Integrated Nylon and Performance Products reporting segments on a FIFO inventory basis, and all LIFO related impacts will be reported within the corporate overhead function. Previously, certain LIFO adjustments were included in the reporting segments profit and loss. All prior periods have been retroactively presented.

Results of Operations - Second Quarter 2007 Compared with Second Quarter 2006

(dollars in millions)                                                               2007        2006
                                                                                    ----        ----
Net Sales....................................................................       $ 911       $ 739
                                                                                    =====       =====

Operating Income:
    Performance Products Segment Profit......................................       $  63       $  44
    Integrated Nylon Segment Profit .........................................          23          --
         Less: LIFO adjustment...............................................         (16)         --
         Less: Corporate Gains (Expenses)....................................         (14)          8
         Less: Equity (Earnings) Loss from Affiliates, Other (Income) Expense
         and Reorganization Items included in Segment Profit.................          (2)          1
                                                                                    -----       -----
Operating Income.............................................................       $  54       $  53
                                                                                    =====       =====
Gains included in Operating Income...........................................       $   4       $  19
                                                                                    =====       =====

         The $172 million, or 23 percent, increase in net sales as compared to the second quarter 2006 resulted from the acquisition of Flexsys on May 1, 2007, increased selling prices consistent with the Company's philosophy of partnering with its customers in a more commercial approach, higher sales volumes and the effect of favorable exchange rate fluctuations. Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method and recorded as Equity Earnings from Affiliates on the Condensed Consolidated Statement of Operations. The second quarter effect of the acquisition of Flexsys was an increase in net sales of 15 percent. The remaining 8 percent increase in net sales was a result of higher average selling prices of approximately 4 percent, higher sales volumes of approximately 3 percent, and favorable exchange rate fluctuations of 1 percent in Solutia's existing businesses.

         Operating income increased $1 million in the second quarter 2007 as compared to the second quarter 2006 due to the increase in net sales noted above, substantially offset by lower gains and higher raw material costs, principally propylene and cyclohexane. Raw material costs increased $32 million during the second quarter 2007 as compared to the second quarter 2006. Solutia's policy of utilizing a LIFO inventory methodology results in the full recognition of increases in raw material prices in the immediate quarter. The application of this accounting methodology accounted for $16 million of the $32 million increase in raw materials. In addition, operating income was negatively impacted by lower gains of $4 million in the second quarter 2007 as compared to $19 million for the second quarter 2006. The second quarter 2007 gain includes a $7 million gain on the sale of a portion of land at the manufacturing facility in Alvin, Texas while the second quarter 2006 gain is primarily a result of the elimination of a reserve of $20 million related to a litigation matter that was decided in the Company's favor (see the Results of Operations and Summary of Events Affecting Comparability sections below for a more detailed discussion of charges and gains affecting operating income).

         Solutia expects further selling price recovery of the raw material increases during the third and fourth quarters of 2007.

Results of Operations - Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

 (dollars in millions)                                                              2007        2006
                                                                                    ----        ----
Net Sales....................................................................     $ 1,613     $ 1,389
                                                                                  =======     =======

Operating Income:
    Performance Products Segment Profit......................................     $   104     $    84
    Integrated Nylon Segment Profit (Loss)...................................          37         (11)
         Less: LIFO adjustment...............................................         (20)          1
         Less: Corporate Expenses............................................         (27)        (13)
         Less: Equity (Earnings) Loss from Affiliates, Other (Income) Expense
         and Reorganization Items included in Segment Profit (Loss)..........          (3)          3
                                                                                  -------     -------

Operating Income.............................................................     $    91     $    64
                                                                                  =======     =======
Gains included in Operating Income...........................................     $     4     $    10
                                                                                  =======     =======

         The $224 million, or 16 percent, increase in net sales as compared to the six months ended June 30, 2006 resulted from the acquisition of Flexsys, as described above and growth in Solutia's existing businesses. The acquisition of Flexsys resulted in an increase in net sales of 8 percent. The remaining 8 percent increase in net sales was a result of higher average selling prices of approximately 4 percent, higher sales volumes of approximately 3 percent, and favorable exchange rate fluctuations of 1 percent. Operating income increased $27 million for the six months ended June 30, 2007 as compared to a comparable period in 2006 despite lower gains, which are described in greater detail in the Results of Operations section below, and higher raw material costs. Operating income was reduced by $20 million as a result of Solutia's policy of utilizing a LIFO inventory methodology for domestic inventories.

Financial Information

         Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the three and six months ended June 30, 2007 is presented as follows:

                                                   SOLUTIA AND                                          SOLUTIA AND
                                                 SUBSIDIARIES IN  SUBSIDIARIES NOT                      SUBSIDIARIES
(dollars in millions)                            REORGANIZATION   IN REORGANIZATION   ELIMINATIONS      CONSOLIDATED
                                                 --------------   -----------------   ------------      ------------
Three Months Ended June 30, 2007:
---------------------------------
Net Sales.................................           $  686            $  390           $  (165)           $  911
Operating Income..........................               20                30                 4                54
Net Income................................               56                20               (20)               56

Six Months Ended June 30, 2007:
-------------------------------
Net Sales.................................           $1,286            $  622           $  (295)           $1,613
Operating Income..........................               35                47                 9                91
Net Income................................               48                29               (29)               48

As of June 30, 2007:
--------------------
Total Assets..............................            2,020            $2,053           $(1,470)           $2,603
Liabilities not Subject to Compromise.....            1,482             1,461              (762)            2,181
Liabilities Subject to Compromise.........            1,894                --              (116)            1,778
Total Shareholders' Equity (Deficit)......           (1,356)              592              (592)           (1,356)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         There were no changes in the six months ended June 30, 2007 with respect to Solutia's critical accounting policies, as presented on pages 29 through 32 of Solutia's 2006 Form 10-K.

RESULTS OF OPERATIONS--SECOND QUARTER 2007 COMPARED WITH SECOND QUARTER 2006

PERFORMANCE PRODUCTS

                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                             ----------------------
  (dollars in millions)                                                        2007         2006
                                                                               ----         ----
  Net Sales..............................................................      $422         $282
                                                                               ====         ====

  Segment Profit ........................................................      $ 63         $ 44
                                                                               ====         ====
      Charges and Reorganization Items included in Segment Profit........      $ (2)        $ (2)
                                                                               ====         ====

         The $140 million, or 50 percent, increase in net sales as compared to the second quarter 2006 resulted primarily from the acquisition of Flexsys on May 1, 2007. Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method. The acquisition of Flexsys resulted in an increase in net sales of 40 percent. The remaining 10 percent increase in net sales was a result of higher sales volumes of approximately 5 percent, favorable currency exchange rate fluctuations of 3 percent, and higher average selling prices of approximately 2 percent. Higher volumes were experienced in SAFLEX(R) plastic interlayer products and THERMINOL(R) heat transfer fluids. The favorable exchange rate fluctuations primarily occurred as a result of the weakening U.S. dollar in relation to the Euro in comparison to the three months ended June 30, 2006 with SAFLEX(R) plastic interlayer products being most benefited. Higher average selling prices were experienced in THERMINOL(R) heat transfer fluids, LLUMAR(R) and VISTA(R) professional film products, and SAFLEX(R) plastic interlayer products.

         The $19 million, or 43 percent, increase in segment profit in comparison to the second quarter 2006 resulted primarily from the acquisition of Flexsys and increased net sales, the composition of which are described above. Strong sales performance was partially offset by higher raw material costs and higher manufacturing costs. The higher manufacturing costs were a result of start up expenses for new lines at the Santo Toribio, Mexico and Suzhou, China manufacturing plants and increased shipping and warehousing costs driven by increased sales volumes and new products. In addition, segment profit in the second quarter 2007 was negatively impacted by $2 million of charges resulting from the step-up in basis of Flexsys' inventory in accordance with purchase accounting. Segment profit in the second quarter 2006 was affected by $1 million of restructuring charges, primarily severance and retraining costs, and $1 million of reorganization items consisting primarily of certain asset write-downs.

INTEGRATED NYLON

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
  (dollars in millions)                                                       2007         2006
                                                                              ----         ----
  Net Sales..............................................................     $ 489        $ 457
                                                                              =====        =====

  Segment Profit ........................................................     $  23        $  --
                                                                              =====        =====
      Gains and Reorganization Items included in Segment Profit..........     $   7        $  --
                                                                              =====        =====

         The $32 million, or 7 percent, increase in net sales as compared to the second quarter 2006 resulted primarily from higher average selling prices of approximately 6 percent and higher sales volumes of approximately 1 percent. In response to the escalating cost of raw materials, average selling prices increased in all businesses, except for industrial nylon fibers where average selling prices remained substantially unchanged. Sales volumes increased significantly in nylon polymers and plastics, but were substantially offset by decreases in carpet fibers. The nylon plastics and polymers volumes increased due to a third quarter 2006 and first quarter 2007 capacity increase as a result of reconfiguration of idle carpet fibers assets.

         The $23 million increase in segment profit compared to the second quarter 2006 resulted principally from higher average selling prices predominantly with the intermediate chemicals and nylon polymers and plastics, along with higher gains. These increases were partially offset by raw material increases of $12 million, principally propylene and cyclohexane, which are key feed stocks for the Integrated Nylon segment. The $7 million gain resulted from the sale of a portion of the land at the manufacturing facility in Alvin, Texas.
                                      47

CORPORATE EXPENSES

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Corporate Expenses (Gains).............................................       $  14        $  (8)
                                                                              =====        =====
    Gains included in Corporate Expenses...............................       $  --        $  20
                                                                              =====        =====

         Corporate expenses increased by $22 million compared to the second quarter 2006 principally due to gains recorded in corporate expenses in the second quarter 2006. In the second quarter 2006, a $20 million gain was recorded due to the elimination of a reserve with respect to a litigation matter that was decided in the Company's favor. After consideration of the gains recorded in the second quarter 2006, corporate expenses are comparable year over year.

EQUITY EARNINGS FROM AFFILIATES

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Equity Earnings from Affiliates...........................................    $   3        $  11
                                                                              =====        =====
         Charges included in Equity Earnings from Affiliates..............    $  --        $  (1)
                                                                              =====        =====

         Equity earnings from affiliates decreased by $8 million as compared to the second quarter 2006 as a result of the acquisition of Flexsys on May 1, 2007. The acquisition resulted in Flexsys becoming a 100% owned subsidiary of Solutia and, therefore, its results of operations are consolidated by Solutia and no longer classified as equity earnings from affiliates. In addition, the second quarter 2006 results included a $1 million restructuring charge from Flexsys.

INTEREST EXPENSE

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Interest Expense............................................................. $  31        $  26
                                                                              =====        =====
     Charges included in Interest Expense.................................... $  --        $  --
                                                                              =====        =====

         The $5 million, or 19 percent, increase in interest expense compared to the three months ended June 30, 2006 resulted principally from higher debt outstanding in the three months ended June 30, 2007 than in the comparable period of 2006, partially offset by lower interest rates. Average debt outstanding increased 38 percent, of which 26 percent was associated with the Flexsys acquisition. The remainder of the increase was used to fund primarily pension funding requirements and the ongoing reorganization process. The decline in the average interest rate between comparable periods is due to the January 2007 amendment to the DIP credit facility and the July 2006 refinancing of the Euronotes. The amount of contractual interest not recorded was $8 million in both the second quarter 2007 and 2006.

OTHER INCOME, NET

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Other Income, net............................................................ $  25        $   4
                                                                              =====        =====
     Gains included in Other Income, net..................................... $  21        $  --
                                                                              =====        =====

         The $21 million increase in other income, net compared to the three months ended June 30, 2006 resulted principally from higher gains. As is further described in Note 11 to the accompanying condensed consolidated financial statements, Solutia reached a settlement with FMC Corporation on a litigation matter in the second quarter 2007 and subsequently recorded a gain of $21 million, net of legal expenses.

REORGANIZATION ITEMS, NET

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
(dollars in millions)                                                          2007         2006
                                                                               ----         ----
Reorganization Items, net.................................................... $  (17)      $  (18)
                                                                              ======       ======
       Reorganization Items, net included in Segment Profit.................. $   --       $   (2)
                                                                              ======       ======

         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia due to the reorganization process under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the second quarter 2007 included $17 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings, $2 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court, offset by a $2 million gain realized from a claim settlement.

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

INCOME TAX EXPENSE

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Income Tax Expense .......................................................... $  7         $  4
                                                                              ====         ====

         Solutia's income tax expense in the second quarter 2007 and 2006 primarily consists of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the three months ended June 30, 2007 and 2006. Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances.

         The increase in income tax expense when compared to the three months ended June 30, 2006 is due to the effect of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"). See Note 8 to the accompanying condensed consolidated financial statements for additional information concerning the effect of FIN 48 on Solutia's income tax expense.

DISCONTINUED OPERATIONS

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Income from Discontinued Operations, net of tax.............................. $  29        $   4
                                                                              =====        =====

        Income from discontinued operations consists of the results of Solutia's Dequest and pharmaceutical services businesses. As described in Note 5 to the accompanying condensed consolidated financial statements, on May 31, 2007, Solutia sold Dequest to Thermphos. Included in the results of discontinued operations in the three months ended June 30, 2007 is a gain on the sale of the Dequest business of $34 million, partially offset by income taxes of

$5 million. Included in the results of discontinued operations in the three months ended June 30, 2006 is a tax gain of $5 million from the reversal of a valuation allowance established as a result of the merger of the CarboGen and AMCIS subsidiaries of the pharmaceutical services business.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

PERFORMANCE PRODUCTS

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
  (dollars in millions)                                                       2007         2006
                                                                              ----         ----
  Net Sales..............................................................     $697         $540
                                                                              ====         ====

  Segment Profit ........................................................     $104         $ 84
                                                                              ====         ====
      Charges and Reorganization Items included in Segment Profit........     $ (2)        $ (3)
                                                                              ====         ====

         The $157 million, or 29 percent, increase in net sales as compared to the six months ended June 30, 2006 resulted primarily from the acquisition of Flexsys on May 1, 2007. Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method. The acquisition of Flexsys resulted in an increase in net sales of 21 percent. The remaining 8 percent increase in net sales was a result of higher sales volumes of approximately 4 percent, favorable currency exchange rate fluctuations of 3 percent, and higher average selling prices of approximately 1 percent. Higher volumes were experienced in SAFLEX(R) plastic interlayer products, THERMINOL(R) heat transfer fluids and LLUMAR(R) and VISTA(R) professional film products. The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the six months ended June 30, 2006 with SAFLEX(R) plastic interlayer products most significantly benefited. Higher average selling prices were experienced in THERMINOL(R) heat transfer fluids, LLUMAR(R) and VISTA(R) professional film products, and, to a lesser extent, SAFLEX(R) plastic interlayer products.

         The $20 million, or 24 percent, increase in segment profit in comparison to the six months ended June 30, 2006 resulted primarily from the acquisition of Flexsys as described above and higher sales volumes. Strong sales performance was partially offset by higher raw material costs and higher manufacturing costs. The higher manufacturing costs were a result of start up expenses for new lines at the Santo Toribio, Mexico and Suzhou, China manufacturing plants and increased shipping and warehousing costs driven by increased sales volumes and new products. In addition, segment profit in 2007 was negatively impacted by $2 million of charges resulting from the step-up in basis of Flexsys' inventory in accordance with purchase accounting. Segment profit in 2006 included $2 million of severance and retraining costs and $1 million for certain asset write-downs.

INTEGRATED NYLON

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
  (dollars in millions)                                                       2007         2006
                                                                              ----         ----
  Net Sales..............................................................     $916         $849
                                                                              ====         ====

  Segment Profit (Loss)..................................................     $ 37         $(11)
                                                                              ====         ====
      Gains (Charges) and Reorganization Items included in Segment
        Profit (Loss)....................................................     $  7         $ (3)
                                                                              ====         ====

         The $67 million, or 8 percent, increase in net sales as compared to the six months ended June 30, 2006 resulted primarily from higher average selling prices of approximately 6 percent and higher sales volumes of approximately 2 percent. In response to the escalating cost of raw materials, average selling prices increased significantly in the intermediate chemicals and nylon plastics and polymers businesses and, to a lesser extent, the carpet fibers business. Average selling prices for the industrial nylon fibers business were substantially unchanged. Sales volume decreases in carpet fibers were offset by increased volumes in nylon polymers and plastics and intermediate chemicals. The nylon plastics and polymers volumes increased due to a third quarter 2006 and first quarter 2007 capacity increase as a result of reconfiguration of idle carpet fibers assets. The intermediate chemicals volume increase is due to 2006 operations being negatively impacted by a manufacturing interruption incurred at the Alvin, Texas facility, resulting in a significant turnaround being accelerated in its timing, as well as extended in its duration.

         The $48 million increase in segment profit in comparison to the six months ended June 30, 2006 resulted primarily from higher net sales and higher gains, partially offset by raw material increases of $11 million in the six months ended June 30, 2007. The raw material cost profile of Integrated Nylon was primarily impacted during the six months ended June 30, 2007 by increases in propylene and cyclohexane, key feed stocks for the Integrated Nylon segment.

         In addition, segment profit in 2007 included a $7 million gain resulting from the sale of a portion of the land at the manufacturing facility in Alvin, Texas. Segment profit in 2006 included approximately $2 million of decommissioning and dismantling costs related to the shut-down of its acrylic fibers business in 2005 and $1 million of asset write-downs.

CORPORATE EXPENSES

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ---------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Corporate Expenses........................................................... $  27        $  13
                                                                              =====        =====
    Gains included in Corporate Expenses..................................... $  --        $  11
                                                                              =====        =====

         Corporate expenses increased by $14 million compared to the six months ended June 30, 2006 principally due to gains recorded in corporate expenses in the six months ended June 30, 2006. In the second quarter 2006, a $20 million gain was recorded due to the elimination of a reserve with respect to a litigation matter that was decided in the Company's favor. This gain was partially offset by a $9 million environmental charge precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. that will likely result in the cessation of operations at that site. After consideration of the aforementioned items recorded in the six months ended June 30, 2006, the remaining increase in corporate expenses was due to increased legal and professional development costs.

EQUITY EARNINGS FROM AFFILIATES

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ---------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Equity Earnings from Affiliates.............................................. $  12        $  21
                                                                              =====        =====
     Charges included in Equity Earnings from Affiliates..................... $  --        $  (1)
                                                                              =====        =====

         Equity earnings from affiliates decreased by $9 million as compared to the six months ended June 30, 2006 as a result of the acquisition of Flexsys on May 1, 2007. The acquisition resulted in Flexsys becoming a 100% owned subsidiary of Solutia and, therefore, its results of operations are consolidated by Solutia and no longer classified as equity earnings from affiliates. In addition, the 2006 results included a $1 million restructuring charge from Flexsys.

INTEREST EXPENSE

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ---------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Interest Expense............................................................. $  59        $  48
                                                                              =====        =====
     Charges included in Interest Expense.................................... $  --        $  (1)
                                                                              =====        =====

         The $11 million, or 23 percent, increase in interest expense compared to the six months ended June 30, 2006 resulted principally from higher debt outstanding in the six months ended June 30, 2007 than in the comparable period in 2006, partially offset by lower interest rates. Average debt outstanding increased 49 percent, of which 22 percent was associated with the Flexsys acquisition. The remainder of the increase was used to fund primarily pension funding requirements and the ongoing reorganization process. The decline in the average interest rate between comparable periods is due to the January 2007 amendment to the DIP credit facility and the July 2006 refinancing of the Euronotes. Results in the six months ended June 30, 2006 included a $1 million charge related to the March 2006 amendment of the DIP credit facility. The amount of contractual interest not recorded was $16 million in both the six months ended June 30, 2007 and 2006.

OTHER INCOME, NET

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ---------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Other Income, net............................................................ $  29        $   6
                                                                              =====        =====
     Gains included in Other Income, net..................................... $  21        $  --
                                                                              =====        =====

         The $23 million increase in other income, net compared to the six months ended June 30, 2006 resulted principally from higher gains. As is further described in Note 11 to the accompanying condensed consolidated financial statements, Solutia reached a settlement with FMC Corporation on a litigation matter in the six months ended 2007 and subsequently recorded a gain of $21 million, net of legal expenses in the same period.

REORGANIZATION ITEMS, NET

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ---------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Reorganization Items, net.................................................... $  (33)      $  (32)
                                                                              ======       ======
       Reorganization Items, net included in Segment Profit (Loss)........... $   --       $   (6)
                                                                              ======       ======

         Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia due to the reorganization process under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the six months ended June 30, 2007 included:
$32 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $3 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court; offset by a $2 million gain realized from a claim settlement.

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

INCOME TAX EXPENSE

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ---------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Income Tax Expense........................................................... $  14        $   5
                                                                              =====        =====

         Solutia's income tax expense in the six months ended June 30, 2007 and 2006 primarily consists of foreign income taxes. As a result of Solutia's Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the six months ended June 30, 2007 and 2006. Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances.

         The increase in income tax expense when compared to the six months ended June 30, 2006 is due to the effect of FIN 48 and a non-consolidated equity affiliate surrendered a prior year loss in the first quarter 2006 that was used to offset a foreign subsidiary's taxable income in the United Kingdom, which was not available in 2007. See Note 8 to the accompanying condensed consolidated financial statements for additional information concerning the effect of FIN 48 on Solutia's income tax expense.

DISCONTINUED OPERATIONS

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ---------------------
(dollars in millions)                                                         2007         2006
                                                                              ----         ----
Income from Discontinued Operations, net of tax.............................. $  29        $  10
                                                                              =====        =====

         Income from discontinued operations consists of the results of Solutia's Dequest and pharmaceutical services businesses. As described in Note 5 to the accompanying condensed consolidated financial statements, on May 31, 2007, Solutia sold Dequest to Thermphos. Included in the results of discontinued operations in the six months ended June 30, 2007 is a gain on the sale of the Dequest business of $34 million, partially offset by income taxes of $5 million. Included in the results of operations in the six months ended June 30, 2006 was a tax gain of $5 million as described further in the Discontinued Operations portion of the Results of Operations section for the three months ended June 30, 2006 above.

SUMMARY OF EVENTS AFFECTING COMPARABILITY

         Charges and gains recorded in the six months ended June 30, 2007 and 2006 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

                                                                                 2007
                                                ----------------------------------------------------------------------
                                                  PERFORMANCE           INTEGRATED         CORPORATE/
             INCREASE/(DECREASE)                    PRODUCTS               NYLON             OTHER       CONSOLIDATED
                                                    --------               -----             -----       ------------
IMPACT ON:
Cost of goods sold..........................          $ 2                  $ --              $ --           $  2       (a)
Administrative expenses.....................           --                    (7)               --             (7)      (b)
                                                ----------------------------------------------------------------------
OPERATING INCOME IMPACT.....................           (2)                    7                --              5

Other income, net ..........................           --                    --                21             21       (c)
Loss on debt modification...................           --                    --                (7)            (7)      (d)
Reorganization items, net...................           --                    --               (33)           (33)      (e)
                                                ----------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.............         $ (2)                  $ 7             $ (19)           (14)
                                                ======================================================
Income tax impact...........................                                                                  (1)      (f)
                                                                                                      ----------------
AFTER-TAX INCOME STATEMENT IMPACT...........                                                               $ (13)
                                                                                                           =====

     2007 EVENTS
     -----------
     a) Charge resulting from the step-up in basis of Flexsys' inventory in accordance with purchase accounting in the second quarter ($2 million pre-tax and $1 million after-tax - see note (f) below).

     b) Gain resulting from the sale of a portion of the land at the manufacturing facility in Alvin, Texas in the second quarter ($7 million pre-tax and after-tax - see note (f) below).



     c) Settlement gain with FMC Corporation, net of legal expenses ($21 million pre-tax and after-tax - see note (f) below).

     d) Solutia recorded a charge of approximately $7 million (pre-tax and after-tax - see note (f) below) in the first quarter to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value as of the amendment date.

     e) Reorganization items, net consist of the following: $32 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $3 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court; offset by a $2 million gain realized from a claim settlement. ($33 million pre-tax and after-tax - see note (f) below)

     f) With the exception of item (a) above, which relates to operations not in reorganization, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

                                                                                 2006
                                                ----------------------------------------------------------------------
                                                  PERFORMANCE           INTEGRATED         CORPORATE/
             INCREASE/(DECREASE)                    PRODUCTS               NYLON             OTHER       CONSOLIDATED
                                                    --------               -----             -----       ------------
IMPACT ON:
Cost of goods sold..........................         $ --                  $ --             $   9          $   9       (a)
                                                       --                    --               (20)           (20)      (b)
Marketing and administrative expenses.......            1                    --                --              1       (c)
                                                ----------------------------------------------------------------------
OPERATING INCOME IMPACT.....................           (1)                   --                11             10

Interest expense ...........................           --                    --                (1)            (1)      (d)
Equity earnings from affiliates.............           --                    --                (1)            (1)      (e)
Loss on debt modification...................           --                    --                (8)            (8)      (d)
Reorganization items, net...................           (3)                   (3)              (26)           (32)      (f)
                                                ----------------------------------------------------------------------
PRE-TAX INCOME STATEMENT IMPACT.............         $ (4)                 $ (3)            $ (25)           (32)
                                                  ====================================================
Income tax impact...........................                                                                  (2)      (g)
                                                                                                      ----------------
AFTER-TAX INCOME STATEMENT IMPACT...........                                                               $ (30)
                                                                                                           =====

     2006 EVENTS
     -----------
     a) Environmental charge precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia's facilities outside the U.S. in the first quarter that will likely result in the cessation of operations at that site ($9 million pre-tax and $7 million after-tax - see note (g) below).

     b) Gain resulting from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably in the second quarter 2006 ($20 million pre-tax and after-tax - see note (g) below).

     c) Restructuring costs related principally to severance and retraining costs ($1 million pre-tax and after-tax - see note (g) below).

     d) Solutia recorded a charge of approximately $8 million (pre-tax and after-tax - see note (g) below) to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value. In addition, $1 million (pre-tax and after-tax) of unamortized debt issuance costs associated with the DIP facility were written off at the time of modification in March 2006.

     e) Restructuring charges at Flexsys ($1 million pre-tax and after-tax - see note (g) below).



     f) Reorganization items, net consist of the following: $27 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia's reorganization proceedings; $3 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court; a $2 million net gain from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; and $4 million of other reorganization charges primarily involving costs incurred with exiting certain non-strategic businesses. ($32 million pre-tax and after-tax - see note (g) below)

     g) With the exception of items (a) and (c) above, which primarily relate to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia's Chapter 11 bankruptcy filing.

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

Financial Analysis

         Solutia used a combination of cash on hand and borrowings on debt facilities to fund operating needs, capital expenditures and the acquisition of Flexsys. Cash used in continuing operations was $114 million in the six months ended June 30, 2007, a reduction of $12 million from $126 million used in continuing operations for the comparable period of 2006. The reduction of cash used in operations was primarily attributable to increased accounts payable balances, partially offset by increases in inventory levels and higher interest payments related to increased debt levels. Furthermore, in accordance with the agreement to purchase Akzo Nobel's 50% interest in the Flexsys joint venture, Solutia agreed to fund $27 to the United Kingdom Defined Benefit Pension Plan. Cash used in continuing operations was negatively impacted by this $27 million payment.

         Capital spending increased $31 million to $71 million in the six months ended June 30, 2007, compared to $40 million in the comparable period of 2006. The expenditures in the six months ended June 30, 2007 were primarily to fund certain growth initiatives in the Performance Products and Integrated Nylon segments, as well as various capital improvements and certain cost reduction projects. Specific growth initiatives include the new SAFLEX(R) plastic interlayer plant in China expected to be completed in 2007, the addition of a third SAFLEX(R) line in the existing plant located in Ghent, Belgium expected to be completed in 2008, and the continued transformation of the staple carpet lines to plastic polymer lines.

         Solutia's working capital increased by $16 million to ($237) million at June 30, 2007, compared to ($253) million at December 31, 2006. The change was primarily due to the acquisition of Flexsys, higher cash on-hand, an increase in trade receivables as a result of higher net sales and a seasonal increase in inventory levels, partially offset by an increase in short-term debt.

         As is described in Note 5 to the accompanying condensed consolidated financial statements, on May 1, 2007, Solutia acquired Akzo Nobel's 50% stake in Flexsys, the world's leading supplier of chemicals to the rubber industry. Contemporaneous with the Flexsys acquisition, Flexsys purchased the Akzo Nobel CRYSTEX(R) manufacturing operations in Japan for $25 million. The purchase price was $213 million, subject to debt assumption and certain purchase price adjustments and the cash utilized at acquisition was $115 million. In accordance with the purchase agreement, subsequent to the acquisition, Solutia funded $27 to the United Kingdom Defined Benefit Pension Plan. To partially fund the Flexsys acquisition and in conjunction with the execution of the DIP amendment, the Company increased its debt facility by $150 million. In conjunction with the acquisition, the existing Flexsys $200 million term and revolving credit facility was renegotiated and subsequently increased to $225 million in May 2007.

         On May 31, 2007, Solutia sold Dequest to Thermphos for $67 million, subject to a working capital adjustment. Cash proceeds of $53 million from this sale were utilized to pay down the Company's DIP credit facility.

         In the six months ended June 30, 2006, Solutia completed the acquisition of Vitro Plan's 51 percent stake in Quimica M, S.A de C.V. ("Quimica") with a net cash investment of $16 million. As a result of this acquisition, Solutia became the sole owner of Quimica and its plastic interlayer plant located in Santo Toribio, Mexico.

         Total debt of $1,976 million as of June 30, 2007, including $668 million subject to compromise and $1,308 million not subject to compromise, increased by $448 million as compared to $1,528 million at December 31, 2006, including $668 million subject to compromise and $860 million not subject to compromise. This increase in total debt resulted from $325 million of additional borrowings from Solutia's DIP credit facility in January 2007 and from $174 million of debt assumed in conjunction with the acquisition of Flexsys as described further in Note 5 to the accompanying condensed consolidated financial statements. The increase is partially offset by a pay down of $53 million to the DIP credit facility in June 2007 from the proceeds of the Dequest sale as described further in Note 5 to the accompanying condensed consolidated financial statements.

         The weighted average interest rate on Solutia's total debt outstanding was approximately 7.9 percent at June 30, 2007 and 8.4 percent at December 31, 2006. Excluding debt subject to compromise, with the exception of the 11.25 percent notes due 2009 on which the Bankruptcy Court has permitted continued payments of the contractual interest, the weighted average interest rate on total debt was 8.1 percent at June 30, 2007 compared to 8.9 percent at December 31, 2006. While operating as a debtor-in-possession during the Chapter 11 proceedings, Solutia has ceased paying interest on its 6.72 percent debentures due 2037 and its 7.375 percent debentures due 2027. The amount of contractual interest expense not recorded in each of the six months ended June 30, 2007 and 2006 was approximately $16 million.

         As a result of the Chapter 11 bankruptcy filing, Solutia was in default on all its debt agreements as of June 30, 2007, with the exception of its DIP credit facility, Flexsys Debt Facility, and SESA's (euro)200 million Facility Agreement. In addition, subsequent to Solutia's bankruptcy filing, Moody's Investors Ratings Services and Standard & Poor's withdrew all ratings for Solutia and its related debt securities.

         Solutia had a shareholders' deficit of $1,356 million at June 30, 2007 compared to $1,405 million at December 31, 2006. The $49 million decrease in shareholders' deficit resulted primarily from the $48 million net income in the six months ended June 30, 2007 and the $4 million decrease in accumulated other comprehensive loss; partially offset by the $3 million cumulative adjustment related to the adoption of FIN 48.

         At June 30, 2007, Solutia's total liquidity was $465 million in the form of $182 million of availability under the DIP credit facility, $70 million of availability under the Flexsys Debt Facility and approximately $213 million of cash on-hand, of which $164 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 proceedings. In comparison, Solutia's total liquidity at December 31, 2006 was $245 million in the form of $95 million of availability under the DIP credit facility and approximately $150 million of cash on-hand, of which $112 million was cash of Solutia's subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings. The increase in cash on-hand was primarily a result of the DIP amendment in January 2007 as described below and the cash acquired from the acquisition of Flexsys.

         According to IRS funding rules, Solutia will be required to make approximately $100 million in pension contributions to its U.S. qualified pension plan in 2007. Approximately $48 million of these required 2007 contributions were made in the six months ended June 30, 2007. Solutia also expects to be required to fund approximately $6 million in pension contributions for its foreign pension plans in 2007.

DIP Amendment

         Solutia amended its DIP financing facility on January 25, 2007 with Bankruptcy Court approval. This amendment, among other things, (i) increased the DIP facility from $825 million to $1,225 million; (ii) extended the term of the DIP facility from March 31, 2007 to March 31, 2008; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 350 basis points to LIBOR plus 300 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; and (vi) amended certain financial and other covenants. Of the $1,225 million facility, $150 million was utilized to finance the acquisition of Akzo Nobel's interest in the 50/50 Flexsys joint venture between Solutia and Akzo Nobel. The remaining increased availability under the DIP credit facility provides Solutia with additional liquidity for operations and the ability to fund upcoming mandatory pension payments. The DIP credit facility can be repaid by Solutia at any time without prepayment penalties.

EMERGENCE OUTLOOK

         We have progressed significantly toward the achievement of our previously announced reorganization strategy designed to address the factors that led to the Company's Chapter 11 filing and enable Solutia to thrive post-emergence. As denoted elsewhere within this filing, during the second quarter Solutia filed an amended Plan and Disclosure Statement and currently has a hearing scheduled for September 2007 at which it intends to seek confirmation of such plan by the Bankruptcy Court. At this time, the Company anticipates emerging from Chapter 11 prior to the end of 2007.

         At the time of emergence, the Company believes it will qualify for the application of fresh start accounting, as outlined in SOP 90-7. Under fresh-start accounting, the Company's asset and liability values are remeasured at emergence using fair value and are allocated in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"). The excess of reorganization value over the net fair value of tangible and identifiable intangible assets and liabilities will be recorded as goodwill. The Company is in the preliminary stage of estimating the financial impact of adopting fresh-start accounting, but if the amended Plan is approved and confirmed in its current form, we expect significant changes in the financial statements of the Company. Certain of the most significant changes are summarized as follows.

         Debt Discharge and Reinstatement of Liabilities

         Upon emergence, liabilities subject to compromise, estimated to range between $1,700 million and $1,800 million, are expected to be settled. Pursuant to the terms of the Plan, certain secured and priority claims, estimated to range between $325 million and $375 million, will be settled in cash, and other liabilities, estimated to range between $825 million and $900 million and principally consisting of the Company's environmental, pension and other postretirement benefits, will be reinstated as a liability. The remainder will be settled with the issuance of new common stock in reorganized Solutia. Application of the Plan provisions against the claim amounts is expected to result in the Company recognizing a gain associated with debt discharge ranging from $500 million to $700 million.

         Other Fair Value Changes

         Based on the enterprise valuation disclosed in the Plan and Disclosure Statement, we expect a significant step up in our total assets. As of June 30, 2007, total assets were $2,603 million; we expect that after the application of fresh start, our total assets will exceed $4,000 million. The allocation of the increased asset values is not yet known, but generally will include inventory, property, plant and equipment, goodwill, identified intangible assets, deferred taxes and other long term asset accounts. Liabilities will also be significantly impacted, most notably the debt accounts, in which the Company expects to retire all or substantially all of its existing debt and issue new debt financing which in the aggregate, could be $2,000 million. Also, the pension, other post retirement benefits and environmental liabilities are expected to change as follows.

     o   Other Post Retirement Benefits: Solutia's recorded liability with
         -------------------------------
         respect to providing its retirees with medical and other post-employment benefits is expected to decrease in the range of $80 million to $150 million as a result of a reduction in certain post retirement benefits enacted as of the emergence date. Furthermore, the establishment of a trust to be funded with $175 million obtained from a stock rights offering will further reduce the Company's outstanding OPEB liability. The timing of the stock rights offering is expected to be cotemporaneous with the emergence of the Company from bankruptcy protection.

     o   Pension Plan: Solutia has amended its U.S. qualified pension plan to
         -------------
         cease future benefit accruals in order to reduce required funding obligations to a manageable level. While in Chapter 11, Solutia has funded over $238 million to the Pension Plan, and in 2007, we expect to make additional contributions in the range of $55 million to $105 million. Solutia has satisfied all minimum funding contributions under ERISA.

     o   Environmental Liabilities: Remediation activities are currently being
         --------------------------
         funded by Monsanto for all properties not owned or operated by Solutia during the bankruptcy case with the exception of one off-site remediation project in Sauget, Illinois. Post-emergence, funding for certain of these liabilities will be shared by Monsanto and us, and certain of the activities will be assumed by Monsanto. We believe the assumption of this environmental responsibility will result in an increase in our environmental liability within the range of $100 million to $250 million. A key factor to determining the fair value of this liability is the status of remediation of these projects and the progress in discussions with local and national government authorities in the resolution of other projects. However, the aforementioned adjustment is before consideration of any funding provided to offset these cash outflows, as is currently contemplated in the Plan and Disclosure Statement.

         Equity Account Changes

         As a result of the Plan becoming effective, the then-outstanding equity securities as well as shares held in treasury will be cancelled. The remaining accumulated deficit and accumulated other comprehensive loss will be eliminated and new shares of reorganized Solutia common stock will be issued to certain general unsecured creditors. The consolidated equity position, which as of June 30, 2007 reflects a deficit position of $1,356 million, is expected to be in the range of $900 million to $1,200 million after emergence.

         The Plan is subject to approval by the Bankruptcy Court and the approval of other constituencies in accordance with the U.S. Bankruptcy Code as well as various other conditions and contingencies, some of which are not within the control of Solutia, and therefore are subject to change. One condition precedent to the Company emerging from Bankruptcy is the execution of an exit financing facility which is dependent upon many factors including current conditions of the capital markets. The capital markets have experienced significant volatility since the filing of the Plan and, as a result, the exit financing facility executed by the Company is expected to incorporate terms and conditions less favorable than previously assumed.

         The Disclosure Statement remains subject to change pending the conclusion of the hearing in the Bankruptcy Court to consider the legal adequacy of the Disclosure Statement. Solutia cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court, or any disclosure statement ultimately approved by the Bankruptcy Court and the related impacts on the Company's financial statements, will be consistent with the terms of the Plan and Disclosure Statement.

CONTINGENCIES

         See Note 11 to the accompanying condensed consolidated financial statements for a summary of Solutia's contingencies as of June 30, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

         There have been no material changes in market risk exposures during the six months ended June 30, 2007 that affect the disclosures presented in the information appearing under "Derivative Financial Instruments" on page 43-44 of Solutia's Form 10-K for the year-ended December 31, 2006.

ITEM 4.   CONTROLS AND PROCEDURES

         During the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings. The Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Form 10-Q, Solutia's disclosure controls and procedures are effective to provide reasonable assurance that Solutia records, processes, summarizes, and reports the required disclosure information within the specified time periods. Further, there were no changes in Solutia's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Solutia excluded from its assessment any changes in internal control over financial reporting at Flexsys, which was acquired on May 1, 2007, and whose financial statements reflect total assets and revenues constituting 22% and 12%, respectively, of the related condensed consolidated financial statement amounts as of and for the three months ended June 30, 2007. Solutia will include Flexsys in its evaluation of the design and effectiveness of internal control over financial reporting as of December 31, 2008.

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

         On May 1, 2007, the Bankruptcy Court ruled in favor of Solutia, holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the Prepetition Indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to any security interests or liens of any of Solutia's assets and that the Noteholders are not entitled to any equitable relief. On May 29, 2007 Wilmington Trust and the Ad Hoc Committee of Solutia Noteholders filed separate notices of appeal. Both appeals are pending in the United States District Court for the Southern District of New York. Appellants' opening briefs are due on September 19, 2007.

         EQUITY COMMITTEE ADVERSARY PROCEEDING AGAINST MONSANTO AND PHARMACIA

         Solutia's 2006 Form 10-K described the Equity Committee Adversary Proceeding pending in Solutia's bankruptcy case. This Adversary Proceeding had been stayed indefinitely by the parties pursuant to a standstill agreement which was subject to certain rights of the parties to recommence such proceeding. On April 6, 2007, the Equity Committee provided written notice to Monsanto and Pharmacia terminating the standstill agreement. In addition, the Equity Committee requested that the Bankruptcy Court schedule the Adversary Proceeding for trial. At a hearing on May 18, 2007, the Bankruptcy Court ruled that it would consider the reasonableness of Solutia's proposed settlement of claims asserted by and against Pharmacia and Monsanto in the Chapter 11 case. This hearing is scheduled to commence on October 1, 2007.

LEGAL PROCEEDINGS OUTSIDE SOLUTIA'S BANKRUPTCY CASE
---------------------------------------------------

         FLEXSYS PATENT LITIGATION

         Flexsys holds various patents covering inventions in the manufacture of rubber chemicals, including patents describing and claiming a manufacturing process for 4-aminodiphenylamine ("4-ADPA"), a key building block for the manufacture of 6PPD and IPPD, as well as a manufacturing process for 6PPD and IPPD, which function as anti-degradants and are used primarily in the manufacture of rubber tires.

         Legal Proceedings in the United States

         The ITC proceeding. In February 2005, Flexsys filed a complaint with
         ------------------
the U.S. International Trade Commission ("ITC"), requesting that the ITC initiate an investigation against Sinorgchem Co. Shangdong, a Chinese entity ("Sinorgchem"), Korea Kumho Petrochemical Company, a Korean company ("KKPC"), and third party distributors of Sinorgchem. Flexsys claims that the process Sinorgchem used to make 4-ADPA and 6PPD, its sale of 6PPD for importation into the U.S., and Sinorgchem's sale of 4-ADPA to KKPC and KKPC's importation of 6PPD into the U.S. were covered by Flexsys' patents. Accordingly, Flexsys requested that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities. In February 2006, an Administrative Law Judge ("ALJ") of the ITC determined that Flexsys' patents were valid, that the process used by Sinorgchem to make 4-ADPA and 6PPD was covered by Flexsys' patents, and that Sinorgchem and its distributor, but not KKPC, had violated section 1337 of the U.S. Tariff Act. In July 2006, the ITC substantially upheld the ALJ's decision, and subsequently issued a limited exclusion order against Sinorgchem and its distributor prohibiting them from importing 4-ADPA and 6PPD manufactured by Sinorgchem into the United States. Sinorgchem has appealed the ITC decision to the United States Court of Appeals for the Federal Circuit. Briefing has been completed and oral arguments are scheduled for September 2007.

         Flexsys America L.P. v. Kumho Tire U.S.A., Inc. et al. In January
         -----------------------------------------------------
2005, Flexsys filed suit in United States District Court for the Northern District of Ohio for patent infringement against Sinorgchem, KKPC, Kumho Tire Korea and Kumho Tire US, affiliates of KKPC, and certain other tire distributors seeking monetary damages as well as injunctive relief. This action is currently stayed pending resolution of the ITC matter described above.

         In re Rubber Chemicals Antitrust Litigation. In April 2006, KKPC
         -------------------------------------------
filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code. This matter was subsequently transferred to the United States District Court, Northern District of California. Flexsys has filed a motion to dismiss KKPC's complaint, which is currently pending before the Court.

         Legal Proceedings in Korea

         In April 2004, Flexsys filed a patent infringement action in Korean Civil Court against KKPC seeking to enjoin it from manufacturing 6PPD in violation of Flexsys' Korean patent. Flexsys believes Sinorgchem manufactures 4-ADPA using Flexsys' patented process, that KKPC imports Sinorgchem's 4-ADPA into Korea and uses it to manufacture 6PPD for the production of rubber tires for sale in Korea. In late 2004, the Korean District Court dismissed the action and found Flexsys' Korean patent invalid. The District Court's decision was upheld on appeal by the Korean High Court. Flexsys has appealed the decision to the Supreme Court of Korea.

         Also in April 2004, Sinorgchem filed an action with the Korean Intellectual Property Tribunal ("IPT") seeking to invalidate Flexsys' Korean patent. The IPT issued a decision invalidating significant claims of Flexsys' Korean patent. The IPT decision was reversed on appeal by the Patent Court of Korea. Sinorgchem has appealed the decision to the Supreme Court of Korea.

         Solutia expects the Supreme Court of Korea to render decisions in both cases in early 2008.

         Legal Proceedings in Europe and China

         Various parties, including Sinorgchem and other competitors of Flexsys, have filed other, separate actions in patent courts in Europe and China seeking to invalidate certain of Flexsys' patents issued in those jurisdictions. One decision has been issued to date by the European Patent Office under which it upheld the validity of significant claims of Flexsys' patent. Decisions in the other pending cases are not expected before the end of 2007.

         FLEXSYS TORT LITIGATION

         In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel alleging exposure to dioxin from Flexsys' Nitro, West Virginia facility, which is now closed. The relevant production activities at the facility occurred during Pharmacia's ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (then known as Monsanto, whose interest was subsequently transferred to Solutia in the Solutia Spin-off) and Akzo Nobel. Solutia is not named as a defendant in the lawsuit. The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

         Flexsys has asserted a claim against Pharmacia for indemnification and defense in this litigation. Pursuant to a settlement agreement between Flexsys and Pharmacia, Pharmacia has agreed to defend Flexsys in this litigation and to bear the full cost of such defense. Pharmacia retained its right to assert that it is not obligated to indemnify Flexsys for potential damages with respect to this matter.

         OTHER LEGAL PROCEEDINGS
         -----------------------

         Davis v. Solutia Inc. Employees' Pension Plan; Hammond, et al. v.
         -----------------------------------------------------------------
Solutia Inc. Employees' Pension Plan. Solutia's 2006 Form 10-K described
------------------------------------
consolidated class action cases filed in the Southern District of Illinois captioned Davis, et al. v. Solutia Inc. Employees' Pension Plan and Hammond, et al. v. Solutia Inc. Employees' Pension Plan. With respect to the Pension Plan, plaintiffs moved to certify a class only on their first claim: i.e., that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55. Briefing on the class certification motions was completed in January 2007, and a hearing on the motions is expected to be held on September 12, 2007.

         Dickerson v. Feldman. Solutia's 2006 Form 10-K described a purported
         --------------------
class action captioned Dickerson v. Feldman, et al. filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia's Employee Benefits Plans Committee and Pension and Savings Funds Committee. Oral arguments on the appeal of the District Court's dismissal of the action based upon lack of standing and failure to state a claim on which relief could be granted were heard on May 21, 2007.

         Reiff v. Metz. on June 25, 2007, a purported class action entitled
         -------------
Reiff v. Metz et. al. was filed in the United States District Court, Southern District of New York against the same defendants named in the Dickerson lawsuit described above. The factual allegations and legal claims in Reiff are virtually identical to those in Dickerson. However, the purported class representative in Reiff is a current Solutia employee whereas the purported class representative in Dickerson is not. Defendants have been served with a copy of the Complaint, but have not yet filed a responsive pleading.

         Solutia Inc. v. FMC Corporation. Solutia's 2006 Form 10-K described
         -------------------------------
an action filed by Solutia captioned Solutia Inc. v. FMC Corporation. Solutia and FMC reached a settlement pursuant to which FMC agreed to pay Solutia $23 million in cash, subject to Bankruptcy Court approval. The settlement was approved by the Bankruptcy Court on May 1, 2007 and Solutia received the payment in May 2007.

ITEM 6.  EXHIBITS

           See the Exhibit Index at page 63, of this report.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOLUTIA INC.
                                            -------------------
                                            (Registrant)


                                            /s/ TIMOTHY J. SPIHLMAN
                                            -----------------------
                                            (Vice President and Controller)
                                            (On behalf of the Registrant and as
                                            Principal Accounting Officer)





Date: August 3, 2007

                                 EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

10.1 Syndication and Amendment and Restatement Agreement dated 23 May 2007 for Flexsys Holding B.V., the Company, arranged by KBC Bank N.V. and Citigroup Global Markets Limited with KBC Bank N.V. acting as Agent

10.2 Secured Facilities Agreement amended and restated as at 23 May 2007 for Flexsys Holding B.V. arranged by KBC Bank N.V. and Citigroup Global Markets Limited with KBC Bank N.V. acting as Agent and KBC Bank N.V. acting as Security Trustee.

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