Form 10-Q
period 2007-09-30
SOLUTIA INC
filed 2007-11-06
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13255

SOLUTIA INC.
(Exact name of registrant as specified in its charter)

DELAWARE	43-1781797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 MARYVILLE CENTRE DRIVE, P.O. BOX 66760, ST. LOUIS, MISSOURI	63166-6760
(Address of principal executive offices)	(Zip Code)

(314) 674-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer         Accelerated Filer   X   Non-Accelerated Filer       .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock, $0.01 par value	104,459,578 shares

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net Sales	$961	$709	$2,574	$2,098
Cost of goods sold	801	614	2,187	1,805
Gross Profit	160	95	387	293
Marketing expenses	38	32	105	97
Administrative expenses	27	24	74	68
Technological expenses	12	10	33	34
Amortization expense	--	--	1	1
Operating Income	83	29	174	93
Equity earnings from affiliates	--	7	12	28
Interest expense (a)	(34)	(28)	(93)	(76)
Other income, net	3	6	32	12
Loss on debt modification	--	--	(7)	(8)
Reorganization items, net	(152)	(19)	(185)	(51)
Loss From Continuing Operations Before Income Tax Expense	(100)	(5)	(67)	(2)
Income tax expense	11	5	25	10
Loss from Continuing Operations	(111)	(10)	(92)	(12)
Income from Discontinued Operations, net of tax	--	49	29	59
Net Income (Loss)	$(111)	$39	$(63)	$47

Basic and Diluted Earnings (Loss) per Share:
Loss from Continuing Operations	$(1.06)	$(0.10)	$(0.88)	$(0.11)
Income from Discontinued Operations	0.00	0.47	0.28	0.56
Net Income (Loss)	$(1.06)	$0.37	$(0.60)	$0.45

Basic and Diluted Weighted Average Shares Outstanding	104.5	104.5	104.5	104.5

(a)	Interest expense excludes unrecorded contractual interest expense of $8 for the three months ended September 30, 2007 and 2006, and $24 for the nine months ended September 30, 2007 and 2006.

See accompanying Notes to Condensed Consolidated Financial Statements.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Net Income (Loss)	$(111)	$39	$(63)	$47
Other Comprehensive Income (Loss):
Currency translation adjustments	16	(34)	19	(22)
Net unrealized gain (loss) on derivative instruments	1	(1)	1	(2)
Amortization of prior service gain	(4)	--	(12)	--
Amortization of actuarial loss	5	--	14	--
Comprehensive Income (Loss)	$(93)	$4	$(41)	$23

See accompanying Notes to Condensed Consolidated Financial Statements.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$220	$150
Trade receivables, net of allowances of $6 in 2007 and 2006	442	271
Miscellaneous receivables	133	104
Inventories	417	263
Prepaid expenses and other assets	56	33
Assets of discontinued operations	9	42
Total Current Assets	1,277	863
Property, Plant and Equipment, net of accumulated depreciation of $2,818 in 2007 and $2,482 in 2006	1,026	784
Investments in Affiliates	1	193
Goodwill	144	89
Identified Intangible Assets, net	53	31
Other Assets	137	99
Total Assets	$2,638	$2,059

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$305	$218
Accrued liabilities	294	233
Short-term debt, including current portion of long-term debt	963	650
Liabilities of discontinued operations	8	15
Total Current Liabilities	1,570	1,116
Long-Term Debt	365	210
Other Liabilities	308	289
Total Liabilities not Subject to Compromise	2,243	1,615

Liabilities Subject to Compromise	1,844	1,849

Shareholders’ Deficit:
Common stock (authorized, 600,000,000 shares, par value $0.01)
Issued: 118,400,635 shares in 2007 and 2006	1	1
Additional contributed capital	56	56
Treasury stock, at cost (13,941,057 shares in 2007 and 2006)	(251)	(251)
Net deficiency of assets at spinoff	(113)	(113)
Accumulated other comprehensive loss	(45)	(67)
Accumulated deficit	(1,097)	(1,031)
Total Shareholders’ Deficit	(1,449)	(1,405)
Total Liabilities and Shareholders’ Deficit	$2,638	$2,059

See accompanying Notes to Condensed Consolidated Financial Statements.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Nine Months Ended September 30,
	2007	2006
INCREASE IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)	$(63)	$47
Adjustments to reconcile net income to Cash From Operations:
Income from discontinued operations, net of tax	(29)	(59)
Depreciation and amortization	84	82
Restructuring expenses and other charges (gains)	(24)	3
Gain on sale of assets	(10)	--
Amortization of deferred credits	(7)	(6)
Deferred income taxes	--	1
Equity earnings from affiliates	(12)	(28)
Changes in assets and liabilities:
Income taxes payable	13	1
Trade receivables	(65)	(76)
Inventories	(47)	(45)
Accounts payable	54	15
Other assets and liabilities	27	58
Liabilities subject to compromise:
Pension plan liabilities	(89)	(153)
Other postretirement benefit liabilities	(27)	(45)
Other liabilities subject to compromise	125	(9)
Cash Used in Operating Activities - Continuing Operations	(70)	(214)
Cash Provided by Operating Activities - Discontinued Operations	4	3
Cash Used in Operating Activities	(66)	(211)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(103)	(74)
Acquisition and investment payments	(120)	(16)
Restricted cash	4	--
Investment and property disposals	18	5
Cash Used in Investing Activities - Continuing Operations	(201)	(85)
Cash Provided by Investing Activities - Discontinued Operations	54	68
Cash Used in Investing Activities	(147)	(17)

FINANCING ACTIVITIES:
Net change in multi-currency lines of credit	25	--
Proceeds from short-term debt obligations	325	350
Reductions in short-term debt obligations	(53)	--
Proceeds from long-term debt obligations	75	--
Reductions in long-term debt obligations	--	(51)
Net change in revolving credit facility	(78)	--
Debt issuance costs	(7)	(9)
Deferred debt issuance costs	(4)	(8)
Other financing activities	--	(7)
Cash Provided by Financing Activities - Continuing Operations	283	275

INCREASE IN CASH AND CASH EQUIVALENTS	70	47

CASH AND CASH EQUIVALENTS:
Beginning of year	150	107
End of period	$220	$154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for reorganization items	$(58)	$(46)
See accompanying Notes to Condensed Consolidated Financial Statements.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Nature of Operations and Bankruptcy Proceedings

Nature of Operations

Solutia Inc., together with its subsidiaries (referred to herein as “Solutia”, the “Solutia Group” or the “Company”), is a global manufacturer and marketer of a variety of high-performance chemical-based materials.  Solutia is a world leader in performance films for laminated safety glass and after-market applications; chemicals for the rubber industry; specialty products such as heat transfer fluids and aviation hydraulic fluids; and an integrated family of nylon products including high-performance polymers and fibers.

Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation, a wholly-owned subsidiary of Pfizer, Inc. (“Pharmacia”)).  On September 1, 1997, Pharmacia distributed all of the outstanding shares of common stock of Solutia as a dividend to Pharmacia stockholders (the “Solutia Spinoff”).  As a result of the Solutia Spinoff, on September 1, 1997, Solutia became an independent publicly held company and its operations ceased to be owned by Pharmacia.  A net deficiency of assets of $113 resulted from the Solutia Spinoff.

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

Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants.  Since the Chapter 11 filing, orders sufficient to enable Solutia to conduct normal business activities, including the approval of Solutia's DIP financing, have been entered by the Bankruptcy Court.  While Solutia is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the Bankruptcy Court.  Under the U.S. Bankruptcy Code, Solutia had the exclusive right to propose a plan of reorganization for 120 days following the Chapter 11 filing date.  Upon Solutia's motion, the Bankruptcy Court has subsequently approved extensions of this exclusivity period.  On July 16, 2007, Solutia filed its most recent motion to extend its exclusivity until December 31, 2007.  On July 27, 2007, the Bankruptcy Court extended Solutia's exclusivity period to the date on which the Court enters an order determining Solutia's motion.

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
(Dollars in millions, except per share amounts or otherwise noted)
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

On October 15, 2007, Solutia filed its Fifth Amended Joint Plan of Reorganization (the “Plan”) and the related Fifth Amended Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court.  The Disclosure Statement was approved by the Bankruptcy Court on October 19, 2007.  The Plan is based on a comprehensive settlement reached with all of the major constituents in Solutia’s bankruptcy case which includes the following parties:  Monsanto, noteholders controlling at least $300 in principal amount of the 2027/2037 notes, the Official Committee of General Unsecured Creditors, the Official Committee of Equity Security Holders and  the Ad Hoc Trade Committee.

The Disclosure Statement contains a description of the events that led up to the Debtors’ bankruptcy filing, the actions the Debtors’ have taken to improve their financial situation while in bankruptcy, a current description of the Debtors’ businesses and a summary of the classification and treatment of allowed claims and equity interests under the Plan.  The Disclosure Statement has been sent to Solutia’s creditors and equity interest holders to solicit approval of the Plan.  Following the solicitation period, the court will hold a hearing on November 29, 2007 to determine whether or not to confirm the Plan.  In the event the Plan is approved, Solutia will thereafter emerge from Chapter 11.

Set forth below is a brief description of certain terms of the Plan.  These terms remain subject to change and are qualified in their entirety by reference to the Plan and Disclosure Statement.

Under the Plan, Solutia will emerge from bankruptcy as an independent publicly-held company (“reorganized Solutia”).  The Plan provides for a re-allocation of legacy liabilities between Monsanto and Solutia, and an underlying settlement with the Official Committee of Retirees, the terms of which are set forth in the Monsanto Settlement Agreement and the Retiree Settlement Agreement, which have been filed with the Bankruptcy Court.

The Plan contemplates the completion of two rights offerings to raise new equity capital:  (1) $250 of new common stock will be sold to the noteholders and general unsecured creditors ("Creditor Rights Offering") and (2) $175 or 17 percent of new common stock will be sold pursuant to another rights offering to holders of at least 11 shares of common stock ("Equity Rights Offering").  The $250 generated as a result of the Creditor Rights Offering will be used as follows: $175 will be set aside in a Voluntary Employees’ Beneficiary Association (VEBA) Retiree Trust to fund the retiree welfare benefits for those pre-spin retirees who receive these benefits from Solutia; and $75 will be used by Solutia to pay for other legacy liabilities being retained by the Company.  A group of Solutia's creditors has committed to backstop the Creditor Rights Offering.  The $175 generated as a result of the Equity Rights Offering will be paid to Monsanto in connection with the settlement of its claims.  Any portion of the 17 percent of the new common stock that is not purchased by current equity holders will be distributed to Monsanto.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Under the Plan, current equity holders that own at least 175 shares of Solutia common stock will receive their pro rata share of 1 percent of the new common stock and current equity holders that own at least 11 shares of Solutia common stock will receive additional rights as described above.  Additionally, current equity security holders will have the following rights:  i) holders who own at least 24 shares of Solutia common stock will receive their pro rata share of five-year warrants to purchase 7.5 percent of the new common stock; and ii) holders who own at least a 107 shares of Solutia common stock will receive the right to participate in a buy out for cash of  general unsecured claims of less than $100 thousand but more than $2.5 thousand for an amount equal to 52.35 percent of the allowed amount of such claims, subject to election of each general unsecured creditor to sell their claim.

Distributions provided creditors and equity holders are set forth in the Plan and Disclosure Statement which have been filed with the Securities & Exchange Commission as exhibits to Form 8-K, dated October 22, 2007.

The Plan is subject to approval by the Bankruptcy Court in accordance with the U.S. Bankruptcy Code as well as various other conditions and contingencies, some of which are not within the control of Solutia.  Solutia cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court will be consistent with the terms of the Plan.  Although the Plan provides for Solutia’s emergence from bankruptcy as a going concern, there can be no assurance that the Plan, or any other plan of reorganization, will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

Basis of Presentation

These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Solutia’s 2006 Annual Report on Form 10-K (“2006 Form 10-K”), as re-casted and filed with the Securities and Exchange Commission (“SEC”) in a Form 8-K/A on October 4, 2007.

The condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business.  Continuation of Solutia as a going concern is contingent upon, among other things, Solutia’s ability to (i) comply with the terms and conditions of its DIP financing; (ii) obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (iii) return to profitability; (iv) generate sufficient cash flow from operations; and (v) obtain financing sources to meet Solutia’s future obligations.  These matters create substantial doubt about Solutia’s ability to continue as a going concern.  The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a confirmed plan of reorganization could materially change amounts reported in the condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods reported.  Such adjustments are of a normal, recurring nature.  In addition, footnote disclosures which would substantially duplicate the disclosures in the audited consolidated financial statements have been omitted in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Condensed Consolidating Financial Statements

Condensed consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of September 30, 2007 and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006 are presented below.  These condensed consolidating financial statements include investments in subsidiaries carried under the equity method.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2007

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated

Net Sales	$673	$470	$(182)	$961
Cost of goods sold	590	395	(184)	801
Gross Profit	83	75	2	160

Marketing, administrative and technological expenses	51	26	--	77
Operating Income	32	49	2	83

Equity earnings from affiliates	26	--	(26)	--
Interest expense	(28)	(6)	--	(34)
Other income (expense), net	13	(4)	(6)	3
Reorganization items, net	(152)	--	--	(152)
Income (Loss) Before Income Taxes	(109)	39	(30)	(100)
Income tax expense	2	10	(1)	11
Net Income (Loss)	(111)	29	(29)	(111)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2007

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated

Net Sales	$1,959	$1,092	$(477)	$2,574
Cost of goods sold	1,744	931	(488)	2,187
Gross Profit	215	161	11	387

Marketing, administrative and technological expenses	148	64	--	212
Amortization expense	--	1	--	1
Operating Income	67	96	11	174

Equity earnings (loss) from affiliates	65	(1)	(52)	12
Interest expense	(80)	(13)	--	(93)
Other income (expense), net	57	(7)	(18)	32
Loss on debt modification	(7)	--	--	(7)
Reorganization items, net	(185)	--	--	(185)
Income (Loss) from Continuing Operations Before Income Taxes	(83)	75	(59)	(67)
Income tax expense	5	20	--	25
Income (Loss) from Continuing Operations	(88)	55	(59)	(92)
Income from discontinued operations, net of tax	25	3	1	29
Net Income (Loss)	$(63)	$58	$(58)	$(63)

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2006

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated

Net Sales	$607	$226	$(124)	$709
Cost of goods sold	547	194	(127)	614
Gross Profit	60	32	3	95

Marketing, administrative and technological expenses	53	13	--	66
Amortization expense	(1)	1	--	--
Operating Income	8	18	3	29

Equity earnings (loss) from affiliates	64	(1)	(56)	7
Interest expense	(21)	(7)	--	(28)
Other income, net	9	3	(6)	6
Reorganization items, net	(19)	--	--	(19)
Income (Loss) from Continuing Operations Before Income Taxes	41	13	(59)	(5)
Income tax expense	3	3	(1)	5
Income (Loss) from Continuing Operations	38	10	(58)	(10)
Income from discontinued operations, net of tax	1	48	--	49
Net Income	$39	$58	$(58)	$39

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2006

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated

Net Sales	$1,784	$660	$(346)	$2,098
Cost of goods sold	1,598	569	(362)	1,805
Gross Profit	186	91	16	293

Marketing, administrative and technological expenses	159	40	--	199
Amortization expense	--	1	--	1
Operating Income	27	50	16	93

Equity earnings (loss) from affiliates	116	(3)	(85)	28
Interest expense	(58)	(18)	--	(76)
Other income, net	25	6	(19)	12
Loss on debt modification	(8)	--	--	(8)
Reorganization items, net	(51)	--	--	(51)
Income (Loss) from Continuing Operations Before Income Taxes	51	35	(88)	(2)
Income tax expense	4	7	(1)	10
Income (Loss) from Continuing Operations	47	28	(87)	(12)
Income from discontinued operations, net of tax	--	59	--	59
Net Income	$47	$87	$(87)	$47

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2007

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated
Assets
Current assets	$584	$819	$(126)	$1,277
Property, plant and equipment, net	649	377	--	1,026
Investment in subsidiaries	644	213	(856)	1
Goodwill and identified intangible assets, net	100	71	26	197
Other assets	57	80	--	137
Total Assets	$2,034	$1,560	$(956)	$2,638

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities	$1,327	$338	$(95)	$1,570
Long-term debt	19	346	--	365
Other liabilities	175	241	(108)	308
Total Liabilities Not Subject to Compromise	1,521	925	(203)	2,243

Liabilities Subject to Compromise	1,962	--	(118)	1,844

Total Shareholders’ Equity (Deficit)	(1,449)	635	(635)	(1,449)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,034	$1,560	$(956)	$2,638

Condensed Consolidating Balance Sheet as of December 31, 2006

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated
Assets
Current assets	$502	$446	$(85)	$863
Property, plant and equipment, net	660	124	--	784
Investment in subsidiaries and affiliates	448	217	(472)	193
Goodwill and identified intangible assets, net	100	20	--	120
Other assets	57	42	--	99
Total Assets	$1,767	$849	$(557)	$2,059

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities	$1,011	$169	$(64)	$1,116
Long-term debt	--	210	--	210
Other liabilities	198	91	--	289
Total Liabilities Not Subject to Compromise	1,209	470	(64)	1,615

Liabilities Subject to Compromise	1,963	--	(114)	1,849

Total Shareholders’ Equity (Deficit)	(1,405)	379	(379)	(1,405)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,767	$849	$(557)	$2,059

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2007

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated
Net Cash Provided by (Used in) Operating Activities	$(95)	$29	$--	$(66)
Net Cash Used in Investing Activities	(13)	(134)	--	(147)
Net Cash Provided by Financing Activities	123	160	--	283
Net Increase in Cash and Cash Equivalents	15	55	--	70

Cash and Cash Equivalents:
Beginning of year	38	112	--	150
End of period	$53	$167	$--	$220

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2006

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated
Net Cash Provided by (Used in) Operating Activities	$(254)	$43	$--	$(211)
Net Cash Provided by (Used in) Investing Activities	(72)	55	--	(17)
Net Cash Provided by (Used in) Financing Activities	347	(72)	--	275
Net Increase in Cash and Cash Equivalents	21	26	--	47

Cash and Cash Equivalents:
Beginning of year	18	89	--	107
End of period	$39	$115	$--	$154

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.  Solutia is currently evaluating the impact of SFAS No. 159 on the condensed consolidated financial statements.

2.  Liabilities Subject to Compromise and Reorganization Items, Net

Liabilities Subject to Compromise

Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as a debtor-in-possession. These estimated claims are reflected in the Condensed Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of September 30, 2007 and December 31, 2006 and are summarized in the table below.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations with claimants, rejection or assumption of executory contracts, determination of value of any collateral securing claims, reconciliation of proofs of claim or other events.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Solutia has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses; (vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business.  Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of September 30, 2007 and December 31, 2006, as applicable.

The amounts subject to compromise consisted of the following items:

	September 30, 2007	December 31, 2006
Postretirement benefits (a)	$684	$800
Litigation reserves (b)	106	111
Accounts payable (c)	108	116
Environmental reserves (d)	80	81
Other miscellaneous liabilities (e)	241	73

6.72% debentures due 2037(f)	150	150
7.375% debentures due 2027(f)	300	300
11.25% notes due 2009 (g)	223	223
Other (h)	--	43
	673	716
Unamortized debt discount and debt issuance costs	(48)	(48)
Total Debt Subject to Compromise	625	668
Total Liabilities Subject to Compromise	$1,844	$1,849

(a)
Postretirement benefits include Solutia’s domestic (i) qualified pension plan liabilities of $216 and $305 as of September 30, 2007 and December 31, 2006, respectively; (ii) non-qualified pension plan liabilities of $19 as of both September 30, 2007 and December 31, 2006; and (iii) other postretirement benefits liabilities of $449 and $476 as of September 30, 2007 and December 31, 2006, respectively.  Pursuant to a Bankruptcy Court order, Solutia made payments with respect to other postretirement obligations of approximately $56 in the nine months ended September 30, 2007. Solutia also made $87 of contributions to its qualified pension plan pursuant to IRS funding requirements in the nine months ended September 30, 2007.

(b)
An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the Bankruptcy Court process.  Consequently, Solutia's accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of September 30, 2007 and December 31, 2006.  Pursuant to a Bankruptcy Court order, Solutia made a scheduled payment of $5 in the third quarter 2007 with respect to the Anniston litigation settlement reached in 2003.  See Note 10 for further disclusure with respect to litigation liabilities subject to compromise.

(c)	Pursuant to Bankruptcy Court orders, Solutia settled certain accounts payable liabilities subject to compromise in the nine months ended September 30, 2007.
(d)
Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations.  See Note 10 for further disclosure with respect to environmental liabilities subject to compromise.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

(e)
During the third quarter 2007, Solutia resolved a disputed unsecured claim with Calpine Central, L.P. and Decatur Energy Center, LLC (collectively “Calpine”) allegedly caused by Solutia’s rejection, pursuant to Section 365 of the Bankruptcy Code, of various 20-year energy-sourcing agreements.  The settlement resulted in an allowed general unsecured claim of $140 and was recorded as a charge to Reorganization items, net in the Condensed Consolidated Statement of Operations in the third quarter 2007.  Also in the third quarter 2007, Solutia resolved a disputed claim regarding its synthetic lease agreement associated with its corporate headquarters with certain creditors, in part, by providing an allowed general unsecured claim of $27.  See (h) below for further discussion.

(f)
While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027.  The amount of contractual interest expense not recorded in the nine months ended September 30, 2007 was approximately $24.

(g)
Pursuant to a Bankruptcy Court order, Solutia is required to continue payments of the contractual interest on its 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code; provided, however, that Solutia's Unsecured Creditors' Committee has the right at any time, and Solutia has the right at any time after the payment of the contractual interest made in July 2005, to seek to terminate Solutia's obligation to continue making the interest payments. Solutia or the Unsecured Creditors' Committee could successfully terminate all or part of Solutia's interest payment obligations only after a showing that the noteholders are not entitled to adequate protection, which would depend, among other things, on the value of the collateral securing the notes as of December 17, 2003, and whether that value is decreasing during the course of Solutia's bankruptcy case. The amount of contractual interest paid with respect to these notes was approximately $25 in the nine months ended September 30, 2007, and the accrued interest related to these notes was included in Accrued liabilities classified as not subject to compromise as of September 30, 2007 and December 31, 2006.

(h)
Represents the debt obligation incurred upon the consolidation of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.  The obligation represents the synthetic lease arrangement with respect to Solutia’s corporate headquarters building.  During the third quarter 2007, Solutia resolved a disputed claim regarding its synthetic lease and obtained Bankruptcy Court approval.  The creditors were provided a secured claim of $20, which was settled by the issuance of promissory notes, and $27 of such settlement was allowed as a general unsecured claim.  The $20 of promissory notes has been recorded as a debt obligation as of September 30, 2007 (See Note 12) and the $27 unsecured claim has been transferred to other miscellaneous liabilities within Liabilities Subject to Compromise.  The settlement resulted in a $6 gain from the settlement of a pre-petition claim and recorded in Reorganization items, net in the Condensed Consolidated Statement of Operations in the third quarter 2007.

Reorganization Items, Net

Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Reorganization items, net consisted of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Professional fees (a)	$(18)	$(13)	$(50)	$(40)
Severance and employee retention costs (b)	(1)	(1)	(4)	(4)
Adjustments to allowed claim amounts (c)	(134)	--	(134)	2
Settlements of pre-petition claims (d)	1	--	3	--
Other	--	(5)	--	(9)
Total Reorganization Items, net	$(152)	$(19)	$(185)	$(51)

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

(a)	Professional fees for services provided by debtor and creditor professionals directly related to Solutia’s reorganization proceedings.
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

3.  Retrospective Application of New Accounting Guidance

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities (“FSP AUG AIR-1”), that eliminates the acceptability of the accrue-in-advance method of accounting for planned major maintenance activities.  This staff position was effective for fiscal years beginning after December 15, 2006 and requires retrospective application to all prior period results presented.  Historically, the Company has accrued for certain major maintenance activities associated with periodic major overhauls and maintenance of equipment under the accrue-in-advance method.

Periodically, Solutia conducts a complete shutdown of certain manufacturing units (“turnaround”) to perform necessary inspection, repairs, and maintenance.  These planned turnarounds generally occur every two to three years.  With the adoption of FSP AUG AIR-1 on January 1, 2007, Solutia implemented the deferral method for costs associated with significant turnarounds, which include costs for material, labor, supplies and contractor assistance.

Solutia retrospectively applied the change from the accrue-in-advance method to the deferral method.  The following balances in the Condensed Consolidated Statement of Financial Position as of December 31, 2006 and the Condensed Consolidated Statement of Operations for the three months ended and nine months ended September 30, 2006 have been restated from amounts previously reported as follows:

	As Previously Reported (a)	As Adjusted (a)
At December 31, 2006:
Prepaid expenses and other assets	$30	$33
Other assets	99	99
Accrued liabilities	242	233
Accumulated deficit	(1,043)	(1,031)

For the three months ended September 30, 2006:
Cost of goods sold	$609	$614
Loss from continuing operations	(5)	(10)
Net Income	44	39

Loss from continuing operations per basic and diluted share	$(0.05)	$(0.10)
Net income per basic and diluted share	$0.42	$0.37

For the nine months ended September 30, 2006:
Cost of goods sold	$1,802	$1,805
Loss from continuing operations	(9)	(12)
Net Income	50	47

Loss from continuing operations per basic and diluted share	$(0.09)	$(0.11)
Net income per basic and diluted share	$0.48	$0.45

(a)	Amounts have been adjusted from prior filings to present the DEQUEST® business as a discontinued operation as further described in Note 5.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

4.  Stock Option Plans

Solutia has two stock-based incentive plans under which awards are available for grants to officers and employees; the Solutia Inc. 2000 Stock-Based Incentive Plan ("2000 Plan") and the Solutia Inc. 1997 Stock-Based Incentive Plan ("1997 Plan"). The 2000 Plan authorizes up to 5,400,000 shares and the 1997 Plan up to 7,800,000 shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards.  The shares used may be newly issued shares, treasury shares or a combination. Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date.  Additionally, the plans provide that the term of any stock option granted may not exceed 10 years.  At September 30, 2007, approximately 2,310,733 shares from the 2000 Plan and 5,132,085 shares from the 1997 Plan remained available for grants.

During the nine months ended September 30, 2007, no options were granted to current executive officers and other senior executives as a group, or to other employees.  Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 3,011,000, and those to other employees totaled 10,016,592, through September 30, 2007.  The options granted to Solutia’s executive officers and other senior executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant.  The options granted to the other management employees are time-based.  They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia’s board of directors.  This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors.  Only treasury shares may be used.  Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia’s common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years.  At September 30, 2007, 25,174 shares of Solutia’s common stock remained available for grants under the plan.  There were no options or deferred shares granted in the nine months ended September 30, 2007 as all non-employee director compensation is now paid in cash.

There were no options granted or exercised during the nine months ended September 30, 2007.  Accordingly, no compensation cost with respect to such activities was recognized in the Condensed Consolidated Statement of Operations in the nine months ended September 30, 2007.  The fair value related to options granted prior to January 1, 2006 was fully amortized as of June 30, 2006 in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, and, therefore, the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows did not include any compensation costs or any related effects associated with these options for the nine months ended September 30, 2007.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    A summary of Solutia’s stock option plans for the nine months ended September 30, 2007 is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2007	12,399,230	$15.49	--	--
Granted	--	0.00	--	--
Exercised	--	0.00	--	--
Expired	(5,126,171)	16.58	--	--
Outstanding at March 31, 2007	7,273,059	$14.72	2.1	$(107)
Granted	--	0.00	--	--
Exercised	--	0.00	--	--
Expired	(30,483)	14.48	--	--
Outstanding at June 30, 2007	7,242,576	$14.72	1.8	$(107)
Granted	--	0.00	--	--
Exercised	--	0.00	--	--
Expired	(2,194,148)	19.16	--	--
Outstanding at September 30, 2007	5,048,428	$12.79	2.3	$(65)

Exercisable at September 30, 2007	4,972,428	$12.86	2.3	$(64)

(a)
Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of Solutia’s common stock as of the reporting date.

5.  Acquisition and Divestitures

Acquisition – Rubber Chemicals Business

On May 1, 2007, Solutia purchased Akzo Nobel’s 50 percent interest in the Flexsys joint venture (“Flexsys”) simultaneous with Flexsys’ purchase of Akzo Nobel’s CRYSTEX® manufacturing operations in Japan for $25.  Under the terms of the purchase agreement, Solutia purchased Akzo Nobel’s interest in Flexsys for $213.  The purchase was settled by cash payment of $115 plus the debt assumption by Solutia of Akzo Nobel’s pro-rata share of the projected Flexsys pension liability and the outstanding balance on the existing term and revolving credit facility.   As a result of the acquisition, Solutia eliminated the investment in Flexsys in Investments in Affiliates on the Condensed Consolidated Statement of Financial Position.  Subsequent to the acquisition, Solutia reduced the projected pension liability via the payment of $27 to the United Kingdom Defined Benefit Pension Plan, which was classified as cash used in operating activities in the Condensed Consolidated Statement of Cash Flows.

In conjunction with the acquisition, Solutia refinanced the existing Flexsys $200 term and revolving credit facility with a new debt agreement comprised of a $75 term loan and $150 revolving credit facility.  The refinanced term and revolving credit facility has a term of five years and is secured by substantially all of the assets of Flexsys.

Flexsys is the world’s leading supplier of chemicals to the rubber processing and related industries and manufactures more than fifty different products consisting of vulcanizing agents and rubber chemicals.  The acquisition was made to grow Solutia’s portfolio of businesses that provide a return greater than the cost of capital.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The following pro forma financial information presents the combined results of operations of Solutia and Flexsys, as if the acquisition had occurred at the beginning of the period presented.  The Flexsys acquisition created a fourth operating segment within Solutia, titled Rubber Chemicals, and the results of operations are included in the Performance Products reportable segment from the acquisition date.  The equity income recorded by Solutia prior to May 1, 2007 has been eliminated in the pro forma financial information.  The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented and should not be taken as representative of Solutia’s future consolidated results of operations.  Pro forma results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Actual	Pro Forma	Pro Forma	Pro Forma
	2007	2006	2007	2006
Net sales	$961	$859	$2,781	$2,564
Net income (loss)	(111)	47	(47)	73

Net income (loss) per basic and diluted share	$(1.06)	$0.45	$(0.45)	$0.70

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

Discontinued Operations – Water Treatment Phosphonates Business

On May 31, 2007, Solutia sold DEQUEST®, its water treatment phosphonates business (“Dequest”) to Thermphos Trading GmbH (“Thermphos”).  Under the terms of the agreement, Thermphos purchased the assets and assumed certain of the liabilities of Dequest for $67, subject to a working capital adjustment.  As part of the closing of the sale, affiliated companies of Solutia and Thermphos entered into a ten year lease and operating agreement under which Solutia will continue to operate the Dequest production facility for Thermphos at Solutia’s plant in Newport, Wales, United Kingdom.  Solutia does not consider the cash flows generated by the lease and operating agreement to be direct cash flows of Dequest since Solutia has not retained any risk or reward in the business.

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

The carrying amounts of assets and liabilities from Dequest have been classified as current in the Condensed Consolidated Statement of Financial Position and consisted of the following:

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Trade receivables	$4	$17
Miscellaneous receivables	--	1
Inventories	3	11
Prepaid expenses and other assets	2	1
Property, plant and equipment, net	--	11
Other assets	--	1
Assets of discontinued operations	$9	$42

Liabilities:
Accounts payable	$3	$10
Accrued liabilities	5	4
Liabilities of discontinued operations	$8	$14

The operating results of Dequest have been reported separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations for each period presented.  Net sales and income from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Net sales	$--	$29	$43	$83
Income (Loss) before income taxes	--	(1)	34	2
Income tax expense	--	--	5	1
Income (Loss) from discontinued operations	$--	$(1)	$29	$1

Discontinued Operations – Pharmaceutical Services Business

On August 22, 2006, Solutia’s 100% owned subsidiary Solutia Europe S.A./N.V. (“SESA”), sold its pharmaceutical services business to Dishman Pharmaceuticals & Chemicals Ltd. (“Dishman”).  Under the terms of the sale, Dishman purchased 100 percent of the stock of the pharmaceutical services business, as well as certain other assets used in the pharmaceutical services business, for $77, subject to certain purchase price adjustments.  Dishman also assumed substantially all of the liabilities relating to the pharmaceutical services business, other than certain liabilities that arose prior to the closing of the transaction and liabilities under certain employment agreements.  SESA agreed, subject to certain exceptions, that for a period of three years after the closing of the transaction neither it nor its affiliates will compete with the pharmaceutical services business or solicit for employment certain employees of the pharmaceutical services business and their current affiliates.

The pharmaceutical services business was a component of the Performance Products segment prior to the classification as discontinued operations.  Solutia recorded a gain on the sale of the pharmaceutical services business of $49 in 2006.  Further, Solutia used $51 of the proceeds from the sale to pay down SESA’s €200 facility agreement.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The carrying amounts of assets and liabilities from the pharmaceutical services business have been classified as current in the Condensed Consolidated Statement of Financial Position at December 31, 2006 and consisted of the following:

December 31, 2006
Assets:
Assets of discontinued operations	$--

Liabilities:
Accrued liabilities	1
Liabilities of dsicontinued operations	$1

The operating results of the pharmaceutical services business have been reported separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Operations for each period presented.  Net sales and income from discontinued operations are as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Net sales	$5	$42
Income before income taxes	50	54
Income tax benefit	--	(4)
Income from discontinued operations	$50	$58

Solutia recorded a gain on the sale of the pharmaceutical services business of $49.  The gain on sale was exempt from tax outside the United States and no gain was realized for United States tax purposes.

6.  Goodwill and Other Intangible Assets

Goodwill

Goodwill of $144 and $89 at September 30, 2007 and December 31, 2006, respectively, was allocated to the Performance Products segment. The $55 increase in goodwill as of September 30, 2007 consisted of $54 as a result of the consolidation of the existing goodwill at May 1, 2007 of Flexsys in addition to the reclassification of existing Flexsys goodwill previously recorded as a component of investment in affiliates and $1 from exchange rate fluctuations.  As further described in Note 5, the Company purchased the remaining 50 percent interest in the Flexsys joint venture and, as a result, began consolidating the results of Flexsys effective May 1, 2007.

Identified Intangible Assets

Identified intangible assets generally are comprised of (i) amortizable contract-based intangible assets, trade names, patents, and unpatented technology with finite useful lives, and (ii) indefinite-lived trademarks not subject to amortization.  These intangible assets are summarized in aggregate as follows:

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	September 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets (a)	$35	$(8)	$27	$12	$(7)	$5
Trademarks	26	--	26	26	--	26
Total Identified Intangible Assets	$61	$(8)	$53	$38	$(7)	$31

(a)	The $23 increase in Gross Carrying Value as of September 30, 2007 as compared to December 31, 2006 is a result of the Flexsys acquisition of $18 (as further described in Note 5) , $4 from an other asset acquisition and exchange rate fluctuations of $1.

     There were no changes to amortizable lives or methods during the nine months ended September 30, 2007.  In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $2 annually from 2007 through 2010 and $1 in 2011.

7.  Detail of Certain Balance Sheet Accounts

Inventories	September 30, 2007	December 31, 2006
Finished goods	$328	$217
Goods in process	195	165
Raw materials and supplies	123	90
Inventories, at FIFO cost	646	472
Excess of FIFO over LIFO cost	(229)	(209)
Total Inventories	$417	$263

Inventories at FIFO approximate current cost.

Property, Plant and Equipment	September 30, 2007	December 31, 2006
Land	$35	$18
Leasehold improvements	41	37
Buildings	489	432
Machinery and equipment	3,181	2,713
Construction in progress	98	66
Total property, plant and equipment	3,844	3,266
Less accumulated depreciation	(2,818)	(2,482)
Total	$1,026	$784

Accrued Liabilities	September 30, 2007	December 31, 2006
Wages and benefits	$85	$59
Accrued selling expenses	32	32
Accrued interest	12	20
Other	165	122
Total Accrued Liabilities	$294	$233

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
8.  Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).   FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 eliminates income taxes from the scope of SFAS No. 5, Accounting for Contingencies.

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

The total amount of unrecognized tax benefits at January 1, 2007 was $109.  Included in the balance at January 1, 2007 were $35 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $74 of unrecognized tax benefits that, if recognized, would result in adjustments to other tax accounts.

The total amount of unrecognized tax benefits at September 30, 2007 was $124.  Included in the balance at September 30, 2007 were $43 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $81 of unrecognized tax benefits that, if recognized, would result in adjustments to other tax accounts.  The increases in these amounts are mainly the result of currency exchange rate fluctuations and tax positions related to events in the current year.

Solutia recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, Solutia accrued $3 for interest and $5 for penalties.  As of September 30, 2007 the amount accrued for interest was $4 and for penalties was $6.

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

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
9.  Restructuring Reserves

In accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, Solutia recorded $10 to the restructuring reserve during the three months ended September 30, 2007 as an adjustment to the purchase price allocation related to the acquisition of Flexsys (See Note 5).  The costs included in this restructuring reserve consist of costs to exit administrative offices in Akron, Ohio and Brussels, Belgium, severance and retraining costs, and relocation costs of employees moving to Solutia’s corporate headquarters.  In addition to the Flexsys restructuring reserve, Solutia recorded $1 of severance and retraining costs in Costs of Goods Sold involving headcount reductions within the Performance Products segment.

In addition to the activity during the three months ended September 30, 2007, Solutia recorded $1 of severance and retraining costs during the nine months ended September 30, 2007 in Costs of Goods Sold involving headcount reductions within the Performance Products segment and, as a result of Solutia’s acquisition of Flexsys, Solutia assumed Flexsys’ $2 restructuring reserve at May 1, 2007.

A summary of restructuring activity during the three and nine months ended September 30, 2007 is as follows:

	Decommissioning/ Dismantling	Future Contractual Payments	Employment Reductions	Total

Balance at December 31, 2006	$1	$2	$2	$5
Charges taken	--	--	1	1
Amounts utilized	--	--	(1)	(1)
Balance at March 31, 2007	$1	$2	$2	$5
Assumed liabilities	--	--	2	2
Amounts utilized	--	(1)	(1)	(2)
Balance at June 30, 2007	$1	$1	$3	$5
Acquisition related liabilities	--	2	8	10
Charges taken	--	--	1	1
Amounts utilized	--	--	(2)	(2)
Balance at September 30, 2007	$1	$3	$10	$14

Solutia cannot forecast the level of future restructuring charges due to the inherent uncertainty involved in operating as a debtor-in-possession under Chapter 11 bankruptcy protection.

10.  Contingencies

Litigation

Because of the size and nature of Solutia's business, Solutia is a party to numerous legal proceedings.  Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages.  In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings.  Solutia ceased performing these defense and indemnification obligations to Pharmacia shortly after filing for Chapter 11 protection because such obligations constitute pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization.  Pharmacia has asserted a claim in Solutia's Chapter 11 case pertaining to these and other matters which will be resolved via the Plan as discussed in Note 1.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Monsanto also indemnified Pharmacia with respect to a number of legal proceedings described in Solutia’s 2003 Form 10-K/A in which Solutia was a named defendant or was defending solely due to its Pharmacia related indemnification obligations referred to above.  Solutia is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by Monsanto or other named defendants.  Accordingly, Solutia has ceased reporting on the status of those legal proceedings.  The legal proceedings in this category relate to property damage, personal injury, products liability, premises liability or other damages relating to exposure to PCB, asbestos and other chemicals manufactured before the Solutia Spinoff.  Defense and settlement costs as well as judgments, if any, are currently being funded by Monsanto for these matters.  Monsanto’s funding of these legal activities, and the resulting claim against Solutia which Monsanto has asserted in the Chapter 11 case, inclusive of the non-qualified unliquidated and contingent components of their claim, will be resolved via the Plan as discussed in Note 1.  The estimated unsecured claim amount was classified as a liability subject to compromise as of September 30, 2007 and December 31, 2006 in the amount of $106 and $111, respectively.

Following is a summary of legal proceedings that Solutia continues to manage that, if resolved unfavorably, could have a material adverse effect on Solutia’s ability to confirm a plan of reorganization or on its results of operation and financial position.

Legal Proceedings in Solutia’s Bankruptcy Case

JPMorgan Adversary Proceeding

On May 27, 2005, JPMorgan, as indenture trustee for Solutia’s debentures due 2027 and 2037 (the “Prepetition Indenture”), filed an adversary proceeding against Solutia in Solutia’s bankruptcy case.  In the proceeding, JPMorgan asserted causes of action principally seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 Debentures.  The matter was tried before the Bankruptcy Court in 2006 and in May 2007, the Court ruled in favor of Solutia, holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the Prepetition Indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to any security interests or liens on any of Solutia’s assets and that the Noteholders are not entitled to any equitable relief.  The ruling was appealed separately by the Prepetition Indenture Trustee and the Ad Hoc Committee of Solutia Noteholders.

As discussed in Note 1, the Prepetition Indenture Trustee, the Ad Hoc Committee of Solutia Noteholders and individual Noteholders controlling at least $300 in principal amount of the 2027/2037 Notes have agreed to stay their appeals in this Adversary Proceeding in consideration for the Noteholders’ treatment under the Plan.  The Plan provides that this Adversary Proceeding will be deemed dismissed and withdrawn with prejudice on the effective date (the “Effective Date”) of the Plan.

Equity Committee Adversary Proceeding Against Monsanto and Pharmacia

On March 7, 2005, the Equity Committee in Solutia’s bankruptcy case filed a complaint against, and objections to the proofs of claim filed by, Pharmacia and Monsanto in Solutia’s bankruptcy case.  The complaint alleged, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced Solutia to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception.

Pharmacia and Monsanto filed a motion to dismiss the complaint or, in the alternative, to stay the adversary proceeding.  During a hearing held in April 2006, the Bankruptcy Court denied Pharmacia and Monsanto’s motion to dismiss the complaint and in September 2006, the Court ruled that while the Equity Committee did not have standing to pursue these claims on behalf of the Debtors, it had standing to pursue its own objections to the claims of Monsanto and Pharmacia.  The Equity Committee has agreed to stay the Equity Committee Adversary Proceeding in consideration for the treatment given to Equity Holders under the Plan.  The Plan provides that this Adversary Proceeding will be deemed dismissed and withdrawn with prejudice on the Effective Date of the Plan.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Legal Proceedings Outside Solutia’s Bankruptcy Case

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

Legal Proceedings in the United States

The ITC proceeding. In February 2005, Flexsys filed a complaint with the U.S. International Trade Commission ("ITC"), requesting that the ITC initiate an investigation against Sinorgchem Co. Shangdong, a Chinese entity ("Sinorgchem"), Korea Kumho Petrochemical Company, a Korean company ("KKPC"), and third party distributors of Sinorgchem. Flexsys claims that the process Sinorgchem used to make 4-ADPA and 6PPD, its sale of 6PPD for importation into the U.S., and Sinorgchem's sale of 4-ADPA to KKPC and KKPC's importation of 6PPD into the U.S. were covered by Flexsys’ patents. Accordingly, Flexsys requested that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities. In February 2006, an Administrative Law Judge ("ALJ") of the ITC determined that Flexsys’ patents were valid, that the process used by Sinorgchem to make 4-ADPA and 6PPD was covered by Flexsys’ patents, and that Sinorgchem and its distributor, but not KKPC, had violated section 1337 of the U.S. Tariff Act. In July 2006, the ITC substantially upheld the ALJ's decision, and subsequently issued a limited exclusion order against Sinorgchem and its distributor prohibiting them from importing 4-ADPA and 6PPD manufactured by Sinorgchem into the United States. Sinorgchem has appealed the ITC decision to the United States Court of Appeals for the Federal Circuit. Briefing has been completed and oral arguments were heard in September 2007.

Flexsys America L.P. v. Kumho Tire U.S.A., Inc. et al. In January 2005, Flexsys filed suit in United States District Court for the Northern District of Ohio for patent infringement against Sinorgchem, KKPC, Kumho Tire Korea and Kumho Tire US, affiliates of KKPC, and certain other tire distributors seeking monetary damages as well as injunctive relief. This action is currently stayed pending resolution of the ITC matter described above.

In re Rubber Chemicals Antitrust Litigation. In April 2006, KKPC filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code. This matter was subsequently transferred to the United States District Court, Northern District of California.  Flexsys filed a motion to dismiss KKPC’s complaint, which was granted by the court in August 2007.  The court granted KKPC the right to refile an amended complaint, which KKPC filed in September 2007.  Flexsys filed a motion to dismiss the amended complaint, and briefing and argument on the motion are scheduled to conclude December 4, 2007.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
    Legal Proceedings in Korea

     In April 2004, Sinorgchem filed an action with the Korean Intellectual Property Tribunal ("IPT") seeking to invalidate Flexsys’ Korean patent. The IPT issued a decision invalidating significant claims of Flexsys’ Korean patent. The IPT decision was reversed on appeal by the Patent Court of Korea. Sinorgchem appealed the decision of the Patent Court of Korea to the Supreme Court of Korea.  On October 25, 2007 the Supreme Court of Korea reversed the decision of the Patent Court on one of the claims and remanded the case back to the Patent Court for further review of the valildity of the other claims in accordance with the Supreme Court decision.  Solutia expects the Patent Court of Korea to render a decision on the remanded case in the first half of 2008.

    Also, in April 2004, Flexsys filed a patent infringement action in Korean Civil Court against KKPC seeking to enjoin it from manufacturing 6PPD in violation of Flexsys’ Korean patent. Flexsys alleges that Sinorgchem manufactures 4-ADPA using Flexsys’ patented process, that KKPC imports Sinorgchem's 4-ADPA into Korea and uses it to manufacture 6PPD for the production of rubber tires for sale in Korea. In late 2004, the Korean District Court dismissed the action and found Flexsys’ Korean patent invalid. The District Court's decision was upheld on appeal by the Korean High Court. Flexsys has appealed the decision to the Supreme Court of Korea.  Solutia expects the Supreme Court of Korea to render a decision in this case in the near future.

   Legal Proceedings in Europe and China

    Various parties, including Sinorgchem and other competitors of Flexsys, have filed other, separate actions in patent courts in Europe and China seeking to invalidate certain of Flexsys’ patents issued in those jurisdictions. One decision has been issued to date by the European Patent Office under which it upheld the validity of significant claims of Flexsys’ patent. Decisions in the other pending cases are not expected before the end of 2007.

    Flexsys Tort Litigation

    In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  The relevant production activities at the facility occurred during Pharmacia’s ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (then known as Monsanto, whose interest was subsequently transferred to Solutia in the Solutia Spinoff) and Akzo Nobel.  Solutia is not named as a defendant in the lawsuit.  The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

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

    Other Legal Proceedings

    Davis v. Solutia Inc. Employees’ Pension Plan; Hammond, et al. v. Solutia Inc. Employees’ Pension Plan.  Since October 2005, current or former participants in the Solutia Inc. Employees’ Pension Plan (the “Pension Plan”) have filed three class actions alleging that the Pension Plan is discriminatory based upon age and that the lump sum values of individual account balances in the Pension Plan have been, and continue to be, miscalculated.  None of the Debtors, and no individual or entity other than the Pension Plan, has been named as a defendant in any of these cases.  Two of these cases, captioned Davis, et al. v. Solutia, Inc. Employees’ Pension Plan and Hammond, et al. v. Solutia, Inc. Employees’ Pension Plan, are still pending in the Southern District of Illinois, and have been consolidated with similar cases against Monsanto Company and Monsanto Company Pension Plan (Walker et al. v. The Monsanto Pension Plan, et al.) and Pharmacia Cash Balance Pension Plan, Pharmacia Corporation, Pharmacia and Upjohn, Inc., and Pfizer Inc. (Donaldson v. Pharmacia Cash Balance Pension Plan, et al.).  The plaintiffs in the Pension Plan cases seek to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Pension Plan.

    A Consolidated Class Action Complaint (the “Complaint”) was filed by all of the plaintiffs in the consolidated case on September 4, 2006.  The Complaint alleged three separate causes of action against the Pension Plan: (1) the Pension Plan violates the Employee Retirement Income Security Act ("ERISA") by terminating interest credits on prior plan accounts at the age of 55; (2) the Pension Plan is improperly backloaded in violation of ERISA; and (3) the Pension Plan is discriminatory on the basis of age.  In September 2007, the second and third of these claims were dismissed by the court.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

      By consent of the parties, the court certified a class in September 2007 with respect to the Pension Plan on plaintiffs’ claim that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55.

    Dickerson v. Feldman.  On October 7, 2004, a purported class action captioned  Dickerson v. Feldman; et al. was filed in the United States District Court for the Southern District of New York against a number of defendants, including former officers and employees of Solutia and Solutia’s Employee Benefits Plans Committee and Pension and Savings Funds Committee.  Solutia was not named as a defendant.  The action alleged breach of fiduciary duty under ERISA and sought to recover alleged losses to the Solutia Inc. Savings and Investment Plan (“SIP Plan”) during the period December 16, 1998 to the date the action was filed.  The investment of SIP Plan assets in Solutia’s common stock is alleged to have been imprudent because of the risks and liabilities related to Solutia’s legacy environmental and litigation liabilities and because of Flexsys' alleged involvement in the matters described above under "Flexsys Antitrust Litigation."  The action sought monetary payment to the SIP Plan to recover the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney’s fees and expenses, costs and interest.  In addition, the plaintiff in this action filed a proof of claim for $269 against Solutia in the Bankruptcy Court.

On March 30, 2006, the District Court granted the defendants’ motion to dismiss on grounds that the Dickerson plaintiffs lacked standing to sue and that the complaint failed to state a claim on which relief could be granted.  The dismissal of Dickerson's cause of action resulted in dismissal of the entire purported class action, including claims asserted on behalf of the unnamed purported class members.  On April 3, 2006, Dickerson filed an appeal of this dismissal with the United States Court of Appeals for the Second Circuit.  The parties have fully briefed the appeal, and oral arguments were heard on May 21, 2007.

Reiff v. Metz.  On June 25, 2007, a new purported class action entitled Reiff v. Metz et. al. was filed in the United States District Court for the Southern District of New York against the same defendants named in the Dickerson lawsuit described above.  The factual allegations and legal claims in Reiff are virtually identical to those in Dickerson.  However, the purported class representative in Reiff is a current Solutia employee whereas the purported class representative in Dickerson is not.  Defendants filed a motion to dismiss in September 2007, which is pending before the Court.

Ferro Antitrust Investigation.  Competition authorities in Belgium are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates (“BBP”).  One of the BBP producers under investigation by the Belgian Competition Authority (“BCA”) is Ferro Belgium sprl, a European subsidiary of Ferro Corporation (“Ferro”).  Ferro’s BBP business in Europe was purchased from Solutia in 2000.  Solutia received an indemnification notice from Ferro and has exercised its right, pursuant to the purchase agreement relating to Ferro’s acquisition of the BBP business from Solutia, to assume and control the defense of Ferro in proceedings relating to these investigations.  On July 7, 2005, the BCA Examiner issued a Statement of Objections regarding its BBP investigation in which SESA, a European non-Debtor subsidiary of Solutia, along with Ferro Belgium sprl and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000.  SESA’s written comments to the Statement of Objections were submitted on August 31, 2005 and presented at an oral hearing before the BCA on September 6, 2005.  The Examiner submitted its Reasoned Report to the BCA on December 22, 2005.  Solutia is not named as a party under investigation in the Reasoned Report.  SESA has recently been given access to the investigation file and is entitled to submit comments on the Reasoned Report until November 12, 2007.  An oral hearing before the BCA will then take place on December 20, 2007.  Solutia and SESA are fully cooperating with the BCA in this investigation.

Department of Justice Investigations.  Solutia has received two grand jury subpoenas from the Antitrust Division of the United States Department of Justice (the “DOJ”).  The first subpoena, which Solutia received in April 2006, relates to the DOJ’s investigation of potential antitrust violations in the adipic acid industry.  The second subpoena, which Solutia received in September 2007, pertains to the DOJ’s investigation of potential antitrust violations in the sodium tripoloyphosphate (“STPP”) industry.  During the relevant time period of the subpoena, Solutia was an owner of Astaris LLC, a 50/50 joint venture with FMC Corporation, which manufactured and marketed phosphorus-based products, including STPP.  Solutia and its joint venture partner sold substantially all of the assets of Astaris in November 2005 to Israel Chemicals Limited.  Solutia has not engaged in the STPP business since the sale of its interest in the Astaris assets.  Solutia is fully cooperating with the DOJ in both investigations, which are ongoing.

Department of Labor Investigation of Solutia Inc. Savings and Investment Plan.  Solutia was contacted in 2005 by the Department of Labor (“DOL”), through the Employee Benefits Security Administration, informing Solutia that it wanted to conduct an investigation of Solutia’s SIP Plan.  Solutia fully cooperated with the DOL throughout the investigation.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

On December 6, 2006, the DOL issued a letter stating that, based on facts gathered; it appeared that Solutia, through its fiduciaries, breached its fiduciary obligations and violated provisions of ERISA with respect to the SIP Plan.  Specifically, the DOL stated that it found no evidence that: (1) the Pension and Savings Funds Committee (“PSFC”) sufficiently monitored the Solutia Stock Fund option within the SIP Plan to determine if the Solutia Stock Fund continued to be a prudent investment for the SIP Plan prior to December 15, 2003 and (2) the Solutia Board of Directors, CEO, and PSFC, prior to December 15, 2003, adequately monitored the SIP Plan fiduciaries, including the PSFC, the Employee Benefits Plan Committee, and the Northern Trust Company of Connecticut.  The DOL did not assert in its letter that the SIP Plan or its participants had been harmed by these alleged breaches.  Further, the DOL did not find that the offering of the Solutia Stock Fund as an investment option in the SIP Plan was itself a violation of ERISA, or that it caused any participant to suffer investment losses.  Further, the DOL did not assert any monetary fines against the Company based on its findings to date.  The DOL stated in the letter that its findings were subject to the possibility that additional information could lead the DOL to revise its views.

The DOL did not choose to file suit against the Solutia fiduciaries, instead offering Solutia the opportunity to voluntarily discuss how the alleged violations may be corrected.  Solutia has submitted additional information to the DOL to support the Company’s request for reconsideration of the DOL’s findings.

Solutia Canada Inc. v. INEOS Americas LLC.  Solutia Canada Inc. (“Solutia Canada”) filed suit in Quebec Court in December 2006, alleging breach of contract by INEOS Americas LLC (“INEOS”).  In late 2002, Solutia negotiated a Stock and Asset Purchase Agreement for the sale of its Resimenes & Additives business to UCB S.A. (“UCB”).  As part of this agreement, Solutia agreed to exclude the LaSalle assets from the agreement and entered into the LaSalle Toll Agreement (“LTA”) with UCB.  The LTA passed through all the benefits and risks of ownership of the LaSalle operations to UCB, other than pre-closing environmental liabilities.  In the LTA, Solutia Canada agreed to operate its LaSalle Plant for the benefit of UCB and to provide all the necessary services to convert UCB’s raw materials on a cost-neutral basis.  Thus, UCB would pay Solutia Canada for all of its actual, direct and indirect costs incurred in connection with the performance or supply of services under the LTA or in holding itself ready to perform or supply those services.  In the years after its execution, the LTA was assigned by UCB to Cytec Industries, Inc., then to INEOS.

On January 31, 2006, INEOS notified Solutia Canada of its intention to terminate the LTA effective January 31, 2008, in compliance with the terms of the LTA.  INEOS’ decision to terminate the LTA will likely trigger the shutdown of all activities at the LaSalle Plant, resulting in termination costs recoverable by Solutia Canada against INEOS.  Solutia Canada estimates that the overall termination costs associated with the termination of the LTA and the shutdown of the LaSalle Plant will total approximately $31.  INEOS disputes the overall amount of Solutia Canada’s termination costs.

Solutia filed this litigation against INEOS for breach of the LTA with respect to such termination costs.  On March 26, 2007, INEOS filed a cross-demand against Solutia Canada for $1, alleging that Solutia Canada improperly charged INEOS on its October and November 2006 invoices for items which INEOS claims are not actual direct or indirect costs under the LTA.  INEOS reserved the right to amend its demand for additional alleged overpayments on any future invoices through the remaining term of the LTA.  Solutia Canada denies INEOS’ allegation.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Texas Commission on Environmental Quality Administrative Enforcement Proceeding.  On August 11, 2006, the Executive Director of the Texas Commission on Environmental Quality (the “Commission”) commenced an administrative enforcement proceeding against Solutia by filing a petition with the Texas Commission on Environmental Quality.  The petition alleged certain violations of the State of Texas air quality program.  The Executive Director requested that an administrative penalty, the amount of which was de minimis, be assessed and that Solutia undertake corrective actions to ensure compliance with the Texas Health and Safety Code and the rules of the Commission in connection with alleged self-reported unauthorized emission events and deviations of air permits.  Solutia answered the petition on September 1, 2006, asserted affirmative defenses and requested a contested enforcement case hearing.  Solutia and the Commission have reached a settlement in principle that includes payment of a de minimis penalty and contribution to an environmentally beneficial project in exchange for mitigation of a portion of the penalty.  All required corrective action has been completed.  The final settlement orders are subject to approval by the Commission at an upcoming Commission agenda meeting.

Environmental Liabilities

Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories:  (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations.  For the owned and operated sites, Solutia had an accrued liability of $79 and $78 as of September 30, 2007 and December 31, 2006, respectively, for solid and hazardous waste remediation, which represents Solutia’s best estimate of the underlying obligation.  In addition, this balance also includes post-closure costs at certain of Solutia’s operating locations.  This liability is not classified as subject to compromise in the Condensed Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred.  However, Solutia ultimately intends to seek recovery against other potentially responsible parties at certain of these locations.

Solutia had an accrued liability of $80 and $81 as of September 30, 2007 and December 31, 2006, respectively, for properties not owned or operated by Solutia which was classified as subject to compromise in the Condensed Consolidated Statement of Financial Position.  Under the Plan and the Relationship Agreement, as between Monsanto and Solutia, Monsanto would accept financial responsibility for environmental remediation obligations at all sites for which Solutia was required to assume responsibility at the Solutia Spinoff but which were never owned or operated by Solutia.  This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified.  Finally, Monsanto would share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois.  Remediation activities are currently being funded by Monsanto for all of these properties not owned or operated by Solutia, with the exception of one off-site remediation project in Sauget, Illinois.  Monsanto’s funding of these remediation activities, and the resulting claim against Solutia which Monsanto has asserted, inclusive of the non-qualified unliquidated and contingent components of their claim, will be resolved via the Plan as discussed in Note 1.  Solutia has only made minimal adjustments to its recorded environmental liabilities classified as subject to compromise for ongoing remediation activities since the inception of Solutia’s bankruptcy case, primarily to reflect actual cash expenditures incurred by the Company.  Any other adjustments to this liability are not deemed appropriate by the Company at this time given the uncertainty regarding the ultimate resolution of this liability.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

In addition to the bankruptcy proceedings, Solutia’s environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, method and extent of remediation, existence of other potentially responsible parties and future changes in technology.  Solutia believes that the known and unknown environmental matters, including matters classified as subject to compromise for which Solutia may ultimately assume responsibility, when ultimately resolved, which may be over an extended period of time, could have a material effect on the consolidated financial position, liquidity and profitability of Solutia.

Impact of Chapter 11 Proceedings

During the reorganization process, substantially all pending litigation against Solutia and its subsidiaries that filed for reorganization under Chapter 11 (“Debtors”) is stayed, as well as the majority of all other pre-petition claims.  Exceptions would generally include pre-petition claims addressed by the Bankruptcy Court, as well as fully secured claims.  Such claims may be subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, assumption or rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims or other events.  Additional pre-petition claims not currently reflected in the condensed consolidated financial statements may be identified through the proof of claim reconciliation process.  The amount of pre-petition claims ultimately allowed by the Bankruptcy Court with respect to contingent claims may be materially different from the amounts reflected in the condensed consolidated financial statements.  Generally, claims against Debtors arising from actions or omissions prior to their filing date may be subject to compromise in connection with the plan of reorganization.  The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that Solutia may retain certain obligations currently classified as subject to compromise in the Condensed Consolidated Statement of Financial Position.

11.  Pension Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

For the three and nine months ended September 30, 2007 and 2006, Solutia’s pension and healthcare and other benefit costs were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service costs for benefits earned	$2	$1	$4	$3
Interest costs on benefit obligation	17	16	51	48
Assumed return on plan assets	(19)	(15)	(54)	(45)
Actuarial net loss	4	3	9	6
Total	$4	$5	$10	$12

	Healthcare and Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service costs for benefits earned	$1	$1	$3	$3
Interest costs on benefit obligation	7	8	19	23
Prior service gains	(4)	(3)	(12)	(8)
Actuarial net loss	1	1	5	3
Total	$5	$7	$15	$21

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Employer Contributions

According to IRS funding rules, Solutia will be required to make approximately $105 in pension contributions to its U.S. qualified pension plan in 2007.  Approximately $87 of these required 2007 contributions were made in the nine months ended September 30, 2007.  As further described in Note 5, in conjunction with the acquisition of Flexsys, Solutia made a $27 pension contribution to the Flexsys United Kingdom Defined Benefit Pension Plan in May 2007.  Solutia also expects to be required to fund approximately $6 in pension contributions for its other foreign pension plans in 2007.

12.  Debt Obligations

Solutia amended its DIP financing facility on January 25, 2007 with Bankruptcy Court approval.  This amendment, among other things, (i) increased the DIP facility from $825 to $1,225; (ii) extended the term of the DIP facility from March 31, 2007 to March 31, 2008; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 350 basis points to LIBOR plus 300 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; and (vi) amended certain financial and other covenants.  Of the $1,225 facility, $150 was utilized to partially finance Solutia’s acquisition of Akzo Nobel’s interest in the 50/50 Flexsys joint venture between Solutia and Akzo Nobel.  The remaining increased availability under the DIP credit facility provides Solutia with additional liquidity for operations and the ability to fund mandatory pension payments due in 2007.  The DIP credit facility can be repaid by Solutia at any time without prepayment penalties.

Solutia analyzed the modifications of the DIP facility in January 2007 in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 02-04, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and recorded a charge of approximately $7 to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value.

In conjunction with the Flexsys acquisition, Flexsys executed a $200, five year debt facility (“Flexsys Debt Facility”), which consists of a $75 term loan and a $125 revolving credit facility.  The facility was subsequently amended to increase the revolving credit facility to $150 in May 2007. As of September 30, 2007, $59 was drawn under the revolving credit facility.  The interest rates on the term loan and revolving credit facility are based on LIBOR plus an applicable margin.  The Flexsys Debt Facility can be repaid by Flexsys at any time without prepayment penalties.

In August 2007, Solutia resolved its disputed claim regarding its synthetic lease agreement associated with its corporate headquarters with certain creditors by agreeing to an allowed secured claim of $20, representative of their collateral value, and an allowed general unsecured claim of $27.  The $20 secured claim has been settled by the issuance of promissory notes to the creditors.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
13.  Segment Data

Solutia, together with its subsidiaries, is a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications.  Solutia manages its businesses in four operating segments:  CPFilms, Other Performance Products (“OPP”), Rubber Chemicals, and Integrated Nylon.  The CPFilms, OPP, and Rubber Chemicals operating segments are aggregated into the Performance Products reportable segment pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The results of the Rubber Chemicals operating segment were included in the Performance Products reportable segment beginning May 1, 2007, in conjunction with the acquisition of Flexsys.  The Performance Products segment is a world leader in performance films for laminated safety glass and after-market applications; chemicals for the rubber industry; and specialty products such as heat transfer fluids and aviation hydraulic fluids.  The Integrated Nylon segment consists of an integrated family of nylon products including high-performance polymers and fibers.  The major products by reportable segment are as follows:

Performance Products	Integrated Nylon
SAFLEX® plastic interlayer	Nylon intermediate “building block” chemicals
CRYSTEX® insoluble sulphur	Nylon polymers, including VYDYNE® and ASCEND®
LLUMAR®, VISTA®, GILA® and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS® professional and retail window films	Carpet fibers, including the WEAR-DATED® and ULTRON® brands
Rubber chemical antidegradants and primary accelerators	Industrial nylon fibers
THERMINOL® heat transfer fluids
SKYDROL® aviation hydraulic fluids and SKYKLEEN® brand of aviation solvents
ASTROTURF®, CLEAN MACHINE® and CLEAR PASS™ entrance matting and automotive spray suppression flaps

Solutia evaluates the performance of its operating segments based on segment profit before interest expense and income taxes (“EBIT”), which includes marketing, administrative, technological and amortization expenses, gains and losses from asset dispositions and restructuring charges, certain equity earnings (losses) from affiliates, reorganization items and other income and expense items that can be directly attributable to the segment.  Certain expenses and other items that are managed outside or cannot be directly attributable to the segment are excluded. These unallocated items consist primarily of corporate expenses, adjustments to the LIFO valuation reserve, certain equity earnings from affiliates, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment.  There were no inter-segment sales in the periods presented below.

Segment data from continuing operations for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	2007		2006
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)
Segment:
Performance Products	$454	$69	$262	$31
Integrated Nylon	507	34	447	9
Segment Totals	961	103	709	40
Reconciliation to Consolidated Totals:
Corporate expenses		(18)		(13)
Equity earnings from affiliates		--		7
Interest expense		(34)		(28)
Other income, net		1		3
Reorganization items, net		(152)		(14)
Consolidated Totals:
Net Sales	$961		$709
Loss from Continuing Operations Before Income Taxes		$(100)		$(5)

	Nine Months Ended September 30,
	2007		2006
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)
Segment:
Performance Products	$1,151	$173	$802	$115
Integrated Nylon	1,423	71	1,296	(2)
Segment Totals	2,574	244	2,098	113
Reconciliation to Consolidated Totals:
LIFO adjustment		(20)		1
Corporate expenses		(45)		(26)
Equity earnings from affiliates		12		28
Interest expense		(93)		(76)
Other income, net		27		6
Loss on debt modification		(7)		(8)
Reorganization items, net		(185)		(40)
Consolidated Totals:
Net Sales	$2,574		$2,098
Loss from Continuing Operations Before Income Taxes		$(67)		$(2)

The Flexsys acquisition created a material change in total assets by segment when compared to December 31, 2006.  Total assets by segment at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Segment:	Assets	Assets
Performance Products	$1,437	$812
Integrated Nylon	976	888
Segment totals	$2,413	$1,700
Reconciliation to consolidated totals:
Discontinued Operations	9	42
Unallocated amounts	216	317
Consolidated totals	$2,638	$2,059

14. Consolidating Condensed Financial Statements

CPFilms Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc., Solutia Investments, LLC and Solutia Business Enterprises, Inc., 100% owned subsidiaries of Solutia (the “Guarantors”), are guarantors of Solutia’s 11.25% Senior Secured Notes due 2009 (the “Notes”).  In connection with the completion of the October 2003 credit facility, Solutia Investments, LLC and Solutia Business Enterprises, Inc. became guarantors of the Notes through cross-guarantor provisions.  Solutia's obligations under the October 2003 facility were paid in full with the proceeds of the DIP facility dated January 16, 2004, which payment did not affect the Guarantors' obligations in respect of the Notes.  Certain other 100% owned subsidiaries of Solutia (the "DIP Guarantors") guaranteed the final DIP facility (as well as a smaller, interim DIP facility put in place as of December 19, 2003), but the DIP Guarantors were not required by the cross-guarantor provisions to guarantee the Notes.

The Guarantors fully and unconditionally guarantee the Notes on a joint and several basis.  The following condensed consolidating financial statements present, in separate columns, financial information for:  Solutia Inc. on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of September 30, 2007 and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006.  The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.

Net Sales	$618	$54	$471	$(182)	$961
Cost of goods sold	564	25	396	(184)	801
Gross Profit	54	29	75	2	160
Marketing expenses	18	8	12	--	38
Administrative expenses	15	2	10	--	27
Technological expenses	8	1	3	--	12
Operating Income	13	18	50	2	83
Equity earnings from affiliates	49	8	--	(57)	--
Interest expense	(29)	--	(25)	20	(34)
Other income, net	9	5	18	(29)	3
Reorganization items, net	(152)	--	--	--	(152)
Income (Loss) Before Income Taxes	(110)	31	43	(64)	(100)
Income tax expense	1	--	10	--	11
Net Income (Loss)	(111)	31	33	(64)	(111)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2007

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.

Net Income (Loss)	$(111)	$31	$33	$(64)	$(111)
Other Comprehensive Income (Loss):
Currency translation adjustments	16	8	18	(26)	16
Net unrealized gain on derivative instruments	1	--	--	--	1
Amortization of prior service gains	(4)	--	--	--	(4)
Amortization of actuarial losses	5	--	4	(4)	5
Comprehensive Income (Loss)	$(93)	$39	$55	$(94)	$(93)

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2006

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.

Net Sales	$558	$49	$227	$(125)	$709
Cost of goods sold	521	25	196	(128)	614
Gross Profit	37	24	31	3	95
Marketing expenses	19	5	8	--	32
Administrative expenses	15	4	5	--	24
Technological expenses	9	--	1	--	10
Amortization expense	--	--	--	--	--
Operating Income (Loss)	(6)	15	17	3	29
Equity earnings (loss) from affiliates	82	53	(1)	(127)	7
Interest expense	(21)	--	(17)	10	(28)
Other income, net	4	4	13	(15)	6
Reorganization items, net	(19)	--	--	--	(19)
Income (Loss) from Continuing Operations Before Income Taxes	40	72	12	(129)	(5)
Income tax expense	2	--	4	(1)	5
Income (Loss) from Continuing Operations	38	72	8	(128)	(10)
Income from discontinued operations, net of tax	1	--	48	--	49
Net Income	$39	$72	$56	$(128)	$39

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2006

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.

Net Income	$39	$72	$56	$(128)	$39
Other Comprehensive Loss:
Net unrealized loss on derivative instruments	(1)	--	--	--	(1)
Currency translation adjustments	(34)	(35)	(36)	71	(34)
Comprehensive Income	$4	$37	$20	$(57)	$4

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2007

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.

Net Sales	$1,789	$167	$1,095	$(477)	$2,574
Cost of goods sold	1,665	76	934	(488)	2,187
Gross Profit	124	91	161	11	387
Marketing expenses	54	21	30	--	105
Administrative expenses	41	7	26	--	74
Technological expenses	24	2	7	--	33
Amortization expense	--	--	1	--	1
Operating Income	5	61	97	11	174
Equity earnings (loss) from affiliates	140	38	(1)	(165)	12
Interest expense	(81)	--	(56)	44	(93)
Other income, net	42	16	39	(65)	32
Loss on debt modification	(7)	--	--	--	(7)
Reorganization items, net	(182)	(3)	--	--	(185)
Income (Loss) from Continuing Operations Before Income Tax Expense	(83)	112	79	(175)	(67)
Income tax expense	5	--	20	--	25
Income (Loss) from Continuing Operations	(88)	112	59	(175)	(92)
Income from discontinued operations, net of tax	25	--	4	--	29
Net Income (Loss)	$(63)	$112	$63	$(175)	$(63)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2007

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.

Net Income (Loss)	$(63)	$112	$63	$(175)	$(63)
Other Comprehensive Income (Loss):
Currency translation adjustments	19	13	26	(39)	19
Net unrealized gain on derivative instruments	1	--	--	--	1
Amortization of prior service gains	(12)	--	--	--	(12)
Amortization of actuarial losses	14	--	5	(5)	14
Comprehensive Income (Loss)	$(41)	$125	$94	$(219)	$(41)

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2006

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.

Net Sales	$1,627	$154	$664	$(347)	$2,098
Cost of goods sold	1,519	76	573	(363)	1,805
Gross Profit	108	78	91	16	293
Marketing expenses	56	19	22	--	97
Administrative expenses	45	7	16	--	68
Technological expenses	30	2	2	--	34
Amortization expense	--	--	1	--	1
Operating Income (Loss)	(23)	50	50	16	93
Equity earnings (loss) from affiliates	179	81	(3)	(229)	28
Interest expense	(58)	--	(41)	23	(76)
Other income, net	11	12	30	(41)	12
Loss on debt modification	(8)	--	--	--	(8)
Reorganization items, net	(51)	--	--	--	(51)
Income (Loss) from Continuing Operations Before Income Taxes	50	143	36	(231)	(2)
Income tax expense	3	--	8	(1)	10
Income (Loss) from Continuing Operations	47	143	28	(230)	(12)
Income from discontinued operations, net of tax	--	--	59	--	59
Net Income	$47	$143	$87	$(230)	$47

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2006

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.

Net Income	$47	$143	$87	$(230)	$47
Other Comprehensive Loss:
Net unrealized loss on derivative instruments	(2)	--	--	--	(2)
Currency translation adjustments	(22)	(26)	(26)	52	(22)
Comprehensive Income	$23	$117	$61	$(178)	$23

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2007

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.
ASSETS
Current Assets:
Cash and cash equivalents	$41	$10	$169	$--	$220
Trade receivables, net	4	179	259	--	442
Intercompany receivables	156	823	211	(1,190)	--
Miscellaneous receivables	52	1	80	--	133
Inventories	154	26	262	(25)	417
Prepaid expenses and other current assets	23	2	26	5	56
Assets of discontinued operations	5	2	3	(1)	9
Total Current Assets	435	1,043	1,010	(1,211)	1,277

Property, Plant and Equipment, net	570	79	377	--	1,026
Investments in Affiliates	2,556	321	--	(2,876)	1
Goodwill	--	72	46	26	144
Identified Intangible Assets, net	2	26	25	--	53
Intercompany Advances	236	1,238	1,679	(3,153)	--
Other Assets	56	1	80	--	137
Total Assets	$3,855	$2,780	$3,217	$(7,214)	$2,638

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$215	$11	$79	$--	$305
Intercompany payables	185	7	271	(463)	--
Accrued liabilities	149	14	131	--	294
Short-term debt, including current portion of long-term debt	922	--	41	--	963
Intercompany short-term debt	1	--	829	(830)	--
Liabilities of discontinued operations	5	--	4	(1)	8
Total Current Liabilities	1,477	32	1,355	(1,294)	1,570

Long-Term Debt	19	--	346	--	365
Intercompany Long-Term Debt	--	--	824	(824)	--
Other Liabilities	174	--	134	--	308
Total Liabilities not Subject to Compromise	1,670	32	2,659	(2,118)	2,243

Liabilities Subject to Compromise	3,634	416	20	(2,226)	1,844

Shareholders’ Equity (Deficit):
Common stock	1	--	--	--	1
Additional contributed capital	56	--	--	--	56
Treasury stock	(251)	--	--	--	(251)
Net (deficiency) excess of assets at spinoff and subsidiary capital	(113)	2,332	538	(2,870)	(113)
Accumulated other comprehensive loss	(45)	--	--	--	(45)
Accumulated deficit	(1,097)	--	--	--	(1,097)
Total Shareholders’ Equity (Deficit)	(1,449)	2,332	538	(2,870)	(1,449)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,855	$2,780	$3,217	$(7,214)	$2,638

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2006

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.
ASSETS
Current Assets:
Cash and cash equivalents	$23	$14	$113	$--	$150
Trade receivables, net	2	147	122	--	271
Intercompany receivables	151	782	129	(1,062)	--
Miscellaneous receivables	68	1	35	--	104
Inventories	146	28	104	(15)	263
Prepaid expenses and other current assets	23	1	6	3	33
Assets of discontinued operations	5	(3)	46	(6)	42
Total Current Assets	418	970	555	(1,080)	863

Property, Plant and Equipment, net	577	82	125	--	784
Investments in Affiliates	2,395	266	7	(2,475)	193
Goodwill	--	72	17	--	89
Identified Intangible Assets, net	1	26	4	--	31
Intercompany Advances	128	1,238	994	(2,360)	--
Other Assets	57	--	42	--	99
Total Assets	$3,576	$2,654	$1,744	$(5,915)	$2,059

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$171	$7	$35	$5	$218
Intercompany payables	174	13	153	(340)	--
Accrued liabilities	146	15	72	--	233
Short-term debt	650	--	--	--	650
Intercompany short-term debt	1	--	195	(196)	--
Liabilities of discontinued operations	4	--	18	(7)	15
Total Current Liabilities	1,146	35	473	(538)	1,116

Long-Term Debt	--	--	210	--	210
Intercompany Long-Term Debt	--	--	669	(669)	--
Other Liabilities	196	1	92	--	289
Total Liabilities not Subject to Compromise	1,342	36	1,444	(1,207)	1,615

Liabilities Subject to Compromise	3,639	412	21	(2,223)	1,849

Shareholders’ Equity (Deficit):
Common stock	1	--	--	--	1
Additional contributed capital	56	--	--	--	56
Treasury stock	(251)	--	--	--	(251)
Net (deficiency) excess of assets at spinoff and subsidiary capital	(113)	2,206	279	(2,485)	(113)
Accumulated other comprehensive loss	(67)	--	--	--	(67)
Accumulated deficit	(1,031)	--	--	--	(1,031)
Total Shareholders’ Equity (Deficit)	(1,405)	2,206	279	(2,485)	(1,405)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,576	$2,654	$1,744	$(5,915)	$2,059

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.
Cash Provided by (Used in) Operations	$(143)	$46	$31	$--	$(66)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(54)	(3)	(47)	--	(104)
Acquisition and investment payments	(1)	--	(119)	--	(120)
Restricted cash	--	--	4	--	4
Investment and property disposals	45	--	28	--	73
Cash Used in Investing Activities	(10)	(3)	(134)	--	(147)

FINANCING ACTIVITIES:
Net change in multi-currency lines of credit	--	--	25	--	25
Proceeds from short-term debt obligations	325	--	--	--	325
Reductions in short-term debt obligations	(53)	--	--	--	(53)
Proceeds from long-term debt obligations	--	--	75	--	75
Net change in revolving credit facility	--	--	(78)	--	(78)
Debt issuance costs	(7)	--	--	--	(7)
Deferred debt issuance costs	--	--	(4)	--	(4)
Changes in investments and advances from (to) affiliates	(94)	(47)	141	--	--
Cash Provided by (Used in) Financing Activities	171	(47)	159	--	283

Increase (Decrease) in Cash and Cash Equivalents	18	(4)	56	--	70

CASH AND CASH EQUIVALENTS:
Beginning of year	23	14	113	--	150
End of period	$41	$10	$169	$--	$220

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006

	Parent Only Solutia Inc.	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia Inc.

Cash Provided by (Used in) Operations	$(259)	$5	$43	$--	$(211)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(50)	(4)	(24)	--	(78)
Acquisition, net of cash acquired	(23)	--	7	--	(16)
Investment and property disposals	5	--	72	--	77
Cash Provided by (Used in) InvestingActivities	(68)	(4)	55	--	(17)

FINANCING ACTIVITIES:
Net change in short-term debt obligations	350	--	--	--	350
Reductions in long-term debt obligations	--	--	(51)	--	(51)
Debt issuance costs	(9)	--	--	--	(9)
Deferred debt issuance costs	--	--	(8)	--	(8)
Other financing activities	--	--	(7)	--	(7)
Changes in investments and advances from (to) affiliates	10	(3)	(7)	--	--
Cash Provided by (Used in) FinancingActivities	351	(3)	(73)	--	275

Increase (Decrease) in Cash and Cash Equivalents	24	(2)	25	--	47

CASH AND CASH EQUIVALENTS:
Beginning of year	1	15	91	--	107
End of period	$25	$13	$116	$--	$154

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, Solutia’s ability to develop, confirm and consummate a Chapter 11 plan of reorganization; Solutia’s ability to reduce its overall leveraged position; the potential adverse impact of Solutia’s Chapter 11 filing on its operations, management and employees, and the risks associated with operating businesses under Chapter 11 protection; Solutia’s ability to comply with the terms of its debtor-in-possession (“DIP”) financing facility; customer response to Solutia’s Chapter 11 filing; general economic, business and market conditions; customer acceptance of new products; raw material and energy costs or shortages; limited access to capital resources; currency and interest rate fluctuations; increased competitive and/or customer pressure; gain or loss of significant customers; compression of credit terms with suppliers; exposure to product liability and other litigation; changes in cost of environmental remediation obligations and other environmental liabilities; changes in accounting principles generally accepted in the U.S.; ability to implement cost reduction initiatives in a timely manner; geopolitical instability; and changes in pension and other postretirement assumptions.

Overview

Summary of Significant Third Quarter 2007 Events

Bankruptcy Proceedings and Reorganization Strategy

Since the Company’s filing for Chapter 11 protection on December 17, 2003, Solutia has worked to formulate a plan of reorganization that treats creditors equitably and also reduces costs and streamlines operations such that the Company is in position to thrive upon emergence.  The reorganization strategy was focused on four principal objectives:  (i) managing the businesses to enhance Solutia’s performance; (ii) making changes to Solutia’s asset portfolio to maximize the value of the estate; (iii) achieving reallocation of “legacy liabilities”; and (iv) negotiating an appropriate capital structure.  The Company has made significant progress during the reorganization process in each of these areas.  During the third quarter 2007, Solutia resolved a significant disputed unsecured claim with Calpine Central, L.P. and Decatur Energy Center, LLC (collectively “Calpine”).  Alleged damages by Calpine were waived in exchange for an allowed general unsecured claim of $140 million.  This settlement has been approved by the Bankruptcy Court.  Additionally, in the third quarter 2007, Solutia resolved, with Bankruptcy Court approval, the debt obligation associated with the Company’s corporate headquarters building.  The creditors were provided a secured claim of $20 million, which was settled by the issuance of promissory notes, and a $27 million allowed general unsecured claim.  In addition, in October 2007, the Company received fully underwritten commitments for $2.0 billion of exit financing to position itself for emergence from Chapter 11.

On October 15, 2007, Solutia filed its Fifth Amended Joint Plan of Reorganization (the “Plan”) and the related Fifth Amended Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court.  The Disclosure Statement was approved by the Bankruptcy Court on October 19, 2007.  The Plan is based on a comprehensive settlement with all of the major constituents in its bankruptcy case which includes the following parties:  Monsanto, noteholders controlling at least $300 million in principal amount of the 2027/2037 notes, the Official Committee of General Unsecured Creditors, the Official Committee of Equity Security Holders and the Ad Hoc Trade Committee.

The Plan and Disclosure Statement provide for, among other things, the reallocation of certain Legacy Liabilities among Solutia, Monsanto and Pharmacia and sets forth the distribution, if any, that various constituencies in the Chapter 11 Cases would receive under the Plan.  In addition, the Plan provides for $250 million of new investment in reorganized Solutia, which a group of Solutia’s creditors has committed to backstop.  See Note 1 to the accompanying condensed consolidated financial statements for further description of the Plan and Disclosure Statement, as well as a summary of developments in Solutia’s ongoing Chapter 11 bankruptcy case.

Approval of the Disclosure Statement by the Bankruptcy Court was a significant milestone for the Company towards emergence from Chapter 11.  The Disclosure Statement has been distributed to constituencies entitled to vote on the Plan in order to solicit approval of the Plan.  Following the solicitation period, the Court will hold a hearing on November 29, 2007 to determine whether or not to confirm the Plan.  In the event the Plan is confirmed, and upon closure of the aforementioned exit financing package, the Company will thereafter emerge from Chapter 11.

Summary Results of Operations

The discussion below and accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business.  However, as a result of the Chapter 11 bankruptcy proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.

Results of Operations - Third Quarter 2007 Compared with Third Quarter 2006

(dollars in millions)	2007	2006

Net Sales	$961	$709

Operating Income:
Performance Products Segment Profit	$69	$31
Integrated Nylon Segment Profit	34	9
Add: Corporate Expenses	(18)	(13)
Add: Equity (Earnings) Loss from Affiliates, Other (Income) Expense and Reorganization Items included in Segment Profit	(2)	2
Operating Income	$83	$29
Gains (Charges) included in Operating Income	$18	$(1)

The $252 million, or 36 percent, increase in net sales as compared to the third quarter 2006 resulted from the acquisition of Flexsys on May 1, 2007, higher sales volumes, increased selling prices, the effect of favorable exchange rate fluctuations and higher gains (see the Results of Operations and Summary of Events Affecting Comparability sections below for a more detailed discussion of charges and gains affecting operating income).  Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method and recorded as Equity Earnings from Affiliates on the Condensed Consolidated Statement of Operations.  The third quarter effect of the acquisition of Flexsys was an increase in net sales of 24 percent.  The remaining 12 percent increase in net sales was a result of higher sales volumes of approximately 4 percent, higher average selling prices of approximately 3 percent, higher gains of 3 percent, and favorable exchange rate fluctuations of 2 percent in Solutia’s existing businesses.

Operating income increased $54 million in the third quarter 2007 as compared to the third quarter 2006 predominantly due to the acquisition of Flexsys and higher gains, as described above, and, to a lesser extent, an increase in net sales partially offset by higher raw material costs.  Raw material costs increased $20 million during the third quarter 2007 as compared to the third quarter 2006.

Results of Operations - Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

(dollars in millions)	2007	2006

Net Sales	$2,574	$2,098

Operating Income:
Performance Products Segment Profit	$173	$115
Integrated Nylon Segment Profit (Loss)	71	(2)
Add: LIFO adjustment	(20)	1
Add: Corporate Expenses	(45)	(26)
Add: Equity (Earnings) Loss from Affiliates, Other (Income) Expense and Reorganization Items included in Segment Profit (Loss)	(5)	5

Operating Income	$174	$93
Gains included in Operating Income	$22	$10

The $476 million, or 23 percent, increase in net sales as compared to the nine months ended September 30, 2006 resulted from the acquisition of Flexsys, as described above, and growth in Solutia’s existing businesses.  The acquisition of Flexsys resulted in an increase in net sales of 13 percent.  The remaining 10 percent increase in net sales was a result of higher average selling prices of approximately 4 percent, higher sales volumes of approximately 4 percent, and favorable exchange rate fluctuations of 2 percent.

Operating income increased $81 million for the nine months ended September 30, 2007 as compared to the same period in 2006 due to higher gains, which are described in greater detail in the Results of Operations section below, partially offset by higher raw material costs of $60 million. The acquisition of Flexsys, completed in the second quarter of 2007, contributed significantly to the increase in operating income as well as increases in net sales by the other businesses.  Solutia’s policy of utilizing a LIFO inventory methodology results in the recognition of increases in raw materials in the immediate reporting period.  For the nine months ended September 30, 2007 the application of this accounting methodology accounted for $20 million of the $60 million increase in raw materials.

Financial Information

Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the three and nine months ended September 30, 2007 is presented as follows:

(dollars in millions)	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated
Three Months Ended September 30, 2007: Net Sales	$673	$470	$(182)	$961
Operating Income	32	49	2	83
Net Income (Loss)	(111)	29	(29)	(111)

Nine Months Ended September 30, 2007: Net Sales	$1,959	$1,092	$(477)	$2,574
Operating Income	67	96	11	174
Net Income (Loss)	(63)	58	(58)	(63)

As of September 30, 2007: Total Assets	$2,034	$1,560	$(956)	$2,638
Liabilities not Subject to Compromise	1,521	925	(203)	2,243
Liabilities Subject to Compromise	1,962	--	(118)	1,844
Total Shareholders’ Equity (Deficit)	(1,449)	635	(635)	(1,449)

Critical Accounting Policies and Estimates

There were no changes in the nine months ended September 30, 2007 with respect to Solutia’s critical accounting policies, as presented on pages 29 through 32 of Solutia’s 2006 Form 10-K.

Results of Operations—Third Quarter 2007 Compared with Third Quarter 2006

Performance Products

	Three Months Ended September 30,
(dollars in millions)	2007	2006

Net Sales	$454	$262

Segment Profit	$69	$31
Charges and Reorganization Items included in Segment Profit	$(2)	$(6)

The $192 million, or 73 percent, increase in net sales as compared to the third quarter 2006 resulted primarily from the acquisition of Flexsys on May 1, 2007.  Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method.  The acquisition of Flexsys resulted in an increase in net sales of 64 percent. The remaining 9 percent increase in net sales was a result of favorable currency exchange rate fluctuations of 4 percent, higher average selling prices of approximately 3 percent and higher sales volumes of approximately 2 percent.  The favorable exchange rate fluctuations primarily occurred as a result of the weakening U.S. dollar in relation to the Euro with SAFLEX® plastic interlayer products being most benefited.  Higher average selling prices were experienced in THERMINOL® heat transfer fluids and LLUMAR® and VISTA® professional film products, and SAFLEX® plastic interlayer products.  Higher volumes were experienced in SAFLEX® plastic interlayer products, LLUMAR® and VISTA® professional film products and THERMINOL® heat transfer fluids.

The $38 million increase in segment profit in comparison to the third quarter 2006 resulted primarily from the acquisition of Flexsys and increased net sales, the composition of which are described above, partially offset by higher raw material and marketing costs.  Higher marketing costs are predominantly related to branding initiatives associated with certain growth markets, particularly Asia-Pacific. In addition, segment profit in the third quarter 2007 was negatively impacted by $1 million of charges resulting from the step-up in basis of Flexsys’ inventory in accordance with purchase accounting and $1 million of severance and retraining costs. Segment profit in the third quarter 2006 was affected by $6 million of reorganization items consisting of contract termination costs and asset write-downs related to the exit of a non-strategic business along with the movement of manufacturing operations from St. Louis, Missouri to Anniston, Alabama.

Integrated Nylon

	Three Months Ended September 30,
(dollars in millions)	2007	2006

Net Sales	$507	$447

Segment Profit	$34	$9
Gains (Charges) and Reorganization Items included in Segment Profit	$24	$(1)

The $60 million, or 13 percent, increase in net sales as compared to the third quarter 2006 resulted primarily from higher sales volumes of approximately 6 percent, higher gains of approximately 5 percent, and higher average selling prices of approximately 2 percent.  Sales volumes increased significantly in nylon polymers and plastics and intermediate chemicals, partially offset by decreases in carpet fibers.  The nylon plastics and polymers volumes increased due to a late third quarter 2006 and first quarter 2007 capacity increase enabled by the reconfiguration of idle carpet fibers assets.  The intermediate chemicals volumes increased due to a competitor’s force majeure declared during the third quarter 2007.  Net sales in the third quarter 2007 included a gain of $22 million realized upon the termination of a customer contract and the immediate recognition of previously deferred revenue.  In response to the escalating cost of raw materials, average selling prices increased in each of the Integrated Nylon businesses.

The $25 million increase in segment profit compared to the third quarter 2006 resulted predominantly from higher volumes, higher gains and lower functional costs, partially offset by raw material increases.  These  increases in the third quarter 2007 of $17 million were significantly offset by increases in average selling prices in each of the Integrated Nylon businesses.  In addition to the gain described above, the third quarter 2007 results included a gain of $3 million from the sale of a portion of the land at the manufacturing facility in Pensacola, Florida.  Segment profit in the third quarter 2006 included $1 million of decommissioning and dismantling charges associated with the shutdown of the acrylic fibers and nylon industrial fibers businesses in the second quarter 2005.

Corporate Expenses

	Three Months Ended September 30,
(dollars in millions)	2007	2006

Corporate Expenses	$18	$13
Charges included in Corporate Expenses	$(4)	$--

    Corporate expenses increased by $5 million compared to the third quarter 2006 principally due to charges recorded in corporate expenses in the third quarter 2007.  In the third quarter 2007, a $4 million restructuring charge was recorded due to the termination of a third-party agreement at one of Solutia’s facilities.  After consideration of the charge recorded in the third quarter 2007, corporate expenses are comparable year over year.

Equity Earnings from Affiliates

	Three Months Ended September 30,
(dollars in millions)	2007	2006

Equity Earnings from Affiliates	$--	$7
Charges included in Equity Earnings from Affiliates	$--	$(1)

Equity earnings from affiliates decreased by $7 million as compared to the third quarter 2006 as a result of the acquisition of Flexsys on May 1, 2007.  The acquisition resulted in Flexsys becoming a 100% owned subsidiary of Solutia and, therefore, its results of operations are consolidated by Solutia and no longer classified as equity earnings from affiliates.

Interest Expense

	Three Months Ended September 30,
(dollars in millions)	2007	2006

Interest Expense	$34	$28
Charges included in Interest Expense	$(2)	$(3)

The $6 million, or 21 percent, increase in interest expense compared to the third quarter 2006 resulted principally from higher debt outstanding in the third quarter 2007 than in the comparable period of 2006, partially offset by lower interest rates.  Average debt outstanding increased 50 percent, of which 36 percent was associated with the Flexsys acquisition.  The remainder of the increase was used to fund primarily pension funding requirements and the ongoing reorganization process.  The decline in the average interest rate between comparable periods is due to the January 2007 amendment to the DIP credit facility and the July 2006 refinancing of the Euronotes.

The third quarter 2007 results included a $2 million interest expense charge related to claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court.  In addition, the third quarter 2006 results included a $3 million charge related to the refinancing of SESA's €200 million of 10 percent Senior Secured Notes (the "Euronotes").  The amount of contractual interest not recorded was $8 million in both the third quarter 2007 and 2006.

Other Income, net

	Three Months Ended September 30,
(dollars in millions)	2007	2006

Other Income, net	$3	$6

The $3 million decrease in other income, net compared to the third quarter 2006 resulted principally from gains on sales of non-operational assets in the third quarter 2006.

Reorganization Items, net

	Three Months Ended September 30,
(dollars in millions)	2007	2006

Reorganization Items, net	$(152)	$(19)
Reorganization Items, net included in Segment Profit	$--	$(7)

Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia due to the reorganization process under Chapter 11 of the U.S. Bankruptcy Code.  Reorganization items incurred in the third quarter 2007 included: a $134 million net charge from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims, $18 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia’s reorganization proceedings, $1 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court, offset by a $1 million gain realized from a claim settlement.

Reorganization items incurred in the third quarter 2006 included: $13 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia’s reorganization proceedings; $5 million of other reorganization charges primarily involving costs incurred with the shut-down of certain non-strategic businesses; $1 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court.

Income Tax Expense

	Three Months Ended September 30,
(dollars in millions)	2007	2006

Income Tax Expense	$11	$5

Solutia’s income tax expense in the third quarter 2007 and 2006 primarily consists of foreign income taxes.  As a result of Solutia’s Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the three months ended September 30, 2007 and 2006.  Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances.

The increase in income tax expense when compared to the three months ended September 30, 2006 is primarily due to the acquisition of Flexsys and the consolidation by Solutia of Flexsys’ foreign entities as of May 1, 2007.

Discontinued Operations

	Three Months Ended September 30,
(dollars in millions)	2007	2006

Income from Discontinued Operations, net of tax	$--	$49

Income from discontinued operations consists of the results of Solutia’s Dequest and pharmaceutical services businesses.  As described in Note 5 to the accompanying condensed consolidated financial statements, on August 22, 2006, Solutia sold the pharmaceutical services business to Dishman. Included in the results of discontinued operations in the three months ended September 30, 2006 is the gain on sale of the pharmaceutical services business of $49 million.

Results of Operations—Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Performance Products

	Nine Months Ended September 30,
(dollars in millions)	2007	2006

Net Sales	$1,151	$802

Segment Profit	$173	$115
Charges and Reorganization Items included in Segment Profit	$(5)	$(9)

The $349 million, or 44 percent, increase in net sales as compared to the nine months ended September 30, 2006 resulted primarily from the acquisition of Flexsys on May 1, 2007.  Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method.  The acquisition of Flexsys resulted in an increase in net sales of 35 percent.  The remaining 9 percent increase in net sales was a result of higher sales volumes of approximately 4 percent, favorable currency exchange rate fluctuations of 3 percent, and higher average selling prices of approximately 2 percent.  Higher volumes were experienced in SAFLEX® plastic interlayer products, THERMINOL® heat transfer fluids and LLUMAR® and VISTA® professional film products.  The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro with SAFLEX® plastic interlayer products most significantly benefited.  Higher average selling prices were experienced in THERMINOL® heat transfer fluids and LLUMAR® and VISTA® professional film products.

The $58 million, or 50 percent, increase in segment profit in comparison to the nine months ended September 30, 2006 resulted primarily from the acquisition of Flexsys as described above and higher sales volumes.   Strong sales performance was partially offset by higher raw material, manufacturing and marketing costs.  The higher manufacturing costs were a result of start up expenses for new lines at the Santo Toribio, Mexico and Suzhou, China manufacturing plants and increased shipping and warehousing costs driven by increased sales volumes and new products.  Higher marketing costs are predominantly related to branding initiatives associated with certain growth markets, particularly Asia-Pacific.  In addition, segment profit in 2007 was negatively impacted by $3 million of charges resulting from the step-up in basis of Flexsys’ inventory in accordance with purchase accounting and $2 million of severance and retraining costs.  Segment profit in 2006 included $5 million for contract termination costs and certain asset write-downs, $3 million of severance and retraining costs and $1 million for restructuring charges.

Integrated Nylon

	Nine Months Ended September 30,
(dollars in millions)	2007	2006

Net Sales	$1,423	$1,296

Segment Profit (Loss)	$71	$(2)
Gains (Charges) and Reorganization Items included in Segment Profit (Loss)	$30	$(4)

The $127 million, or 10 percent, increase in net sales as compared to the nine months ended September 30, 2006 resulted primarily from higher average selling prices of approximately 4 percent, higher sales volumes of approximately 4 percent, and higher gains of approximately 2 percent.  In response to the escalating cost of raw materials, average selling prices increased significantly in the intermediate chemicals and nylon plastics and polymers businesses and, to a lesser extent, the carpet fibers business.  Sales volume decreases in carpet fibers were offset by increased volumes in nylon polymers and plastics and intermediate chemicals.  The nylon plastics and polymers volumes increased due to a late third quarter 2006 and first quarter 2007 capacity increase enabled by the reconfiguration of idle carpet fibers assets.  The intermediate chemicals volume increase is due to 2006 operations being negatively impacted by a manufacturing interruption incurred at the Alvin, Texas facility, resulting in a significant turnaround being accelerated in its timing, as well as extended in its duration.  Intermediate chemicals volumes increased due to a competitor’s force majeure declared during the third quarter 2007.  In addition, net sales in 2007 included a gain of $22 million realized upon the termination of a customer contract and the immediate recognition of previously deferred revenue.

The $73 million increase in segment profit for the nine months ended September 30, 2007 compared to the same period in 2006 resulted from increased net sales, higher gains and decreased functional costs.  Increased net sales due to pricing actions were partially offset by raw material increases of $31 million.  The raw material cost profile of Integrated Nylon was primarily impacted during the nine months ended September 30, 2007 by increases in propylene and cyclohexane, key feed stocks for the Integrated Nylon segment.  In addition to the gain described above, results for the nine months ended September 30, 2007 included gains of $7 million and $3 million from the sale of portions of  land at the manufacturing facilities in Alvin, Texas and Pensacola, Florida, respectively.  Segment loss in 2006 included approximately $3 million of decommissioning and dismantling costs related to the shut-down of the acrylic fibers business in 2005 and $1 million of asset write-downs.

Corporate Expenses

	Nine Months Ended September 30,
(dollars in millions)	2007	2006

Corporate Expenses	$45	$26
Gains (Charges) included in Corporate Expenses	$(4)	$11

Corporate expenses increased by $19 million compared to the nine months ended September 30, 2006 principally due to gains recorded in 2006 and charges recorded in 2007 in corporate expenses. In 2007, a $4 million restructuring charge was recorded due to the termination of a third-party agreement at one of Solutia’s facilities.  In the second quarter 2006, a $20 million gain was recorded due to the elimination of a reserve with respect to a litigation matter that was decided in the Company’s favor.  This gain was partially offset by a $9 million environmental charge precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia’s facilities outside the U.S. that will likely result in the cessation of operations at that site. After consideration of the aforementioned items recorded in 2007 and 2006, the remaining increase in corporate expenses was due to increased compensation and professional development costs.

Equity Earnings from Affiliates

	Nine Months Ended September 30,
(dollars in millions)	2007	2006

Equity Earnings from Affiliates	$12	$28
Charges included in Equity Earnings from Affiliates	$--	$(2)

Equity earnings from affiliates decreased by $16 million as compared to the nine months ended September 30, 2006 as a result of the acquisition of Flexsys on May 1, 2007.  The acquisition resulted in Flexsys becoming a 100% owned subsidiary of Solutia and, therefore, its results of operations are consolidated by Solutia and no longer classified as equity earnings from affiliates.  In addition, the 2006 results included a $2 million restructuring charge from Flexsys.

Interest Expense

	Nine Months Ended September 30,
(dollars in millions)	2007	2006

Interest Expense	$93	$76
Charges included in Interest Expense	$(2)	$(4)

The $17 million, or 22 percent, increase in interest expense compared to the nine months ended September 30, 2006 resulted principally from higher debt outstanding in the nine months ended September 30, 2007 than in the comparable period in 2006, partially offset by lower interest rates.  Average debt outstanding increased 56 percent, of which 22 percent was associated with the Flexsys acquisition.  The remainder of the increase was used to fund primarily pension funding requirements and the ongoing reorganization process.  The decline in the average interest rate between comparable periods is due to the January 2007 amendment to the DIP credit facility and the July 2006 refinancing of the Euronotes.

    The 2007 results included a $2 million interest expense charge related to claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court.  In addition, the 2006 results included a $3 million charge related to the refinancing of the Euronotes and a $1 million charge related to the March 2006 amendment of the DIP credit facility. The amount of contractual interest not recorded was $24 million in both the nine months ended September 30, 2007 and 2006.

Other Income, net

	Nine Months Ended September 30,
(dollars in millions)	2007	2006

Other Income, net	$32	$12
Gains included in Other Income, net	$21	$--

The $20 million increase in other income, net compared to the nine months ended September 30, 2006 resulted principally from higher gains.  Solutia reached a settlement with FMC Corporation on a litigation matter in the second quarter 2007 and subsequently recorded a gain of $21 million, net of legal expenses in the same period.

Reorganization Items, net

	Nine Months Ended September 30,
(dollars in millions)	2007	2006

Reorganization Items, net	$(185)	$(51)
Reorganization Items, net included in Segment Profit (Loss)	$--	$(11)

Reorganization items, net are presented separately in the Condensed Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by Solutia due to the reorganization process under Chapter 11 of the U.S. Bankruptcy Code.  Reorganization items incurred in the nine months ended September 30, 2007 included: a $134 million net charge from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims, $50 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia’s reorganization proceedings, $4 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court, offset by a $3 million gain realized from a claim settlement.

    Reorganization items incurred in the nine months ended September 30, 2006 included: $40 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia’s reorganization proceedings;  $9 million of other reorganization charges primarily involving costs incurred with exiting certain non-strategic businesses; $4 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court; and a $2 million net gain from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims.

Income Tax Expense

	Nine Months Ended September 30,
(dollars in millions)	2007	2006

Income Tax Expense	$25	$10

Solutia’s income tax expense in the nine months ended September 30, 2007 and 2006 primarily consists of foreign income taxes.  As a result of Solutia’s Chapter 11 filing, Solutia did not record any U.S. income tax expense or benefit for domestic operations (including temporary differences) during the nine months ended September 30, 2007 and 2006.  Consequently, the changes in federal and state deferred tax assets were offset by corresponding changes in valuation allowances.

The increase in income tax expense when compared to the nine months ended September 30, 2006 is primarily due to the acquisition of Flexsys and the consolidation by Solutia of Flexsys’ foreign entities as of May 1, 2007.  Also, a non-consolidated equity affiliate surrendered a prior year loss in the first quarter 2006 that was used to offset a foreign subsidiary's 2006 taxable income in the United Kingdom.  This offset was not available in 2007 causing an increase in income tax expense.  The implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) caused an increase in income tax expense when compared to the nine months ended September 30, 2006.  See Note 8 to the accompanying condensed consolidated financial statements for additional information concerning the effect of FIN 48 on Solutia’s income tax expense.

Discontinued Operations

	Nine Months Ended September 30,
(dollars in millions)	2007	2006

Income from Discontinued Operations, net of tax	$29	$59

Income from discontinued operations consists of the results of Solutia’s Dequest and pharmaceutical services businesses.  As described in Note 5 to the accompanying condensed consolidated financial statements, on May 31, 2007, Solutia sold Dequest to Thermphos.  Included in the results of discontinued operations in the nine months ended September 30, 2007 is a gain on the sale of the Dequest business of $34 million, partially offset by income taxes of $5 million.  Included in the results of operations in the nine months ended September 30, 2006 is a gain on the sale of the pharmaceutical services business of $49 million as well as a tax gain of $5 million.  The tax gain resulted from the reversal of a valuation allowance established as a result of the merger of CarboGen and AMCIS subsidiaries of the pharmaceutical services business into one legal entity.

Summary of Events Affecting Comparability

Charges and gains recorded in the nine months ended September 30, 2007 and 2006 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

	2007
Increase/(Decrease)	Performance Products	Integrated Nylon	Corporate/Other	Consolidated
Impact on:
Net sales	$--	$22	$--	$22	(a)
Cost of goods sold	--	--	4	4	(b)
	3	--	--	3	(c)
	2	--	--	2	(d)
Administrative expenses	--	(10)	--	(10)	(e)
Operating Income Impact	(5)	32	(4)	23

Interest expense	--	(2)	--	(2)	(f)
Other income, net	--	--	21	21	(g)
Loss on debt modification	--	--	(7)	(7)	(h)
Reorganization items, net	--	--	(185)	(185)	(i)
Pre-tax Income Statement Impact	$(5)	$30	$(175)	(150)
Income tax impact				(3)	(j)
After-tax Income Statement Impact				$(147)

2007 Events
a)
Revenue resulting from a contract termination by a customer which resulted in the immediate recognition of deferred revenue in the third quarter ($22 million pre-tax and after-tax – see note (j) below).

b)	Restructuring charge resulting from the termination of a third-party agreement in the third quarter at one of Solutia’s facilities ($4 million pre-tax and $3 million after-tax – see note (j) below).

c)	Charge resulting from the step-up in basis of Flexsys’ inventory in accordance with purchase accounting in the second quarter ($3 million pre-tax and $2 million after-tax – see note (j) below).

d)	Restructuring costs related principally to severance and retraining costs ($2 million pre-tax and $1 million after-tax – see note (j) below).

e)
Gains resulting from the sales of portions of the land at the manufacturing facilities in Alvin, Texas in the second quarter and Pensacola, Florida in the third quarter ($10 million pre-tax and after-tax – see note (j) below).

f)
Charge resulting from recognition of interest expense on claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court in the third quarter ($2 million pre-tax and after-tax – see note (j) below).

g)	Settlement gain with FMC Corporation, net of legal expenses in the second quarter ($21 million pre-tax and after-tax – see note (j) below).

h)
Solutia recorded a charge of approximately $7 million (pre-tax and after-tax – see note (j) below) in the first quarter to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value as of the amendment date.

i)
Reorganization items, net consist of the following: a $134 million net charge from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims, $50 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia’s reorganization proceedings, $4 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court, offset by a $3 million gain realized from a claim settlement ($185 million pre-tax and after-tax – see note (j) below)

j)
With the exception of items (b), (c) and (d) above, which relate to operations not in reorganization, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia’s Chapter 11 bankruptcy filing.

	2006
Increase/(Decrease)	Performance Products	Integrated Nylon	Corporate/Other	Consolidated
Impact on:
Cost of goods sold	$--	$--	$9	$9	(a)
	--	--	(20)	(20)	(b)
	1	--	--	1	(c)
Marketing and administrative expenses	1	--	--	1	(c)
Operating Income Impact	(2)	--	11	9

Interest expense	--	--	(1)	(1)	(d)
	--	--	(3)	(3)	(e)
Equity earnings from affiliates	--	--	(2)	(2)	(f)
Loss on debt modification	--	--	(8)	(8)	(d)
Reorganization items, net	(7)	(4)	(40)	(51)	(g)
Pre-tax Income Statement Impact	$(9)	$(4)	$(43)	(56)
Income tax impact				(3)	(h)
After-tax Income Statement Impact				$(53)

2006 Events
a)
Environmental charge in the first quarter precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of Solutia’s facilities outside the U.S. that will likely result in the cessation of operations at that site ($9 million pre-tax and $7 million after-tax – see note (h) below).

b)	Gain resulting from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably in the second quarter ($20 million pre-tax and after-tax – see note (h) below).

c)	Restructuring costs related principally to severance and retraining costs ($2 million pre-tax and after-tax).

d)
Solutia recorded a charge of approximately $8 million (pre-tax and after-tax - see note (h) below) to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value.  In addition, $1 million (pre-tax and after-tax – see note (h) below) of unamortized debt issuance costs associated with the DIP facility were written off at the time of modification in March 2006.

e)	Solutia refinanced its Euronotes in July 2006 and recorded early extinguishment costs at the time of refinancing ($3 million pre-tax and $2 million after-tax).

f)	Restructuring charges at Flexsys ($2 million pre-tax and after-tax – see note (h) below).

g)
Reorganization items, net consist of the following: $40 million of professional fees for services provided by debtor and creditor professionals directly related to Solutia’s reorganization proceedings; $9 million of other reorganization charges primarily involving costs incurred with exiting certain non-strategic businesses; $4 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain Solutia employees approved by the Bankruptcy Court; and a $2 million net gain from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims.  ($51 million pre-tax and after-tax – see note (h) below)

h)
With the exception of items (a), (c), and (e) above, which primarily relate to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to Solutia’s Chapter 11 bankruptcy filing.

Financial Condition and Liquidity

As discussed in Note 1 to the accompanying condensed consolidated financial statements, Solutia is operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.  As a result of the uncertainty surrounding Solutia's current circumstances, it is difficult to predict Solutia's actual liquidity needs and sources at this time.  Solutia's access to additional financing while in the Chapter 11 bankruptcy process may be limited.  However, based upon current and anticipated levels of operations during the continuation of the bankruptcy proceedings, Solutia believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels.  Furthermore, in October 2007, the Company received fully underwritten commitments for $2.0 billion of exit financing to position itself for emergence from Chapter 11.

Financial Analysis

Solutia used a combination of cash on hand and borrowings on debt facilities to fund operating needs, capital expenditures and the acquisition of Flexsys.  Cash used in continuing operations was $70 million in the nine months ended September 30, 2007, an improvement of $144 million from $214 million used in continuing operations for the comparable period of 2006.  The improvement of cash used in operations was primarily attributable to increased operating income, higher accounts payable balances and lower pension plan contributions to Solutia’s domestic qualified pension plan, partially reduced by higher interest payments related to increased debt levels and payments mandated by the Flexsys acquisition agreement.  In accordance with the agreement to purchase Akzo Nobel’s 50 percent interest in the Flexsys joint venture, Solutia agreed to fund $27 million to the United Kingdom Defined Benefit Pension Plan.  Cash used in continuing operations was negatively impacted by this $27 million payment.

Capital spending increased $29 million to $103 million in the nine months ended September 30, 2007, compared to $74 million in the comparable period of 2006. The expenditures in the nine months ended September 30, 2007 were primarily to fund certain growth initiatives in the Performance Products and Integrated Nylon segments, as well as various capital improvements and certain cost reduction projects.  Specific growth initiatives include the new SAFLEX® plastic interlayer plant in China completed in September 2007, the addition of a third SAFLEX® line in the existing plant located in Ghent, Belgium expected to be completed in 2008, and the continued transformation of the staple carpet lines to plastic polymer lines.

Solutia’s working capital decreased by $40 million to ($293) million at September 30, 2007, compared to ($253) million at December 31, 2006.  The change was primarily due to an increase in short-term debt, substantially offset by the acquisition of Flexsys, higher cash on-hand, and higher trade receivable and inventory levels prior to normal fourth quarter working capital monetization.

As described in Note 5 to the accompanying condensed consolidated financial statements, on May 1, 2007, Solutia acquired Akzo Nobel’s 50 percent stake in Flexsys, the world’s leading supplier of chemicals to the rubber industry.  Contemporaneous with the Flexsys acquisition, Flexsys purchased the Akzo Nobel CRYSTEX® manufacturing operations in Japan for $25 million.  The purchase price was $213 million, subject to debt assumption and certain purchase price adjustments and the cash utilized at acquisition was $115 million.  In accordance with the purchase agreement, subsequent to the acquisition, Solutia funded $27 million to the United Kingdom Defined Benefit Pension Plan.  To partially fund the Flexsys acquisition and in conjunction with the execution of the DIP amendment, the Company increased its debt facility by $150 million.  In conjunction with the acquisition, the existing Flexsys $200 million term and revolving credit facility was renegotiated and subsequently increased to $225 million in May 2007.

On May 31, 2007, Solutia sold Dequest to Thermphos for $67 million, subject to a working capital adjustment.  Cash proceeds of $53 million from this sale were utilized to pay down the Company’s DIP credit facility.

In the nine months ended September 30, 2007, Flexsys purchased certain assets of Chemetall’s rubber chemicals business for $4 million.  In the nine months ended September 30, 2006, Solutia completed the acquisition of Vitro Plan’s 51 percent stake in Quimica M, S.A de C.V. (“Quimica”) with a net cash investment of $16 million.  As a result of this acquisition, Solutia became the sole owner of Quimica and its plastic interlayer plant located in Santo Toribio, Mexico.

Total debt of $1,953 million as of September 30, 2007, including $625 million subject to compromise and $1,328 million not subject to compromise, increased by $425 million as compared to $1,528 million at December 31, 2006, including $668 million subject to compromise and $860 million not subject to compromise.  This increase in total debt resulted from $325 million of additional borrowings from Solutia’s DIP credit facility in January 2007 and from $162 million of debt assumed in conjunction with the acquisition of Flexsys as described further in Note 5 to the accompanying condensed consolidated financial statements.  The increase is partially offset by a pay down of $53 million to the DIP credit facility in June 2007 from the proceeds of the Dequest sale as described further in Note 5 to the accompanying condensed consolidated financial statements.  In addition, the settlement agreement of the synthetic lease on Solutia’s corporate headquarters decreased total debt by $23 million as the $43 million subject to compromise was settled through the issuance of $20 million of promissory notes as described further in Note 12 to the accompanying condensed consolidated financial statements.

The weighted average interest rate on Solutia’s total debt outstanding was approximately 8.0 percent at September 30, 2007 and 8.4 percent at December 31, 2006.  Excluding debt subject to compromise, with the exception of the 11.25% notes due 2009 on which the Bankruptcy Court has permitted continued payments of the contractual interest, the weighted average interest rate on total debt was 8.2 percent at September 30, 2007 compared to 8.9 percent at December 31, 2006.  While operating as a debtor-in-possession during the Chapter 11 proceedings, Solutia has ceased paying interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027.  The amount of contractual interest expense not recorded in each of the nine months ended September 30, 2007 and 2006 was approximately $24 million.

As a result of the Chapter 11 bankruptcy filing, Solutia was in default on all its debt agreements as of September 30, 2007, with the exception of its DIP credit facility, Flexsys Debt Facility, and SESA’s €200 million Facility Agreement.  In addition, subsequent to Solutia’s bankruptcy filing, Moody’s Investors Ratings Services and Standard & Poor’s withdrew all ratings for Solutia and its related debt securities that have been classified in Liabilities Subject to Compromise in the Condensed Consolidated Statement of Financial Position.

Solutia had a shareholders' deficit of $1,449 million at September 30, 2007 compared to $1,405 million at December 31, 2006. The $44 million increase in shareholders’ deficit resulted primarily from the $63 million net loss in the nine months ended September 30, 2007 and the $3 million cumulative adjustment related to the adoption of FIN 48, partially offset by the $23 million decrease in accumulated other comprehensive loss.

    At September 30, 2007, Solutia’s total liquidity was $493 million in the form of $182 million of availability under the DIP credit facility, $91 million of availability under the Flexsys Debt Facility and approximately $220 million of cash on-hand, of which $167 million was cash of Solutia’s subsidiaries that are not parties to the Chapter 11 proceedings. In comparison, Solutia’s total liquidity at December 31, 2006 was $245 million in the form of $95 million of availability under the DIP credit facility and approximately $150 million of cash on-hand, of which $112 million was cash of Solutia’s subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings. The increase in cash on-hand was primarily a result of the DIP amendment in January 2007 as described below, partially offset by the pay down of the DIP credit facility from the proceeds of the Dequest divestiture.

According to IRS funding rules, Solutia will be required to make approximately $105 million in pension contributions to its U.S. qualified pension plan in 2007.  Approximately $87 million of these required 2007 contributions were made in the nine months ended September 30, 2007.  Solutia also expects to be required to fund approximately $6 million in pension contributions for its foreign pension plans in 2007.

DIP Amendment

    Solutia amended its DIP financing facility on January 25, 2007 with Bankruptcy Court approval.  This amendment, among other things, (i) increased the DIP facility from $825 million to $1,225 million; (ii) extended the term of the DIP facility from March 31, 2007 to March 31, 2008; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 350 basis points to LIBOR plus 300 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; and (vi) amended certain financial and other covenants.  Of the $1,225 million facility, $150 million was utilized to finance the acquisition of Akzo Nobel’s interest in the 50/50 Flexsys joint venture between Solutia and Akzo Nobel.  The remaining increased availability under the DIP credit facility provides Solutia with additional liquidity for operations and the ability to fund upcoming mandatory pension payments.  The DIP credit facility can be repaid by Solutia at any time without prepayment penalties.

Corporate Headquarters Lease Settlement

    In August 2007, Solutia resolved a disputed claim regarding its synthetic lease agreement associated with its corporate headquarters with certain creditors by agreeing to an allowed secured claim of $20 million, representative of their collateral value, and an allowed general unsecured claim of $27 million.  The $20 million secured claim has been settled by the issuance of promissory notes to the creditors.

Exit Financing

    In October 2007, the Company received fully underwritten commitments for $2.0 billion of exit financing.  Consistent with the terms of the Disclosure Statement, the exit financing package includes a $400 million senior asset-based revolving credit facility, a $1.2 billion senior secured term loan facility, and a $400 million senior unsecured bridge facility.  The exit financing requires the approval of the Bankruptcy Court.  The Bankruptcy Court has set a confirmation hearing for November 29, 2007, to confirm the amended plan of reorganization, inclusive of this financing.

Emergence Outlook

We have progressed significantly toward the achievement of our reorganization strategy designed to address the factors that led to the Company’s Chapter 11 filing and enable Solutia to thrive post-emergence.  As denoted elsewhere within this filing, on October 15, 2007, Solutia filed an amended Plan and Disclosure Statement and currently has a hearing scheduled for November 29, 2007 at which time it intends to seek confirmation of such plan by the Bankruptcy Court.  At this time, the Company anticipates emerging from Chapter 11 prior to the end of 2007.

At the time of emergence, the Company believes it will qualify for the application of fresh start accounting, as outlined in SOP 90-7.  Under fresh-start accounting, the Company’s asset and liability balances are remeasured at emergence at their fair values and are allocated in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”).  The excess of reorganization value over the net fair value of tangible and identifiable intangible assets and liabilities will be recorded as goodwill.  The Company is in the preliminary stage of estimating the financial impact of adopting fresh-start accounting, but if the amended Plan is approved and confirmed in its current form, we expect significant changes in the financial statements of the Company.  Certain of the most significant changes are summarized as follows.

Debt Discharge and Reinstatement of Liabilities

Upon emergence, liabilities subject to compromise, estimated to range between $1,800 million and $1,900 million, are expected to be settled.  Pursuant to the terms of the Plan, certain secured and priority claims, estimated to range between $325 million and $375 million, will be settled in cash, and other liabilities, estimated to range between $825 million and $900 million and principally consisting of the Company’s environmental, pension and other postretirement benefits, will be reinstated as a liability.  The remainder will be settled with the issuance of new common stock in reorganized Solutia.  Application of the Plan provisions against the claim amounts is expected to result in the Company recognizing a gain associated with debt discharge ranging from $500 million to $700 million.

Other Fair Value Changes

Based on the enterprise valuation disclosed in the Plan and Disclosure Statement, we expect a significant step up in our total assets.   As of September 30, 2007, total assets were $2,638 million; we expect that after the application of fresh start, our total assets will exceed $4,000 million.  The allocation of the increased asset values is not yet known, but generally will include inventory, property, plant and equipment, goodwill, identified intangible assets, deferred taxes and other long term asset accounts.  Liabilities will also be significantly impacted, most notably the debt accounts, in which the Company expects to retire all or substantially all of its existing debt and issue new debt financing which in the aggregate, could be $2,000 million.  Also, the pension, other post retirement benefits and environmental liabilities are expected to change as follows.

Other Post Retirement Benefits:  Solutia’s recorded liability with respect to providing its retirees with medical and other post-employment benefits is expected to decrease in the range of $80 million to $150 million as a result of a reduction in certain post retirement benefits enacted as of the emergence date.  Furthermore, the establishment of a trust to be funded with $175 million obtained from a stock rights offering will further reduce the Company’s outstanding OPEB liability.  The timing of the stock rights offering is expected to be cotemporaneous with the emergence of the Company from bankruptcy protection.

Pension Plan:  Solutia has amended its U.S. qualified pension plan to cease future benefit accruals in order to reduce required funding obligations to a manageable level.  While in Chapter 11, Solutia has funded over $278 million to the Pension Plan, and in 2007, we expect to make additional contributions in the range of $20 million to $92 million.  Solutia has satisfied all minimum funding contributions under ERISA.

Environmental Liabilities:  Remediation activities are currently being funded by Monsanto for all properties not owned or operated by Solutia during the bankruptcy case with the exception of one off-site remediation project in Sauget, Illinois.  Post-emergence, funding for certain of these liabilities will be shared by Monsanto and us, and certain of the activities will be assumed by Monsanto.  We believe the assumption of this environmental responsibility will result in an increase in our environmental liability within the range of $100 million to $250 million.  A key factor to determining the fair value of this liability is the status of remediation of these projects and the progress in discussions with local and national government authorities in the resolution of other projects.  However, the aforementioned adjustment is before consideration of any funding provided to offset these cash outflows, as is currently contemplated in the Plan and Disclosure Statement.

Equity Account Changes

As a result of the Plan becoming effective, the then-outstanding equity securities as well as shares held in treasury will be cancelled.  The remaining accumulated deficit and accumulated other comprehensive loss will be eliminated and new shares of reorganized Solutia common stock will be issued to certain general unsecured creditors.  The consolidated equity position, which as of September 30, 2007 reflects a deficit position of $1,449 million, is expected to be in the range of $900 million to $1,200 million after emergence.

The Plan is subject to approval by the Bankruptcy Court and the approval of other constituencies in accordance with the U.S. Bankruptcy Code as well as various other conditions and contingencies, some of which are not within the control of Solutia, and therefore are subject to change.

Solutia cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court and the related impacts on the Company’s financial statements will be consistent with the terms of the Plan.  Although the Plan provides for Solutia's emergence from bankruptcy as a going concern, there can be no assurance that the Plan, or any other plan of reorganization, will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

Contingencies

See Note 10 to the accompanying condensed consolidated financial statements for a summary of Solutia’s contingencies as of September 30, 2007.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the nine months ended September 30, 2007 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” on page 43-44 of Solutia’s Form 10-K for the year-ended December 31, 2006.

Item 4.   CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, Solutia carried out an evaluation, under the supervision and with the participation of Solutia's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, Solutia's disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia's periodic SEC filings.  The Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Form 10-Q, Solutia’s disclosure controls and procedures are effective to provide reasonable assurance that Solutia records, processes, summarizes, and reports the required disclosure information within the specified time periods.  Further, there were no changes in Solutia’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Solutia excluded from its assessment any changes in internal control over financial reporting at Flexsys, which was acquired on May 1, 2007, and whose financial statements reflect total assets and revenues constituting 24 percent and 18 percent, respectively, of the related condensed consolidated financial statement amounts as of and for the three months ended September 30, 2007. Solutia will include Flexsys in its evaluation of the design and effectiveness of internal control over financial reporting as of December 31, 2008.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings in Solutia’s Bankruptcy Case

JPMorgan Adversary Proceeding

Solutia’s 2006 Form 10-K describes an adversary proceeding filed by JPMorgan, as indenture trustee for Solutia’s debentures due 2027 and 2037 (the “Prepetition Indenture”), against Solutia in Solutia’s bankruptcy case.  In this proceeding, JPMorgan alleged that the Debentures are entitled to secured status as opposed to general unsecured status as set forth in the Plan.

On May 1, 2007, the Bankruptcy Court ruled in favor of Solutia, holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the Prepetition Indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to any security interests or liens on any of Solutia’s assets and that the Noteholders are not entitled to any equitable relief.  Both the Prepetition Indenture Trustee and the Ad Hoc Committee of Solutia Noteholders filed notices of appeal.  The Prepetition Indenture Trustee, the Ad Hoc Committee of Solutia Noteholders and individual Noteholders controlling at least $300 million in principal amount of the 2027/2037 Notes have agreed to stay their appeals in this Adversary Proceeding in consideration for the Noteholders’ treatment under the Plan.  The Plan provides that this Adversary Proceeding will be deemed dismissed and withdrawn with prejudice on the effective date (the “Effective Date”) of the Plan.

Equity Committee Adversary Proceeding Against Monsanto and Pharmacia

Solutia’s 2006 Form 10-K described the Equity Committee Adversary Proceeding pending in Solutia’s bankruptcy case.  The Equity Committee has agreed to stay the Equity Committee Adversary Proceeding in consideration for the treatment given to Equity Holders under the Plan.  The Plan provides that this Adversary Proceeding will be deemed dismissed and withdrawn with prejudice on the Effective Date of the Plan.

Legal Proceedings Outside Solutia’s Bankruptcy Case

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

        Legal Proceedings in the United States

       The ITC proceeding. In February 2005, Flexsys filed a complaint with the U.S. International Trade Commission ("ITC"), requesting that the ITC initiate an investigation against Sinorgchem Co. Shangdong, a Chinese entity ("Sinorgchem"), Korea Kumho Petrochemical Company, a Korean company ("KKPC"), and third party distributors of Sinorgchem. Flexsys claims that the process Sinorgchem used to make 4-ADPA and 6PPD, its sale of 6PPD for importation into the U.S., and Sinorgchem's sale of 4-ADPA to KKPC and KKPC's importation of 6PPD into the U.S. were covered by Flexsys’ patents.  Accordingly, Flexsys requested that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities. In February 2006, an Administrative Law Judge ("ALJ") of the ITC determined that Flexsys’ patents were valid, that the process used by Sinorgchem to make 4-ADPA and 6PPD was covered by Flexsys’ patents, and that Sinorgchem and its distributor, but not KKPC, had violated section 1337 of the U.S. Tariff Act.  In July 2006, the ITC substantially upheld the ALJ's decision, and subsequently issued a limited exclusion order against Sinorgchem and its distributor prohibiting them from importing 4-ADPA and 6PPD manufactured by Sinorgchem into the United States. Sinorgchem has appealed the ITC decision to the United States Court of Appeals for the Federal Circuit. Briefing has been completed and oral arguments were heard in September 2007.

In re Rubber Chemicals Antitrust Litigation.  In April 2006, KKPC filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code.  This matter was subsequently transferred to the United States District Court, Northern District of California.  Flexsys filed a motion to dismiss KKPC’s complaint, which was granted by the court in August 2007.  The court granted KKPC the right to refile an amended complaint which KKPC filed in September 2007.  Flexsys filed a motion to dismiss the amended complaint, and briefing and argument on the motion are scheduled to conclude on December 4, 2007.

       Legal Proceedings in Korea

      In April 2004, Sinorgchem filed an action with the Korean Intellectual Property Tribunal (“IPT”) seeking to invalidate one of Flexsys’ Korean patents protecting its 4-ADPA and 6PPD technology.  The IPT issued a decision invalidating significant claims of Flexsys’ Korean patent.  The IPT decision was reversed on appeal by the Patent Court of Korea.  Sinorgchem appealed the decision of the Patent Court of Korea to the Supreme Court of Korea.  On October 25, 2007 the Supreme Court reversed the decision of the Patent Court on one of the claims and remanded the case back to the Patent Court for further review of the validity of the other claims in accordance with the Supreme Court decision.  Solutia expects the Patent Court of Korea to render a decision on the remanded case in the first half of 2008.

Other Legal Proceedings

Davis v. Solutia Inc. Employees’ Pension Plan; Hammond, et al. v. Solutia Inc. Employees’ Pension Plan.  Solutia’s 2006 Form 10-K described consolidated class action cases filed in the Southern District of Illinois captioned Davis, et al. v. Solutia Inc. Employees’ Pension Plan and Hammond, et al. v. Solutia Inc. Employees’ Pension Plan.  The Complaint alleged three separate causes of action against the Pension Plan: (1) that the Pension Plan violates ERISA by discriminating against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55; (2) the Pension Plan is improperly backloaded in violation of ERISA; and (3) the Pension Plan is discriminatory on the basis of age.  By consent of the parties, the court certified a class in September 2007 with respect to the Pension Plan on the first claim.  The second and third of these claims were dismissed by the court.

    Reiff v. Metz.  On June 25, 2007, a purported class action entitled Reiff v. Metz was filed in the United States District Court, Southern District of New York against the same defendants named in the Dickerson v. Feldman purported class action lawsuit filed earlier in the same court against a number of defendants, including former officers and employees of Solutia and Solutia’s Employee Benefits Plans Committee and Pension and Savings Funds Committee.  The factual allegations and legal claims in Reiff are virtually identical to those in Dickerson, except that the purported class representative in Reiff is a current Solutia employee whereas the purported class representative in Dickerson is not.  Defendants filed a motion to dismiss in September 2007, which is pending before the Court.

    Ferro Antitrust Investigation.  Competition authorities in Belgium are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates (“BBP”).  One of the BBP producers under investigation by the Belgian Competition Authority (“BCA”) is Ferro Belgium sprl, a European subsidiary of Ferro Corporation (“Ferro”).  Ferro’s BBP business in Europe was purchased from Solutia in 2000.  Solutia received an indemnification notice from Ferro and has exercised its right, pursuant to the purchase agreement relating to Ferro’s acquisition of the BBP business from Solutia, to assume and control the defense of Ferro in proceedings relating to these investigations.  On July 7, 2005, the BCA Examiner issued a Statement of Objections regarding its BBP investigation in which SESA, a European non-Debtor subsidiary of Solutia, along with Ferro Belgium sprl and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000.  SESA’s written comments to the Statement of Objections were submitted on August 31, 2005 and presented at an oral hearing before the BCA on September 6, 2005.  The Examiner submitted its Reasoned Report to the BCA on December 22, 2005.  Solutia is not named as a party under investigation in the Reasoned Report.  SESA has recently been given access to the investigation file and is entitled to submit comments on the Reasoned Report until November 12, 2007.  An oral hearing before the BCA will then take place on December 20, 2007.   Solutia and SESA are fully cooperating with the BCA in this investigation.

    Department of Justice Investigations.  Solutia has received two grand jury subpoenas from the Antitrust Division of the United States Department of Justice (the “DOJ”).  The first subpoena, which Solutia received in April 2006, relates to the DOJ’s investigation of potential antitrust violations in the adipic acid industry.  The second subpoena, which Solutia received in September 2007, pertains to the DOJ’s investigation of potential antitrust violations in the sodium tripoloyphosphate (“STPP”) industry.  During the relevant time period of the subpoena, Solutia was an owner of Astaris LLC, a 50/50 joint venture with FMC Corporation, which manufactured and marketed phosphorus-based products, including STPP.  Solutia and its joint venture partner sold substantially all of the assets of Astaris in November 2005 to Israel Chemicals Limited.  Solutia has not engaged in the STPP business since the sale of its interest in the Astaris assets.  Solutia is fully cooperating with the DOJ in both investigations, which are ongoing.

ITEM 6.  EXHIBITS

See the Exhibit Index at page 63, of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC.
(Registrant)

/s/ TIMOTHY J. SPIHLMAN
(Vice President and Controller)
(On behalf of the Registrant and as Principal Accounting Officer)

Date: November 6, 2007

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002