Form 10-K
period 2007-12-31
SOLUTIA INC
filed 2008-02-27
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to ______________________

Commission file number 001-13255

SOLUTIA INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1781797 (I.R.S. Employer Identification No.)

575 Maryville Centre Drive, P.O. Box 66760, St. Louis, Missouri	63166-6760
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (314) 674-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to section 12(g) of the Act:
Title of each class
$.01 par value Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [   ] Yes     [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [   ] Yes     [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes       [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [  ]                                                                Accelerated filer [X]                                                      Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes     [X] No

The aggregate market value of the registrant’s common stock held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2007, based upon the value of the last sales price of these shares as quoted on the OTC Bulletin Board, was approximately $35.5 million.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 104,459,578 shares of common stock, $.01 par value, outstanding as of the close of business on January 31, 2008.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are considered forward-looking statements under the federal securities laws.  We consider all statements regarding anticipated or future matters, including the following, to be forward-looking statements:

●	effects of our pending bankruptcy proceeding;	●	plans and objectives of management for future operations;

●	our expected future financial position, liquidity, results of operations, profitability and cash flows;	●	contractual obligations;

●	financing plans;	●	off-balance sheet arrangements;

●	competitive position;	●	growth opportunities for existing products and services;

●	business strategy;	●	price increases;

●	budgets;	●	benefits from new technology; and

●	projected cost reductions;	●	effect of changes in accounting standards.

●	results of litigation;

Forward-looking statements are not guarantees of our future performance. They represent our estimates and assumptions only on the date they are made. There are risks, uncertainties and other important factors that could cause our actual performance or achievements to be materially different from those we may project. These risks, uncertainties and factors include:

●	our ability to consummate a Chapter 11 plan of reorganization;	●	exposure to product liability and other litigation, environmental remediation obligations and other environmental liabilities;

●	our ability to reduce our overall leveraged position;	●	lower prices for our products or a decline in our market share due to competition or price pressure by customers;

●	the potential adverse impact of our Chapter 11 filing on our operations, management and employees, and the risks associated with operating businesses under Chapter 11 protection;	●	ability to implement cost reduction initiatives in a timely manner;

●
our ability to comply with the terms of our debtor-in-possession ("DIP") credit facility, our Solutia Europe  €200 million facility and our Flexsys $225 million multicurrency term and revolving facility and our ability to increase, extend or refinance these facilities;
		●	efficacy of new technology and facilities;

●	customer and vendor response to our Chapter 11 proceeding;	●	limited access to capital resources;

●	general economic, business and market conditions;	●	changes in U.S. and foreign laws and regulations;

●	currency fluctuations;	●	geopolitical instability;

●	interest rate fluctuations;	●	changes in pension and other post-retirement benefit plan assumptions; and

●	price increases or shortages of raw materials and energy;	●	disruption of operations.

PART I

ITEM 1. BUSINESS

Company Overview

We are a global manufacturer and marketer of a variety of high-performance chemical and engineered materials that are used in a broad range of consumer and industrial applications.  We maintain a global infrastructure consisting of 29 manufacturing facilities, 8 technical centers and over 30 sales offices globally, including 20 facilities in the United States.  We employ approximately 6,000 individuals around the world.

We were formed in April 1977 by Pharmacia Corporation (“Pharmacia”), which was then known as Monsanto Company (“Old Monsanto”) to hold and operate substantially all of the assets, and assume all of the liabilities of Old Monsanto’s historical chemicals business.  Pharmacia spun us off to Pharmacia’s shareholders and we became an independent company in September 1977 (the “Solutia Spinoff”).  Pharmacia subsequently formed a new company, Monsanto Company, (“Monsanto”) to hold its agricultural and seed businesses and then spun Monsanto off to its shareholders as well.

Chapter 11 Proceedings

On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Cases") in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").  The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB).  Our subsidiaries outside the United States were not included in the Chapter 11 filing.  The filing was made to restructure our balance sheet, to streamline operations and to reduce costs, in order to allow us to emerge from Chapter 11 as a viable going concern.  The filing also was made to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the "Legacy Liabilities") and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff.  These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs were an obstacle to our financial stability and success.

Under Chapter 11, we are operating our businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants.  Since the Chapter 11 filing, orders sufficient to enable us to conduct normal business activities, including the approval of our DIP financing, have been entered by the Bankruptcy Court.  While we are subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the Bankruptcy Court.

On January 16, 2004, pursuant to authorization from the Bankruptcy Court, we entered into a DIP credit facility.  This DIP credit facility has subsequently been amended from time to time, with Bankruptcy Court approval.  The DIP credit facility, as amended, consists of: (a) a $975 million fully-drawn term loan; and (b) a $250 million borrowing-based revolving credit facility, which includes a $150 million letter of credit subfacility.  The DIP credit facility matures on March 31, 2008.

On October 15, 2007, we filed our Fifth Amended Joint Plan of Reorganization (the “Plan”) and the related Fifth Amended Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court.  The Disclosure Statement was approved by the Bankruptcy Court on October 19, 2007.  The Plan is based on a comprehensive settlement reached with all of the major constituents in our bankruptcy case which includes the following parties: Monsanto, noteholders controlling at least $300 million in principal amount of the 2027/2037 notes, the Official Committee of General Unsecured Creditors, the Official Committee of Equity Security Holders and the Ad Hoc Trade Committee.

 The Disclosure Statement contains a description of the events that led up to the Debtors’ bankruptcy filing, the actions the Debtors’ have taken to improve their financial situation while in bankruptcy, a current description of the Debtors’ businesses and a summary of the classification and treatment of allowed claims and equity interests under the Plan.  The Disclosure Statement was sent to our creditors and equity interest holders who approved the Plan.  On November 29, 2007 the Bankruptcy Court entered an order confirming the Plan.  We plan to declare the Plan effective and emerge from Chapter 11 on February 28, 2008.

Set forth below is a brief description of certain terms of the Plan and are qualified in their entirety by reference to the Plan and Disclosure Statement.

Under the Plan, we will emerge from bankruptcy as an independent publicly-held company.  The Plan provides for a re-allocation of our Legacy Liabilities with Monsanto, and an underlying settlement with the Official Committee of Retirees, the terms of which are set forth in the Monsanto Settlement Agreement and the Retiree Settlement Agreement, which have been filed with the Bankruptcy Court.

The Plan contemplates the completion of two rights offerings to raise new equity capital: (1) $250 million of new common stock will be sold to the noteholders and general unsecured creditors (“Creditor Rights Offering”) and (2) $175 million or 17 percent of new common stock will be sold pursuant to another rights offering to holders of at least 11 shares of common stock (“Equity Rights Offering”).  A group of our creditors has committed to backstop the Creditor Rights Offering.  The $250 million generated as a result of the Creditor Rights Offering will be used as follows: $175 million will be set aside in a Voluntary Employees’ Beneficiary Association (VEBA) Retiree Trust to fund the retiree welfare benefits for those pre-spin retirees who receive these benefits from us; and we will use $75 million to pay for other Legacy Liabilities being retained by the Company.  The $175 million generated as a result of the Equity Rights Offering will be paid to Monsanto in connection with the settlement of its claims.  Any portion of the 17 percent of the new common stock that is not purchased by current equity holders will be distributed to Monsanto.

Under the Plan, current equity holders that own at least 175 shares of our common stock will receive their pro rata share of 1 percent of the new common stock and current equity holders that own at least 11 shares of our common stock will receive additional rights as described above.  Additionally, current equity security holders will have the following rights:  i) holders who own at least 24 shares of our common stock will receive their pro rata share of five-year warrants to purchase 7.5 percent of the new common stock; and ii) holders who own at least 107 shares of our common stock will receive the right to participate in a buy out for cash of general unsecured claims of less than $100 thousand but more than $2.5 thousand for an amount equal to 52.35 percent of the allowed amount of such claims, subject to election of each general unsecured creditor to sell their claim.

Expected distributions to be provided creditors and equity holders are set forth in the Plan and Disclosure Statement which have been filed with the Securities & Exchange Commission as exhibits to Form 8-K, dated October 22, 2007.

On November 21, 2007, the Bankruptcy Court entered its Order approving our entry into the Exit Financing Facility Commitment Letter dated October 25, 2007 by and between Solutia, Citigroup Global Markets Inc., Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc. (collectively, “the Lenders”).  Under the Exit Financing Facility Commitment Letter and subject to the conditions contained therein, the Lenders were to provide us with $2.0 billion in financing (collectively, the “Exit Financing Facility”), including (a) a $400 million senior secured asset-based revolving credit facility; (b) a $1.2 billion senior secured term loan facility and (c) if we are unable to issue $400 million senior unsecured notes by the closing of the Exit Financing Facility, a $400 million senior unsecured bridge facility.

On January 22, 2008, the Lenders informed us they were refusing to provide the exit funding, asserting that there has been an adverse change in the markets since entering into the commitment.  We disagreed with their assertion and, on February 6, 2008, we filed a complaint in the Bankruptcy Court seeking a court order requiring the Lenders to meet their commitment and fund our exit from bankruptcy.  Trial on this matter began, February 21, 2008.  On February 25, 2008 and before the trial concluded, we reached an agreement with our Lenders on the terms of a revised exit financing package, subject to Bankruptcy Court approval.  The Bankruptcy Court approved the revised exit financing package on February 26, 2008 finding that the revisions are substantially consistent with the order confirming our Plan.  Accordingly, we are currently scheduled to emerge from Chapter 11 on February 28, 2008.  In the event the Lenders do not fund the exit financing for any other reason, it is not certain that we can extend our DIP credit facility and, if we can extend it, at what cost.

General Development of Business

In May 2007 we purchased the 50% of Flexsys that we did not own from our joint venture partner Azko Nobel N.V. for approximately $213 million.  The purchase was simultaneous with Flexsys’ purchase of Azko Nobel’s CRYSTEX® manufacturing operations in Japan for $25 million.  Flexsys manufactures more than 50 different products which are classified into two main product groups: vulcanizing agents, principally insoluble sulfur and rubber chemicals.

Also, in May 2007 we sold DEQUEST®, our water treatment phosphates business (“Dequest”) to Thermphos Trading GmbH.  Thermphos purchased the assets and assumed certain of the liabilities of Dequest for $67 million, subject to a working capital adjustment.  As part of the sale, we and Thermphos entered into a ten year lease and operating agreement under which we will continue to operate the Dequest production facility for Thermphos at our plant in Newport, Wales, United Kingdom.

In September 2007 we announced the opening of our new plant in Suzhou, China, a manufacturing site for our SAFLEX® business.

In November 2007, CPFilms purchased certain assets of Acquired Technology, Inc. which provides technology to help grow and develop CPFilms’ broad product portfolio while immediately adding sales volume in the aftermarket window film business.

Segments; Principal Products

Our reportable segments are:

●	Performance Products; and

●	Integrated Nylon.

The tabular and narrative information contained in Note 24 to the accompanying consolidated financial statements appearing on pages 104-106 is incorporated by reference into this section.

Performance Products

Rubber Chemicals. We purchased the 50% of Flexsys that we did not own in May 2007 from our joint venture partner, Akzo Nobel.  These chemicals help cure and protect rubber, impart desirable properties to cured rubber, increase durability, and lengthen product life.  Flexsys products play an important role in the manufacture of tires and other rubber products such as belts, hoses, seals and footwear.

Flexsys manufactures more than 50 different products which are classified into two main product groups: vulcanizing agents, principally insoluble sulfur, and rubber chemicals.  Insoluble sulfur is a key vulcanizing agent manufactured predominantly for the tire industry.  Flexsys is the world's leading supplier of insoluble sulfur and markets under the trade name of CRYSTEX®.  Flexsys has three product groups within rubber chemicals: antidegradants, accelerators, and other rubber chemicals.

Flexsys products are manufactured at 15 facilities worldwide: eight in Europe, three in North America, two in South America and two in Asia.  Flexsys has eight offices and a sales force of approximately 20 employees plus a worldwide network of agents and distributors.

CPFilms. CPFilms is a films business which adds functionality to glass.  Our CPFilms business manufactures and sells special custom coated window films under four brands:

• LLUMAR®;

• VISTA®;

• GILA®; and

• FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS®.

CPFilms also manufactures various films for use in tapes, automotive badging, optical and colored filters, shades, packaging, computer touch screens, electroluminescent displays, and cathode ray tube and flat-panel monitors.

CPFilms operates facilities in Martinsville, Virginia; Canoga Park, California; and Runcorn, U.K.

Other Performance Products. SAFLEX® is the world's largest producer of PVB (Polyvinyl Butyral) sheet, a plastic interlayer used in the manufacture of laminated glass for automotive and architectural applications.  In addition to PVB sheet, which is mostly marketed under the SAFLEX® brand, we manufacture specialty intermediate PVB resin products sold under the BUTVAR® brand, optical grade PVB resin and plasticizer.

PVB is a specialty resin used in the production of laminated safety glass sheet, an adhesive interlayer with high tensile strength, impact resistance, transparency and elasticity that make it particularly useful in the production of safety glass.  Laminated safety glass is predominately produced with PVB sheet and is legislated in all industrialized countries for automobile windshields.  Developing countries also use laminated safety glass in automotive windshields though it is not formally legislated.  Approximately 45% of sales to the automotive sector are for aftermarket replacement windows.  Architectural laminated safety glass is widely used in the construction of modern office buildings, airports, and residential homes.  Other applications for PVB resin include non-sheet applications such as wash primers and other surface coatings, specialty adhesive formulations, and inks.

The SAFLEX® business operates facilities in Antwerp, Belgium; Ghent, Belgium; Newport, Wales (U.K.); Santo Toribio, Mexico; Sao Jose dos Campos, Brazil; Singapore; Springfield, Massachusetts; and Trenton, Michigan.

The Specialty Products business represents a unique set of niche businesses serving a diverse set of markets and end users in the aerospace, manufacturing and industrial end markets.

The principal product lines of the Specialty Products business are as follows:

HEAT TRANSFER FLUIDS - THERMINOL® heat transfer fluids used for indirect heating or cooling of chemical processes in various types of industrial equipment and in solar energy power systems.  The fluids provide enhanced pumping characteristics because they remain thermally stable at high and low temperatures.

AVIATION FLUIDS - SKYDROL® brand aviation hydraulic fluids and SKYKLEEN® brand of aviation solvents supplied across the aviation industry.  The SKYRDROL® line includes fire-resistant hydraulic fluids, which are used in more than half of the world's commercial aircraft.

PLASTIC PRODUCTS - a variety of products including entrance matting and automotive spray suppression flaps sold under the brands ASTROTURF®, CLEAN MACHINE® and CLEAR PASS™.

Heat transfer fluids are manufactured in Anniston, Alabama; Alvin, Texas (Chocolate Bayou); Newport, Wales (U.K.); and Sao Jose dos Campos, Brazil.  Aviation Fluids are manufactured in Anniston, Alabama.  Plastic products are manufactured in Ghent, Belgium and St. Louis, Missouri.

Principal Products

Major Products
Major End-Use Markets	Brand	Description	Major Competitors	Major Raw Materials	Major Plants(1)	Major End-Use Applications
CONSTRUCTION AND HOME FURNISHINGS	SAFLEX® LLUMAR® VISTA® GILA®	Laminated window glass Professional window films Retail window films	DuPont Kuraray Sekisui 3M Madico	Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer Polyester film	Ghent, Belgium Martinsville, VA Springfield, MA Santo Toribio, Mexico Runcorn, U.K.
Products to increase the safety, security, sound attenuation, energy efficiency and ultraviolet protection of architectural glass for residential and commercial structures; after-market films for solar control, security and safety

	ASTROTURF® CLEAN MACHINE®	Artificial turf for non-athletic use Door mats	Sanddud Baltplast Time Packaging	Polyethylene	Ghent, Belgium St. Louis, MO	Entrance, matting
RUBBER CHEMICALS	CRYSTEX® SANTOFLEX®	Insoluble Sulfur Antidegradant	Lanxess Chemtura Shikoku Oriental Carbon Chemicals Limited (India)	Benzene derivatives Ketones Sulfur CS2 Napthenic processing oil	Antwerp, Belgium Itupeva, Brazil Kashima, Japan Monogahela, PA Lemoyne, AL Nienburg, Germany Kuantan, Malaysia Sauget, IL Sete, FR Termoli, Italy Wrexham, U.K.
Products critical to the manufacture of finished rubber as they increase the productivity of the manufacturing process and the quality of the end product with improved resilience, strength and resistance to wear and tear.  Primary application is in the production of tires.

VEHICLES	SAFLEX® LLUMAR® VISTA® GILA®	Laminated window glass Professional window films Retail window films	DuPont Sekisui Bekaert Johnson Laminating Garware	Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer Polyester film	Ghent, Belgium Martinsville, VA Santo Toribio, Mexico Springfield, MA Trenton, MI Runcorn, U.K.	Products to increase the safety, security, sound attenuation and ultraviolet protection of automotive glass and give vehicles a custom appearance
	CLEAR PASS™	Spray suppression	Fichet Wegu Austi Ex-Spray	Polyethylene	Ghent, Belgium	Spray suppression systems for trucks

INDUSTRIAL APPLICATIONS & ELECTRONICS	Metalized films Sputtered films Deep-dyed films	Release liners	3M ATI Intellicoat Mitsubishi	Polyester film	Martinsville, VA Runcorn, U.K.	Window films’ tapes, automotive badging, optical and colored filters, shades, reprographics, and packaging uses
	Performance films Conductive and anti-reflective coated films		Bekaert OCLI Southwall	Polyester film Induim tin Precious metals	Canoga Park, CA Martinsville, VA Runcorn, U.K.	Computer touch-screens, electroluminescent displays for hand-held electronics and watches, and cathode ray tube and LCD monitors
CAPITAL EQUIPMENT	THERMINOL®	Heat transfer fluids	Dow	Benzene Phenol	Alvin, TX Anniston, AL Newport, U.K.	Heat transfer fluids for a wide variety of manufacturing and refining uses
AVIATION & TRANSPORTATION	SKYDROL® SKYKLEEN®	Aviation hydraulic fluids Aviation solvents	ExxonMobil	Phosphate esters	Anniston, AL	Hydraulic fluids for commercial aircraft, and environmentally friendly solvents for aviation maintenance

(1)
Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes.  The major products may pass through other of our plants prior to the final sale to customers.

Integrated Nylon

Integrated Nylon consists of nylon plastics, fiber and intermediate chemical products used in construction, automotive, consumer and industrial applications.

Integrated Nylon comprises an integrated family of nylon products, as follows:

•
Our VYDYNE® nylon molding resins, ASCEND® nylon polymers and nylon industrial fibers, which are sold into the automotive, engineered thermoplastic, apparel, textile, commercial and industrial markets in products such as knit clothing, dental floss, tires, airbags, molded automotive parts, conveyor belts, cooking bags, food packaging and camping gear.

•
Our nylon carpet staple and nylon bulk continuous filament which are sold under the WEAR-DATED® brand for residential carpet and the ULTRON® brand for commercial carpet, as well as under private labels for the residential, commercial and industrial markets.

•
Our chemical intermediates, including adipic acid, hexamethylenediamine and acrylonitrile are used internally as feedstock for fiber and resins production and are also sold on the merchant market for use in nylon and acrylic fiber, nylon and ABS plastic, synthetic resins, synthetic lubricants, paper chemicals, herbicides and plasticizers.

The Integrated Nylon segment operates facilities in Alvin, Texas (Chocolate Bayou); Decatur, Alabama; Foley, Alabama; Greenwood, South Carolina; and Pensacola, Florida.

Principal Products
Major Products
Major End-Use Markets	Brand	Description	Major Competitors	Major Raw Materials	Major Plants(1)	Major End-Use Applications
CONSTRUCTION AND HOME FURNISHINGS	WEAR-DATED® ULTRON® ASCEND®	Nylon carpet staple Nylon bulk continuous filament Nylon polymer	Invista Shaw Industries Rhodia	Adipic acid Hexamethylene-diamine	Foley, AL Greenwood, SC Cantonment, FL	Residential and commercial carpeting and non-woven reinforcement and linings
PERSONAL PRODUCTS	ASCEND®	Nylon polymer	Invista Rhodia Radici	Adipic acid Hexamethylene-diamine	Greenwood, SC Cantonment, FL	Knit apparel, half-hose, active wear, apparel, dental floss, and intimate apparel
VEHICLES	VYDYNE® ASCEND®	Nylon filaments and molding agents Nylon polymer	Acordis BASF DuPont Invista Rhodia	Adipic acid Hexamethylene-diamine		Tires, airbags, automotive interior and exterior, and under-the-hood molded parts
INDUSTRIAL APPLICATIONS	ASCEND® Industrial nylon fiber	Nylon polymer	Kordsa Invista Shenma	Propylene Natural gas Cyclohexane Ammonia	Decatur, AL Greenwood, SC Cantonment, FL	Conveyer belts, nylon film cooking bags, specialized food packaging, sewing thread, backpacks, cots, tents
INTERMEDIATE CHEMICALS	Adipic acid Hexamethylene- diamine Acrylonitrile		Asahi Chemical Invista Rhodia BASF Ineos	Propylene Natural gas Cyclohexane Ammonia	Alvin, TX Decatur, AL Cantonment, FL	Nylon and acrylic fiber, nylon and SBA plastics, synthetic resins, synthetic lubricants, paper chemicals, plasticizers

(1)
Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes.  The major products may pass through other of our plants prior to the final sale to customers.

Sale of Products

We sell our products directly to end users in various industries, principally by using our own sales force, and, to a lesser extent, by using distributors.

Our marketing and distribution practices do not result in unusual working capital requirements on a consolidated basis.  We maintain inventories of finished goods, goods in process and raw materials to meet customer requirements and our scheduled production. In general, we do not manufacture our products against a backlog of firm orders; we schedule production to meet the level of incoming orders and the projections of future demand.  However, in the Performance Products segment, a large portion of sales for 2007 were pursuant to volume commitments.  We do not have material contracts with the government of the United States or any state, local or foreign government.  In 2007, no single customer or customer group accounted for 10 percent or more of our net sales.

Our second and third quarters are typically stronger than our first and fourth quarters because sales of carpet and window films are stronger in the spring and fall.

Competition

The global markets in which our businesses operate are highly competitive.  We expect competition from other manufacturers of the same products and from manufacturers of different products designed for the same uses as our products to continue in both U.S. and international markets.  Depending on the product involved, we encounter various types of competition, including price, delivery, service, performance, product innovation, product recognition and quality.  Overall, we regard our principal product groups as competitive with many other products of other producers and believe that we are an important producer of many of these product groups.  For additional information regarding competition in specific markets, see the charts under "Segments: Principal Products" above.

Raw Materials and Energy Resources

We buy large amounts of commodity raw materials and energy resources, including propylene, cyclohexane, benzene, vinyl acetate, polyvinyl alcohol, 2-ethyl hexanol and natural gas.  We typically buy major requirements for key raw materials pursuant to contracts with average contractual periods of one to four years.  We obtain certain important raw materials from a few major suppliers. In general, in those cases where we have limited sources of raw materials, we have developed contingency plans to the extent practicable to minimize the effect of any interruption or reduction in supply. However, we also purchase raw materials from some single source suppliers in the industry and in the event of an interruption or reduction in supply, might not be able to mitigate any negative effects.

While temporary shortages of raw materials and energy resources may occasionally occur, these items are generally sufficiently available to cover our current and projected requirements.  However, their continuing availability and price may be affected by unscheduled plant interruptions and domestic and world market conditions, political conditions and governmental regulatory actions.  Due to the significant quantity of some of these raw materials and energy resources that we use, a minor shift in the underlying prices for these items can result in a significant impact on our consolidated financial position and results of operations.

Intellectual Property

We own a large number of patents that relate to a wide variety of products and processes and have pending a substantial number of patent applications.  We also own and utilize across our business segments a significant amount of valuable technical and commercial information that is highly proprietary and maintained as trade secrets.  In addition, we are licensed under a small number of patents owned by others.  We own a considerable number of established trademarks in many countries as well as related internet domain names under which we market our products.  This intellectual property in the aggregate is of material importance to our operations and to our various business segments.

Research and Development

Research and development constitute an important part of our activities.  Our expenses for research and development amounted to $37 million in both 2007 and 2006 and $40 million in 2005, or about 1.3 percent of sales on average.  We focus our expenditures for research and development on process improvements and selected product development.

Our research and development programs in the Performance Products segment include new products and processes for the window glazing and specialty chemicals markets.  A new acoustic safety interlayer and a new heat transfer fluid have been commercialized.  A new aviation fluid is in flight service evaluation.  Several process technologies developed to support the construction of SAFLEX® plants have been started up.  Significant progress was achieved in developing a solar safety interlayer and a new interlayer for thin film photovoltaic cell lamination.  Window films that mitigate or enhance the reception of electronic signals through windows continue to be developed.  New products using advances in exterior coatings, adhesive formulations, and nanoparticle technologies are being commercialized.

Our research and development programs in our Flexsys business emphasize the balance between manufacturing cost reduction and capacity expansion.  We have made significant progress in process optimization, capacity expansion and energy reduction across most of our Flexsys product lines.

Our Integrated Nylon segment continues to focus on internal process improvements to mitigate increasing raw material prices and to commercialize new products to address customer needs and improve product mix.

Environmental Matters

The narrative appearing under “Environmental Matters” beginning on page 45 below is incorporated by reference.

Employee Relations

On December 31, 2007, we had approximately 6,000 employees worldwide: with U.S. employees constituting 69 percent of the total number of employees.  Approximately 450 of the European employees are represented by the union delegation.  Approximately 15 percent of our U.S. workforce is currently represented by various labor unions with local agreements that expire between July 2009 and February 2013, at our following sites: Anniston, Alabama; Sauget, Illinois; Springfield, Massachusetts; and Trenton, Michigan.  In the U.S., local agreements cover wages and working conditions.  Each of our U.S. labor unions ratified new five-year collective bargaining agreements in 2005 which set pension and health and welfare benefits for our employees who are represented by the labor unions at the above sites.

International Operations

We are engaged in manufacturing, sales and research and development in areas outside the United States. Approximately 55 percent of our consolidated sales from continuing operations for the year ended December 31, 2007 were made into markets outside the United States, including Europe, Canada, Latin America and Asia.

Operations outside the United States are potentially subject to a number of risks and limitations that are not present in domestic operations, including trade restrictions, investment regulations, governmental instability and other potentially detrimental governmental practices or policies affecting companies doing business abroad.  Operations outside the United States are also subject to fluctuations in currency values.  The functional currency of each of our non- U.S. operations is generally the local currency.  Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years and may continue to do so.  In addition, we generate revenue from export sales and operations conducted outside the United States that may be denominated in currencies other than the relevant functional currency.

Internet Access to Information

Our Internet address is www.solutia.com.  We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  All of these materials may be accessed from the "Investors" section of our website, www.solutia.com.  These materials may also be accessed through the SEC’s website (www.sec.gov) or in the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

IN EVALUATING US, CAREFUL CONSIDERATION SHOULD BE GIVEN TO THE RISK FACTORS SET FORTH BELOW, AS WELL AS THE OTHER INFORMATION SET FORTH IN THIS ANNUAL REPORT ON FORM 10-K.  ALTHOUGH THESE RISK FACTORS ARE MANY, THESE FACTORS SHOULD NOT BE REGARDED AS CONSTITUTING THE ONLY RISKS ASSOCIATED WITH OUR BUSINESSES.  EACH OF THESE RISK FACTORS COULD ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND/OR FINANCIAL CONDITION.  IN ADDITION TO THE FOLLOWING DISCLOSURES, PLEASE REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT INCLUDING THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

CERTAIN BANKRUPTCY CONSIDERATIONS

We May Not Be Able to Consummate Our Exit Financing and Successfully Implement the Plan

Our emergence from Chapter 11 bankruptcy protection is contingent on the closing of our exit financing.  Additionally, if we remain in Chapter 11 beyond the anticipated closing date of February 28, 2008 we may be faced with needing to extend our DIP financing which expires on March 31, 2008.  It is not certain that we can extend our DIP financing and, if we can extend it, at what cost.  It may also become necessary to amend our Solutia Europe S.A./N.V. (“SESA”) €200 million facility agreement and our Flexsys $225 million multicurrency term and revolving financing facility.  It is not certain that we can amend these facilities and, if we can amend them, at what cost.

If we are unable to successfully implement our Plan, it would then be unclear as to whether we would be able to reorganize our businesses and what, if any, distributions holders of claims against or equity interests in us ultimately would receive with respect to their claims or equity interests.  If our confirmed Plan does not become effective, there also can be no assurance that we will be able to successfully develop, prosecute, confirm, and consummate an alternative plan of reorganization with respect to the chapter 11 cases that would be acceptable to the Bankruptcy Court and our creditors, equity holders and other parties in interest.  There can be no assurance that such an alternative plan of reorganization would preserve the reallocation of the Legacy Liabilities that is achieved in the Plan, which eliminates legacy tort liability exposure, reduces environmental obligations, and significantly reduces our exposure with regard to retiree obligations.  Additionally, it is possible that third parties may seek and obtain approval to terminate or shorten the exclusivity period during which only we may propose and confirm a plan of reorganization.  Finally, our emergence from bankruptcy is not assured.

Prolonged Continuation of the Chapter 11 Cases May Harm Our Businesses

Any prolonged continuation of the Chapter 11 Cases beyond the anticipated closing date of February 28, 2008 could adversely affect our businesses and operations.  As long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with our reorganization instead of focusing exclusively on business operations.  Prolonged continuation of the Chapter 11 Cases may also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our businesses.  In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers, suppliers, distributors and agents will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships.  Furthermore, as long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the proceedings.  Additionally, if we remain in Chapter 11 beyond the anticipated closing date of February 28, 2008 we may be faced with needing to extend our DIP financing which expires on March 31, 2008. It is not certain that we can extend our DIP financing and, if we can extend it, at what cost.

The Change of Control Produced by Our Restructuring May Result in a Limitation On or Loss of Net Operating Losses for Federal Income Tax Purposes

Our issuance of new common stock in a reorganized Solutia, along with the cancellation of existing equity interests may cause us to undergo an ownership change upon emergence from Chapter 11.  As a result, Section 382 of the Internal Revenue Code (“IRC”) may apply to limit our use of consolidated net operating losses upon emergence.  Additionally, our ability to use any remaining capital loss carryforwards and tax credits may be limited.  The annual limitation imposed by the particular provision of Section 382 of the IRC that we expect to apply to our ownership change generally equals the product of (i) the fair market value of the net equity value of our stock at the time of the ownership change, taking into account the increase in value of the corporation as a result of the surrender or cancellation of creditor’s claims in the transaction (rather than the value without taking into account such increases, as is the case under the general rule for non-bankruptcy ownership changes) multiplied by (ii) the long-term tax-exempt rate in effect for the month in which the ownership change occurs.  The long-term tax-exempt rate is published monthly by the IRS and is intended to reflect current interest rates on long-term tax-exempt debt obligations.  Accordingly, under this rule the Section 382 limitation would generally reflect the increase in the value of our new stock resulting from the conversion of debt to equity in the proceeding.  Section 383 of the IRC applies a similar limitation to a capital loss carryforward and tax credits.  Although it is impossible to predict with absolute certainty the net equity value of reorganized Solutia immediately upon emergence from Chapter 11, our use of our net operating losses is expected to be substantially limited after an ownership change.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The Prices of Raw Materials and Energy We Require to Produce Our Products Are Volatile and Cannot Always Be Passed On to Our Customers

We purchase large amounts of commodity raw materials, including natural gas, propylene, cyclohexane and benzene.  Occasionally, temporary shortages of these raw materials and energy sources may occur.  In addition, we often purchase major requirements for key raw materials under medium-term contracts.  Pricing under these contracts may fluctuate as a result of unscheduled plant interruptions, United States and worldwide market conditions and government regulation.  Given our competitive markets, it is not always possible to pass all of these increased costs on to our customers.  In addition, natural gas prices and other raw material and energy costs are currently more than double the average ten-year levels.  Elevated raw material and energy costs could significantly reduce our operating margins in the future.  See also Business – Raw Materials and Energy Resources.

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

We Have and Will Continue to Have Significant Indebtedness

We have and will continue to have a significant amount of indebtedness.  Our significant indebtedness could have important consequences, including the following:

•
We will have to dedicate a significant portion of our cash flow to making interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes.

•	Levels of indebtedness may make us less attractive to potential acquirors or acquisition targets.

•
Levels of indebtedness may limit our flexibility to adjust to changing business and market conditions, and make us more vulnerable to downturns in general economic conditions as compared to competitors that may be less leveraged.

•	As described in more detail above, the documents providing for our indebtedness contain restrictive covenants that may limit our financing and operational flexibility.

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

We Operate in a Highly Competitive Industry That Includes Competitors with Greater Resources Than Ours

The markets in which we compete are highly competitive.  Competition in these markets is based on a number of factors, such as price, product quality and service.  Some of our competitors may have greater financial, technological and other resources and may be better able to withstand changes in market conditions.  In addition, some of our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.  Consolidation of our competitors or customers may also adversely affect our businesses.  Furthermore, global competition and customer demands for efficiency will continue to make price increases difficult.

We Operate in Cyclical Business Segments and Our Financial Results Are Likely to Fluctuate Accordingly

We operate in cyclical business segments.  Specifically, a substantial portion of our sales are to customers involved, directly or indirectly, in the housing and automotive industries, both of which are, by their nature, cyclical industries.  A downturn in either or both of these industries would result in lower demand for our products among customers involved in those industries and a reduced ability to pass on cost increases to these customers.

If We Are Unable to Protect Our Intellectual Property Rights, Our Sales and Financial Performance Could Be Adversely Affected

We own a large number of patents that relate to a wide variety of products and processes and have a substantial number of patent applications pending.  We own a considerable number of established trademarks in many countries under which we market our products.  These patents and trademarks in the aggregate are of material importance to the operations of our businesses.  Our performance may depend in part on our ability to establish, protect and enforce such intellectual property and to defend against any claims of infringement, which could involve complex legal, scientific and factual questions and uncertainties.

In the future, we may have to rely on litigation to enforce our intellectual property rights and contractual rights.  In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property.  In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we had been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable period of time.  If we are unable to obtain licenses on reasonable terms, we may be forced to cease selling or using any of our products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and may be time-consuming.  Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of some of our resources.  Our intellectual property rights may not have the value that we believe them to have, which could result in a competitive disadvantage or adversely affect our business and financial performance. See also Business – Intellectual Property.

Legal Proceedings Could Impose Substantial Costs on Us

As a manufacturer of chemical-based materials, we are subject to various lawsuits involving environmental, hazardous waste, personal injury and product liability claims.  We are named in a number of legal proceedings primarily relating to former operations, including claims for personal injury and property damage arising out of releases of or alleged exposure to materials that are classified as hazardous substances under federal environmental law or alleged to be hazardous by plaintiffs.  Adverse judgments in these legal proceedings, or the filing of additional environmental or other damage claims against us, may have a negative impact on our future results of operations.  Additionally, administrative and legal costs associated with defending or settling large claims, or large numbers of claims, could have a negative impact on our future results of operations.  It is possible that the Bankruptcy Court could disagree with our treatment of these claims.  It is also possible that third parties, including the U.S. federal government, state regulatory agencies, or others, may challenge the dischargeability of these claims.  If these litigation matters or claims are not treated as contemplated in our Plan, as filed, or if the actual costs are materially greater than estimates associated with these claims, they could have a material adverse effect on our financial condition and future operating performance.

The Applicability of Numerous Environmental Laws to Our Manufacturing Facilities Could Cause Us to Incur Material Costs and Liabilities

We are subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal.  Our operations entail the risk of violations of these laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.

In addition, these requirements and their enforcement may become more stringent in the future.  Non-compliance with such future requirements could subject us to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations.  We may also be required to make significant site or operational modifications at substantial cost.  Future regulatory and enforcement developments could also restrict or eliminate our ability to continue to manufacture certain products or could require us to make modifications to our products.

At any given time, we are involved in litigation, administrative proceedings and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with contaminated hazardous waste disposal sites, natural resource damages, property damages and personal injury.  For example, natural resource trustees have asserted certain natural resource damage claims against us principally relating to our Anniston and Sauget facilities, the liability for which we expect to share with Monsanto pursuant to our Plan.  The natural resource trustees have estimated the value of the natural resource damages at between $66 million and $604 million; we dispute these estimates and have received estimates from third party experts of $14 million to $51 million for such asserted damages.  These damage estimates are preliminary and subject to change and do not take into account reductions to damages possible through projects to restore natural resources.  We may be required to spend substantial sums to defend or settle these and other actions, to pay any fines levied against us or satisfy any judgments or other rulings rendered against us and such sums may be material.

Under certain environmental laws, we can be held strictly liable for hazardous substance contamination at real property we have owned, operated or used as a disposal site or for natural resource damages associated with such contamination.  Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis.  One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal.  We may also face liability for violations under environmental laws occurring prior to the date of our acquisition of properties subject thereto.  As described in more detail above and in the following paragraph, we could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims as a result of hazardous substance contamination.

We have made and will continue to make substantial expenditures for environmental and regulatory compliance and remediation projects.  During 2007, we spent approximately $11 million on environmental compliance-related capital projects for various environmental matters and $68 million for the management of environmental programs.  Included in environmental program management is the operation and maintenance of current operating facilities for environmental control which is expensed in the period incurred, and $12 million for remediation activities.

The substantial amounts that we may be required to spend on environmental capital projects and programs could cause substantial cash outlays and, accordingly, could have a material effect on our consolidated financial position, liquidity and profitability or may limit our financial and operating flexibility.  In addition, although we believe that we have correctly budgeted and, to the extent appropriate under applicable accounting principles, reserved for these amounts, factors beyond our control may render these budgeted and reserved amounts inadequate.  These factors include changing governmental policies and regulations, the commencement of new governmental proceedings or third party litigation regarding environmental remediation, new releases of hazardous substances that result in  personal injury, property damage or harm to the environment, the discovery of unknown conditions of contamination or unforeseen problems encountered in the environmental remediation programs.

Our commencement of Chapter 11 proceedings was caused, in significant part, by an accumulation of Legacy Liabilities, including, among others, “legacy environmental liability” arising from historical operations of Pharmacia prior to the Solutia spin-off.  In the course of the Chapter 11 proceedings, we have achieved a substantial reallocation of the risk from these Legacy Liabilities.  In particular, Monsanto has agreed to be financially responsible for remediation costs and other environmental liabilities for sites owned, operated or used by Pharmacia but never owned, operated or used by us after the Solutia Spin-off, to share liabilities with respect to offsite areas at the Sauget and Anniston plant sites, and to be financially responsible for personal injury and property damage claims associated with exposures to hazardous substances arising from legacy Pharmacia operations (so-called “Legacy Toxic Tort Claims”).  If Monsanto and Pharmacia fail to honor their obligation with respect to such remediation costs or Legacy Toxic Tort Claims, we could become responsible for some or all of such liabilities (except for the remediation costs and other environmental liabilities for sites owned, operated or used by Pharmacia but never owned, operated or used by us for which we expect to receive a discharge under the Plan) which liabilities could be material.  See also Management’s Discussion and Analysis – Environmental Matters.

We Face Currency and Other Risks Associated with International Sales

We generate revenue from export sales, as well as from operations conducted outside the United States.  For example, approximately 55 percent of our consolidated sales in 2007 were made into markets outside the United States, including Europe, Canada, Latin America and Asia.  Approximately 74 percent of the sales of the Performance Products segment were made into markets outside the United States.  Operations outside the United States expose us to risks which would adversely affect our results of operations and financial conditions including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, foreign tax laws, shipping delays, and economic and political instability.  For example, violations of U.S. export controls could result in fines and the suspension or loss of export privileges.

The functional currency of each of our non-U.S. operations is generally the local currency.  Exchange rates between some of these currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future.  It is possible that fluctuations in foreign exchange rates will have a negative effect on our results of operations.

Many of Our Products and Manufacturing Processes Are Subject to Technological Change and Our Business Will Suffer if We Fail to Keep Pace

We sell many of our products (and their corresponding manufacturing processes) in markets that are subject to technological change and new product introductions and enhancements.  We must continue to enhance our existing products and to develop and manufacture new products with improved capabilities to continue to be a market leader.  We must also continue to make improvements in our manufacturing processes and productivity to maintain our competitive position.  When we invest in new technologies, processes or production facilities, we will face risks related to construction delays, cost over-runs and unanticipated technical difficulties related to start-up. Our inability to anticipate, respond to, capitalize on or utilize changing technologies could have an adverse effect on our consolidated results of operations, financial condition and cash flows in any given period.

Significant Payments May Be Required to Maintain the Funding of Our Domestic Qualified Pension Plan

We maintain a qualified pension plan under which certain of our employees and retirees are entitled to receive benefits.  Although we have frozen future benefit accruals under our U.S. pension plan, significant liabilities still remain.  In order to fund the pension plan, we made significant contributions to the pension plan in 2007 amounting to approximately $105 million and will have to fund more going forward.  We may be unable to obtain financing to make these pension plan contributions.  In addition, even if financing for these contributions is obtained, the funding obligations and the carrying costs of debt incurred to fund the obligations could have a significant adverse effect on our results of operations.

In addition, we are party to certain litigation with respect to our domestic pension plan as more fully described in Part I, Item 3 – Legal Proceedings.  It is not known what funding liabilities may be required of us under the Employee Retirement Income Security Act and any other applicable law if a judgment is entered against our pension plan in this litigation, given that we are the sponsor of the Solutia Pension Plan.  If a final judgment is entered against the Solutia pension plan, the liability resulting from such judgment could have a material adverse effect on our financial results and continuing operations.

Our Operations Are Restricted by the Terms of Our Credit Facilities

Our current credit facilities include a number of significant restrictive covenants and our exit facility will as well.  These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements.  Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by us and certain of our subsidiaries;

•	use assets as security in other transactions;

•	pay dividends on our common stock or repurchase our equity interests;

•	sell certain assets or merge with or into other companies;

•	guarantee the debts of others;

•	enter into new lines of business;

•	make capital expenditures;

•	prepay, redeem or exchange our debt;

•	form any joint ventures or subsidiary investments.

In addition, our current credit facilities and our exit facility require us to satisfy certain financial covenants.  These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations.

Our ability to comply with the covenants and other terms of our debt obligations will depend on our future operating performance.  If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders to maintain compliance with our debt obligations.  If we are unable to obtain any necessary waivers and the debt is accelerated, a material adverse effect on our financial condition and future operating performance would result.

Labor Disruptions With the Unionized Portion Of Our Workforce Could Have a Negative Effect

As of December 31, 2007, approximately 15 percent of our United States employees were unionized.  They are represented by various labor unions with local agreements set to expire between July 2009 and February 2013.  While we believe that our relations with our employees are good, we may not be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages.  A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers’ requirements and negatively affect our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

           None.

ITEM 2. PROPERTIES

We own the property in which our headquarters is located in St. Louis County, Missouri.  Our principal European offices are located in Louvain-la-Neuve, Belgium, on land leased from the University of Louvain.  Information about our major manufacturing locations worldwide and segments that used these locations as of February 1, 2008, appears under "Segments; Principal Products" in Item 1 of this report and is incorporated herein by reference.

Our principal plants are suitable and adequate for their use.  Utilization of these facilities varies with seasonal, economic and other business conditions.  None of our principal plants is substantially idle.  Our facilities generally have sufficient capacity for existing needs and expected near-term growth.

We own most of our principal plants.  However, at Antwerp, Belgium and Sao Jose dos Campos, Brazil, both of which are sites belonging to Monsanto Company, we own certain buildings and production equipment and lease the underlying land.

We have a master operating agreement with Monsanto which covers multiple sites.  At each of the two Monsanto facilities listed above, we are the guest at the facility and Monsanto is the operator of the facility and at the Alvin, Texas and Ghent facilities Monsanto is the guest and we are the operator.  Currently Monsanto is not operating at our Ghent facility.  The initial term of the master operating agreement with Monsanto has 10 years remaining, except that the master operating agreement solely as it relates to the Alvin, Texas facility terminates automatically on December 31, 2012.  After the initial term, the term of the master operating agreement for each facility other than the Alvin, Texas facility continues indefinitely unless either party terminates on at least 24 months' prior written notice.  The master operating agreement also provides that, under certain circumstances, either the operator or the guest may terminate the operating agreement before the expiration of the applicable term.  We operate several facilities for other third parties on our sites, principally within the Alvin, Texas; Sauget, Illinois; Pensacola, Florida; Newport, Wales (U.K.); and Springfield, Massachusetts sites under long-term lease and operating agreements.

Mortgages on our plants at the following locations constitute a portion of the collateral securing our DIP credit facility:  Decatur, Alabama; Springfield, Massachusetts; Trenton, Michigan; Greenwood, South Carolina; Alvin (Chocolate

Bayou), Texas; Pensacola, Florida; and Martinsville, Virginia.  The holders of our 11.25 percent Senior Secured Notes due 2009 hold second mortgages on each of these plants.  Holders of SESA's €200 million Facility Agreement hold mortgages on our facilities in Ghent, Belgium and Louvain-la-Neuve, Belgium and holders of Flexsys' $225 million multicurrency term and revolving facility hold a mortgage on our facility in Nienburg, Germany.

As a result of the Chapter 11 filing, we have received notices of mechanics' liens from a number of contractors seeking payment of pre-petition claims.  While contractors are permitted to take certain actions required to perfect their liens after the commencement of the Chapter 11 case, such as filing written notice, the automatic stay under Section 362 of the U.S. Bankruptcy Code prevents them from taking any further action to enforce a lien against our property unless they obtain court approval to lift the stay for that purpose, and we do not expect the filing of these mechanics' liens to have any adverse effect on the operation of our plants.

ITEM 3. LEGAL PROCEEDINGS

Because of the size and nature of our business, we are a party to numerous legal proceedings.  Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages.  In addition, at the time of its spinoff from Pharmacia, we assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings.  We ceased performing these defense and indemnification obligations to Pharmacia shortly after filing for Chapter 11 protection because such obligations constitute pre-petition obligations under the U.S. Bankruptcy Code that we are prohibited from performing, except pursuant to a confirmed plan of reorganization.  Pharmacia has asserted a claim in our Chapter 11 case pertaining to these and other matters which will be resolved via the Plan as discussed in Note 1 to the accompanying consolidated financial statements.

Monsanto also indemnified Pharmacia with respect to a number of legal proceedings described in our 2003 Form 10-K/A in which we were a named defendant or were defending solely due to the Pharmacia related indemnification obligations referred to above.  We are prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by Monsanto or other named defendants.  Accordingly, we have ceased reporting on the status of these legal proceedings.  The legal proceedings in this category relate to property damage, personal injury, products liability, premises liability or other damages relating to exposure to PCB, asbestos and other chemicals manufactured before the Solutia Spinoff.  Defense and settlement costs as well as judgments, if any, are currently being funded by Monsanto for these matters.  Monsanto’s funding of these legal activities, and the resulting claim against us which Monsanto has asserted in the Chapter 11 case, inclusive of the non-quantified unliquidated and contingent components of their claim, will be resolved via the Plan as discussed in Note 1 to the accompanying consolidated financial statements.  The estimated unsecured claim amount, classified as a liability subject to compromise, was $106 and $111, as of December 31, 2007 and December 31, 2006 respectively.

Following is a summary of legal proceedings that we continue to manage that, if resolved unfavorably, could have a material adverse effect on our results of operation and financial position.  See also Management’s Discussion and Analysis.

Legal Proceedings in Our Bankruptcy Case

Citigroup Global Markets, et al. Adversary Proceeding

On February 6, 2008, we filed an adversary proceeding in our bankruptcy case against Citigroup Global Markets Inc., Goldman Sachs Credit Partners, L.P. and Deutsche Bank Securities Inc. (collectively, “the Lenders”) seeking a court order requiring the Lenders to meet their commitment under the Exit Financing Facility Commitment Letter that has been approved by the Court on November 21, 2007.  Under the Exit Financing Facility Commitment Letter and subject to the conditions contained therein, the Lenders were to provide us with $2.0 billion in financing (collectively, the “Exit Financing Facility”), including (a) a $400 million senior secured asset-based revolving credit facility, (b) a $1.2 billion senior secured term loan facility and (c) if we are unable to issue $400 million senior unsecured notes by the closing of the Exit Financing Facility, a $400 million senior unsecured bridge facility.

On January 22, 2008, the Lenders informed us they were refusing to provide the exit funding, asserting that there has been an adverse change in the markets since entering into the commitment.  We disagreed with their assertion and, on February 6, 2008, we filed a complaint in the Bankruptcy Court seeking a court order requiring the Lenders to meet their commitment and fund our exit from bankruptcy.  Trial on this matter began February 21, 2008.  On February 25, 2008 and before the trial concluded, we reached an agreement with our Lenders on the terms of a revised exit financing package, subject to Bankruptcy Court approval.  The Bankruptcy Court approved the revised exit financing package on February 26, 2008 finding that the revisions are substantially consistent with the order confirming our Plan.  Accordingly, we are currently scheduled to emerge from Chapter 11 on February 28, 2008.

JPMorgan Adversary Proceeding

On May 27, 2005, JPMorgan, as indenture trustee for our debentures due 2027 and 2037 (the “Prepetition Indenture”), filed an adversary proceeding against us in our bankruptcy case.  In the proceeding, JPMorgan asserted causes of action principally seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 Debentures.  The matter was tried before the Bankruptcy Court in 2006 and in May 2007, the Court ruled in our favor holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the Prepetition Indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to any security interests or liens on any of our assets and that the Noteholders are not entitled to any equitable relief.  The ruling was appealed separately by the Prepetition Indenture Trustee and the Ad Hoc Committee of Solutia Noteholders.

The Prepetition Indenture Trustee, the Ad Hoc Committee of Solutia Noteholders and individual Noteholders controlling at least $300 in principal amount of the 2027/2037 Notes have agreed to stay their appeals in this Adversary Proceeding in consideration for the Noteholders’ treatment under the Plan.  The Plan provides that this Adversary Proceeding will be deemed dismissed and withdrawn with prejudice on the effective date of the Plan (the “Effective Date”).

Equity Committee Adversary Proceeding Against Monsanto and Pharmacia

On March 7, 2005, the Equity Committee in our bankruptcy case filed a complaint against, and objections to the proofs of claim filed by, Pharmacia and Monsanto in our bankruptcy case.  The complaint alleged, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced us to assume excessive liabilities and insufficient assets such that we were destined to fail from our inception.

Pharmacia and Monsanto filed a motion to dismiss the complaint or, in the alternative, to stay the adversary proceeding.  During a hearing held in April 2006, the Bankruptcy Court denied Pharmacia and Monsanto’s motion to dismiss the complaint and in September 2006, the Court ruled that while the Equity Committee did not have standing to pursue these claims on behalf of the Debtors, it had standing to pursue its own objections to the claims of Monsanto and Pharmacia.  The Equity Committee has agreed to stay the Equity Committee Adversary Proceeding in consideration for the treatment given to Equity Holders under the Plan.  The Plan provides that this Adversary Proceeding will be deemed dismissed and withdrawn with prejudice on the Effective Date.

Dispute Regarding Proof of Claim of Bank of New York

On June 22, 2007, we filed an objection to the proof of claim filed by the Bank of New York, as indenture trustee for the 2009 Notes, seeking disallowance of the portion of the claim that represented original issue discount that would remain unearned as of the Effective Date.  The indenture trustee opposed the disallowance, and further asserted that the allowed amount of the claim should include damages arising from, among other things, our proposed payment of the claim prior to the stated maturity of the 2009 Notes.

On November 9, 2007, after briefing by the parties and a hearing held before the Bankruptcy Court on October 31, 2007, the Bankruptcy Court issued a memorandum decision sustaining our objection to the claim filed by the indenture trustee for the 2009 Notes and disallowing the portions of the 2009 Notes’ claim that represent (i) post-effective date unearned original discount and (ii) damages comprised of interest from the Effective Date to the stated maturity date of the 2009 Notes.  A subsequent order entered by the Bankruptcy Court on November 26, 2007 fixed the allowed amount of the claim at $181.7 million, plus accrued pre-petition and pendency interest, for a total allowed claim of approximately $209 million as of September 30, 2007.  The indenture trustee for the 2009 Notes filed appeals of the Bankruptcy Court’s memorandum decision and related rulings on November 28, 2007.

To prevent any delay to confirmation of the Plan as a result of this pending appeal, we, the Official Committee of Unsecured Creditors (the “Creditors’ Committee”) and the indenture trustee agreed that we would set up a reserve on the Effective Date in the amount of $37.5 million for the benefit of the indenture trustee and the 2009 noteholders, in the event that the indenture trustee should prevail on appeal.  Pursuant to the terms agreed upon by the parties, the reserve will be funded with cash or an irrevocable letter of credit.   If funded with a letter of credit, the letter of credit must be in the amount of $37.5 million, issued by a nationally recognized financial institution and made payable to the indenture trustee to fund any unpaid amount of the claim as allowed on appeal.

On November 27, 2007, the Creditors’ Committee filed a motion seeking to recharacterize certain interest payments made to the indenture trustee during our bankruptcy cases as payments of principal.  On December 10, 2007, the Bankruptcy Court denied the Creditors’ Committee’s motion and entered an order to that effect on December 17, 2007.  On December 10, 2007, we and the Creditors’ Committee filed cross appeals of the Bankruptcy Court’s November 9, 2007 memorandum decision and related rulings.

On January 16, 2008, we announced that we had reached a settlement with the indenture trustee and the 2009 noteholders, whereby the 2009 noteholders will receive $220.5 million in cash plus all accrued but unpaid interest through the Effective Date.  On February 26, 2008 the Bankruptcy Court entered an order approving the settlement.

Legal Proceedings Outside Our Bankruptcy Case

Flexsys Antitrust Litigation

Antitrust authorities in the United States, Europe and Canada have been investigating past commercial practices in the rubber chemicals industry including the practices of Flexsys.  The practices being investigated occurred during the period that Flexsys was a 50/50 joint venture between us and Akzo Nobel.  The European Commission issued its findings from its investigation in 2005, in which the Commission granted Flexsys full immunity from any potential fines. Investigations regarding the industry may still be on-going in the United States and Canada, but to date, no findings have been made against Flexsys in either country.

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

Flexsys Patent Litigation

Flexsys holds various patents covering inventions in the manufacture of rubber chemicals, including patents describing and claiming a manufacturing process for 4-aminodiphenylamine ("4-ADPA"), a key building block for the manufacture of 6PPD and IPPD, as well as a manufacturing process for 6PPD and IPPD, which function as anti-degradants and are used primarily in the manufacture of rubber tires.  Flexsys has been engaged in litigation in several jurisdictions to protect and enforce its patents.

Legal Proceedings in the United States

The ITC proceeding. In February 2005, Flexsys filed a complaint with the U.S. International Trade Commission ("ITC"), requesting that the ITC initiate an investigation against Sinorgchem Co. Shangdong, a Chinese entity ("Sinorgchem"), Korea Kumho Petrochemical Company, a Korean company ("KKPC"), and third party distributors of Sinorgchem. Flexsys claims that the process Sinorgchem used to make 4-ADPA and 6PPD, its sale of 6PPD for importation into the United States, and Sinorgchem's sale of 4-ADPA to KKPC and KKPC's importation of 6PPD into the United States were covered by Flexsys’ patents. Accordingly, Flexsys requested that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities. In February 2006, an Administrative Law Judge ("ALJ") of the ITC determined that Flexsys’ patents were valid, that the process used by Sinorgchem to make 4-ADPA and 6PPD was covered by Flexsys’ patents, and that Sinorgchem and its distributor, but not KKPC, had violated section 1337 of the U.S. Tariff Act. In July 2006, the ITC substantially upheld the ALJ's decision on the basis of literal infringement, and subsequently issued a limited exclusion order against Sinorgchem and its distributor prohibiting them from importing 4-ADPA and 6PPD manufactured by Sinorgchem into the United States.

Sinorgchem appealed the ITC decision to the United States Court of Appeals for the Federal Circuit. On December 21, 2007, a three-judge panel of the Federal Circuit overruled the ITC’s finding that Sinorgchem had literally infringed Flexsys’ patent and remanded the matter to the ITC to determine whether Sinorgchem’s processes infringe Flexsys’ patent on other grounds set forth by Flexsys.  On February 25, 2008, Flexsys filed a petition for a rehearing of the decision by the full panel of judges on the Federal Circuit.  The limited exclusion order issued by the ITC remains in effect.

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

In re Rubber Chemicals Antitrust Litigation. In April 2006, KKPC filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code. This matter was subsequently transferred to the United States District Court, Northern District of California.  Flexsys filed a motion to dismiss KKPC’s complaint, which was granted by the court in August 2007.  The court granted KKPC the right to refile an amended complaint, which KKPC filed in September 2007.  We filed a motion to dismiss the amended complaint. Argument of this motion was heard on February 13, 2008. A decision on the motion is pending.

Legal Proceedings in Korea

In April 2004, Sinorgchem filed an action with the Korean Intellectual Property Tribunal ("IPT") seeking to invalidate Flexsys’ Korean patent. The IPT issued a decision invalidating significant claims of Flexsys’ Korean patent. The

IPT decision was reversed on appeal by the Patent Court of Korea. Sinorgchem appealed the decision of the Patent Court of Korea to the Supreme Court of Korea.  On October 25, 2007 the Supreme Court of Korea reversed the decision of the Patent Court on one of the claims and remanded the case back to the Patent Court for further review of the validity of the other claims in accordance with the Supreme Court decision.  We expect the Patent Court of Korea to render a decision in the first half of 2008.

Also, in April 2004, Flexsys filed a patent infringement action in Korean Civil Court against KKPC seeking to enjoin it from manufacturing 6PPD in violation of Flexsys’ Korean patent. Flexsys alleges that Sinorgchem manufactures 4-ADPA using Flexsys’ patented process, that KKPC imports Sinorgchem's 4-ADPA into Korea and uses it to manufacture 6PPD for the production of rubber tires for sale in Korea. In late 2004, the Korean District Court dismissed the action and found Flexsys’ Korean patent invalid. The District Court's decision was upheld on appeal by the Korean High Court. We have appealed the decision to the Supreme Court of Korea.  We expect the Supreme Court of Korea to render a decision in this case in the near future.

Legal Proceedings in Europe and China

Various parties, including Sinorgchem and other competitors of Flexsys, have filed other, separate actions in patent courts in Europe and China seeking to invalidate certain of Flexsys’ patents issued in those jurisdictions.

Flexsys Tort Litigation

In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  The relevant production activities at the facility occurred during Pharmacia’s ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (then known as Monsanto, whose interest was subsequently transferred to us in the Solutia Spinoff) and Akzo Nobel.  We are not named as a defendant in the lawsuit.  The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

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

A Consolidated Class Action Complaint (the “Complaint”) was filed by all of the plaintiffs in the consolidated case on September 4, 2006.  The Complaint alleged three separate causes of action against the Pension Plan: (1) the Pension Plan violates the Employee Retirement Income Security Act (“ERISA”) by terminating interest credits on prior plan accounts at the age of 55; (2) the Pension Plan is improperly backloaded in violation of ERISA; and (3) the Pension Plan is discriminatory on the basis of age.  In September 2007, the second and third of these claims were dismissed by the court.

By consent of the parties, the court certified a class in September 2007 with respect to the Pension Plan on plaintiffs’ claim that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55.

Dickerson v. Feldman; Reiff v. Metz. Two companion purported class actions were filed – the former in October 2004, the latter in June, 2007 - in the United States District Court for the Southern District of New York against a number of defendants, including our former officers and employees  and Solutia’s Employee Benefits Plans Committee and Pension and Savings Funds Committee.  We were not named as a defendant.  The actions alleged breach of fiduciary duty under ERISA and sought to recover alleged losses to the Solutia Inc. Savings and Investment Plan (“SIP Plan”) during the period December 16, 1998 to the date the action was filed.  The plaintiffs in both cases alleged the investment of SIP Plan assets in our common stock was imprudent, and the actions sought monetary payment to the SIP Plan to recover the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney’s fees and expenses, costs and interest.  In addition, the plaintiffs in these actions filed a proof of claim for $269 million against us in the Bankruptcy Court.

In December 2007, we, the named defendants, and the plaintiffs reached a global settlement in principle which would resolve both the pending bankruptcy claims and the Dickerson and Reiff lawsuits on a class wide basis.  The settlement remains subject to the parties entering into a formal settlement agreement, and the settlement must be approved by both the Bankruptcy Court and the District Court.

Ferro Antitrust Investigation.  Competition authorities in Belgium are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates (“BBP”).  One of the BBP producers under investigation by the Belgian Competition Authority (“BCA”) is Ferro Belgium sprl, a European subsidiary of Ferro Corporation (“Ferro”).  Ferro’s BBP business in Europe was purchased from us in 2000.  We received an indemnification notice from Ferro and have exercised our right, pursuant to the purchase agreement relating to Ferro’s acquisition of the BBP business from us, to assume and control the defense of Ferro in proceedings relating to these investigations.  On July 7, 2005, the BCA Examiner issued a Statement of Objections regarding its BBP investigation in which SESA, our European non-Debtor subsidiary, along with Ferro Belgium sprl and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000.  SESA’s written comments on the Reasoned Report were submitted on November 12, and December 17, 2007 and presented at oral hearings before the BCA on December 20, 2007 and January 18, 2008.  No decision has been issued to date.

Department of Justice Investigations.  We have received two grand jury subpoenas from the Antitrust Division of the United States Department of Justice (the “DOJ”).  The first subpoena, which we received in April 2006, relates to the DOJ’s investigation of potential antitrust violations in the adipic acid industry.  The second subpoena, which we received in September 2007, pertains to the DOJ’s investigation of potential antitrust violations in the sodium tripoloyphosphate (“STPP”) industry.  During the relevant time period of the subpoena, we were an owner of Astaris LLC, a 50/50 joint venture with FMC Corporation, which manufactured and marketed phosphorus-based products, including STPP.  We and our joint venture partner sold substantially all of the assets of Astaris in November 2005 to Israel Chemicals Limited.  We have not engaged in the STPP business since the sale of our interest in the Astaris assets.  We are fully cooperating with the DOJ in both investigations, which are ongoing.

Department of Labor Investigation of Solutia Inc. Savings and Investment Plan.  In 2005 the Department of Labor (“DOL”) contacted us through the Employee Benefits Security Administration, informing us that it wanted to conduct an investigation of Solutia’s SIP Plan.  We fully cooperated with the DOL throughout the investigation.

On December 6, 2006, the DOL issued a letter stating that, based on facts gathered; it appeared that we, through our fiduciaries, breached our fiduciary obligations and violated provisions of ERISA with respect to the SIP Plan.  Specifically, the DOL stated that it found no evidence that: (1) the Pension and Savings Funds Committee (“PSFC”) sufficiently monitored the Solutia Stock Fund option within the SIP Plan to determine if the Solutia Stock Fund continued to be a prudent investment for the SIP Plan prior to December 15, 2003 and (2) our Board of Directors, CEO, and PSFC, prior to December 15, 2003, adequately monitored the SIP Plan fiduciaries, including the PSFC, the Employee Benefits Plan Committee, and the Northern Trust Company of Connecticut.  The DOL did not assert in its letter that the SIP Plan or its participants had been harmed by these alleged breaches.  Further, the DOL did not find that the offering of the Solutia Stock Fund as an investment option in the SIP Plan was itself a violation of ERISA, or that it caused any participant to suffer investment losses.  Further, the DOL did not assert any monetary fines against us based on its findings to date.  The DOL stated in the letter that its findings were subject to the possibility that additional information could lead the DOL to revise its views.

The DOL did not choose to file suit against our fiduciaries, instead offering us the opportunity to voluntarily discuss how the alleged violations may be corrected.  We have submitted additional information to the DOL to support our request for reconsideration of the DOL’s findings. We believe the DOL is likely to close its investigation in connection with the settlement of the Dickerson and Reiff cases mentioned above.

Solutia Canada Inc. v. INEOS Americas LLC.  Solutia Canada Inc. (“Solutia Canada”) filed suit in Quebec Court in December 2006, alleging breach of contract by INEOS Americas LLC (“INEOS”).  In late 2002, we negotiated a Stock and Asset Purchase Agreement for the sale of its Resimenes & Additives business to UCB S.A. (“UCB”).  As part of this agreement, we agreed to exclude the LaSalle assets from the agreement and entered into the LaSalle Toll Agreement (“LTA”) with UCB.  The LTA passed through all the benefits and risks of ownership of the LaSalle operations to UCB, other than pre-closing environmental liabilities.  In the LTA, Solutia Canada agreed to operate its LaSalle Plant for the benefit of UCB and to provide all the necessary services to convert UCB’s raw materials on a cost-neutral basis.  Thus, UCB would pay Solutia Canada for all of its actual, direct and indirect costs incurred in connection with the performance or supply of services under the LTA or in holding itself ready to perform or supply those services.  In the years after its execution, the LTA was assigned by UCB to Cytec Industries, Inc., then to INEOS.

On January 31, 2006, INEOS notified Solutia Canada of its intention to terminate the LTA effective January 31, 2008, in compliance with the terms of the LTA.  INEOS’ decision to terminate the LTA will likely trigger the shutdown of all activities at the LaSalle Plant, resulting in termination costs recoverable by Solutia Canada against INEOS.  Solutia Canada estimates that the overall termination costs associated with the termination of the LTA and the shutdown of the LaSalle Plant will total approximately $31 million.  INEOS disputes the overall amount of Solutia Canada’s termination costs.

We filed this litigation against INEOS for breach of the LTA with respect to such termination costs.  On March 26, 2007, INEOS filed a cross-demand against Solutia Canada for $1 million, alleging that Solutia Canada improperly charged INEOS on its October and November 2006 invoices for items which INEOS claims are not actual direct or indirect costs under the LTA.  INEOS reserved the right to amend its demand for additional alleged overpayments on any future invoices through the remaining term of the LTA.  Solutia Canada denies INEOS’ allegation.

Texas Commission on Environmental Quality Administrative Enforcement Proceeding.  On August 11, 2006, the Executive Director of the Texas Commission on Environmental Quality (the “Commission”) commenced an administrative enforcement proceeding against us by filing a petition with the Texas Commission on Environmental Quality.  The petition alleged certain violations of the State of Texas air quality program.  The Executive Director requested that an administrative penalty, the amount of which was de minimis, be assessed and that we undertake corrective actions to ensure compliance with the Texas Health and Safety Code and the rules of the Commission in connection with alleged self-reported unauthorized emission events and deviations of air permits.  We answered the petition on September 1, 2006, asserted affirmative defenses and requested a contested enforcement case hearing.  We have reached a settlement in principle with the Commission that includes payment of a de minimis penalty and contribution to an environmentally beneficial project in exchange for mitigation of a portion of the penalty.  All required corrective action has been completed.  The final settlement orders are subject to approval by the Commission at an upcoming Commission agenda meeting.

Risk Management

We have evaluated risk retention and insurance levels for product liability, workplace health and safety, property damage and other potential areas of risk.  Our management determines the amount of insurance coverage to acquire from unaffiliated companies and the appropriate amount of risk to retain and/or co-insure based on the cost and availability of insurance and the likelihood of a loss.  Management believes that the level of risk that we have retained is consistent with those of other companies in the chemical industry.  We share certain of these policies with Pharmacia.  There can be no assurance that we will not incur losses beyond the limits, or outside the coverage, of our insurance.  For additional information, see “Self-Insurance” on page 46.

We will continue to devote significant effort to maintaining and improving safety and internal control programs, which reduce our exposure to certain risks.  We actively participate in several programs which provide third party review and verification of our programs and practices.  In the U.S. we are engaged in the Occupational Safety and Health Administration’s Voluntary Protection Program with eight locations currently approved at STAR status, the highest level possible.  In addition, our operations participate in applicable management system certification processes world wide.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our security holders during 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

On December 17, 2003, following our Chapter 11 bankruptcy filing, the New York Stock Exchange (“NYSE”) halted trading in our common stock.  On February 27, 2004, our common stock was delisted from the NYSE.  Our common stock is currently being quoted under the ticker symbol “SOLUQ” on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets LLC and on the OTC Bulletin Board.  On December 20, 2007, common stock of reorganized Solutia began trading on the NYSE on a “when issued” basis under the ticker symbol “SOA-WI”.

Under the Plan, our existing shares of common stock, as well as options and warrants to purchase our common stock, will be cancelled.  Current equity holders that own at least 175 shares of our common stock will receive their pro rata share of 1 percent of the new common stock and current equity holders that own at least 11 shares of our common stock have exercised their right to purchase shares in the Equity Rights Offering.

The following table shows the high and low sales prices for our common stock for each quarter during 2007 and 2006 as quoted on the Pink Sheets Quotation Service or the OTC Bulletin Board, as applicable.

2007	High	Low	2006	High	Low
First Quarter	$0.79	$0.60	First Quarter	$0.50	$0.28
Second Quarter	0.70	0.19	Second Quarter	0.50	0.35
Third Quarter	0.51	0.23	Third Quarter	0.52	0.33
Fourth Quarter	0.79	0.18	Fourth Quarter	0.75	0.39

On January 31, 2008, we had 28,591 registered shareholders.

No dividends were paid in 2007 or 2006.  We are currently prohibited by both the U.S. Bankruptcy Code and the DIP credit facility from paying dividends to shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

Financial Summary
(Dollars and shares in millions, except per share amounts)	2007	2006	2005	2004	2003
Operating Results: Net Sales	$3,535	$2,795	$2,645	$2,529	$2,268
Gross Profit	489	360	304	193	77
As percent of net sales	14%	13%	11%	8%	3%
Marketing, Administrative, and Technological Expenses	297	272	266	273	332
As percent of net sales	8%	10%	10%	11%	15%
Operating Income (Loss)(1)	190	87	37	(81)	(259)
As percent of net sales	5%	3%	1%	(3)%	(11)%
Income (Loss) from Continuing Operations Before Taxes	(203)	(38)	13	(303)	(497)
Income (Loss) from Continuing Operations (2)	(222)	(56)	3	(296)	(893)
Income (Loss) from Discontinued Operations, net of tax	14	58	8	(24)	(77)
Cumulative Effect of Change in Accounting Principle, net of tax	--	--	(3)	--	(5)
Net Income (Loss)	(208)	2	8	(320)	(975)

Per Share Data:
Basic and Diluted Earnings (Loss) per Share from Continuing Operations (2)	$(2.12)	$(0.54)	$0.03	$(2.83)	$(8.54)
Weighted Average Shares Outstanding - Basic and Diluted	104.5	104.5	104.5	104.5	104.6
Dividends per Share	--	--	--	--	--
Common Stock Price: High	0.79	0.75	1.69	1.39	4.89
Low	0.18	0.28	0.33	0.15	0.23
Close	0.22	0.75	0.45	1.17	0.37

Financial Position – Continuing Operations:
Total Assets	$2,633	$2,017	$1,884	$1,958	$2,313
Liabilities not Subject to Compromise	2,307	1,600	1,209	1,294	1,303
Liabilities Subject to Compromise	1,922	1,849	2,176	2,187	2,220
Long-Term Debt (3)	359	210	247	285	294
Shareholders’ Deficit	(1,595)	(1,405)	(1,433)	(1,423)	(1,100)

Other Data from Continuing Operations:
Working Capital (4)	$(397)	$(280)	$(2)	$(20)	$42
Interest Expense (5)	134	100	79	108	115
Income Tax Expense (Benefit) (6)	19	18	10	(7)	396
Depreciation and Amortization	116	109	109	118	125
Capital Expenditures	150	105	75	49	70
Employees (Year-End)	6,000	5,100	5,400	5,700	6,300
(1) Operating income (loss) includes net restructuring (gains)/charges and other items of $9 million in 2007, ($7 million) in 2006, $14 million in 2005, $62 million in 2004 and $228 million in 2003

(2) Income (loss) from continuing operations includes net restructuring charges and other (gains)/charges of ($5) million, or ($0.05) per share in 2007, $3 million, or $0.03 per share in 2006, ($37) million, or ($0.35) per share in 2005, $146 million, or $1.40 per share in 2004, and $15 million, or $0.14 per share in 2003.

(3) Long-term debt excludes $659 million as of December 31, 2007, $668 million as of December 31, 2006, 2005 and 2004, and $625 million as of December 31, 2003 of debt classified as subject to compromise in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as a result of Solutia’s Chapter 11 bankruptcy filing in 2003.

(4) Working capital is defined as total current assets less total current liabilities.

(5) Interest expense includes the recognition of interest on allowed secured claims as approved by the Bankruptcy Court of $8 million in 2007 and the write-off of debt issuance costs of $6 million in 2006, $25 million in 2004 and $14 million in 2003 due to the early refinancing of the underlying debt facilities.

(6) Income tax expense (benefit) includes an increase in valuation allowances of $66 million in 2007, $27 million in 2006, $12 million in 2005, $109 million in 2004, and $542 million in 2003.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 for more information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in Item 8 of this Form 10-K.

General Business Overview

Headquartered in St. Louis, Missouri, we are a leading global manufacturer and marketer of a variety of high-performance chemical and engineered materials that are used in a broad range of consumer and industrial applications.  We report our business in two segments:  Performance Products and Integrated Nylon.  A listing of the major products of each reportable segment is as follows:

Performance Products	Integrated Nylon

SAFLEX® plastic interlayers

CRYSTEX® insoluble sulphur

LLUMAR®, VISTA®, GILA® and FORMULA ONE PERFORMANCE AUTOMOTIVE FILM®  professional and retail window films

Rubber chemical antidegradants and primary accelerators

THERMINOL® heat transfer fluids

SKYDROL® aviation hydraulic fluids and SKYKLEEN® brand of aviation solvents

ASTROTURF®, CLEAN MACHINE® and CLEAR PASS™ entrance matting and automotive spray suppression flaps
Nylon intermediate “building block” chemicals Nylon polymers, including VYDYNE® and ASCEND® Carpet fibers, including the WEAR-DATED® and ULTRON® brands Industrial nylon fibers

In the first quarter of 2008, we intend to realign our segment reporting to five segments from our current two segment reporting structure.  These five segments will be SAFLEX®, Technical Specialties (including Rubber Chemicals, THERMINOL® and SKYDROL®), CPFilms, Integrated Nylon, and Other.

On December 17, 2003 we and 14 of our domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in order to address the legacy liabilities for litigation, environmental remediation and certain postretirement benefits and liabilities under operating contracts assumed at the time of the spinoff from Pharmacia.  An overview of our bankruptcy proceedings and reorganization strategy appears below.

Bankruptcy Proceedings and Reorganization Strategy

As part of our reorganization, our senior leadership team developed and executed a reorganization strategy focused on four principal objectives to address the factors that led to the bankruptcy filing, maximize the value of our businesses, and enable us to thrive after emergence from bankruptcy.  This reorganization strategy focused on:

•	managing our businesses to enhance financial and operating performance including the utilization of the tools of Chapter 11;
•	making changes to our asset portfolio to focus on high-potential businesses that could consistently deliver returns in excess of their cost of capital;
•	achieving a reallocation of the Legacy Liabilities; and

•	negotiating an appropriate capital structure.

Throughout the reorganization period, execution of this strategy has manifested itself via the completion of numerous initiatives, such as:

•	launching of a series of cost reduction initiatives targeted to streamline operations and eliminate redundancy;
•	closure or divestiture of certain non-core and underperforming businesses;
•	conversion of industrial and carpet fiber assets to manufacture higher value nylon 6,6 for a growing plastics market;
•	renegotiation of certain commercial contracts to provide for raw material price pass through; and
•
reduction of our liability exposure by freezing domestic pension liabilities, curtailing our domestic other postretirement benefit programs and making significant contributions to our domestic pension plan;

In 2007, we continued our progress in executing this strategy and, therefore, fully position ourselves to emerge from bankruptcy protection.  Specifically, the acquisition of Akzo Nobel’s 50% interest in the Flexsys joint venture (the “Flexsys Acquisition”) and the divestiture of DEQUEST®, our water treatment phosphonates business, corresponds with our objective to improve our asset portfolio; the settlement of claims with constituents that materially impacted our progress toward emergence was completed; resolution of the allocation of Legacy Liabilities, which significantly reduces our liability exposure and clearly defines our environmental and other postretirement benefit obligations moving forward was achieved; and a comprehensive settlement with all of the major constituents in our bankruptcy case, which became the basis of our Fifth Amended Joint Plan of Reorganization (the “Plan”), was accomplished.

On October 15, 2007, we filed the Plan and the related Fifth Amended Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court.  As noted above, the Plan is based on a comprehensive settlement with all of the major constituents in our bankruptcy case which includes the following parties:  Monsanto, noteholders controlling at least $300 million in principal amount of the 2027/2037 notes, the Official Committee of General Unsecured Creditors, the Official Committee of Retirees, the Official Committee of Equity Security Holders and the Ad Hoc Trade Committee.  The Disclosure Statement was approved by the Bankruptcy Court on October 19, 2007 and was then sent to our creditors and equity interest holders to solicit approval of the Plan.  After votes were received and tabulated, a hearing was held before the Bankruptcy Court on November 29, 2007 at which hearing the Plan was approved.  Also, on November 21, 2007, the Bankruptcy Court entered its Order approving our entry into the Exit Financing Facility Commitment Letter dated October 25, 2007 by and between Citigroup Global Markets Inc., Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc. (collectively, the “Lenders”) to provide us with $2.0 billion in exit financing.  On January 22, 2008, the Lenders informed us they were refusing to provide the funding, asserting that there has been an adverse change in the markets since entering into the commitment.  We disagreed with their assertion and, on February 6, 2008, we filed a complaint in the Bankruptcy Court seeking a court order requiring the Lenders to meet their commitment and fund our exit from bankruptcy.  On February 25, 2008 we reached an agreement with the Lenders on the terms of a revised exit financing package. The Bankruptcy Court approved the revised exit financing package on February 26, 2008 finding that the revisions are substantially consistent with the order confirming our Plan.  Accordingly, we are currently scheduled to emerge from Chapter 11 on February 28, 2008.  In the event the Lenders do not fund the exit financing for any other reason, it is not certain that we can extend our DIP credit facility and, if we can extend it, at what cost.

The Plan and Disclosure Statement provide for, among other things, the reallocation of certain Legacy Liabilities among us, Monsanto and Pharmacia and sets forth the distribution, if any, that various constituencies in the Chapter 11 Cases would receive under the Plan.  In addition, the Plan provides for $250 million of new investment in reorganized Solutia, which a group of our creditors has committed to backstop.  See Note 1 to the accompanying consolidated financial statements for further description of the Plan and Disclosure Statement, as well as a summary of developments in our ongoing Chapter 11 bankruptcy case.

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

Our net sales and operating income are as follows for the years ended December 31:

(dollars in millions)	2007	2006	2005

Net Sales	$3,535	$2,795	$2,645

Operating Income:
Performance Products Segment Profit (a)	$213	$130	$126
Integrated Nylon Segment Profit (Loss) (a)	80	(3)	(5)
Add: LIFO adjustment	(30)	(3)	(39)
Add: Corporate Expenses	(68)	(41)	(64)
Add: Equity Earnings from Affiliates, Other Income, and Reorganization Items, net included in Segment Profit (Loss)	(5)	4	19

Operating Income	$190	$87	$37
Gains (Charges) included in Operating Income	$(9)	$7	$(14)

(a) See Note 24 to the accompanying consolidated financial statements for description of the computation of reportable segment profit (loss).

The $740 million, or 26 percent, increase in net sales in 2007 resulted from the Flexsys Acquisition, which was completed on May 1, 2007, higher sales volumes, increased selling prices, the effect of favorable exchange rate fluctuation and higher gains (see the Results of Operations and Summary of Events Affecting Comparability sections below for a more detailed discussion of charges and gains affecting operating income).  Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method and recorded as Equity Earnings from Affiliates on the Consolidated Statement of Operations.  The 2007 effect of the Flexsys Acquisition was an increase in net sales of 17 percent.  The remaining 9 percent increase in net sales was a result of higher average selling prices of 4 percent, higher sales volumes of 4 percent, and favorable exchange rate fluctuations of 1 percent.  Our net sales for 2006 increased by $150 million, or 6 percent, as compared to 2005 due to higher average selling prices.

Operating income improved by $103 million in 2007 as compared to 2006 due to the Flexsys Acquisition, increases in net sales by the other businesses, partially offset by higher charges, higher raw material costs of $73 million and higher adjustments to the LIFO reserve of $27 million. Operating income improved by $50 million in 2006 as compared to 2005 primarily as a result of higher net sales, controlled spending, and lower adjustments to our LIFO reserve, as are more fully discussed below, partially offset by higher overall raw material and energy costs of approximately $91 million. Our policy of utilizing a LIFO inventory methodology for the majority of our domestic inventories results in the full recognition of increases in raw material costs in the immediate period.  The considerable increases in raw material costs noted above resulted in substantial adjustments to our LIFO reserve in 2007, 2005, and, to a lesser extent, 2006. As indicated in the preceding table, operating results for each year were affected by various gains (charges) which are described in greater detail in the “Results of Operations” section below.

Financial Information

Summarized financial information concerning Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of and for the year-ended December 31, 2007 is presented as follows:

Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated

Net sales	$2,577	$1,649	$(691)	$3,535
Operating income	58	118	14	190
Net income (loss)	(208)	105	(105)	(208)

Total assets	2,041	1,579	(980)	2,640
Liabilities not subject to compromise	1,595	917	(199)	2,313
Liabilities subject to compromise	2,041	--	(119)	1,922
Total shareholders’ equity (deficit)	(1,595)	662	(662)	(1,595)

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes.  In preparing these consolidated financial statements, we have made our best estimate of certain amounts included in these consolidated financial statements.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.  Management has discussed the development, selection and disclosure of these critical accounting policies and estimates with the Audit and Finance Committee of our Board of Directors.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the consolidated financial statements and require assumptions that can be highly uncertain at the time the estimate is made.  We consider the following items to be our critical accounting policies:

▪	Environmental Remediation
▪	Self-Insurance
▪	Income Taxes
▪	Impairment of Long-Lived Assets
▪	Impairment of Goodwill and Indefinite-Lived Intangible Assets
▪	Pension and Other Postretirement Benefits

We also have other significant accounting policies.  We believe that, compared to the critical accounting policies listed above, the other policies either do not generally require estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on the reported results of operations for a given period.

Environmental Remediation

With respect to environmental remediation obligations, our policy is to accrue costs for remediation of contaminated sites in the accounting period in which the obligation becomes probable and the cost is reasonably estimable. Cost estimates for remediation are developed by assessing, among other items, (i) the extent of our contribution to the environmental matter; (ii) the number and financial viability of other potentially responsible parties; (iii) the scope of the anticipated remediation and monitoring plan; (iv) settlements reached with governmental or private parties; and (v) our past experience with similar matters.  Our estimate of the environmental remediation reserve requirements typically fall within a range.  If we believe no best estimate exists within a range of possible outcomes, in accordance with existing accounting guidance, the minimum loss is accrued.  Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from third parties.

These estimates are critical because we must forecast environmental remediation activity into the future, which is highly uncertain and requires a large degree of judgment.  Therefore, the environmental reserves may materially differ from the actual liabilities if our estimates prove to be inaccurate, which could materially affect results of operations in a given period.  Uncertainties related to recorded environmental liabilities include changing governmental policy and regulations, judicial proceedings, the number and financial viability of other potentially responsible parties, the method and extent of remediation and future changes in technology. Because of these uncertainties, the potential liability for existing environmental remediation reserves not subject to compromise may range up to two times the amounts recorded.  The estimate for environmental liabilities is a critical accounting estimate for both reportable segments.

See “Environmental Matters” on page 45 for discussion of the liability for existing environmental remediation reserves classified as subject to compromise, which were retained by us as part of the Plan.

Self-Insurance

We maintain self-insurance reserves to cover our estimated future legal costs, settlements and judgments related to workers’ compensation, product, general, automobile and operations liability claims that are less than policy deductible amounts or not covered by insurance.  Self-insured losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry, our historical experience and certain case-specific reserves as required, including estimated legal costs.  The maximum extent of the self-insurance provided by us and related insurance recoveries are dependent upon a number of factors including the facts and circumstances of individual cases and the terms and conditions of the commercial policies.  We have purchased commercial insurance in order to reduce our exposure to workers’ compensation, product, general, automobile and property liability claims.  Policies for periods prior to the Solutia Spinoff are shared with Pharmacia.  This insurance has varying policy limits and deductibles.  When recovery from an insurance policy is considered probable, a receivable is recorded.  Self-insurance reserve estimates are critical because changes to the actuarial assumptions used in the development of these reserves can materially affect earnings in a given period and we must forecast loss activity into the distant future which is highly uncertain and requires a large degree of judgment.

Actuarial reserve indications are projections of the remaining future payments for workers’ compensation, product, general, automobile and operations liability claims for which we are legally responsible.  These projections are made in the context of an uncertain future where variations between estimated and actual amounts are attributable to many factors, including changes in operations, changes in judicial environments, shifts in the types or timing of the reporting of claims, changes in the frequency or severity of losses and random chance.  The actuarial estimates of the reserve requirements fall within a range. Our best estimate of the liability is generally near the middle of the actuary’s range; accordingly, we have recorded the liability at this level.  The range of outcomes is not material to the consolidated financial statements for losses that are not stayed by the Chapter 11 proceedings. These valuations of future self-insurance costs do not contemplate the uncertainties inherent in our bankruptcy proceedings, as the potential impact of the Chapter 11 proceedings upon future self-insurance costs cannot be reasonably determined at this time.  Due to these uncertainties, certain of the self-insurance liabilities have been classified as subject to compromise in the Consolidated Statement of Financial Position as of December 31, 2007, and have been excluded from the range of possible outcomes of existing self-insurance reserves.  The potential liability for existing self-insurance liabilities subject to compromise, if ultimately retained by us upon emergence from Chapter 11, could be materially different than amounts recorded.  The estimate for self-insurance liabilities is a critical accounting estimate for both reportable segments.

See “Self-Insurance” on page 46 for discussion of the liability for existing self-insurance liabilities classified as subject to compromise, which were retained by us as part of the Plan.

Income Taxes

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with inherent uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.  We assess the income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities at enacted rates.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  The consolidated financial statements include increases in valuation allowances as a result of uncertainty created by our Chapter 11 bankruptcy filing.

Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.  Changes in existing tax laws, regulations, rates and future operating results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are also subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings.  Although we believe the measurement of liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.  If we ultimately determine that the payment of these liabilities will be unnecessary, the liability is reversed and a tax benefit is recognized during the period in which it is determined the liability no longer applies.  Conversely, additional tax charges are recorded in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.  If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made.

Impairment of Long-Lived Assets

Impairment tests of long-lived assets, including finite-lived intangible assets, are made when conditions indicate the carrying value may not be recoverable under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value.  Our estimate of the cash flows is based on information available at that time including these and other factors: sales forecasts, customer trends, operating rates, raw material and energy prices and other global economic indicators and factors.  If an impairment is indicated, the asset value is written down to its fair value based upon market prices or, if not available, upon discounted cash value, at an appropriate discount rate determined by us to be commensurate with the risk inherent in the business model.  These estimates are critical because changes to our assumptions used in the development of the impairment analyses can materially affect earnings in a given period and we must forecast cash flows into the future which is highly uncertain and requires a significant degree of judgment.  The consolidated financial statements do not reflect any adjustments for the impairment of long-lived assets as part of the approval and implementation of the Plan.  The estimate for impairment of long-lived assets is a critical accounting estimate for both reportable segments.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  However, as required by SFAS No. 142, impairment analyses are performed more frequently if changes in circumstances indicate the carrying value may not be recoverable during the intervening period between annual impairment tests.  We perform the review for impairment at the reporting unit level.  The impairment assessment is completed by determining the fair values of the reporting units using income and market multiple approaches and comparing those fair values to the carrying values of the reporting units.  If the fair value of a reporting unit is less than its carrying value, we then allocate the fair value of the reporting unit to all the assets and liabilities of that reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for this differential.  This valuation process involves assumptions based upon management’s best estimates and judgments that approximate the market conditions experienced at the time the impairment assessment is made.  These assumptions include but are not limited to earnings and cash flow projections, discount rate and peer company comparability.  Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates.  The consolidated financial statements do not reflect any adjustments for the impairment of goodwill and indefinite-lived intangible assets as part of the approval and implementation of the Plan.  The estimate for impairment of goodwill and indefinite-lived intangible assets is a critical accounting estimate for the Performance Products reportable segment.  The Integrated Nylon reportable segment does not have goodwill or indefinite-lived intangible assets.

Pension and Other Postretirement Benefits

Under the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, measurement of the obligations under the defined benefit pension plans and the other postemployment benefit ("OPEB") plans are subject to several significant estimates.  These estimates include the rate of return on plan assets, the rate at which the future obligations are discounted to value the liability and health care cost trend rates.  Additionally, the cost of providing benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation.  We typically use actuaries to assist us in preparing these calculations and determining these assumptions.  Our annual measurement date is December 31 for both the pension and OPEB plans.

The expected long-term rate of return on pension plan assets assumption was 8.75 percent in both 2007 and 2006.  The expected long-term rate of return on pension plan assets assumption is based on the target asset allocation policy and the expected future rates of return on these assets.  A hypothetical 25 basis point change in the assumed long-term rate of return would result in a change of approximately $2 million to pension expense.

The discount rates used to remeasure the pension plans were 6.00 percent in 2007 and 5.75 percent in 2006, and the discount rate to remeasure the other postretirement benefit plans was 5.75 percent in 2007 and 2006.  We establish our discount rate based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan.  A hypothetical 25 basis point change in the discount rate for our pension plans results in a change of approximately $18 million in the projected benefit obligation and less than a $1 million change in pension expense.  A hypothetical 25 basis point change in the discount rate for our OPEB plans results in a change of approximately $7 million in the accumulated benefit obligation and less than a $1 million change to OPEB expense.

We estimated the five-year assumed trend rate for healthcare costs in 2007 to be 8 percent with the ultimate trend rate for healthcare costs grading by 1 percent each year to 5 percent by 2010 and remaining at that level thereafter. A 1 percent change in the assumed health care cost trend rate would have changed the postretirement benefit obligation by $3 million as of December 31, 2007 and would have had a $1 million change to OPEB expense in 2007. Our costs for postretirement medical benefits are capped for many current retirees and active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

These valuations of future pension and other postretirement costs reflect our retaining the financial responsibility for the obligations under the defined benefit pension and OPEB plans in accordance with the Plan.  We have classified all pension and postretirement liabilities related to our entities that have filed Chapter 11 bankruptcy as subject to compromise in the Consolidated Statement of Financial Position as of December 31, 2007.

Results of Operations

Performance Products

(dollars in millions)	2007	2006	2005

Net Sales	$1,643	$1,064	$1,003

Segment Profit	$213	$130	$126
Net Charges and Reorganization Items, net included in Segment Profit	$(32)	$(12)	$(8)

The $579 million, or 54 percent, increase in 2007 net sales compared to 2006 resulted primarily from the Flexsys Acquisition.  Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method and were not recorded within the Performance Products reportable segment.  The Flexsys Acquisition resulted in an increase in net sales of 44 percent.  The remaining 10 percent increase in net sales was a result of higher sales volumes of 4 percent, favorable currency exchange rate fluctuations of 4 percent, and higher average selling prices of 2 percent. Higher volumes were experienced in SAFLEX® plastic interlayer products, THERMINOL® heat transfer fluids and LLUMAR® and VISTA® professional film products.  The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro with SAFLEX® plastic interlayer products most significantly benefited. Higher average selling prices were experienced in all businesses with the most significant increases in THERMINOL® heat transfer fluids and LLUMAR® and VISTA® professional film products.

The $61 million, or 6 percent, increase in 2006 net sales compared to 2005 resulted from higher selling prices of approximately 4 percent and increased sales volumes of approximately 2 percent.  Higher average selling prices were experienced in SAFLEX® plastic interlayer products, LLUMAR® and VISTA® professional film products and THERMINOL® heat transfer fluids.  Increased sales volumes were experienced in SAFLEX® plastic interlayer products, due to increasing demand and inclusion of sales from the Santo Toribio, Mexico plant for ten months during 2006 as a result of the Tlaxcala acquisition as further discussed in Note 4, and LLUMAR® and VISTA® professional film products, partially offset by lower volumes in THERMINOL® heat transfer fluids.

The $83 million improvement in 2007 segment profit in comparison to 2006 resulted primarily from the Flexsys Acquisition as described above and higher net sales. Strong sales performance was partially offset by higher raw material, manufacturing and marketing costs.  The higher manufacturing costs were a result of start up expenses for new assets at the Santo Toribio, Mexico and Suzhou, China manufacturing plants and increased shipping and warehousing costs driven by increased sales volumes.  Higher marketing costs are predominantly related to branding initiatives associated with certain growth markets, particularly Asia-Pacific.  In addition, segment profit in 2007 was negatively impacted by charges of $25 million for impairments of certain fixed asset groups in the Rubber Chemicals operating segment, $4 million of severance and retraining costs and $3 million of charges resulting from the step-up in basis of Flexsys’ inventory in accordance with purchase accounting. Segment profit in 2006 included $8 million of reorganization items, which consisted primarily of restructuring charges related to the shut down of operations at the Queeny Plant in St. Louis, Missouri and other non-strategic operations, as well as $4 million of restructuring charges consisting principally of severance costs for non-debtor entities that was not included within reorganization items.

The $4 million, or 3 percent, improvement in 2006 segment profit in comparison to 2005 resulted principally from higher net sales, partially offset by higher raw material and energy costs of approximately $25 million and higher charges.  As noted above, segment profit in 2006 included $8 million of reorganization items and $4 million of restructuring charges.  Segment profit in 2005 included $7 million of reorganization items, which consisted primarily of adjustments to record certain pre-petition claims at estimated amounts of the allowed claims, as well as $1 million of restructuring charges consisting principally of severance costs for non-debtor entities that was not included within reorganization items.

Integrated Nylon

(dollars in millions)	2007	2006	2005

Net Sales	$1,892	$1,731	$1,642

Segment Profit (Loss)	$80	$(3)	$(5)
Gains (Charges) and Reorganization Items, net included in Segment Profit (Loss)	$31	$(6)	$(21)

The $161 million, or 9 percent, increase in 2007 net sales as compared to 2006 resulted primarily from higher average selling prices of 5 percent, higher sales volumes of 3 percent, and higher gains of 1 percent.  In response to the escalating cost of raw materials, average selling prices increased significantly in the intermediate chemicals and, to a lesser extent, the nylon plastics and polymers and the carpet fibers businesses.  Sales volumes increased significantly in nylon polymers and plastics and, to a lesser extent, intermediate chemicals, partially offset by decreases in carpet fibers as we reduced our exposure to commodity staple fiber markets.  The nylon plastics and polymers volumes increased due to third quarter 2006 and first quarter 2007 capacity increases enabled by the reconfiguration of idle carpet fibers assets to target higher growth applications and markets for engineering thermoplastics.  The intermediate chemicals volume increase is due to stronger export sales of adipic acid into the Asia Pacific region.  In addition, intermediate chemicals volumes increased due to a competitor’s force majeure declared during the third quarter 2007.  Further, net sales in 2007 included a gain of $22 million realized upon the termination of a customer contract and the immediate recognition of previously deferred revenue.

The $89 million, or 5 percent, increase in 2006 net sales as compared to 2005 resulted primarily from higher average selling prices of approximately 8 percent, partially offset by lower sales volumes of approximately 3 percent.  Average selling prices increased in all businesses as a result of favorable market conditions and in response to the escalating cost of raw materials.  Lower sales volumes were experienced within carpet fibers in 2006 and were further impacted by the exit from the unprofitable acrylic fibers operations in the second quarter 2005.  These volume reductions were partially offset by higher sales volumes in intermediate chemicals and nylon plastics and polymers.

Segment profit increased $83 million from a segment loss of $3 million in 2006 to a segment profit of $80 million in 2007 due to increased net sales, higher gains, improved plant performance and decreased marketing and administrative costs. Increased net sales due to pricing actions were partially offset by raw material increases of $60 million.  The raw material cost profile of Integrated Nylon was primarily impacted during 2007 by increases in propylene and cyclohexane, key feed stocks for the segment.  The improved plant performance resulted from improved asset utilization related to the reconfiguration of idle carpet fibers assets, partially offset by increased logistics costs as international sales grew 35 percent.  Lower marketing and administrative costs were a result of lower marketing costs in the end-user oriented carpet fibers business as we convert our manufacturing capacity to nylon plastics and polymers as described above.  In addition to the gain described above, results for 2007 included gains of $7 million and $3 million from the sale of land at the manufacturing facilities in Alvin, Texas and Pensacola, Florida, respectively, and reorganization items of $1 million primarily related to continuing dismantling costs due to the shut-down of the acrylic fibers business in 2005.  Segment loss in 2006 included reorganization items of $6 million comprised of $3 million of decommissioning and dismantling costs primarily due to the shut-down of the acrylic fibers business, $2 million of asset write-downs related to the exiting of various unprofitable businesses within the segment and $1 million of severance and retraining costs.

Segment loss decreased $2 million from a segment loss of $5 million in 2005 to a segment loss of $3 million in 2006 primarily as a result of higher net sales, offset by higher raw material and energy costs of approximately $99 million and unfavorable manufacturing costs.  The unfavorable manufacturing costs were precipitated by a manufacturing interruption incurred at the Alvin, Texas facility, resulting in a significant turnaround being accelerated in its timing, as well as extended in its duration, during the first quarter of 2006.  Manufacturing costs were also unfavorably impacted by fixed costs remaining in the business as a result of exiting the unprofitable acrylic fibers business in second quarter 2005.  In addition, the shift in product mix from lower carpet sales to greater amounts of intermediate chemicals had a negative impact on the utilization rates of the segment.

Segment loss in 2006 also included reorganization items of $6 million comprised of $3 million of decommissioning and dismantling costs primarily due to the shut-down of the acrylic fibers business in 2005, $2 million of asset write-downs related to the exiting of various unprofitable businesses within the segment and $1 million of severance and retraining costs.  The reorganization items in 2006 decreased by $15 million from 2005 due to lower shut-down costs as segment profit in 2005 consisted of $20 million principally to shut-down the acrylic fibers business.

Corporate Expenses

(dollars in millions)	2007	2006	2005

Corporate Expenses	$68	$41	$64
Net Gains (Charges) included in Corporate Expenses	$(9)	$11	$(13)

Corporate expenses increased by $27 million, or 66 percent, in 2007 as compared to 2006 principally due to charges recorded in 2007 and gains recorded in 2006 in corporate expenses. In 2007, a $5 million pension settlement charge, resulting principally from the significant amount of lump sum distributions from our U.S. qualified pension plan, and a $4 million restructuring charge, due to the termination of a third-party agreement at one of our facilities, were recorded.  In 2006, a $20 million gain was recorded due to the elimination of a reserve with respect to a litigation matter that was decided in our favor.  This gain was partially offset by a $9 million environmental charge precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of our facilities outside the U.S. that will likely result in the cessation of operations at that site. After consideration of the aforementioned items recorded in 2007 and 2006, the remaining increase in corporate expenses was due to increased compensation, professional development and training costs.

Corporate expenses decreased by $23 million, or 36 percent, in 2006 as compared to 2005 principally due to lower charges.  After consideration of the net gains and charges recorded in 2006 and 2005, corporate expenses were comparable year over year.  Included in 2006 gains was a $20 million gain that resulted from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably, partially offset by a $9 million environmental charge that was precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of our facilities outside the U.S. that will likely result in the cessation of operations at that site.  The $13 million charge recorded in 2005 resulted from curtailment and settlement activities as a result of amendments to our pension and postretirement plans (as more fully described in Note 18 to the accompanying consolidated financial statements).

Equity Earnings from Affiliates

(dollars in millions)	2007	2006	2005

Flexsys Equity Earnings	$12	$37	$35
Astaris LLC Equity Earnings	--	--	59
Other Equity Earnings from Affiliates included in Reportable Segment Profit (Loss)	--	1	2
Equity Earnings from Affiliates	$12	$38	$96
Gains (Charges) included in Equity Earnings from Affiliates	$--	$(4)	$52

Equity earnings from affiliates decreased by $25 million as compared to 2006 primarily as a result of the Flexsys Acquisition completed on May 1, 2007.  The acquisition resulted in Flexsys becoming a 100% owned subsidiary of Solutia and, therefore, its results of operations are consolidated by us and no longer classified as equity earnings from affiliates. In addition, the 2006 results included a $2 million restructuring charge from Flexsys.

Equity earnings from affiliates were affected by various items in both 2006 and 2005.  During 2006, equity earnings from affiliates included $3 million in restructuring charges related to production asset rationalization and plant closures and $2 million related to asset impairment charges, partially offset by a non-operational gain of $1 million due to the reversal of a litigation reserve related to the Flexsys joint venture.  During 2005, equity earnings from affiliates were impacted by a $50 million net gain realized in the Astaris joint venture from the sale of a majority of its assets to Israel Chemicals Limited (“ICL”), who purchased substantially all of the operating assets of Astaris for $255 million.  Equity earnings in 2005 also included $2 million of net gains related to the Flexsys joint venture comprising a non-operational gain of $5 million, partially offset by $3 million of various restructuring charges.  Flexsys earnings for 2006 were favorably impacted by a reduction in administrative expenses in comparison to 2005.

Interest Expense

(dollars in millions)	2007	2006	2005

Interest Expense	$134	$100	$79
Charges included in Interest Expense	$(8)	$(4)	$--

The $34 million, or 34 percent, increase in interest expense compared to 2006 resulted principally from higher debt outstanding in 2007 than in 2006, partially offset by lower interest rates. Average debt outstanding increased 56 percent, of which 20 percent was associated with the Flexsys acquisition.  The remainder of the increase was used to fund primarily pension funding requirements and the ongoing reorganization process.  The decline in the average interest rate between years is due to the January 2007 amendment to the DIP credit facility and the July 2006 refinancing of the Euronotes.  The 2007 results included an $8 million interest expense charge related to claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court.  The amount of annual contractual interest not recorded was $32 million in both 2007 and 2006.

The $21 million, or 27 percent, increase in interest expense in 2006 in comparison to 2005 resulted principally from higher debt outstanding in 2006 than in 2005, partially offset by lower interest rates due to the March 2006 amendment of its DIP credit facility and the July 2006 refinancing of the Euronotes and subsequent partial pay down.  In addition, results in 2006 included a $3 million charge related to SESA’s Euronotes refinancing and a $1 million charge related to the amendment of the DIP credit facility.  The amount of annual contractual interest not recorded was $32 million in both 2006 and 2005.

Other Income, net

(dollars in millions)	2007	2006	2005

Other Income, net	$34	$16	$8
Other Income, net included in Reportable Segment Profit (Loss)	$6	$9	$9

Other income, net increased $18 million in 2007 as compared to 2006 primarily due to a settlement on a litigation matter in 2007 with our Astaris joint venture partner resulting in a gain of $21 million, net of legal expenses.   The $8 million increase in other income, net in 2006 as compared to 2005 is primarily a result of increased interest income due to higher cash balances on hand during 2006.

Reorganization Items, net

(dollars in millions)	2007	2006	2005

Reorganization Items, net	$298	$71	$49
Reorganization Items, net included in Reportable Segment Profit (Loss)	$1	$14	$28

Reorganization Items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we are in reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Reorganization items incurred in 2007 included: a $224 million net charge from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; $67 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings; $9 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court; and a net $2 million gain realized from claim settlements.  The $227 million increase in reorganization items, net as compared to 2006 resulted principally from charges associated with the settlement of various energy-sourcing agreements with one supplier for $140 million, and charges of $65 million and $34 million to increase the estimated settlement value on the Monsanto claim and 11.25% Notes due 2009, respectively, as partially offset by gains on settlements associated with the Company's corporate headquarters lease along with various vender contracts.

Reorganization items incurred in 2006 included: $58 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings; $11 million of other reorganization charges primarily involving costs incurred with exiting certain non-strategic businesses; $4 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court; and a $2 million net gain from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims.

Income Tax Expense

(dollars in millions)	2007	2006	2005

Income Tax Expense	$19	$18	$10
Increase in Valuation Allowances included in Income Tax Expense	$70	$27	$12

Our effective income tax expense on continuing operations was $19 million in 2007 compared to $18 million in 2006.  The amount in both years is almost entirely attributable to continuing operations outside the United States, and represents an effective tax rate on operations outside the United States of 48 percent in 2007 and 49 percent in 2006.  The effective rate in both years is impacted by increases in the contingency reserves related to uncertain tax positions.

Our effective income tax expense on continuing operations was $18 million in 2006 compared to $10 million in 2005.  The amount in both years is almost entirely attributable to continuing operations outside the United States, and represents an effective tax rate on operations outside the United States of 49 percent and 23 percent in 2005.

Discontinued Operations

(dollars in millions)	2007	2006	2005

Income from Discontinued Operations, net of tax	$14	$58	$8

Income from discontinued operations consists of the results of our Dequest and pharmaceutical services businesses.  As described in Note 4 to the accompanying consolidated financial statements, on May 31, 2007, we sold Dequest to Thermphos.  Included in the results of discontinued operations in 2007 is a gain on the sale of the Dequest business of $34 million, partially offset by income taxes of $15 million.  Included in the results of operations in 2006 is a gain on the sale of the pharmaceutical services business of $49 million as well as a tax gain of $5 million.  The tax gain resulted from the reversal of a valuation allowance established as a result of the merger of CarboGen and AMCIS subsidiaries of the pharmaceutical services business into one legal entity.

Income from discontinued operations increased $50 million in 2006 as compared to 2005 primarily due to a gain on the sale of the pharmaceutical services business of $49 million in 2006.

Cumulative Effect of Change in Accounting Principle

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, including those that may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available.

Upon adoption of SFAS No. 143 as of January 1, 2003, we identified certain conditional asset retirement obligations; however, these obligations were not recorded due to uncertainties involved with the determination of settlement timing.  With the clarification outlined by FIN 47 for valuation of conditional asset retirement obligations, we reevaluated the valuation concerns involving settlement timing for these conditional asset retirement obligations and accordingly reported an asset retirement obligation of $7 million as of December 31, 2005.  These obligations involve various federal, state and local regulations and/or contractual obligations to decontaminate and/or dismantle certain machinery and equipment, buildings, and leasehold improvements at our various operating locations.

Asset retirement obligations were estimated for each of our operating locations, where applicable, based upon our current and historical experience, adjusted for factors that a third-party would consider, such as overhead, profit and market risk premium.  Estimated obligations were escalated based upon the anticipated timing of the related cash flows using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate.  The impact of adoption resulted in a charge of $3 million recorded as a cumulative effect of change in accounting principle (net of tax) in the Consolidated Statement of Operations in 2005.

Summary of Events Affecting Comparability

Charges and gains recorded in 2007, 2006 and 2005 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

	2007
Increase/(Decrease)	Performance Products	Integrated Nylon	Corporate/ Other	Consolidated
Impact on:
Net sales	$--	$22	$--	$22	(a)
Cost of goods sold	25	--	--	25	(b)
	--	--	4	4	(c)
	3	--	--	3	(d)
	--	--	3	3	(e)
	2	--	--	2	(f)
Total cost of goods sold	30	--	7	37
Marketing	1	--	--	1	(f)
Administrative	--	(10)	--	(10)	(g)
	1	--	--	1	(f)
	--	--	1	1	(e)
Technological	--	--	1	1	(e)
Operating Income Impact	(32)	32	(9)	(9)

Interest expense	(2)	(2)	(4)	(8)	(h)
Other income, net	--	--	21	21	(i)
Loss on debt modification	--	--	(7)	(7)	(j)
Reorganization items, net	--	(1)	(297)	(298)	(k)
Pre-tax Income Statement Impact	(34)	29	(296)	(301)
Income tax impact				(7)	(l)
After-tax Income Statement Impact				$(294)

2007 Events

a)
Revenue resulting from a contract termination by a customer which resulted in the immediate recognition of deferred revenue in the third quarter ($22 million pre-tax and after-tax – see note (l) below).

b)	Impairment of fixed assets in the Rubber Chemicals business ($25 million pre-tax and $20 million after-tax).

c)	Restructuring charge resulting from the termination of a third-party agreement in the third quarter at one of our facilities ($4 million pre-tax and $3 million after-tax).

d)	Charge resulting from the step-up in basis of Rubber Chemicals’ inventory in accordance with purchase accounting in the second quarter ($3 million pre-tax and after-tax).

e)	Net pension plan settlements, as more fully described in Note 18 to the accompanying consolidated financial statements ($5 million pre-tax and after-tax – see note (l) below).

f)	Restructuring costs related principally to severance and retraining costs ($4 million pre-tax and $3 million after-tax).

g)
Gains resulting from the sales of land at the manufacturing facilities in Alvin, Texas in the second quarter and Pensacola, Florida in the third quarter ($10 million pre-tax and after-tax – see note (l) below).

h)
Charge resulting from recognition of interest expense on claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court ($8 million pre-tax and after-tax – see note (l) below).

i)	Settlement gain, net of legal expenses in the second quarter ($21 million pre-tax and after-tax – see note (l) below).

j)
We recorded a charge of approximately $7 million (pre-tax and after-tax – see note (l) below) in the first quarter to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value as of the amendment date.

k)
Reorganization items, net consist of the following: a $224 million net charge from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; $67 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings; $9 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court; and a $2 million net gain realized from claim settlements ($298 million pre-tax and after-tax – see note (l) below).

l)
With the exception of items (b), (c), (d) and (f) above, which relate to operations not in reorganization, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to our Chapter 11 bankruptcy filing.

	2006
Increase/(Decrease)	Performance Products	Integrated Nylon	Corporate/ Other	Consolidated
Impact on:
Cost of goods sold	$--	$--	$9	$9	(a)
	--	--	(20)	(20)	(b)
	1	--	--	1	(c)
Total cost of goods sold	1	--	(11)	(10)
Marketing	2	--	--	2	(c)
Administrative	1	--	--	1	(c)
Technological	--	--	--	--
Operating Income Impact	(4)	--	11	7

Interest expense	--	--	(1)	(1)	(d)
	--	--	(3)	(3)	(e)
Equity income from affiliates	--	--	(4)	(4)	(f)
Loss on debt modification	--	--	(8)	(8)	(d)
Reorganization items, net	(8)	(6)	(57)	(71)	(g)
Pre-tax Income Statement Impact	(12)	(6)	(62)	(80)
Income tax impact				(5)	(h)
After-tax Income Statement Impact				$(75)

2006 Events

a)
Environmental charge in the first quarter 2006 precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of our facilities outside the U.S. that will likely result in the cessation of operations at that site ($9 million pre-tax and $6 million after-tax).

b)
Gain resulting from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably in the second quarter 2006 ($20 million pre-tax and after-tax – see note (h) below).

c)	Restructuring costs related principally to severance and retraining costs ($4 million pre-tax and $3 million after-tax).

d)
We recorded a charge of approximately $8 million (pre-tax and after-tax – see note (h) below) to record the write-off of debt issuance costs and to record the DIP credit facility as modified at its fair value.  In addition, $1 million (pre-

tax and after-tax – see note (h) below) of unamortized debt issuance costs associated with the DIP credit facility were written off at the time of modification in March 2006.

e)	We refinanced our Euronotes in July 2006 and recorded early extinguishment costs at the time of refinancing ($3 million pre-tax and $2 million after-tax).

f)
Net charges at Flexsys, our 50 percent owned joint venture, included charges for restructuring and asset impairments of $5 million, partially offset by a non-operational gain of $1 million related to the reversal of a litigation reserve ($4 million pre-tax and after-tax – see note (h) below).

g)
Reorganization items, net consist of the following: $58 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings; $11 million of other reorganization charges primarily involving costs incurred with exiting certain non-strategic businesses; $4 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court; and a $2 million net gain from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims ($71 million pre-tax and after-tax – see note (h) below).

h)
With the exception of items (a), (c) and (e) above, which primarily relate to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to our Chapter 11 bankruptcy filing.

	2005
Increase/(Decrease)	Performance Products	Integrated Nylon	Corporate/ Other	Consolidated
Impact on:
Cost of goods sold	$1	$--	$--	$1	(a)
	--	--	9	9	(b)
Total cost of goods sold	1	--	9	10
Marketing	--	--	1	1	(b)
Administrative	--	--	2	2	(b)
Technological	--	--	1	1	(b)
Operating Income Impact	(1)	--	(13)	(14)

Equity income from affiliates	--	--	52	52	(c)
Reorganization items, net	(7)	(21)	(21)	(49)	(d)
Pre-tax Income Statement Impact	$(8)	$(21)	$18	(11)
Income tax benefit impact				--	(e)
After-tax Income Statement Impact				$(11)

2005 Events

a)	Restructuring costs related principally to severance and retraining costs ($1 million pre-tax and after-tax).

b)
Net pension and other postretirement benefit plan curtailments and settlements, as more fully described in Note 18 to the accompanying consolidated financial statements ($13 million pre-tax and after-tax – see note (e) below).

c)
Net gains related to our Flexsys and Astaris joint ventures, in each of which we have a fifty percent interest.  Astaris included a one-time gain of $50 million related to the sale of substantially all of its operating assets to ICL, as further described above.  Flexsys included a one-time, non-operational gain of $5 million, partially offset by $3 million of various restructuring charges ($52 million pre-tax and after-tax – see note (e) below).

d)
Reorganization items, net consist of the following: $49 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings; a $31 million net gain representing the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded; $12 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court; $10 million of net charges for adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; and $9 million of other reorganization charges primarily involving costs incurred with the exit from the acrylic fibers business ($49 million pre-tax and after-tax – see note (e) below).

e)
With the exception of item (a) above, which primarily relates to ex-U.S. operations, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to our Chapter 11 bankruptcy filing.

Environmental Matters

We are subject to numerous laws and government regulations concerning environmental, safety and health matters in the United States and other countries.  U.S. environmental legislation that has a particular impact on us includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund).  We are also subject to the Occupational Safety and Health Act and regulations of the Occupational Safety and Health Administration (“OSHA”) concerning employee safety and health matters.  The EPA, OSHA and other federal agencies have the authority to promulgate regulations that have an impact on our operations.  In addition to these federal activities, various states have been delegated certain authority under several of these federal statutes and have adopted environmental, safety and health laws and regulations.  State or federal agencies having lead enforcement authority may seek fines and penalties for violation of these laws and regulations.  Also, private parties have rights to seek recovery, under the above statutes or the common law, for civil damages arising from environmental conditions, including damages for personal injury and property damage.

Due to the nature of our business, we make substantial expenditures for environmental capital projects, programs and remediation activities.  Expenditures for environmental capital projects were approximately $11 million in 2007, $9 million in 2006 and $8 million in 2005.  Expenditures for the management of environmental programs and remediation activities were approximately $68 million, $60 million and $62 million in 2007, 2006 and 2005, respectively.  Included in environmental program management is the operation and maintenance of current operating facilities for environmental control, which is expensed in the period incurred, and $12 million, $10 million and $12 million in 2007, 2006 and 2005, respectively, for remediation activity, which was charged against recorded environmental liabilities. We had recoveries of less than $1 million for 2007, 2006 and 2005.

Our accrued liabilities for environmental compliance and remediation costs and other environmental liabilities are described in the following two paragraphs:

For the currently owned and operated sites, we had an accrued liability of $78 million as of both December 31, 2007 and 2006, respectively, for solid and hazardous waste remediation, which represents our best estimate of the underlying obligation.  In addition, this balance also includes post-closure costs at certain of our operating locations.  This liability is not classified as subject to compromise in the Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, we will be required to comply with environmental requirements in the conduct of our business, regardless of when the underlying environmental contamination occurred.  We spent $12 million in 2007 for remediation of these properties. In 2008, we anticipate spending a similar amount related to these properties we currently own or operate.

For properties never owned or operated by us (including the Anniston and Sauget off-site areas discussed below), we had an accrued liability, classified as subject to compromise in the Consolidated Statement of Financial Position, of $80 million and $81 million as of December 31, 2007 and 2006, respectively.  Remediation activities are currently being funded by Monsanto for all of these properties, with the exception of one off-site remediation project in Sauget, Illinois.  Monsanto’s funding of these remediation activities, and the resulting claim against us which Monsanto has asserted inclusive of the non-quantified unliquidated and contingent components of their claim, will be resolved via the Plan as discussed in Note 1 to the accompanying consolidated financial statements.  Under the Plan and the Monsanto Settlement Agreement, as between us and Monsanto, Monsanto will accept financial responsibility for environmental remediation obligations at all sites for which we were required to assume responsibility at the Solutia Spinoff but which were we never owned or operated.  This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified.  Finally, Monsanto will share financial responsibility with us for off-site remediation costs in Anniston, Alabama and Sauget, Illinois.  Under this cost-sharing arrangement, Monsanto will not be reimbursed for the first $50 million of remediation costs funded at these sites during the Chapter 11 Cases but will be allowed an administrative expense claim for costs above this threshold.  Upon emergence, we will be responsible for the funding of these sites up to a total expenditure of $325 million.  Thereafter, if needed, we will share responsibility with Monsanto equally.  Additionally, any payments by us in connection with the off-site areas are subject to Monsanto’s agreement to extend credit support to us in the event costs exceed $30 million in any year.

Our environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, changes in method and extent of remediation, existence of other potentially responsible parties and changes in technology.  We believe that the known and unknown environmental matters, including matters classified as subject to compromise for which we may ultimately assume responsibility, when ultimately resolved, which may be over an extended period of time, could have a material effect on our consolidated financial position, liquidity and profitability.
Self-Insurance

As discussed in Item 3 of this Annual Report, because of the size and nature of our business, we are a party to numerous legal proceedings.  Most of these proceedings have arisen in the ordinary course of business and involve claims for monetary damages.  In addition, at the time of the Solutia Spinoff, we assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia in connection with those proceedings.  We have determined that these defense and indemnification obligations to Pharmacia are pre-petition obligations under the U.S. Bankruptcy Code that we are prohibited from performing, except pursuant to a confirmed plan of reorganization.  As a result, we have ceased performance of these obligations.  Our cessation of performance has given rise to a pre-petition unsecured claim, inclusive of the non-qualified unliquidated and contingent components, which will be resolved via the Plan as discussed in Note 1 to the accompanying consolidated financial statements.

As a result of the Chapter 11 petition, an automatic stay has been imposed against the commencement or continuation of legal proceedings against us outside of the bankruptcy court process.  Consequently, our pre-petition accrued liability for litigation of $106 million and $111 million as of December 31, 2007 and 2006, respectively, has been classified as subject to compromise in the Consolidated Statement of Financial Position.  Under the Plan and the Settlement Agreement, as between us and Monsanto, Monsanto accepted financial responsibility for all legacy tort claims, except for the Anniston Settlement Agreement which, pursuant to a Bankruptcy Court order, we made a related $5 million payment in 2007, 2006 and 2005.  We cannot forecast the level of future pre-petition self-insurance spending and anticipated levels of recoveries based upon the inherent uncertainty underlying the bankruptcy proceedings.

We had an accrued liability of $13 million and $11 million as of December 31, 2007 and 2006, respectively, for post-petition self-insurance liabilities including workers’ compensation, product, general, automobile and operations liability claims.  Self-insurance expense was $6 million in 2007, $5 million in 2006 and $4 million in 2005.  Cash payments for self-insurance matters were $9 million in both 2007 and 2006 and $8 million in 2005, whereas we did not have any recoveries from insurance carriers in 2007 and had recoveries of less than $1 million in 2006 and $1 million in 2005. Included in the 2007, 2006 and 2005 payments was a $5 million scheduled payment with respect to the 2003 Anniston PCB litigation settlement paid pursuant to a Bankruptcy Court order.

Employee Benefits

Employee benefits include noncontributory defined benefit pension plans and OPEB that provide certain health care and life insurance benefits.  We also have stock option plans covering officers and employees and a non-employee director compensation plan for non-employee members of our board of directors.

Under the provisions of SFAS No. 87 and SFAS No. 106, measurement of the obligations under the defined benefit pension plans and the OPEB plans are subject to a number of assumptions.  These include the rate of return on pension plan assets, health care cost trend rates and the rate at which the future obligations are discounted to value the liability at December 31st of each year presented in the Consolidated Statement of Financial Position.  The amounts reflected in the consolidated financial statements and accompanying notes do not reflect the impact of any future changes to the benefit plans that might be contemplated as a result of the bankruptcy filing.  Due to the inherent uncertainty involved with the bankruptcy proceedings, the recorded amounts related to our debtor pension plans, as well as other debtor postretirement plans, have been classified as subject to compromise in the Consolidated Statement of Financial Position as of December 31, 2007 and 2006.

We amended our U.S. qualified pension plan in 2005 for union participants to cease future benefit accruals effective January 1, 2006.  Further, we amended our U.S. postretirement plan in 2005 for union, active employees to discontinue all postretirement benefits after attaining age 65, make changes to certain eligibility requirements for pre-65 postretirement benefits with the eventual elimination of these benefits by 2016, and eliminate retiree life insurance benefits for future retirees.  In addition, we amended our U.S. postretirement plan in 2006 for retiree participants to terminate medical benefits for certain retirees who are Medicare eligible, and if not Medicare eligible, to terminate medical benefits on the earlier of (a) the date such retirees or participants become Medicare eligible if such date is on or after January 1, 2007 or (b) October 19, 2016.

Pension expense in accordance with SFAS No. 87 was $11 million in 2007, $23 million in 2006 and $29 million in 2005 and expense for OPEB was $17 million in 2007, $30 million in 2006 and $42 million in 2005.  In addition, we recorded charges resulting from pension and postretirement benefit plan curtailments and settlements in 2007 and 2005 of $5 million and $13 million, respectively, while we did not record any charges in 2006 (as more fully described in Note 18 to the accompanying consolidated financial statements).

Pension Plan Funded Status

The majority of our employees are covered under noncontributory defined benefit pension plans.  The pension plans are funded in accordance with our long-range projections of the plan’s financial conditions.  These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations.  The amount of pension plan underfunding in the pension plans decreased to $268 million as of December 31, 2007 from $353 million as of December 31, 2006.

We actively manage funding of our domestic qualified pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency).  We contributed $105 million and $179 million in 2007 and 2006, respectively, to the qualified pension plan in accordance with IRS funding rules.  No contributions were made during 2005 to the qualified pension plan.  According to current IRS funding rules, we estimate that we will be required to make approximately $50 million in pension contributions to our U.S. qualified pension plan in 2008.  In addition, we contributed $35 million in 2007, $6 million in 2006 and $5 million in 2005 respectively, to fund our foreign pension plans.  Moreover, we expect to be required to make $4 million in pension contributions for our foreign pension plans in 2008.

Derivative Financial Instruments

Our business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices.  To manage the volatility relating to these exposures, we enter into various hedging transactions that enable us to alleviate the adverse effects of financial market risk.  Our hedging transactions are carried out under policies and procedures approved by the Audit and Finance Committee of the Board of Directors, which does not permit the purchase or holding of any derivative financial instruments for trading purposes.  Notes 2 and 10 to the accompanying consolidated financial statements include further discussion of our accounting policies for derivative financial instruments.

Foreign Currency Exchange Rate Risk

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates.  We use foreign currency hedging instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business.  We primarily use forward exchange contracts and purchase options with maturities of less than 18 months to hedge these risks.  We also enter into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions.  Corporate policy prescribes the range of allowable hedging activity and what hedging instruments we are permitted to use.  Because the counterparties to these contracts are major international financing institutions, credit risk arising from these contracts is not significant, and we do not anticipate any counterparty losses.  Currency restrictions are not expected to have a significant effect on our cash flows, liquidity or capital resources.  Major currencies affecting our business are the U.S. dollar, British pound sterling, Euro, Canadian dollar, Swiss franc, Brazilian real, Malaysian Ringgit, Chinese yuan and the Japanese yen.

At December 31, 2007, we have currency forward contracts to purchase and sell $470 million of currencies, principally the Euro, British pound sterling, and U.S. dollar, with average remaining maturities of seven months.  Based on our overall currency rate exposure at December 31, 2007, including derivatives and other foreign currency sensitive instruments, a 10 percent adverse change in quoted foreign currency rates of these instruments would result in a change in fair value of these instruments of $18 million.  This is consistent with the overall foreign currency exchange rate exposure at December 31, 2006.

Interest Rate Risk

Interest rate risk is primarily related to changes in interest expense from floating rate debt.  We believe our current debt structure mitigates some of the risk associated with changes in interest rates due to the combination of fixed versus floating rate debt instruments.  However, to further limit our exposure to changes in interest expense from floating rate debt, SESA entered into interest rate swap agreements during 2007 related to SESA’s variable rate €200 million credit facility.  Because the counterparties to these contracts are major international financing institutions, credit risk arising from these contracts is not significant, and we do not anticipate any counterparty losses.

SESA entered into interest rate swap agreements with notional amounts of €80 million or $117 million using December 31, 2007 exchange rates.  For the floating rate debt without interest rate swap agreements, a 1 percent increase in the LIBOR and EURIBOR would have increased interest expense by approximately $12 million during 2007, assuming the debt composition at December 31, 2007 was consistent throughout the year.  This is consistent with the overall interest rate exposure at December 31, 2006 when factoring in higher debt levels at December 31, 2007 when compared to December 31, 2006.

Commodity Price Risk

Certain raw materials and energy resources used by us are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors.  We use forward and option contracts to manage a portion of the volatility related to anticipated energy purchases.  Forward and option contracts were used by us during 2007; however, we did not have any commodity forward contracts at December 31, 2007.  In addition, we mitigate some of our commodity price risks through formula based contractual pricing for certain products within the Integrated Nylon segment.

Restructuring Activities

During 2007, we recorded a restructuring charge of $4 million resulting from the termination of a third-party agreement at one of our facilities.  We recorded restructuring charges of $1 million in Reorganization Items, net primarily related to continuing dismantling costs due to the shut-down of our acrylic fibers business in 2005 in the Integrated Nylon segment.  In addition, we recorded $4 million of severance and retraining costs in 2007 with $2 million recorded in Cost of Goods Sold and $2 million in Marketing and Administrative expenses involving headcount reductions within the Performance Products segment.  Further, we recorded $10 million to the restructuring reserve as an adjustment to the purchase price allocation related to the acquisition of Flexsys (as further described in Note 4 to the accompanying consolidated financial statements).  The costs included in this restructuring reserve consist of costs to exit administrative offices in Akron, Ohio and Brussels, Belgium, severance and retraining costs, and relocation costs of employees moving to our corporate headquarters. Also as a result of the acquisition of Flexsys, we assumed Flexsys’ $2 million restructuring reserve at May 1, 2007.  Cash outlays associated with the restructuring actions were funded from operations.

During 2006, we recorded $3 million of decommissioning and dismantling costs primarily as a result of the shut-down of our acrylic fibers business in 2005, and $3 million of asset write-downs.  We also recorded $3 million of future contractual payments related to the termination of a third party manufacturing agreement.  These costs were all recorded within Reorganization Items, net with $4 million in the Integrated Nylon segment and $5 million in the Performance Products segment.  In addition, we recorded $8 million of severance and retraining costs in 2006 with $4 million recorded in Reorganization Items, net and $3 million in Marketing and Administrative expenses and $1 million in Cost of Goods Sold involving headcount reductions within the Integrated Nylon and Performance Products, as well as the corporate function.  Cash outlays associated with the restructuring actions were funded from operations.

During 2005, we recorded restructuring charges of $13 million in Reorganization Items, net involving the shut-down of our acrylic fiber operations and shut-down of our nylon industrial fiber manufacturing unit at our plant in Pensacola, Florida.  This $13 million of net charges from the closure of these businesses included $12 million of asset write-downs, $7 million of decontamination and dismantling costs and $4 million of severance and retraining costs, partially offset by a $7 million gain from the reversal of the LIFO reserve associated with the inventory sold and/or written off as part of the business shut-down and a $3 million gain from the sale of certain acrylic fibers assets.  In addition, we recorded $5 million of severance and retraining costs in 2005 with $3 million recorded in Reorganization Items, net and $2 million in Cost of Goods Sold involving headcount reductions within the Integrated Nylon and Performance Products segments, as well as the corporate function.  Cash outlays associated with the restructuring actions were funded from operations.

Financial Condition and Liquidity

As discussed in Note 1 to the accompanying consolidated financial statements, we are operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.  As a result of the uncertainty surrounding our current circumstances, it is difficult to predict our actual liquidity needs and sources.  However, based upon current and anticipated levels of operations during the continuation of the bankruptcy proceedings, we believe that our liquidity and capital resources will be sufficient to maintain our normal operations at current levels.  Our access to additional financing while in the Chapter 11 bankruptcy process may be limited.

Exit Financing

The Plan contemplates the sale of $250 million in common stock of reorganized Solutia in addition to $2.0 billion of exit financing.  The proceeds from the sale of common stock will be used to fund certain retiree welfare benefits along with other legacy liabilities to be retained by us.  With the exception of our $20 million notes payable, as secured by our corporate headquarters, the $2.0 billion in exit financing will be used by us to extinguish all existing debt, including our DIP credit facility, which currently matures on March 31, 2008, partially fund our 2008 U.S. qualified domestic pension plan contributions, and pay certain exit related fees, including certain secured, administrative or priority claims.  A group of our creditors have committed to backstop the sale of new common stock and, in October 2007, we received fully underwritten commitments, subject to certain conditions, for the exit financing package from the Lenders.  The exit financing consists of a $400 million senior secured asset-based revolving credit facility, a $1.2 billion senior secured term loan facility, and a $400 million senior unsecured bridge facility.  The equity backstop commitment and the Lenders’ commitment expire on February 28, 2008 and February 29, 2008, respectively.

On January 22, 2008, the Lenders informed us they were refusing to provide the exit funding, asserting that there has been an adverse change in the markets since entering into the commitment.  We disagreed with their assertion and, on February 6, 2008, we filed a complaint in the Bankruptcy Court seeking a court order requiring the Lenders to meet their commitment and fund our exit from bankruptcy.  The Bankruptcy Court approved the revised exit financing package on February 26, 2008 finding that the revisions are substantially consistent with the order confirming our Plan.  Accordingly, we are currently scheduled to emerge from Chapter 11 on February 28, 2008.  In the event the Lenders do not fund the exit financing for any other reason, it is not certain that we can extend our DIP credit facility and, if we can extend it, at what cost.

Financial Analysis

We used a combination of cash on-hand and borrowings on debt facilities to fund operating needs, capital expenditures and the acquisition of Flexsys during 2007.  Cash used in continuing operations was $55 million in 2007, an improvement of $132 million from cash used by continuing operations of $187 million in 2006.  The improvement of cash used in continuing operations was primarily attributable to increased operating income, higher accounts payable balances and lower pension plan contributions to our domestic qualified pension plan, partially reduced by higher interest payments related to increased debt levels, higher trade receivable and inventory balances, payments related to the Flexsys acquisition and the receipt of a dividend from Flexsys in 2006.  Cash used in continuing operations was $187 million in 2006 compared to cash used by continuing operations of $39 million in 2005.  The increase in 2006 as compared to 2005 in cash used in continuing operations was primarily attributable to higher pension contributions and increases in working capital items, including a significant increase in trade receivables resulting from higher net sales and an increase in days sales outstanding due to a shift in sales mix within the Integrated Nylon segment.  Partially offsetting these uses was the receipt of a dividend from Flexsys in 2006 as compared to no dividend received in the prior year.

Our working capital, defined as current assets less current liabilities, decreased by $144 million to ($397) million at December 31, 2007, compared to ($253) million at December 31, 2006.  The change was primarily due to an increase in short-term debt, partially offset by the acquisition of Flexsys and higher cash on-hand.

Capital spending increased $45 million to $150 million in 2007 as compared to $105 million in 2006.  The expenditures in 2007 were primarily to fund certain growth initiatives in the Performance Products and Integrated Nylon segments, as well as various capital improvements and certain cost reduction projects.  Specific growth initiatives include the new SAFLEX® plastic interlayer plant in China completed in September 2007, the addition of a third SAFLEX® line in the existing plant located in Ghent, Belgium expected to be completed in 2008, and the continued transformation of the staple carpet lines to plastic polymer lines within Integrated Nylon. Capital spending increased $30 million to $105 million in 2006 as compared to $75 million in 2005.  The expenditures in 2006 were primarily to fund certain strategic initiatives in the Performance Products and Integrated Nylon segments, as well as various capital improvements and certain cost reduction projects. In 2008, we expect capital spending will be approximately $150 million and will focus on growth initiatives including the continued expenditures on the addition of a third SAFLEX® line in the plant in Ghent, Belgium and the continued transformation of staple carpet lines to plastic polymer lines.  Approximately $45 million of estimated capital requirements were committed at December 31, 2007.

As described in Note 4 to the accompanying consolidated financial statements, on May 1, 2007, we acquired Akzo Nobel’s 50 percent stake in Flexsys, the world’s leading supplier of chemicals to the rubber industry.  Contemporaneous with the Flexsys acquisition, Flexsys purchased the Akzo Nobel CRYSTEX® manufacturing operations in Japan for $25 million.  The purchase price was $213 million, subject to debt assumption and certain purchase price adjustments and the cash utilized at acquisition was $115 million.  In accordance with the purchase agreement, subsequent to the acquisition, we funded $27 million to the United Kingdom Defined Benefit Pension Plan.  To partially fund the Flexsys acquisition and in conjunction with the execution of the DIP amendment, we increased our debt facility by $150 million.  In conjunction with the acquisition, the existing Flexsys $200 million term and revolving credit facility was renegotiated and subsequently increased to $225 million in May 2007.

Additionally in 2007, CPFilms purchased certain assets of Acquired Technology, Inc. for $7 million and Flexsys purchased certain assets of Chemetall’s rubber chemicals business for $4 million.  In 2006, we completed the acquisition of Vitro Plan’s 51 percent stake in Solutia Tlaxcala S.A de C.V., formerly known as Quimica M, S.A de C.V. (“Tlaxcala”) with a net cash investment of $16 million.  As a result of this acquisition, we became the sole owner of Tlaxcala and its plastic interlayer plant located in Santo Toribio, Mexico.

We continued to divest certain non-strategic businesses in order to focus resources on core businesses.  The proceeds from these and other asset sales generated $67 million in 2007, $77 million in 2006 and $81 million in 2005.  During 2007, net proceeds primarily consisted of $56 million received from the sale of Dequest.  During 2006, net proceeds were primarily comprised of $69 million received from the pharmaceutical services business divestiture.  During 2005, net proceeds included $76 million received from the Astaris transaction.  Our lenders under the DIP credit facility agreed to waive certain prepayment requirements and allowed us to retain the entire proceeds of the Astaris sale.  In addition, $3 million of proceeds were received in 2005 from the sale of assets associated with the closure of our acrylic fibers business in 2005.

Total debt of $2,000 million as of December 31, 2007, including $659 million subject to compromise and $1,341 million not subject to compromise, increased by $472 million as compared to $1,528 million at December 31, 2006, which included $668 million subject to compromise and $860 million not subject to compromise.  This increase in total debt resulted from $325 million of additional borrowings from our DIP credit facility in January 2007, partially utilized to fund the Flexsys Acquisition, $139 million of debt assumed in conjunction with the Flexsys Acquisition, an increase in the estimated claim amount on the 11.25% Notes due 2009 of $34 million, and $30 million of borrowings on the DIP revolving credit facility to fund mandatory pension payments.  The increase is partially offset by a pay down of $53 million to the DIP credit facility in June 2007 from the proceeds of the Dequest sale.  In addition, the settlement agreement of the synthetic lease on our corporate headquarters decreased total debt by $23 million as the $43 million subject to compromise was settled through the issuance of $20 million of promissory notes as described further in Note 16 to the accompanying consolidated financial statements.

The weighted average interest rate on our total debt outstanding at December 31, 2007 was 7.9 percent compared to 8.4 percent at December 31, 2006.  Excluding debt subject to compromise, with the exception of the 2009 Notes on which the Bankruptcy Court has permitted continued payments of the contractual interest, the weighted average interest rate on total debt was 8.1 percent at December 31, 2007 compared to 8.9 percent at December 31, 2006. The reductions in weighted average rates in 2007 are due to the amendment to the DIP Financing Agreement and debt assumed in conjunction with the acquisition of Flexsys with lower comparable interest rates.  While operating as a debtor-in-possession during the Chapter 11 proceedings, we have ceased paying interest on our 6.72 percent debentures due 2037 and our 7.375 percent debentures due 2027.  The amount of annual contractual interest expense not recorded in each of 2007 and 2006 was approximately $32 million.

As a result of the Chapter 11 bankruptcy filing, we were in default on all of our pre-petition debt agreements classified in Liabilities Subject to Compromise in the Consolidated Statement of Financial Position as of December 31, 2007. In addition, subsequent to our bankruptcy filing, Moody’s Investors Ratings Services and Standard & Poor’s withdrew all ratings for us and our related debt securities that have been classified in Liabilities Subject to Compromise in the Consolidated Statement of Financial Position.

Our shareholders' deficit increased $190 million to $1,595 million at December 31, 2007, compared to a shareholders’ deficit of $1,405 million at December 31, 2006.  Shareholders’ deficit decreased principally due to a net loss of $208 million and a $3 million cumulative adjustment related to the adoption of FIN 48, partially offset by a $21 million decrease in accumulated other comprehensive loss principally related to accumulated currency adjustments.

At December 31, 2007, our total liquidity was $428 million in the form of $152 million of availability under the DIP credit facility, $103 million of availability under the Flexsys Debt Facility and $173 million of cash on-hand, of which $169 million was cash of our subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings.  In comparison, at December 31, 2006 our total liquidity was $245 million in the form of $95 million of availability under the final DIP credit facility and approximately $150 million of cash on-hand, of which $112 million was cash of our subsidiaries that are not parties to the Chapter 11 bankruptcy proceedings.

We contributed $105 million to our U.S. qualified domestic pension plan in 2007 in accordance with IRS funding rules.  According to current IRS funding rules, we will be required to make approximately $50 million in pension contributions to our U.S. qualified pension plan in 2008.  In addition, we contributed $35 million in 2007 to fund our foreign pension plans and expect to be required to make $4 million in pension contributions for our foreign pension plans in 2008.

Amendments to DIP Financing Agreement

We amended our DIP financing facility on January 25, 2007 with Bankruptcy Court approval.  This amendment, among other things, (i) increased the DIP facility from $825 million to $1,225 million; (ii) extended the term of the DIP facility from March 31, 2007 to March 31, 2008; (iii) decreased the interest rate on the term loan component of the DIP facility from LIBOR plus 350 basis points to LIBOR plus 300 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; and (vi) amended certain financial and other covenants.  Of the $1,225 million facility, $150 million was utilized to finance the acquisition of Akzo Nobel’s interest in the 50/50 Flexsys joint venture between us and Akzo Nobel.  The remaining increased availability under the DIP credit facility provides us with additional liquidity for operations and the ability to fund upcoming mandatory pension payments.  The DIP credit facility can be repaid by us at any time without prepayment penalties.

On March 17, 2006, we amended our DIP credit facility with Bankruptcy Court approval.  This amendment, among other things, (i) increased the DIP credit facility from $525 million to $825 million; (ii) extended the term of the DIP credit facility from June 19, 2006 to March 31, 2007; (iii) decreased the interest rate on the term loan component of the DIP credit facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; (vi) allowed refinancing of, and certain amendments to, SESA’s outstanding Euronotes; and (vii) amended certain financial and other covenants.  The amendment contained a number of other changes and other modifications required to make the remaining terms of the DIP credit facility consistent with the amendments set forth above.

Euronotes Refinancing

On July 26, 2006, our indirect 100% owned subsidiary SSI, a subsidiary of SESA, entered into a Facility Agreement guaranteed by SESA and CPFilms Vertriebs GmbH, a subsidiary of SESA.  Closing of the Facility Agreement occurred on August 1, 2006.  SESA used the proceeds of the Facility Agreement to refinance all of the Euronotes on August 1, 2006, at a prepayment premium of 3 percent, as required pursuant to the Euronotes, for a total redemption amount of approximately €215 million, including accrued interest.  The Euronotes were refinanced to reduce the interest rate, extend the term of the indebtedness and facilitate certain dispositions by us, including the sale of our pharmaceutical services business described below.

The Facility Agreement has a five-year term, with a termination date of July 31, 2011 and an adjustable rate structure of EURIBOR plus 275 basis points.  The margin is subject to adjustment upon the occurrence of certain events specified in the Facility Agreement or upon SESA and its subsidiaries attaining certain financial benchmarks.  The Facility Agreement consists of a €160 million term loan and a €40 million term loan.  The €40 million term loan was repaid from the proceeds of the sale of our pharmaceutical services business during the third quarter 2006 (as further described in Note 4 to the accompanying consolidated financial statements).  The Facility Agreement is secured by substantially all of the assets of SESA and its subsidiaries.  The Facility Agreement also contains other customary terms and conditions, including certain financial covenants relating to the performance of SESA and its subsidiaries.

Corporate Headquarters Lease Settlement

In August 2007, we resolved a disputed claim regarding our synthetic lease agreement associated with our corporate headquarters with certain creditors by agreeing to an allowed secured claim of $20 million, representative of their collateral value, and an allowed general unsecured claim of $27 million.  The $20 million secured claim has been settled by the issuance of promissory notes to the creditors.

PENNDOT Letter of Credit

As a result of the favorable ruling in the PENNDOT litigation matter in August 2006, Monsanto released the $20 million letter of credit that we posted to secure a portion of Pharmacia's obligations with respect to an appeal bond issued in relation to this case.

Off-Balance Sheet Arrangements

See Note 22 to the accompanying consolidated financial statements for a summary of off-balance sheet arrangements.

Contingencies

See Note 22 to the accompanying consolidated financial statements for a summary of our contingencies as of December 31, 2007.

Commitments

We have entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements.  In return, the customers have advanced funds to us to cover the costs of expanding capacity to provide the guaranteed supply.  We have recorded the advances as deferred credits and amortize the amounts to income as the customers purchase the associated products.  The unamortized deferred credits were $61 million at December 31, 2007 and $91 million at December 31, 2006.

Our obligations and those of Solutia Business Enterprises, Inc., as borrowers under Solutia’s DIP credit facility, are guaranteed by our other domestic subsidiaries which own substantially all of our domestic assets.  These subsidiaries are Axio Research Corporation, Beamer Road Management Company, CPFilms Inc., Monchem, Inc., Monchem International,

Inc., Solutia Greater China, Inc., Solutia Inter-America, Inc., Solutia International Holding, LLC, Solutia Investments, LLC, Solutia Management Company, Inc., Solutia Overseas, Inc., Solutia Systems, Inc. and Solutia Taiwan, Inc.  The obligations also must be guaranteed by each of our subsequently acquired or organized domestic subsidiaries, subject to certain exceptions.  In addition, Solutia and Solutia Business Enterprises, Inc. are jointly and severally liable with respect to their obligations under the final DIP credit facility, thus in effect each guaranteeing the other’s debt.

The following table summarizes our contractual obligations and commercial commitments that are not subject to compromise as of December 31, 2007.  Payments associated with liabilities subject to compromise have been excluded from the table below, as we cannot accurately forecast our future level and timing of spending given the inherent uncertainties associated with the ongoing Chapter 11 bankruptcy process.  See Note 3 to the accompanying consolidated financial statements for further disclosure concerning liabilities subject to compromise.

	Obligations Due by Period (Dollars in Millions)
Contractual Obligations	Total	2008	2009	2010	2011-2012	2013 and thereafter
DIP credit facility	$951	$951	$--	$--	$--	$--
Interest Payments Related to DIP credit facility (a)	19	19	--	--	--	--
Other Short-Term Debt	15	15	--	--	--	--
Long-Term Debt, including current portion	375	16	16	16	311	16
Interest Payments Related to Long-Term Debt	88	23	22	21	16	6
Operating Leases	18	7	5	3	3	--
Unconditional Purchase Obligations	248	114	48	41	43	2
Standby Letters of Credit (b)	76	75	--	--	1	--
Postretirement Obligations(c)	53	5	6	6	11	25
Environmental Remediation	78	14	17	13	12	22
Other Commercial Commitments(d)	61	6	4	4	8	39
Uncertain Tax Positions (e)	1	1	--	--	--	--
Total Contractual Obligations	$1,979	$1,246	$118	$104	$405	$106

(a)	The $19 million of interest payments related to the DIP credit facility assumes the maturity of the current DIP credit facility on March 31, 2008.
(b)	Standby letters of credit contractually expiring in 2008 are generally anticipated to be renewed or extended by extensions with existing standby letters of credit providers.
(c)
Represents estimated future minimum funding requirements for funded pension plans classified as not subject to compromise and estimated future benefit payments for unfunded pension and other postretirement plans classified as not subject to compromise.

(d)	Other commercial commitments represent agreements with our customers to supply a guaranteed quantity of certain products annually at prices specified in the underlying agreements.
(e)
In addition to the $1 million reported in the 2008 column and classified as a current liability, we have $49 million recorded in Other Liabilities on the Consolidated Statement of Financial Position for which it is not reasonably possible to predict when it may be paid.

Recently Issued Accounting Standards

See Note 2 to the accompanying consolidated financial statements for a summary of recently issued accounting standards.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL SECTION - TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Solutia Inc.:

We have audited the accompanying consolidated statements of financial position of Solutia Inc. and subsidiaries (Debtor-In-Possession) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

As described in Management’s Report, management excluded from its assessment the internal control over financial reporting at Flexsys, which was acquired on May 1, 2007, and whose consolidated financial statements constitute 22% of total assets, 13% of net revenues, and $39 million of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007.  Accordingly, our audit did not include the internal control over financial reporting at Flexsys.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solutia Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings.  In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital, and shareholders’ deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements.  The consolidated financial statements do no include adjustments that might result from the outcome of this uncertainty.

As discussed in Note 15 and Note 6, respectively, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and FASB Staff Position AUG AIR-1, Accounting For Planned Major Maintenance Activities, effective January 1, 2007.  As discussed in Note 18 and Note 14, respectively, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and FASB Interpretation No. 47, Accounting for Conditional Retirement Obligations — an interpretation of FASB Statement No. 143, effective December 31, 2006 and December 31, 2005, respectively.

St. Louis, MO
February 27, 2008

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Net Sales	$3,535	$2,795	$2,645
Cost of goods sold	3,046	2,435	2,341
Gross Profit	489	360	304
Marketing expenses	140	131	130
Administrative expenses	112	97	92
Technological expenses	45	44	44
Amortization of intangible assets	2	1	1
Operating Income	190	87	37
Equity earnings from affiliates	12	38	96
Interest expense (a)	(134)	(100)	(79)
Other income, net	34	16	8
Loss on debt modification	(7)	(8)	--
Reorganization items, net	(298)	(71)	(49)
Income (Loss) from Continuing Operations Before Income Tax Expense	(203)	(38)	13
Income tax expense	19	18	10
Income (Loss) from Continuing Operations	(222)	(56)	3
Income from Discontinued Operations, net of tax	14	58	8
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(208)	2	11
Cumulative Effect of Change in Accounting Principle, net of tax	--	--	(3)
Net Income (Loss)	$(208)	$2	$8

Basic and Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations	$(2.12)	$(0.54)	$0.03
Net Income (Loss)	$(1.99)	$0.02	$0.08

Basic and Diluted Weighted Average Shares Outstanding	104.5	104.5	104.5

(a)	Interest expense excludes unrecorded contractual interest expense of $32 in 2007, 2006 and 2005.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Year Ended December 31,
	2007	2006	2005

Net Income (Loss)	$(208)	$2	$8
Other Comprehensive Income (Loss):
Currency translation adjustments	30	(12)	(11)
Net unrealized gain (loss) on derivative instruments	--	1	(1)
Amortization of prior service gain	(17)	--	--
Actuarial loss arising during the year, net of tax of $(1) in 2007	(8)	--	--
Amortization of actuarial loss, net of tax of $1 in 2007	16	--	--
Minimum pension liability adjustments, net of tax of $4 in 2006 and $(2) in 2005	--	24	(6)
Comprehensive Income (Loss)	$(187)	$15	$(10)

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
	As of December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$173	$150
Trade receivables, net of allowances of $4 in 2007 and $7 in 2006	448	271
Miscellaneous receivables	133	104
Inventories	417	263
Prepaid expenses and other assets	53	33
Assets of discontinued operations	7	42
Total Current Assets	1,231	863
Property, Plant and Equipment, net of accumulated depreciation of $2,699 in 2007 and $2,518 in 2006	1,052	784
Investments in Affiliates	1	193
Goodwill	149	89
Identified Intangible Assets, net	58	31
Other Assets	149	99
Total Assets	$2,640	$2,059

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$343	$218
Accrued liabilities	296	233
Short-term debt, including current portion of long-term debt	982	650
Liabilities of discontinued operations	6	15
Total Current Liabilities	1,627	1,116
Long-Term Debt	359	210
Other Liabilities	327	289
Total Liabilities not Subject to Compromise	2,313	1,615

Liabilities Subject to Compromise	1,922	1,849

Shareholders’ Deficit:
Common stock (authorized, 600,000,000 shares, par value $0.01)
Issued: 118,400,635 shares in 2007 and 2006	1	1
Additional contributed capital	56	56
Treasury stock, at cost (13,941,057 shares in 2007 and 2006)	(251)	(251)
Net deficiency of assets at spinoff	(113)	(113)
Accumulated other comprehensive income (loss)	(46)	(67)
Accumulated deficit	(1,242)	(1,031)
Total Shareholders’ Deficit	(1,595)	(1,405)
Total Liabilities and Shareholders’ Deficit	$2,640	$2,059

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
	Year Ended December 31,
	2007	2006	2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net income (loss)	$(208)	$2	$8
Adjustments to reconcile to Cash From Continuing Operations:
Cumulative effect of change in accounting principle, net of tax	--	--	3
Income from discontinued operations, net of tax	(14)	(58)	(8)
Depreciation and amortization	116	109	109
Amortization of deferred credits	(9)	(9)	(9)
Deferred income taxes	(13)	4	8
Equity earnings from affiliates	(12)	(38)	(46)
Gain on sale of Astaris assets	--	--	(50)
Gain on sale of other assets	(10)	--	--
Restructuring expenses and other charges	13	5	15
Other, net	--	(1)	(3)
Changes in assets and liabilities, net of acquisitions and divestitures:
Income taxes payable	14	4	(17)
Trade receivables	(70)	(41)	31
Inventories	(48)	(15)	(32)
Accounts payable	72	15	20
Other assets and liabilities	38	143	(57)
Liabilities subject to compromise:
Pension plan liabilities	(81)	(196)	56
Other postretirement benefits liabilities	(55)	(102)	(48)
Other liabilities subject to compromise	212	(9)	(19)
Cash Used in Operations—Continuing Operations	(55)	(187)	(39)
Cash Provided by Operations—Discontinued Operations	4	3	15
Cash Used in Operations	(51)	(184)	(24)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(150)	(105)	(75)
Acquisition and investment payments	(131)	(16)	--
Restricted cash	4	--	--
Investment proceeds and property disposals	18	5	81
Cash Provided by (Used in) Investing Activities—Continuing Operations	(259)	(116)	6
Cash Provided by (Used in) Investing Activities—Discontinued Operations	54	68	(6)
Cash Used in Investing Activities	(205)	(48)	--

FINANCING ACTIVITIES:
Net change in multi-currency lines of credit	14	--	--
Proceeds from short-term debt obligations	325	350	--
Reductions in short-term debt obligations	(53)	--	--
Proceeds from long-term debt obligations	75	--	--
Reductions in long-term debt obligations	(4)	(51)	--
Net change in revolving credit facilities	(61)	--	--
Net change in cash collateralized letters of credit	--	--	17
Debt issuance costs	(7)	(9)	--
Deferred debt issuance costs	(4)	(8)	(1)
Other, net	(6)	(7)	--
Cash Provided by Financing Activities—Continuing Operations	279	275	16

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23	43	(8)

CASH AND CASH EQUIVALENTS:
Beginning of year	150	107	115
End of year	$173	$150	$107

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Dollars in millions)

	Year Ended December 31,
	2007	2006	2005
COMMON STOCK:
Balance, January 1	$1	$1	$1
Balance, December 31	$1	$1	$1

ADDITIONAL CONTRIBUTED CAPITAL:
Balance, January 1	$56	$56	$56
Balance, December 31	$56	$56	$56

NET DEFICIENCY OF ASSETS AT SPINOFF:
Balance, January 1	$(113)	$(113)	$(113)
Balance, December 31	$(113)	$(113)	$(113)

TREASURY STOCK:
Balance, January 1	$(251)	$(251)	$(251)
Balance, December 31	$(251)	$(251)	$(251)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
ACCUMULATED CURRENCY ADJUSTMENT:
Balance, January 1	$28	$40	$51
Accumulated currency adjustments	36	(12)	(11)
Balance, December 31	$64	$28	$40
PENSION AND OTHER POSTRETIREMENT ITEMS:
Balance, January 1	$(95)	$(132)	$(126)
Minimum pension liability adjustments	--	24	(6)
Incremental effect of adopting SFAS No. 158	--	13	--
Amortization of prior service gain	(17)	--	--
Actuarial loss arising during the year	(8)	--	--
Amortization of actuarial loss	16	--	--
Currency translation adjustment	(6)	--	--
Balance, December 31	$(110)	$(95)	$(132)
DERIVATIVE INSTRUMENTS:
Balance, January 1	$--	$(1)	$--
Net unrealized gains (losses) on derivative instruments	--	1	(1)
Balance, December 31	$--	$--	$(1)
Balance, December 31	$(46)	$(67)	$(93)

ACCUMULATED DEFICIT:
Balance, January 1	$(1,031)	$(1,033)	$(1,041)
Effect of adopting FIN 48	(3)	--	--
Net income (loss)	(208)	2	8
Balance, December 31	$(1,242)	$(1,031)	$(1,033)

TOTAL SHAREHOLDERS’ DEFICIT	$(1,595)	$(1,405)	$(1,433)

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

1. Nature of Operations and Bankruptcy Proceedings

Nature of Operations

Solutia Inc., together with its subsidiaries (referred to herein as “Solutia” or the “Company”), is a global manufacturer and marketer of a variety of high-performance chemical-based materials.  Solutia is a world leader in performance films for laminated safety glass and after-market applications; chemicals for the rubber industry; specialty products such as heat transfer fluids and aviation hydraulic fluids; and an integrated family of nylon products including high-performance polymers and fibers.

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

Bankruptcy Proceedings

Overview

On December 17, 2003, Solutia Inc. and its 14 U.S. subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Cases") in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").  The cases were consolidated for the purpose of joint administration and were assigned case number 03-17949 (PCB).  Solutia’s subsidiaries outside the United States were not included in the Chapter 11 filing.  The filing was made to restructure Solutia’s balance sheet, to streamline operations and to reduce costs, in order to allow Solutia to emerge from Chapter 11 as a viable going concern.  The filing also was made to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the "Legacy Liabilities") and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff.  These factors, combined with the weakened state of the chemical manufacturing sector, general economic conditions and continuing high, volatile energy and crude oil costs were an obstacle to Solutia's financial stability and success.

Under Chapter 11, Solutia is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants.  Since the Chapter 11 filing, orders sufficient to enable Solutia to conduct normal business activities, including the approval of Solutia’s DIP financing, have been entered by the Bankruptcy Court.  While Solutia is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the Bankruptcy Court.

On January 16, 2004, pursuant to authorization from the Bankruptcy Court, Solutia entered into a DIP credit facility.  This DIP credit facility has subsequently been amended from time to time, with Bankruptcy Court approval.  The DIP credit facility, as amended, consists of: (a) a $975 fully-drawn term loan; and (b) a $250 borrowing-based revolving credit facility, which includes a $150 letter of credit subfacility.  The DIP credit facility matures on March 31, 2008.

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

The Disclosure Statement contains a description of the events that led up to the Debtors’ bankruptcy filing, the actions the Debtors’ have taken to improve their financial situation while in bankruptcy, a current description of the Debtors’ businesses and a summary of the classification and treatment of allowed claims and equity interests under the Plan.  The Disclosure Statement was sent to Solutia’s creditors and equity interest holders who approved the Plan.  On November 29, 2007 the Bankruptcy Court entered an order confirming the Plan.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Set forth below is a brief description of certain terms of the Plan and are qualified in their entirety by reference to the Plan and Disclosure Statement.

Under the Plan, Solutia will emerge from bankruptcy as an independent publicly-held company (“reorganized Solutia”).  The Plan provides for a re-allocation of Legacy Liabilities between Solutia and Monsanto, and an underlying settlement with the Official Committee of Retirees, the terms of which are set forth in the Monsanto Settlement Agreement and the Retiree Settlement Agreement, which have been filed with the Bankruptcy Court.

The Plan contemplates the completion of two rights offerings to raise new equity capital: (1) $250 of new common stock will be sold to the noteholders and general unsecured creditors (“Creditor Rights Offering”) and (2) $175 or 17 percent of new common stock will be sold pursuant to another rights offering to holders of at least 11 shares of common stock (“Equity Rights Offering”).  The $250 generated as a result of the Creditor Rights Offering will be used as follows: $175 will be set aside in a Voluntary Employees’ Beneficiary Association (VEBA) Retiree Trust to fund the retiree welfare benefits for those pre-spin retirees who receive these benefits from Solutia; and Solutia will use $75 to pay for other Legacy Liabilities being retained by the Company.  A group of Solutia’s creditors has committed to backstop the Creditor Rights Offering.  The $175 generated as a result of the Equity Rights Offering will be paid to Monsanto in connection with the settlement of its claims.  Any portion of the 17 percent of the new common stock that is not purchased by current equity holders will be distributed to Monsanto.

Under the Plan, current equity holders that own at least 175 shares of Solutia common stock will receive their pro rata share of 1 percent of the new common stock and current equity holders that own at least 11 shares of Solutia common stock will receive additional rights as described above.  Additionally, current equity security holders will have the following rights:  i) holders who own at least 24 shares of Solutia common stock will receive their pro rata share of five-year warrants to purchase 7.5 percent of the new common stock; and ii) holders who own at least 107 shares of Solutia common stock will receive the right to participate in a buy out for cash of general unsecured claims of less than $100 thousand but more than $2.5 thousand for an amount equal to 52.35 percent of the allowed amount of such claims, subject to election of each general unsecured creditor to sell their claim.

Distributions provided creditors and equity holders are set forth in the Plan and Disclosure Statement which have been filed with the Securities & Exchange Commission as exhibits to Form 8-K, dated October 22, 2007.

On November 21, 2007, the Bankruptcy Court entered its Order approving Solutia's entry into the Exit Financing Facility Commitment Letter dated October 25, 2007 by and between Solutia, Citigroup Global Markets Inc., Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc. (collectively, “the Lenders”).  Under the Exit Financing Facility Commitment Letter and subject to the conditions contained therein, the Lenders are obligated to provide Solutia with $2.0 billion in financing (collectively, the “Exit Financing Facility”), including (a) a $400 senior secured asset-based revolving credit facility, (b) a $1.2 billion senior secured term loan facility and (c) if Solutia is unable to issue $400 senior unsecured notes by the closing of the Exit Financing Facility, a $400 senior unsecured bridge facility.

On January 22, 2008, the Lenders informed Solutia they were refusing to provide the exit funding, asserting that there has been an adverse change in the markets since entering into the commitment.  Solutia disagreed with their assertion and, on February 6, 2008, Solutia filed a complaint in the Bankruptcy Court seeking a court order requiring the Lenders to meet their commitment and fund Solutia’s exit from bankruptcy.  Trial on this matter began, February 21, 2008.  On February 25, 2008 and before the trial concluded, Solutia reached an agreement with the Lenders on the terms of a revised exit financing package, subject to Bankruptcy Court approval.  The Bankruptcy Court approved the revised exit financing package on February 26, 2008 finding that the revisions are substantially consistent with the order confirming the Plan.  Accordingly, Solutia is currently scheduled to emerge from Chapter 11 on February 28, 2008.  In the event the Lenders do not fund the exit financing for any other reason, it is not certain that Solutia can extend its DIP credit facility, and if Solutia can extend it, at what cost.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Going Concern

Solutia is currently operating under Chapter 11 of the U.S. Bankruptcy Code and continuation of Solutia as a going concern is contingent upon, among other things, Solutia’s ability to (i) comply with the terms and conditions of its DIP financing; (ii) implement the confirmed plan of reorganization; (iii) return to profitability; (iv) generate sufficient cash flow from operations; and (v) obtain financing sources to meet Solutia’s future obligations.  These matters create substantial doubt about Solutia’s ability to continue as a going concern.  The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, the confirmed plan of reorganization will materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11 bankruptcy.

Consolidating Financial Statements

Consolidating financial statements for Solutia and subsidiaries in reorganization and subsidiaries not in reorganization as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are presented below.  These consolidating financial statements include investments in subsidiaries carried under the equity method.

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2007

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated

Net Sales	$2,577	$1,649	$(691)	$3,535
Cost of goods sold	2,319	1,432	(705)	3,046
Gross Profit	258	217	14	489

Marketing, administrative and technological expenses	200	97	--	297
Amortization of intangible assets	--	2	--	2
Operating Income	58	118	14	190

Equity earnings (loss) from affiliates	73	(1)	(60)	12
Interest expense	(114)	(20)	--	(134)
Other income, net	71	23	(60)	34
Loss on debt modification	(7)	--	--	(7)
Reorganization items, net	(298)	--	--	(298)
Income (Loss) from Continuing Operations Before Income Tax Expense	(217)	120	(106)	(203)
Income tax expense	1	19	(1)	19
Income (Loss) from Continuing Operations	(218)	101	(105)	(222)
Income from discontinued operations, net of tax	10	4	--	14
Net Income (Loss)	$(208)	$105	$(105)	$(208)

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2006

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated

Net Sales	$2,360	$893	$(458)	$2,795
Cost of goods sold	2,143	773	(481)	2,435
Gross Profit	217	120	23	360

Marketing, administrative and technological expenses	214	58	--	272
Amortization of intangible assets	1	1	(1)	1
Operating Income	2	61	24	87

Equity earnings (loss) from affiliates	129	(7)	(84)	38
Interest expense	(79)	(21)	--	(100)
Other income, net	35	7	(26)	16
Loss on debt modification	(8)	--	--	(8)
Reorganization items, net	(70)	(1)	--	(71)
Income (Loss) from Continuing Operations Before Income Tax Expense	9	39	(86)	(38)
Income tax expense	8	11	(1)	18
Income (Loss) from Continuing Operations	1	28	(85)	(56)
Income from discontinued operations, net of tax	1	58	(1)	58
Net Income	$2	$86	$(86)	$2

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2005

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated

Net Sales	$2,236	$810	$(401)	$2,645
Cost of goods sold	2,079	690	(428)	2,341
Gross Profit	157	120	27	304

Marketing, administrative and technological expenses	210	56	--	266
Amortization of intangible assets	1	--	--	1
Operating Income (Loss)	(54)	64	27	37

Equity earnings (loss) from affiliates	150	(6)	(48)	96
Interest expense	(56)	(23)	--	(79)
Other income, net	22	11	(25)	8
Reorganization items, net	(44)	(5)	--	(49)
Income from Continuing Operations Before IncomeTax Expense	18	41	(46)	13
Income tax expense	4	6	--	10
Income from Continuing Operations	14	35	(46)	3
Income (Loss) from discontinued operations, net of tax	(5)	13	--	8
Income Before Cumulative Effect of Change inAccounting Principle	9	48	(46)	11
Cumulative effect of change in accounting principle, net of tax	(1)	(2)	--	(3)
Net Income	$8	$46	$(46)	$8

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Balance Sheet as of December 31, 2007

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated
Assets
Current assets	$536	$821	$(126)	$1,231
Property, plant and equipment, net	663	389	--	1,052
Investment in subsidiaries and affiliates	667	214	(880)	1
Goodwill and identified intangible assets, net	106	75	26	207
Other assets	69	80	--	149
Total Assets	$2,041	$1,579	$(980)	$2,640

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities	$1,383	$336	$(92)	$1,627
Long-term debt	19	340	--	359
Other liabilities	193	241	(107)	327
Total Liabilities not Subject to Compromise	1,595	917	(199)	2,313

Liabilities Subject to Compromise	2,041	--	(119)	1,922

Total Shareholders’ Equity (Deficit)	(1,595)	662	(662)	(1,595)

Total Liabilities and Shareholders’ Equity (Deficit)	$2,041	$1,579	$(980)	$2,640

Condensed Consolidating Balance Sheet as of December 31, 2006

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated
Assets
Current assets	$502	$446	$(85)	$863
Property, plant and equipment, net	660	124	--	784
Investment in subsidiaries and affiliates	448	217	(472)	193
Goodwill and identified intangible assets, net	100	20	--	120
Other assets	57	42	--	99
Total Assets	$1,767	$849	$(557)	$2,059

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities	$1,011	$169	$(64)	$1,116
Long-term debt	--	210	--	210
Other liabilities	198	91	--	289
Total Liabilities not Subject to Compromise	1,209	470	(64)	1,615

Liabilities Subject to Compromise	1,963	--	(114)	1,849

Total Shareholders’ Equity (Deficit)	(1,405)	379	(379)	(1,405)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,767	$849	$(557)	$2,059

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated
Net cash provided by (used in) operating activities	$(144)	$93	$--	$(51)
Net cash used in investing activities	(44)	(161)	--	(205)
Net cash provided by financing activities	154	125	--	279

Net increase (decrease) in cash and cash equivalents	(34)	57	--	23

Cash and cash equivalents:
Beginning of year	38	112	--	150
End of year	$4	$169	$--	$173
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated
Net cash provided by (used in) operating activities	$(241)	$57	$--	$(184)
Net cash provided by (used in) investing activities	(90)	42	--	(48)
Net cash provided by (used in) financing activities	351	(76)	--	275

Net increase in cash and cash equivalents	20	23	--	43

Cash and cash equivalents:
Beginning of year	18	89	--	107
End of year	$38	$112	$--	$150

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005

	Solutia and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Solutia and Subsidiaries Consolidated
Net cash provided by (used in) operating activities	$(87)	$63	$--	$(24)
Net cash provided by (used in) investing activities	20	(20)	--	--
Net cash provided by (used in) financing activities	35	(19)	--	16

Net increase (decrease) in cash and cash equivalents	(32)	24	--	(8)

Cash and cash equivalents:
Beginning of year	50	65	--	115
End of year	$18	$89	$--	$107

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

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Basis of Consolidation

The consolidated financial statements include the accounts of Solutia and its majority-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  Companies in which Solutia has a significant interest but not a controlling interest are accounted for under the equity method of accounting and included in Investments in Affiliates in the Consolidated Statement of Financial Position.  Solutia’s proportionate share of these companies’ net earnings or losses is reflected in Equity Earnings from Affiliates in the Consolidated Statement of Operations.  In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, as amended, variable interest entities in which Solutia is the primary beneficiary are consolidated within the consolidated financial statements.

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

Inventory Valuation

Inventories are stated at cost or market, whichever is less.  Actual cost is used to value raw materials and supplies. Standard cost, when it approximates actual cost, is used to value finished goods and goods in process.  Variances, exclusive of unusual volume and operating performance, are capitalized into inventory when material. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity.  The cost of inventories in the United States, excluding supplies and the inventories of the CPFilms and Rubber Chemicals operations (66 percent and 74 percent as of December 31, 2007, and 2006, respectively) is determined by the last-in, first-out ("LIFO") method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods.  The cost of inventories of the CPFilms and Rubber Chemicals operations and outside the United States, as well as supplies inventories in the United States, is determined by the first-in, first-out ("FIFO") method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  The cost of plant and equipment is depreciated over 5 to 35 years for buildings and improvements and 3 to 15 years for machinery and equipment, by the straight-line method.  Periodically, Solutia conducts a complete shutdown of certain manufacturing units (“turnaround”) to perform necessary inspections, repairs and maintenance.  Costs associated with significant turnarounds, which include estimated costs for material, labor, supplies and contractor assistance, are deferred and amortized ratably during the period between each planned activity, which generally occurs every 2 to 3 years.

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

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Impairment of Long-Lived Assets

Impairment tests of long-lived assets are made when conditions indicate the carrying amount may not be recoverable.  Impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset.  If an impairment is indicated, the asset value is written down to its fair value based upon market prices or, if not available, upon discounted cash value, at an appropriate discount rate.

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

Self-Insurance and Insurance Recoveries

Solutia maintains self-insurance reserves to reflect its estimate of uninsured losses.  Self-insured losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry, Solutia’s historical experience and certain case specific reserves as required, including estimated legal costs.  The maximum extent of the self-insurance provided by Solutia is dependent upon a number of factors including the facts and circumstances of individual cases and the terms and conditions of the commercial policies.  Solutia has purchased commercial insurance in order to reduce its exposure to workers’ compensation, product, general, automobile and property liability claims.  Policies for periods prior to the spinoff are shared with Pharmacia.  This insurance has varying policy limits and deductibles.

Insurance recoveries are estimated in consideration of expected losses, coverage limits and policy deductibles.  When recovery from an insurance policy is considered probable, a receivable is recorded.

Revenue Recognition

Solutia’s primary revenue-earning activities involve producing and delivering goods.  Revenues are considered to be earned when Solutia has completed the process by which it is entitled to such revenues.  The following criteria are used for revenue recognition: persuasive evidence that an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.

Allowance for Doubtful Accounts

The provisions for losses on uncollectible trade receivables are determined primarily on the basis of past collection experience applied to ongoing evaluations of Solutia’s receivables and evaluations of the risks of uncollectibility.

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

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended, all derivatives, whether designated for hedging relationships or not, are recognized in the Consolidated Statement of Financial Position at their fair value.

Currency forward and option contracts are used to manage currency exposures for financial instruments denominated in currencies other than the entity’s functional currency. Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be included in Other Income, net in the Consolidated Statement of Operations.

Interest rate swaps are used to manage interest rate exposures on variable rate debt instruments.  Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the swaps to market to be included in Interest Expense in the Consolidated Statement of Operations.

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

Income Taxes

Solutia accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates.  Solutia determines the appropriateness of valuation allowances in accordance with the “more likely than not” recognition criteria outlined in SFAS No. 109, Accounting for Income Taxes.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), Solutia recognizes tax positions in the Consolidated Statement of Financial Position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts.  Accrued interest and penalties related to unrecognized tax benefits are included in Income Tax Expense in the Consolidated Statement of Operations.

Currency Translation

The local currency has been used as the functional currency for nearly all worldwide locations.  The financial statements for most of Solutia’s ex-U.S. operations are translated into U.S. dollars at current or average exchange rates.  Unrealized currency translation adjustments are included in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position.

Earnings (Loss) per Share

Basic earnings (loss) per share is a measure of operating performance that assumes no dilution from securities or contracts to issue common stock.  Diluted earnings (loss) per share is a measure of operating performance by giving effect to the dilution that would occur if securities or contracts to issue common stock were exercised or converted.

Stock Option Plans

As of January 1, 2006, Solutia adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method, which requires measurement of compensation cost for all stock−based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black−Scholes valuation model, which is consistent with valuation techniques

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock−Based Compensation—Transition and Disclosure.  Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  Additionally, Solutia’s existing shares of common stock, as well as options and warrants to purchase its common stock will be cancelled upon our emergence from Chapter 11.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.  Solutia is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”).  SFAS No. 141(R) changed certain accounting guidance for business combinations.  SFAS No. 141(R) requires, among other things; (i) All business combinations will result in all assets and liabilities being recorded at their fair values, with limited exceptions, (ii) Certain acquired contingencies will be recorded at fair value at the acquisition date with subsequent changes in valuation recorded in earnings, (iii) Acquisition costs will generally be expensed as incurred, (iv) Restructuring costs will generally be expensed in periods after the acquisition date, and (v) Fair value of the purchase price, including the issuance of equity securities, will be determined on the acquisition date.   The provisions of SFAS No. 141(R) applies prospectively to business combinations in which the acquisition date is in fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  The impact on Solutia will be dependent upon acquisitions after adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  Solutia is currently evaluating the impact of SFAS No. 160 on the consolidated financial statements.

3. Liabilities Subject to Compromise and Reorganization Items, net

Liabilities Subject to Compromise

Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against Solutia in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while Solutia continues business operations as debtor-in-possession. These estimated claims are reflected in the Consolidated Statement of Financial Position as Liabilities Subject to Compromise as of December 31, 2007 and 2006 and are summarized in the table below.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations with claimants, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, reconciliation of proofs of claim or other events.

Solutia has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including (i) certain pre-petition compensation to employees and employee-equivalent independent contractors; (ii) business expenses of employees; (iii) obligations under employee benefit plans; (iv) employee payroll deductions and withholdings; (v) costs and expenses incident to the foregoing payments (including payroll-related taxes and processing costs); (vi) certain pre-petition workers' compensation claims, premiums and related expenses; (vii) certain pre-petition trust fund and franchise taxes; (viii) pre-petition claims of certain contractors, freight carriers, processors, customs brokers and related parties; (ix) customer accommodation programs; and (x) pre-petition claims of critical vendors in the ordinary course of business.  Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of December 31, 2007 and 2006, as applicable.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

The amounts subject to compromise consisted of the following items:

	December 31,
	2007	2006
Postretirement benefits (a)	$664	$800
Litigation reserves (b)	106	111
Accounts payable (c)	102	116
Environmental reserves (d)	80	81
Other miscellaneous liabilities (e)	311	73

6.72% debentures due 2037 (f)	150	150
7.375% debentures due 2027 (f)	300	300
11.25% notes due 2009 (g)	223	223
Other (h)	--	43
	673	716
Unamortized debt discount and debt issuance costs	(14)	(48)
Total Debt Subject to Compromise	659	668

Total Liabilities Subject to Compromise	$1,922	$1,849

(a)
Postretirement benefits include Solutia’s domestic (i) qualified pension plan of $224 and $305 as of December 31, 2007 and December 31, 2006, respectively; (ii) non-qualified pension plan of $19 as of both December 31, 2007 and 2006; and (iii) other postretirement benefits of $421 and $476 as of December 31, 2007 and December 31, 2006, respectively. Pursuant to a Bankruptcy Court order, Solutia made payments with respect to other postretirement obligations of $76 and $96 in 2007 and 2006, respectively.  Solutia also made contributions of $105 to its qualified pension plan pursuant to IRS funding requirements in 2007.

(b)
An automatic stay has been imposed against the commencement or continuation of legal proceedings against Solutia outside of the Bankruptcy Court process.  Consequently, Solutia’s accrued liability with respect to pre-petition legal proceedings has been classified as subject to compromise as of December 31, 2007 and 2006.  Pursuant to a Bankruptcy Court order, Solutia made a scheduled payment of $5 in 2007 with respect to the Anniston litigation settlement reached in 2003.

(c)	Pursuant to Bankruptcy Court orders, Solutia settled certain accounts payable liabilities subject to compromise in 2007.
(d)
Represents remediation obligations related primarily to properties that are not owned or operated by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations.  See Note 22 for further disclosure with respect to ongoing legal proceedings concerning environmental liabilities subject to compromise.

(e)
Other miscellaneous liabilities are comprised of estimated allowed claims for certain creditors in the Chapter 11 proceedings.  In advance of and in association with Plan confirmation, certain settlements on disputed energy sourcing contracts, the Company's headquarters building lease, the resolution of legacy liabilities and other vender contractual agreements were reached in 2007.  Where necessary, the Company has adjusted the estimated allowed claim value to reflect the terms of these settlement contracts.

(f)
While operating during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on its 6.72% debentures due 2037 and its 7.375% debentures due 2027.  The amount of annual contractual interest expense not recorded was approximately $32 in both 2007 and 2006.

(g)
Pursuant to a Bankruptcy Court order, Solutia is required to continue payments of the contractual interest on its 11.25% notes due 2009 as a form of adequate protection under the U.S. Bankruptcy Code until emergence from Chapter 11.  The amount of annual contractual interest paid with respect to these notes was approximately $25 for both years ended December 31, 2007 and 2006, and the accrued interest related to these notes was included in Accrued Liabilities classified as not subject to compromise as of December 31, 2007 and 2006.

(h)
Represents the debt obligation incurred upon the consolidation of the assets and liabilities of a synthetic lease structure consolidated as part of the adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.  During the third quarter 2007, Solutia resolved a disputed claim regarding its synthetic lease arrangement with respect to Solutia’s corporate headquarters building and obtained Bankruptcy Court approval of the agreement.  See Note 13 for further disclosure with respect to this settlement.

Reorganization Items, net

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain or loss that are realized or incurred by Solutia because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Reorganization items, net consisted of the following items:
	Year Ended December 31,
	2007	2006	2005

Professional fees (a)	$67	$58	$49
Severance and employee retention costs (b)	9	4	12
Adjustments to allowed claim amounts (c)	224	(2)	10
Settlement of pre-petition claims (d)	(2)	--	(31)
Other	--	11	9
Total Reorganization Items, net	$298	$71	$49

(a)	Professional fees for services provided by debtor and creditor professionals directly related to Solutia’s reorganization proceedings.
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

4.  Acquisitions and Divestitures

Acquisition – Rubber Chemicals Business

On May 1, 2007, Solutia purchased Akzo Nobel’s 50 percent interest in the Flexsys joint venture (“Flexsys”) simultaneous with Flexsys’ purchase of Akzo Nobel’s CRYSTEX® manufacturing operations in Japan for $25.  Under the terms of the purchase agreement, Solutia purchased Akzo Nobel’s interest in Flexsys for $213.  The purchase was settled by cash payment of $115 plus the debt assumption by Solutia of Akzo Nobel’s pro-rata share of the projected Flexsys pension liability and the outstanding balance on the existing term and revolving credit facility.   As a result of the acquisition, Solutia eliminated the investment in Flexsys in Investments in Affiliates on the Consolidated Statement of Financial Position.  Subsequent to the acquisition, Solutia reduced the projected pension liability via the payment of $27 to the United Kingdom Defined Benefit Pension Plan, which was classified as cash used in operating activities in the Consolidated Statement of Cash Flows.

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

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair value on a step-up accounting basis as Solutia previously owned 50% of Flexsys.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

May 1, 2007
Assets:
Trade receivables	$53
Miscellaneous receivables	18
Inventories	57
Prepaid expenses and other assets	6
Property, plant and equipment, net	95
Identified intangible assets	18
Other assets	13
Total assets acquired	$260

Liabilities:
Accounts payable	$22
Accrued liabilities	29
Long-term debt	66
Other liabilities	28
Total liabilities assumed	$145

As of the acquisition date, management began to assess and formulate plans to integrate Flexsys.  The activities have been accounted for in accordance with Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF No. 95-3).  See Note 7 for restructuring charges recognized in Accrued Liabilities and Other Liabilities as part of the purchase price allocation above and charges utilized during the year ended December 31, 2007.

The following table presents the weighted average life in years and the gross carrying value of the identifiable intangible assets included in Identified Intangible Assets, net within the Consolidated Statement of Financial Position on May 1, 2007:

	Weighted Average Life	Carrying Value
Technology	25	$18
Trade names	25	2
Patents	10	2
Total identifiable intangible assets		$22

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

	2007	2006

Net sales	$3,741	$3,401
Net income (loss)	(192)	31

Net income (loss) per basic and diluted share	$(1.84)	$0.30

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

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Acquisition – Window Film Components Business

On November 13, 2007, Solutia’s 100% owned subsidiary, CPFilms Inc. (“CPFilms”), purchased Acquired Technology, Inc. (“ATI”).  CPFilms purchased the producer’s customer list, patents, production equipment and certain other assets for $7.   The ATI acquisition provides technology to help grow and develop CPFilms’ broad product portfolio while immediately adding sales volume in the window film components business.

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of ATI were recorded at their estimated fair value.  The acquisition resulted in Solutia recording $1 of non-current assets, $5 of goodwill and $1 of amortizable customer relationship intangible assets.  The customer relationship intangible assets are being amortized over their estimated useful life of 12 years.  Results of operations for ATI were included in Solutia’s results of operations from the acquisition date in the Performance Products segment.  The results of operations for the acquired business were not material to Solutia’s consolidated results of operations.

Acquisition – Plastic Interlayer Plant

On March 1, 2006, pursuant to a stock purchase agreement among Solutia, Vitro S.A. de C.V. (“Vitro”) and Vitro Plan S.A. de C.V. (“Vitro Plan”), a 100% owned subsidiary of Vitro, Solutia acquired Vitro Plan’s 51 percent stake Solutia Tlaxcala S.A. de C.V. formerly known as Quimica M, S.A. de C.V. (“Tlaxcala”) (originally formed in 1996 as a joint venture between Vitro, Vitro Plan, and Monsanto) for approximately $20 in cash.  As a result of this acquisition, Solutia became the sole owner of Tlaxcala and its plastic interlayer plant located in Santo Toribio, Mexico.  Pursuant to the purchase agreement, Solutia also entered into supply agreements with Vitro Flex S.A. de C.V. and Vitro Automotriz S.A. de C.V. to provide their requirements for most SAFLEX® plastic interlayer products for up to five years. This acquisition reflects Solutia’s commitment to meet the growing global demand for its SAFLEX® plastic interlayer products.

The allocation of purchase price to the assets acquired and liabilities assumed resulted in Solutia’s acquisition or assumption of total current assets of $18, non-current assets of $32, goodwill of $5, amortizable contract-based intangible assets of $4, current liabilities of $11 and non-current liabilities of $7. The contract-based intangible assets are being amortized over their estimated useful lives of 5 years.  Results of operations for Tlaxcala were included in Solutia’s results of operations from the acquisition date in the Performance Products segment.  The results of operations for the acquired business were not material to Solutia’s consolidated results of operations.

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

Dequest was a component of the Performance Products segment prior to the classification as discontinued operations.  Solutia recorded a gain on the sale of Dequest of $34.  Further, Solutia used $53 of the proceeds from the sale to pay down the DIP credit facility as required by the terms of the facility.  Due to this requirement, Solutia allocated interest related to the pay down amount to discontinued operations.  Interest expense allocated to discontinued operations for the five months ended May 31, 2007 and the years ended December 31, 2006 and 2005 was $2, $4 and $5, respectively.

The carrying amounts of assets and liabilities from Dequest have been classified as current in the Consolidated Statement of Financial Position and consisted of the following:

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	December 31, 2007	December 31, 2006
Assets:
Trade receivables	$2	$17
Miscellaneous receivables	--	1
Inventories	2	11
Prepaid expenses and other assets	3	1
Property, plant and equipment, net	--	11
Other assets	--	1
Assets of discontinued operations	$7	$42

Liabilities:
Accounts payable	$--	$10
Accrued liabilities	6	4
Liabilities of discontinued operations	$6	$14

The operating results of Dequest have been reported separately as discontinued operations, net of tax, in the Consolidated Statement of Operations for each period presented.  Net sales and income from discontinued operations are as follows:

	Year Ended December 31,
	2007	2006	2005
Net sales	$43	$110	$114
Income before income taxes	34	1	6
Income tax expense	15	1	2
Income from discontinued operations	$19	$--	$4

The gain on sale of Dequest is subject to income tax in multiple jurisdictions.  The allocation of proceeds may be challenged.  Solutia has provided taxes in excess of the U.S. Federal income rate to reflect this uncertainty.

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

The pharmaceutical services business was a component of the Performance Products segment prior to the classification as discontinued operations.  Solutia recorded a gain on the sale of the pharmaceutical services business of $49.  Further, Solutia used $51 of the proceeds from the sale to pay down SESA’s €200 million credit facility.

The carrying amounts of assets and liabilities from discontinued operations have been classified as current in the Consolidated Statement of Financial Position and consisted of the following:

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

December 31, 2006
Assets:
Assets of discontinued operations	$--

Liabilities:
Accrued liabilities	1
Liabilities of discontinued operations	$1

The operating results of the pharmaceutical services business have been reported separately as discontinued operations, net of tax, in the Consolidated Statement of Operations for each period presented.  Net sales and income from discontinued operations are as follows:

	Year Ended December 31,
	2006	2005
Net sales	$42	$66
Income before income taxes	54	5
Income tax expense (benefit)	(4)	1
Income from discontinued operations	$58	$4

Solutia recorded a gain on the sale of the pharmaceutical services business of $49.  The gain on sale was exempt from tax outside the United States and no gain was realized for United States tax purposes.

Discontinued Operations – Resins, Additives and Adhesives Businesses

Solutia sold the resins, additives and adhesives businesses to UCB S.A. for $500 on January 31, 2003.  As a result of on-going tax audits of these businesses, Solutia may incur additional taxes of $5 for the years 2000-2002.  A reserve has been established in 2007 to provide for this potential tax liability.

Divestiture – Astaris Joint Venture

Astaris, a 50/50 joint venture with FMC Corporation (“FMC”), divested substantially all of its operating assets in the fourth quarter 2005.  Under the terms of the agreement, Israel Chemicals Limited (“ICL”) purchased substantially all of the operating assets of Astaris for $255, subject to certain purchase price adjustments.  As a result of this divestiture of assets, Solutia realized a $50 net gain on sale recorded in Equity Earnings from Affiliates in the Consolidated Statement of Operations.  In addition, certain of the assets and liabilities of Astaris that were not included in the sale to ICL were transferred to Solutia and FMC.  Generally, these assets and liabilities consist of property originally contributed to the joint venture by Solutia and FMC, as well as associated liabilities.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

5.  Income (Loss) per Share

	Year Ended December 31,
	2007	2006	2005

Income (Loss) from Continuing Operations	$(222)	$(56)	$3
Income from Discontinued Operations, net of tax	14	58	8
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(208)	2	11
Cumulative Effect of Change in Accounting Principle, net of tax	--	--	(3)
Net Income (Loss)	$(208)	$2	$8

Basic and Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations	$(2.12)	$(0.54)	$0.03
Income from Discontinued Operations, net of tax	0.13	0.56	0.08
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(1.99)	0.02	0.11
Cumulative Effect of Change in Accounting Principle, net of tax	--	--	(0.03)
Basic and Diluted Income (Loss) per Share	$(1.99)	$0.02	$0.08

Basic and Diluted Weighted Average Shares Outstanding (in millions)	104.5	104.5	104.5

6.  Retrospective Application of New Accounting Guidance

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

Solutia retrospectively applied the change from the accrue-in-advance method to the deferral method.  The following balances in the Consolidated Statement of Financial Position as of December 31, 2006 and the Consolidated Statement of Operations for the year ended December 31, 2006 and 2005 have been restated from amounts previously reported as follows:

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	As Previously Reported (a)	As Adjusted
At December 31, 2006:
Prepaid expenses and other assets	$30	$33
Other assets	99	99
Accrued liabilities	242	233
Accumulated deficit	(1,043)	(1,031)

For the year ended December 31, 2006:
Cost of goods sold	$2,426	$2,435
Loss from continuing operations	(47)	(56)
Net Income	11	2

Loss from continuing operations per basic and diluted share	$(0.45)	$(0.54)
Net income per basic and diluted share	$0.11	$0.02

For the year ended December 31, 2005:
Cost of goods sold	$2,341	$2,341
Income from continuing operations	3	3
Net Income	8	8

Income from continuing operations per basic and diluted share	$0.03	$0.03
Net income per basic and diluted share	$0.08	$0.08

(a) –	Amounts have been adjusted from prior filings to present the DEQUEST® business as a discontinued operation as further described in Note 4.

7.  Restructuring Reserves

During 2007, in accordance with the provisions of EITF No. 95-3, Solutia recorded $10 to the restructuring reserve as an adjustment to the purchase price allocation related to the acquisition of Flexsys (See Note 4).  The costs included in this restructuring reserve consist of costs to exit administrative offices in Akron, Ohio and Brussels, Belgium, severance and retraining costs, and relocation costs of employees moving to Solutia’s corporate headquarters. Also as a result of the acquisition of Flexsys, Solutia assumed Flexsys’ $2 restructuring reserve at May 1, 2007.  In addition to the Flexsys restructuring reserves, Solutia recorded $2 of severance and retraining costs in 2007 in Costs of Goods Sold involving headcount reductions within the Performance Products segment.  Cash outlays associated with the restructuring actions were funded from operations.

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

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

The following table summarizes the above noted restructuring charges, amounts utilized to carry out those plans and amount remaining at December 31, 2007:

	Decommissioning/ Dismantling	Future Contractual Payments	Employment Reductions	Asset Write-Downs	Total

Balance at January 1, 2006	$2	$--	$2	$--	$4
Charges taken--	3	3	8	3	17
Amounts utilized	(4)	(1)	(8)	(3)	(16)
Balance at December 31, 2006	$1	$2	$2	$--	$5
Assumed liabilities	--	--	2	--	2
Acquisition related liabilities--	--	2	8	--	10
Charges taken	--	--	2	--	2
Amounts utilized	(1)	(1)	(9)	--	(11)
Balance at December 31, 2007	$--	$3	$5	$--	$8

Restructuring reserves of less than $1 as of December 31, 2007 were included in Liabilities Subject to Compromise in the Consolidated Statement of Financial Position.  See Note 3 for further description of Solutia’s Liabilities Subject to Compromise.  In addition, Solutia expects the majority of the $8 of restructuring liabilities classified as not subject to compromise as of December 31, 2007 to be utilized within the next twelve months.  Given the inherent uncertainties associated with the bankruptcy process, Solutia cannot forecast its level of future spending for restructuring reserves classified as subject to compromise.

8.  Impairment of Long-Lived Assets

In 2007, an impairment analysis was completed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, based upon indicators of impairment present within certain asset groups in Solutia’s Rubber Chemicals business, included in the Performance Products reportable segment.  These indicators included declines or increasing weaknesses in historical operating results and concerns over future results given current market and economic conditions in the rubber chemicals industry.  The carrying value of the assets was compared to undiscounted expected cash flows indicating an impairment was present, as the carrying value of the assets were above the undiscounted cash flow amount.  Therefore, the assets were written down to fair value, as determined by fair value estimates of the asset group through the use of a discounted cash flow model.  The assumptions used in the cash flow projections approximated the market conditions experienced in 2007.  As a result, in 2007 Solutia recorded an impairment charge of $25 to Cost of Goods Sold for the write down of certain fixed assets.

9.  Goodwill and Other Intangible Assets

Goodwill

Goodwill of $149 and $89 at December 31, 2007 and 2006, respectively, was allocated to the Performance Products segment. The acquisition of Flexsys increased goodwill by $54 as a result of the consolidation of the existing goodwill at May 1, 2007 of Flexsys in addition to the reclassification of existing Flexsys goodwill previously reported as a component of Investment in Affiliates.  The remaining $6 of the $60 increase in goodwill consisted of $5 from the acquisition of ATI and $1 from exchange rate fluctuations. There were no impairments to the net carrying amount of goodwill during the year ended December 31, 2007.

Identified Intangible Assets

Identified intangible assets generally are comprised of (i) amortizable contract-based intangible assets, trade names, patents, customer relationships and unpatented technology with finite useful lives, and (ii) indefinite-lived trademarks not subject to amortization.  These intangible assets are summarized in aggregate as follows:

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	December 31,
	2007			2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets (a)	$41	$(9)	$32	$12	$(7)	$5
Trademarks	26	--	26	26	--	26
Total Identified Intangible Assets	$67	$(9)	$58	$38	$(7)	$31

(a)
The $29 increase in Gross Carrying Value is a result of the Flexsys and ATI acquisitions of $22 and $1, respectively, (as further described in Note 4), $4 from an other asset acquisition and exchange rate fluctuations of $2.  Further, there were no write downs or disposals of Amortizable Intangible Assets in 2007.

There were no changes to amortizable lives or methods during the year ended December 31, 2007.  In addition, amortization expense for the net carrying amount of finite-lived intangible assets is estimated to be $2 annually from 2008 through 2012.

10.  Risk Management Activities

Solutia’s business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices.  To manage the volatility relating to these exposures, Solutia enters into various hedging transactions that enable it to alleviate the adverse effects of financial market risk.  Designation is performed on a specific exposure basis to support hedge accounting.   The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged.  Solutia’s hedging transactions are carried out under policies and procedures approved by the Audit and Finance Committee of the Board of Directors, which does not permit the purchase or holding of any derivative financial instruments for trading purposes.

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

Solutia also enters into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions.  Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be recorded in Other Income, net in the period. Solutia recorded a net loss of $2, $3, and $1 in the years ended December 31, 2007, 2006 and 2005, respectively.  Solutia had currency forward and option contracts to purchase and sell $470 and $181 of currencies as of December 31, 2007 and 2006, respectively, comprised principally of the Euro, British Pound-Sterling, and U.S. Dollar.

Interest Rate Risk

Interest rate risk is primarily related to changes in interest expense from floating rate debt.  Solutia believes its current debt structure mitigates some of the risk associated with changes in interest rates due to the combination of fixed versus floating rate debt instruments.  However, to further limit Solutia’s exposure to changes in interest expense from floating rate debt, SESA entered into interest rate swap agreements during 2007 related to SESA’s variable rate €200 million credit facility.  SESA entered into interest rate swap agreements with notional amounts of €80 million or $117 using December 31, 2007 exchange rates.  Solutia has chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the agreements to market to be recorded in Interest Expense in the period.  Solutia recorded a gain of $1 related to the agreements in the year ended December 31, 2007.

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

As of December 31, 2007, Solutia did not have any commodity forward contracts outstanding.  There were no gains or losses recorded in Cost of Goods Sold as a result of the ineffectiveness of any hedging contracts, and no cash flow hedges were discontinued during 2007 or 2006 due to changes in expectations on the original forecasted transactions.  Solutia had commodity forward contracts with notional amounts of $2 as of December 31, 2006.

Credit Risk

Credit risk arising from the inability of a counterparty to meet the terms of Solutia’s financial instrument contracts is generally limited to the amounts, if any, by which the counterparty’s obligations exceed the obligations of Solutia.  It is Solutia’s policy to enter into financial instruments with a number of creditworthy counterparties.  Therefore, Solutia does not expect to incur material credit losses on its risk management or other financial statement instruments.

11.  Investments in Affiliates

On May 1, 2007, Solutia acquired Akzo Nobel’s interest in Flexsys resulting in Solutia consolidating Flexsys as a 100% owned subsidiary.  Solutia applied the equity method of accounting for Flexsys prior to May 1, 2007.

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

At December 31, 2007, Solutia’s investments in affiliates consisted principally of its 50 percent interest in the Siratsa joint ventures for which Solutia applies the equity method of accounting.  Summarized combined financial information for 100 percent of the Flexsys joint venture prior to May 1, 2007 and Siratsa joint ventures is as follows:

	Year Ended December 31,
	2007	2006	2005
Results of operations:
Net sales	$207	$606	$963
Gross profit	50	155	233
Operating income	34	91	108
Net income	25	66	192

	December 31,
	2007	2006
Financial position:
Current assets	$16	$267
Non-current assets	--	355
Current liabilities	13	170
Non-current liabilities	3	72

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Solutia’s investment in Flexsys as of December 31, 2006 exceeded Solutia’s proportionate share of the underlying equity of Flexsys by $5 primarily due to goodwill recorded by Solutia at inception of the joint venture.  Solutia received a $25 dividend from Flexsys during 2006.

12.  Detail of Certain Balance Sheet Accounts

	December 31,
Inventories	2007	2006

Finished goods	$348	$217
Goods in process	182	165
Raw materials and supplies	126	90
Inventories, at FIFO cost	656	472
Excess of FIFO over LIFO cost	(239)	(209)
Total	$417	$263

Inventories at FIFO approximate current cost.

	December 31,
Property, Plant and Equipment	2007	2006

Land	$37	$18
Leasehold improvements	41	37
Buildings	504	432
Machinery and equipment	3,105	2,713
Construction in progress	64	66
Total property, plant and equipment	3,751	3,266
Less accumulated depreciation	(2,699)	(2,482)
Total	$1,052	$784

	December 31,
Accrued Liabilities	2007	2006

Wages and benefits	$96	$59
Accrued selling expenses	27	32
Accrued interest	24	20
Other	149	122
Total	$296	$233

13.  Variable Interest Entities

In August 2007, Solutia resolved its disputed claim regarding its synthetic lease agreement associated with its corporate headquarters with certain creditors by agreeing to an allowed secured claim of $20, representative of their collateral value, and an allowed general unsecured claim of $27.  The $20 secured claim has been settled by the issuance of promissory notes to the creditors and transfer of ownership of Solutia’s corporate headquarters in St. Louis, Missouri to Solutia.  Prior to the agreement, the synthetic lease agreement qualified as a variable interest entity (“VIE”).  Based on the terms of the lease agreement and the residual value guarantee Solutia provided to the lessor, Solutia concluded it was the primary beneficiary of the VIE and consolidated it in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

14.  Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, including those that may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists.  FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available.

Upon adoption of SFAS No. 143 as of January 1, 2003, Solutia identified certain conditional asset retirement obligations; however, these obligations were not recorded due to uncertainties involved with the determination of settlement timing.  With the clarification outlined by FIN 47 for valuation of conditional asset retirement obligations, Solutia reevaluated the valuation concerns involving settlement timing for these conditional asset retirement obligations and accordingly reported an asset retirement obligation of $7 as of December 31, 2005.  These obligations involve various federal, state and local regulations and/or contractual obligations to decontaminate and/or dismantle certain machinery and equipment, buildings, and leasehold improvements at Solutia’s various operating locations.

Asset retirement obligations were estimated for each of Solutia’s operating locations, where applicable, based upon Solutia’s current and historical experience, adjusted for factors that a third-party would consider, such as overhead, profit and market risk premium.  Estimated obligations were escalated based upon the anticipated timing of the related cash flows using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate.  The impact of adoption resulted in a charge of $3 recorded as a cumulative effect of change in accounting principle (net of tax of $1) in the Consolidated Statement of Operations in 2005.

The pro-forma effects of the application of FIN 47 for the year ended December 31, 2005 for these specific conditional asset retirement obligations are presented below:

Year ended December 31, 2005
Pro-forma amounts assuming the accounting change is applied retroactively net of tax:
Net income	$8
Net income per basic and diluted share	$0.08

At December 31, 2007 and 2006 the Company had a liability pertaining to the asset retirement obligation in Other Liabilities on the Consolidated Statement of Financial Position.  The following is a reconciliation of the beginning and ending carrying amount of the Company’s asset retirement obligation and the related assets:

	2007	2006

Asset retirement obligation, beginning of period	$5	$5
Amounts utilized	(1)	--
Accretion expense	--	--
Asset retirement obligation, end of period	$4	$5

The net book value of the related long-lived assets is less than $1 for both 2007 and 2006.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

15.  Income Taxes

The components of income (loss) from continuing operations before income taxes were:

	Year ended December 31,
	2007	2006	2005

United States	$(263)	$(75)	$(30)
Outside United States	60	37	43
Total	$(203)	$(38)	$13

The components of income tax expense (benefit) recorded in continuing operations were:

	Year end December 31,
	2007	2006	2005
Current:
U.S. federal	$--	$--	$--
U.S. state	--	--	--
Outside United States	34	13	2
	34	13	2

Deferred:
U.S. federal	(10)	--	--
U.S. state	--	--	--
Outside United States	(5)	5	8
	(15)	5	8

Total	$19	$18	$10

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Year end December 31,
	2007	2006	2005
Dollars in millions
Income Tax at federal statutory rate Increase (reduction) in income taxes due to:	$(71)	$(13)	$5
U.S. state income taxes	(8)	(3)	(3)
Export tax benefit	--	(2)	(3)
Taxes related to foreign earnings	4	6	8
Valuation allowances	70	27	12
Income from equity affiliates	(3)	(10)	(9)
Surrendered losses from equity affiliate (a)	(4)	(4)	(11)
Reorganization costs	17	12	13
Tax contingency adjustment	10	8	--
Other	4	(3)	(2)
Income tax expense	$19	$18	$10

(a)
During 2007 and 2006, a non-consolidated equity affiliate surrendered a prior year loss that was used to offset a foreign subsidiary’s taxable income in the United Kingdom.  During 2005, a non-consolidated equity affiliate surrendered losses in prior years that were used to offset a foreign subsidiary’s taxable income in the United Kingdom.

Solutia has been granted tax holidays in Malaysia and China which first benefited the year ended December 31, 2006.  The Malaysia holidays expire in 2012 and 2013, and the China holidays phase out between 2008 and 2012.  The

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

aggregate benefit on income tax expense in 2007 and 2006 as a result of these tax holidays was $5 and less than $1, respectively.

Deferred income tax balances were related to:

	December 31,
	2007	2006

Postretirement benefits	$268	$318
Environmental liabilities	53	53
Inventory	17	16
Insurance reserves	40	43
Miscellaneous accruals	5	9
Equity affiliates	14	8
Net operating losses	478	412
Accrued allowed claims	105	8
Other	21	43
Total deferred tax assets	1,001	910
Less: Valuation allowances	(778)	(692)
Deferred tax assets less valuation allowances	223	218

Property	(154)	(145)
Accrued interest	(53)	(39)
Other	(2)	(20)
Total deferred tax liabilities	(209)	(204)

Net deferred tax assets	$14	$14

At December 31, 2007, research and development tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $5 all of which will expire in 2019 through 2022.  At December 31, 2007 various federal, state and foreign net operating loss carryforwards are available to offset future taxable income.  These net operating losses expire from 2008 through 2027 or have an indefinite carryforward period.  Valuation allowances have been provided for the tax credit and net operating loss carryforwards that are not likely to be utilized.  Income taxes and remittance taxes have not been recorded on $350 of undistributed earnings of subsidiaries because Solutia intends to reinvest those earnings indefinitely.  It is not practicable to estimate the tax effect of remitting these earnings to the U.S.

Solutia increased the valuation allowances by $86 in 2007 of which $70 was recorded in Income Tax Expense in the Consolidated Statement of Operations, $40 is the result of the acquisition of Flexsys, a decrease of $(30) resulted from additional FIN 48 liabilities and $6 was recorded in other accounts.  The valuation allowances are principally provided for the U.S. deferred tax assets as Solutia continues to no longer believe that the “more likely than not” recognition criteria outlined in SFAS No. 109, Accounting for Income Taxes, were appropriate given a combination of factors surrounding Solutia’s Chapter 11 bankruptcy filing including:  (i) the possibility that all or a substantial portion of the loss and credit carryforwards and tax bases of assets could be reduced to the extent of cancellation of indebtedness occurring as part of a reorganization plan; (ii) the possibility that all or a substantial portion of the loss and credit carryforwards could become limited if a change in ownership occurs as a result of a reorganization plan; and (iii) updated expectations regarding near-term taxable income.

In July 2006, the FASB issued FIN 48 which creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 eliminates income taxes from the scope of SFAS No. 5, Accounting for Contingencies.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the Consolidated Statements of Financial Position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings or other appropriate components of equity or net assets in the Consolidated Statements of Financial Position.  The cumulative effect adjustment does not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations.

Solutia adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, Solutia increased its January 1, 2007 accumulated deficit by $3 as a cumulative effect adjustment in the Consolidated Statements of Financial Position.

Included in the balance at January 1, 2007 were $35 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $74 of unrecognized tax benefits that, if recognized, would result in adjustments to other tax accounts.

Included in the balance at December 31, 2007 were $50 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $96 of unrecognized tax benefits that, if recognized, would result in adjustments to other tax accounts.

Solutia recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, Solutia accrued $3 for interest and $5 for penalties.  As of December 31, 2007 the amount accrued for interest was $4 and for penalties was $6.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

Balance at January 1, 2007	$101
Gross increases – tax positions in prior years	16
Gross decreases – tax positions in prior years	--
Gross increases – current year tax positions	24
Settlements	(1)
Lapse of Statute of Limitations	(4)
Balance at December 31, 2007	$136

Solutia files income tax returns in the United States and various states and foreign jurisdictions.  With few exceptions, Solutia is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.  It is anticipated that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $8 within 12 months of the reporting date as a result of the resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation.

16.  Debt Obligations

As of December 31, 2007, Solutia’s debt obligations include borrowings from its DIP credit facility, notes and debentures.  The weighted average interest rate on Solutia’s total debt outstanding at December 31, 2007 was 7.9 percent compared to 8.4 percent at December 31, 2006.  Excluding debt subject to compromise, with the exception of the 2009 Notes on which the Bankruptcy Court has permitted continued payments of the contractual interest (see Note 3 for further description of the 2009 Notes); the weighted average interest rate on total debt was 8.1 percent at December 31, 2007, compared to 8.9 percent at December 31, 2006. The weighted average interest rate on Solutia’s short-term debt outstanding at December 31, 2007, was 8.0 percent as compared to 9.0 percent at December 31, 2006.

As a result of the Chapter 11 bankruptcy filing, we were in default on all of our pre-petition debt agreements classified in Liabilities Subject to Compromise in the Consolidated Statement of Financial Position as of December 31, 2007. While operating as a debtor-in-possession during the Chapter 11 bankruptcy proceedings, Solutia has ceased recording interest on all unsecured pre-petition indebtedness in accordance with SOP 90-7,

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

with the exception of the 2009 Notes.  The amount of contractual interest not recorded was $32 in 2007, 2006 and 2005.  Contractual interest is payable semiannually in January and July for the 2009 Notes.

The DIP credit facility had $951 of borrowings at December 31, 2007 and $650 at December 31, 2006 and was classified as a current liability at both reporting dates.  At both December 31, 2007 and 2006, Solutia had $152 and $95, respectively, of availability under the DIP credit facility due to borrowings and amounts outstanding under letter of credit facilities.  At December 31, 2007, Solutia had $103 of availability under the revolving credit facility included in the Flexsys Debt Facility.

Long-term debt consisted of the following as of December 31,

	2007	2006

6.72% debentures due 2037	150	150
11.25% notes due 2009	223	223
Facility Agreement due 2011	231	210
7.375% debentures due 2027	300	300
Flexsys term loan due 2012	76	--
Flexsys revolving credit facility due 2012	47	--
Maryville notes due 2022	20	--
Other	--	43
Total principal amount	1,047	926
Unamortized net discount (a)	--	--
	1,047	926
Less current portion of long-term debt	(15)	--
Less amounts subject to compromise (Note 3)	(673)	(716)
Total	$359	$210

(a)	Unamortized net discount of $14 as of December 31, 2007 and $48 as of December 31, 2006 is included in liabilities subject to compromise, as further described in Note 3.

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

Solutia amended its DIP credit facility on March 17, 2006 with Bankruptcy Court approval.  This amendment, among other things, (i) increased the DIP credit facility from $525 to $825; (ii) extended the term of the DIP credit facility from June 19, 2006 to March 31, 2007; (iii) decreased the interest rate on the term loan component of the DIP credit facility from LIBOR plus 425 basis points to LIBOR plus 350 basis points; (iv) increased certain thresholds allowing the Debtors to retain more of the proceeds from certain dispositions and other extraordinary receipts; (v) approved the disposition of certain assets of the Debtors; (vi) allowed refinancing of, and certain amendments to, SESA’s outstanding Euronotes; and (vii) amended certain financial and other covenants.

Solutia analyzed the modifications of the DIP credit facility in January 2007 and March 2006 in accordance with the provisions of EITF No. 02-04, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, and EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Instruments, and recorded a charge of $7 and $8 for the years ended December 31, 2007 and 2006, respectively, to record the write-off of debt issuance costs and to record the DIP credit facility as modified at its fair value.  In addition, $1 of unamortized debt issuance costs associated with the DIP credit facility were written off at the time of modification in March 2006.

Flexsys Debt Facility

In conjunction with the Flexsys acquisition, Flexsys executed the Flexsys Debt Facility, which consists of a $75 term loan and a $150 revolving credit facility.  The interest rates on the term loan and revolving credit facility are based on LIBOR plus an applicable margin.  The Flexsys Debt Facility can be repaid by Flexsys at any time without prepayment penalties.

Maryville Notes

In August 2007, Solutia resolved its disputed claim regarding its synthetic lease agreement associated with its corporate headquarters with certain creditors by agreeing to an allowed secured claim of $20, representative of their collateral value, and an allowed general unsecured claim of $27.  The $20 secured claim has been settled by the issuance of promissory notes to the creditors (“Maryville Notes”).

Euronotes Refinancing

On July 26, 2006, Solutia’s indirect 100% owned subsidiary Solutia Services International S.C.A./Comm. V.A (“SSI”), a subsidiary of SESA, entered into a Facility Agreement guaranteed by SESA and CPFilms Vertriebs GmbH, a subsidiary of SESA.  Closing of the Facility Agreement occurred on August 1, 2006.  SESA used the proceeds of the Facility Agreement to refinance all of its €200 million of 10 percent Senior Secured Notes (the “Euronotes”) on August 1, 2006 at a prepayment premium of 3 percent, as required pursuant to the Euronotes, for a total redemption amount of approximately €215 million, including accrued interest.  The Euronotes were refinanced to reduce the interest rate, extend the term of the indebtedness and facilitate certain dispositions by Solutia, including the sale of its pharmaceutical services business as described in Note 4.

The Facility Agreement has a five-year term, with a termination date of July 31, 2011 and an adjustable rate structure which is EURIBOR plus 250 basis points at December 31, 2007.  The margin is subject to adjustment upon the occurrence of certain events specified in the Facility Agreement or upon SESA and its subsidiaries attaining certain financial benchmarks.  The Facility Agreement consists of a €160 million term loan and a €40 million term loan.  The €40 million term loan was repaid from the proceeds of the sale of Solutia’s pharmaceutical services business.  The Facility Agreement is secured by substantially all of the assets of SESA and its subsidiaries.  The Facility Agreement also contains other customary terms and conditions, including certain financial covenants relating to the performance of SESA and its subsidiaries.

17.  Fair Values of Financial Instruments

The recorded amounts of cash, trade receivables, third-party guarantees, accounts payable and short-term debt approximate their fair values at both December 31, 2007 and 2006, respectively.

The estimated fair value of Solutia’s long-term debt not subject to compromise was $378 at December 31, 2007 and $214 at December 31, 2006.  These estimates compare with the recorded amount of $374 (including current portion of long-term debt) in 2007 and $210 in 2006.  Fair value of the debt subject to compromise cannot be fairly determined due to the inherent uncertainties underlying the valuation assumptions affected by the Chapter 11 bankruptcy proceedings.

The estimated fair value of Solutia’s foreign currency forward and option contracts on intercompany financing transactions was $11 at December 31, 2007 and was $1 at December 31, 2006.  Notional amounts for these forward and option contracts to purchase and sell foreign currencies were $470 at December 31, 2007, and $181 at December 31, 2006.

The estimated fair value of Solutia’s interest rate swap agreements on SESA’s Facility Agreement was $1 at December 31, 2007.  Notional amounts for these interest rate swap agreements were $117 at December 31, 2007.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Solutia did not have any commodity forward contracts outstanding at December 31, 2007.  The estimated fair value of Solutia’s commodity forward contracts was less than a $1 loss at December 31, 2006.  Notional amounts for these commodity forward contracts were $2 at December 31, 2006.

Fair values are estimated by the use of quoted market prices; estimates obtained from brokers and other appropriate valuation techniques and are based upon information available as of both December 31, 2007, and December 31, 2006.  The fair-value estimates do not necessarily reflect the values Solutia could realize in the current market.

18.  Pension Plans and Other Postretirement Benefits

Pension benefits generally are based on the employee’s age, years of service and/or compensation level.  The domestic qualified pension plan is funded in accordance with Solutia’s long-range projections of the plan’s financial conditions.  These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations.  Solutia amended its U.S. qualified pension plan in 2005 for union participants to cease future benefit accruals effective January 1, 2006 (as further described below).  Prior to the spinoff, the majority of Solutia’s employees participated in Pharmacia’s noncontributory pension plans.  In conjunction with the spinoff, Solutia assumed pension liabilities and received related assets from those plans for its applicable active employees and for certain former employees who left Pharmacia in earlier years.  Further, Solutia terminated certain domestic, non-qualified pension plans in 2005.

Certain employees also participate in benefit programs that provide certain health care and life insurance benefits for retired employees.  All regular, full-time U.S. employees and certain employees in other countries who were employed by Solutia on or before December 31, 1998, may become eligible for these benefits if they reach retirement age while employed by Solutia and have the required years of service.  These postretirement benefits are unfunded and are generally based on the employee's age, years of service and/or compensation level.  The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits.  Solutia amended its U.S. postretirement plan in 2005 for union, active employees (as further described below).  In connection with the Solutia Spinoff, Solutia assumed retiree medical liabilities for its applicable active employees and for approximately two-thirds of the retired U.S. employees of Pharmacia.

Solutia uses a measurement date of December 31 for its pension and other postretirement benefit plans.  The amounts disclosed below do not reflect the impact of any changes to the benefit plans that might be contemplated as a result of the bankruptcy filing.  In addition, the accrued liabilities for domestic pension and other postretirement obligations have been classified as liabilities subject to compromise as of December 31, 2007 and 2006 (see Note 3).

Net Periodic Cost

For the years ended December 31, 2007, 2006, and 2005 Solutia’s pension and healthcare and other benefit costs were as follows:

	Pension Benefits			Healthcare and Other Benefits
	2007	2006	2005	2007	2006	2005
Service costs for benefits earned	$5	$4	$6	$4	$5	$5
Interest cost on benefit obligation	68	65	68	26	29	33
Assumed return on plan assets	(75)	(60)	(61)	--	--	--
Prior service costs (gains)	1	--	2	(18)	(11)	(10)
Actuarial net loss	12	14	14	5	7	14
Special termination benefits	4	--	--	--	--	--
Net curtailment and settlement charges/ (gains)	5	--	17	--	--	(4)
Total	$20	$23	$46	$17	$30	$38

Curtailments and Settlements

Solutia amended its U.S. postretirement plan in 2006 for retiree participants to be effective January 1, 2007.   The changes terminate medical benefits for certain retirees who are Medicare eligible, and if not Medicare eligible, to terminate

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

medical benefits on the earlier of (a) the date such retirees or participants become Medicare eligible if such date is on or after January 1, 2007 or (b) October 19, 2016.  This action resulted in a curtailment of the U.S. postretirement plan, as defined by SFAS No. 106, due to the termination of medical benefits provided to retiree participants in Solutia's U.S. postretirement plan.  The net result of this action in 2006 was a $40 gain recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position to be amortized into earnings over the average remaining years during which benefit payments are expected to be paid to the plan participants.

Solutia amended its U.S. qualified pension plan in 2005 to cease benefit accruals for domestic union participants to be effective January 1, 2006.  This action resulted in a curtailment of the U.S. qualified pension plan, as defined by SFAS No. 88, Employees Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits (“SFAS No. 88”), due to the reduction in anticipated future service of union participants in Solutia's U.S. qualified pension plan.  The net result of this action in 2005 was a $7 loss due primarily to the required recognition of unrecognized losses that were expected to be amortized into earnings over the estimated future service period of the plan participants.

Solutia also amended in 2005 its U.S. postretirement plan for union, active employees to be effective January 1, 2006.  These changes included discontinuation of all postretirement benefits after attaining age 65, changes to certain eligibility requirements for pre-65 postretirement benefits with the eventual elimination of these benefits by 2016, and significant reduction of retiree life insurance benefits for future retirees.  This action resulted in a curtailment of the U.S. postretirement plan, as defined by SFAS No. 106, due to the reduction in anticipated future service of union participants in Solutia's U.S. postretirement plan.  The net result of this action in 2005 was a $4 gain due primarily to the required recognition of unrecognized gains that were expected to be amortized into earnings over the estimated future service period of the plan participants.

Solutia terminated certain domestic, non-qualified pension plans in 2005, which were effectively frozen since Solutia’s bankruptcy filing on December 17, 2003.  The termination of these plans resulted in a pension settlement in accordance with SFAS No. 88.  However, no adjustments were made to the recorded amount of $19 for these plans since this amount represents the best proxy for the allowed claim amount in accordance with SOP 90-7.  An adjustment to this amount will be made if the allowed claim is deemed to be different through the claims resolution process.  The amount has been presented as a reduction to the overall pension obligation in 2005, as the amount no longer represent a pension obligation, but instead general unsecured claims against Solutia.

Solutia recorded pension settlement charges of $5 and $10 in 2007 and 2005, respectively, resulting principally from the significant amount of lump sum distributions from Solutia’s U.S. qualified pension plan.  In 2007, the significant amount of lump sum distributions resulted primarily from the majority of retirees electing the lump sum distribution option.  In 2005, the significant amount of lump sum distributions resulted primarily from headcount reductions.

Actuarial Assumptions

The significant actuarial assumptions used to determine net periodic cost for Solutia’s principal pension, healthcare and other benefit plans were as follows:

	Pension Benefits		Healthcare and Other Benefits
	2007	2006	2007	2006
Discount rate	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets	8.75%	8.75%	N/A	N/A
Rate of compensation increase (a)	4.00%	4.00%	N/A	N/A
Assumed trend rate for healthcare costs	N/A	N/A	8.00%	9.00%
Ultimate trend rate for healthcare costs	N/A	N/A	5.00%	5.00%

(a)
The rate of compensation increase in 2007 and 2006 relates specifically to Solutia’s foreign pension plans.  The rate of compensation increase is not applicable to the valuation of U.S. pension plans as of December 31, 2007 and 2006 due to the cessation of future benefit accruals in prior years for participants in the U.S. pension plans.

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

A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2007:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on postretirement benefit obligation	$3	$(2)
Effect on total service and interest cost components	1	(1)

Solutia's costs for postretirement medical benefits are capped for many current retirees and for active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

Benefit Obligations

Components of the changes in the benefit obligation of Solutia’s principal pension, healthcare and other benefit plans were as follows:

	Pension Benefits		Healthcare and Other Benefits
	2007	2006	2007	2006
Changes in Benefit Obligation
Benefit obligation at January 1	$1,180	$1,240	$485	$579
Service costs	5	4	4	5
Interest cost	68	65	26	29
Acquisitions	138	--	3	--
Contributions	2	2	15	21
Actuarial (gain) losses	21	--	(14)	(6)
Foreign currency	10	17	1	--
Special termination benefits	4	--	--	--
Transfer from plan	(2)	--	--	--
Plan amendments	--	--	--	(40)
Federal subsidy on benefits paid	--	--	7	7
Benefits paid	(156)	(148)	(93)	(110)
Benefit obligation at December 31	$1,270	$1,180	$434	$485

The accumulated benefit obligation was $1,244 and $1,157 as of December 31, 2007 and 2006, respectively.

The significant actuarial assumptions used to estimate the projected benefit obligation for Solutia’s principal pension, healthcare and other benefit plans were as follows:

	Pension Benefits		Healthcare and Other Benefits
	2007	2006	2007	2006
Discount rate	6.00%	5.75%	5.75%	5.75%
Rate of compensation increase (a)	4.25%	4.00%	N/A	N/A
Assumed trend rate for healthcare costs	N/A	N/A	9.00%	8.00%
Ultimate trend rate for healthcare costs	N/A	N/A	5.00%	5.00%

(a)
The rate of compensation increase in 2007 and 2006 relates specifically to Solutia’s foreign pension plans.  The rate of compensation increase is not applicable to the valuation of U.S. pension plans as of December 31, 2007 and 2006 due to the cessation of future benefit accruals in prior years for participants in the U.S. pension plans.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Plan Assets

For purposes of applying the provisions of paragraph 35 and for purposes of the disclosures required by paragraphs 5 and 8 of FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, plan investments, whether equity or debt securities, real estate, or other, shall be measured at their fair value as of the measurement date. The fair value of an investment is the amount that the plan could reasonably expect to receive for it in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Fair value shall be measured by the market price if an active market exists for the investment. If no active market exists for an investment but such a market exists for similar investments, selling prices in that market may be helpful in estimating fair value. If a market price is not available, a forecast of expected cash flows may aid in estimating fair value, provided the expected cash flows are discounted at a current rate commensurate with the risk involved. Components of the changes in fair value of plan assets of Solutia’s pension plans were as follows:

	Pension Benefits
	2007	2006
Changes in Fair Value of Plan Assets
Fair value of plan assets at January 1	$827	$700
Actual return on plan assets	65	76
Acquisitions	117	--
Contributions	142	186
Foreign currency	9	13
Transfer from plan	(2)	--
Benefits paid	(156)	(148)
Fair value of plan assets at December 31	$1,002	$827

The other postretirement benefits plans are unfunded as of December 31, 2007 and 2006.

The asset allocation for Solutia’s pension plans as of December 31, 2007 and 2006, and the target allocation for 2008, by asset category, follows.

		Percentage of Plan Assets at December 31,
Asset Category	2008 Target Allocation	2007	2006
Equity securities	67%	67%	68%
Debt securities	30	32	29
Other	3	1	3
Total	100%	100%	100%

The Solutia defined benefit plan investment strategy is to maintain an asset allocation that is diversified among multiple asset classes, and among multiple managers within each asset class, in order to minimize the risk of large losses and to maximize the long-term risk-adjusted rate of return.

Funded Status

Effective December 31, 2006, Solutia adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the Consolidated Statement of Financial Position reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The funded status of Solutia’s principal pension, healthcare and other benefit plans at December 31, 2007, and 2006 and the related amounts recognized in the Consolidated Statement of Financial Position was as follows:

	Pension Benefits		Healthcare and Other Benefits
	2007	2006	2007	2006
Fair value of plan assets	$1,002	$827	$--	$--
Projected benefit obligation	1,270	1,180	434	485
Funded Status	$(268)	$(353)	$(434)	$(485)

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	Pension Benefits		Healthcare and Other Benefits
	2007	2006	2007	2006
Current liability	--	--	(72)	(79)
Long-term liability	(268)	(353)	(362)	(405)
Accumulated other comprehensive loss:
Net actuarial (gain)/loss	177	143	22	40
Prior service (gain)/cost	1	1	(70)	(88)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligation in excess of plan assets and for the pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2007	2006	2007	2006
Projected benefit obligation	$1,145	$1,180	$1,104	$1,142
Accumulated benefit obligation	1,119	1,157	1,085	1,126
Fair value of plan assets	857	827	822	790

The accumulated postretirement benefit obligation exceeds plan assets for all of Solutia’s other postretirement benefit plans.

Solutia actively manages funding of its domestic qualified pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency).  Solutia contributed $105 in 2007 and $179 in 2006 to the qualified pension plan in accordance with IRS funding rules.  No contributions were made during 2005 to the qualified pension plan.  According to current IRS funding rules, Solutia estimates that it will be required to make approximately $50 in pension contributions to its U.S. qualified pension plan in 2008.  In addition, Solutia contributed $35 in 2007, $6 in 2006 and $5 in 2005, respectively, to fund its foreign pension plans. Moreover, Solutia expects to be required to fund $4 in pension contributions for its foreign pension plans in 2008.

Estimated Future Benefit Payments

Estimated benefit payments expected to be made over the next five years and the cumulative five year period thereafter are as follows:

	Pension Benefits	Healthcare and Other Benefits

2008	$ 130	$ 67
2009	115	64
2010	111	61
2011	109	59
2012	107	55
2013-2017	462	190

19.  Employee Savings Plans

Substantially all U.S. employees of Solutia are eligible to participate in the Solutia Savings and Investment Plan (“SIP”), a 401(k) plan.  All matching contributions are invested in the same manner as participants’ personal SIP contributions.  Company cash contributions related to the employer match were $17 in 2007 and $15 in 2006 and 2005, and were invested in accordance with participants’ personal investment elections.  In addition, effective January 1, 2005, Solutia increased its SIP matching contribution percentage to 100 percent on the first 7 percent of a participant’s qualified contributions from 60 percent on the first 8 percent, previously.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

20.  Stock Option Plans

Solutia has two stock-based incentive plans under which awards are available for grants to officers and employees; the Solutia Inc. 2000 Stock-Based Incentive Plan ("2000 Plan") and the Solutia Inc. 1997 Stock-Based Incentive Plan ("1997 Plan").  The 2000 Plan authorizes up to 5,400,000 shares and the 1997 Plan up to 7,800,000 shares of Solutia common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards and bonus stock awards.  The shares used may be newly issued shares, treasury shares or a combination.  Under both plans, the exercise price of a stock option must be no less than the fair market value of Solutia's common stock on the option grant date.  Additionally, the plans provide that the term of any stock option granted may not exceed 10 years.  At December 31, 2007, 2,349,683 shares from the 2000 Plan and 5,144,685 shares from the 1997 Plan remained available for grants.

During 2007, no options were granted to named executive officers and other senior executives as a group, or to other employees.  Total shares covered by options granted under the plans to current executive officers and other senior executives as a group totaled 3,011,000, and those to other employees totaled 10,016,592, through December 31, 2007.  The options granted to Solutia’s executive officers and other executives are primarily performance options that become exercisable upon the earlier of achievement of specified share price targets or the ninth anniversary of the option grant.  The options granted to the other management employees are time-based.  They generally become exercisable in thirds, one-third on each of the first three anniversaries of the option grant date.

The Solutia Inc. Non-Employee Director Compensation Plan provides incentives to non-employee members of Solutia’s board of directors.  This plan authorizes up to 400,000 shares for grants of non-qualified stock options and for grants of deferred shares in payment of all or a portion of the annual retainer for the non-employee directors.  Only treasury shares may be used.  Under this plan, the exercise price of a stock option must be no less than the fair market value of Solutia’s common stock on the grant date and the term of any stock option granted under the plan may not exceed 10 years.  At December 31, 2007, 25,174 shares of Solutia’s common stock remained available for grants under the plan.  There were no options or deferred shares granted in 2007 as all non-employee director compensation is paid in cash.

As of January 1, 2006, Solutia adopted SFAS No. 123(R), using the modified prospective method, which requires measurement of compensation cost for all stock−based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black−Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock−Based Compensation—Transition and Disclosure.  Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R).  The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  Additionally, Solutia’s existing shares of common stock, as well as options and warrants to purchase its common stock will be cancelled upon our emergence from Chapter 11.

There were no options granted or exercised during 2007.  Accordingly, no compensation cost with respect to such activities was recognized in the Consolidated Statement of Operations.  The fair value related to options granted prior to January 1, 2006 was fully amortized as of June 30, 2006 in accordance with SFAS No. 123(R) and, therefore, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows did not include any compensation costs or any related effects associated with these options for the year ended December 31, 2007.  During 2006, compensation cost and all related effects within the Consolidated Statement of Operations and Consolidated Statement of Cash Flows associated with these unvested options was less than $1.

Prior to January 1, 2006, Solutia applied SFAS No. 123 as amended by SFAS No. 148, which allowed Solutia to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees.  Accordingly, no compensation cost was recognized for Solutia’s option plans in the Consolidated Statement of Operations during such periods, as all options granted under the plans had an exercise price equal to the market value of Solutia’s stock on the date of the grant.  The effect would have been less than $1 on net income and no change on income per share had the determination of compensation cost for these plans been based on the fair value at the grant dates for awards under these plans, consistent with SFAS No. 123, for 2006.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

A summary of the status of Solutia’s stock option plans for years ended December 31, 2007, 2006 and 2005 follows:

		Outstanding
	Exercisable Options	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (a)
December 31, 2004	18,646,490	19,614,175	$15.69	--

Granted		--	$0.00	--
Exercised		--	0.00	--
Expired		(2,290,624)	14.84	--
December 31, 2005	16,938,707	17,323,551	$15.80	$(274)

Granted		--	$0.00	--
Exercised		--	0.00	--
Expired		(4,924,321)	16.57	--
December 31, 2006	12,236,430	12,399,230	$15.49	$(192)

Granted		--	$0.00	--
Exercised		--	0.00	--
Expired		(7,402,352)	17.33	--
December 31, 2007	4,920,878	4,996,878	$12.76	$(64)

(a)
Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of Solutia’s common stock as of the reporting date.

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding:
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

$0 to 2.99	698,500	4.6	$ 1.26
3 to 7.99	49,233	5.0	3.89
8 to 11.99	1,132,867	2.0	10.32
12 to 15.99	2,049,640	1.6	13.87
16 to 18.99	--	--	--
19 to 22.99	988,386	1.1	20.68
23 to 29.99	78,252	0.4	27.43
$0 to 29.99	4,996,878	2.0	12.76

Options Exercisable:

Range of Exercise Prices	Number	Weighted-Average Exercise Price
$ 0 to 2.99	698,500	$ 1.26
3 to 7.99	9,233	3.87
8 to 11.99	1,120,867	10.32
12 to 15.99	2,025,640	13.87
16 to 18.99	--	--
19 to 22.99	988,386	20.68
23 to 29.99	78,252	27.43
$ 0 to 29.99	4,920,878	$12.84

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

21.  Capital Stock

On December 17, 2003, following Solutia’s Chapter 11 bankruptcy filing, the New York Stock Exchange (“NYSE”) halted trading in Solutia’s common stock.  On February 27, 2004, Solutia’s common stock was delisted from the NYSE.  Solutia’s common stock is currently being quoted under the ticker symbol “SOLUQ” on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets LLC and on the OTC Bulletin Board.  In addition, On December 20, 2007, common stock of reorganized Solutia began trading on the NYSE on a “when issued basis” under the ticker symbol “SOA-WI”.

No dividends were paid in 2007 or 2006.  Solutia is currently prohibited by both the U.S. Bankruptcy Code and the DIP credit facility from paying dividends to shareholders.

Solutia has 10 million shares of preferred stock, par value $0.01 per share, authorized.  As of December 31, 2007 there were no preferred shares issued or outstanding.

22. Commitments and Contingencies

Commitments

Commitments, principally in connection with uncompleted additions to property, were approximately $45 and $16 at December 31, 2007 and 2006.  In addition, as of both December 31, 2007 and 2006, Solutia was contingently liable under letters of credit totaling $76, of which $2, were cash collaterized, primarily related to environmental remediation and various insurance related activities.  The cash underlying these collateralized letters of credit is contractually restricted and accordingly is excluded from cash and cash equivalents and recorded in Other Assets within the Consolidated Statement of Financial Position as of December 31, 2007 and 2006.

Solutia’s future minimum payments under operating leases and various unconditional purchase obligations are $121 for 2008, $53 for 2009, $44 for 2010, $43 for 2011, $3 for 2012 and $2 for 2013 and thereafter.  The amounts of these commitments have not been adjusted to reflect any potential impact that the bankruptcy proceedings may have upon the timing and valuation of such commitments.

Solutia has entered into agreements with certain customers to supply a guaranteed quantity of certain products annually at prices specified in the agreements.  In return, the customers have advanced funds to Solutia to cover the costs of expanding capacity to provide the guaranteed supply.  Solutia has recorded the advances as deferred credits and amortizes the amounts to income as the customers purchase the products. The unamortized deferred credits were $61 at December 31, 2007 and $91 at December 31, 2006.

No single customer or customer group accounted for 10 percent or more of Solutia’s net sales for the years ended December 31, 2007 and 2006.  For the year ended December 31, 2005, Shaw Industries, Inc., a single customer within the Integrated Nylon segment, accounted for approximately 11 percent of Solutia’s consolidated net sales.

The more significant concentrations in Solutia’s trade receivables at December 31, 2007 and 2006 were:

	2007
	North America	Europe/ Africa	Latin America	Asia Pacific	Total
Chemicals	$90	$78	$10	$33	$211
Glass	13	68	15	20	116
Nylon Polymers	66	11	--	5	82

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	2006
	North America	Europe/ Africa	Latin America	Asia Pacific	Total
Glass	$13	$65	$15	$15	$108
Nylon Polymers	25	10	--	32	67
Chemicals	34	4	1	5	44

Management does not anticipate losses on its trade receivables in excess of established allowances.

Contingencies

Litigation

Because of the size and nature of Solutia's business, Solutia is a party to numerous legal proceedings.  Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages.  In addition, at the time of its spinoff from Pharmacia, Solutia assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings.  Solutia ceased performing  these defense and indemnification obligations to Pharmacia shortly after filing for Chapter 11 protection because such obligations constitute  pre-petition obligations under the U.S. Bankruptcy Code that Solutia is prohibited from performing, except pursuant to a confirmed plan of reorganization.  Pharmacia has asserted a claim in Solutia’s Chapter 11 bankruptcy case pertaining to these and other matters which will be resolved via the Plan as discussed in Note 1.

Monsanto also indemnified Pharmacia with respect to a number of legal proceedings described in Solutia’s 2003 Form 10-K/A in which Solutia was a named defendant or was defending solely due to its Pharmacia related indemnification obligations referred to above.  Solutia is prohibited from performing with respect to these obligations, and developments, if any, in these matters are currently managed by Monsanto or other named defendants.  Accordingly, Solutia has ceased reporting on the status of those legal proceedings.  The legal proceedings in this category relate to property damage, personal injury, products liability, premises liability or other damages relating to exposure to PCB, asbestos and other chemicals manufactured before the Solutia Spinoff. Defense and settlement costs as well as judgments, if any, are currently being funded by Monsanto for these matters.  Monsanto’s funding of these legal activities and the resulting claim against Solutia which Monsanto has asserted in the Chapter 11 case inclusive of the non-qualified unliquidated and contingent components of their claim will be resolved via the Plan as discussed in Note 1.  The estimated unsecured claim amount was classified as a liability subject to compromise as of December 31, 2007 and December 31, 2006 in the amount of $106 and $111, respectively.

Following is a summary of legal proceedings that Solutia continues to manage that, if resolved unfavorably, could have a material adverse effect on Solutia’s results of operation and financial position.

Legal Proceedings in Our Bankruptcy Case

Citigroup Global Markets, et al. Adversary Proceeding

On February 6, 2008, Solutia filed an adversary proceeding in the bankruptcy case against the Lenders seeking a court order requiring the Lenders to meet their commitment under the Exit Financing Facility Commitment Letter that has been approved by the Bankruptcy Court on November 21, 2007.  Under the Exit Financing Facility Commitment Letter and subject to the conditions contained therein, the Lenders were to provide Solutia with $2.0 billion in financing (collectively, the “Exit Financing Facility”), including (a) a $400 senior secured asset-based revolving credit facility, (b) a $1.2 billion senior secured term loan facility and (c) if we are unable to issue $400 senior unsecured notes by the closing of the Exit Financing Facility, a $400 senior unsecured bridge facility.

On January 22, 2008, the Lenders informed Solutia they were refusing to provide the exit funding, asserting that there has been an adverse change in the markets since entering into the commitment.  Solutia disagreed with their assertion and, on February 6, 2008, Solutia filed a complaint in the Bankruptcy Court seeking a court order requiring the Lenders to meet their commitment and fund Solutia’s exit from bankruptcy.  Trial on this matter began February 21, 2008.  On February 25, 2008 and before the trial concluded, Solutia reached an agreement with the Lenders on the terms of a revised exit financing package, subject to Bankruptcy Court approval.  The Bankruptcy Court approved the revised exit financing package on February 26, 2008 finding that the revisions are substantially consistent with the order confirming the Plan.  Accordingly, Solutia is currently scheduled to emerge from Chapter 11 on February 28, 2008.

JPMorgan Adversary Proceeding

On May 27, 2005, JPMorgan, as indenture trustee for our debentures due 2027 and 2037 (the “Prepetition Indenture”), filed an adversary proceeding against us in our bankruptcy case.  In the proceeding, JPMorgan asserted causes of action principally seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 Debentures.  The matter was tried before the Bankruptcy Court in 2006 and in May 2007, the Court ruled in our favor holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the Prepetition Indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to any security interests or liens on any of our assets and that the Noteholders are not entitled to any equitable relief.  The ruling was appealed separately by the Prepetition Indenture Trustee and the Ad Hoc Committee of Solutia Noteholders.

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

Equity Committee Adversary Proceeding Against Monsanto and Pharmacia

On March 7, 2005, the Equity Committee in our bankruptcy case filed a complaint against, and objections to the proofs of claim filed by, Pharmacia and Monsanto in our bankruptcy case.  The complaint alleged, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced us to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from its inception.

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

Dispute Regarding Proof of Claim of Bank of New York

On June 22, 2007, Solutia filed an objection to the proof of claim filed by the Bank of New York, as indenture trustee for the 2009 Notes, seeking disallowance of the portion of the claim that represented original issue discount that would remain unearned as of the Effective Date of the Plan.  The indenture trustee opposed the disallowance, and further asserted that the allowed amount of the claim should include damages arising from, among other things, our proposed payment of the claim prior to the stated maturity of the 2009 Notes.

On November 9, 2007, after briefing by the parties and a hearing held before the Bankruptcy Court on October 31, 2007, the Bankruptcy Court issued a memorandum decision sustaining Solutia's objection to the claim filed by the indenture trustee for the 2009 Notes and disallowing the portions of the 2009 Notes’ claim that represent (i) post-effective date unearned original discount and (ii) damages comprised of interest from the Effective Date to the stated maturity date of the 2009 Notes.  A subsequent order entered by the Bankruptcy Court on November 26, 2007 fixed the allowed amount of the claim at $181.7, plus accrued pre-petition and pendency interest, for a total allowed claim of approximately $209 as of September 30, 2007.  The indenture trustee for the 2009 Notes filed appeals of the Bankruptcy Court’s memorandum decision and related rulings on November 28, 2007.

To prevent any delay to confirmation of the Plan as a result of this pending appeal, Solutia, the Official Committee of Unsecured Creditors (the "Creditors’ Committee") and the indenture trustee agreed that Solutia would set up a reserve on the Effective Date in the amount of $37.5 for the benefit of the indenture trustee and the 2009 noteholders, in the event that the indenture trustee should prevail on appeal.  Pursuant to the terms agreed upon by the parties, the reserve will be funded with cash or an irrevocable letter of credit.   If funded with a letter of credit, the letter of credit must be in the amount of $37.5, issued by a nationally recognized financial institution and made payable to the indenture trustee to fund any unpaid amount of the claim as allowed on appeal.

On November 27, 2007, the Creditors’ Committee filed a motion seeking to recharacterize certain interest payments made to the indenture trustee during the bankruptcy cases as payments of principal.  On December 10, 2007, the Bankruptcy Court denied the Creditors’ Committee’s motion and entered an order to that effect on December 17, 2007.  On December 10, 2007, Solutia and the Creditors’ Committee filed cross appeals of the Bankruptcy Court’s November 9, 2007 memorandum decision and related rulings.

On January 16, 2008, Solutia announced that it had reached a settlement with the indenture trustee and the 2009 noteholders, whereby the 2009 noteholders will receive $220.5 in cash plus all accrued but unpaid interest through the Effective Date of the Plan. On February 26, 2008 the Bankruptcy Court entered an order approving the settlement.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Legal Proceedings Outside Our Bankruptcy Case

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

In addition, a number of purported civil class actions have been filed against Flexsys and other producers of rubber chemicals on behalf of indirect purchasers of rubber chemical products.  A series of such purported class actions have been filed against Flexsys in various state courts in the United States and in four courts in Canada.  However, all of these cases have been dismissed, or are currently subject to confirmed or tentative settlements for which Solutia had a reserve of $2 at December 31, 2007.

Flexsys Patent Litigation

Flexsys holds various patents covering inventions in the manufacture of rubber chemicals, including patents describing and claiming a manufacturing process for 4-aminodiphenylamine ("4-ADPA"), a key building block for the manufacture of 6PPD and IPPD, as well as a manufacturing process for 6PPD and IPPD, which function as anti-degradants and are used primarily in the manufacture of rubber tires.  Flexsys has been engaged in litigation in several jurisdictions to protect and enforce its patents.

Legal Proceedings in the United States

The ITC proceeding.  In February 2005, Flexsys filed a complaint with the U.S. International Trade Commission ("ITC"), requesting that the ITC initiate an investigation against Sinorgchem Co. Shangdong, a Chinese entity ("Sinorgchem"), Korea Kumho Petrochemical Company, a Korean company ("KKPC"), and third party distributors of Sinorgchem. Flexsys claims that the process Sinorgchem used to make 4-ADPA and 6PPD, its sale of 6PPD for importation into the United States, and Sinorgchem's sale of 4-ADPA to KKPC and KKPC's importation of 6PPD into the United States were covered by Flexsys’ patents. Accordingly, Flexsys requested that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities. In February 2006, an Administrative Law Judge ("ALJ") of the ITC determined that Flexsys’ patents were valid, that the process used by Sinorgchem to make 4-ADPA and 6PPD was covered by Flexsys’ patents, and that Sinorgchem and its distributor, but not KKPC, had violated section 1337 of the U.S. Tariff Act. In July 2006, the ITC substantially upheld the ALJ's decision on the basis of literal infringement, and subsequently issued a limited exclusion order against Sinorgchem and its distributor prohibiting them from importing 4-ADPA and 6PPD manufactured by Sinorgchem into the United States.

Sinorgchem appealed the ITC decision to the United States Court of Appeals for the Federal Circuit. On December 21, 2007, a three-judge panel of the Federal Circuit overruled the ITC’s finding that Sinorgchem had literally infringed Flexsys’ patent and remanded the matter to the ITC to determine whether Sinorgchem’s processes infringe Flexsys’ patent on other grounds set forth by Flexsys.  On February 25, 2008, Flexsys filed a petition for a rehearing of the decision by the full panel of judges on the Federal Circuit.  The limited exclusion order issued by the ITC remains in effect.

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

In re Rubber Chemicals Antitrust Litigation. In April 2006, KKPC filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code. This matter was subsequently

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

transferred to the United States District Court, Northern District of California.  Flexsys filed a motion to dismiss KKPC’s complaint, which was granted by the court in August 2007.  The court granted KKPC the right to refile an amended complaint, which KKPC filed in September 2007.  Flexsys filed a motion to dismiss the amended complaint.  Argument of this motion was heard on February 13, 2008.  A decision on the motion is pending.

Legal Proceedings in Korea

In April 2004, Sinorgchem filed an action with the Korean Intellectual Property Tribunal ("IPT") seeking to invalidate Flexsys’ Korean patent. The IPT issued a decision invalidating significant claims of Flexsys’ Korean patent. The IPT decision was reversed on appeal by the Patent Court of Korea. Sinorgchem appealed the decision of the Patent Court of Korea to the Supreme Court of Korea.  On October 25, 2007 the Supreme Court of Korea reversed the decision of the Patent Court on one of the claims and remanded the case back to the Patent Court for further review of the validity of the other claims in accordance with the Supreme Court decision.  We expect the Patent Court of Korea to render a decision in the first half of 2008.

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

Flexsys Tort Litigation

In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  The relevant production activities at the facility occurred during Pharmacia’s ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (then known as Monsanto, whose interest was subsequently transferred to Solutia in the Solutia Spinoff) and Akzo Nobel.  We are not named as a defendant in the lawsuit.  The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

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

A Consolidated Class Action Complaint (the “Complaint”) was filed by all of the plaintiffs in the consolidated case on September 4, 2006.  The Complaint alleged three separate causes of action against the Pension Plan: (1) the Pension Plan violates the Employee Retirement Income Security Act (“ERISA”) by terminating interest credits on prior plan accounts at the age of 55; (2) the Pension Plan is improperly backloaded in violation of ERISA; and (3) the Pension Plan is discriminatory on the basis of age.  In September 2007, the second and third of these claims were dismissed by the court.

By consent of the parties, the court certified a class in September 2007 with respect to the Pension Plan on plaintiffs’ claim that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55.

Dickerson v. Feldman; Reiff v. Metz. Two companion purported class actions were filed - the former in October 2004, the latter in June 2007 -  in the United States District Court for the Southern District of New York against a number of defendants, including Solutia’s former officers and employees  and Solutia’s Employee Benefits Plans Committee and Pension and Savings Funds Committee.  Solutia was not named as a defendant.  The actions alleged breach of fiduciary duty under ERISA and sought to recover alleged losses to the Solutia Inc. Savings and Investment Plan (“SIP Plan”) during the period December 16, 1998 to the date the action was filed.  The plaintiffs in both cases alleged the investment of SIP Plan assets in Solutia's common stock was imprudent, and the actions sought monetary payment to the SIP Plan to recover the losses resulting from the alleged breach of fiduciary duties, as well as injunctive and other appropriate equitable relief, reasonable attorney’s fees and expenses, costs and interest.  In addition, the plaintiffs in these actions filed a proof of claim for $269 against Solutia in the Bankruptcy Court.

In December 2007, Solutia, the named defendants, and the plaintiffs reached a global settlement in principle which would resolve both the pending bankruptcy claims and the Dickerson and Reiff lawsuits on a class wide basis.  The settlement remains subject to the parties entering into a formal settlement agreement, and the settlement must be approved by both the Bankruptcy Court and the District Court.

Ferro Antitrust Investigation.  Competition authorities in Belgium are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates (“BBP”).  One of the BBP producers under investigation by the Belgian Competition Authority (“BCA”) is Ferro Belgium sprl, a European subsidiary of Ferro Corporation (“Ferro”).  Ferro’s BBP business in Europe was purchased from Solutia in 2000.  Solutia received an indemnification notice from Ferro and has exercised its right, pursuant to the purchase agreement relating to Ferro’s acquisition of the BBP business from Solutia, to assume and control the defense of Ferro in proceedings relating to these investigations.  On July 7, 2005, the BCA Examiner issued a Statement of Objections regarding its BBP investigation in which SESA, a European non-Debtor subsidiary of Solutia, along with Ferro Belgium sprl and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000.  SESA’s written comments on the Reasoned Report were submitted on November 12, and December 17, 2007 and presented at oral hearings before the BCA on December 20, 2007 and January 18, 2008.  No decision has been issued to date.

Department of Justice Investigations.  Solutia received two grand jury subpoenas from the Antitrust Division of the United States Department of Justice (the “DOJ”).  The first subpoena, which Solutia received in April 2006, relates to the DOJ’s investigation of potential antitrust violations in the adipic acid industry.  The second subpoena, which Solutia received in September 2007, pertains to the DOJ’s investigation of potential antitrust violations in the sodium tripoloyphosphate (“STPP”) industry.  During the relevant time period of the subpoena, Solutia was an owner of Astaris LLC, a 50/50 joint venture with FMC Corporation, which manufactured and marketed phosphorus-based products, including STPP.  Solutia and its joint venture partner sold substantially all of the assets of Astaris in November 2005 to ICL.  Solutia has not engaged in the STPP business since the sale of its interest in the Astaris assets.  Solutia is fully cooperating with the DOJ in both investigations, which are ongoing.

Department of Labor Investigation of Solutia Inc. Savings and Investment Plan.  In 2005 the Department of Labor (“DOL”) contacted Solutia through the Employee Benefits Security Administration, informing Solutia that it wanted to conduct an investigation of Solutia’s SIP Plan.  Solutia fully cooperated with the DOL throughout the investigation.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

On December 6, 2006, the DOL issued a letter stating that, based on facts gathered; it appeared that Solutia, through its fiduciaries, breached its fiduciary obligations and violated provisions of ERISA with respect to the SIP Plan.  Specifically, the DOL stated that it found no evidence that: (1) the Pension and Savings Funds Committee (“PSFC”) sufficiently monitored the Solutia Stock Fund option within the SIP Plan to determine if the Solutia Stock Fund continued to be a prudent investment for the SIP Plan prior to December 15, 2003 and (2) Solutia's Board of Directors, CEO, and PSFC, prior to December 15, 2003, adequately monitored the SIP Plan fiduciaries, including the PSFC, the Employee Benefits Plan Committee, and the Northern Trust Company of Connecticut.  The DOL did not assert in its letter that the SIP Plan or its participants had been harmed by these alleged breaches.  Further, the DOL did not find that the offering of the Solutia Stock Fund as an investment option in the SIP Plan was itself a violation of ERISA, or that it caused any participant to suffer investment losses.  Further, the DOL did not assert any monetary fines against the Company based on its findings to date.  The DOL stated in the letter that its findings were subject to the possibility that additional information could lead the DOL to revise its views.

The DOL did not choose to file suit against Solutia's fiduciaries, instead offering Solutia the opportunity to voluntarily discuss how the alleged violations may be corrected.  Solutia submitted additional information to the DOL to support the Company’s request for reconsideration of the DOL’s findings. Solutia believes the DOL is likely to close its investigation in connection with the settlement of the Dickerson and Reiff cases mentioned above.

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

Texas Commission on Environmental Quality Administrative Enforcement Proceeding.  On August 11, 2006, the Executive Director of the Texas Commission on Environmental Quality (the “Commission”) commenced an administrative enforcement proceeding against Solutia by filing a petition with the Texas Commission on Environmental Quality.  The petition alleged certain violations of the State of Texas air quality program.  The Executive Director requested that an administrative penalty, the amount of which was de minimis, be assessed and that Solutia undertake corrective actions to ensure compliance with the Texas Health and Safety Code and the rules of the Commission in connection with alleged self-reported unauthorized emission events and deviations of air permits.  Solutia answered the petition on September 1, 2006, asserted affirmative defenses and requested a contested enforcement case hearing.  Solutia reached a settlement in principle with the Commission that includes payment of a de minimis penalty and contribution to an environmentally beneficial project in exchange for mitigation of a portion of the penalty.  All required corrective action has been completed.  The final settlement orders are subject to approval by the Commission at an upcoming Commission agenda meeting.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Environmental Liabilities

Environmental compliance and remediation costs and other environmental liabilities incurred by Solutia generally fall into two broad categories:  (a) those related to properties currently owned or operated by Solutia and (b) those related to properties that are not owned by Solutia, including non-owned properties adjacent to plant sites and certain owned offsite disposal locations.  For the owned and operated sites, Solutia had an accrued liability of $78 as of both December 31, 2007 and 2006, respectively, for solid and hazardous waste remediation, which represents Solutia’s best estimate of the underlying obligation.  In addition, this balance also includes post-closure costs at certain of Solutia’s operating locations.  This liability is not classified as subject to compromise in the Consolidated Statement of Financial Position because, irrespective of the bankruptcy proceedings, Solutia will be required to comply with environmental requirements in the conduct of its business, regardless of when the underlying environmental contamination occurred.

Solutia had an accrued liability, classified as subject to compromise in the Consolidated Statement of Financial Position, of $80 and $81 as of December 31, 2007 and 2006, respectively, for environmental remediation associated with properties not owned or operated by Solutia, but were assumed at the time of the Solutia Spinoff.  Remediation activities are currently being funded by Monsanto for all of these properties, with the exception of one off-site remediation project in Sauget, Illinois.  Monsanto’s funding of these remediation activities, and the resulting claim against Solutia which Monsanto has asserted inclusive of the non-quantified unliquidated and contingent components of their claim, will be resolved via the Plan as discussed in Note 1.  Under the Plan and the Monsanto Settlement Agreement, as between Monsanto and Solutia, Monsanto will accept financial responsibility for environmental remediation obligations at all sites for which the Company was required to assume responsibility at the Solutia Spinoff but which were never owned or operated by Solutia.  This includes more than 50 sites with active remediation projects and approximately 200 additional known sites and off-site disposal facilities, as well as sites that have not yet been identified.  Finally, Monsanto will share financial responsibility with Solutia for off-site remediation costs in Anniston, Alabama and Sauget, Illinois.  Under this cost-sharing arrangement, Monsanto will not be reimbursed for the first $50 of remediation costs funded at these sites during the Chapter 11 Cases but will be allowed an administrative expense claim for costs above this threshold.  Upon emergence, Solutia will be responsible for the funding of these sites up to a total expenditure of $325.  Thereafter, if needed, Monsanto and Solutia will share responsibility equally.  Additionally, any payments by Solutia in connection with the off-site areas are subject to Monsanto’s agreement to extend credit support to Solutia in the event costs exceed $30 in any year.

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

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

23. Supplemental Data

Supplemental income statement and cash flow data from continuing operations were:

	Year ended December 31,
Income Statement:	2007	2006	2005
Raw material and energy costs	$1,836	$1,601	$1,489
Employee compensation and benefits	551	519	500
Depreciation expense	105	99	100
Amortization of capitalized computer software	9	9	10
Taxes other than income	85	67	57
Rent expense	21	18	19
Provision for doubtful accounts (net of recoveries)	1	1	5
Research and development	37	37	40

Interest expense:
Total interest cost	$139	$104	$82
Less capitalized interest	5	4	3
Net interest expense	$134	$100	$79

Cash Flow:
Cash payments for interest (net of amounts capitalized)	$122	$97	$79
Cash payments for income taxes	22	4	10
Cash payments for reorganization items (a)	80	65	65

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$24	$14	$13

The effect of exchange rate changes on cash and cash equivalents was not significant.

(a)  Cash payments for reorganization items were included in Cash Used in Operations in the Consolidated Statement of Cash Flows in 2007, 2006 and 2005.

24. Segment and Geographic Data

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

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Performance Products	Integrated Nylon

SAFLEX® plastic interlayer

CRYSTEX® insoluble sulphur

LLUMAR®, VISTA®, GILA® and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS®  professional and retail window films

Rubber chemical antidegradants and primary accelerators

THERMINOL® heat transfer fluids

SKYDROL® aviation hydraulic fluids and SKYKLEEN® brand of aviation solvents

ASTROTURF®, CLEAN MACHINE®, and CLEAR PASS™ entrance matting and automotive spray suppression flaps
Nylon intermediate “building block” chemicals Nylon polymers, including VYDYNE® and ASCEND® Carpet fibers, including the WEAR-DATED® and ULTRON® brands Industrial nylon fibers

Solutia evaluates the performance of its operating segments based on segment profit, defined as earnings before interest expense and income taxes (“EBIT”), which includes marketing, administrative, technological and amortization expenses, gains and losses from asset dispositions and restructuring charges, certain equity earnings from affiliates, reorganization items and other income and expense items that can be directly attributable to the segment.  Certain expenses and other items that are managed outside the segments or cannot be directly attributable to the segment are excluded.  These unallocated items consist primarily of corporate expenses, adjustments to LIFO valuation reserve, equity earnings from affiliates, other income and expense items, reorganization items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the operating segment.  There were no inter-segment sales in the periods presented below.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Solutia’s 2007, 2006 and 2005 segment information follows:

	Year Ended December 31,
	2007		2006		2005
Segment:	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)
Performance Products	$1,643	$213	$1,064	$130	$1,003	$126
Integrated Nylon	1,892	80	1,731	(3)	1,642	(5)
Segment totals	3,535	293	2,795	127	2,645	121
Reconciliation to consolidated totals:
LIFO Adjustment		(30)		(3)		(39)
Corporate expenses		(68)		(41)		(64)
Equity earnings from affiliates		12		37		94
Interest expense		(134)		(100)		(79)
Other income, net		28		7		--
Loss on debt modification		(7)		(8)		--
Reorganization items, net		(297)		(57)		(20)
Consolidated totals:
Net sales	$3,535		$2,795		$2,645
Income (Loss) before income taxes		$(203)		$(38)		$13

	As of and for the Year Ended December 31,
	2007			2006			2005
Segment:	Assets	Capital Expenditures	Depreciation and Amortization	Assets	Capital Expenditures	Depreciation and Amortization	Assets	Capital Expenditures	Depreciation and Amortization
Performance Products	$1,462	$92	$54	$812	$51	$41	$767	$46	$36
Integrated Nylon	1,005	51	57	888	50	63	847	26	69
Segment totals	$2,467	$143	$111	$1,700	$101	$104	$1,614	$72	$105
Reconciliation to consolidated totals:
Discontinued Operations	7			42			109
Unallocated amounts	166	7	5	317	4	5	270	3	4
Consolidated totals	$2,640	$150	$116	$2,059	$105	$109	$1,993	$75	$109

Solutia’s geographic information for the year ended December 31, 2007, 2006 and 2005 follows:

	Net Sales			Property, Plant and Equipment, net
	2007	2006	2005	2007	2006

North America	$1,654	$1,582	$1,663	$699	$665
Europe/Africa	816	547	486	205	68
Asia Pacific	887	574	408	105	27
Latin America	178	92	88	43	24
Consolidated totals	$3,535	$2,795	$2,645	$1,052	$784

No individual foreign country represents greater than 10 percent of net sales for the years ended December 31, 2007, 2006 and 2005.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

25. Quarterly Data -- Unaudited

		First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net Sales	2007	$702	$911	$961	$961	$3,535
	2006	$650	$739	$709	$697	$2,795

Gross Profit	2007	103	124	160	102	489
	2006	76	122	95	67	360

Income (Loss) from Continuing Operations	2007	(8)	27	(111)	(130)	(222)
	2006	(22)	20	(10)	(44)	(56)

Income (Loss) from Discontinued Operations, net of tax	2007	--	29	--	(15)	14
	2006	6	4	49	(1)	58

Net Income (Loss)	2007	(8)	56	(111)	(145)	(208)
	2006	(16)	24	39	(45)	2

Basic and Diluted Income (Loss) per share:

Income (Loss) from Continuing Operations	2007	(0.08)	0.26	(1.06)	(1.24)	(2.12)
	2006	(0.21)	0.19	(0.10)	(0.42)	(0.54)

Income (Loss) from Discontinued Operations, net of tax	2007	0.00	0.28	0.00	(0.15)	0.13
	2006	0.06	0.04	0.47	(0.01)	0.56

Net Income (Loss)	2007	(0.08)	0.54	(1.06)	(1.39)	(1.99)
	2006	(0.15)	0.23	0.37	(0.43)	0.02

Common Stock Price:
2007	High	0.79	0.70	0.51	0.79	0.79
	Low	0.60	0.19	0.23	0.18	0.18

2006	High	0.50	0.50	0.52	0.75	0.75
	Low	0.28	0.35	0.33	0.39	0.28

(a)	Amounts have been adjusted from prior filing to present the DEQUEST® business as a discontinued operation as further described in Note 4.

In 2007 and 2006 certain events affecting comparability were recorded in Reorganization Items, net in the Consolidated Statement of Operations.  A comparison of reorganization items for these periods respectively is provided in Note 3.  Charges and gains recorded in 2007 and 2006 and other events affecting comparability recorded outside of reorganization items have been summarized below.

Net loss in the first quarter of 2007 included a charge of $7 for the write-off of debt issuance costs and recording of the DIP credit facility as modified at its fair value. Net income in the second quarter of 2007 included gains of $21 from the settlement of a litigation matter, net of legal expenses and $7 from the sale of a portion of the land at the manufacturing facility in Alvin, Texas.  In addition, Solutia recorded a charge of $2 resulting from the step-up in basis of Flexsys’ inventory in accordance with purchase accounting.  Net loss in the third quarter of 2007 included gains of $22 resulting from a contract termination by a customer which resulted in the immediate recognition of deferred revenue and $3 from the sale of a portion of the land at the manufacturing facility in Pensacola, Florida.  In addition, Solutia recorded charges of $4 for restructuring charges resulting from the termination of a third-party agreement at one of Solutia’s facilities, $2 for restructuring costs related principally to severance and retraining costs, $2 for recognition of interest expense on claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court and $1 resulting from the step-up in basis of Flexsys’ inventory in accordance with purchase accounting. Net loss in the fourth quarter of 2007 included charges of $25 for the

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

impairment of certain fixed asset groups in the Rubber Chemicals business, $6 for recognition of interest expense on claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court, $5 for net pension plan settlements, and $2 of restructuring charges related principally to severance and retraining costs.

Net loss in the first quarter of 2006 included charges of $9 for an environmental charge at one of Solutia’s facilities outside the U.S. and $9 for the write-off of debt issuance costs and recording of the DIP credit facility as modified at its fair value.  Net income in the second quarter of 2006 included a gain of $20 resulting from the reversal of a litigation reserve; charges of $1 related principally to severance and retraining costs and $1 for restructuring charges at the Flexsys joint venture.  Net income in the third quarter of 2006 included charges of $3 from early extinguishment costs for the refinancing of SESA’s Euronotes, $1 related principally to severance and retraining costs and $1 for restructuring charges at the Flexsys joint venture.  Net loss in the fourth quarter of 2006 included $2 for restructuring charges related principally to severance and retraining costs.  The Flexsys joint venture had net charges comprised of $2 for asset impairments and $1 for restructuring, partially offset by a $1 non-operational gain related to the reversal of a litigation reserve.

Under SFAS No. 128, Earnings per Share, the quarterly and total year calculations of basic and diluted loss per share are based on weighted average shares outstanding for that quarterly or total year period, respectively.  As a result, the sum of basic and diluted income (loss) per share for the quarterly periods may not equal total year income (loss) per share.

26. Condensed Consolidating Financial Statements

CPFilms, Inc., Monchem International, Inc., Monchem, Inc., Solutia Systems, Inc., Solutia Investments, LLC and Solutia Business Enterprises, Inc., 100% owned subsidiaries of Solutia (the “Guarantors”), are guarantors of Solutia’s 2009 Notes.  In connection with the completion of the October 2003 credit facility, Solutia Investments, LLC and Solutia Business Enterprises, Inc. became guarantors of the 2009 Notes through cross-guarantor provisions.  Solutia's obligations under the October 2003 facility were paid in full with the proceeds of the DIP credit facility dated January 16, 2004, which payment did not affect the Guarantors' obligations in respect of the 2009 Notes.  Certain other 100% owned subsidiaries of Solutia (the "DIP Guarantors") guaranteed the final DIP credit facility (as well as a smaller, interim DIP credit facility put in place as of December 19, 2003), but the DIP Guarantors were not required by the cross-guarantor provisions to guarantee the 2009 Notes.

The Guarantors fully and unconditionally guarantee the 2009 Notes on a joint and several basis.  The following consolidating financial statements present, in separate columns, financial information for:  Solutia on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of December 31, 2007 and December 31, 2006, and for the years ended December 31, 2007, 2006 and 2005.  The eliminating adjustments primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.  Solutia has not presented separate financial statements and other disclosures concerning the Guarantors as such information is not material and would substantially duplicate disclosures included elsewhere in this report.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Consolidating Statement of Operations
Year Ended December 31, 2007

	Parent Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$2,360	$212	$1,654	$(691)	$3,535
Cost of goods sold	2,216	98	1,437	(705)	3,046
Gross Profit	144	114	217	14	489

Marketing expenses	64	29	47	--	140
Administrative expenses	61	10	41	--	112
Technological expenses	32	3	10	--	45
Amortization of intangible assets	1	--	2	(1)	2

Operating Income (Loss)	(14)	72	117	15	190

Equity earnings (loss) from affiliates	122	40	(1)	(149)	12
Interest expense	(111)	(3)	(87)	67	(134)
Other income, net	49	21	92	(128)	34
Loss on debt modification	(7)	--	--	--	(7)
Reorganization items, net	(295)	(2)	(1)	--	(298)

Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit)	(256)	128	120	(195)	(203)
Income tax expense (benefit)	(38)	39	19	(1)	19
Income (Loss) from Continuing Operations	(218)	89	101	(194)	(222)
Income from discontinued operations, net of tax	10	--	4	--	14
Net Income (Loss)	$(208)	$89	$105	$(194)	$(208)

Consolidating Statement of Comprehensive Income
Year Ended December 31, 2007

	Parent Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Income (Loss)	$(208)	$89	$105	$(194)	$(208)
Other Comprehensive Income (Loss):
Currency translation adjustments	30	18	41	(59)	30
Amortization of prior service gain	(17)	--	1	(1)	(17)
Actuarial loss arising during the year, net of tax of $(1)	(8)	--	4	(4)	(8)
Amortization of actuarial loss, net of tax of $1	16	--	4	(4)	16
Comprehensive Income (Loss)	$(187)	$107	$155	$(262)	$(187)

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Consolidating Statement of Operations
Year Ended December 31, 2006

	Parent Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$2,163	$192	$898	$(458)	$2,795
Cost of goods sold	2,043	96	777	(481)	2,435
Gross Profit	120	96	121	23	360

Marketing expenses	74	24	33	--	131
Administrative expenses	64	10	23	--	97
Technological expenses	39	2	3	--	44
Amortization of intangible assets	--	--	1	--	1

Operating Income (Loss)	(57)	60	61	23	87

Equity earnings (loss) from affiliates	174	80	(7)	(209)	38
Interest expense	(79)	--	(55)	34	(100)
Other income, net	17	17	42	(60)	16
Loss on debt modification	(8)	--	--	--	(8)
Reorganization items, net	(68)	(2)	(1)	--	(71)

Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit)	(21)	155	40	(212)	(38)
Income tax expense (benefit)	(23)	31	12	(2)	18

Income (Loss) from Continuing Operations	2	124	28	(210)	(56)
Income from discontinued operations, net of tax	--	--	58	--	58

Net Income	$2	$124	$86	$(210)	$2

Consolidating Statement of Comprehensive Income
Year Ended December 31, 2006

	Parent Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Income	$2	$124	$86	$(210)	$2
Other Comprehensive Income (Loss):
Currency translation adjustments	(12)	(19)	(16)	35	(12)
Net realized gain on derivative instruments	1	--	--	--	1
Minimum pension liability adjustments, net of tax	24	--	(9)	9	24
Comprehensive Income	$15	$105	$61	$(166)	$15

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Consolidating Statement of Operations
Year Ended December 31, 2005

	Parent Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$2,055	$176	$814	$(400)	$2,645
Cost of goods sold	1,992	83	693	(427)	2,341
Gross Profit	63	93	121	27	304

Marketing expenses	77	23	30	--	130
Administrative expenses	59	8	25	--	92
Technological expenses	40	3	1	--	44
Amortization of intangible assets	--	--	1	--	1

Operating Income (Loss)	(113)	59	64	27	37

Equity earnings (loss) from affiliates	195	44	(6)	(137)	96
Interest expense	(57)	--	(49)	27	(79)
Other income, net	6	16	38	(52)	8
Loss on debt modification	--	--	--	--	--
Reorganization items, net	(45)	--	(4)	--	(49)

Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit)	(14)	119	43	(135)	13
Income tax expense (benefit)	(28)	31	7	--	10
Income from Continuing Operations	14	88	36	(135)	3
Income (loss) from discontinued operations, net of tax	(5)	--	13	--	8
Cumulative effect of change in accounting principle, net of tax	(1)	--	(2)	--	(3)
Net Income	$8	$88	$47	$(135)	$8

Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2005

	Parent Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Income	$8	$88	$47	$(135)	$8
Other Comprehensive Income (Loss):
Currency translation adjustments	(11)	(14)	(20)	34	(11)
Net realized loss on derivative instruments	(1)	--	--	--	(1)
Minimum pension liability adjustments, net of tax	(6)	--	4	(4)	(6)
Comprehensive Income (Loss)	$(10)	$74	$31	$(105)	$(10)

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Consolidating Balance Sheet
December 31, 2007

	Parent Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$(1)	$4	$170	$--	$173
Trade receivables, net	1	174	273	--	448
Intercompany receivables	158	804	226	(1,188)	--
Miscellaneous receivables	46	2	85	--	133
Inventories	175	24	246	(28)	417
Prepaid expenses and other assets	23	1	24	5	53
Assets of discontinued operations	4	1	2	--	7
Total Current Assets	406	1,010	1,026	(1,211)	1,231

Property, Plant and Equipment, net	580	82	390	--	1,052
Investments in Affiliates	2,554	328	(1)	(2,880)	1
Goodwill	--	76	47	26	149
Identified Intangible Assets, net	2	28	28	--	58
Intercompany Advances	236	1,238	1,567	(3,041)	--
Other Assets	68	1	80	--	149
Total Assets	$3,846	$2,763	$3,137	$(7,106)	$2,640

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$244	$8	$91	$--	$343
Intercompany payables	170	7	284	(461)	--
Accrued liabilities	156	9	131	--	296
Short-term debt, including current portion of long-term debt	952	--	30	--	982
Intercompany short-term debt	1	--	703	(704)	--
Liabilities of discontinued operations	2	--	4	--	6
Total Current Liabilities	1,525	24	1,243	(1,165)	1,627

Long-Term Debt	19	--	340	--	359
Intercompany Long-Term Debt	--	--	837	(837)	--
Other Liabilities	188	6	133	--	327
Total Liabilities not Subject to Compromise	1,732	30	2,553	(2,002)	2,313

Liabilities Subject to Compromise	3,709	420	20	(2,227)	1,922

Shareholders’ Equity (Deficit):
Common stock	1	--	--	--	1
Additional contributed capital	56	--	--	--	56
Treasury stock	(251)	--	--	--	(251)
Net (deficiency) excess of assets at spinoff and subsidiary capital	(113)	2,313	564	(2,877)	(113)
Accumulated other comprehensive loss	(46)	--	--	--	(46)
Accumulated deficit	(1,242)	--	--	--	(1,242)
Total Shareholders’ Equity (Deficit)	(1,595)	2,313	564	(2,877)	(1,595)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,846	$2,763	$3,137	$(7,106)	$2,640

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Consolidating Balance Sheet
December 31, 2006

	Parent Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$23	$14	$113	$--	$150
Trade receivables, net	2	147	122	--	271
Intercompany receivables	151	782	129	(1,062)	--
Miscellaneous receivables	68	1	35	--	104
Inventories	146	28	104	(15)	263
Prepaid expenses and other assets	23	1	6	3	33
Assets of discontinued operations	5	(3)	46	(6)	42
Total Current Assets	418	970	555	(1,080)	863

Property, Plant and Equipment, net	577	82	125	--	784
Investments in Affiliates	2,395	266	7	(2,475)	193
Goodwill	--	72	17	--	89
Identified Intangible Assets, net	1	26	4	--	31
Intercompany Advances	128	1,238	994	(2,360)	--
Other Assets	57	--	42	--	99
Total Assets	$3,576	$2,654	$1,744	$(5,915)	$2,059

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$171	$7	$35	$5	$218
Intercompany payables	174	13	153	(340)	--
Accrued liabilities	146	15	72	--	233
Short-term debt	650	--	--	--	650
Intercompany short-term debt	1	--	195	(196)	--
Liabilities of discontinued operations	4	--	18	(7)	15
Total Current Liabilities	1,146	35	473	(538)	1,116

Long-Term Debt	--	--	210	--	210
Intercompany Long-Term Debt	--	--	669	(669)	--
Other Liabilities	196	1	92	--	289
Total Liabilities not Subject to Compromise	1,342	36	1,444	(1,207)	1,615

Liabilities Subject to Compromise	3,639	412	21	(2,223)	1,849

Shareholders’ Equity (Deficit):
Common stock	1	--	--	--	1
Additional contributed capital	56	--	--	--	56
Treasury stock	(251)	--	--	--	(251)
Net (deficiency) excess of assets at spinoff and subsidiary capital	(113)	2,206	279	(2,485)	(113)
Accumulated other comprehensive loss	(67)	--	--	--	(67)
Accumulated deficit	(1,031)	--	--	--	(1,031)
Total Shareholders’ Equity (Deficit)	(1,405)	2,206	279	(2,485)	(1,405)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,576	$2,654	$1,744	$(5,915)	$2,059

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2007

	Parent Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used In) Operations	$(171)	$28	$92	$--	$(51)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(69)	(10)	(71)	--	(150)
Acquisition and investment payments	(10)	--	(121)	--	(131)
Restricted cash	--	--	4	--	4
Investment proceeds and property disposals	45	--	27	--	72
Cash (Used In) Investing Activities	(34)	(10)	(161)	--	(205)

FINANCING ACTIVITIES:
Net change in multi-currency lines of credit	--	--	14	--	14
Proceeds from short-term debt obligations	325	--	--	--	325
Reductions in short-term debt obligations	(53)	--	--	--	(53)
Proceeds from long-term debt obligations	--	--	75	--	75
Reduction in long-term debt obligations	--	--	(4)	--	(4)
Net change in revolving credit facilities	30	--	(91)	--	(61)
Debt issuance costs	(7)	--	--	--	(7)
Deferred debt issuance costs	--	--	(4)	--	(4)
Other financing activities	(6)	--	--	--	(6)
Changes in investments and advances from (to) affiliates	(108)	(28)	136	--	--
Cash Provided by (Used In) Financing Activities	181	(28)	126	--	279

Increase (Decrease) in Cash and Cash Equivalents	(24)	(10)	57	--	23

CASH AND CASH EQUIVALENTS:
Beginning of year	23	14	113	--	150
End of year	$(1)	$4	$170	$--	$173

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006

	Parent Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used In) Operations	$(277)	$35	$58	$--	$(184)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(66)	(6)	(37)	--	(109)
Acquisition and investment payments	(23)	--	7	--	(16)
Property disposals and investment proceeds	5	--	72	--	77
Cash Provided by (Used In) Investing Activities	(84)	(6)	42	--	(48)

FINANCING ACTIVITIES:
Net change in short-term debt obligations	350	--	--	--	350
Payments on long-term debt obligations	--	--	(51)	--	(51)
Debt issuance costs	(9)	--	--	--	(9)
Deferred debt issuance costs	--	--	(8)	--	(8)
Other financing activities	--	--	(7)	--	(7)
Changes in investments and advances from (to) affiliates	42	(30)	(12)	--	--
Cash Provided by (Used In) Financing Activities	383	(30)	(78)	--	275

Increase (Decrease) in Cash and Cash Equivalents	22	(1)	22	--	43

CASH AND CASH EQUIVALENTS:
Beginning of year	1	15	91	--	107
End of year	$23	$14	$113	$--	$150

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005

	Parent Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used In) Operations	$(150)	$62	$64	$--	$(24)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(46)	(13)	(22)	--	(81)
Property disposals and investment proceeds	79	--	2	--	81
Cash Provided by (Used In) Investing Activities	33	(13)	(20)	--	--

FINANCING ACTIVITIES:
Net change in cash collateralized letters of credit	17	--	--	--	17
Changes in investments and advances from (to) affiliates	59	(41)	(18)	--	--
Deferred debt issuance costs	(1)	--	--	--	(1)
Cash Provided by (Used In) Financing Activities	75	(41)	(18)	--	16

Increase (Decrease) in Cash and Cash Equivalents	(42)	8	26	--	(8)

CASH AND CASH EQUIVALENTS:
Beginning of year	43	7	65	--	115
End of year	$1	$15	$91	$--	$107

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, Solutia carried out an evaluation, under the supervision and with the participation of Solutia’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, Solutia’s disclosure controls and procedures are effective in timely alerting them to material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia’s periodic SEC filings.  The Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2007, Solutia’s disclosure controls and procedures are effective to provide reasonable assurance that Solutia records, processes, summarizes, and reports the required disclosure information within the specified time periods.  Further, there were no changes in Solutia’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

MANAGEMENT REPORT

Management of Solutia Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Solutia’s internal control over financial reporting is a process designed by, or under the supervision of, Solutia’s principal executive and principal financial officers and effected by Solutia’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Solutia’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Solutia;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Solutia are being made only in accordance with authorizations of management and directors of Solutia; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Solutia’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Solutia’s internal control over financial reporting as of December 31, 2007.  Solutia excluded from its assessment the internal control over financial reporting at Flexsys, which was acquired on May 1, 2007, and whose financial statements reflect total assets and revenues constituting 22 percent and 13 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.  Solutia will include Flexsys in its evaluation of the design and effectiveness of internal control over financial reporting as of December 31, 2008.

SOLUTIA INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, management believes that Solutia maintained effective internal control over financial reporting as of December 31, 2007.

Solutia’s independent auditors have issued an attestation report on Solutia’s internal control over financial reporting.  This report appears on pages 55-56.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table shows information about our directors as of February 27, 2008:

Name, Age, Year First Became a Solutia Director	Other Directorships	Principal Occupation and Other Business Experience Since At Least January 1, 2003
Jeffry N. Quinn, 49 2004	Tecumsah Products Company
President, Chief Executive Officer and Director since May 2004.  Named Chairman of the Board on February 22, 2006.  Mr. Quinn previously served as Solutia’s Senior Vice President, General Counsel and Chief Restructuring Officer from 2003 to 2004.  Prior to joining Solutia, Mr. Quinn  served from 2000 to 2002 as Executive Vice President, Chief Administrative Officer and General Counsel of Premcor Inc., an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products.  Premcor Inc. is now owned by Valero Energy Corp.

Paul H. Hatfield, 72 1997	Bunge Limited; Maritz, Inc.; Penford Corporation
Principal of Hatfield Capital Group, a private investment company.  Previously, Mr. Hatfield served as Chairman of the Board, President and Chief Executive Officer of Petrolite Corporation, a specialty chemical company offering integrated technologies with products and services which are used primarily in energy-related industries, from 1995 through 1997.  Petrolite Corporation is now known as Baker Petrolite, a division of Baker Hughes.

Robert H. Jenkins, 64 1997	AK Steel Holdings Corporation; CLARCOR Inc.; Jason Inc.; ACCO Brands
Retired Chairman of the Board and Chief Executive Officer, Sundstrand Corporation.  Previously, Mr. Jenkins served as Chairman of the Board and Chief Executive Officer of Sundstrand Corporation, a multinational organization engaged in the design, manufacture and sale of a variety of proprietary, technology-based components and systems for diversified international markets, from 1997 through 1999.

Frank A. Metz, Jr., 74 1997	None
Retired Senior Vice President, Finance and Planning and Chief Financial Officer, International Business Machines Corporation, an information technology company.  Previously served as Senior Vice President, Finance and Planning and Chief Financial Officer of IBM, from 1986 through 1993 and as a Director of IBM from 1991 through 1993.

J. Patrick Mulcahy, 64 1999	Energizer Holdings, Inc.; Hanesbrands Inc.; Ralcorp Holdings, Inc.
Chairman, Energizer Holdings, Inc., a manufacturer of primary batteries, flashlights and men’s and women’s wet-shave products.  Mr. Mulcahy previously served as Chief Executive Officer of Energizer Holdings, Inc., from 2000 through 2005.

Sally G. Narodick, 62 2000	Cray Inc.; Penford Corporation; Puget Energy, Inc., and its wholly owned subsidiary, Puget Sound Energy, Inc.; SumTotal Systems, Inc.
Retired President, Narodick Consulting, an educational technology and e-learning consulting firm, from 2000 through 2004.  Ms. Narodick previously served as Chief Executive Officer of Apex Learning, Inc., an educational software company, from its founding in 1998 until 2000.

John B. Slaughter, 73 1997	None
President and Chief Executive Officer, National Action Council for Minorities in Engineering, Inc. (a non-profit corporation).  Mr. Slaughter previously served as the Irving R. Melbo professor of leadership in education at the University of Southern California and President Emeritus of Occidental College from 1999 through 2000.

All the directors were elected prior to our Chapter 11 filing.  We have not held an annual shareholders’ meeting during our Chapter 11 case.

Officers

The following table shows information about our executive officers as of February 27, 2008:

Name, Age and Position with Solutia	Year First Became an Executive Officer of Solutia	Other Business Experience Since At Least January 1, 2003
Jeffry N. Quinn, 49 President, Chief Executive Officer and Chairman of the Board	2003
President, Chief Executive Officer and Director since May 2004.  Named Chairman of the Board on February 22, 2006.  Mr. Quinn previously served as Solutia’s Senior Vice President, General Counsel and Chief Restructuring Officer from 2003 to 2004.  Prior to joining Solutia, Mr. Quinn served from 2000 to 2002 as Executive Vice President, Chief Administrative Officer and General Counsel of Premcor Inc., an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products.  Premcor Inc. is now owned by Valero Energy Corp.

James M. Sullivan, 47 Senior Vice President, Chief Financial Officer and Treasurer	2004	Senior Vice President, Chief Financial Officer and Treasurer since 2004. Mr. Sullivan served as Solutia’s Vice President and Controller from 1999 through 2004.
Luc De Temmerman, 53 Senior Vice President and President, Performance Products	2003
Senior Vice President and President, Performance Products since 2005.  Mr. De Temmerman is a long-time Solutia employee who has previously served as Senior Vice President and Chief Operating Officer from 2004 through 2005; Vice President and General Manager, Performance Products, from 2003 through 2004; Worldwide Commercial Director for Laminated Glazing Products and Services, from 2001 through 2002.

Kent J. Davies, 44 Senior Vice President and President, CPFilms	2006
Senior Vice President and President, CPFilms since January 2006.  Mr. Davies previously served as Senior Vice President, Marketing, R&D and Regulatory, for United Industries Corp., a global consumer products company, from 2002 through 2005 and Senior Vice President, Marketing of United Industries Corp., from 2001 through 2002.

James R. Voss, 41 Senior Vice President and President, Flexsys	2005
Senior Vice President and President, Flexsys since 2007.  Mr. Voss served as Senior Vice President, Business Operations from 2005 to 2007.  Mr. Voss served as Senior Vice President and Chief Administrative Officer of Premcor Inc., an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States, from 2000 through 2005.  Premcor Inc. is now owned by Valero Energy Corp.

Jonathon P. Wright, 48 Senior Vice President, Integrated Nylon	2005
Senior Vice President and President, Integrated Nylon since 2005.  Mr. Wright served as a Vice President for Charles River Associates, an international economic and business consulting firm, from 2002 through 2005 where he worked extensively in the petrochemical, specialty chemical and related process industries.  Mr. Wright was a Managing Director of Arthur D. Little’s North American Strategy and Organizational Consulting business from 1997 through 2002.

Robert T. DeBolt, 47 Senior Vice President, Business Operations	2007
Senior Vice President, Business Operations since 2007.  Mr. DeBolt served as Vice President of Corporate Strategy from 2005 to 2007 and as the Controller for Integrated Nylon from 2003 through 2004.  Prior thereto, Mr. DeBolt was responsible for all of our manufacturing facilities.

Rosemary L. Klein, 40 Senior Vice President, General Counsel and Secretary	2004
Senior Vice President, General Counsel and Secretary since 2004.  Ms. Klein served as Solutia’s Vice President, Secretary and General Counsel, Corporate and External Affairs in 2004 and Assistant General Counsel in 2003.  Ms. Klein served as Assistant General Counsel and Secretary of Premcor Inc., an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States, from 2000 through 2003.  Premcor Inc. is now owned by Valero Energy Corp.

Harold E. Wallach, 45 Senior Vice President, Human Resources	2007
Senior Vice President, Human Resources since 2007.  Mr. Wallach served from 2000 until 2007 as a Market Leader for Mercer Human Resources Consulting, one of the world’s largest human resources consulting firms.  Prior to joining Mercer, Mr. Wallach held management positions with two other leading human resources consulting firms:  Buck Consultants from 1994 to 2000 and Hewitt, Inc. from 1990 to 1994.

The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

Audit and Finance Committee; Audit Committee Financial Expert

The members of our Audit and Finance Committee, which met six times in 2007, are Mr. Metz, chairman; Mr. Mulcahy, Mrs. Narodick and Dr. Slaughter.  Our board of directors has concluded that each member of the committee is independent within the meaning of Rule 10A-3 of the Exchange Act of 1934 and the New York Stock Exchange’s listing standards.  The board has also concluded that Mr. Metz is an audit committee financial expert, as that term is defined in the rules issued under the Sarbanes-Oxley Act of 2002.

The purpose of the committee is to assist the board in overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of the independent auditor, the performance of the independent auditor and our internal audit function, and our systems of disclosure controls and internal controls over financial reporting, and to prepare the report required by the rules of the U.S. Securities and Exchange Commission.

Among the committee’s responsibilities is the selection of our independent auditor.

The committee’s written charter sets out the functions the committee is to perform, in light of the Sarbanes-Oxley Act of 2002 and the rules of the New York Stock Exchange.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of holdings and transactions in our common stock with the Securities and Exchange Commission.  During 2007, all reports required by our directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934 were made in a timely manner.

Corporate Governance

Our board of directors has adopted a Code of Ethics for Senior Financial Officers.  This code applies to our chief executive officer and the other senior officers who have financial responsibilities, including our chief financial officer, treasurer, controller and general counsel.  This code is filed as an exhibit to this Annual Report on Form 10-K.  Also, our Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters of the Audit and Finance Committee, Executive Compensation and Development Committee and Governance Committee are available at our web site www.solutia.com.  Any person who wishes to obtain a copy of any of these documents may do so by writing to Investor Relations, Solutia Inc., 575 Maryville Centre Drive, St. Louis, Missouri 63141.

Legal Proceedings

For a description of the Dickerson v. Feldman and Reiff v. Metz litigation pending against certain of our former directors and officers see the fourth paragraph under "Other Legal Proceedings" on page 24 above.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

The Executive Compensation and Development Committee of our Board of Directors (the “ECDC”) establishes our compensation philosophy and enacts and administers programs consistent with that philosophy.  Our ECDC does this in consultation with our Chief Executive Officer and our senior-level human resources personnel.  Our ECDC functions pursuant to a designation of authority from the full Board of Directors and in accordance with a written charter which was approved by our ECDC and the full Board of Directors.

To help ensure that we are able to attract and retain key executives capable of meeting critical industry and company-specific challenges, our ECDC has adopted a pay-for-performance philosophy for our executives, including our Chief Executive Officer, which is designed to support our efforts to create our high performance culture.  The key objectives of this philosophy are to:

•
Attract, retain and motivate executive officers, in part by maintaining programs that offer competitive total compensation opportunities (as compared to similarly situated companies) while providing for recognition of outstanding performance and penalties for performance that is not competitive;

•	Promote and reward for the achievement of short-term and long-term operating and financial objectives that will maximize the value of our bankruptcy estate for our constituents; and
•	Avoid creation of an entitlement mentality by sufficiently differentiating between high-performers who drive our performance and those who do not.

Our ECDC believes that the programs in place are well-designed to achieve the above stated compensation philosophy; however, certain of our decisions with respect to executive compensation matters have been subject to Bankruptcy Court approval.  As part of the court approval process, these ECDC determinations are subject to objections by constituents in our Chapter 11 case.  In the opinion of the ECDC, the perspectives of these various constituents in some cases, may not be consistent with the Board’s obligations to maximize the value of our estate for the benefit of all constituents.

As a result of being in Chapter 11, we have been unable to offer effective long-term compensation programs.  The inability to offer any equity-based long term compensation has resulted in the need to place greater emphasis on annual incentives in order to adhere to the above stated compensation philosophy.  In late 2007, the Bankruptcy Court approved a new management long-term incentive plan along with specific restricted stock and stock option awards for senior executives.  These awards, to be effective upon our Chapter 11 Plan of Reorganization (the “Plan”) becoming effective (the “Effective Date”) will significantly aid in offering a competitive mix and level of pay to all management level employees.

Establishing Compensation Programs and Compensation Levels

Our Chief Executive Officer, Jeffry N. Quinn (the “CEO”), plays a significant role in the compensation determination process, other than with respect to his own compensation.  Our CEO participates in ECDC meetings at the ECDC’s request to provide:

•	Background information regarding our operating and financial objectives;
•	His evaluation of the performance of the senior executive officers; and
•	Compensation and professional development recommendations as to senior executive officers (other than himself).

The ECDC evaluates the performance of the CEO and, subject to Bankruptcy Court approval, makes all compensation decisions related to the CEO and other members of the executive leadership team.

To assist the ECDC in making decisions regarding compensation program design and appropriate compensation levels, our ECDC employs Mercer, an internationally recognized compensation consulting firm.  Mercer provides our ECDC with company-specific compensation market data from its review of the public filings of certain peer companies.  Mercer advises the ECDC on program design and competitive compensation levels.  Our ECDC established two peer groups to be used in evaluating the overall competitiveness of our compensation program (the “Peer Groups”).  The Peer Groups were chosen based on a number of factors, including similar lines of business and the overall size and value of the peer companies.   One of the Peer Groups consists of 13

chemical companies whose average size and complexity is similar to ours.  The second peer group includes similarly situated companies currently in Chapter 11. The Peer Groups are evaluated and updated at least once a year and more often, if necessary.  For 2007, the following organizations were in the Peer Groups:

Chemical Company Peer Group	Chapter 11 Peer Group
Eastman Chemical Celanese Ecolab Lubrizol Chemtura Cytec Valspar RPM Polyone Cabot FMC Hercules International Flavors & Fragrances	Owens Corning* Federal Mogul* USG* Armstrong Holdings* WR Grace Kaiser Aluminum*

(*) These organizations have emerged from Chapter 11; however, all were in Chapter 11 for most or all of 2006 which was the benchmark we used to construct the 2007 compensation programs.

 The ECDC annually compares the compensation program for our executive officers, including our CEO, Chief Financial Officer (“CFO”), and our three other most highly paid executive officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), to programs of companies in the Peer Groups.

Components of Executive Compensation

The principal components of our current executive compensation program, including for our Named Executive Officers, are:

•	Base salary;
•	Annual bonus; and
•	For certain of our senior executives, including our Named Executive Officers, a bonus related to emergence from Chapter 11.

Each of these elements is discussed more fully below.

Category	Reward Element	Purpose	Exercise of Discretion
Base pay	Salary	Minimum compensation required to be competitive	Qualifications, performance, scope of responsibilities, & market practice
Annual Incentive	Annual Incentive Plan “AIP”	Incentive for strong annual operating performance	• Introduced emergence multiplier to provide incentive to complete restructuring
• Assessed in context of lack of long-term incentive compensation
· Assessed 2007 funding goals relative to actual historical results, peer group historical performance, and business plans
Employee Benefits	Various (see benefits below)	Provides security for basic life needs and prevents catastrophic financial loss	Not applicable
Perquisites	Financial and tax planning	Reduces the time and attention executive would otherwise spend on personal financial affairs affording them more time to focus on their responsibilities	Emphasizes performance based pay by keeping these at a minimum
Retirement benefits	401(k)	Provide savings opportunity	Previously froze the defined benefit pension program as a part of restructuring
Severance	Individual agreements	Assures continued service of executives by providing protection in the event of a no-fault termination	Designed a market competitive program to meet objectives

Annual Compensation

Mix of Compensation Components

Annual cash compensation for our employees and executives, including our Named Executive Officers, is comprised of a mixture of base salary and an annual performance-based bonus.  The exact mix between fixed compensation (base pay) and variable compensation (annual bonuses) varies based upon an employee’s role in the organization.  In allocating annual compensation opportunity between base salary and annual bonus, our ECDC believes that the compensation of our most senior management personnel – those levels of management having the greatest ability to influence our performance – should be weighted more heavily to variable compensation tied to our performance.  As position and responsibility increase, our ECDC believes that an increasing portion of an employee’s total compensation should be performance based, and contingent upon the achievement of our financial and operating objectives.

As a result, while almost all of our employees have an annual bonus opportunity, those at senior management levels receive a greater percentage of their annual cash compensation opportunity in the form of a bonus and therefore a greater amount of their total annual compensation is at risk.  Our ECDC believes that such a structure creates a strong incentive for our senior executives to drive high levels of performance.

Base Salary

Base salary is a critical element of executive compensation as it is the only element of compensation that provides our executives with an assured annual cash compensation amount.  We generally attempt to maintain base salaries for senior executives at approximately the 50th percentile of companies in our Peer Groups.  In determining the appropriate base salary level, our ECDC considers a number of factors including:

•	the executive’s qualifications, past performance and experience;
•	the scope of the executive’s responsibilities;

•	salary practices at other companies within our Peer Group for similar positions;
•	our internal equity considerations; and
•	our overall performance.

Base salaries are reviewed on an annual basis, and may be adjusted from time to time based on the above criteria.  See the Summary Compensation Table on page 131 for more information about the base salaries of our Named Executive Officers.

Annual Bonus

Our annual bonus plan, which was approved for 2007 by the Bankruptcy Court on April 11, 2007, is the Solutia Annual Incentive Program (the “AIP”).   The AIP is a broad-based plan that applies to nearly all of our employees. The AIP serves as an integral component of annual compensation for employees and fosters our pay-for-performance philosophy.  The AIP is designed to deliver a significant portion of each executive’s annual overall compensation opportunity in the form of a cash bonus based on achievement of key financial and operating objectives.  Our ECDC administers the AIP.  The following is a description of the provisions of the AIP.

Target Bonuses

Each participant in the AIP has a set target bonus.  Target bonuses are based upon both external and internal considerations.  Our ECDC’s philosophy is that, from an external perspective, target bonuses are set such that median performance will result in median annual compensation compared with the market and that performance above or below median levels will result in compensation above or below median levels. From an internal perspective, target bonuses are determined primarily by salary grade level within the organization.  Salary grade levels are reflective of an individual’s job and level of responsibility.  In general, those with direct profit-and-loss responsibility have a higher target bonus opportunity than another participant at the same salary grade level who does not have direct profit-and-loss responsibility.

Bonus Pools

Our AIP is based upon a bonus pool concept.  There are separate bonus pools determined for enterprise-level participants and the participants in each business unit in the following manner.  Each year our ECDC establishes financial and operating performance metrics for the enterprise and for each business unit and a weighting for each metric.  These determinations are based on the advice and recommendation of management.  For each metric, a threshold (0.50x), target (1.0x), and maximum (3.0x) funding level is determined by our ECDC.  Under the AIP these funding levels are referred to as funding factors.  If the threshold performance level is not met with respect to any particular performance metric there is no funding of the bonus pool with respect to that metric.   The target level funding or a 1.0x funding factor is the aggregate of all target bonuses for participants in the AIP.

These determinations by our ECDC in effect establish a correlation between performance and funding for bonuses.  For example, if only threshold level performance was achieved for all metrics, the funding factor would be 0.50x and total bonus pool would be only 50% of the sum of all participants’ target bonuses.  Conversely, if maximum performance levels were achieved for all metrics the funding factor would be 3.0x and the total bonus pool would be 300% of the sum of all participants’ target bonuses.  At the end of the year, our performance and the performance of our business units against the pre-established metrics is measured and our ECDC determines the funding factor for each bonus pool.

Funding History of Bonus Pools

The enterprise and each business unit achieved at least the threshold level of performance during the previous three years and, during that period, the average overall annual funding of the bonus pools has been at 42% of the maximum and 127% of the target. Overall funding of the AIP for 2007 was approved by the ECDC at 47% of maximum and 141% of target.

2007 Performance Metrics

 The performance metrics for 2007 for each incentive pool are as set forth in the following chart:

Bonus Pool	Measure	Weight	Measure	Weight	Measure	Weight
Enterprise Pool	Enterprise EBITDAR(1)	75%	Enterprise Working Capital as a % of Revenue	25%	N/A	N/A
Integrated Nylon Pool	EBITDAR	75%	Working Capital as a % of Revenue	25%	N/A	N/A
SAFLEX® Pool	EBITDAR	50%	Working Capital as a % of Revenue	25%	Gross Margin %	25%
CPFilms Pool	Gross Profit	75%	Working Capital as a % of Revenue	25%	N/A	N/A
Other Performance Products	EDITDAR	75%	Working Capital as a % of Revenue	25%	N/A	N/A
Flexsys	EBITDAR	75%	Free Cash Flow	25%	N/A	N/A

(1) “EBITDAR” for purposes of the AIP means earnings before interest, taxes, depreciation and amortization plus reorganization items, in accordance with United States generally accepted accounting principles (“GAAP”) and subject to historical internal reporting standards.

The ECDC sets performance metrics at levels deemed appropriate based on industry expectation, market opportunities and other factors the ECDC believes are relevant.  Maximum funding levels for each metric reflect very ambitious goals which can only be attained when business results are exceptional.  Similarly, threshold funding levels are set sufficiently high that some metrics will not be met in every year, although the threshold level has been exceeded for each of the previous three years for each  bonus pool.

Emergence Metric

The 2007 AIP also includes a bankruptcy emergence metric for all of the Named Executive Officers as well as ten other executives, that is designed to incent such executives to promptly emerge from Chapter 11 while maximizing the value of the bankruptcy estates. Each Emergence Metric Employees' actual bonus awarded under the 2007 AIP will be multiplied by a factor based on the Emergence Date.

Emergence Date	Quinn	Sullivan	Wright De Temmerman Voss
Q2 '07	1.5x	1.5x	1.3x
Q3 '07	1.3x	1.3x	1.2x
Q4 '07	1.1x	1.1x	1.1x
No emergence	0.8x	0.9x	1.0x

“Emergence Date" means such date on which the Bankruptcy Court, if ever, shall have confirmed a plan of reorganization of the Company under Chapter 11 of the United States Bankruptcy and such plan shall have become effective; provided, however, that if the plan of reorganization is confirmed in 2007, but becomes effective in 2008, the Emergence Date shall be deemed to be the date the plan of reorganization was confirmed.  The Plan was confirmed on November 29, 2007, thus the emergence metric was funded. Payment will be made as soon as practicable after the Effective Date.

Bonus Determinations

Once the bonus pools are established, individual bonuses are determined as part of our performance management process.  Individual bonuses are comprised of an objective portion and a subjective portion.

Forty-five percent (45%) of each bonus pool is paid out on an objective basis to participants in that pool.  This is the objective portion of a participant’s bonus.  Forty-five percent (45%) of each bonus pool is allocated to individual participants within the pool based upon individual performance versus set goals and individual performance versus peer performance.  The remaining ten percent (10%) of each bonus pool is aggregated to constitute an enterprise discretionary pool which can be allocated to any participant in the AIP.  Allocations from these discretionary funds constitute the discretionary portion of a participant’s bonus.

Each participant’s target bonus is multiplied by the relevant funding factor (the same funding factor that was used to determine the size of the bonus pool from which the participant’s bonus is paid).  By definition, the sum of all performance adjusted target bonuses for all participants in one of the bonus pools equals the total bonus pool.  As a result, a participant is guaranteed 45% of his or her target adjusted performance bonus, except in cases of unsatisfactory individual performance.  The discretionary portion of a participant’s bonus can range from zero upward, which is limited only by the total funding of the relevant bonus pool.  However, our ECDC has determined, as an administrative policy matter, that except in extreme cases, the maximum bonus a participant can receive under the AIP is 200% of his or her performance adjusted target bonus.

The aggregate of all bonuses paid from each of the bonus pools cannot exceed the amount of the pool except that any discretionary bonus paid to the CEO in excess of 50% of his performance adjusted target bonus, does not, at the discretion of our ECDC, diminish the pool available for bonuses to other participants.

Bonus Ranges

The provisions described above in effect determine the range of potential bonus for a participant in any given year.  If threshold performance levels are not met, there would be no bonus pool resulting in no bonuses.  If a bonus pool is funded, except in cases of unsatisfactory individual performance, a participant would be eligible to receive a minimum bonus of 45% of their performance adjusted target bonus to a maximum bonus of two times their performance adjusted target bonus.  Since the maximum funding factor that can be achieved is 3.0x (if the maximum performance is achieved) a participant’s maximum performance adjusted bonus would be three times their target bonus and the maximum bonus they could receive is two times this amount or six times their target bonus.

Bonuses of Named Executive Officers

The bonuses of our CEO and other Named Executive Officers are determined in accordance with the above plan provisions. Our ECDC determines the bonus for our CEO.  The ECDC also reviews and approves our CEO’s recommendations for bonus awards to our executive leadership team including the other Named Executive Officers.

For 2007 our Named Executive Officers were eligible to receive awards from the following incentive pools, in addition to the enterprise discretionary bonus pool:

Named Executive Officer	Bonus Pools
J. N. Quinn	Enterprise Pool
J. M. Sullivan	Enterprise Pool
L. De Temmerman	SAFLEX® Pool and Other Performance Products Pool
J. R. Voss	Flexsys Pool
J. P. Wright	Integrated Nylon Pool

The target annual bonus for each Named Executive Officer is in accordance with the Named Executive Officer’s employment agreement with us as described in “Employment Agreements with Named Executive Officers” on page 135.

Based upon our performance in 2007 and the funding of the incentive pools, among other factors, the following items were considered by the ECDC in determining the amount of the discretionary bonus for our CEO and in approving the recommendations made by the CEO regarding senior executives.

•	The significant improvement in our financial performance despite such challenges as continuously escalating raw material costs and managing the competing demands of the Chapter 11 process;
•
The significant progress in our Chapter 11 case including approval of the disclosure statement and confirmation of our Plan by the Bankruptcy Court, the oversubscription to our equity rights offering; and the successful resolution of significant outstanding claims including those of JP Morgan, the 2009 bondholders and Calpine;

•	The construction and completion of our first “greenfield” plant in Suzhou, China;
•	The continued upgrading of our portfolio as evidenced by the disposition of our Dequest business and the acquisition and our successful integration of the remainder of the Flexsys joint venture;

•
The preparation for post-emergence transition to a reorganized public company, including successfully recruiting and orienting new members of the Board of Directors who will be appointed as of the Effective Date and the listing or Reorganized Solutia common stock on the New York Stock Exchange on a “when issued” basis; and

•
The strong leadership of the executive team that has been successful in retaining our management talent and keeping morale high and the organization focused notwithstanding the challenges of the Chapter 11 proceeding.

Please see the “Grants of Plan Based Awards Table” on page 132 for estimated payouts under the AIP at threshold, target and maximum payout levels for each Named Executive Officer for the fiscal year ended December 31, 2007.  The actual bonus amount paid under the AIP to each Named Executive Officer can be found in the Summary Compensation Table on page 131.

The CEO is paid more than the other Named Executive Officers because of market pay practices and the scope of his responsibility and the impact of his leadership on results.  The variation in actual annual cash compensation reflects mainly the performance of the executive’s business unit relative to goal.

Long Term Incentives and Emergence Bonus

Equity Based Incentives

Use of our long-term equity based incentive plan was suspended upon our Chapter 11 filing and no awards have been made under it since that time.  Although suspended, our long-term incentive plan previously included a stock incentive plan under which stock options, restricted stock or other awards of stock-based compensation could be granted.  Certain of our Named Executive Officers hold stock options that were granted prior to the suspension of our long-term incentive plan.  Under the terms of the Plan our existing shares of common stock, as well as options and warrants to purchase common stock, will be cancelled on the Effective Date.  Holders of options, including the Named Executive Officers, will not receive any consideration in our Chapter 11 case for the cancellation of their options.  See the “Outstanding Equity Awards at Fiscal Year-End Table” on page 133 for more information regarding the stock options owned by our Named Executive Officers.

Our executives have not had the opportunity to be rewarded for the achievement of long term performance goals.  Consequently, the total compensation our executives can earn has been significantly impaired as compared to executives at companies that have long term incentive plans.  Long term incentive compensation, particularly in the form of equity-based compensation, creates an ownership mentality, encourages retention and helps balance longer-term strategic goals with shorter-term operating and financial goals.  The absence of such incentives has been a significant shortcoming in our current programs, especially with respect to our senior executives for whom, under competitive market practices, long-term compensation would normally constitute a significant part of total compensation.

Emergence Bonus

Pursuant to their employment agreements and under certain circumstances, each of our Named Executive Officers is entitled to receive an emergence bonus when we emerge from Chapter 11.  When we entered into employment agreements in 2004 and 2005 with our Named Executive Officers, our ECDC believed that the inclusion of an emergence bonus would provide a strong incentive for our Named Executive Officers to achieve our emergence from Chapter 11 as soon as reasonably practicable and provide long-term compensation that would serve as a reasonable substitute for the lack of any other long-term compensation program.  However, the delay in our emergence from Chapter 11, which has been caused by factors outside the control of our senior management, and other program design issues, have diminished the annualized value of potential awards under this plan.  See “Employment Agreements with Named Executive Officers” on page 135 for a description of the emergence bonuses that each Named Executive Officer may be entitled to receive.

Termination/Severance Agreements

All senior executives, including our Named Executive Officers, are parties to employment agreements with us which specify payments upon termination for various causes.  In the event of a “not for cause” termination (as defined in the respective employment agreements), our Named Executive Officers are entitled to receive various amounts based on multiples of their base salaries and annual bonuses.  Senior executives are also entitled to four months continuation of health insurance at active employee contribution rates and executive outplacement services.  See “Employment Agreements with Named Executive Officers” on page 135 and the “Potential Payments Under Employment Agreements” on page 136 for a description of the terms of the employment agreements and an estimate of the benefits that our Named Executive Officers would be entitled to receive pursuant to their respective employment agreements under various employment termination scenarios.

Benefits and other Perquisites

Executives participate in the same benefit programs provided for our other employees.  There are no supplemental retirement programs.  The only additional perquisite the senior executives, including our Named Executive Officers, are provided is company paid financial and tax preparation services not to exceed $7,000.00 per year.  This benefit is provided for the executive given our belief that good financial planning and tax preparation by a professional reduces the time and attention the executive would otherwise spend on their personal financial affairs and affords them more time to focus on their executive responsibilities.

Pension Plans

We froze our pension plan as of June 30, 2004 in connection with our Chapter 11 reorganization and, as a result, only interest credits are being applied to the accounts. See “Pension Plans” on page 134 for more information about our retirement plan and the benefits that our Named Executive Officers would be entitled to receive thereunder.

Compensation Committee Report

The Executive Compensation and Development Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions, the ECDC recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for 2007.

J. Patrick Mulcahy (Chair)
Robert H. Jenkins
Frank A. Metz, Jr.

Summary Compensation Table

The following table shows information about the compensation of our chief executive officer, chief financial officer and the three most highly compensated executive officers other than the chief executive officer and chief financial officer who were serving as executive officers at December 31, 2007.   Certain columns have been omitted where inapplicable.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total

J. N. Quinn President, Chief Executive Officer and Chairman of the Board	2007 2006	825,000 500,000		3,702,600 2,700,000		441 317	24,130 16,780		4,552,171 3,217,097
J. M. Sullivan Senior Vice President, Chief Financial Officer and Treasurer	2007 2006	412,500 360,000		770,000 700,000		3,763 2,486	16,744 16,297		1,203,007 1,078,783
L. DeTemmerman Senior Vice President and President, Performance Products	2007 2006	430,065 377,000	(4) (4)	660,000 845,000	(5) (5)	183,438 201,548	97,862 112,045	(6) (7)	1,371,365 1,535,593
J. R. Voss Senior Vice President and President, Flexsys	2007 2006	391,277 320,000		998,800 580,000		-0- -0-	9,832 31,003	(8)	1,399,909 931,003
J. P. Wright Senior Vice President and President, Integrated Nylon	2007 2006	405,000 375,000		660,000 412,500		-0- -0-	16,785 16,366		1,081,785 803,866

(1)
Included in this column as Non-Equity Incentive Plan Compensation are awards under the 2007 and 2006 AIP as described under “Annual Bonus” in the Compensation Discussion and Analysis.  Awards pursuant to the Emergence Metric scheduled to be paid after the Effective Date, are included in this column as Non-Equity Incentive Plan Compensation for 2007.

(2)	Amounts represent the actuarial increase in the present value of the Named Executive Officer’s benefits under our pension plan.

(3)	Includes our contributions to the savings investment plan as follows:
• 2007: Mr. Quinn, $15,750; Mr. Sullivan, $15,750; Mr. Voss, $9,333 and Mr. Wright, $15,750. Mr. De Temmerman does not participate in the savings investment plan.
• 2006: Mr. Quinn, $15,400; Mr. Sullivan, $15,400; Mr. Voss, $14,467 and Mr. Wright, $15,400. Mr. De Temmerman does not participate in the savings investment plan.

Includes the dollar value of insurance premiums we pay with respect to life insurance as follows:
• 2007: Mr. Quinn – $1,380; Mr. Sullivan – $994; Mr. De Temmerman – $1,361; Mr. Voss – $499; and Mr. Wright – $1,035
• 2006: Mr. Quinn – $1,380; Mr. Sullivan – $897; Mr. De Temmerman – $1,549; Mr. Voss – $468; and Mr. Wright – $966

(4)	Mr. De Temmerman’s salary is converted from Euros and paid in U.S. dollars using the exchange rate on the last day of the month.

(5)
Mr. De Temmerman is a Belgian employee under assignment to the United States pursuant to the letter agreement identified in the Exhibit Index to this Annual Report on Form 10-K.  Mr. De Temmerman’s bonus for 2007 and 2006 was calculated and awarded in U.S. dollars and paid in Euros. His bonus was converted into Euros at the December 31, 2007 exchange rate of 1 U.S. dollar to .68397 Euros. His 2006 bonus was converted into Euros at the December 31, 2006 exchange rate of 1 U.S. dollar to .76063 Euros.

(6)
Includes the following in 2007: $41,944 for a housing & utility allowance; $15,775 for tax equalization payments, net of taxes, pursuant to the letter agreement; $10,983 for a customary Belgian representation allowance; $21,939 for tax planning and preparation services pursuant to the letter agreement.

(7)
Includes the following in 2006: $50,850 for a housing & utility allowance; $24,254 for a home leave allowance; $14,951 for tax equalization payments, net of taxes, pursuant to the letter agreement; $10,381 for a children’s allowance provided under Belgian law; $10,060 for a customary Belgian representation allowance.

(8)	Includes relocation related tax gross-up of $16,068.

Grants of Plan-Based Awards Table

The amounts indicated below are potential non-equity incentive payouts under Solutia’s 2007 AIP assuming performance at various levels. Actual awards for 2007 for each of the Named Executive Officers are reflected in the Summary Compensation Table above.  For a complete discussion of the 2007 AIP, please see “Annual Bonus” in the Compensation Discussion and Analysis above.

		Estimated possible payouts under non-equity incentive plan awards
Name	Grant date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)
J. N. Quinn	N/A	618,750	1,237,500	7,425,000
J. M. Sullivan	N/A	154,688	309,375	1,856,250
L. De Temmerman	N/A	202,500	405,000	2,430,000
J. R. Voss	N/A	200,000	400,000	2,400,000
J. P. Wright	N/A	202,500	405,000	2,430,000

(1)	Represents amounts awarded if the performance adjusted target bonus of 0.50x funding level is achieved.
(2)	Represents amounts awarded if the performance adjusted target bonus of 1.0x funding level is achieved.
(3)	Represents amounts awarded if the performance adjusted target bonus of 3.0x funding level is achieved.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each of the Named Executive Officers regarding the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2007. Under the terms of our Plan, existing options will be cancelled on the Effective Date.

Option Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
J. N. Quinn	25,000	-	$1.22	7/24/2013
	-	40,000 (1)	$3.90	1/28/2013

J. M. Sullivan	10,000	-	$20.594	8/31/2009
	-	12,000 (2)	$14.032	7/5/2010
	-	12,000 (3)	$13.85	9/3/2011
	-	12,000 (4)	$10.35	1/7/2012
	6,000	-	$8.63	5/21/2012
	25,000	-	$1.48	4/21/2013
	10,000	-	$1.22	7/24/2013

L. De Temmerman	10,000	-	$20.594	8/31/2009
	10,000	-	$14.032	7/5/2010
	10,000	-	$13.85	9/3/2011
	10,000	-	$10.35	1/7/2012
	50,000	-	$1.22	7/24/2013

J. R. Voss	-	-	N/A	N/A

J. P. Wright	-	-	N/A	N/A

(1)
Performance options vest upon the earlier of (i) the achievement of certain percentage increases in the Fair Market Value (as defined below) of our common stock over the Fair Market Value on the date of grant, or (ii) 1/29/2012.

(2)
Performance options vest upon the earlier of (i) the achievement of certain percentage increases in the Fair Market Value (as defined below) of our common stock over the Fair Market Value on the date of grant, or (ii) 7/6/2009.

(3)
Performance options vest upon the earlier of (i) the achievement of certain percentage increases in the Fair Market Value (as defined below) of our common stock over the Fair Market Value on the date of grant, or (ii) or 9/4/2010.

(4)
Performance options vest upon the earlier of (i) the achievement of certain percentage increases in the Fair Market Value (as defined below) of our common stock over the Fair Market Value on the date of grant, or (ii) 1/8/2011.

% Increase in Fair Market Value from Option Grant Date	% of Option Exercisable
20%	25%
30	50
50	75
75	100

For purposes of the vesting of performance options, “Fair Market Value" means, as of any given date, the average of the highest and lowest sales prices of our common stock reported as the New York Stock Exchange-Composite Transactions for such day, or if the common stock was not traded on the New York Stock Exchange on such day, then on the next preceding day on which the common stock was traded, all as reported by The Wall Street Journal under the heading New York Stock Exchange-Composite Transactions or by such other source as the ECDC may select.  For each stock option reported above, the “Fair Market Value” at the date of grant is equal to the exercise price.

Aggregated Option Exercises in 2007 and Stock Vested

There were no options exercised by the Named Executive Officers during 2007, and none of the options held by them at the end of 2007 were “in the money.”  Under the terms of our Plan, existing shares of our common stock, as well as options and warrants to purchase our common stock, will be cancelled on the Effective Date.

Pension Plans

SOLUTIA PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service ($)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
J. N. Quinn	Solutia Inc. Employees’ Pension Plan (U.S.)	1.46	24,798	-0-
J. M. Sullivan	Solutia Inc. Employees’ Pension Plan (U.S.)	20.93	259,873	-0-
L. De Temmerman	Solutia Retirement Plan (Belgium)	23.33	1,195,027	-0-

Mr. Voss and Mr. Wright were hired after we froze our Pension Plan and therefore they are not eligible to participate in the Pension Plan.

We froze our pension plan as of June 30, 2004 in connection with our Chapter 11 reorganization and as a result, only interest credits are being applied to accounts. To the extent Named Executive Officers participated in the pension plan prior to the freezing of the plan, they are eligible for benefits payable under the defined benefit pension plans applicable to our regular full-time employees.  An executive’s benefits are based on service, if any, with Pharmacia prior to our spinoff from Pharmacia and service with us since the spinoff.  Our defined benefit pension plans for our U.S. employees consist of two accounts: a "Prior Plan Account" (for those employees who earned benefits under Pharmacia’s pension plan before the spinoff) and a "Cash Balance Account."  The opening balance of the Prior Plan Account was the December 31, 1996 present value of the executive’s lump sum retirement benefit earned prior to January 1, 1997, under Pharmacia's defined benefit pension plans, calculated using the assumption that the monthly benefit would be payable at age 55 with no reduction for early payment.  The formula used to calculate the opening balance was based on average final compensation (as defined in the pension plan) multiplied by years of service (as defined in the pension plan).  Until June 30, 2004, for each year of the participant’s continued employment with us (including all of 1997), the participant’s Prior Plan Account increased by 4% to recognize that prior plan benefits would have grown as a result of pay increases.  As a result of the plan freeze, the 4% annual increases to the Prior Plan Account were eliminated for service after June 30, 2004.  The Prior Plan Account is credited with 8.5% interest each year until the participant reaches age 55.

Until June 30, 2004, for each year during which we employed the executive, 3% of annual compensation (salary and annual bonus) in excess of the Social Security wage base and a percentage, ranging from 3% to 7% based on age, of annual compensation were credited to the Cash Balance Account.  In addition, the Cash Balance Account of executives who earned benefits under Pharmacia's defined benefit pension plans before 1997 was credited each year (for up to ten years based on prior years of service with Pharmacia before 1997) during which the participant was employed by us (including all of 1997) with an amount equal to a percentage, ranging from 2% to 6% based on age, of annual compensation.  As a result of the plan freeze, all credits to the Cash Balance Account that are based on annual compensation were eliminated for compensation earned after June 30, 2004.  The Cash Balance Account is credited with interest each year based on the 30-year treasury rate.

U.S. Pension

The December 31, 2007 account balances were projected to age 65.  The Prior Plan account was projected at 8.5% interest to age 55, and 0% from age 55 to age 65, according to the plan rules.  The Cash Balance Account was projected to age 65 using the current interest crediting rate in effect for 2007 and 2008, which is 5%.  The balances were then discounted back from age 65 to December 31, 2007 using the discount rate of 6.00% to determine the present value.

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

Belgian Retirement Plan

Mr. De Temmerman is a Belgian employee and as such, participates in our Belgian Retirement Plan.  His accrued benefit was calculated as of December 31, 2007 based on the final average earnings, the credited service, and the average social security ceiling as of December 31, 2007.  The accrued benefit is equal to a lump sum payable at age 60 based on final average earnings (as defined in the plan) and credited service (as defined in the plan).  The present value of the accrued benefit as of December 31, 2007 was determined by discounting the accrued benefit from age 60 to December 31, 2007 using a discount rate of 5.40%.  This amount was converted to U.S. dollars using a conversion rate of $1.46205 per Euro as of December 31, 2007.

Only base salary is used in calculating earnings under the Belgian Retirement Plan.  The Belgian Pension benefit is payable at age 60 with an actuarial reduction applied to the benefit for earlier retirement or termination.  The Chapter 11 filing does not impact the operation of the Belgian Retirement Plan in any respect.

Nonqualified Deferred Compensation

We do not offer nonqualified deferred compensation to any employees at this time.

Employment Agreements with Named Executive Officers

The descriptions below are only summaries of the agreements that we have with our Named Executive Officers and are qualified in their entirety by the actual agreements, copies of which have been filed with the Securities and Exchange Commission and are identified in the Exhibit Index to this Annual Report on Form 10-K.

On April 11, 2007, upon Bankruptcy Court approval, we entered into amended and restated employment agreements with our Named Executive Officers and other executive officers (collectively, the "Executives") effective as of January 1, 2007 (individually, the "Agreement" and collectively, the "Agreements").  The Agreements provide for a term of employment for each of the Executives  to the six-month anniversary of the Emergence Date (the "Initial Term"), and for an automatic three-year renewal of the employment period after the Initial Term and automatic 12-month renewals thereafter.

The Agreements provide that if any Executive is terminated other than for Cause (as defined in the Agreements) or the Executive terminates employment for Good Reason (as defined in the Agreements), the Executive shall be entitled to receive payment of the following: (1) the sum of (i) the Executive's accrued annual base salary through the date of termination, (ii) any unpaid annual bonus amounts earned with respect to the previous year, and (iii) any accrued vacation pay; (2) an amount equal to what the Executive would have received under our Annual Incentive Program for the fiscal year of such termination prorated based on the number of days employed during that fiscal year; (3) a severance payment equal to 200% of the sum of (i) the Executive's annual base salary immediately prior to the date of termination and (ii) the average annualized payment he received for the three most recent years under our AIP; and (4) any unpaid portion of the special emergence bonus provided for in the Agreements, if applicable. If the Executive's employment is terminated other than for Cause or the Executive terminates employment for Good Reason upon a Change in Control (as defined in the Agreements), or at any time within 24 months after a Change in Control, he or she will be entitled to receive the payments described above, provided however, that (1) the severance payment will be equal to 250% (as opposed to 200%) of the sum described in (3) above, and all outstanding equity awards granted pursuant to any equity compensation plans in effect will immediately vest. The Agreements also provide that in the event taxes are imposed on the Executive, due to a payment provided for under the Agreements, and such payment results in taxes being imposed that would not normally be imposed but for the occurrence of a Change of Control, we will provide a tax reimbursement and a gross up of such tax reimbursement.

The Agreements also contain provisions relating to non-competition, protection of our confidential information and non-solicitation of our employees.

Base Salary

The Agreements provide for a minimum annual base salary for each of the Named Executive Officers until the six month anniversary of the Emergence Date (as described below) as follows:

Mr. Quinn	$825,000
Mr. Sullivan	$412,500
Mr. De Temmerman	$405,000 (1)
Mr. Voss	$400,000
Mr. Wright	$405,000

(1)	Mr. De Temmerman’s salary is converted from Euros and paid in U.S. dollars using the exchange rate on the last day of the month.

Target Bonus Opportunity and Other Benefits

Each of the Named Executive Officers is entitled to participate in our annual incentive program with each having a target annual bonus opportunity of a percentage of his annual base salary as follows:

Mr. Quinn	150%
Mr. Sullivan	75%
Mr. De Temmerman	100%
Mr. Voss	100%
Mr. Wright	100%

Each of the Named Executive Officers is also entitled to participate in applicable savings, retirement, welfare benefit and vacation plans available to all employees.

Emergence Incentive Program

Pursuant to the Agreements each of the Named Executive Officers participates in our Emergence Incentive Bonus Program ("Emergence Incentive Bonus Program") under which the Named Executive Officers would be entitled to a bonus on such date that the Bankruptcy Court shall have confirmed our Plan and our Plan shall have become effective. Eligibility for such bonus is dependent upon our employing the Named Executive Officers on the Effective Date.

If the Named Executive Officers are employed on the six-month anniversary of the Emergence Date, or shall have been terminated without Cause (as defined in the Agreements), or shall have resigned for Good Reason (as defined in the Agreements), or shall have died or been terminated for Disability (as defined in the Agreements), they shall be entitled to receive a special emergence bonus to be paid from a pool.  If the executive voluntarily terminates his employment other than for Good Reason or is terminated for Cause between the Emergence Date and the six-month anniversary thereof, then he shall forfeit his right to receive the special emergence bonus.

Funding of the bonus pool will depend upon the achievement of three performance measures: EBITDA, Enterprise Value and Unsecured Creditor Recoveries (all as defined and described in the Emergence Incentive Bonus Program).  Our Board, in its discretion, may elect to pay the bonuses in shares of Reorganized Solutia common stock in lieu of cash.  The maximum pool that can be achieved under the Emergence Incentive Bonus Program is $10,000,000 with the Named Executive Officers being entitled to receive a fixed percentage of such pool as follows:

Mr. Quinn	37.5%
Mr. Sullivan	15.0%
Mr. De Temmerman	22.5%
Mr. Voss	15.0%
Mr. Wright	10.0%

Potential Payments upon Termination

The tables below set forth estimates of the amounts to which each Named Executive Officer would be entitled, other than accrued but unpaid base salary and benefits payable under broad-based employee benefit plans and programs, in the event of a termination of such officer’s employment other than for Cause, or the termination by such executive for Good Reason, on December 31, 2007 (the “Termination Date”).    The amounts that would be payable under the Agreements are as follows:

Payments for Good Reason; Other Than for Cause(1)
Payment Type	Quinn	Sullivan	De Temmerman	Voss	Wright
Cash Severance (2)	$5,410,000	$1,995,000	$2,206,383	$1,863,333	$1,811,389
Pro rata AIP Bonus Payout (3)	3,702,600	770,000	660,000	998,800	660,000
Emergence Bonus (4)	3,750,000	1,500,000	2,250,000	1,000,000	1,500,000
Benefits/Welfare Continuation (5)	1,839	4,083	3,000	166	4,097
Outplacement (6)	25,000	25,000	25,000	25,000	25,000
Total	$12,889,439	$4,294,083	$5,144,383	$3,887,299	$4,000,486

(1)
Reflects provisions for termination other than for Cause or if the Executive should terminate employment for Good Reason, where Cause and Good Reason are defined in the Agreements for covered executives.

(2)
Cash severance reflects 200% of the sum of (i) the Executive's Annual Base Salary immediately prior to the Date of Termination and (ii) the average annualized payment the Executive received for the 3 years (or such shorter period during which the Executive has served in his current position) immediately preceding the Date of Termination under the AIP.  Cash severance excludes accrued obligations.

(3)	Reflects payout of 2007 AIP actually earned in 2007 and payable in 2008.
(4)
Assumes Executive's share of the maximum bonus pool of $10 million under Solutia Inc. Emergence Incentive Bonus Program.  Actual amount to which an Executive would be entitled is not known at this time.

(5)	Continuation of medical, dental, vision and life insurance plans and programs for four months for the Executive and his family.
(6)	Company-provided outplacement services available to the Executive for up to twelve months and up to an aggregate cost of $25,000.

Payments for Good Reason; Other Than for Cause - After Change in Control (1)
Payment Type	Quinn	Sullivan	De Temmerman	Voss	Wright
Cash Severance (2)	$6,762,500	$2,493,750	$2,757,978	$2,329,166	$2,264,236
Pro rata AIP Bonus Payout (3)	3,702,600	770,000	660,000	998,800	660,000
Emergence Bonus (4)	3,750,000	1,500,000	2,250,000	1,000,000	1,500,000
Benefits/Welfare Continuation (5)	1,839	4,083	3,000	166	4,097
Outplacement (6)	25,000	25,000	25,000	25,000	25,000
Excise Tax and Gross-up (7)	4,969,837	1,856,852	2,468,902	1,354,129	1,727,760
Total	$19,211,776	$6,649,685	$8,164,880	$5,707,261	$6,181,093

(1)
Reflects provisions for termination other than for Cause or if the Executive should terminate employment for Good Reason after a Change in Control, where “Cause”, “Good Reason” and “Change in Control” are defined in the Agreements for covered executives.

(2)
Cash severance reflects 250% of the sum of (i) the Executive's Annual Base Salary immediately prior to the Date of Termination and (ii) the average annualized payment the Executive received for the 3 years (or such shorter period during which the Executive has served in his current position) immediately preceding the Date of Termination under the AIP.  Cash severance excludes accrued obligations.

(3)	Reflects payout of 2007 AIP actually earned in 2007 and payable in 2008.
(4)
Assumes Executive's share of the maximum bonus pool of $10 million under Solutia Inc. Emergence Incentive Bonus Program.  Actual amount to which an executive would be entitled is not known at this time.

(5)	Continuation of medical, dental, vision and life insurance plans and programs for four months for executive and his family.
(6)	Company-provided outplacement services available to the executive for up to twelve months and up to an aggregate cost of $25,000.
(7)
The Agreement provides for a gross-up on excise taxes on excess parachute payments upon termination by employee for Good Reason or by us other than for Cause after a Change in Control, as defined in the Agreements. Excess parachute value calculations for IRC 280G do not include the pro rata AIP payments since such payments are already earned on the date of Change in Control.

Compensation of Directors

The following table describes the compensation arrangements with our non-employee directors for the 2007 fiscal year.

Name	Fees Earned or Paid in Cash ($)(1)
Paul H. Hatfield	$192,500
Robert H. Jenkins	129,997
Philip R. Lochner (2)	21,667
Frank A. Metz, Jr.	147,497
J. Patrick Mulcahy	147,497
Sally G. Narodick	124,997
John B. Slaughter	134,997

(1)
The fees earned include attendance fees for Board and Committee meetings.  During 2007, the Board met 13 times, the Audit and Finance Committee, the ECDC and the Governance Committee met 6, 5 and 1 times, respectively.

(2)	Mr. Lochner resigned from our Board of Directors effective January 31, 2007. His resignation was not due to any disagreement with us.

We did not grant any stock or option awards to directors or employees in 2007.  We previously granted deferred stock units to non-employee directors pursuant to the non-employee director compensation plan in effect prior to filing for reorganization under

Chapter 11.  The number of deferred stock units credited to each non-employee director and options outstanding as of December 31, 2007 are as follows:

Name	Options Outstanding	Deferred Stock Units
Paul H. Hatfield	12,000	24,202
Robert H. Jenkins	12,000	24,202
Frank A. Metz, Jr.	12,000	12,103
J. Patrick Mulcahy	17,500	20,348
Sally G. Narodick	15,167	16,426
John B. Slaughter	12,000	12,103

Under the terms of our Plan, our existing shares of common stock, as well as options and warrants to purchase our common stock, together with deferred stock units, will be canceled on the Effective Date.  Non-employee directors will receive a distribution of new common stock of reorganized Solutia on account of their general unsecured claim relating to their deferred compensation.

The following table displays all components of compensation for non-employee directors in fiscal year 2007.

Form of Compensation	Amount of Compensation
Annual Board Retainer	$70,000
Lead Director Retainer	50,000
Annual Retainer for Committee Chairman	7,500
Board Attendance Fee (each meeting)	2,500
Committee Attendance Fee (each meeting)	2,500

Directors who are our employees do not receive payment for their services as directors.  Jeffry N. Quinn, the current Chairman of the Board is also our President and Chief Executive Officer. A Lead Director retainer is paid to the lead non-employee director if the Chairman of the Board is our employee. Our Lead Director is Paul Hatfield.

Non-employee directors do not have a retirement plan, nor do they participate in our benefit plans.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation and Development Committee is comprised of three directors: Mr. Mulcahy, Chair, and Messrs. Jenkins and Metz.  None of these individuals is a current or former officer or employee of ours or any of our subsidiaries, nor did any of these individuals have any reportable transactions with us or any of our subsidiaries during 2007.  During 2007, none of our executive officers served as a director or member of the compensation committee (or equivalent thereof) of another entity, any of whose executive officers served as our director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership by Directors and Named Executive Officers

The following table shows our common stock owned beneficially by our directors and executive officers as of December 31, 2007, including those deferred stock units credited to the account of each non-employee director that are payable in stock.  Our existing shares of common stock, options and warrants to purchase our common stock and deferred stock units will be cancelled pursuant to the Plan on the Effective Date.  Directors will receive a distribution of new common stock of reorganized Solutia on account of their general unsecured claim relating to their deferred compensation.  Certain equity holders will receive a distribution of new common stock or warrants to purchase new common stock of reorganized Solutia based on the number of shares such equity holder has in our common stock.   In general, “beneficial ownership” includes those shares a person has the power to vote, or the power to transfer, and stock options that are exercisable currently or become exercisable within 60 days.  Except as otherwise noted, each person has sole voting and investment power over his or her shares.

Name	Shares of Common Stock Beneficially Owned (a)		Shares Underlying Options Exercisable Within 60 Days	Total
Luc De Temmerman	50	(b)	90,000	90,050
Paul H. Hatfield	31,602		12,000	43,602
Robert H. Jenkins	24,372	(c)	12,000	36,372
Frank A. Metz, Jr.	13,878		12,000	25,878
J. Patrick Mulcahy	31,348		17,500	48,848
Sally G. Narodick	16,426		15,167	31,593
Jeffry N. Quinn	40,000	(d)	25,000	65,000
John B. Slaughter	13,903	(e)	12,000	25,903
James M. Sullivan	2,050	(f)	87,000	89,050
James R. Voss	0		0	0
Jonathon P. Wright	0		0	0
All directors and executive officers (15 persons)	173,629		302,667	476,296

(a)
The number of shares shown includes those deferred stock units credited to the account of each non-employee director under the non-employee director compensation plan.  Under the non-employee director compensation plan the deferred stock units were to be paid out in stock at such time as the director’s service on the Board of Directors terminated.

Mr. Hatfield	24,202
Mr. Jenkins	24,202
Mr. Metz	12,103
Mr. Mulcahy	20,348
Mrs. Narodick	16,426
Dr. Slaughter	12,103

The non-employee directors have no current voting or investment power over these deferred shares.

(b)	Mr. De Temmerman and his wife own these shares jointly.

(c)	The number of shares shown for Mr. Jenkins includes 170 shares owned jointly by Mr. Jenkins and his wife.

(d)	The number of shares shown for Mr. Quinn includes 20,000 shares owned in trust by Mr. Quinn’s wife. Mr. Quinn expressly disclaims beneficial ownership of these shares.

(e)	The number of shares shown for Dr. Slaughter includes 137 shares owned by Dr. Slaughter’s wife. Dr. Slaughter expressly disclaims beneficial ownership of these shares.

(f)	The number of shares shown for Mr. Sullivan includes 2,050 shares owned jointly by Mr. Sullivan and his wife.

The total share holdings reported above for all directors and executive officers as a group equal less than 1% of the number of shares of our common stock outstanding on December 31, 2007.  No director or executive officer holds more than 1% of these shares.

Ownership by Certain Beneficial Owners

We know of no persons or entities that were “beneficial owners” of more than five percent of our common stock on December 31, 2007.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2007.  Our existing shares of common stock as well as options and warrants to purchase our common stock will be cancelled on the Effective Date.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column)

Equity compensation plans approved by security holders	4,905,378		12.77		7,494,368	(1)
Equity compensation plans not approved by security holders (2)	209,984	(3)	12.69	(4)	25,174
Total	5,115,362		12.76		7,519,542

(1)
There have been neither grants of options or appreciation rights nor awards of restricted or unrestricted stock since the filing of the Chapter 11 case under either the Solutia Inc. 2000 Stock Based Incentive Plan or the Solutia Inc. 1997 Stock Based Incentive Plan.

(2)
In 2003, the Board of Directors adopted the 2003 Non-Employee Director Compensation Plan which provided that all compensation paid to non-employee directors be in the form of cash.  Prior to the adoption of this Plan, we had in place a non-employee director compensation plan which provided for an initial grant of stock options upon election to the Board and annual stock option grants thereafter on the date of our annual meeting of shareholders.  In addition, this plan provided that 50 percent of a non-employee director’s annual retainer be paid in the form of deferred stock units.  Each director could elect to receive the other half of the annual retainer in cash or defer all or a part into deferred stock units.  This plan was not approved by our stockholders.  It authorized the use of up to 400,000 treasury shares to be used for option grants and deferred stock units under the plan.  The stock options and deferred stock units granted under the plan will be canceled on the Effective Date.  Non-employee directors will receive a distribution of new common stock of reorganized Solutia on account of their unsecured claim relating to their deferred compensation.

(3)	Includes options to purchase 91,500 shares of our common stock and 118,484 deferred stock units to be paid out in shares of our common stock.

(4)	This weighted average exercise price of outstanding options excludes deferred stock units, which do not have an exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy and Procedures

We have written related party transaction policy and procedures.  The Audit and Finance Committee of the Board of Directors is responsible for approving and ratifying related party transactions under our policy and procedures.  The Audit and Finance Committee reviews the material facts of all Interested Transactions (as defined in the Policy) that require the Audit and Finance Committee’s approval and either approves or disapproves of the entry into the Interested Transaction.  If advance pre-approval of an Interested Transaction is not feasible, the Audit and Finance Committee considers the Interested Transaction at its next regularly scheduled meeting and if appropriate, the Interested Transaction is ratified.

Under the policy, certain Interested Transactions have standing pre-approval including (i) employment of executive officers, (ii) director compensation, (iii) transactions where all shareholders receive proportional benefits, (iv) transactions involving competitive bids, (v) certain transactions with other companies where the related party’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed $1,000,000 or 2% of that company’s total annual revenues, (vi) regulated transactions and (vii) certain banking related services.

The Chair of the Audit and Finance Committee also has authority to pre-approve or ratify any Interested Transaction with a related party in which the aggregate amount involved is expected to be less than $250,000.  No director may participate in the approval of an Interested Transaction for which he or she is a related party. If an Interested Transaction will be ongoing, the Audit and Finance Committee may establish guidelines for us to follow in our ongoing dealings with the related party.  Thereafter, the Audit and Finance Committee, on a regular basis, will review and assess ongoing relationships with the related party to assess whether they are in compliance with the Committee’s guidelines, if any, and that the Interested Transaction remains appropriate.

Director Independence

Our board of directors has determined that all its non-employee directors as of December 31, 2007 - Messrs. Hatfield, Jenkins, Metz, Mulcahy, Mrs. Narodick and Dr. Slaughter - are independent under the board's categorical independence standards.  A copy of these standards is attached to this report as Exhibit 99.1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Auditor

The Audit and Finance Committee of our board of directors appointed Deloitte & Touche LLP as principal independent auditors to examine the consolidated financial statements of Solutia and its subsidiaries for 2007 and 2006.  The following table displays the aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2006, by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

Type of Fee	2007	2006
Audit Fees	$3,546,000	$2,294,000
Audit-Related Fees (1)	160,000	62,000
Tax Fees (2)	1,099,000	398,000
All Other Fees (3)	146,000	188,000

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

Pre-Approval Policies and Procedures

Consistent with the Sarbanes-Oxley Act of 2002 and the SEC’s rules relating to auditor independence, the Audit and Finance Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our independent auditor, Deloitte & Touche LLP.  Under this policy, the committee or its designated member must pre-approve services before a specified service is begun.  Each approval includes a specified range of fees for the approved service.  If approval is by the designated member, the decision is reported to the committee at its next meeting.  Requests for pre-approval are submitted to the committee or its designated member by both the independent auditor and either the chief financial officer, treasurer or controller, with a joint statement as to whether, in their view, the request is consistent with the Securities and Exchange Commission’s rules on auditor independence.

The Audit and Finance Committee pre-approved all services for which the fees shown above were paid.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements--See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 54 of this report.

2.	The following supplemental schedule for the years ended December 31, 2007, 2006 and 2005

II--Valuation and Qualifying Accounts

3.
Exhibits--See the Exhibit Index beginning at page 144 of this report.  For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under (Exhibit Nos. 10(i), 10(l) through 10(s) and 10(mm) through 10(uu) on page 145 and 146) of the Exhibit Index.  The following exhibits listed in the Exhibit Index are filed with this Form 10-K:

10(ll)	Flexsys USD 225,000 Multicurrency Term and Revolving Facilities Agreement 2007
12	Computation of the Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24(a)	Powers of Attorney
24(b)	Certified copy of board resolution authorizing Form 10-K filing using powers of attorney
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Solutia's Categorical Independence Standards for Non-Employee Directors
99.2	Press Release dated February 25, 2008 Solutia Reaches Agreement with Citi, Goldman Sachs and Deutsche Bank to Fund Exit Financing
99.3	Press Release dated February 26, 2008 Solutia Gains Court Approval of Exit Financing; Will Emerge from Chapter 11 on February 28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLUTIA INC.

By: /s/ Timothy J. Spihlman
-----------------------------------------------
Timothy J. Spihlman
Vice President and Controller
(Principal Accounting Officer)

Dated:  February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffry N. Quinn Jeffry N. Quinn	President, Chief Executive Officer and Chairman of the Board	February 27, 2008
/s/ James M. Sullivan James M. Sullivan	Senior Vice President and Chief Financial Officer	February 27, 2008
/s/ Timothy J. Spihlman Timothy J. Spihlman	Vice President and Controller (Principal Accounting Officer)	February 27, 2008
* Paul H. Hatfield	Director	February 27, 2008
* Robert H. Jenkins	Director	February 27, 2008
* Frank A. Metz, Jr.	Director	February 27, 2008
* J. Patrick Mulcahy	Director	February 27, 2008
* Sally G. Narodick	Director	February 27, 2008
* John B. Slaughter	Director	February 27, 2008

*Rosemary L. Klein, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

/s/ Rosemary L. Klein
Rosemary L. Klein, Attorney-in-Fact

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
-------------	--------------

2(a)	Distribution Agreement (incorporated by reference to Exhibit 2 of Solutia’s Registration Statement on Form S−1 (333−36355) filed September 25, 1997)

2(b)
Amendment to Distribution Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 2 of Solutia’s Form 10−Q for the quarter ended June 30, 2002)

2(c)	Joint Venture Agreement between Solutia Inc. and FMC Corporation(1) (incorporated by reference to Exhibit 2(i) of Solutia’s Form 8−K filed on April 27, 2000)

2(d)	First Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(ii) of Solutia’s Form 8−K filed on April 27, 2000)

2(e)	Second Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(iii) of Solutia’s Form 8−K filed on April 27, 2000)

2(f)	Third Amendment to Joint Venture Agreement between Solutia Inc. and FMC Corporation (incorporated by reference to Exhibit 2(iv) of Solutia’s Form 8−K filed on April 27, 2000)

2(g)	Debtors’ Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 of Solutia's Form 8-K filed October 25, 2007)

3(a)	Restated Certificate of Incorporation of Solutia (incorporated by reference to Exhibit 3(a) to Solutia’s Registration Statement on Form S-1 (333-36355) filed on September 25, 1997)

3(b)	By-Laws of Solutia Inc., as amended February 26, 2003 (incorporated by reference to Exhibit 3(b) to Solutia’s Form 10-K for the year ended December 31, 2003)

10(a)
Indenture dated as of October 1, 1997, between Solutia Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Solutia’s Form 10−Q for the quarter ended September 30, 1997)

10(b)	7.375% Debentures due 2027 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4.3 of Solutia’s Form 10−Q for the quarter ended September 30, 1997)

10(c)	7.375% Debentures due 2027 in the principal amount of $100,000,000 (incorporated by reference to Exhibit 4.4 of Solutia’s Form 10−Q for the quarter ended September 30, 1997)

10(d)	6.72% Debentures due 2037 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4.5 of Solutia’s Form 10−Q for the quarter ended September 30, 1997)

10(e)	Indenture dated as of July 9, 2002, between SOI Funding Corp. and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.2 of Solutia’s Form S−4 (333−99699) filed September 17, 2002)

10(f)
First Supplemental Indenture, dated as of July 25, 2002, among Solutia Inc., SOI Funding Corp., the Subsidiary Guarantors and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.3 of Solutia’s Form S−4 (333−99699) filed September 17, 2002)

10(g)
Second Supplemental Indenture, dated as of October 24, 2002, among Solutia Inc., the subsidiary guarantors named therein and HSBC Bank USA (incorporated by reference to Exhibit 4 of Solutia’s Form 10−Q for the quarter ended September 30, 2002)

10(h)
Third Supplemental Indenture, dated as of October 8, 2003, among Solutia Inc., the subsidiary guarantors named therein and HSBC Bank USA (incorporated by reference to Exhibit 4(c) of Solutia’s Form 10−Q for the quarter ended September 30, 2003)

10(i)	Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated by reference to Exhibit 10(a) of Solutia’s Form 10−K for the year ended December 31, 1997)

10(j)	Employee Benefits Allocation Agreement (incorporated by reference to Exhibit 10(a) of Solutia’s Registration Statement on Form S−1 (333−36355) filed September 25, 1997)

10(k)	Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10(b) of Solutia’s Registration Statement on Form S−1 (333−36355) filed September 25, 1997)

10(l)	Solutia Inc. 1997 Stock−Based Incentive Plan as amended in 1999 and 2000 (incorporated by reference to Exhibit 10(1) of Solutia’s Form 10−Q for the quarter ended June 30, 2000)

10(m)	Solutia Inc. 2000 Stock−Based Incentive Plan (incorporated by reference to Appendix A of the Solutia Inc. Notice of Annual Meeting and Proxy Statement dated March 9, 2000)

10(n)	Solutia Inc. Non−Employee Director Compensation Plan, as amended in 1999, 2000, and 2001 (incorporated by reference to Exhibit 10 of Solutia’s Form 10−Q for the quarter ended June 30, 2001)

10(o)	Solutia Inc. 2003 Non−Employee Director Compensation Plan (incorporated by reference to Exhibit 10(a) of Solutia’s Form 10−Q for the quarter ended June 30, 2003)

10(p)	2006 Solutia Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8−K, filed September 28, 2006)

10(q)	Letter Agreement between Solutia Inc. and Luc De Temmerman effective as of July 19, 2004 (incorporated by reference to Exhibit 99.3 of Solutia’s Form 8−K filed January 18, 2005)

10(r)
Retention Agreement, dated as of June 17, 2004, by and between Solutia Inc. and Rosemary L. Klein (incorporated by reference to Exhibit 10(aa) of Solutia’s Form 10−K for the year ended December 31, 2004)

10(s)	Form of Retention Agreement between Solutia Inc. and Key Employees (incorporated by reference to Exhibit 10(bb) of Solutia’s Form 10−K for the year ended December 31, 2004)

10(t)
Protocol Agreement, dated as of July 1, 2002, by and among Pharmacia Corporation, Solutia Inc., and Monsanto Company (incorporated by reference to Exhibit 10(b) of Solutia’s Form 10−Q for the quarter ended June 30, 2002)

10(u)
Protocol Agreement, dated as of November 15, 2002, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8−K filed November 18, 2002)

10(v)
Amendment to Protocol Agreement, dated as of March 3, 2003, by and among Pharmacia Corporation, Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 10(t) of Solutia’s Form10−K for the year ended December 31, 2003)

10(w)
Amendment to Protocol Agreement, dated August 4, 2003, by and among Pharmacia Corporation, Monsanto Company and Solutia Inc. (incorporated by reference to Exhibit 10(e) of Solutia’s Form 10−Q for the quarter ended June 30, 2003)

10(x)
Financing Agreement, dated as of January 16, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors and debtors−in−possession, as Borrowers, certain subsidiaries of Solutia Inc. listed as a Guarantor, as debtors and debtors−in−possession, as Guarantors, the lenders from time to time party thereto, as Lenders, Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Documentation Agent (incorporated by reference to Exhibit 99.2 of Solutia’s Form 8−K filed January, 23, 2004)

10(y)
Amendment No. 1 to Financing Agreement and Waiver, dated as of March 1, 2004, by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors−in−possession and as Borrowers; certain subsidiaries of Solutia Inc., as debtors, debtors−in−possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative Agent and Co−Documentation Agent and Wells Fargo Foothill, LLC, as Co−Documentation Agent (incorporated by reference to Exhibit 10(y) of Solutia’s Form 10−K for the year ended December 31, 2004)

10(z)
Amendment No. 2 to Financing Agreement and Waiver dated as of July 20, 2004 by and among Solutia Inc. and Solutia Business Enterprises, Inc., as debtors, debtors−in−possession and as Borrowers; certain subsidiaries of Solutia Inc. as debtors, debtors−in−possession and as Guarantors; the lenders from time to time party thereto, as Lenders; Citicorp USA, Inc., as Collateral Agent, Administrative agent and Co−Documentation Agent and Wells Fargo Foothill, LLC, as Co−Documentation Agent (incorporated by reference to Exhibit 10(f) of Solutia’s Form 10−Q for the quarter ended June 30, 2004)

10(aa)
Amendment No. 3 to the $525,000,000 Debtor−in−Possession Financing Agreement dated January 16, 2004 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8−K filed July 27, 2005)

10(bb)
Amendment No. 4 to Financing Agreement and Waiver dated as of March 17, 2006 amending the Debtor−in−Possession Financing Agreement dated January 16, 2005 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8−K filed March 17, 2006)

10(cc)
Amendment No. 5 to the Financing Agreement and Waiver dated as of January 25, 2007 amending the Debtor−in−Possession Financing Agreement dated January 16, 2004 (as amended) between Solutia Inc., Solutia Business Enterprises, Inc. and the other parties thereto. (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed January 31, 2007)

10(dd)
Waiver and Consent dated as of October 31, 2005 by and among Solutia, Solutia Business Enterprises, Inc., each subsidiary of Solutia listed on the signature pages thereto, the lenders party thereto, Citicorp USA, Inc. and Wells Fargo Foothill, LLC (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8−K filed December 5, 2005)

10(ee)
Toll Manufacturing Agreement by and between Solutia Inc. and Phosphorus Derivatives Inc. dated November 4, 2005 (incorporated by reference to Exhibit 10.2 of Solutia’s Form 10−Q for the quarter ended September 30, 2005)

10(ff)
Stock Purchase Agreement, dated as November 23, 2005 by and between Solutia Inc., Vitro S.A. de C.V., and Vitro Plan S.A. de C.V. (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8−K filed on December 21, 2005)

10(gg)
 Share and Asset Purchase Agreement entered into on May 23, 2006 between Solutia Europe S.A./N.V. and Dishman Pharmaceuticals & Chemicals Ltd. (incorporated by reference to Exhibit 10.2 of Solutia’s Form 10−Q for the quarter ended June 30, 2006)

10(hh)
Amendment to Share and Asset Purchase Agreement entered into on August 22, 2006 between Solutia Europe S.A./N.V. and Dishman Pharmaceuticals & Chemicals Ltd.(1) (incorporated by reference to Exhibit 10.1 of Solutia’s Form 10−Q for the quarter ended September 30, 2006)

10(ii)
€200,000,000 Facility Agreement dated July 26, 2006 between Solutia Europe S.A./N.V., Solutia Services International S.C.A./Comm. V.A., the guarantors listed therein, Citigroup Global Markets Limited, as mandated lead arranger, the financial institutions listed therein, as the original lenders, Citibank International plc as agent for the finance parties and Citibank N.A. as security agent for the secured parties (incorporated by reference to Exhibit 10.1 of Solutia’s Form 10−Q for the quarter ended June 30, 2006) and amendment and restatement thereof dated September 15, 2006 filed herewith (incorporated by reference to Exhibit 10.1 of Solutia’s Form 10−Q for the quarter ended September 30, 2006)

10(jj)
Transaction agreement by and among Akzo Nobel Chemicals International B.V., Akzo Nobel Chemicals Inc., Akzo Nobel N.V., Flexsys Holding B.V., Flexsys America LP, Flexsys Rubber Chemicals  Ltd. and Solutia Inc. (incorporated by reference to Exhibit 10(rr) of Solutia's Form 10-K for the year ended December 31,2006)

10(kk)
Works council side letter by and among Akzo Nobel N.V., Akzo Nobel Chemicals International B.V., Flexsys America LP, Flexsys Rubber Chemicals Ltd. and Solutia Inc., dated as of February 27, 2007 (incorporated by reference to Exhibit 10(ss) of Solutia's Form 10-K for the year ended December 31,2006)

10(ll)	Flexsys USD 225,000,000 Multicurrency Term and Revolving Facilities Agreement 2007

10(mm)	2007 Solutia Annual Incentive Program (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed on March 17, 2007)

10(nn)	Amended and Restated Employment Agreement by and between Solutia Inc. and Jeffry N. Quinn (incorporated by reference to Exhibit 10.2 of Solutia's Form 8-K filed on March 17, 2007)

10(oo)	Amended and Restated Employment Agreement by and between Solutia Inc. and Kent J. Davies (incorporated by reference to Exhibit 10.3 of Solutia's Form 8-K filed on March 17, 2007)

10(pp)	Amended and Restated Employment Agreement by and between Solutia Inc. and Luc De Temmerman (incorporated by reference to Exhibit 10.4 of Solutia's Form 8-K filed on March 17, 2007)

10(qq)	Amended and Restated Employment Agreement by and between Solutia Inc. and Rosemary L. Klein (incorporated by reference to Exhibit 10.5 of Solutia's Form 8-K filed on March 17, 2007)

10(rr)	Amended and Restated Employment Agreement by and between Solutia Inc. and James M. Sullivan incorporated by reference to Exhibit 10.6 of Solutia's Form 8-K filed on March 17, 2007)

10(ss)	Amended and Restated Employment Agreement by and between Solutia Inc. and James R. Voss (incorporated by reference to Exhibit 10.7 of Solutia's Form 8-K filed on March 17, 2007)

10(tt)	Amended and Restated Employment Agreement by and between Solutia Inc. and Jonathon P. Wright (incorporated by reference to Exhibit 10.8 of Solutia's Form 8-K filed on March 17, 2007)

10(uu)	Employment Agreement by and between Solutia Inc. and Robert T. DeBolt (incorporated by reference to Exhibit 10.9 of Solutia's Form 8-K filed on March 17, 2007)

10(vv)	Asset Purchase Agreement between Solutia Inc. and Thermphos Trading GmbH dated as of March 11, 2007 (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed on May 5, 2007)

10(ww)	Amendment to Asset Purchase Agreement between Solutia Inc. and Thermphos Trading GmbH dated as of March 13, 2007 (incorporated by reference to Exhibit 10.2 of Solutia's Form 8-K filed on May 5, 2007)

10(xx)
Second Amendment to Asset Purchase Agreement between Solutia Inc. and Thermphos Trading GmbH dated as of May 31, 2007 (incorporated by reference to Exhibit 10.3 of Solutia's Form 8-K filed on May 5, 2007)

11	Omitted--Inapplicable; see "Consolidated Statement of Operations” on page 57.

12	Computation of the Ratio of Earnings to Fixed Charges (see Exhibit 12)

14	Solutia Inc. Code of Ethics for Senior Financial Officers as amended (incorporated by reference to Exhibit 14 of Solutia's Form 10-K for the year ended December 31, 2006)

16	Omitted--Inapplicable

18	Omitted--Inapplicable

21	Subsidiaries of the Registrant

22	Omitted--Inapplicable

23	Consent of Independent Registered Public Accounting Firm

24(a)	Powers of Attorney

24(b)	Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Solutia's Categorical Independence Standards for Non-Employee Directors

99.2	Press Release dated February 25, 2008 Solutia Reaches Agreement with Citi, Goldman Sachs and Deutsche Bank to Fund Exit Financing

99.3	Press Release dated February 26, 2008 Solutia Gains Court Approval of Exit Financing; Will Emerge from Chapter 11 on February 28

(1) Confidential treatment has been granted for a portion of this exhibit.

SCHEDULE II

SOLUTIA INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E

		Additions
Description	Balance at beginning of year	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions	Balance at end of period

Year Ended December 31, 2007

Valuation accounts for doubtful
receivables	$ 7	$ 1	$ (4)	$ -	$ 4

Restructuring reserves	5	9	12	18	8

Year Ended December 31, 2006

Valuation accounts for doubtful
receivables	$ 7	$ 1	$ (1)	$ -	$ 7

Restructuring reserves	4	17	-	16	5

Year Ended December 31, 2005

Valuation accounts for doubtful
receivables	$ 11	$ 5	$ (9)	$ -	$ 7

Restructuring reserves	17	28	-	41	4