Form 10-K/A
period 2007-12-31
SOLUTIA INC
filed 2008-03-19
CIK 1043382

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

Explanatory Note

This Amendment No. 1 to Form 10-K for the year ended December 31, 2007 (this "Amendment"), originally filed with the Securities and Exchange Commission on February 27, 2008 (the "Original Filing") is being filed to incorporate the consolidated financial statements of Siratsa LLC (previously known as Astaris LLC), our 50/50 joint venture with FMC Corporation, for the three year period ended December 31, 2007 as required by Rule 3-09 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”) relating to the form and content of financial statements filed with the SEC.

This Amendment No. 1 to Annual Report on Form 10-K is also being filed to amend the following typographical errors:

Item 1. BUSINESS

Company Overview

The second paragraph is amended by changing the dates from “April 1977” and “September 1977” to “April 1997” and “September 1997”, respectively.

Item 1A. RISK FACTORS

“The Applicability of Numerous Environmental Laws to Our Manufacturing Facilities Could Cause Us to Incur Material Costs and Liabilities.”

The third paragraph is amended by changing the natural resource trustees’ estimate of the value of the natural resource damages from “between $66 million and $604 million” to “between $366 million and $604 million”.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings in Our Bankruptcy Case

JPMorgan Adversary Proceeding

The second paragraph is amended by changing the amount of the 2027/2037 Notes from “$300” to “$300 million”.

Item 6. SELECTED FINANCIAL DATA

Footnote (5) is amended by changing the amount of the write-off of debt issuance costs in 2006 from “$6 million” to “$4 million”.

Footnote (6) is amended by changing the amount of the increase in valuation allowances in 2007 from “$66 million” to “$70 million”.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers

The title “President, Integrated Nylon” should be added to the first column of the listing for Jonathon P. Wright.

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

We were formed in April 1997 by Pharmacia Corporation (“Pharmacia”), which was then known as Monsanto Company (“Old Monsanto”) to hold and operate substantially all of the assets, and assume all of the liabilities of Old Monsanto’s historical chemicals business.  Pharmacia spun us off to Pharmacia’s shareholders and we became an independent company in September 1997 (the “Solutia Spinoff”).  Pharmacia subsequently formed a new company, Monsanto Company, (“Monsanto”) to hold its agricultural and seed businesses and then spun Monsanto off to its shareholders as well.

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

On November 21, 2007, the Bankruptcy Court entered its Order approving our entry into the Exit Financing Facility Commitment Letter dated October 25, 2007 by and between Solutia, Citigroup Global Markets Inc., Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc. (collectively, “the Lenders”).  Under the Exit Financing Facility Commitment Letter and subject to the conditions contained therein, the Lenders were to provide us with $2.0 billion in financing (collectively, the “Exit Financing Facility”), including (a) a $400 million senior secured asset-based revolving credit facility. (b) a $1.2 billion senior secured term loan facility and (c) if we are unable to issue $400 million senior unsecured notes by the closing of the Exit Financing Facility, a $400 million senior unsecured bridge facility.

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

Segments; Principal Products

Our reportable segments are:

•	Performance Products; and

•	Integrated Nylon.

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

The principal product lines of the Specialty Products business are as follows:

HEAT TRANSFER FLUIDS –THERMINOL® heat transfer fluids used for indirect heating or cooling of chemical processes in various types of industrial equipment and in solar energy power systems.  The fluids provide enhanced pumping characteristics because they remain thermally stable at high and low temperatures.

AVIATION FLUIDS – SKYDROL® brand aviation hydraulic fluids and SKYKLEEN® brand of aviation solvents supplied across the aviation industry.  The SKYRDROL® line includes fire-resistant hydraulic fluids, which are used in more than half of the world's commercial aircraft.

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

VEHICLES	SAFLEX® LLUMAR® VISTA® GILA®	Laminated window glass Professional window films Retail window films	DuPont Sekisui Bekaert Johnson Laminating Garware	Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer Polyester film	Ghent, Belgium Martinsville, VA Santo Toribio, Mexico Springfield, MA Trenton, MI Runcorn, U.K.	Products to increase the safety, security, sound attenuation and ultraviolet protection of automotive glass and give vehicles a custom appearance

	CLEAR PASS™	Spray suppression	Fichet Wegu Austi Ex-Spray	Polyethylene	Ghent, Belgium	Spray suppression systems for trucks
INDUSTRIAL APPLICATIONS & ELECTRONICS	Metalized films Sputtered films Deep-dyed films	Release liners	3M ATI Intellicoat Mitsubishi	Polyester film	Martinsville, VA Runcorn, U.K.	Window films, tapes, automotive badging, optical and colored filters, shades, reprographics, and packaging uses
	Performance films Conductive and anti- reflective coated films		Bekaert OCLI Southwall	Polyester film Induim tin Precious metals	Canoga Park, CA Martinsville, VA Runcorn, U.K.	Computer touch-screens, electroluminescent displays for hand-held electronics and watches, and cathode ray tube and LCD monitors
CAPITAL EQUIPMENT	THERMINOL®	Heat transfer fluids	Dow	Benzene Phenol	Alvin, TX Anniston, AL Newport, U.K.	Heat transfer fluids for a wide variety of manufacturing and refining uses
AVIATION & TRANSPORTATION	SKYDROL® SKYKLEEN®	Aviation hydraulic fluids Aviation solvents	ExxonMobil	Phosphate esters	Anniston, AL	Hydraulic fluids for commercial aircraft, and environmentally friendly solvents for aviation maintenance

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

Principal Products
Major Products
Major End-Use Markets	Brand	Description	Major Competitors	Major Raw Materials	Major Plants(1)	Major End-Use Applications
CONSTRUCTION AND HOME FURNISHINGS	WEAR-DATED® ULTRON® ASCEND®	Nylon carpet staple Nylon bulk continuous filament Nylon polymer	Invista Shaw Industries Rhodia	Adipic acid Hexamethylene-diamine	Foley, AL Greenwood, SC Cantonment, FL	Residential and commercial carpeting and non-woven reinforcement and linings
PERSONAL PRODUCTS	ASCEND®	Nylon polymer	Invista Rhodia Radici	Adipic acid Hexamethylene-diamine	Greenwood, SC Cantonment, FL	Knit apparel, half-hose, active wear, apparel, dental floss, and intimate apparel
VEHICLES	VYDYNE® ASCEND®	Nylon filaments and molding agents Nylon polymer	Acordis BASF DuPont Invista Rhodia	Adipic acid Hexamethylene-diamine		Tires, airbags, automotive interior and exterior, and under-the-hood molded parts
INDUSTRIAL APPLICATIONS	ASCEND® Industrial nylon fiber	Nylon polymer	Kordsa Invista Shenma	Propylene Natural gas Cyclohexane Ammonia	Decatur, AL Greenwood, SC Cantonment, FL	Conveyer belts, nylon film cooking bags, specialized food packaging, sewing thread, backpacks, cots, tents
INTERMEDIATE CHEMICALS	Adipic acid Hexamethylene-diamine Acrylonitrile		Asahi Chemical Invista Rhodia BASF Ineos	Propylene Natural gas Cyclohexane Ammonia	Alvin, TX Decatur, AL Cantonment, FL	Nylon and acrylic fiber, nylon and SBA plastics, synthetic resins, synthetic lubricants, paper chemicals, plasticizers

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

At any given time, we are involved in litigation, administrative proceedings and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with contaminated hazardous waste disposal sites, natural resource damages, property damages and personal injury.  For example, natural resource trustees have asserted certain natural resource damage claims against us principally relating to our Anniston and Sauget facilities, the liability for which we expect to share with Monsanto pursuant to our Plan.  The natural resource trustees have estimated the value of the natural resource damages at between $366 million and $604 million; we dispute these estimates and have received estimates from third party experts of $14 million to $51 million for such asserted damages.  These damage estimates are preliminary and subject to change and do not take into account reductions to damages possible through projects to restore natural resources.  We may be required to spend substantial sums to defend or settle these and other actions, to pay any fines levied against us or satisfy any judgments or other rulings rendered against us and such sums may be material.

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

Equity Committee Adversary Proceeding Against Monsanto and Pharmacia

On March 7, 2005, the Equity Committee in our bankruptcy case filed a complaint against, and objections to the proofs of claim filed by Pharmacia and Monsanto in our bankruptcy case.  The complaint alleged, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced us to assume excessive liabilities and insufficient assets such that we were destined to fail from our inception.

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

Risk Management

We have evaluated risk retention and insurance levels for product liability, workplace health and safety, property damage and other potential areas of risk.  Our management determines the amount of insurance coverage to acquire from unaffiliated companies and the appropriate amount of risk to retain and/or co-insure based on the cost and availability of insurance and the likelihood of a loss.  Management believes that the level of risk that we have retained is consistent with those of other companies in the chemical industry.  We share certain of these policies with Pharmacia.  There can be no assurance that we will not incur losses beyond the limits, or outside the coverage, of our insurance.  For additional information, see "Self-Insurance" on page 46.

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

ITEM 6.  SELECTED FINANCIAL DATA

Financial Summary

(Dollars and shares in millions, except per share amounts)	2007	2006	2005	2004	2003
Operating Results:
Net Sales	$3,535	$2,795	$2,645	$2,529	$2,268
Gross Profit	489	360	304	193	77
As percent of net sales	14%	13%	11%	8%	3%
Marketing, Administrative, and Technological Expenses	297	272	266	273	332
As percent of net sales	8%	10%	10%	11%	15%
Operating Income (Loss)(1)	190	87	37	(81)	(259)
As percent of net sales	5%	3%	1%	(3)%	(11)%
Income (Loss) from Continuing Operations Before Taxes	(203)	(38)	13	(303)	(497)
Income (Loss) from Continuing Operations(2)	(222)	(56)	3	(296)	(893)
Income (Loss) from Discontinued Operations, net of tax	14	58	8	(24)	(77)
Cumulative Effect of Change in Accounting Principle, net of tax	--	--	(3)	--	(5)
Net Income (Loss)	(208)	2	8	(320)	(975)

Per Share Data:
Basic and Diluted Earnings (Loss) per Share from Continuing Operations (2)	$(2.12)	$(0.54)	$0.03	$(2.83)	$(8.54)
Weighted Average Shares Outstanding - Basic and Diluted	104.5	104.5	104.5	104.5	104.6
Dividends per Share	--	--	--	--	--
Common Stock Price:
High	0.79	0.75	1.69	1.39	4.89
Low	0.18	0.28	0.33	0.15	0.23
Close	0.22	0.75	0.45	1.17	0.37

Financial Position – Continuing Operations:
Total Assets	$2,633	$2,017	$1,884	$1,958	$2,313
Liabilities not Subject to Compromise	2,307	1,600	1,209	1,294	1,303
Liabilities Subject to Compromise	1,922	1,849	2,176	2,187	2,220
Long-Term Debt (3)	359	210	247	285	294
Shareholders’ Deficit	(1,595)	(1,405)	(1,433)	(1,423)	(1,100)

Other Data from Continuing Operations:
Working Capital (4)	$(397)	$(280)	$(2)	$(20)	$42
Interest Expense (5)	134	100	79	108	115
Income Tax Expense (Benefit) (6)	19	18	10	(7)	396
Depreciation and Amortization	116	109	109	118	125
Capital Expenditures	150	105	75	49	70
Employees (Year-End)	6,000	5,100	5,400	5,700	6,300

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

(5) Interest expense includes the recognition of interest on allowed secured claims as approved by the Bankruptcy Court of $8 million in 2007 and the write-off of debt issuance costs of $4 million in 2006, $25 million in 2004 and $14 million in 2003 due to the early refinancing of the underlying debt facilities.

(6) Income tax expense (benefit) includes an increase in valuation allowances of $70 million in 2007, $27 million in 2006, $12 million in 2005, $109 million in 2004, and $542 million in 2003.

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

Jonathon P. Wright, 48 Senior Vice President and President, Integrated Nylon	2005
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  Documents filed as part of this Form 10-K:

1.
Financial Statements--See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 54 of Solutia's Form 10-K as filed with the Securities and Exchange Commission on February 27, 2008.

2.
The following supplemental schedule for the years ended December 31, 2007, 2006 and 2005 has been filed with Solutia’s Form 10-K as filed with the Securities and Exchange Commission on February 27, 2008.

II--Valuation and Qualifying Accounts

3.
Exhibits--See the Exhibit Index beginning at page 31 of this Form 10-K/A.  For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under (Exhibit Nos. 10(i), 10(l) through 10 (s) and 10(mm) through 10(uu) on pages 32-34) of the Exhibit Index.  The following exhibits listed in the Exhibit Index are filed with this Form 10-K/A:

23(b)	Consent of Independent Registered Public Accounting Firm
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.4	Consolidated Financial Statements of Siratsa LLC for the year ended December 31, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLUTIA INC.

By:  /s/ Timothy J. Spihlman
------------------------------
Timothy J. Spihlman
Vice President and Controller
 (Principal Accounting Officer)

Dated: March 18, 2008

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S−K.

Exhibit No.                                           Description
−−−−−−−−−−−                                  −−−−−−−−−−−
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

*10(ll)	Flexsys USD 225,000,000 Multicurrency Term and Revolving Facilities Agreement 2007

10(mm)	2007 Solutia Annual Incentive Program (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed on March 17, 2007)

10(nn)	Amended and Restated Employment Agreement by and between Solutia Inc. and Jeffry N. Quinn (incorporated by reference to Exhibit 10.2 of Solutia's Form 8-K filed on March 17, 2007)

10(oo)	Amended and Restated Employment Agreement by and between Solutia Inc. and Kent J. Davies (incorporated by reference to Exhibit 10.3 of Solutia's Form 8-K filed on March 17, 2007)

10(pp)	Amended and Restated Employment Agreement by and between Solutia Inc. and Luc De Temmerman (incorporated by reference to Exhibit 10.4 of Solutia's Form 8-K filed on March 17, 2007)

10(qq)	Amended and Restated Employment Agreement by and between Solutia Inc. and Rosemary L. Klein (incorporated by reference to Exhibit 10.5 of Solutia's Form 8-K filed on March 17, 2007)

10(rr)	Amended and Restated Employment Agreement by and between Solutia Inc. and James M. Sullivan incorporated by reference to Exhibit 10.6 of Solutia's Form 8-K filed on March 17, 2007)

10(ss)	Amended and Restated Employment Agreement by and between Solutia Inc. and James R. Voss (incorporated by reference to Exhibit 10.7 of Solutia's Form 8-K filed on March 17, 2007)

10(tt)	Amended and Restated Employment Agreement by and between Solutia Inc. and Jonathon P. Wright (incorporated by reference to Exhibit 10.8 of Solutia's Form 8-K filed on March 17, 2007)

10(uu)	Employment Agreement by and between Solutia Inc. and Robert T. DeBolt (incorporated by reference to Exhibit 10.9 of Solutia's Form 8-K filed on March 17, 2007)

10(vv)	Asset Purchase Agreement between Solutia Inc. and Thermphos Trading GmbH dated as of March 11, 2007 (incorporated by reference to Exhibit 10.1 of Solutia's Form 8-K filed on May 5, 2007)

10(ww)	Amendment to Asset Purchase Agreement between Solutia Inc. and Thermphos Trading GmbH dated as of March 13, 2007 (incorporated by reference to Exhibit 10.2 of Solutia's Form 8-K filed on May 5, 2007)

10(xx)
Second Amendment to Asset Purchase Agreement between Solutia Inc. and Thermphos Trading GmbH dated as of May 31, 2007 (incorporated by reference to Exhibit 10.3 of Solutia's Form 8-K filed on May 5, 2007)

11	Omitted--Inapplicable; see "Consolidated Statement of Operations” on page 51.

*12	Computation of the Ratio of Earnings to Fixed Charges (see Exhibit 12)

*14	Solutia Inc. Code of Ethics for Senior Financial Officers as amended (incorporated by reference to Exhibit 14 of Solutia’s Form 10-K for the year ended December 31, 2006)

16          Omitted--Inapplicable

18          Omitted--Inapplicable

*21        Subsidiaries of the Registrant

22          Omitted--Inapplicable

*23        Consent of Independent Registered Public Accounting Firm

23(b)     Consent of Independent Registered Public Accounting Firm

*24(a)   Powers of Attorney

*24(b)   Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1     Solutia's Categorical Independence Standards for Non-Employee Directors

*99.2	Press Release dated February 25, 2008 Solutia Reaches Agreement with Citi, Goldman Sachs and Deutsche Bank to Fund Exit Financing

*99.3	Press Release dated February 26, 2008 Solutia Gains Court Approval of Exit Financing; Will Emerge from Chapter 11 on February 28

99.4	Consolidated Financial Statements for Siratsa LLC for the year ended December 31, 2007

−−−−−−−−−−−−−−−−−−−−−−−−−−−−−
(1) Confidentiality has been requested for a portion of this exhibit.
* Previously filed with Solutia’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2008.

(d)	Financial Statements Schedules

Separate Financial Statements of Subsidiaries Not Consolidated.

The consolidated financial statements of Siratsa LLC (previously known as Astaris LLC), our 50/50 joint venture with FMC Corporation, for the three year period ended December 31, 2007 required to be included in this report pursuant to Rule 3-09 of Regulation S-X are being filed as exhibit 99.4 to this Amendment No. 1 to Form 10-K.