Form 10-Q
period 2008-03-31
SOLUTIA INC
filed 2008-05-12
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large Accelerated Filer         Accelerated Filer   X   Non-Accelerated Filer       .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $0.01 par value	60,763,046 shares

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SOLUTIA INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	One Month Ended March 31, 2008	Two Months Ended February 29, 2008	Three Months Ended March 31, 2007
Net Sales	$332	$653	$702
Cost of goods sold	316	555	599
Gross Profit	16	98	103
Selling, general and administrative expenses	26	51	58
Research, development and other operating expenses	2	5	8
Operating Income (Loss)	(12)	42	37
Equity earnings from affiliates	--	--	9
Interest expense (a)	(18)	(21)	(28)
Other income, net	--	2	4
Loss on debt modification	--	--	(7)
Reorganization items, net	--	1,633	(16)
Income (Loss) Before Income Tax Expense	(30)	1,656	(1)
Income tax expense	--	206	7
Net Income (Loss)	$(30)	$1,450	$(8)

Basic and Diluted Income (Loss) per Share:
Basic net income (loss) per share	$(0.50)	$13.88	$(0.08)
Diluted net income (loss) per share	$(0.50)	$13.88	$(0.08)

(a)  Excludes unrecorded contractual interest expense of $5 in the two months ended February 29, 2008 and $8 in the three months ended March 31, 2007.

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	One Month Ended March 31, 2008	Two Months Ended February 29, 2008	Three Months Ended March 31, 2007
Net Income (Loss)	$(30)	$1,450	$(8)
Other Comprehensive Income (Loss):
Currency translation adjustments	23	32	2
Unrealized loss on derivative instruments	(1)	--	--
Amortization of prior service gain	--	(3)	(4)
Amortization of actuarial loss	--	2	4
Actuarial loss arising during the two months ended February 29, 2008, net of tax of $2	--	(64)	--
Prior service gain arising during the two months ended February 29, 2008	--	109	--
Fresh-start accounting adjustment	--	(30)	--
Comprehensive Income (Loss)	$(8)	$1,496	$(6)

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$71	$173
Trade receivables, net of allowances of $0 in 2008 and $4 in 2007	507	448
Miscellaneous receivables	143	133
Inventories	793	417
Prepaid expenses and other assets	93	53
Assets of discontinued operations	5	7
Total Current Assets	1,612	1,231
Property, Plant and Equipment, net of accumulated depreciation of $10 in 2008 and $2,699 in 2007	1,510	1,052
Goodwill	546	149
Identified Intangible Assets, net	855	58
Other Assets	271	150
Total Assets	$4,794	$2,640

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$406	$343
Accrued liabilities	319	296
Short-term debt, including current portion of long-term debt	13	982
Liabilities of discontinued operations	4	6
Total Current Liabilities	742	1,627
Long-Term Debt	1,848	359
Postretirement Liabilities	458	80
Environmental Remediation Liabilities	297	61
Deferred Tax Liabilities	234	45
Other Liabilities	185	141
Liabilities Subject to Compromise	--	1,922

Commitments and Contingencies (Note 10)

Shareholders’ Equity (Deficit):
Successor common stock at $0.01 par value; (500,000,000 shares authorized, 60,763,046 shares issued and outstanding in 2008)	1	--
Predecessor common stock at $0.01 par value; (600,000,000 shares authorized, 118,400,635 shares issued and outstanding in 2007)	--	1
Additional contributed capital	1,037	56
Predecessor stock held in treasury, at cost, 13,941,057 shares in 2007	--	(251)
Predecessor net deficiency of assets at spin-off	--	(113)
Accumulated other comprehensive income (loss)	22	(46)
Accumulated deficit	(30)	(1,242)
Total Shareholders’ Equity (Deficit)	1,030	(1,595)
Total Liabilities and Shareholders’ Equity (Deficit)	$4,794	$2,640

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	One Month Ended March 31, 2008	Two Months Ended February 29, 2008	Three Months Ended March 31, 2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net income (loss)	$(30)	$1,450	$(8)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	12	20	25
Revaluation of assets and liabilities, net of tax	--	(1,591)	--
Discharge of claims and liabilities, net of tax	--	100	--
Other reorganization items, net	--	52	15
Pension expense less than contributions	--	(18)	(29)
Other postretirement benefits expense less than payments	(1)	(6)	(12)
Amortization of deferred credits	(1)	(1)	(2)
Amortization of deferred debt issuance costs	2	--	--
Deferred income taxes	(1)	4	3
Equity earnings from affiliates	--	--	(9)
Restructuring expenses and other charges	25	(2)	7
Changes in assets and liabilities:
Income taxes payable	4	5	--
Trade receivables	(24)	(34)	(48)
Inventories	(27)	(66)	(41)
Accounts payable	(3)	41	23
Environmental remediation liabilities	(1)	(1)	(1)
Other assets and liabilities	(5)	(18)	(23)
Cash Used in Continuing Operations before Reorganization Activities	(50)	(65)	(100)
Reorganization Activities:
Establishment of VEBA retiree trust	--	(175)	--
Establishment of restricted cash for environmental remediation and other legacy payments	--	(46)	--
Payment for allowed secured and administrative claims	--	(79)	--
Professional service fees	(7)	(31)	(16)
Other reorganization and emergence related payments	--	(17)	(3)
Cash Used in Reorganization Activities	(7)	(348)	(19)
Cash Used in Operations – Continuing Operations	(57)	(413)	(119)
Cash Provided by Operations – Discontinued Operations	--	1	--
Cash Used in Operations	(57)	(412)	(119)

INVESTING ACTIVITIES:
Restricted cash for acquisition	--	--	(150)
Property, plant and equipment purchases	(5)	(29)	(36)
Investment proceeds and property disposals, net	--	--	4
Cash Used in Investing Activities-Continuing Operations	(5)	(29)	(182)
Cash Used in Investing Activities-Discontinued Operations	--	--	(1)
Cash Used in Investing Activities	(5)	(29)	(183)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	--	1,600	--
Net change in long-term revolving credit facilities	53	190	--
Proceeds from stock issuance	--	250	--
Proceeds from short-term debt obligations	--	--	325
Payment of short-term debt obligations	--	(966)	--
Payment of long-term debt obligations	(3)	(366)	--
Payment of debt obligations subject to compromise	--	(221)	--
Debt issuance costs	--	(136)	(5)
Cash Provided by Financing Activities	50	351	320

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12)	(90)	18
CASH AND CASH EQUIVALENTS:
Beginning of period	83	173	150
End of period	$71	$83	$168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$6	$43	$37
Cash payments for income taxes	1	4	2

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1. Background

Nature of Operations

Solutia Inc., together with its subsidiaries, is a global manufacturer and marketer of a variety of high-performance chemical-based materials.  Solutia is a world leader in performance films for laminated safety glass and after-market applications; chemicals for the rubber industry; specialty products such as heat transfer fluids and aviation hydraulic fluids; and an integrated family of nylon products including high-performance polymers and fibers.

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

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we”, and “our” in this report refer to Solutia Inc. and its subsidiaries.  The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Solutia Inc. and its subsidiaries for the periods following March 1, 2008 (“Successor”), and of Solutia Inc. and its subsidiaries for the periods through February 29, 2008 (“Predecessor”).

Emergence from Chapter 11 Proceedings

On February 28, 2008 (the “Effective Date”), we consummated our reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) and emerged from bankruptcy pursuant to our Fifth Amended Joint Plan of Reorganization which was confirmed by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on November 29, 2007 (the “Plan”).  We and our 14 U.S. subsidiaries (the "Debtors") had filed voluntary petitions for Chapter 11 protection on December 17, 2003 (the “Chapter 11 Cases).  Our subsidiaries outside the United States were not included in the Chapter 11 filing.  The filing was made to restructure our balance sheet, to streamline operations and to reduce costs, in order to allow us to continue operations as a viable going concern.  The filing also was made to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the "Legacy Liabilities") and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff.

On the Effective Date, all of our existing shares of common stock (the “Old Common Stock”) were canceled pursuant to the Plan.  We also issued the following shares of common stock, par value $0.01 per share, (the "New Common Stock") of the newly reorganized Solutia in satisfaction of creditor claims and stockholder interests: (1) 29,024,446 shares of New Common Stock to our general unsecured creditors and to noteholders who held our then outstanding 7.375% Notes due October 15, 2027 and 6.72% Notes due October 15, 2037, 831,052 of which shares are being held in a disputed claims reserve for the benefit of holders of disputed claims whose claims are subsequently allowed and any shares left over after all disputed claims have been resolved shall be distributed pro rata to holders of allowed claims; (2) 1,221,492 shares of New Common Stock to fund a retiree trust, which qualifies as a Voluntary Employees’ Beneficiary Association (VEBA); (3) 597,186 shares of New Common Stock, representing 1% of the total New Common Stock, to holders of at least 175 shares of the Old Common Stock; (4) 15,916,059 shares of New Common Stock to general unsecured creditors and noteholders pursuant to the creditor rights offering (the “Creditor Rights Offering”); (5) 2,833,003 shares of New Common Stock to the backstop investors (the “Backstop Investors”) in the Creditor Rights Offering; (6) 7,667,523 shares of New Common Stock to holders of at least 11 shares of Old Common Stock pursuant to an equity rights offering (the “Equity Rights Offering”); and (7) 2,489,977 shares of New Common Stock, representing the shares of New Common Stock that were unsubscribed for in the Equity Rights Offering, to Monsanto Company (“Monsanto”).  The total amount of the general unsecured claims pool was approximately $820.  In addition, we issued warrants (the “Warrants”) to purchase an aggregate of 4,481,250 shares of New Common Stock to holders of Old Common Stock based on a holder’s pre-petition stock ownership, provided that such holder held at least 24 shares of the Old Common Stock.

Subject to the terms of the Warrant Agreement, Warrant holders are entitled to purchase shares of New Common Stock at an exercise price of $29.70 per share.  The Warrants have a five-year term and will expire on February 27, 2013.  The Warrants may be exercised for cash or on a net issuance basis.

On the Effective Date we entered into financing agreements to borrow up to $2.05 billion from a syndicate of lenders (the “Financing Agreements”).  The Financing Agreements consist of (i) a $450 senior secured asset-based revolving credit facility which is comprised of a U.S. Facility and a Belgium Facility (“Revolver”), (ii) a $1.2 billion senior secured term loan facility (“Term Loan”) and (iii) a $400 senior unsecured bridge facility (“Bridge”).

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

2.  Fresh Start Consolidated Statement of Financial Position

On the Effective Date, we adopted fresh-start accounting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) as amended by Financial Accounting Standards Board (“FASB”) Staff Position No. SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7.  This resulted in our becoming a new reporting entity on March 1, 2008, which has a new capital structure, a new basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses.  Accordingly, the Consolidated Financial Statements on or after March 1, 2008 are not comparable to the Consolidated Financial Statements prior to that date.

Fresh-start accounting reflects our value as determined in the confirmed Plan.  Under fresh-start accounting, our asset values are re-measured using fair value and are allocated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”).  The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill.  In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates.  Deferred taxes are determined in conformity with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).

To facilitate the calculation of the enterprise value of the Successor, management developed a set of financial projections using a number of estimates and assumptions.  The enterprise value, and corresponding equity value, was based on these financial projections in conjunction with various valuation methods, including (i) a comparison of us and our projected performance to comparable companies; (ii) a review and analysis of several recent transactions of companies in similar industries to ours; and (iii) a calculation of the present value of our future cash flows under our projections.  Utilizing these methodologies, the enterprise value was determined to be within a certain range and, using the mid-point of the range, the equity value of the Successor was estimated to be $1.0 billion.

All estimates, assumptions, valuations, appraisals and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control.  Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and the financial projections will be realized and actual results could vary materially.  In accordance with generally accepted accounting principles, the preliminary allocation of the enterprise value is subject to additional adjustment within one year after emergence from bankruptcy when additional or improved information on valuations becomes available.  We expect that adjustments to recorded fair values may include those relating to: (i) completion of valuation reports associated with tangible and identifiable intangible assets, (ii) deferred tax assets and liabilities, which may be adjusted based upon additional information, including adjustments to fair value estimates of underlying assets or liabilities and the determination of cancellation of indebtedness income and (iii) adjustments to recorded fair values and deferred tax assets and liabilities which could change the amount of recorded goodwill, as well as the allocation of such goodwill to reportable segments.

The adjustments set forth in the following Fresh Start Consolidated Statement of Financial Position in the columns captioned “Effect of Plan” and “Revaluation of Assets and Liabilities” reflect the effect of the consummation of the transactions contemplated by the Plan, including the settlement of various liabilities, securities issuances, incurrence of new indebtedness and cash payments, and the revaluation of our assets and liabilities to reflect their fair value under fresh-start accounting.  The adjustments resulted in a pre-tax net effect of discharge of claims and liabilities of $(104) under the Plan and a gain of $1,789 resulting from the revaluation of our assets and liabilities.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    The effects of the Plan and fresh-start accounting on our Consolidated Statement of Financial Position at February 29, 2008 are as follows:

	Predecessor					Successor
	February 29, 2008	Effect of Plan		Revaluation of Assets and Liabilities		March 1, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$180	$(97)	(a)	$--		$83
Trade receivables, net	483	--		--		483
Miscellaneous receivables	152	(1)	(a)	(1)	(d)	150
Inventories	483	--		308	(d)	791
Prepaid expenses and other assets	68	30	(a)(b)	(10)	(d)	88
Assets of discontinued operations	5	--		--		5
Total Current Assets	1,371	(68)		297		1,600
Property, Plant and Equipment	1,066	--		419	(d)	1,485
Goodwill	150	--		396	(e)	546
Identified Intangible Assets, net	57	--		793	(d)	850
Other Assets	150	112	(a)(b)	2	(d)	264
Total Assets	$2,794	$44		$1,907		$4,745

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$405	$--		$--		$405
Accrued liabilities	288	14	(a)	15	(d)	317
Short-term debt, including current portion of long-term debt	1,098	(1,085)	(b)	--		13
Liabilities of discontinued operations	5	--		--		5
Total Current Liabilities	1,796	(1,071)		15		740
Long-Term Debt	386	1,410	(b)	--		1,796
Postretirement Liabilities	86	372	(a)	--		458
Environmental Remediation Liabilities	60	207	(a)	33	(d)	300
Deferred Tax Liabilities	47	(10)	(a)	193	(d)	230
Other Liabilities	145	34	(a)	5	(d)	184
Total Liabilities not Subject to Compromise	2,520	942		246		3,708

Liabilities Subject to Compromise	1,962	(1,962)	(a)	--		--

Shareholders’ Equity (Deficit):
Successor common stock at $0.01 par value	--	1	(c)	--		1
Predecessor common stock at $0.01 par value	1	--		(1)	(c)	--
Additional contributed capital	56	1,036	(c)	(56)	(c)	1,036
Predecessor stock held in treasury, at cost	(251)	--		251	(c)	--
Predecessor net deficiency of assets at spin-off	(113)	--		113	(c)	--
Accumulated other comprehensive income (loss)	(97)	127	(a)	(30)	(c)	--
Accumulated deficit	(1,284)	(100)	(c)	1,384	(c)	--
Total Shareholders’ Equity (Deficit)	(1,688)	1,064		1,661		1,037
Total Liabilities and Shareholders’ Equity (Deficit)	$2,794	$44		$1,907		$4,745

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

(a)
To record the discharge and payment of liabilities subject to compromise, payment of accrued post-petition interest, the re-establishment of liabilities to be retained by Successor, the defeasance of a substantial amount of our postretirement liabilities and the establishment of  SFC LLC, a fund restricted to the payment of certain Legacy Liabilities.

(b)
To record the extinguishment of Predecessor debt and the write-off of any related unamortized debt financing costs and the establishment of Successor debt financing and related financing costs pursuant to our Financing Agreements.

(c)
To record the net effect of discharge of claims and liabilities subject to compromise, gain on the revaluation of assets and liabilities, cancellation of Predecessor common stock, close out of remaining equity balances of Predecessor in accordance with fresh-start accounting, and the issuance of Successor common stock and warrants to purchase common stock.

(d)	To adjust assets and liabilities to fair value.
(e)	The goodwill of Predecessor has been eliminated and the reorganization value in excess of amounts allocable to identified tangible and intangible assets has been classified as goodwill.

Liabilities Subject to Compromise

Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 Cases.  The amounts represented our estimate of known or potential obligations to be resolved in connection with our Chapter 11 Cases.  The following table summarizes the components of liabilities subject to compromise included in our Consolidated Statement of Financial Position as of December 31, 2007:

Predecessor
December 31, 2007
Postretirement benefits	$664
Litigation reserves	106
Accounts payable	102
Environmental reserves	80
Other miscellaneous liabilities	311

6.72% debentures due 2037	150
7.375% debentures due 2027	300
11.25% notes due 2009	223
673
Unamortized debt discount and debt issuance costs	(14)
Total Debt Subject to Compromise	659

Total Liabilities Subject to Compromise	$1,922

Reorganization Items, net

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain or loss that we realized or incurred due to our reorganization under Chapter 11 of the U.S. Bankruptcy Code.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    Reorganization items, net consisted of the following items:
	Predecessor
	Two Months Ended February 29, 2008	Three Months Ended March 31, 2007

Discharge of claims and liabilities (a)	$(104)	$--
Revaluation of assets and liabilities (b)	1,789	--
Professional fees (c)	(52)	(15)
Severance and employee retention costs (d)	--	(1)
Total Reorganization Items, net	$1,633	$(16)

(a)
The discharge of claims and liabilities primarily relates to allowed general, unsecured claims in our Chapter 11 proceedings, such as (1) claims due to the rejection or modification of certain executory contracts, (2) claims relating to changes in postretirement healthcare benefits and the rejection of our non-qualified retirement plans, and (3) claims relating to the restructuring of financing arrangements.

(b)
We revalued our assets and liabilities at estimated fair value as a result of fresh-start accounting.  This resulted in a $1,789 pre-tax gain, primarily reflecting the fair value of newly recognized intangible assets, the elimination of our LIFO reserve and the increase in the fair value of tangible property and equipment.

(c)	Professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings.
(d)
Expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court.

3.  Significant Accounting Policies

Basis of Presentation

These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our 2007 Annual Report on Form 10-K (“2007 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 27, 2008.

The consolidated financial statements for the period in which we were in bankruptcy were prepared in accordance with SOP 90-7 and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business.

In accordance with SOP 90-7, we adopted fresh-start accounting as of the Effective Date.  However, due to the proximity of the Effective Date to the February month end, for accounting convenience purposes, we have reported the effects of fresh-start accounting as if they occurred on February 29, 2008.  Furthermore, as a result of the adoption of fresh-start accounting and as noted below, certain of our significant accounting policies have been updated.  See Note 2 for further details on the adoption of fresh-start accounting.

Reclassifications

Upon emergence, we changed the classification of certain items in our Consolidated Statement of Operations.  We also reclassified prior period amounts to conform to current period presentation.  These changes have no impact on net income (loss) in any period prior to or subsequent to our emergence.  These reclassifications are as follows for the three months ended March 31, 2007:

Marketing and administrative expenses.  We reclassified $31 and $25 of expenses previously presented separately as marketing expenses and administrative expenses, respectively, on the Consolidated Statement of Operations to selling, general and administrative expenses.

    Technological expenses.  We reclassified $10 of expenses previously presented as technological expenses on the Consolidated Statement of Operations as follows: $8 is classified as research, development and other operating expenses and $2 is classified as selling, general and administrative expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements which affect revenues and expenses during the period reported.  Estimates are adjusted when necessary to reflect actual experience.  Significant estimates were used to account for fresh-start accounting, restructuring reserves, environmental reserves, employee benefit plans, intangible assets, income taxes, asset impairments and contingencies.  Actual results could materially differ from those estimates.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Inventory Valuation

Inventories are stated at cost or market, whichever is less.  Actual cost is used to value raw materials and supplies. Standard cost, when it approximates actual cost, is used to value finished goods and goods in process.  Variances, exclusive of unusual volume and operating performance, are capitalized into inventory when material. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity.  Prior to March 1, 2008, the cost of inventories in the United States, excluding supplies and the inventories of the CPFilms and Rubber Chemicals operations (66 percent as of December 31, 2007) was determined by the last-in, first-out ("LIFO") method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods.  The cost of inventories outside the United States, inventories of the CPFilms and Rubber Chemicals operations and supplies inventories in the United States, was determined by the first-in, first-out ("FIFO") method.  As of March 1, 2008, the cost of all inventories in the United States, excluding supplies (64 percent as of March 31, 2008) is determined by the LIFO method.  The cost of inventories outside the United States, as well as supplies inventories in the United States, is determined by the FIFO method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight-line method over their respective estimated useful lives.  In connection with our adoption of fresh-start accounting, we adjusted the net book values of property and equipment to their estimated fair values and revised the estimated useful life of machinery and equipment. The estimated useful lives for major asset classifications are as follows:

Estimated Useful Lives
Asset Classification	Successor	Predecessor
Buildings and Improvements	5 to 35 years	5 to 35 years
Machinery and Equipment	5 to 20 years	3 to 15 years

Periodically, we conduct a complete shutdown of certain manufacturing units (“turnaround”) to perform necessary inspections, repairs and maintenance.  Costs associated with significant turnarounds, which include estimated costs for material, labor, supplies and contractor assistance, are deferred and amortized ratably during the period between each planned activity, which generally occurs every 2 to 3 years.

Goodwill and Intangible Assets

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets from our adoption of fresh-start accounting.  Intangible assets that have finite useful lives are amortized over their determinable useful lives.  The estimated useful lives are as follows:

Estimated Useful Lives
	Successor	Predecessor
Finite-Lived Intangible Assets	5 to 27 years	5 to 25 years

Goodwill and indefinite-lived intangible assets are assessed annually for impairment in the fourth quarter, or more frequently if circumstances arise which indicate they may not be recoverable.

Derivative Financial Instruments

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended, all derivatives, whether designated for hedging relationships or not, are recognized in the Consolidated Statement of Financial Position at their fair value.

Currency forward and option contracts are used to manage currency exposures for financial instruments denominated in currencies other than the entity’s functional currency. We have chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be included in Other Income, net in the Consolidated Statement of Operations.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    Interest rate caps and swaps are used to manage interest rate exposures on variable rate debt instruments.  These market instruments are designated as cash flow hedges.  The mark-to-market gain or loss on qualifying hedges is included in Accumulated Other Comprehensive Income in the Consolidated Statement of Financial Position to the extent effective, and reclassified into Interest Expense in the Consolidated Statement of Operations in the period during which the hedged transaction affects earnings.  The mark-to-market gains or losses on ineffective portions of hedges are recognized in Interest Expense immediately.

Natural gas forward and option contracts are used to manage some of the exposure for the cost of natural gas.  These market instruments are designated as cash flow hedges.  The mark-to-market gain or loss on qualifying hedges is included in Accumulated Other Comprehensive Income in the Consolidated Statement of Financial Position to the extent effective, and reclassified into Cost of Goods Sold in the Consolidated Statement of Operations in the period during which the hedged transaction affects earnings.  The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of Goods Sold immediately.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of SFAS No. 161 on the consolidated financial statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

4.   Divestiture

Discontinued Operations – Water Treatment Phosphonates Business

           On May 31, 2007, we sold DEQUEST®, our water treatment phosphonates business (“Dequest”) to Thermphos Trading GmbH (“Thermphos”).  Under the terms of the agreement, Thermphos purchased the assets and assumed certain of the liabilities of Dequest for $67, subject to a working capital adjustment.  As part of the closing of the sale, our affiliated companies and Thermphos entered into a ten year lease and operating agreement under which we will continue to operate the Dequest production facility for Thermphos at our plant in Newport, Wales, United Kingdom.  We do not consider the cash flows generated by the lease and operating agreement to be direct cash flows of Dequest since we have not retained any risk or reward in the business.

    Dequest was a component of the Performance Products segment (prior to segment realignment further described in Note 13) prior to the classification as discontinued operations.

    Net sales and income from discontinued operations for the three months ended March 31, 2007 are as follows:

Three Months Ended March 31, 2007

Net sales	$25
Income before income taxes	$--
Income tax expense	--
Income from discontinued operations	$--

5.  Share-Based Compensation

Predecessor

In accordance with the Plan, all existing equity interests, including shares authorized for grant and options outstanding under the Solutia Inc. 2000 Stock-Based Incentive Plan and the Solutia Inc. 1997 Stock-Based Incentive Plan, were cancelled upon the Effective Date.  Additionally, in accordance with the Plan, these plans were terminated on the Effective Date.

        Successor

On the Effective Date, we adopted the Solutia Inc. 2007 Management Long-Term Incentive Plan (“2007 Management Plan”).  The 2007 Management Plan authorizes up to 7,200,000 shares of our common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards.  The shares used may be newly issued shares, treasury shares or a combination.  As of March 31, 2008, 3,153,200 shares from the 2007 Management Plan remained available for grants.

Also on the Effective Date, we adopted the Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”).  The 2007 Director Plan authorizes up to 250,000 shares of our common stock for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards.  The shares used may be newly issued shares, treasury shares or a combination.  As of March 31, 2008, 203,840 shares from the 2007 Director Plan remained available for grants.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Stock Options

We granted options to purchase a total of 2,911,000 shares of common stock to eligible employees under the 2007 Management Plan.  The options (i) have an exercise price of not less than 100 percent of the fair market value of the common stock on the grant date, (ii) become exercisable in three equal installments on the first, second, and third anniversary of the Effective Date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the Effective Date.

The fair value of stock options is determined at the grant date using a Black-Scholes model, which requires us to make several assumptions.  The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so.  Due to our Chapter 11 Cases, our historical volatility data and employee stock option exercise patterns were not considered in determining the volatility data and expected life assumptions.  The volatility assumptions were based on (i) historical volatilities of the stock of comparable chemical companies whose shares are traded using daily stock price returns equivalent to the expected term of the options and (ii) implied volatility.  The expected life of an option was determined based on a simplified assumption that the option will be exercised evenly from the time it becomes exercisable to expiration, as allowed by SEC Staff Accounting Bulletin No. 110.

The weighted-average fair value of options granted during the one month ended March 31, 2008 was determined based on the following weighted-average assumptions:

Successor
March 31, 2008
Expected volatility	26.1%
Expected term (in years)	6
Risk-free rate	4.25%
Weighted-average grant date fair value	$5.92

A summary of stock option activity for the one month ended March 31, 2008 is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at March 1, 2008	--	--	--	--
Granted	2,911,000	$17.33	--	--
Exercised	--	0.00	--	--
Expired	--	0.00	--	--
Outstanding at March 31, 2008	2,911,000	$17.33	9.9	$(10)

Exercisable at March 31, 2008	--	--	--	--

(a)	Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

During the one month ended March 31, 2008, we recognized less than $1 of compensation expense related to our stock options.  Pre-tax unrecognized compensation expense for stock options was $17 as of March 31, 2008 and will be recognized as expense over a remaining weighted-average period of 2.9 years.

Restricted Stock Awards

We granted 1,135,800 shares and 46,160 shares of restricted stock awards to eligible employees under the 2007 Management Plan and to our non-employee directors under the 2007 Director Plan, respectively.  The restricted stock awards (i) have a grant date fair value of $17.10 per share and (ii) vest in three equal installments on the first, second, and third anniversary of the Effective Date, subject to the employee’s continued employment.

A summary of restricted stock award activity for the one month ended March 31, 2008 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 1, 2008	--	--
Granted	1,181,960	$17.10
Vested	--	0.00
Forfeited	--	0.00
Outstanding at March 31, 2008	1,181,960	$17.10

During the one month ended March 31, 2008, we recognized less than $1 of compensation expense related to our restricted stock awards.  Pre-tax unrecognized compensation expense for restricted stock awards was $19 as of March 31, 2008 and will be recognized as expense over a remaining weighted-average period of 2.9 years.

6.  Goodwill and Other Intangible Assets

Goodwill

As a result of applying fresh-start accounting, the changes in the net carrying amount of goodwill during the three months ended March 31, 2008 represent the elimination of $150 of the Predecessor’s goodwill, the establishment of $546 of the Successor’s goodwill and the impact of foreign currency translation.  The allocation of the Successor’s goodwill as of March 31, 2008 by reportable segment is as follows:

Successor
March 31, 2008
Technical Specialties	$65
SAFLEX®	197
CPFilms	284
Total	$546

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Identified Intangible Assets

Identified intangible assets generally are comprised of (i) amortizable customer relationships, unpatented technology, contract-based intangible assets, trade names and patents and (ii) indefinite-lived trademarks not subject to amortization.  The value assigned to the identified intangible assets upon the adoption of fresh-start accounting represents our best estimates of fair value based on internal and external valuations.  These intangible assets are summarized in aggregate as follows:

	Successor				Predecessor
	March 31, 2008				December 31, 2007
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization		Net Carrying Value
Amortizable intangible assets:
Customer relationships	23 to 27	$490	$(2)	$488	12	$1	$	(--)	$1
Technology	5 to 26	201	(1)	200	15 to 25	18		(1)	17
Trade names	25	13	(--)	13	16 to 25	2		(--)	2
Patents	13	5	(--)	5	5 to 10	2		(--)	2
Contract-based		--	(--)	--	5 to 20	18		(8)	10
Non amortizable intangible assets:
Trademarks		149	--	149		26		--	26
Total Identified Intangible Assets		$858	$(3)	$855		$67		$(9)	$58

During the one month ended March 31, 2008, we recognized $1 of amortization expense in cost of goods sold and $2 of amortization expense in selling, general and administrative expenses in the Consolidated Statement of Operations.  We expect amortization expense for intangible assets to be approximately $25 in 2008 and $30 from 2009 through 2012.

7.  Detail of Certain Balance Sheet Accounts

	Successor	Predecessor
Inventories	March 31, 2008	December 31, 2007
Finished goods	$424	$348
Goods in process	234	182
Raw materials and supplies	135	126
Inventories, at FIFO cost	793	656
Excess of FIFO over LIFO cost	--	(239)
Total Inventories	$793	$417

In connection with the adoption of fresh-start accounting, inventories were recorded at fair value resulting in the elimination of the LIFO reserve and a step-up in basis of $74 at the Effective Date.  Of the $74 step-up in basis, $25 was charged to Cost of Goods Sold in the Successor Consolidated Statement of Operations for the one month ended March 31, 2008.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Successor	Predecessor
Property, Plant and Equipment	March 31, 2008	December 31, 2007
Land	$89	$37
Leasehold improvements	9	41
Buildings	262	504
Machinery and equipment	1,068	3,105
Construction in progress	92	64
Total property, plant and equipment	1,520	3,751
Less accumulated depreciation	(10)	(2,699)
Total	$1,510	$1,052

	Successor	Predecessor
Accrued Liabilities	March 31, 2008	December 31, 2007
Wages and benefits	$64	$96
Environmental remediation liabilities	40	17
Accrued selling expenses	27	27
Accrued interest	11	24
Other	177	132
Total Accrued Liabilities	$319	$296

8.  Income Taxes

Income Tax Expense

    We recorded income tax expense in the two months ended February 29, 2008 attributable to ex-U.S. operations and fresh-start accounting of $206.  There was no income tax expense or benefit recorded in the one month ended March 31, 2008.  We recorded income tax expense in the three months ended March 31, 2007 of $7, entirely attributable to ex-U.S. operations.

    As a result of our emergence from bankruptcy and the resulting fresh-start accounting, we recorded deferred tax expense of $186 attributable to ex-U.S. assets and indefinite-lived intangible assets in the U.S. and $8 of income tax expense increases in our unrecognized tax benefit liabilities.  The remaining $12 of income tax expense recorded by the Predecessor relates to earnings on ex-U.S. operations for the two months ended February 29, 2008.

    No income tax expense or benefit was recorded in the one month ended March 31, 2008 as the ex-U.S. entities incurred a pre-tax loss for the month, primarily related to the amortization of the ex-U.S. fresh-start asset step-ups.  Even though the ex-U.S. operations were in a loss position for the one month ended March 31, 2008, no income tax benefit was recognized in the month as we expect to generate earnings on our ex-US operations for the full year, and report income tax expense for these entities on a full year basis.

Net Operating Loss and Valuation Allowance

    The Successor has an estimated U.S. net operating loss carryforward ("NOL") of approximately $1,200.  A full valuation allowance has been provided against the U.S. net deferred tax assets and no income tax benefit has been recognized for the U.S. loss in the one month ended March 31, 2008. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized.

    As a result of the issuance of New Common Stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our NOL in the carryforward period.

Unrecognized Tax Benefits

    The total amount of unrecognized tax benefits at March 31, 2008 was $172.  The total amount of unrecognized tax benefits at December 31, 2007 was $146.  The increase in this amount is mainly the result of currency exchange rate fluctuations and tax positions related to events in the current quarter.

    Included in the balance at March 31, 2008 were $60 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $112 of unrecognized tax benefits that, if recognized, would result in adjustments to other tax accounts.

    Included in the balance at December 31, 2007 were $50 of unrecognized tax benefits that, if recognized, would affect the effective tax rate and $96 of unrecognized tax benefits that, if recognized, would result in adjustments to other tax accounts.

    We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of March 31, 2008 the amount accrued for interest was $4 and for penalties was $7.  As of December 31, 2007, we accrued $4 for interest and $6 for penalties.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    We file income tax returns in the United States and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.   It is reasonably possible that within the next 12 months as a result of the resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $6 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of $0 to $9.

9. Restructuring Reserves

    A summary of restructuring activity during the two months ended February 29, 2008 and the one month ended March 31, 2008 is as follows:

	Future Contractual Payments	Employment Reductions	Total
Predecessor
Balance at December 31, 2007	$3	$5	$8
Amounts utilized	--	(1)	(1)
Currency fluctuations	--	1	1
Balance at February 29, 2008	3	5	8
Successor
Amounts utilized	--	--	--
Balance at March 31, 2008	$3	$5	$8

10.  Commitments and Contingencies

Litigation

Because of the size and nature of our business, we are a party to numerous legal proceedings.  Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages.  In addition, at the time of our spinoff from Pharmacia, we assumed the defense of specified legal proceedings and agreed to indemnify Pharmacia for obligations arising in connection with those proceedings.  In accordance with the Plan, Monsanto has assumed the defense of these legal proceedings related to property damage, personal injury, product liability, premises liability or other damages relating to exposure to PCBs, asbestos and other chemical manufacturing before the Solutia Spinoff.  We retained a $50 payment obligation with respect to the Anniston litigation settlement reached in 2003, of which $20 was paid during the Chapter 11 Cases and the remaider of which is payable in equal installments over the next six years.  In addition, we did not discharge the remaining payments to be made to the educational trust fund as ordered by the Anniston Partial Consent Decree in August 2003. The accrued liability for these litigation matters as of March 31, 2008 is $30.

Legal Proceedings Resolved in Our Chapter 11 Process

Certain adversary proceedings and certain claim objections were resolved as part of our emergence from Chapter 11 through the distributions made under the Plan, or with the establishment of a disputed claim reserve from which future New Common Stock distributions will be made.  The following is a summary of these matters.

Citigroup Global Markets, et al. Adversary Proceeding

On February 6, 2008, we filed an adversary proceeding in the bankruptcy case against the Citibank N.A., Goldman Sachs Credit Partners L.P. and Deutsche Bank AG, New York Branch (the "Lenders") seeking a court order requiring the Lenders to meet their commitment under the Exit Financing Facility Commitment Letter that had been approved by the Bankruptcy Court on November 21, 2007.  Under the Exit Financing Facility Commitment Letter and subject to the conditions contained therein, the Lenders were to provide us with $2.0 billion in financing. Trial on this matter began February 21, 2008.  On February 25, 2008 and before the trial concluded, we reached  a settlement with the Lenders on the terms of a revised exit financing package.  The Bankruptcy Court approved the revised exit financing package on February 26, 2008 finding that the revisions were substantially consistent with the order confirming the Plan.  This adversary proceeding was dismissed and withdrawn with prejudice as of February 28, 2008, the Effective Date of our Plan.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

JPMorgan Adversary Proceeding

In 2005, JPMorgan, as indenture trustee for our debentures due 2027 and 2037 (the “Prepetition Indenture”), filed an adversary proceeding asserting causes of action principally seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 Debentures.  The matter was tried before the Bankruptcy Court in 2006 and in May 2007, the Court ruled in our favor holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the Prepetition Indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to any security interests or liens on any of our assets and that the Noteholders are not entitled to any equitable relief.  The ruling was appealed separately by the Prepetition Indenture Trustee and the Ad Hoc Committee of Solutia Noteholders.  Subsequently, the parties agreed to stay their appeals in this Adversary Proceeding in consideration for the Noteholders’ treatment under the Plan.  This adversary proceeding was dismissed and withdrawn as of the Effective Date of our Plan.

Equity Committee Adversary Proceeding Against Monsanto and Pharmacia

In 2005, the Equity Committee in our bankruptcy case filed a complaint against, and objections to the proofs of claim, filed by Pharmacia and Monsanto.  The complaint alleged, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced us to assume excessive liabilities and insufficient assets such that Solutia was destined to fail from our inception.  In April 2006, the Bankruptcy Court denied Pharmacia and Monsanto’s motion to dismiss the complaint and in September 2006, the Court ruled that while the Equity Committee did not have standing to pursue these claims on behalf of the Debtors, it had standing to pursue its own objections to the claims of Monsanto and Pharmacia.  Subsequently, the Equity Committee agreed to stay the Equity Committee Adversary Proceeding in consideration for the treatment given to Equity Holders under the Plan. This adversary proceeding was dismissed and withdrawn as of the Effective Date of our Plan.

Dispute Regarding Proof of Claim of Bank of New York

On June 22, 2007, we filed an objection to the proof of claim filed by the Bank of New York, as indenture trustee for the 2009 Notes, seeking disallowance of the portion of the claim that represented original issue discount that would remain unearned as of the Effective Date of the Plan.  The indenture trustee opposed the disallowance, and further asserted that the allowed amount of the claim should include damages arising from, among other things, our proposed payment of the claim prior to the stated maturity of the 2009 Notes.  In late November 2007, the Bankruptcy Court issued a memorandum decision sustaining our objection to the claim filed by the indenture trustee for the 2009 Notes and disallowing portions of the 2009 Notes’ claim.  A subsequent order entered by the Bankruptcy Court in November 2007 fixed the allowed amount of the claim at $181.7, plus accrued pre-petition and pendency interest, for a total allowed claim of approximately $209 as of September 30, 2007.  The indenture trustee for the 2009 Notes appealed the Bankruptcy Court’s decision in November 2007.

On January 16, 2008, we announced that we had reached a settlement with the indenture trustee and the 2009 noteholders, and on February 26, 2008, the Bankruptcy Court entered an order approving the settlement.  Pursuant to the settlement, the 2009 noteholders received as a distribution under the Plan, $220.5 in cash plus all accrued but unpaid interest through the Effective Date of the Plan.

    Savings and Investment Plan Litigation

Two companion purported class actions were filed – Dickerson v. Feldman in October 2004 and Reiff v. Metz in June 2007 - in the United States District Court for the Southern District of New York against a number of defendants, including certain current and former officers and employees, certain former directors and our Employee Benefits Plans Committee and Pension and Savings Funds Committee.  We were not named as a defendant.  The actions alleged breach of fiduciary duty under ERISA and sought to recover alleged losses to the Solutia Inc. Savings and Investment Plan (“SIP Plan”) during the period December 16, 1998 to the date the action was filed.  In addition, the plaintiffs in these actions filed a proof of claim for $269 against us in the Bankruptcy Court.

In December 2007, we, the named defendants, and the plaintiffs reached a global settlement in principle which would resolve the bankruptcy claims and the Dickerson and Reiff lawsuits on a class wide basis.  Under the terms of the global settlement, the plaintiffs agreed that the maximum amount of any claim against us would be $15 to be paid in New Common Stock from the disputed claim reserve.  The settlement remains subject to the parties entering into a formal settlement agreement, and must be approved by the Bankruptcy Court and/or the District Court.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Legal Proceedings Ongoing Post-Chapter 11

Following is a summary of legal proceedings which we continue to manage that, if resolved unfavorably, could have a material adverse effect on our consolidated liquidity and profitability. Certain of these matters relate to Flexsys, which became a 100% owned subsidiary on May 1, 2007 upon our acquisition of the 50% interest owned by Akzo Nobel.

Flexsys Antitrust Litigation

Antitrust authorities in the United States, Europe and Canada have been investigating past commercial practices in the rubber chemicals industry including the practices of Flexsys.  The practices being investigated occurred during the period that Flexsys was a 50/50 joint venture between Solutia and Akzo Nobel.  The European Commission issued the findings from its investigation in 2005, in which the Commission granted Flexsys full immunity from any potential fines.  Investigations regarding the industry may still be on-going in the United States and Canada, but to date, no findings have been made against Flexsys in either country.

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

Flexsys Patent and Related Litigation

Flexsys holds various patents covering inventions in the manufacture of rubber chemicals, including patents describing and claiming a manufacturing process for 4-aminodiphenylamine ("4-ADPA"), a key building block for the manufacture of 6PPD and IPPD, as well as a manufacturing process for 6PPD and IPPD, which function as anti-degradants and are used primarily in the manufacture of rubber tires.  Flexsys is engaged in litigation in several jurisdictions to protect and enforce its patents.

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

Sinorgchem appealed the ITC decision to the United States Court of Appeals for the Federal Circuit. On December 21, 2007, a three-judge panel of the Federal Circuit overruled the ITC’s finding that Sinorgchem had literally infringed Flexsys’ patent and remanded the matter to the ITC to determine whether Sinorgchem’s processes infringe Flexsys’ patent on other grounds set forth by Flexsys.  The limited exclusion order issued by the ITC remains in effect.

SOLUTIA INC.

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

In re Rubber Chemicals Antitrust Litigation. In April 2006, KKPC filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code. This matter was subsequently transferred to the United States District Court, Northern District of California.  Flexsys filed a motion to dismiss KKPC’s complaint, which was granted by the court in August 2007.  The court granted KKPC the right to refile an amended complaint, which KKPC filed in September 2007.  Flexsys filed a motion to dismiss the amended complaint, which was granted in part, and denied in part.  Specifically, the court dismissed all pending antitrust claims against Flexsys, but did not dismiss two state law claims for unfair competition and tortious interference.  The court granted KKPC the right to refile another amended complaint which it did on April 18, 2008.  Flexsys intends to move to dismiss this latest amended complaint.

Legal Proceedings in Korea

In April 2004, Sinorgchem filed an action with the Korean Intellectual Property Tribunal ("IPT") seeking to invalidate Flexsys’ Korean patent. The IPT issued a decision invalidating significant claims of Flexsys’ Korean patent. The IPT decision was reversed on appeal by the Patent Court of Korea. Sinorgchem appealed the decision of the Patent Court of Korea to the Supreme Court of Korea.  On October 25, 2007 the Supreme Court of Korea reversed the decision of the Patent Court on one of the claims and remanded the case back to the Patent Court for further review of the validity of the other claims in accordance with the Supreme Court decision.  Flexsys subsequently filed a correction action with the IPT to make certain corrections to the claims of the relevant patents.  The IPT has agreed to publish the corrections, subject to opposition by KKPC and Sinorgchem.  A final decision on the corrections is expected within a few months, and the Patent Court of Korea will likely wait to render a decision on the remanded invalidation case until after a final resolution has been issued on the correction action.

Also, in April 2004, Flexsys filed a patent infringement action in Korean Civil Court against KKPC seeking to enjoin it from manufacturing 6PPD in violation of Flexsys’ Korean patent. Flexsys alleges that Sinorgchem manufactures 4-ADPA using Flexsys’ patented process, that KKPC imports Sinorgchem's 4-ADPA into Korea and uses it to manufacture 6PPD for the production of rubber tires for sale in Korea. In late 2004, the Korean District Court dismissed the action and found Flexsys’ Korean patent invalid. The District Court's decision was upheld on appeal by the Korean High Court. Flexsys has appealed the decision to the Supreme Court of Korea.  We expect the Supreme Court of Korea may withhold a decision in this case until the outstanding issues with the invalidation actions are resolved.

Legal Proceedings in Europe and China

Various parties, including Sinorgchem and other competitors of Flexsys, have filed other, separate actions in patent courts in Europe and China seeking to invalidate certain of Flexsys’ patents issued in those jurisdictions.

Flexsys Tort Litigation

In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel (Solutia Inc. is not a named defendant) alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  The relevant production activities at the facility occurred during Pharmacia’s ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (then known as Monsanto, whose interest was subsequently transferred to us in the Solutia Spinoff) and Akzo Nobel.  The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

Beginning in February 2008, Flexsys has been named as a defendant in approximately seventy-five individual lawsuits filed in Putnam County, West Virginia, by residents of that county.  Solutia has been named as a defendant in two of these lawsuits.  The largely identical complaints allege that the residents were exposed to potentially harmful levels of dioxin particles from the Nitro facility.  The complaints also name as defendants Monsanto, Pharmacia, Akzo Nobel and another third party.

In 2005, Flexsys asserted an indemnification claim against Pharmacia in the class action litigation.  Flexsys and Pharmacia thereafter entered into a settlement agreement whereby Pharmacia agreed to defend Flexsys in this litigation and to bear the full cost of such defense but retained its right to assert that it is not obligated to indemnify Flexsys for potential damages with respect to this matter.  With respect to the individual law suits, we have made a claim for indemnification from Monsanto pursuant to the Monsanto Settlement Agreement entered into as part of the Plan of Reorganization.  Monsanto has assumed the defense of the individual cases and has answered the complaints on our behalf.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Other Legal Proceedings

Cash Balance Plan Litigation.  Since October 2005, current and former participants in the Solutia Inc. Employees’ Pension Plan (the “Pension Plan”) have filed three class actions alleging that the Pension Plan is discriminatory based on age and that the lump sum values of individual account balances in the Pension Plan have been, and continue to be, miscalculated.  Neither Solutia, its subsidiaries nor any individual or entity, other than the Pension Plan, have been named as a defendant in any of these cases.  Two of these cases, captioned Davis, et al. v. Solutia, Inc. Employees’ Pension Plan and Hammond, et al. v. Solutia, Inc. Employees’ Pension Plan, are still pending in the Southern District of Illinois, and have been consolidated with similar cases against Monsanto Company and the Monsanto Company Pension Plan (Walker et al. v. The Monsanto Pension Plan, et al.) and the Pharmacia Cash Balance Pension Plan, Pharmacia Corporation, Pharmacia and Upjohn, Inc., and Pfizer Inc. (Donaldson v. Pharmacia Cash Balance Pension Plan, et al.).  The plaintiffs in the Pension Plan cases seek to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Pension Plan.

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

By consent of the parties, the court certified a class in September 2007 with respect to the Pension Plan on plaintiffs’ claim that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55.  Summary judgment motions must be filed in the case by June 6, 2008, and a trial, if necessary, would be expected to occur in late 2008.

Ferro Antitrust Investigation.

Competition authorities in Belgium are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates (“BBP”).  One of the BBP producers under investigation by the Belgian Competition Authority (“BCA”) is Ferro Belgium sprl, a European subsidiary of Ferro Corporation (“Ferro”).  Ferro’s BBP business in Europe was purchased from us in 2000.  We received an indemnification notice from Ferro and have exercised our right, pursuant to the purchase agreement relating to Ferro’s acquisition of the BBP business from us, to assume and control the defense of Ferro in proceedings relating to these investigations.  On July 7, 2005, the BCA Examiner issued a Statement of Objections regarding its BBP investigation in which Solutia Europe SPRL/BVBA ("SESA"), a European subsidiary of ours, along with Ferro Belgium sprl and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000.  On April 4, 2008 a judgment was entered against SESA of less than $1.  A judgment was also entered against Ferro of less than $1, related solely to the period of its ownership of the BBP business.

Department of Justice Investigations.  We received two grand jury subpoenas from the Antitrust Division of the United States Department of Justice (the “DOJ”).  The first subpoena, which we received in April 2006, relates to the DOJ’s investigation of potential antitrust violations in the adipic acid industry.  The second subpoena, which we received in September 2007, pertains to the DOJ’s investigation of potential antitrust violations in the sodium tripoloyphosphate (“STPP”) industry.  During the relevant time period of the subpoena, we were an owner of Astaris LLC, a 50/50 joint venture with FMC Corporation, which manufactured and marketed phosphorus-based products, including STPP.  We and our joint venture partner sold substantially all of the assets of Astaris in November 2005 to Israel Chemicals Limited.  We have not engaged in the STPP business since the sale of our interest in the Astaris assets.  We are fully cooperating with the DOJ in both investigations, which are ongoing.

Department of Labor Investigation of Solutia Inc. Savings and Investment Plan.  In 2005 the Department of Labor (“DOL”) contacted us through the Employee Benefits Security Administration, informing us that it wanted to conduct an investigation of our SIP Plan.  We fully cooperated with the DOL throughout the investigation.

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

The DOL did not choose to file suit against our fiduciaries, instead offering us the opportunity to voluntarily discuss how the alleged violations may be corrected.  In early 2007, we submitted additional information to the DOL to support our request for reconsideration of the DOL’s findings.  We believe the DOL is likely to close its investigation in connection with the settlement of the Dickerson and Reiff cases mentioned above.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Solutia Canada Inc. v. INEOS Americas LLC.  Solutia Canada Inc. (“Solutia Canada”) filed suit in Quebec Court in December 2006, alleging breach of contract by INEOS Americas LLC (“INEOS”).  In late 2002, we negotiated a Stock and Asset Purchase Agreement for the sale of our Resimenes & Additives business to UCB S.A. (“UCB”).  As part of this agreement, we agreed to exclude the LaSalle assets from the agreement and entered into the LaSalle Toll Agreement (“LTA”) with UCB.  The LTA passed through all the benefits and risks of ownership of the LaSalle operations to UCB, other than pre-closing environmental liabilities.  In the LTA, Solutia Canada agreed to operate its LaSalle Plant for the benefit of UCB and to provide all the necessary services to convert UCB’s raw materials on a cost-neutral basis.  Thus, UCB would pay Solutia Canada for all of its actual, direct and indirect costs incurred in connection with the performance or supply of services under the LTA or in holding itself ready to perform or supply those services.  In the years after its execution, the LTA was assigned by UCB to Cytec Industries, Inc., then to INEOS.

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

Texas Commission on Environmental Quality Administrative Enforcement Proceeding.  On August 11, 2006, the Executive Director of the Texas Commission on Environmental Quality (the “Commission”) commenced an administrative enforcement proceeding against us by filing a petition with the Texas Commission on Environmental Quality.  The petition alleged certain violations of the State of Texas air quality program.  The Executive Director requested that an administrative penalty, the amount of which was de minimis, be assessed and that we undertake corrective actions to ensure compliance with the Texas Health and Safety Code and the rules of the Commission in connection with alleged self-reported unauthorized emission events and deviations of air permits.  We answered the petition on September 1, 2006, asserted affirmative defenses and requested a contested enforcement case hearing.  We reached a settlement in principle with the Commission that includes payment of a de minimis penalty and contribution to an environmentally beneficial project in exchange for mitigation of a portion of the penalty.  All required corrective action has been completed.  The final settlement orders have been approved by the Commission.

Environmental Liabilities

As of December 31, 2007, we had $78 reserved for the remediation of hazardous substances at plant sites which we own or operate.  The environmental remediation obligation for properties we never owned or operated, including certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois (the “Shared Sites”), were classified by us as subject to compromise at December 31, 2007, as during the bankruptcy proceedings, these obligations were managed and funded by Monsanto.  At the Effective Date, Monsanto had spent approximately $79 related to the Shared Sites during the bankruptcy proceedings.  Of this amount, $29 was classified as an administrative claim and paid at emergence out of the proceeds of the Creditor Rights Offering.  The other $50 of funding provided by Monsanto was not reimbursed in accordance with the Monsanto Settlement Agreement.  As of the Effective Date, and under the Monsanto Settlement Agreement and the Plan of Reorganization, Monsanto accepted responsibility for properties we never owned or operated and we agreed to share responsibility with Monsanto for the Shared Sites.  Under this cost-sharing arrangement, we are responsible for the funding of remediation activities at the Shared Sites from the Effective Date up to a total of $325.  Thereafter, if needed, we and Monsanto will share responsibility equally.  The effect of the Monsanto Settlement Agreement and the Plan of Reorganization, along with the application of fresh-start accounting, was an increase in our environmental reserve at the Effective Date of $261, which was recorded by the Predecessor as a charge to Reorganization items, net.  The increase in the reserve of $261 and resulting total reserve of $337 as of March 31, 2008 relates to all sites managed by us.  The amounts reserved related to the Shared Sites is significantly less than the $325 threshold in which we would begin to share future costs with Monsanto.

As of March 31, 2008, we had $337 reserved for environmental matters, inclusive of the charge to Reorganization items, net discussed above.  This amount represents our best estimate of our share of costs likely to be incurred at those sites where costs are reasonably estimable based on our analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and our interpretation of laws and regulations applicable to each site.  On a periodic basis, we reassess these reserves to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be necessary, which could have a material effect on our consolidated liquidity and profitability.  The range of probable outcomes could be approximately $20 lower than the recorded amount and up to $160 beyond the amount accrued.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

11.  Pension Plans and Other Postretirement Benefits

During our Chapter 11 Cases, we amended our U.S. qualified pension plan in 2004 and 2005 to cease future benefit accruals for union and non-union participants, respectively, in these plans which eliminated service costs for benefits earned as a pension benefit cost.  Furthermore, we amended our U.S. postretirement plan in accordance with the Plan for retiree participants and established a VEBA retiree trust at the Effective Date.  The postretirement plan amendment, which became effective on the Effective Date, reduces the eligible charges covered by the postretirement plan and establishes a lifetime maximum benefit.  This action resulted in a curtailment of the U.S. postretirement plan, as defined by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), due to the changes in medical benefits provided to retiree participants in our U.S. postretirement plan.  The net result of this action was a $109 gain recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position as of February 29, 2008.  As described in Note 2, on the adoption of fresh-start accounting, the balance in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position was reduced to zero and charged to Reorganization Items, net.  The VEBA retiree trust, valued at $195 as of February 29, 2008 as funded by proceeds from the sale of New Common Stock and a contribution of the retirees’ allowed unsecured claim, effectuates substantial defeasance of a substantial amount of the remaining healthcare and other benefits liabilities assumed by us at the Solutia Spinoff.

Components of Net Periodic Benefit Cost

For the one month ended March 31, 2008, the two months ended February 29, 2008 and the three months ended March 31, 2007, our pension and healthcare and other benefit costs were as follows:

	Pension Benefits
	Successor	Predecessor
	One Month Ended March 31, 2008	Two Months Ended February 29, 2008	Three Months Ended March 31, 2007

Service costs for benefits earned	$--	$1	$1
Interest costs on benefit obligation	6	12	16
Assumed return on plan assets	(6)	(13)	(17)
Actuarial net loss	--	2	2
Settlement charge	--	1	--
Total	$--	$3	$2

	Healthcare and Other Benefits
	Successor	Predecessor
	One Month Ended March 31, 2008	Two Months Ended February 29, 2008	Three Months Ended March 31, 2007
Service costs for benefits earned	$1	$1	$1
Interest costs on benefit obligation	1	4	6
Assumed return on plan assets	(1)	--	--
Prior service credits	--	(3)	(4)
Actuarial net loss	--	--	2
Total	$1	$2	$5

    Settlements

    We recorded a pension settlement charge of $1 in the two months ended February 29, 2008 resulting from the significant amount of lump sum distributions from our Belgium retirement plan.

    Employer Contributions

    According to IRS funding rules, we will be required to make approximately $54 in pension contributions to our U.S. qualified pension plan in 2008.  We made $19 of these required 2008 contributions in January 2008.  We also expect to be required to fund approximately $4 in pension contributions for our foreign pension plans in 2008.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

12.  Debt Obligations

Our long-term debt consisted of the following as of March 31, 2008 and December 31, 2007:

	Successor	Predecessor
	March 31, 2008	December 31, 2007
Senior secured term loan facility due 2014	$1,197	$--
Senior secured asset-based revolving credit facility due 2013	243	--
15.50% senior unsecured bridge facility due 2015	401	--
6.72% debentures due 2037	--	150
11.25% notes due 2009	--	223
Facility Agreement due 2011	--	231
7.375% debentures due 2027	--	300
Flexsys term loan due 2012	--	76
Flexsys revolving credit facility due 2012	--	47
Maryville notes due 2022	20	20
Total principal amount	1,861	1,047
Unamortized net discount (a)	--	--
	1,861	1,047
Less current portion of long-term debt	(13)	(15)
Less amounts subject to compromise (Note 2)	--	(673)
Total	$1,848	$359

(a) Unamortized net discount of $14 as of December 31, 2007 is included in liabilities subject to compromise, as further described in Note 2.

Financing Agreements

On the Effective Date, we entered into the Financing Agreements to borrow up to $2.05 billion from the Lenders.  Proceeds from the Financing Agreements and existing cash were used to (i) repay the DIP credit facility, (ii) retire Solutia Services International S.C.A./Comm. V.A.’s (“SSI”) Facility Agreement due 2011, (iii) retire the Flexsys term loan and revolving credit facility due 2012, (iv) pay certain secured and administrative claims, and (v) provide additional liquidity for operations.

The Financing Agreements consist of (i) a $450 senior secured asset-based revolving credit facility which is comprised of a U.S Facility and a Belgium Facility (“Revolver”), (ii) a $1.2 billion senior secured term loan facility (“Term Loan”) and (iii) a $400 senior unsecured bridge facility (“Bridge”).  Beginning on September 30, 2008 and through and including September 30, 2009, the Lenders, under the Bridge have the right to require us to take such actions as are reasonably necessary so that the Lenders can privately place, in one or more offerings or placements, an aggregate principal amount of senior debt securities, senior subordinated debt securities, subordinated debt securities, discount securities or any combination of any of the foregoing of us as will generate gross proceeds in an aggregate amount sufficient to repay all or any portion of principal, interest and other amounts then outstanding under the Bridge.

The Revolver bears interest, at our option, at LIBOR or the prime rate plus an applicable margin.  As of March 31, 2008, the applicable margin for the LIBOR and prime rate loans in the Revolver are 1.75 percent and 0.75 percent, respectively.  The Term Loan bears interest at LIBOR, with a floor of 3.50 percent through the fourth anniversary of the Effective Date, plus 5.00 percent.  Interest for the Revolver and Term Loan is payable (i) with respect to LIBOR loans, on the last day of each relevant interest period (defined as one, two, three or six months or any longer period available to all Lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period, and (ii) with respect to prime rate loans, quarterly in arrears.

The Bridge has a fixed interest rate of 15.50 percent with interest payable quarterly.  For the period commencing on the Effective Date and ending on the day immediately preceding the first anniversary of the Effective Date, no more than 3.50 percent per annum may be paid in the form of payment-in-kind interest; for the period commencing on the first anniversary of the Effective Date and ending on the day immediately preceding the second anniversary of the Effective Date, no more than 2.50 percent per annum may be paid in the form of payment-in-kind interest; and commencing on the second anniversary of the Effective Date and thereafter, no more than 1.50 percent per annum may be paid in the form of payment-in-kind interest.

Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Business Enterprises Inc., Solutia Greater China, Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc., Solutia Systems, Inc., Beamer Road Management Company and future subsidiaries as defined by the Financing Agreements, subject to certain exceptions (the “Guarantors”) are guarantors of our obligations under the Financing Agreements.  The Financing Agreements and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

       We are required to make mandatory repayments of the Financing Agreements in connection with asset sales, equity issuance and certain other events.  We are required to pay 1 percent of the principal of the Term Loan annually via quarterly payments.  In addition, on an annual basis and subject our leverage position at December 31st of each year, we are required to repay the Term Loan with 25 percent or 50 percent of the excess cash generated during the year as defined in the Financing Agreements.  Any portion of the Term Loan that is repaid through mandatory prepayments or voluntarily repaid may not be reborrowed.  Furthermore, voluntary prepayments or amendments to the Term Loan are subject to a prepayment premium or fee of 3 percent of the principal amount prepaid or principal amount outstanding, respectively, prior to the first anniversary of the Effective Date, 2 percent after the first anniversary and prior to the second anniversary of the Effective Date and 1 percent after the second anniversary and prior to the third anniversary of the Effective Date.  We are not subject to any prepayment premiums or fees for amendments after the third anniversary of the Effective Date.

The Financing Agreements include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt.  The financial covenants are (i) total leverage ratio, (ii) fixed charge coverage ratio and (iii) a capital expenditure cap as defined by the Financing Agreements.  We were in compliance with all applicable covenants as of March 31, 2008.

13.  Segment Data

We are a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications.  Prior to the first quarter of 2008, we managed our businesses in the following four operating segments:  CPFilms, Other Performance Products (“OPP”), Rubber Chemicals and Integrated Nylon.  As allowed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the CPFilms, OPP and Rubber Chemicals operating segments were aggregated into one reportable segment titled Performance Products.  In the first quarter of 2008, we realigned the OPP operating segment whereby SAFLEX® will prospectively be evaluated discretely by our chief operating decision maker and the aviation and heat transfer products will be combined with the Rubber Chemicals business and titled Technical Specialties, when reviewed by our chief operating decision maker.  In concurrence with this realignment, we have ceased the aggregation of the above into the Performance Products reportable segment and have chosen to report the operating segments separately.  Therefore, beginning in the first quarter of 2008, we will report our businesses consistent with our four operating segments:  SAFLEX®, CPFilms, Technical Specialties and Integrated Nylon.

The SAFLEX® reportable segment is a global manufacturer of performance films for laminated safety glass. The CPFilms reportable segment is a manufacturer of performance films for after-market applications which add functionality to glass.  The Technical Specialties reportable segment is a global manufacturer of specialties such as chemicals for the rubber industry and specialty products such as heat transfer fluids and aviation hydraulic fluids.  The Integrated Nylon reportable segment consists of an integrated family of nylon products including high-performance polymers and fibers.  The major products by reportable segment are as follows:

Reportable Segment	Products
SAFLEX®	• SAFLEX® plastic interlayer • Specialty intermediate Polyvinyl Butyral resin and plasticizer
CPFilms	• LLUMAR®, VISTA®, GILA® and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS® professional and retail window films • Other enhanced polymer films for industrial customers
Technical Specialties
• CRYSTEX® insoluble sulphur
• SANTOFLEX® antidegradants
• SANTOCURE® and PERKACIT® primary accelerators
• THERMINOL® heat transfer fluids
• SKYDROL® aviation hydraulic fluids
• SKYKLEEN® brand of aviation solvents

Integrated Nylon	• Nylon intermediate “building block” chemicals • Nylon polymers, including VYDYNE® and ASCEND® • Carpet fibers, including the WEAR-DATED® and ULTRON® brands • Industrial nylon fibers

    Beginning with the first quarter of 2008, the performance of our operating segments is evaluated based on segment profit, defined as earnings before interest expense, income taxes, depreciation and amortization, and reorganization items, net (“EBITDAR”).  Prior to the first quarter of 2008, segment profit was defined as earnings before interest expense and income taxes (“EBIT”).  Segment profit includes selling, general and administrative, research, development and other operating expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment.  Certain operations, expenses and other items that are managed outside the reportable segments are reported as Unallocated and Other.  Unallocated and Other is comprised of corporate expenses, adjustments to our LIFO valuation reserve, equity earnings from affiliates, other income and expense items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the reportable segments and operating segments that do not meet the quantitative threshold for determining reportable segments.  All prior periods have been retroactively presented for the changes in reportable segments and measurement of segment profit.  There were no inter-segment sales in the periods presented below.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Segment data for the one month ended March 31, 2008, the two months ended February 29, 2008 and the three months ended March 31, 2007 are as follows:

	Successor		Predecessor
	One Month Ended March 31, 2008		Two Months Ended February 29, 2008		Three Months Ended March 31, 2007
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)
Reportable Segments:
SAFLEX®	$68	$3	$125	$17	$169	$28
CPFilms	23	3	39	9	59	16
Technical Specialties	88	12	164	40	39	8
Integrated Nylon	150	(11)	318	2	426	28
Reportable Segment Totals	329	7	646	68	693	80
Unallocated and Other	3	(7)	7	(4)	9	(12)
Total	332	--	653	64	702	68

Reconciliation to Consolidated Totals:
Depreciation and amortization		(12)		(20)		(25)
Interest expense		(18)		(21)		(28)
Reorganization items, net		--		1,633		(16)
Consolidated Totals:
Net Sales	$332		$653		$702
Income (Loss) from Continuing Operations Before Income Taxes		$(30)		$1,656		$(1)

    The effects of fresh-start accounting created a material change in total assets by segment when compared to December 31, 2007.  Total assets by segment at March 31, 2008 and December 31, 2007 are as follows:

	Successor	Predecessor
	March 31, 2008	December 31, 2007
Reportable Segments:	Assets	Assets
SAFLEX®	$1,360	$525
CPFilms	809	255
Technical Specialties	973	635
Integrated Nylon	1,100	1,006
Reportable Segment Totals	$4,242	$2,421
Reconciliation to consolidated totals:
Discontinued Operations	5	7
Unallocated and Other	547	212
Consolidated totals	$4,794	$2,640

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

14.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in the basic and diluted earnings (loss) per share and reconciles weighted-average number of shares used in the basic earnings (loss) per share calculation to the weighted-average number of shares used to compute diluted earnings (loss) per share.

	Successor	Predecessor
	One Month Ended March 31, 2008	Two Months Ended February 29, 2008	Three Months Ended March 31, 2007
Net income (loss) used for basic and diluted earnings per share	$(30)	$1,450	$(8)

Weighted-average number of shares outstanding used for basic earnings (loss) per share	59.7	104.5	104.5
Non-vested restricted shares	--	--	--
Stock options	--	--	--
Warrants	--	--	--
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	59.7	104.5	104.5

    Stock options and Warrants to purchase approximately 2.9 million shares and 4.5 million shares, respectively, and non-vested restricted shares of 1.2 million were not included in the computation of earnings (loss) per share since the result would have been antidilutive for the one month ended March 31, 2008.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, our ability to comply with the terms of our Financing Agreements, our ability to reduce our overall leveraged position, general economic, business and market conditions; customer acceptance of new products; raw material and energy costs or shortages; limited access to capital resources; currency and interest rate fluctuations; increased competitive and/or customer pressure; gain or loss of significant customers; compression of credit terms with suppliers; exposure to product liability and other litigation; changes in cost of environmental remediation obligations and other environmental liabilities; changes in accounting principles generally accepted in the U.S.; ability to implement cost reduction initiatives in a timely manner; geopolitical instability; and changes in pension and other postretirement assumptions.

Overview

In the first quarter of 2008, we realigned our segment reporting to four segments from our former two segment reporting structure as further described in Note 13 to the accompanying consolidated financial statements.  These four segments are SAFLEX®, CPFilms, Technical Specialties and Integrated Nylon.  The major products by reportable segment are as follows:

Reportable Segment	Products
SAFLEX®	• SAFLEX® plastic interlayer • Specialty intermediate Polyvinyl Butyral resin and plasticizer
CPFilms	• LLUMAR®, VISTA®, GILA® and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS® professional and retail window films • Other enhanced polymer films for industrial customers
Technical Specialties
• CRYSTEX® insoluble sulphur
• SANTOFLEX® antidegradants
• SANTOCURE® and PERKACIT® primary accelerators
• THERMINOL® heat transfer fluids
• SKYDROL® aviation hydraulic fluids
• SKYKLEEN® brand of aviation solvents

Integrated Nylon	• Nylon intermediate “building block” chemicals • Nylon polymers, including VYDYNE® and ASCEND® • Carpet fibers, including the WEAR-DATED® and ULTRON® brands • Industrial nylon fibers

Summary of Significant First Quarter 2008 Events

Bankruptcy Proceedings and Emergence from Chapter 11

On February 28, 2008 (the “Effective Date”),  we consummated our reorganization under the Bankruptcy Code and emerged from bankruptcy under the terms of our Fifth Amended Joint Plan of Reorganization which was confirmed by the Bankruptcy Court on November 29, 2007.  Also, on the Effective Date we entered into financing agreements with Citigroup Global Markets Inc., Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc. (the "Lenders") to borrow up to $2.05 billion (the “Financing Agreements”).  The Financing Agreements consist of (i) a $450 million senior secured asset-based revolving credit facility which is comprised of a U.S. Facility and a Belgium Facility (“Revolver”), (ii) a $1.2 billion senior secured term loan facility (“Term Loan”) and (iii) a $400 million senior unsecured bridge facility (“Bridge”).

Combined Quarterly Financial Results of the Predecessor and Successor

Due to our adoption of fresh-start accounting on February 29, 2008, the accompanying Consolidated Statement of Operations include the results of operations for (i) the two months ended February 29, 2008 of the Predecessor and (ii) the one month ended March 31, 2008 of the Successor.  Therefore, for purposes of management’s discussion and analysis of the results of operations in this Form 10-Q, we combined the current year results of operations for these two periods of the Predecessor and the Successor.  We then compare the combined results of operations for the three months ended March 31, 2008 with the corresponding period in the prior year.

We believe the combined results of operations for the three months ended March 31, 2008 provide management and investors with a more meaningful perspective on our ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner.  Further, the use of earnings before interest expense, income taxes, depreciation and amortization and reorganization items, net ("EBITDAR") as the earnings metric allows for meaningful analysis across both periods and to the extent the segment’s EBITDAR is materially impacted by fresh-start accounting or other differences between Predecessor and Successor, these differences are identified in the discussion of results.  Similarly, we combine the financial results of the Predecessor and the Successor when discussing our sources and uses of cash for the three months ended March 31, 2008.

Summary Results of Operations

In the first quarter of 2008, we reported sales of $985 million, a 40 percent increase over $702 million reported in the first quarter of 2007. The increase was driven by acquisitions, higher selling prices, higher demand, and favorable currency exchange rate fluctuations.  Gross profit of $114 million in the quarter was 11 percent higher than the same period in 2007.  Higher raw material, energy and freight costs were offset by the Flexsys acquisition and the combination of higher selling prices, increased demand, and favorable currencies.  Gross profit margin in the quarter was 11.6 percent, compared to 14.7 percent in the prior year period as selling price increases did not keep pace with the increase in raw material, energy and freight costs, and the impacts of fresh-start accounting.  Selling, general and administrative expenses remained at approximately 8 percent of sales, consistent with 2007.  This quarter’s operating income results also include $23 million of negative impacts from adoption of fresh-start accounting as of the Effective Date and other non-operational or non-recurring items.

We used $469 million of cash from operations in the first quarter, due to outflows required to facilitate emergence from bankruptcy, the seasonal build of working capital and funding into our domestic pension plan.  This compares to a usage of $119 million in the first quarter of 2007, which was primarily due to seasonal working capital build and domestic pension funding.  Our liquidity at the end of the first quarter was $205 million in the form of $134 million of availablity under the Revolver and $71 million of cash on-hand.

Critical Accounting Policies and Estimates

As a result of our emergence from bankruptcy and the discharge of many of our legal proceedings in accordance with the Plan (as described in Note 10 to the accompanying consolidated financial statements), we no longer consider Self-Insurance to be a critical accounting policy as we believe it is less likely to have a material impact on our reported results of operations in future periods.  There have been no other changes in the first quarter 2008 with respect to our critical accounting policies, as presented on pages 32 through 35 of our 2007 Form 10-K filed on February 27, 2008.

Combined Results of Operations—First Quarter 2008 Compared with First Quarter 2007

Due to the implementation of fresh-start accounting, as driven by our emergence from bankruptcy, depreciation and amortization on a post-emergence basis will reduce the comparability of segment profit by business and period.  Reorganization expenses during the Chapter 11 Cases, while predominantly recognized as a component of Corporate Expenses, will also impact the comparability of segment profit.  Therefore, effective with first quarter 2008 reporting, the performance of our operating segments is evaluated based on segment profit, defined as EBITDAR, which includes selling, general and administrative, research, development and other operating expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment.

Consolidated Results

	Combined	Predecessor
(dollars in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$985	$702	$283	40%

Operating Income:
Reportable Segment Profit	$75	$80	$(5)	(6%)
Unallocated and Other	(11)	(12)	1	8%
Less: Depreciation and Amortization	(32)	(25)
Less: Equity Earnings from Affiliates, Other Income and Loss on Debt Modification included in Segment Profit (Loss) and Unallocated and Other	(2)	(6)

Operating Income	$30	$37	$(7)	(19%)
Charges included in Operating Income	$(23)	$--

The increase in net sales as compared to the first quarter 2007 resulted from our acquisition of Akzo Nobel’s 50 percent interest in the Flexsys joint venture, which was completed on May 1, 2007 (the “Flexsys Acquisition”), higher sales volumes, increased selling prices and the effect of favorable exchange rate fluctuations.  Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method and recorded as Equity Earnings from Affiliates on the Consolidated Statement of Operations.  Net sales increased $203 million or 29 percent in the first quarter 2008 as a result of the Flexsys Acquisition.  The remaining $80 million or 11 percent increase in net sales was a result of higher average selling prices of $38 million or 6 percent, higher sales volumes of $24 million or 3 percent, and favorable currency exchange rate fluctuations of $18 million or 2 percent.  Higher average selling prices were experienced across all reporting segments given the generally favorable supply/demand profile in these markets, new product introductions in certain of our growth segments and in response to an escalating raw material profile.  The higher sales volumes were most notable in our SAFLEX® reporting segment, given the continued growing global demand for laminated glass, and to a lesser extent, in CPFilms and Integrated Nylon.  The CPFilms and Integrated Nylon volume increases are a result of specific management initiatives that have focused on certain growth areas within these reporting segments.  All businesses with exposure to the North American automotive and housing markets experienced declines in year over year volumes in their U.S. markets; however, these declines were more than offset by our strong and in some instances, growing, market positions in other world areas.  The favorable currency benefit was driven most notably by the continued strengthening of the Euro versus the U.S. dollar, in comparison to the prior year.  Other currency movements against the U.S. dollar also benefited our net sales, however, given the strong market positions in Europe within SAFLEX® and Technical Specialties, movements in the Euro versus the U.S. dollar had the most significant impact on our revenues.

    The decrease in operating income as compared to the first quarter 2007 resulted from higher charges of $23 million.  After consideration of these charges, our operating income change was an improvement over the prior year related to the Flexsys Acquisition, increased net sales and selling, general and administrative expenses remaining on par with the prior year at approximately 8 percent of net sales.  Offsetting these factors were higher raw material and energy costs of $63 million, and lower asset utilization rates in Integrated Nylon.  As indicated in the preceding table, operating results were affected by various charges which are described in greater detail within this section below.  The raw material impacts were most impactful within the Integrated Nylon segment, with the key increases experienced in propylene, ammonia and natural gas.  The increases in these raw materials are primarily driven by continued tight supply of these materials, as well as the substantial increases in oil prices when compared with the prior year, first quarter.  We have and will continue to increase selling prices in response to these material movements, although we do experience a lag in the selling price movements versus raw material movements.  This lag had a significant negative impact on first quarter results, as we were able to recover $38 million or 60 percent of the increased costs within the quarter.  The lower utilization rates in Integrated Nylon were due to the timing of scheduled maintenance related shutdowns at several locations in the first quarter 2008.

SAFLEX®

	Combined	Predecessor
(dollars in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$193	$169	$24	14%

Segment Profit	$20	$28	$(8)	(29%)
Charges included in Segment Profit	$(13)	$--

    The increase in net sales as compared to the first quarter 2007 was a result of favorable currency exchange rate fluctuations of $12 million or 7 percent, higher sales volumes of $7 million or 4 percent and higher average selling prices of $5 million or 3 percent. The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the first quarter 2007.  Higher sales volumes were experienced in targeted growth markets of Europe and Asia Pacific and sales volumes into the domestic market were lower than the prior year.  The increased sales in Asia Pacific were a result of the continued expanding demand for laminated glass in that market, which was partially supported by our new SAFLEX® plant in Suzhou, China which opened in the third quarter 2007.

    The decrease in segment profit in comparison to the first quarter 2007 resulted primarily from higher charges, partially offset by increased net sales as described above.  Segment profit in the first quarter 2008 was negatively impacted by charges of $12 million resulting primarily from the step-up in basis of our inventory in accordance with fresh-start accounting and $1 million of severance and retraining costs.  The segment also experienced approximately $8 million of higher raw material costs in comparison to the prior year, of which $5 million or 63 percent was recovered through increased selling prices.  The remaining increase in raw material costs was offset through improved manufacturing performance and higher sales.

CPFilms

	Combined	Predecessor
(dollars in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$62	$59	$3	5%

Segment Profit	$12	$16	$(4)	(25%)
Charges included in Segment Profit	$(4)	$--

The increase in net sales as compared to the first quarter 2007 resulted primarily from higher average selling prices of $2 million or 3 percent and higher sales volumes of $1 million or 2 percent.  The increase in sales volumes primarily resulted from strong growth in CPFilms’ international window film markets, most notably Russia and the Middle East, and continued growth of the industrial business, partially offset by lower demand in North America due to the challenging macro-economic conditions currently being experienced in this market.

The decrease in segment results in comparison to the first quarter 2007 resulted primarily from the $4 million charge in the first quarter 2008 associated with the step-up in basis of our inventory in accordance with fresh-start accounting.  After consideration of the inventory step-up and despite weaker volumes in the domestic markets, this segment generated higher gross profit in comparison to the prior year of $2 million, which was offset by increased investment in sales and marketing infrastructure and in market development programs globally, which we believe will continue to expand the overall global window film market and our participation within this market.

Technical Specialties

	Combined	Predecessor
(dollars in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$252	$39	$213	N.M.

Segment Profit	$52	$8	$44	N.M.
Charges included in Segment Profit	$(7)	$--

The increase in net sales as compared to the first quarter 2007 resulted primarily from the Flexsys Acquisition.  Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method and were not recorded within the Technical Specialties reportable segment.  The Flexsys Acquisition resulted in an increase in net sales of $203 million.  The remaining increase in net sales was a result of higher sales volumes of $7 million, higher average selling prices of $2 million and favorable currency exchange rate fluctuations of $1 million.  Higher sales volumes and average selling prices were experienced primarily in THERMINOL® heat transfer fluids.  The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the first quarter 2007.

The increase in segment profit in comparison to the first quarter 2007 resulted primarily from the Flexsys Acquisition and increased net sales as described above.  The $7 million of charges included in segment profit in the first quarter 2008 resulted primarily from the step-up in basis of inventory in accordance with fresh-start accounting.

Integrated Nylon

	Combined	Predecessor
(dollars in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$468	$426	$42	10%

Segment Profit (Loss)	$(9)	$28	$(37)	N.M.
Charges included in Segment Profit	$(2)	$--

The increase in net sales as compared to the first quarter 2007 resulted primarily from higher average selling prices of $30 million or 7 percent, higher sales volumes of $9 million or 2 percent and favorable currency exchange rate fluctuations of $3 million or 1 percent.  In response to the escalating cost of raw materials, average selling prices increased significantly in the majority of the intermediate chemicals, carpet fibers and, to a lesser extent, the nylon plastics and polymers businesses.  Sales volumes increased primarily in nylon plastics and polymers, partially offset by decreases in carpet fibers primarily due to weaknesses in the domestic housing market.  This segment continues to focus on higher growth applications and markets for engineering thermoplastics.  This focus and additional volumes in the current year were a result of additional nylon plastics and polymers capacity brought on-stream after the first quarter 2007.  The segment has completed additional expansions of its engineering thermoplastics manufacturing capabilities late in the first quarter 2008, and expects to continue to experience volume growth within this product line throughout 2008.

The decrease in segment results in comparison to the first quarter 2007 resulted primarily from higher raw material costs of approximately $54 million, higher manufacturing and logistic costs and lower asset utilization, partially offset by increased net sales as described above. The raw material cost profile of Integrated Nylon was primarily impacted during the first quarter 2008 by increases in propylene, ammonia and natural gas, key feedstocks for the segment. Higher manufacturing costs and lower asset utilization were a result of scheduled maintenance shutdowns in intermediate chemicals at the Decatur, Alabama and Alvin, Texas plants and carpet fibers at the Greenwood, South Carolina plant in the first quarter 2008.  Further, lower asset utilization was experienced in carpet fibers due to the aforementioned sales volume decrease.  Higher logistics costs are related to increased volumes shipped and higher fuel surcharges.  In addition, segment loss in the first quarter 2008 was negatively impacted by a charge of $2 million resulting primarily from the step-up in basis of our inventory in accordance with fresh-start accounting.  The segment has and will continue to increase selling prices in response to these material movements, although it does experience a lag in the selling price movements versus raw material movements.  Currently, over 40 percent of the segment’s pricing is formula based, which generally re-price quarterly.   This lag had a significant negative impact on first quarter results, as the segment was able to recover only $30 million or approximately 55 percent of the increased costs within the quarter.

Unallocated and Other

	Combined	Predecessor
(dollars in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (Decrease)
Components of Unallocated and Other:
Other Operations Segment Loss	$(1)	$(1)
Corporate Expenses	(9)	(13)
LIFO adjustment	--	(4)
Equity Earnings from Affiliates	--	9
Other Income, net	(1)	4
Loss on Debt Modification	--	(7)
Total Unallocated and Other results	$(11)	$(12)	1	8%
Gains (Charges) included in Unallocated and Other	$3	$(7)

In the first quarter 2008, a $3 million gain was recorded in corporate expenses related to joint settlements with Monsanto of legacy insurance policies with insolvent insurance carriers.  In the first quarter 2007, a charge of $7 million was recorded to write-off debt issuance costs and to record the DIP credit facility as modified at its fair value as of the amendment date.  After consideration of the aforementioned items in 2008 and 2007, Unallocated and Other loss increased $9 million from the decreases in equity earnings from affiliates and other income, net, partially offset by the absence of the necessity for a LIFO adjustment during the first quarter 2008.  Corporate expenses, excluding the aforementioned gain, were comparable to the first quarter 2007.  The decrease in equity earnings from affiliates is a result of the Flexsys Acquisition completed on May 1, 2007.  Other income, net decreased by $5 million due to lower gains on foreign currency hedges and lower interest income.

Interest Expense

	Combined	Predecessor
(dollars in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$39	$28	$11	39%

The increase in interest expense in the first quarter 2008 in comparison to the first quarter 2007 resulted principally from higher debt outstanding with higher interest rates in the first quarter 2008 than in 2007.   Average debt outstanding increased $577 million or 56 percent to fund the Flexsys Acquisition, as only a portion of debt utilized to acquire Flexsys was incurred prior to the end of the first quarter of 2007, and our emergence from Chapter 11 on the Effective Date.  The higher interest rates are a result of a changed interest rate profile of our debt structure due to the replacement of the DIP credit facility with the Financing Agreements.

Reorganization Items, net

	Combined	Predecessor
(dollars in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (Decrease)

Reorganization Items, net	$1,633	$(16)	$1,649	N.M.

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we were in reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Reorganization items incurred in the first quarter 2008 included a $104 million charge on the settlement of liabilities subject to compromise, $1,789 million gain from fresh-start accounting adjustments, and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings.  The increase in reorganization items, net as compared to the first quarter 2007 is due to the aforementioned effects of settling the liabilities subject to compromise and adopting fresh-start accounting.  In addition, professional fees increased $37 million due to the necessary support for our emergence from Chapter 11.

Income Tax Expense

	Combined	Predecessor
(dollars in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense	$206	$7	$199	N.M.

    The income tax expense recorded in the two months ended February 29, 2008 was primarily attributable to emergence and related fresh-start accounting, which accounted for $194 million of the total.  The remaining $12 million of income tax expense in the first quarter 2008 was related to ex-U.S. operations.  There was no income tax expense or benefit recorded in the one month ended March 31, 2008.  We recorded income tax expense in the three months ended March 31, 2007 of $7 million, entirely attributable to ex-U.S. operations.

    The change in income tax expense in the first quarter 2008 compared to the first quarter 2007 was a result of the emergence and higher ex-U.S. earnings in the first quarter 2008 compared to ex-U.S. earnings in the first quarter of 2007.  The higher ex-U.S. earnings level is attributable to the Flexsys Acquisition, which occurred in the second quarter 2007, and the significant ex-U.S. earnings profile of that entity.

    The Successor has an estimated U.S. net operating loss carryforward ("NOL") of approximately $1.2 billion.  A full valuation allowance has been provided against the U.S. deferred tax assets and no income tax benefit has been recognized for the U.S. loss in the one month ended March 31, 2008.  As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our NOL in the carryforward period and do not expect to be in a cash paying position in relation to U.S. taxes for the foreseeable future.

    No income tax expense or benefit was recorded in the one month ended March 31, 2008 as the ex-U.S. entities incurred a pre-tax loss for the month, primarily related to the amortization of the ex-U.S.fresh-start asset step-ups.  Even though the ex-U.S. operations were in a loss position for the one month ended March 31, 2008, no income tax benefit was recognized in the month as we expect to generate earnings on our ex-U.S. operations for the full year, and report income tax expense for these entities on a full year basis.

Summary of Events Affecting Comparability

Charges and gains recorded in the first quarter of 2008 and 2007 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

Increase/(Decrease)	SAFLEX®	CPFilms	Technical Specialties	Integrated Nylon	Unallocated/Other	Consolidated
Impact on:
Cost of goods sold	$12	$4	$7	$2	$--	$25	(a)
	--	--	--	--	(3)	(3)	(b)
	1	--	--	--	--	1	(c)
Operating Income Impact	(13)	(4)	(7)	(2)	3	(23)

Reorganization Items, net	--	--	--	--	1,633	1,633	(d)
Pre-tax Income Statement Impact	$(13)	$(4)	$(7)	$(2)	$1,636	1,610
Income tax impact						194	(e)
After-tax Income Statement Impact						$1,416

2008 Events

a)	Charges resulting from the step-up in basis of our inventory in accordance with fresh-start accounting ($25 million pre-tax and after-tax).
b)	Gain resulting from joint settlements with Monsanto of legacy insurance policies with insolvent insurance carriers ($3 million pre-tax and after-tax).
c)	Restructuring costs related principally to severance and retraining costs ($1 million pre-tax and after-tax).
d)
Reorganization items, net consist of the following: $104 million charge on the settlement of liabilities subject to compromise, $1,789 million gain from fresh-start accounting adjustments, and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings ($1,633 million pre-tax and $1,439 after-tax).

e)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Increase/(Decrease)	SAFLEX®	CPFilms	Technical Specialties	Integrated Nylon	Unallocated/Other	Consolidated
Impact on:
Cost of goods sold	$--	$--	$--	$--	$--	$--
Operating Income Impact			--	--	--	--

Loss on debt modification	--	--	--	--	(7)	(7)	(a)
Reorganization Items, net	--	--	--	--	(16)	(16)	(b)
Pre-tax Income Statement Impact	$--	$--	$--	$--	$(23)	(23)
Income tax impact						--	(c)
After-tax Income Statement Impact						$(23)

2007 Events

a)
We recorded a charge of approximately $7 million (pre-tax and after-tax – see note (c) below) to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value as of the amendment date.

b)
Reorganization items, net consist of the following:  $15 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings and $1 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court ($16 million pre-tax and after-tax – see note (c) below).

c)
The above items were considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to our Chapter 11 bankruptcy filing.

Financial Condition and Liquidity

On the Effective Date, we entered into Financing Agreements to borrow up to $2.05 billion from the Lenders.  The proceeds from the Financing Agreements were used to (i) repay the DIP credit facility, (ii) retire Solutia Services International S.C.A./Comm. V.A.’s (“SSI”) Facility Agreement due 2011, (iii) retire the Flexsys term loan and revolving credit facility due 2012, (iv) pay certain secured and administrative claims, and (v) provide additional liquidity for operations. The Financing Agreements consist of (i) a $450 million senior secured asset-based revolving credit facility which is comprised of a U.S Facility and a Belgium Facility (“Revolver”), (ii) a $1.2 billion senior secured term loan facility (“Term Loan”) and (iii) a $400 million senior unsecured bridge facility (“Bridge”).  A further description of the Financing Agreements and copies thereof are contained in our Current Report of Form 8-K filed with the SEC on March 4, 2008.

Beginning on September 30, 2008 and through and including September 30, 2009, the Lenders under the Bridge have the right to require us to take such actions as are reasonably necessary so that the Lenders can privately place, in one or more offerings or placements, an aggregate principal amount of senior debt securities, senior subordinated debt securities, subordinated debt securities, discount securities or any combination of any of the foregoing of us as will generate gross proceeds in an aggregate amount sufficient to repay all or any portion of principal, interest and other amounts then outstanding under the Bridge.  The placement is subject to terms and conditions as may be specified by the Lenders; provided, however, that (i) the interest rate (whether floating or fixed) shall be determined by the Lenders in light of the then prevailing market conditions for comparable securities, but in no event shall (A) the total effective yield of all tranches of securities issued to refinance portion of the Bridge loans exceed 15.5 percent per annum, after giving effect to payment-in-kind interest and original issue discount; and (B) the cash interest rate applicable to any tranche of securities issued to refinance any portion of the loans at any time exceed 14 percent per annum of the principal amount of such tranche of securities; (ii) the maturity of any securities shall not be earlier than February 28, 2015; (iii) the securities shall have terms and conditions and covenants as are customary for high yield issuances by comparable issuers; and (iv) all other arrangements with respect to the securities shall be reasonably satisfactory in all respects to the Lenders and us in light of the then prevailing market conditions.   In addition, on and after the 20th business day prior to February 28, 2009, each Lender will have the option to request senior unsecured notes in exchange for a like principal amount of all or a portion of its loans then outstanding under the Bridge.

Cash Flow

	Combined	Predecessor
(dollars in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)

Continuing Operations
Cash used in operating activities	$(470)	$(119)	$(351)
Cash used in investing activities	$(34)	$(182)	$148
Cash provided by financing activities	$401	$320	$81

The increased usage of cash from operating activities compared to the first quarter 2007 is primarily related to payments for our emergence from Chapter 11 during the first quarter 2008 of $348 million and seasonal builds in working capital, partially offset by lower contributions to the domestic pension plan.  Included in the $348 million of usage related to emergence is $221 million of proceeds from the rights offering that is classified as restricted cash or plan assets of our domestic other postretirement plans in the current period.  These funds will be used to fund certain future other postretirement benefits payments, environmental remediation activities and other legacy related payments.

    The lower usage of cash from investing activities in the first quarter 2008 as compared to the first quarter 2007 is due to the restricted cash for the Flexsys Acquisition from the additional borrowings from our DIP credit facility in the first quarter 2007.

The increase in cash provided by financing activities in the first quarter 2008 is primarily the result of cash received of $2.05 billion from the Financing Agreements and the Creditor Rights Offering, partially offset by payments of $1.7 billion to (i) repay the DIP credit facility, (ii) retire SSI’s Facility Agreement due 2011, (iii) retire the Flexsys term loan and revolving credit facility due 2012, (iv) pay certain secured and administrative claims, and (v) provide additional liquidity for operations.  The cash provided by financing activities in the first quarter 2007 resulted primarily from $325 million of additional borrowings from our DIP credit facility.

Working Capital

	Successor	Predecessor
(dollars in millions)	March 31, 2008	December 31, 2007	Increase (Decrease)

Continuing Operations
Current assets	$1,607	$1,224
Current liabilities	738	1,621
Working Capital	$869	$(397)	$1,266

Our working capital increased primarily as a result of the payoff of our DIP credit facility on the Effective Date, the elimination of the LIFO reserve and step-up in basis of our inventory in accordance with fresh-start accounting and seasonal increases in working capital, partially offset by a decrease in cash to fund our emergence from Chapter 11.

Debt and Liquidity

Total debt of $1,861 million as of March 31, 2008 decreased by $139 million as compared to $2,000 million at December 31, 2007, including $659 million subject to compromise and $1,341 million not subject to compromise.  This decrease in total debt resulted from the settlement of debt subject to compromise through stock and cash settlements and the retirement of all debt facilities not subject to compromise at December 31, 2007, excluding the promissory notes on our corporate headquarters building.  The payments were funded by the Financing Agreements discussed above.

The weighted average interest rate on our total debt outstanding was approximately 9.5 percent and 7.9 percent at March 31, 2008 and December 31, 2007, respectively.  The increase is due to higher interest rates on the Financing Agreements to fund our emergence from Chapter 11.

At March 31, 2008, our total liquidity was $205 million in the form of $134 million of availability under the Revolver and $71 million of cash on-hand.  In comparison, our total liquidity at December 31, 2007 was $428 million in the form of $152 million of availability under the DIP credit facility, $103 million of availability under the Flexsys Debt Facility and $173 million of cash on-hand. Based upon current and anticipated levels of operations during the fiscal year, we believe that our liquidity and capital resources will be sufficient to maintain our normal operations at current levels.

Pension Funding

According to current IRS funding rules, we will be required to make approximately $54 million in pension contributions to our U.S. qualified pension plan in 2008.  Approximately $19 million of these required 2008 contributions were made in the first quarter 2008.  We also expect to be required to fund approximately $4 million in pension contributions for our foreign pension plans in 2008.

Contingencies

See Note 10 to the accompanying consolidated financial statements for a summary of our contingencies as of March 31, 2008.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the first quarter 2008 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” on pages 47-48 of our Form 10-K for the year ended December 31, 2007.

Item 4.   CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries that is required to be included in our periodic SEC filings.  The Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that we record, process, summarize, and report the required disclosure information within the specified time periods.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings Resolved in Our Chapter 11 Process

    Certain adversary proceedings and certain claim objections were resolved as part of our emergence from Chapter 11 through the distributions made under the Plan, or with the establishment of a disputed claim reserve from which future New Common Stock distributions will be made.  The following is a summary of these matters.

     Citigroup Global Markets, et al. Adversary Proceeding

On February 6, 2008, we filed an adversary proceeding in the bankruptcy case against Citibank, N.A., Goldman Sachs Credit Partners L.P. and Deutsche Bank AG, New York Branch (the “Lenders”) seeking a court order requiring the Lenders to meet their commitment under the Exit Financing Facility Commitment Letter that had been approved by the Bankruptcy Court on November 21, 2007.  Under the Exit Financing Facility Commitment Letter and subject to the conditions contained therein, the Lenders were to provide us with $2.0 billion in financing.  Trial on this matter began February 21, 2008.  On February 25, 2008 and before the trial concluded, we reached a settlement with the Lenders on the terms of a revised exit financing package.  The Bankruptcy Court approved the revised exit financing package on February 26, 2008 finding that the revisions were substantially consistent with the order confirming the Plan.  This adversary proceeding was dismissed and withdrawn with prejudice as of February 28, 2008, the Effective Date of our Plan.

JPMorgan Adversary Proceeding

In 2005, JPMorgan, as indenture trustee for our debentures due 2027 and 2037 (the “Prepetition Indenture”), filed an adversary proceeding asserting causes of action principally seeking declaratory judgments to establish the validity and priority of the purported security interest of the holders of the 2027 and 2037 Debentures.  The matter was tried before the Bankruptcy Court in 2006 and in May 2007, the Court ruled in our favor holding that the 2027 and 2037 Debentures were properly de-securitized under the express terms of the Prepetition Indenture and its related agreements, that the holders of the 2027 and 2037 Debentures do not have, and are not entitled to any security interests or liens on any of our assets and that the Noteholders are not entitled to any equitable relief.  The ruling was appealed separately by the Prepetition Indenture Trustee and the Ad Hoc Committee of Solutia Noteholders.  Subsequently, the parties agreed to stay their appeals in this Adversary Proceeding in consideration for the Noteholders’ treatment under the Plan.  This adversary proceeding was dismissed and withdrawn as of the Effective Date of our Plan.

Equity Committee Adversary Proceeding Against Monsanto and Pharmacia

In 2005, the Equity Committee in our bankruptcy case filed a complaint against, and objections to the proofs of claim, filed by Pharmacia and Monsanto.  The complaint alleged, among other things, that the Solutia Spinoff was a fraudulent transfer under the Bankruptcy Code because Pharmacia forced us to assume excessive liabilities and insufficient assets such that we were destined to fail from our inception.  In April 2006, the Bankruptcy Court denied Pharmacia and Monsanto’s motion to dismiss the complaint and in September 2006, the Court ruled that while the Equity Committee did not have standing to pursue these claims on behalf of the Debtors, it had standing to pursue its own objections to the claims of Monsanto and Pharmacia.  Subsequently, the Equity Committee agreed to stay the Equity Committee Adversary Proceeding in consideration for the treatment given to Equity Holders under the Plan.  This adversary proceeding was dismissed and withdrawn as of the Effective Date of our Plan.

Dispute Regarding Proof of Claim of Bank of New York

On June 22, 2007, we filed an objection to the proof of claim filed by the Bank of New York, as indenture trustee for the 2009 Notes, seeking disallowance of the portion of the claim that represented original issue discount that would remain unearned as of the Effective Date of the Plan.  The indenture trustee opposed the disallowance, and further asserted that the allowed amount of the claim should include damages arising from, among other things, our proposed payment of the claim prior to the stated maturity of the 2009 Notes.  In late November 2007, the Bankruptcy Court issued a memorandum decision sustaining our objection to the claim filed by the indenture trustee for the 2009 Notes and disallowing portions of the 2009 Notes’ claim.  A subsequent order entered by the Bankruptcy Court in November 2007 fixed the allowed amount of the claim at $181.7 million, plus accrued pre-petition and pendency interest, for a total allowed claim of approximately $209 million as of September 30, 2007.  The indenture trustee for the 2009 Notes appealed the Bankruptcy Court’s decision in November 2007.

On January 16, 2008, we announced that we had reached a settlement with the indenture trustee and the 2009 noteholders, and on February 26, 2008, the Bankruptcy Court entered an order approving the settlement.  Pursuant to the settlement, the 2009 noteholders received as a distribution under the Plan, $220.5 million in cash plus all accrued but unpaid interest through the Effective Date of the Plan.

Savings and Investment Plan Litigation

Two companion purported class actions were filed – Dickerson v. Feldman in October 2004 and Reiff v. Metz in June 2007 - in the United States District Court for the Southern District of New York against a number of defendants, including certain current and former officers and employees, certain former directors and our Employee Benefits Plans Committee and Pension and Savings Funds Committee.  We were not named as a defendant.  The actions alleged breach of fiduciary duty under ERISA and sought to recover alleged losses to the Solutia Inc. Savings and Investment Plan (“SIP Plan”) during the period December 16, 1998 to the date the action was filed.  In addition, the plaintiffs in these actions filed a proof of claim for $269 million against us in the Bankruptcy Court.

In December 2007, we, the named defendants, and the plaintiffs reached a global settlement in principle which would resolve the bankruptcy claims and the Dickerson and Reiff lawsuits on a class wide basis.  Under the terms of the global settlement, the plaintiffs agreed that the maximum amount of any claim against us would be $15 million to be paid in New Common Stock from the disputed claim reserve.  The settlement remains subject to the parties entering into a formal settlement agreement, and must be approved by the Bankruptcy Court and/or the District Court.

Legal Proceedings Ongoing Post-Chapter 11

    The following is a summary of legal proceedings in which there have been developments since our last periodic filing.  These proceedings, if resolved unfavorably could have a material adverse effect on our consolidated liquidity and profitability.  Certain of these matters relate to Flexsys which became a 100% owned subsidiary on May 1, 2007, upon our acquisition of the 50% interest owned by Akzo Nobel.

Flexsys Patent and Related Litigation

Flexsys holds various patents covering inventions in the manufacture of rubber chemicals, including patents describing and claiming a manufacturing process for 4-aminodiphenylamine ("4-ADPA"), a key building block for the manufacture of 6PPD and IPPD, as well as a manufacturing process for 6PPD and IPPD, which function as anti-degradants and are used primarily in the manufacture of rubber tires.  Flexsys is engaged in litigation in several jurisdictions to protect and enforce its patents.

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

Sinorgchem appealed the ITC decision to the United States Court of Appeals for the Federal Circuit. On December 21, 2007, a three-judge panel of the Federal Circuit overruled the ITC’s finding that Sinorgchem had literally infringed Flexsys’ patent and remanded the matter to the ITC to determine whether Sinorgchem’s processes infringe Flexsys’ patent on other grounds set forth by Flexsys.  The limited exclusion order issued by the ITC remains in effect.

In re Rubber Chemicals Antitrust Litigation. In April 2006, KKPC filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code. This matter was subsequently transferred to the United States District Court, Northern District of California.  Flexsys filed a motion to dismiss KKPC’s complaint, which was granted by the court in August 2007.  The court granted KKPC the right to refile an amended complaint, which KKPC filed in September 2007.  Flexsys filed a motion to dismiss the amended complaint, which was granted in part, and denied in part.  Specifically, the court dismissed all pending antitrust claims against Flexsys, but did not dismiss two state law claims for unfair competition and tortious interference.  The court granted KKPC the right to refile another amended complaint which it did on April 18, 2008.  Flexsys intends to move to dismiss the latest amended complaint.

    Legal Proceedings in Korea

In April 2004, Sinorgchem filed an action with the Korean Intellectual Property Tribunal ("IPT") seeking to invalidate Flexsys’ Korean patent. The IPT issued a decision invalidating significant claims of Flexsys’ Korean patent. The IPT decision was reversed on appeal by the Patent Court of Korea. Sinorgchem appealed the decision of the Patent Court of Korea to the Supreme Court of Korea.  On October 25, 2007 the Supreme Court of Korea reversed the decision of the Patent Court on one of the claims and remanded the case back to the Patent Court for further review of the validity of the other claims in accordance with the Supreme Court decision.  Flexsys subsequently filed a correction action with the IPT to make certain corrections to the claims of the relevant patents.  The IPT has agreed to publish the corrections, subject to opposition by KKPC and Sinorgchem.  A final decision on the corrections is expected within a few months, and the Patent Court of Korea will likely wait to render a decision on the remanded invalidation case until after a final resolution has been issued on the correction action.

Also, in April 2004, Flexsys filed a patent infringement action in Korean Civil Court against KKPC seeking to enjoin it from manufacturing 6PPD in violation of Flexsys’ Korean patent. Flexsys alleges that Sinorgchem manufactures 4-ADPA using Flexsys’ patented process, that KKPC imports Sinorgchem's 4-ADPA into Korea and uses it to manufacture 6PPD for the production of rubber tires for sale in Korea. In late 2004, the Korean District Court dismissed the action and found Flexsys’ Korean patent invalid. The District Court's decision was upheld on appeal by the Korean High Court. Flexsys has appealed the decision to the Supreme Court of Korea.  We expect the Supreme Court of Korea may withhold a decision in this case until the outstanding issues with the invalidation actions are resolved.

Flexsys Tort Litigation

In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel (Solutia Inc. is not a named defendant) alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  The relevant production activities at the facility occurred during Pharmacia’s ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (then known as Monsanto, whose interest was subsequently transferred to us in the Solutia Spinoff) and Akzo Nobel.  The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

Beginning in February 2008, Flexsys has been named as a defendant in approximately seventy-five individual lawsuits filed in Putnam County, West Virginia, by residents of that county.  Solutia has been named as a defendant in two of these lawsuits.  The largely identical complaints allege that the residents were exposed to potentially harmful levels of dioxin particles from the the Nitro facility.  The complaints also name as defendants Monsanto, Pharmacia, Akzo Nobel and another third party.

In 2005, Flexsys asserted an indemnification claim against Pharmacia in the class action litigation.  Flexsys and Pharmacia thereafter entered into a settlement agreement whereby Pharmacia agreed to defend Flexsys in this litigation and to bear the full cost of such defense but retained its right to assert that it is not obligated to indemnify Flexsys for potential damages with respect to this matter.  With respect to the individual law suits, we have made a claim for indemnification from Monsanto pursuant to the Monsanto Settlement Agreement entered into as part of our Plan of Reorganization.  Monsanto has assumed the defense of the individual cases and has answered the complaints on our behalf.

Other Legal Proceedings

Cash Balance Plan Litigation.  Since October 2005, current and former participants in the Solutia Inc. Employees’ Pension Plan (the “Pension Plan”) have filed three class actions alleging that the Pension Plan is discriminatory based on age and that the lump sum values of individual account balances in the Pension Plan have been, and continue to be, miscalculated.  Neither Solutia, its subsidiaries nor any individual or entity other than the Pension Plan, have been named as a defendant in any of these cases.  Two of these cases, captioned Davis, et al. v. Solutia, Inc. Employees’ Pension Plan and Hammond, et al. v. Solutia, Inc. Employees’ Pension Plan, are still pending in the Southern District of Illinois, and have been consolidated with similar cases against Monsanto Company and Monsanto Company Pension Plan (Walker et al. v. The Monsanto Pension Plan, et al.) and Pharmacia Cash Balance Pension Plan, Pharmacia Corporation, Pharmacia and Upjohn, Inc., and Pfizer Inc. (Donaldson v. Pharmacia Cash Balance Pension Plan, et al.).  The plaintiffs in the Pension Plan cases seek to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Pension Plan.

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

By consent of the parties, the court certified a class in September 2007 with respect to the Pension Plan on plaintiffs’ claim that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55.  Summary judgment motions must be filed in the case by June 6, 2008, and a trial, if necessary, would be expected to occur in late 2008.

       Ferro Antitrust Investigation.  Competition authorities in Belgium are investigating past commercial practices of certain companies engaged in the production and sale of butyl benzyl phthalates (“BBP”).  One of the BBP producers under investigation by the Belgian Competition Authority (“BCA”) is Ferro Belgium sprl, a European subsidiary of Ferro Corporation (“Ferro”).  Ferro’s BBP business in Europe was purchased from us in 2000.  We received an indemnification notice from Ferro and have exercised our right, pursuant to the purchase agreement relating to Ferro’s acquisition of the BBP business from us, to assume and control the defense of Ferro in proceedings relating to these investigations.  On July 7, 2005, the BCA Examiner issued a Statement of Objections regarding its BBP investigation in which Solutia Europe SPRL/BVBA ("SESA"), a European subsidiary of ours, along with Ferro Belgium sprl and two other producers of BBP, is identified as a party under investigation with respect to its ownership of the BBP business from 1997 until the business was sold to Ferro in 2000.  On April 4, 2008 a judgment was entered against SESA of less than $1 million.  A judgment was also entered against Ferro of less than $1 million, related solely to the period of its ownership of the BBP business.

Texas Commission on Environmental Quality Administrative Enforcement Proceeding.  On August 11, 2006, the Executive Director of the Texas Commission on Environmental Quality (the “Commission”) commenced an administrative enforcement proceeding against us by filing a petition with the Texas Commission on Environmental Quality.  The petition alleged certain violations of the State of Texas air quality program.  The Executive Director requested that an administrative penalty, the amount of which was de minimis, be assessed and that we undertake corrective actions to ensure compliance with the Texas Health and Safety Code and the rules of the Commission in connection with alleged self-reported unauthorized emission events and deviations of air permits.  We answered the petition on September 1, 2006, asserted affirmative defenses and requested a contested enforcement case hearing.  We reached a settlement in principle with the Commission that includes payment of a de minimis penalty and contribution to an environmentally beneficial project in exchange for mitigation of a portion of the penalty.  All required corrective action has been completed.  The final settlement orders have been approved by the Commission.

ITEM 1A. RISK FACTORS

You should consider carefully all of the information set forth in this report and, in particular, the risk factors described below and those described in our Annual Report on Form 10-K for the year ended December 31, 2007 and certain of our other filings with the SEC. Those risks being described below, elsewhere in this report on Form 10-Q and our other SEC filings are not the only ones we face, but are considered to be the most material. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Emergence from Bankruptcy

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

    In connection with the Plan of Reorganization process, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon emergence from bankruptcy.  We filed projected financial information with the Bankruptcy Court most recently on October 22, 2007 and furnished it to the SEC, and as part of the disclosure statement approved by the Bankruptcy Court.  The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks.  Our actual results will vary from those contemplated by the projections for a variety of reasons, including the fact that given our recent emergence from bankruptcy we have adopted the provisions of AICPA SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), regarding fresh-start accounting.  As indicated in the disclosure statement, the projections applied fresh-start accounting provisions.  However, these projections were limited by the information available to us as of the date of the preparation of the projections.  Therefore variations from the projections may be material.  The projections have not been incorporated by reference into this report and neither these projections nor any version of the disclosure statement should be considered or relied on in connection with the purchase of our New Common Stock.

Because our consolidated financial statements reflect fresh-start accounting adjustments made on emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Plan of Reorganization, financial information in our future financial statements will not be comparable to our financial information from prior periods.

On our emergence from Chapter 11, we adopted fresh-start accounting in accordance with SOP 90-7, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, using the purchase method of accounting for business combinations.  We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid.  The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment.  In addition, under fresh-start accounting the accumulated deficit will be eliminated.  In addition to fresh-start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan of Reorganization.  Thus, our future statements of financial position and statements of operations data will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations data for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the reorganization. The lack of comparable historical information may discourage investors from purchasing our New Common Stock.

ITEM 6.  EXHIBITS

    See the Exhibit Index at page 42 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC.
--------------------------
(Registrant)

/s/ TIMOTHY J. SPIHLMAN
--------------------------
(Vice President and Controller)
(On behalf of the Registrant and as
Principal Accounting Officer)

Dated: May 12, 2008

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of Solutia Inc. (incorporated by reference to Exhibit 3.1 to Solutia's Form 8-K filed on March 4, 2008)
3.2	Amended and Restated Bylaws of Solutia Inc. (incorporated by reference to Exhibit 3.2 to Solutia's Form 8-K filed on March 4, 2008)
4.1	Non-Qualified Stock Option Agreement pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan
4.2	Restricted Stock Award Agreement Pursuant To The Solutia Inc. 2007 Management Long-Term Incentive Plan
4.3	Restricted Stock Unit Award Agreement Pursuant To The Solutia Inc. 2007 Management Long-Term Incentive Plan
4.4
Registration Rights Agreement, dated as of November 19, 2007, by and among Solutia Inc. and the holders party thereto  (incorporated by reference to Exhibit 4.1 to Solutia’s Form 8-K filed March 5, 2008)

4.5	Registration Rights Agreement, dated as of February 28, 2008, by and between Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 4.2 to Solutia’s Form 8-K filed March 5, 2008)
4.6	Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4(c) to Solutia’s registration statement on Form S-8 filed February 28, 2008)
4.7	Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 4(d) to Solutia’s registration statement on Form S-8 filed February 28, 2008)
4.8
Warrant Agreement, dated as of February 28, 2008, by and between Solutia Inc. and American Stock Transfer and Trust Company, as Warrant Agent  (incorporated by reference to Exhibit 4.1 to Solutia’s Form 8-K filed March 4, 2008)

10.1	2008 Solutia Inc. Annual Incentive Plan
10.2	Debtors' Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (As Modified) (incorporated by reference to Exhibit 2.1 to Solutia’s Form 8-K filed December 5, 2007)
10.3
Amended and Restated Monsanto Settlement Agreement dated as of February 28, 2008 among Solutia Inc., Monsanto Company and SFC LLC (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed March 5, 2008)

10.4
Pharmacia Indemnity Agreement, dated as of February 28, 2008, by and between Solutia Inc. and Pharmacia Corporation (incorporated by reference to Exhibit 10.2 to Solutia’s Form 8-K filed March 5, 2008)

10.5
First Amended and Restated Retiree Settlement Agreement dated as of July 10, 2007 among Solutia Inc. and the claimants set forth therein  (incorporated by reference to Exhibit 10.3 to Solutia’s Form 8-K filed March 5, 2008)

10.6	2008 Retiree Welfare Plan (incorporated by reference to Exhibit 10.4 to Solutia’s Form 8-K filed March 5, 2008)
10.7	Limited Liability Company Agreement of SFC LLC, dated as of February 28, 2008, between SFC LLC and its sole member (incorporated by reference to Exhibit 10.5 to Solutia’s Form 8-K filed March 5, 2008)
10.8	Solutia Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Solutia’s Form 8-K filed March 5, 2008)
10.9
Credit Agreement (Term Loan), dated as of February 28, 2008, by and among Solutia Inc., the lender parties thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, Deutsche Bank AG New York Branch, as Documentation Agent, and Citigroup Global Markets Inc., Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and as Joint Bookrunners  (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed March 4, 2008)

10.10
Credit Agreement (Asset Based Revolving Credit Facility), dated as of February 28, 2008, by and among Solutia Inc., Solutia Europe SA/NV and Flexsys SA/NV, the lender parties thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Citibank International PLC, as European Collateral Agent, Deutsche Bank AG New York Branch, as Syndication Agent, Goldman Sachs Credit Partners L.P., as Documentation Agent, and Citigroup Global Markets Inc., Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and as Joint Bookrunners (incorporated by reference to Exhibit 10.2 to Solutia’s Form 8-K filed March 4, 2008)

10.11
Credit Agreement (Bridge Facility), dated as of February 28, 2008, by and among Solutia Inc., the lender parties thereto, Citibank, N.A., as Administrative Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, Deutsche Bank AG New York Branch, as Documentation Agent, and Citigroup Global Markets Inc.,Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and as Joint Bookrunners  (incorporated by reference to Exhibit 10.3 to Solutia’s Form 8-K filed March 4, 2008)

10.12
Guarantee Agreement, dated as of February 28, 2008, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Citibank, N.A., as Collateral Agent (Term Loan) (incorporated by reference to Exhibit 10.4 to Solutia’s Form 8-K filed March 4, 2008)

10.13
Security Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto,as Grantors, and Citibank N.A., as Collateral Agent (Term Loan) (incorporated by reference to Exhibit 10.5 to Solutia’s Form 8-K filed March 4, 2008)

10.14
Pledge Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto, as Pledgors, and Citibank N.A., as Collateral Agent (Term Loan) (incorporated by reference to Exhibit 10.6 to Solutia’s Form 8-K filed March 4, 2008)

10.15
Guarantee Agreement, dated as of February 28, 2008, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Citibank, N.A., as Collateral Agent (ABL Facility) (incorporated by reference to Exhibit 10.7 to Solutia’s Form 8-K filed March 4, 2008)

10.16
Security Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto, as Grantors, and Citibank N.A., as Collateral Agent (ABL Facility) (incorporated by reference to Exhibit 10.8 to Solutia’s Form 8-K filed March 4, 2008)

10.17
Pledge Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto, as Pledgors, and Citibank N.A., as Collateral Agent (ABL Facility) (incorporated by reference to Exhibit 10.9 to Solutia’s Form 8-K filed March 4, 2008)

10.18
Guarantee Agreement, dated as of February 28, 2008, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Citibank, N.A., as Collateral Agent (Bridge Facility) (incorporated by reference to Exhibit 10.10 to Solutia’s Form 8-K filed March 4, 2008)

10.19
Intercreditor Agreement, dated as of February 28, 2008, by and among Solutia Inc., each of the subsidiaries from time to time party thereto, Citibank, N.A., in its capacity as administrative agent and collateral agent for the holders of the Term Loan Obligations, and Citibank, N.A., in its capacity as administrative agent and collateral agent for the holders of the Revolving Credit Obligations (incorporated by reference to Exhibit 10.11 to Solutia’s Form 8-K filed March 4, 2008)

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