Form 10-Q
period 2008-06-30
SOLUTIA INC
filed 2008-07-30
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ___  Accelerated Filer   X   Non-Accelerated Filer ___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, $0.01 par value	61,369,996 shares

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SOLUTIA INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Net Sales	$1,095	$911
Cost of goods sold	986	787
Gross Profit	109	124
Selling, general and administrative expenses	80	67
Research, development and other operating expenses, net	3	3
Operating Income	26	54
Equity earnings from affiliates	--	3
Interest expense (a)	(48)	(31)
Other income, net	6	25
Loss on debt modification	--	--
Reorganization items, net	--	(17)
Income (Loss) from Continuing Operations Before Income Tax Expense	(16)	34
Income tax expense	--	7
Income (Loss) from Continuing Operations	(16)	27
Income from Discontinued Operations, net of tax	--	29
Net Income (Loss)	$(16)	$56

Basic and Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations	$(0.27)	$0.26
Income from Discontinued Operations	--	0.28
Net Income (Loss)	$(0.27)	$0.54

(a)	Excludes Predecessor unrecorded contractual interest expense of $8 in the three months ended June 30, 2007.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Net Income (Loss)	$(16)	$56
Other Comprehensive Income (Loss):
Currency translation adjustments	(1)	3
Unrealized gain on derivative instruments	5	--
Amortization of prior service gain	--	(4)
Amortization of actuarial loss	--	3
Actuarial loss arising during the two months ended February 29, 2008, net of tax of $2	--	--
Prior service gain arising during the two months ended February 29, 2008	--	--
Fresh-start accounting adjustment	--	--
Comprehensive Income (Loss)	$(12)	$58

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008	Six Months Ended June 30, 2007

Net Sales	$1,427	$653	$1,613
Cost of goods sold	1,302	555	1,386
Gross Profit	125	98	227
Selling, general and administrative expenses	106	51	125
Research, development and other operating expenses, net	5	5	11
Operating Income	14	42	91
Equity earnings from affiliates	--	--	12
Interest expense (a)	(66)	(21)	(59)
Other income, net	6	2	29
Loss on debt modification	--	--	(7)
Reorganization items, net	--	1,642	(33)
Income (Loss) from Continuing Operations Before Income Tax Expense	(46)	1,665	33
Income tax expense	--	215	14
Income (Loss) from Continuing Operations	(46)	1,450	19
Income from Discontinued Operations, net of tax	--	--	29
Net Income (Loss)	$(46)	$1,450	$48

Basic and Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations	$(0.77)	$13.88	$0.18
Income from Discontinued Operations	--	--	0.28
Net Income (Loss)	$(0.77)	$13.88	$0.46

(a)	Excludes Predecessor unrecorded contractual interest expense of $5 in the two months ended February 29, 2008 and $16 in the six months ended June 30, 2007.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008	Six Months Ended June 30, 2007

Net Income (Loss)	$(46)	$1,450	$48
Other Comprehensive Income (Loss):
Currency translation adjustments	22	32	5
Unrealized gain on derivative instruments	4	--	--
Amortization of prior service gain	--	(3)	(8)
Amortization of actuarial loss	--	2	7
Actuarial loss arising during the two months ended February 29, 2008, net of tax of $2	--	(64)	--
Prior service gain arising during the two months ended February 29, 2008	--	109	--
Fresh-start accounting adjustment	--	(30)	--
Comprehensive Income (Loss)	$(20)	$1,496	$52

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	June 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$47	$173
Trade receivables, net of allowances of $0 in 2008 and $4 in 2007	508	448
Miscellaneous receivables	117	133
Inventories	798	417
Prepaid expenses and other assets	118	53
Assets of discontinued operations	--	7
Total Current Assets	1,588	1,231
Property, Plant and Equipment, net of accumulated depreciation of $34 in 2008 and $2,699 in 2007	1,472	1,052
Goodwill	524	149
Identified Intangible Assets, net	880	58
Other Assets	259	150
Total Assets	$4,723	$2,640

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$421	$343
Accrued liabilities	302	296
Short-term debt, including current portion of long-term debt	35	982
Liabilities of discontinued operations	--	6
Total Current Liabilities	758	1,627
Long-Term Debt	1,768	359
Postretirement Liabilities	448	80
Environmental Remediation Liabilities	296	61
Deferred Tax Liabilities	242	45
Other Liabilities	187	141
Liabilities Subject to Compromise	--	1,922

Commitments and Contingencies (Note 10)

Shareholders’ Equity (Deficit):
Successor common stock at $0.01 par value; (500,000,000 shares authorized, 61,369,996 shares issued and outstanding in 2008)	1	--
Predecessor common stock at $0.01 par value; (600,000,000 shares authorized, 118,400,635 shares issued and outstanding in 2007)	--	1
Additional contributed capital	1,043	56
Predecessor stock held in treasury, at cost, 13,941,057 shares in 2007	--	(251)
Predecessor net deficiency of assets at spin-off	--	(113)
Accumulated other comprehensive income (loss)	26	(46)
Accumulated deficit	(46)	(1,242)
Total Shareholders’ Equity (Deficit)	1,024	(1,595)
Total Liabilities and Shareholders’ Equity (Deficit)	$4,723	$2,640

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Successor	Predecessor
	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008	Six Months Ended June 30, 2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net income (loss)	$(46)	$1,450	$48
Adjustments to reconcile net income (loss) to net cash used in operations:
Income from discontinued operations, net of tax	--	--	(29)
Depreciation and amortization	47	20	53
Revaluation of assets and liabilities, net of tax	--	(1,591)	--
Discharge of claims and liabilities, net of tax	--	100	--
Other reorganization items, net	--	52	32
Pension expense less than contributions	(10)	(18)	(46)
Other postretirement benefits expense less than contributions	(1)	(6)	(21)
Amortization of deferred credits	(2)	(1)	(5)
Amortization of deferred debt issuance costs	6	--	1
Deferred income taxes	(10)	4	2
Equity earnings from affiliates	--	--	(12)
Restructuring expenses and other (gains) charges	72	(2)	(11)
Gain on sale of assets	(5)	--	(7)
Changes in assets and liabilities:
Income taxes payable	8	5	6
Trade receivables	(25)	(34)	(98)
Inventories	(79)	(66)	(21)
Accounts payable	44	41	23
Environmental remediation liabilities	--	(1)	(1)
Other assets and liabilities	3	(18)	13
Cash Provided by (Used in) Continuing Operations before Reorganization Activities	2	(65)	(73)
Reorganization Activities:
Establishment of VEBA retiree trust	--	(175)	--
Establishment of restricted cash for environmental remediation and other legacy payments	--	(46)	--
Payment for allowed secured and administrative claims	--	(79)	--
Professional service fees	(27)	(31)	(37)
Other reorganization and emergence related payments	--	(17)	(4)
Cash Used in Reorganization Activities	(27)	(348)	(41)
Cash Used in Operations – Continuing Operations	(25)	(413)	(114)
Cash Provided by (Used in) Operations – Discontinued Operations	--	1	(1)
Cash Used in Operations	(25)	(412)	(115)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(45)	(29)	(71)
Acquisition and investment payments	(1)	--	(115)
Restricted cash	--	--	(7)
Investment proceeds and property disposals	47	--	13
Cash Provided by (Used in) Investing Activities-Continuing Operations	1	(29)	(180)
Cash Provided by Investing Activities-Discontinued Operations	--	--	54
Cash Provided by (Used in) Investing Activities	1	(29)	(126)

FINANCING ACTIVITIES:
Net change in lines of credit	23	--	19
Proceeds from long-term debt obligations	--	1,600	75
Net change in long-term revolving credit facilities	(8)	190	(53)
Proceeds from stock issuance	--	250	--
Proceeds from short-term debt obligations	--	--	325
Payment of short-term debt obligations	--	(966)	(53)
Payment of long-term debt obligations	(26)	(366)	--
Payment of debt obligations subject to compromise	--	(221)	--
Debt issuance costs	(1)	(136)	(9)
Cash Provided by Financing Activities	(12)	351	304

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36)	(90)	63
CASH AND CASH EQUIVALENTS:
Beginning of period	83	173	150
End of period	$47	$83	$213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$48	$43	$60
Cash payments for income taxes	6	4	10

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Background

Nature of Operations

Solutia Inc., together with its subsidiaries, is a global manufacturer and marketer of a variety of high-performance chemical-based materials.  Solutia is a world leader in performance films for laminated safety glass and after-market applications; specialty products such as chemicals for the rubber industry, heat transfer fluids and aviation hydraulic fluids; and an integrated family of nylon products including high-performance polymers and fibers.

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

Emergence from Chapter 11 Proceedings

On February 28, 2008 (the “Effective Date”), we consummated our reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) and emerged from bankruptcy pursuant to our Fifth Amended Joint Plan of Reorganization which was confirmed by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on November 29, 2007 (the “Plan”).  We and our 14 U.S. subsidiaries (the "Debtors") had filed voluntary petitions for Chapter 11 protection on December 17, 2003 (the “Chapter 11 Cases”).  Our subsidiaries outside the United States were not included in the Chapter 11 filing.  The filing was made to restructure our balance sheet, to streamline operations and to reduce costs, in order to allow us to continue operations as a viable going concern.  The filing also was made to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the "Legacy Liabilities") and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff.

On the Effective Date, all of our existing shares of common stock (the “Old Common Stock”) were canceled pursuant to the Plan.  We also issued the following shares of common stock, par value $0.01 per share, (the “New Common Stock”) of the newly reorganized Solutia in satisfaction of creditor claims and stockholder interests:  (1) 29,024,446 shares of New Common Stock to our general unsecured creditors and to noteholders who held our then outstanding 7.375% Notes due October 15, 2027 and 6.72% Notes due October 15, 2037, 825,743 of which shares are being held in a disputed claims reserve for the benefit of holders of disputed claims whose claims are subsequently allowed and any shares left over after all disputed claims have been resolved shall be distributed pro rata to holders of allowed claims; (2) 1,221,492 shares of New Common Stock to fund a retiree trust, which qualifies as a Voluntary Employees’ Beneficiary Association (VEBA); (3) 597,186 shares of New Common Stock, representing 1% of the total New Common Stock, to holders of at least 175 shares of the Old Common Stock; (4) 15,916,059 shares of New Common Stock to general unsecured creditors and noteholders pursuant to the creditor rights offering (the “Creditor Rights Offering”); (5) 2,833,003 shares of New Common Stock to the backstop investors (the “Backstop Investors”) in the Creditor Rights Offering; (6) 7,667,523 shares of New Common Stock to holders of at least 11 shares of Old Common Stock pursuant to an equity rights offering (the “Equity Rights Offering”); and (7) 2,489,977 shares of New Common Stock, representing the shares of New Common Stock that were unsubscribed for in the Equity Rights Offering, to Monsanto Company (“Monsanto”).  The total amount of the

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

general unsecured claims pool was approximately $820.  In addition, we issued warrants (the “Warrants”) to purchase an aggregate of 4,481,250 shares of New Common Stock to holders of Old Common Stock based on a holder’s pre-petition stock ownership, provided that such holder held at least 24 shares of the Old Common Stock.

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

2.  Fresh Start Consolidated Statement of Financial Position

On the Effective Date, we adopted fresh-start accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) as amended by Financial Accounting Standards Board (“FASB”) Staff Position No. SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7.  This resulted in our becoming a new reporting entity on March 1, 2008, which has a new capital structure, a new basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses.  Accordingly, the Consolidated Financial Statements on or after March 1, 2008 are not comparable to the Consolidated Financial Statements prior to that date.

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

To facilitate the calculation of the enterprise value of the Successor, management developed a set of financial projections using a number of estimates and assumptions.  The enterprise value, and corresponding equity value, was based on these financial projections in conjunction with various valuation methods, including (i) a comparison of us and our projected performance to comparable companies; (ii) a review and analysis of several recent transactions of companies in similar industries to ours; and (iii) a calculation of the present value of our future cash flows under our projections.  Utilizing these methodologies, the enterprise value was determined to be within a certain range and, using the mid-point of the range, the equity value of the Successor was estimated to be $1.0 billion.  During the second quarter of 2008, the allocation of goodwill and identified intangible assets amongst our operating segments was updated as a result of net adjustments in the fair values of our operating segments.  As a result, total goodwill decreased $22.  The estimated equity value of the Successor remained unchanged at $1.0 billion.

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The adjustments set forth in the following Fresh Start Consolidated Statement of Financial Position in the columns captioned “Effect of Plan” and “Revaluation of Assets and Liabilities” reflect the effect of the consummation of the transactions contemplated by the Plan, including the settlement of various liabilities, securities issuances, incurrence of new indebtedness and cash payments, and the revaluation of our assets and liabilities to reflect their fair value under fresh-start accounting.  The adjustments resulted in a pre-tax net effect of discharge of claims and liabilities of $(104) under the Plan and a gain of $1,798 resulting from the revaluation of our assets and liabilities.

The effects of the Plan and fresh-start accounting on our Consolidated Statement of Financial Position at February 29, 2008 are as follows:

	Predecessor					Successor
	February 29, 2008	Effect of Plan		Revaluation of Assets and Liabilities		March 1, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$180	$(97)	(a)	$--		$83
Trade receivables, net	483	--		--		483
Miscellaneous receivables	152	(1)	(a)	(1)	(d)	150
Inventories	483	--		308	(d)	791
Prepaid expenses and other assets	68	30	(a)(b)	(10)	(d)	88
Assets of discontinued operations	5	--		--		5
Total Current Assets	1,371	(68)		297		1,600
Property, Plant and Equipment	1,066	--		419	(d)	1,485
Goodwill	150	--		374	(e)	524
Identified Intangible Assets, net	57	--		824	(d)	881
Other Assets	150	112	(a)(b)	2	(d)	264
Total Assets	$2,794	$44		$1,916		$4,754

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$405	$--		$--		$405
Accrued liabilities	288	14	(a)	15	(d)	317
Short-term debt, including current portion of long-term debt	1,098	(1,085)	(b)	--		13
Liabilities of discontinued operations	5	--		--		5
Total Current Liabilities	1,796	(1,071)		15		740
Long-Term Debt	386	1,410	(b)	--		1,796
Postretirement Liabilities	86	372	(a)	--		458
Environmental Remediation Liabilities	60	207	(a)	33	(d)	300
Deferred Tax Liabilities	47	(10)	(a)	202	(d)	239
Other Liabilities	145	34	(a)	5	(d)	184
Total Liabilities not Subject to Compromise	2,520	942		255		3,717

Liabilities Subject to Compromise	1,962	(1,962)	(a)	--		--

Shareholders’ Equity (Deficit):
Successor common stock at $0.01 par value	--	1	(c)	--		1
Predecessor common stock at $0.01 par value	1	--		(1)	(c)	--
Additional contributed capital	56	1,036	(c)	(56)	(c)	1,036
Predecessor stock held in treasury, at cost	(251)	--		251	(c)	--
Predecessor net deficiency of assets at spin-off	(113)	--		113	(c)	--
Accumulated other comprehensive income (loss)	(97)	127	(a)	(30)	(c)	--
Accumulated deficit	(1,284)	(100)	(c)	1,384	(c)	--
Total Shareholders’ Equity (Deficit)	(1,688)	1,064		1,661		1,037
Total Liabilities and Shareholders’ Equity (Deficit)	$2,794	$44		$1,916		$4,754

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted )
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

Reorganization items, net consisted of the following items:

	Predecessor
	Two Months Ended February 29, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Discharge of claims and liabilities (a)	$(104)	$--	$--
Revaluation of assets and liabilities (b)	1,798	--	--
Professional fees (c)	(52)	(17)	(32)
Severance and employee retention costs (d)	--	(2)	(3)
Settlements of pre-petition claims (e)	--	2	2
Total Reorganization Items, net	$1,642	$(17)	$(33)

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

(b)
We revalued our assets and liabilities at estimated fair value as a result of fresh-start accounting.  This resulted in a $1,798 pre-tax gain, primarily reflecting the fair value of newly recognized intangible assets, the elimination of our LIFO reserve and the increase in the fair value of tangible property and equipment.

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

We did not incur any additional reorganization items, net in the three or four months ended June 30, 2008.

3.  Significant Accounting Policies

Basis of Presentation

These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our 2007 Annual Report on Form 10-K (“2007 Form 10-K”), as re-casted and filed with the Securities and Exchange Commission (“SEC”) in a Form 8-K on July 25, 2008, to reflect our segment reporting change as described in Note 13.

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

Reclassifications

Upon emergence, we changed the classification of certain items in our Consolidated Statement of Operations.  We also reclassified prior period amounts to conform to current period presentation.  These changes have no impact on operating income or net income (loss) in any period prior to or subsequent to our emergence.  These reclassifications are as follows for the three and six months ended June 30, 2007:

Marketing expenses:  We reclassified $36 and $67 of expenses for the three and six months ended June 30, 2007, respectively, previously presented separately as marketing expenses on the Consolidated Statement of Operations to selling, general and administrative expenses.

Administrative expenses:  We reclassified $22 and $47 of expenses for the three and six months ended June 30, 2007, respectively, previously presented as administrative expenses on the Consolidated Statement of Operations as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Selling, general and administrative expenses	$29	$54
Research, development and other operating expenses, net	(7)	(7)

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Technological expenses:  We reclassified $11 and $21 of expenses for the three and six months ended June 30, 2007, respectively, previously presented as technological expenses on the Consolidated Statement of Operations as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Selling, general and administrative expenses	$1	$3
Research, development and other operating expenses, net	10	18

Amortization expense:  We reclassified $1 of expense for both the three and six months ended June 30, 2007, respectively, previously presented as amortization expense on the Consolidated Statement of Operations to selling, general and administrative expenses.

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

Inventory Valuation

Inventories are stated at cost or market, whichever is less.  Actual cost is used to value raw materials and supplies. Standard cost, when it approximates actual cost, is used to value finished goods and goods in process.  Variances, exclusive of unusual volume and operating performance, are capitalized into inventory when material. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity.  Prior to March 1, 2008, the cost of inventories in the United States, excluding supplies and the inventories of the CPFilms and rubber chemicals operations (66 percent as of December 31, 2007) was determined by the last-in, first-out ("LIFO") method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods and all remaining inventories were determined by the first-in, first-out ("FIFO") method.  As of March 1, 2008, the cost of all inventories in the United States, excluding supplies (63 percent as of June 30, 2008) is determined by the LIFO method.  The cost of inventories outside the United States, as well as supplies inventories in the United States, is determined by the FIFO method.

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

Dequest was a component of the Performance Products segment (prior to segment realignment further described in Note 13) prior to the classification as discontinued operations.  We recorded a gain on the sale of Dequest of $34.

Net sales and income from discontinued operations for the three and six months ended June 30, 2007 are as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Net sales	$18	$43
Income before income taxes	$34	$34
Income tax expense	5	5
Income from discontinued operations	$29	$29

5.  Share-Based Compensation

Predecessor

In accordance with the Plan, all existing equity interests, including shares authorized for grant and options outstanding under the Solutia Inc. 2000 Stock-Based Incentive Plan and the Solutia Inc. 1997 Stock-Based Incentive Plan, and the underlying plans, were cancelled upon the Effective Date.

Successor

On the Effective Date, we adopted the Solutia Inc. 2007 Management Long-Term Incentive Plan (“2007 Management Plan”).  The 2007 Management Plan authorizes up to 7,200,000 shares of our common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards.  The shares used may be newly issued shares, treasury shares or a combination.  As of June 30, 2008, 2,793,969 shares from the 2007 Management Plan remained available for grants.

Also on the Effective Date, we adopted the Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”).  The 2007 Director Plan authorizes up to 250,000 shares of our common stock for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards.  The shares used may be newly issued shares, treasury shares or a combination.  As of June 30, 2008, 203,840 shares from the 2007 Director Plan remained available for grants.

Stock Options

We granted options to purchase a total of 2,924,167 shares of common stock to eligible employees under the 2007 Management Plan during the four months ended June 30, 2008.  The options (i) have an exercise price of not less than 100 percent of the fair market value of the common stock on the grant date, (ii) become exercisable in three equal installments on the first, second, and third anniversary of the grant date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.

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

The weighted-average fair value of options granted during the four months ended June 30, 2008 was determined based on the following weighted-average assumptions:

Successor
June 30, 2008

Expected volatility	26.1%
Expected term (in years)	6
Risk-free rate	4.24%
Weighted-average grant date fair value	$5.92

A summary of stock option activity for the four months ended June 30, 2008 is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (a)

Outstanding at March 1, 2008	--	--	--	--
Granted	2,911,000	$17.33	--	--
Exercised	--	0.00	--	--
Forfeited	--	0.00	--	--
Outstanding at March 31, 2008	2,911,000	$17.33	9.9	$(10)
Granted	13,167	12.87	--	--
Exercised	--	0.00	--	--
Forfeited	18,000	17.33	--	--
Outstanding at June 30, 2008	2,906,167	$17.31	9.7	$(13)

Exercisable at June 30, 2008	--	--	--	--

(a)	Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

During both the three and four months ended June 30, 2008, we recognized $1 of compensation expense related to our stock options.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $15 as of June 30, 2008 and will be recognized as expense over a remaining weighted-average period of 5.7 years.

Restricted Stock Awards

We granted 1,499,864 shares and 46,160 shares of restricted stock awards to eligible employees under the 2007 Management Plan and to our non-employee directors under the 2007 Director Plan, respectively, during the four months ended June 30, 2008.

A summary of restricted stock award activity for the four months ended June 30, 2008 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 1, 2008	--	--
Granted	1,181,960	$17.10
Vested	--	0.00
Forfeited	--	0.00
Outstanding at March 31, 2008	1,181,960	$17.10
Granted	364,064	13.29
Vested	--	0.00
Forfeited	--	0.00
Outstanding at June 30, 2008	1,546,024	$16.20

During both the three and four months ended June 30, 2008, we recognized $3 of compensation expense related to our restricted stock awards.  Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $21 as of June 30, 2008 and will be recognized as expense over a remaining weighted-average period of 2.3 years.

6.  Goodwill and Other Intangible Assets

Goodwill

As a result of applying fresh-start accounting, the Successor recorded goodwill of $524 as of June 30, 2008 and the allocation by reportable segment is as follows:

Successor
June 30, 2008

SAFLEX®	$206
CPFilms	159
Technical Specialties	159
Integrated Nylon	--
Total	$524

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

	Successor June 30, 2008				Predecessor December 31, 2007
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization		Net Carrying Value

Amortizable intangible assets:
Customer relationships	23 to 27	$503	$(6)	$497	12	$1	$	(--)	$1
Technology	5 to 26	211	(4)	207	15 to 25	18		(1)	17
Trade names	25	14	(--)	14	16 to 25	2		(--)	2
Patents	13	5	(--)	5	5 to 10	2		(--)	2
Contract-based		--	(--)	--	5 to 20	18		(8)	10
Non amortizable intangible assets:
Trademarks		157	--	157		26		--	26
Total Identified Intangible Assets		$890	$(10)	$880		$67		$(9)	$58

During the three and four months ended June 30, 2008, we recognized $7 and $10, respectively, of amortization expense.  Amortization expense is allocated to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations as follows:

	Three Months Ended June 30, 2008	Four Months Ended June 30, 2008

Cost of goods sold	$2	$3
Selling, general and administrative expenses	5	7

 We expect amortization expense for intangible assets to be approximately $25 in 2008 and $30 from 2009 through 2012.

7.  Detail of Certain Balance Sheet Accounts

	Successor	Predecessor
Inventories	June 30, 2008	December 31, 2007

Finished goods	$436	$348
Goods in process	225	182
Raw materials and supplies	137	126
Inventories, at FIFO cost	798	656
Excess of FIFO over LIFO cost	--	(239)
Total Inventories	$798	$417

In connection with the adoption of fresh-start accounting, inventories were recorded at fair value resulting in the elimination of the LIFO reserve and a step-up in basis of $74 at the Effective Date.  Of the $74 step-up in basis, $49 and $74 was charged to Cost of Goods Sold in the Successor Consolidated Statement of Operations for the three and four months ended June 30, 2008, respectively.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Successor	Predecessor
Property, Plant and Equipment	June 30, 2008	December 31, 2007

Land	$83	$37
Leasehold improvements	9	41
Buildings	235	504
Machinery and equipment	1,084	3,105
Construction in progress	95	64
Total property, plant and equipment	1,506	3,751
Less accumulated depreciation	(34)	(2,699)
Total	$1,472	$1,052

	Successor	Predecessor
Accrued Liabilities	June 30, 2008	December 31, 2007

Wages and benefits	$56	$96
Environmental remediation liabilities	42	17
Accrued selling expenses	25	27
Accrued taxes payable	24	16
Accrued interest	9	24
Other	146	116
Total Accrued Liabilities	$302	$296

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
8.  Income Taxes

Income Tax Expense

No income tax expense or benefit was recorded for the three and four months ended June 30, 2008. We recorded income tax expense in the three and six months ended June 30, 2007 of $7 and $14, respectively.

Our income tax expense or benefit is affected by the mix of income and losses in the tax jurisdictions in which we operate.  For the three and four months ended June 30, 2008, our effective tax rate of zero differs from the U.S. statutory rate because in jurisdictions in which we experience losses, predominately the U.S., we have recorded a valuation allowance against the tax benefit.  For the three months ended June 30, 2007, our effective tax rate was lower than the U.S. statutory rate due to our mix of earnings between ex-U.S. tax jurisdictions, where statutory rates are lower, and the U.S., where no tax expense is provided due to the release of valuation allowances, partially offset by an increase in unrecognized tax benefits.  For the six months ended June 30, 2007, our effective tax rate was higher than the U.S. statutory rate, due to the increase in unrecognized tax benefits partially offset by earnings in ex-U.S. tax jurisdictions, where statutory rates are lower.

We recorded income tax expense for the two months ended February 29, 2008 of $215.  In conjunction with our emergence from bankruptcy and the adoption of fresh-start accounting, we recorded deferred tax expense on the revaluation of our inventory, fixed assets and identified intangible assets and income tax expense on increases in our unrecognized tax benefit liabilities.  We also recorded income tax expense on earnings of ex-U.S. operations for the two months ended February 29, 2008.  Our effective tax rate was lower than the U.S. statutory rate, predominantly due to our mix of earnings, including U.S. reorganization items, in tax jurisdictions where no tax expense is provided due to the release of valuation allowances.

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits at June 30, 2008 and December 31, 2007 was $175 and $146, respectively.  The increase in this amount is mainly the result of currency exchange rate fluctuations and tax positions related to events in the current year.  Included in the balance at June 30, 2008 and December 31, 2007 were $64 and $50, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax.

We file income tax returns in the United States and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.   It is reasonably possible that within the next 12 months as a result of the resolution of Federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $18 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of $0 to $8.

Net Operating Loss and Valuation Allowance

Upon emergence from bankruptcy, Successor has an estimated U.S. tax net operating loss carryforward (“NOL”) of approximately $1.2 billion as of March 1, 2008.  As a result of the issuance of new common stock upon emergence, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our NOL in the carryforward period.

9.  Restructuring Costs

On May 21, 2008, we announced the planned exit of our manufacturing facility in Ruabon, Wales, United Kingdom (the “Ruabon Facility”) within the Technical Specialties segment.  We expect to cease our manufacturing at the Ruabon Facility by the end of 2008 with a final closure by the end of 2011.  The decision to cease manufacturing of the three product lines at the Ruabon Facility is due to the over-supplied market from higher competition from principally Far Eastern producers, resulting in the Ruabon Facility no longer being cost competitive on a global scale.  We expect to incur charges ranging from $45 to $60 over the next four years.  Estimates of the total cost we expect to incur for each major type of cost are:  (i) $17 to $22 for severance and retraining costs, (ii) $13 to $16 for indirect residual costs which we are contractually obligated to incur to continue providing third party operations at the site for the next two years, and (iii) $15 to $22 for other costs including clean-out and demolition costs.  During the three months ended June 30, 2008, $1 of severance and retraining costs were recorded for the exit of the Ruabon Facility in Cost of Goods Sold.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

A summary of restructuring activity during the two months ended February 29, 2008 and the three and four months ended June 30, 2008 is as follows:

	Future Contractual Payments	Employment Reductions	Total

Predecessor
Balance at December 31, 2007	$3	$5	$8
Amounts utilized	--	(1)	(1)
Currency fluctuations	--	1	1
Balance at February 29, 2008	3	5	8
Successor
Amounts utilized	--	--	--
Balance at March 31, 2008	3	5	8
Charges taken	--	1	1
Amounts utilized	--	(2)	(2)
Balance at June 30, 2008	$3	$4	$7

10.  Commitments and Contingencies

Litigation

Because of the size and nature of our business, we are a party to numerous legal proceedings.  Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages.

Legal Proceedings Resolved in Our Chapter 11 Process

Certain adversary proceedings and claim objections, as summarized in our 2007 Form 10-K as Citigroup Global Markets, et al. Adversary Proceeding, JPMorgan Adversary Proceeding, Equity Committee Adversary Proceeding Against Monsanto and Pharmacia, and Dispute Regarding Proof of Claim of Bank of New York, were resolved as part of our emergence from Chapter 11 through the distributions made under the Plan, or with the establishment of a disputed claim reserve from which future New Common Stock distributions will be made. Further, with respect to the matter captioned as Savings and Investment Plan Litigation in the 2007 Form 10-K, in December 2007, the parties to the Savings and Investment Plan bankruptcy claim and litigation reached a global settlement of all outstanding issues and subsequently entered into a formal settlement agreement to that effect.  The amount of the settlement to be paid in New Common Stock is less than the $15 disputed claims reserve established for such matter.  The United States District Court, Southern District of New York has tentatively approved the settlement and has scheduled a fairness hearing for September 17, 2008 for final confirmation. In connection with the settlement, the Department of Labor has provided notice it will take no further action arising out of its investigation of the Savings and Investment Plan (captioned in the 2007 Form 10-K as Department of Labor Investigation of Solutia Inc. Savings and Investment Plan), pending final confirmation of the settlement.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Legal Proceedings Ongoing Post-Chapter 11

Following is a summary of legal proceedings that, if resolved unfavorably, could have a material adverse effect on our consolidated liquidity and profitability.  Certain of these matters relate to Flexsys, which became a 100% owned subsidiary on May 1, 2007 upon our acquisition of the 50% interest owned by Akzo Nobel.  All claims in the antitrust and tort litigation matters described below regard alleged conduct occurring while Flexsys was a joint venture of Solutia and Akzo Nobel, and any potential damages in these cases would be evenly apportioned between Solutia and Akzo Nobel.

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

Legal Proceedings in the United States

The ITC-1 proceeding.  In February 2005, Flexsys filed a complaint with the U.S. International Trade Commission ("ITC"), requesting that the ITC initiate an investigation against Sinorgchem Co. Shangdong, a Chinese entity ("Sinorgchem"), Korea Kumho Petrochemical Company, a Korean company ("KKPC"), and third party distributors of Sinorgchem.  Flexsys claims that the process Sinorgchem uses to make 4-ADPA and 6PPD, its sale of 6PPD for importation into the United States, and Sinorgchem's sale of 4-ADPA to KKPC and KKPC's importation of 6PPD into the United States are covered by Flexsys’ patents.  Accordingly, Flexsys requested that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities.  In February 2006, an Administrative Law Judge ("ALJ") of the ITC determined that Flexsys’ patents were valid, that the process used by Sinorgchem to make 4-ADPA and 6PPD was covered by Flexsys’ patents, and that Sinorgchem and its distributor, but not KKPC, had violated section 1337 of the U.S. Tariff Act.  In July 2006, the ITC substantially upheld the ALJ's decision on the basis of literal infringement, and subsequently issued a limited exclusion order against Sinorgchem and its distributor prohibiting them from importing 4-ADPA and 6PPD manufactured by Sinorgchem into the United States.

Sinorgchem appealed the ITC decision to the United States Court of Appeals for the Federal Circuit. On December 21, 2007, a three-judge panel of the Federal Circuit overruled the ITC’s finding that Sinorgchem had literally infringed Flexsys’ patent and remanded the matter to the ITC to determine whether Sinorgchem’s processes infringe Flexsys’ patent on other grounds set forth by Flexsys.  The limited exclusion order was lifted, and the matter is currently before the ALJ for consideration of the infringement claim on these other grounds.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The ITC-2 proceeding.  In May 2008, Flexsys filed a second complaint with the ITC, requesting that the ITC initiate an investigation against Sinorgchem, KKPC, Kumho Tire Co. Inc., and Kumho Tire USA, Inc.  Flexsys’ complaint requests that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities. The May 2008 ITC complaint alleges that Sinorgchem violated Flexsys’ patents for producing intermediate materials used to make 4-ADPA.  The ITC formally instituted an investigation pursuant to this complaint on July 3, 2008.

United States Civil Patent Infringement Litigation.  In January 2005, Flexsys filed suit in United States District Court for the Northern District of Ohio for patent infringement against Sinorgchem, KKPC, Kumho Tire Korea and Kumho Tire USA, affiliates of KKPC, and certain other tire distributors seeking monetary damages as well as injunctive relief.  This action is currently stayed pending resolution of the ITC-1 matter described above.

In re Rubber Chemicals Antitrust Litigation.  In April 2006, KKPC filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code.  This matter was subsequently transferred to the United States District Court, Northern District of California.  The court dismissed KKPC’s initial complaint, but granted KKPC the right to refile an amended complaint, which KKPC filed in September 2007.  Flexsys filed a motion to dismiss the amended complaint, which was granted in part, and denied in part.  Specifically, the court dismissed all pending antitrust claims against Flexsys, but did not dismiss two state law claims for unfair competition and tortious interference.  The court granted KKPC the right to refile another amended complaint, which KKPC filed in April 2008.  Flexsys moved to dismiss the latest amended complaint and the motion is pending.

Legal Proceedings in Europe, Korea, and China

Various parties, including Sinorgchem and other competitors of Flexsys, have filed other, separate actions in patent courts in Europe, Korea, and China seeking to invalidate certain of Flexsys’ patents issued in those jurisdictions.  Flexsys has also filed a patent infringement action in Korea to enforce its patents against KKPC.

Legacy Tort Litigation

Pursuant to the Amended and Restated Settlement Agreement dated February 28, 2008, entered into by Solutia and Monsanto in connection with our emergence from Chapter 11 (the “Monsanto Settlement Agreement”), Monsanto is responsible to defend and indemnify Solutia for any Legacy Tort Claims as that term is defined in the agreement, while Solutia retains responsibility for tort claims arising out of exposure occurring after the Solutia Spinoff.  Solutia and Flexsys have been named as defendants in the following actions, and have tendered the matters to Monsanto as Legacy Tort Claims. Solutia and Flexsys would potentially be liable with respect to these matters to the extent they relate to post Solutia Spinoff exposure or such matters are not within the meaning of "Legacy Tort Claims" winthin the Monsanto Settlement Agreement.

Putnam County, West Virginia litigation. In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel (Solutia Inc. is not a named defendant) alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  The relevant production activities at the facility occurred during Pharmacia’s ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (then known as Monsanto, whose interest was subsequently transferred to us in the Solutia Spinoff) and Akzo Nobel.  The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

Beginning in February 2008, Flexsys, Monsanto, Pharmacia, Akzo Nobel and another third party were named as defendants in approximately seventy-five individual lawsuits, and Solutia was named in two individual lawsuits, filed in Putnam County, West Virginia, by residents of that county.  The largely identical complaints allege that the residents were exposed to potentially harmful levels of dioxin particles from the Nitro facility.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Escambia County, Florida Litigation. On June 6, 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia, and the plant manager at Solutia's Pensacola plant.  The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and allegedly continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination, and (2) remediation of the alleged contamination in the waterways.

Cash Balance Plan Litigation

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

By consent of the parties, the court certified a class with respect to the Pension Plan on plaintiffs’ claim that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55.  Summary judgment motions were filed in the case on July 11, 2008, and are currently pending.  A trial, if necessary, would be expected to occur in late 2008.

Department of Justice Investigations

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

LaSalle Termination Litigation

Solutia Canada Inc. (“SOCAN”) filed suit in Quebec Court in December 2006, alleging breach of contract by INEOS Americas LLC (“INEOS”).  In late 2002, we negotiated a Stock and Asset Purchase Agreement for the sale of our Resimenes & Additives business to UCB S.A. (“UCB”).  As part of this agreement, we agreed to exclude the LaSalle assets from the agreement and entered into the LaSalle Toll Agreement (“LTA”) with UCB.  The LTA passed through all the benefits and risks of ownership of the LaSalle operations to UCB, other than pre-closing environmental liabilities.  In the LTA, SOCAN agreed to operate its LaSalle Plant for the benefit of UCB and to provide all the necessary services to convert UCB’s raw materials on a cost-neutral basis.  Thus, UCB would pay SOCAN for all of its actual, direct and indirect costs incurred in connection with the performance or supply of services under the LTA or in holding itself ready to perform or supply those services.  In the years after its execution, the LTA was assigned by UCB to Cytec Industries, Inc., then to INEOS.

On January 31, 2006, INEOS notified SOCAN of its intention to terminate the LTA effective January 31, 2008, in compliance with the terms of the LTA.  INEOS’ decision to terminate the LTA has triggered the shutdown of all activities at the LaSalle Plant, resulting in termination costs recoverable by SOCAN against INEOS.  INEOS disputed and refused to pay SOCAN’s termination costs under the LTA.

We filed this litigation against INEOS in December 2006 for breach of the LTA with respect to such termination costs.  On June 4, 2008, SOCAN submitted an amended claim to the Court, clarifying and amending SOCAN’s damages claim against INEOS based on actual costs incurred in connection with the cessation of operations.  SOCAN’s revised claim alleges approximately $40 in unpaid damages. INEOS has filed a cross-demand against SOCAN for $1, alleging SOCAN improperly charged INEOS on its October and November 2006 invoices for items which INEOS claims are not actual direct or indirect costs under the LTA.

Concluded matters

The matters referred to in our 2007 Form 10-K and Form 10-Q for the period ended March 31, 2008, as the Ferro Antitrust Investigation and the Texas Commission on Environmental Quality Administrative Enforcement Proceeding have concluded pursuant to the terms described in those filings, and are no longer deemed pending contingencies.

Environmental Liabilities

As of December 31, 2007, we had $78 reserved for the remediation of hazardous substances at plant sites which we own or operate.  The environmental remediation obligation for properties we never owned or operated, including certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois (the “Shared Sites”), were classified by us as subject to compromise at December 31, 2007, as during the bankruptcy proceedings, these obligations were managed and funded by Monsanto.  At the Effective Date, Monsanto had spent approximately $79 related to the Shared Sites during the bankruptcy proceedings.  Of this amount, $29 was classified as an administrative claim and paid at emergence out of the proceeds of the Creditor Rights Offering.  In accordance with the Monsanto Settlement Agreement, the other $50 of funding provided by Monsanto was not reimbursed.  As of the Effective Date, and under the Monsanto Settlement Agreement and the Plan of Reorganization, Monsanto accepted responsibility for properties we never owned or operated and we agreed to share responsibility with Monsanto for the Shared Sites.  Under this cost-sharing arrangement, we are responsible for the funding of remediation activities at the Shared Sites from the Effective Date up to a total of $325.  Thereafter, if needed, we and Monsanto will share responsibility equally.  The effect of the Monsanto Settlement Agreement and the Plan of Reorganization, along with the application of fresh-start accounting, was an increase in our environmental reserve at the Effective Date of $261, which was recorded by the Predecessor as a charge to Reorganization items, net.  The increase in the reserve of $261 and $1 of payments during the two months ended February 29, 2008 resulted in a total reserve of $338 as of March 1, 2008 which relates to all sites managed by us.  The amounts reserved related to the Shared Sites is significantly less than the $325 threshold in which we would begin to share future costs with Monsanto.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

As of June 30, 2008, we had $338 reserved for environmental matters.  This amount represents our best estimate of our share of costs likely to be incurred at those sites where costs are reasonably estimable based on our analysis of the extent of clean up required, alternative clean up methods available, abilities of other responsible parties to contribute and our interpretation of laws and regulations applicable to each site.  On a periodic basis, we reassess these reserves to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be necessary, which could have a material effect on our consolidated liquidity and profitability.  The range of probable outcomes could be approximately $20 lower than the recorded amount and up to $160 beyond the amount accrued.

11.  Pension Plans and Other Postretirement Benefits

During our Chapter 11 Cases, we amended our U.S. qualified pension plan in 2004 and 2005 to cease future benefit accruals for union and non-union participants, respectively, in these plans which eliminated service costs for benefits earned as a pension benefit cost.  Furthermore, we amended our U.S. postretirement plan in accordance with the Plan for retiree participants and established a VEBA retiree trust at the Effective Date.  The postretirement plan amendment, which became effective on the Effective Date, reduces the eligible charges covered by the postretirement plan and establishes a lifetime maximum benefit.  This action resulted in a curtailment of the U.S. postretirement plan, as defined by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), due to the changes in medical benefits provided to retiree participants in our U.S. postretirement plan.  The net result of this action was a $109 gain recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position as of February 29, 2008.  As described in Note 2, upon the adoption of fresh-start accounting, the balance in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position was reduced to zero and charged to Reorganization Items, net.  The VEBA retiree trust, valued at $195 as of February 29, 2008 as funded by proceeds from the sale of New Common Stock and a contribution of the retirees’ allowed unsecured claim, effectuates defeasance of a substantial amount of the remaining healthcare and other benefits liabilities assumed by us at the Solutia Spinoff.

Components of Net Periodic Benefit Cost

For the three months ended June 30, 2008 and 2007, the two months ended February 29, 2008 and the four and six months ended June 30, 2008 and 2007, respectively, our pension and healthcare and other benefit costs were as follows:

	Pension Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008	Six Months Ended June 30, 2007

Service costs for benefits earned	$1	$2	$1	$1	$2
Interest costs on benefit obligation	17	17	23	12	34
Assumed return on plan assets	(19)	(18)	(25)	(13)	(35)
Actuarial net loss	--	3	--	2	5
Settlement charge	--	--	--	1	--
Total	$(1)	$4	$(1)	$3	$6

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Healthcare and Other Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008	Six Months Ended June 30, 2007

Service costs for benefits earned	$1	$1	$2	$1	$2
Interest costs on benefit obligation	4	6	5	4	12
Assumed return on plan assets	(1)	--	(2)	--	--
Prior service credits	--	(4)	--	(3)	(8)
Actuarial net loss	--	2	--	--	4
Total	$4	$5	$5	$2	$10

Settlements

We recorded a pension settlement charge of $1 in the two months ended February 29, 2008 resulting from the significant amount of lump sum distributions from our Belgium retirement plan.

Employer Contributions

According to IRS funding rules, we will be required to make approximately $54 in pension contributions to our U.S. qualified pension plan in 2008.  We made $26 of these required 2008 contributions during the six months ended June 30, 2008.  We also expect to be required to fund approximately $5 in pension contributions to our foreign pension plans in 2008.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
12.  Debt Obligations

Our long-term debt consisted of the following as of June 30, 2008 and December 31, 2007:

	Successor	Predecessor
	June 30, 2008	December 31, 2007

Senior secured term loan facility due 2014	$1,194	$--
Senior secured asset-based revolving credit facility due 2013	181	--
15.50% senior unsecured bridge facility due 2015	405	--
6.72% debentures due 2037	--	150
11.25% notes due 2009	--	223
Facility Agreement due 2011	--	231
7.375% debentures due 2027	--	300
Flexsys term loan due 2012	--	76
Flexsys revolving credit facility due 2012	--	47
Maryville notes due 2022	--	20
Total principal amount	1,780	1,047
Unamortized net discount (a)	--	--
	1,780	1,047
Less current portion of long-term debt	(12)	(15)
Less amounts subject to compromise (Note 2)	--	(673)
Total	$1,768	$359

(a)	Unamortized net discount of $14 as of December 31, 2007 is included in liabilities subject to compromise, as further described in Note 2.

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

The Revolver bears interest, at our option, at LIBOR or the prime rate plus an applicable margin.  As of June 30, 2008, the applicable margin for the LIBOR and prime rate loans in the Revolver are 1.75 percent and 0.75 percent, respectively.  The Term Loan bears interest at LIBOR, with a floor of 3.50 percent through the fourth anniversary of the Effective Date, plus 5.00 percent.  Interest for the Revolver and Term Loan is payable (i) with respect to LIBOR loans, on the last day of each relevant interest period (defined as one, two, three or six months or any longer period available to all Lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period, and (ii) with respect to prime rate loans, quarterly in arrears.

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

        Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Business Enterprises Inc., Solutia Greater China, Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc., Solutia Systems, Inc., Beamer Road Management Company and future subsidiaries as defined by the Financing Agreements, subject to certain exceptions (the “Guarantors”) are guarantors of our obligations under the Financing Agreements.  On May 5, 2008, Solutia formed a 100% owned subsidiary named S E Investment LLC which was added as a guarantor.  The Financing Agreements and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets.

We are required to make mandatory repayments of the Financing Agreements in connection with asset sales, equity issuance and certain other events.  We are required to pay 1 percent of the principal of the Term Loan annually via quarterly payments.  In addition, on an annual basis and subject to our leverage position at December 31st of each year, we are required to repay the Term Loan with 25 percent or 50 percent of the excess cash generated during the year as defined in the Financing Agreements.  Any portion of the Term Loan that is repaid through mandatory prepayments or voluntarily repaid may not be reborrowed.  Furthermore, voluntary prepayments or amendments to the Term Loan are subject to a prepayment premium or fee of 3 percent of the principal amount prepaid or principal amount outstanding, respectively, prior to the first anniversary of the Effective Date, 2 percent after the first anniversary and prior to the second anniversary of the Effective Date and 1 percent after the second anniversary and prior to the third anniversary of the Effective Date.  We are not subject to any prepayment premiums or fees for amendments after the third anniversary of the Effective Date.

The Financing Agreements include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt.  The financial covenants are (i) total leverage ratio, (ii) fixed charge coverage ratio and (iii) a capital expenditure cap as defined by the Financing Agreements.  We were in compliance with all applicable covenants as of June 30, 2008.

Maryville Notes

On June 24, 2008, we completed the sale and leaseback of our corporate headquarters for $43 and repaid the $19 remaining on the Maryville Notes on that date from the proceeds.

13.  Segment Data

We are a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications.  Prior to the first quarter of 2008, we managed our businesses in the following four operating segments:  CPFilms, Other Performance Products (“OPP”), Rubber Chemicals and Integrated Nylon.  As allowed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the CPFilms, OPP and Rubber Chemicals operating segments were aggregated into one reportable segment titled Performance Products.  In the first quarter of 2008, we realigned the OPP operating segment whereby SAFLEX® is evaluated discretely by our chief operating decision maker and the aviation and heat transfer products are combined with the Rubber Chemicals business and titled Technical Specialties, when reviewed by our chief operating decision maker.  In concurrence with this realignment, we have ceased the aggregation of the above into the Performance Products reportable segment and have chosen to report the operating segments separately.  Therefore, beginning in the first quarter of 2008, we report our businesses consistent with our four operating segments:  SAFLEX®, CPFilms, Technical Specialties and Integrated Nylon.

The SAFLEX® reportable segment is a global manufacturer of performance films for laminated safety glass.  The CPFilms reportable segment is a manufacturer of performance films for after-market applications which add functionality to glass.  The Technical Specialties reportable segment is a global manufacturer of specialty products such as chemicals for the rubber industry, heat transfer fluids and aviation hydraulic fluids.  The Integrated Nylon reportable segment consists of an integrated family of nylon products including high-performance polymers and fibers.  The major products by reportable segment are as follows:

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

Beginning with the first quarter of 2008, the performance of our operating segments is evaluated based on segment profit, defined as earnings before interest expense, income taxes, depreciation and amortization, and reorganization items, net (“EBITDA”).  Prior to the first quarter of 2008, segment profit was defined as earnings before interest expense and income taxes (“EBIT”).  Segment profit includes selling, general and administrative, research, development and other operating expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment.  Certain operations, expenses and other items that are managed outside the reportable segments are reported as Unallocated and Other.  Unallocated and Other is comprised of corporate expenses, adjustments to our LIFO valuation reserve, equity earnings from affiliates, other income and expense items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the reportable segments and operating segments that do not meet the quantitative threshold for determining reportable segments.  All prior periods have been retroactively presented for the changes in reportable segments and measurement of segment profit.  There were no inter-segment sales in the periods presented below.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Segment data for the three months ended June 30, 2008 and 2007, the two months ended February 29, 2008 and the four and six months ended June 30, 2008 and 2007, respectively are as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)

Reportable Segments:
SAFLEX®	$220	$19	$189	$31
CPFilms	71	16	66	20
Technical Specialties	275	39	157	20
Integrated Nylon	518	(1)	489	38
Reportable Segment Totals	1,084	73	901	109
Unallocated and Other	11	(6)	10	1
Total	1,095	67	911	110

Reconciliation to Consolidated Totals:
Depreciation and amortization		(35)		(28)
Interest expense		(48)		(31)
Reorganization items, net		--		(17)
Consolidated Totals:
Net Sales	$1,095		$911
Income (Loss) from Continuing Operations Before Income Taxes		$(16)		$34

	Successor		Predecessor
	Four Months Ended June 30, 2008		Two Months Ended February 29, 2008		Six Months Ended June 30, 2007
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)

Reportable Segments:
SAFLEX®	$288	$22	$125	$17	$358	$59
CPFilms	94	19	39	9	125	36
Technical Specialties	363	51	164	40	195	28
Integrated Nylon	668	(12)	318	2	916	66
Reportable Segment Totals	1,413	80	646	68	1,594	189
Unallocated and Other	14	(13)	7	(4)	19	(11)
Total	1,427	67	653	64	1,613	178

Reconciliation to Consolidated Totals:
Depreciation and amortization		(47)		(20)		(53)
Interest expense		(66)		(21)		(59)
Reorganization items, net		--		1,642		(33)
Consolidated Totals:
Net Sales	$1,427		$653		$1,613
Income (Loss) from Continuing Operations Before Income Taxes		$(46)		$1,665		$33

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The effects of fresh-start accounting created a material change in total assets by segment when compared to December 31, 2007.  Total assets by segment at June 30, 2008 and December 31, 2007 are as follows:

	Successor	Predecessor
	June 30, 2008	December 31, 2007
	Assets	Assets

Reportable Segments:
SAFLEX®	$1,409	$525
CPFilms	644	255
Technical Specialties	1,068	635
Integrated Nylon	1,155	1,006
Reportable Segment Totals	$4,276	$2,421
Reconciliation to consolidated totals:
Discontinued Operations	--	7
Unallocated and Other	447	212
Consolidated Totals	$4,723	$2,640

14.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in the basic and diluted earnings (loss) per share and reconciles weighted-average number of shares used in the basic earnings (loss) per share calculation to the weighted-average number of shares used to compute diluted earnings (loss) per share.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008	Six Months Ended June 30, 2007

Consolidated Statement of Operations Results:
Income (loss) from continuing operations	$(16)	$27	$(46)	$1,450	$19
Income from discontinued operations	--	29	--	--	29
Net income (loss)	$(16)	$56	$(46)	$1,450	$48

Weighted-average number of shares outstanding used for basic earnings (loss) per share	59.8	104.5	59.8	104.5	104.5
Non-vested restricted shares	--	--	--	--	--
Stock options	--	--	--	--	--
Warrants	--	--	--	--	--
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	59.8	104.5	59.8	104.5	104.5

Stock options and Warrants to purchase approximately 2.9 million shares and 4.5 million shares, respectively, and non-vested restricted shares of 1.5 million were not included in the computation of earnings (loss) per share since the result would have been antidilutive for the three and four months ended June 30, 2008.

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

Overview

We are a leading global manufacturer and marketer of a variety of high-performance chemical and engineered materials that are used in a broad range of consumer and industrial applications.  In the first quarter of 2008, we consummated our reorganization under the Bankruptcy Code and emerged from bankruptcy concurrent with entering into financing agreements with certain lenders to borrow up to $2.05 billion.

We currently report our operations in four segments: SAFLEX®, CPFilms, Technical Specialties and Integrated Nylon.  The major products by reportable segment are as follows:

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

See Note 13 to the accompanying consolidated financial statements for further information regarding our reportable segments.

Strategic Actions Initiated in the Second Quarter 2008

To meet increasing demand for polyvinyl butyral (PVB) sheet, which Solutia markets under the SAFLEX® brand name, in the second quarter of 2008 we announced capital projects to expand our PVB resin manufacturing operations at our facilities located in Springfield, Massachusetts and Antwerp, Belgium.  PVB resin is the key raw material used in the manufacturing of our SAFLEX® plastic interlayer.  Expected to be on line in 2009 (Springfield) and 2010 (Antwerp), the resin capacity expansions at these facilities will be necessary to meet the growing global demand of SAFLEX®.

Consistent with our portfolio strategy of strengthening our business with products holding market leading positions and limiting exposure in product lines where we are not cost competitive, during the second quarter, we announced the expected closure of our manufacturing facility in Ruabon, Wales, United Kingdom (the “Ruabon Facility”).  The manufacture of SANTOGARD® pre-vulcanization inhibitors, PERKACIT® DPG, which is used as a secondary accelerator in the rubber vulcanization process, and FLECTOL® TMQ and FLECTOL® HPG, which protect against oxidative aging, is expected to cease by the end of 2008.  Complete closure of the Ruabon Facility is expected by the end of 2011.  The decision to cease manufacturing of the product lines at the Ruabon Facility is due to an over-supplied market resulting from higher competition from principally Far Eastern producers, resulting in the Ruabon Facility no longer being cost competitive on a global scale.  We expect to incur charges of approximately $45 million to $60 million related to the exit of the Ruabon Facility between now and final closure in 2011.

We have retained HSBC Securities (USA) Inc. to explore strategic alternatives for our Integrated Nylon business, including a possible sale.  We believe strongly in the strategic course we have set for the business. However, given the strength of our high-margin specialty chemical and performance materials businesses and the current industry dynamic in the nylon segment, we believe that it is an appropriate time to explore strategic alternatives available with respect to the Integrated Nylon business that would better position both the business and the rest of Solutia for reaching their ultimate potential. No assurances can be made as to whether the exploration of strategic alternatives will lead to the consummation of any particular transaction, which would likely be subject to numerous closing conditions including, but not limited to, various third party approvals, including approvals under our financing agreements.

Combined Quarterly Financial Results of the Predecessor and Successor

      Our emergence from bankruptcy resulted in our adoption of fresh-start accounting on February 29, 2008.  In accordance with Generally Accepted Accounting Principles, the accompanying Consolidated Statements of Operations and Cash Flows presents the results of operations and the sources and uses of cash for (i) the two months ended February 29, 2008 of the Predecessor and (ii) the four months ended June 30, 2008 of the Successor.  However, for purposes of management’s discussion and analysis of the results of operations and the sources and uses of cash in this Form 10-Q, we have combined the current year results of operations for the Predecessor and the Successor.  The results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the emergence from bankruptcy.  The combined presentation is being made solely to explain the changes in results of operations for the periods presented in the financial statements. We then compare the combined results of operations and the sources and uses of cash for the six months ended June 30, 2008 with the corresponding period in the prior year.

An additional impact to comparability of segment profit resulting from our emergence from bankruptcy and the implementation of fresh-start accounting is the change in depreciation and amortization and the elimination of Chapter 11 reorganization expenses on a post-emergence basis.  Therefore, effective with the first quarter of 2008, management evaluated the performance of our operating segments based on segment profit, defined as earnings before interest expense, income taxes, depreciation and amortization, and reorganization items (“EBITDA”) which includes selling, general and administrative, research, development and other operating expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment.  To the extent each segment’s EBITDA is materially impacted by fresh-start accounting or other differences exist between Predecessor and Successor, these differences are identified in the discussion of results.

We believe the combined results of operations for the three and six months ended June 30, 2008 provide management and investors with a more meaningful perspective on our ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner.  Further, the use of EBITDA as the earnings metric allows for meaningful analysis across both periods.

Summary Results of Operations

In the second quarter of 2008, we reported sales of $1,095 million, a 20 percent increase over $911 million reported in the second quarter of 2007. The increase was driven by acquisitions, higher selling prices, higher demand, and favorable currency exchange rate fluctuations.  Our second quarter of 2008 gross profit of $109 million, a 12 percent decrease versus the same period in 2007, and our gross profit margin of 10.0 percent, a decrease from 13.6 percent versus the same period in 2007, were both significantly impacted by the recognition into cost of goods sold the step-up in basis of our inventory of $49 million recorded in accordance with fresh-start accounting.  Excluding this charge, higher raw material, energy and freight costs, were offset by the Flexsys acquisition and the combination of higher selling prices, increased demand, and favorable currencies.  Selling, general and administrative expenses remained at approximately 7 percent of sales, consistent with 2007.  In total, this quarter’s operating income results include $52 million of negative impacts from non-operational or non-recurring items.

In the six months ended June 30, 2008, we reported sales of $2,080 million, a 29 percent increase over $1,613 million reported in the same period in 2007.  The increase was driven by acquisitions, higher selling prices, higher demand, and favorable currency exchange rate fluctuations.  Gross profit of $223 million in the six months ended June 30, 2008 was 2 percent lower than the same period in 2007.  Higher raw material, energy and freight costs and the impacts of fresh-start accounting were partially offset by the Flexsys acquisition and the combination of higher selling prices, increased demand, and favorable currencies.  Gross profit margin in the six months ended June 30, 2008 decreased to 10.7 percent from 14.1 percent in the prior year period, due to the factors previously noted.  Selling, general and administrative expenses remained at approximately 8 percent of sales, consistent with 2007.  The six months ended June 30, 2008 operating income results also include $75 million of negative impacts from the adoption of fresh-start accounting as of the Effective Date and other non-operational or non-recurring items.

We used $437 million of cash from operations in the six months ended June 30, 2008, due to outflows required to facilitate emergence from bankruptcy, the seasonal build of working capital and funding into our domestic pension plan.  This compares to a usage of $115 million in the same period in 2007, which was primarily due to seasonal working capital build and domestic pension funding.  Our liquidity at the end of the second quarter was $242 million in the form of $195 million of availability under the Revolver and $47 million of cash on-hand.

Critical Accounting Policies and Estimates

As a result of our emergence from bankruptcy and the discharge of many of our legal proceedings in accordance with the Plan (as described in Note 10 to the accompanying consolidated financial statements), we no longer consider Self-Insurance to be a critical accounting policy as we believe it is less likely to have a material impact on our reported results of operations in future periods.  There have been no other changes in 2008 with respect to our critical accounting policies, as presented in our 2007 Form 10-K, as re-casted and filed with the Securities and Exchange Commission (“SEC”) in a Form 8-K on July 25, 2008, to reflect our segment reporting change as described in Note 13 to the accompanying consolidated financial statements.

Results of Operations—Second Quarter 2008 Compared with Second Quarter 2007

Consolidated Results

	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$1,095	$911	$184	20%

Operating Income:
Reportable Segment Profit	$73	$109	$(36)	(33%)
Unallocated and Other	(6)	1	(7)	N.M.
Less: Depreciation and Amortization	(35)	(28)
Less: Equity Earnings from Affiliates and Other Income included in Segment Profit (Loss) and Unallocated and Other	(6)	(28)

Operating Income	$26	$54	$(28)	(52%)
Gains (Charges) included in Operating Income	$(52)	$4

The increase in net sales as compared to the second quarter 2007 resulted from our acquisition of Akzo Nobel’s 50 percent interest in the Flexsys joint venture, which was completed on May 1, 2007 (the “Flexsys Acquisition”), higher sales volumes, increased selling prices and the effect of favorable exchange rate fluctuations.  Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method and recorded as Equity Earnings from Affiliates on the Consolidated Statement of Operations.  Net sales increased $78 million or 8 percent in the second quarter 2008 as a result of the Flexsys Acquisition.  The remaining $106 million or 12 percent increase in net sales was a result of higher average selling prices of $78 million or 9 percent and favorable currency exchange rate fluctuations of $28 million or 3 percent.  Higher average selling prices were experienced across all reporting segments given the generally favorable supply/demand profile in these markets, new product introductions in certain of our growth segments and in response to an escalating raw material profile. The favorable currency benefit was driven most notably by the continued strengthening of the Euro versus the U.S. dollar, in comparison to the prior year.  Other currency movements against the U.S. dollar also benefited our net sales, however, given the strong market positions in Europe within SAFLEX® and Technical Specialties, movements in the Euro versus the U.S. dollar had the most significant impact on our revenues.  Higher sales volumes were experienced in our SAFLEX®, Technical Specialties and CPFilms reporting segments, given the continued growing global demand for these products.  However, overall sales volumes were flat as decreases in Integrated Nylon offset the volume increases in the other segments.  Within Integrated Nylon, we experienced increased volumes for nylon plastics and polymers which were more than offset by volume declines in carpet fibers and intermediate chemicals.

The decrease in operating income as compared to the second quarter 2007 resulted from higher charges of $56 million.  Factors that improved operating income over the prior year were the impact of the Flexsys Acquisition, increased net sales, higher asset utilization in our SAFLEX® and Technical Specialties reporting segments and lower LIFO expense.  Partially offsetting these factors were higher raw material and energy costs of approximately $100 million and higher logistic costs in Integrated Nylon.  As indicated in the preceding table, operating results were affected by various charges which are described in greater detail within this section below.  The raw material impacts were most significant within the Integrated Nylon segment, with material increases experienced in the cost of natural gas along with key feedstocks of propylene and ammonia.  The increases in these raw materials are primarily driven by continued tight supply of these materials, as well as the substantial increases in oil prices when compared with the prior year, second quarter.  We have and will continue to increase selling prices in response to these material movements although we do experience a lag in the selling price movements versus raw material movements.

SAFLEX®

	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$220	$189	$31	16%

Segment Profit	$19	$31	$(12)	(39%)
Charges included in Segment Profit	$(24)	$--

The increase in net sales as compared to the second quarter 2007 was a result of higher sales volumes of $9 million or 5 percent, higher average selling prices of $7 million or 3 percent and favorable currency exchange rate fluctuations of $15 million or 8 percent.  The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the second quarter 2007. Higher sales volumes experienced in targeted growth markets of Europe and Asia Pacific more than offset lower sales volumes into the domestic market.  The increased sales in Asia Pacific were a result of the continued expanding demand for laminated glass in that market, which was partially supported by our new SAFLEX® plant in Suzhou, China which opened in the third quarter 2007.

The decrease in segment profit in comparison to the second quarter 2007 resulted primarily from the $24 million charge in the second quarter 2008 associated with the amortization of the step-up in basis of our inventory in accordance with fresh-start accounting.  Offsetting this charge was overall improvement in segment profit due to the higher net sales as described above, improved asset utilization and lower manufacturing costs.  Improved asset utilization in the second quarter of 2008 was predominantly attributable to our Antwerp, Belgium manufacturing facility, which experienced a scheduled maintenance shutdown in the second quarter 2007.  Second quarter 2007 start up expenses for new lines at the Santo Toribio, Mexico and Suzhou, China manufacturing plants were not recurring in the current year which resulted in lower manufacturing costs.  The segment also experienced approximately $7 million of higher raw material costs in comparison to the prior year, which was recovered through increased selling prices.

CPFilms

	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$71	$66	$5	8%

Segment Profit	$16	$20	$(4)	(20%)
Charges included in Segment Profit	$(6)	$--

The increase in net sales as compared to the second quarter 2008 resulted primarily from higher sales volumes of $4 million or 6 percent and higher average selling prices of $1 million or 2 percent.  The increase in sales volumes primarily resulted from strong growth in CPFilms’ international window film markets, most notably South Africa and the Middle East, continued growth of the industrial business, and moderate growth in North America despite the challenging macro-economic conditions specific to this market.

The decrease in segment results in comparison to the second quarter 2007 resulted primarily from the $6 million charge in the second quarter 2008 associated with the amortization of the step-up in basis of our inventory in accordance with fresh-start accounting.  Offsetting this charge was improvement in segment profit due to higher net sales as described above, partially offset by continued increased investment in sales and marketing infrastructure and in market development programs globally.  We believe continued investment in the sales and marketing infrastructure for this segment will expand the overall global window film market along with our participation.

Technical Specialties

	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$275	$157	$118	75%

Segment Profit	$39	$20	$19	95%
Charges included in Segment Profit	$(19)	$(2)

The increase in net sales as compared to the second quarter 2007 resulted primarily from the Flexsys Acquisition.  Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method and were not recorded within the Technical Specialties reportable segment.  The Flexsys Acquisition resulted in an increase in net sales of $78 million or 50 percent. The remaining increase in net sales was a result of higher average selling prices of $19 million or 12 percent, higher sales volumes of $13 million or 8 percent and favorable currency exchange rate fluctuations of $8 million or 5 percent.  Higher sales volumes and average selling prices were experienced primarily in CRYSTEX® insoluble sulphur, SANTOFLEX® antidegradants and THERMINOL® heat transfer fluids.  The higher sales volumes were experienced predominantly in targeted growth markets in Asia Pacific and Europe with modest increases in North America.  The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the second quarter 2007.

The increase in segment profit in comparison to the second quarter 2007 resulted primarily from the Flexsys Acquisition, increased net sales as described above and improved manufacturing performance, partially offset by the higher charges and increased raw material costs.  The higher charges include a $13 million charge in the second quarter 2008 associated with the amortization of the step-up in basis of our inventory in accordance with fresh-start accounting.  The increased selling prices more than offset the increase in raw material costs of approximately $15 million, which was predominantly related to sulphur.  Improved manufacturing performance was a result of higher asset utilization due to the increased volumes in this segment.  In addition to the inventory step-up, segment profit included charges related to the announced closure of the Ruabon Facility, which resulted in charges of $6 million.  Segment profit in the second quarter 2007 was negatively impacted by $2 million of charges resulting from the step-up in basis of Flexsys’ inventory related to the acquisition.

Integrated Nylon

	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$518	$489	$29	6%

Segment Profit (Loss)	$(1)	$38	$(39)	N.M.
Gains (Charges) included in Segment Profit (Loss)	$(5)	$7

The increase in net sales as compared to the second quarter 2007 resulted primarily from higher average selling prices of $51 million or 10 percent, favorable currency exchange rate fluctuations of $4 million or 1 percent, partially offset by lower sales volumes of $26 million or 5 percent. In response to the escalating cost of raw materials, average selling prices increased significantly in the majority of the intermediate chemicals, carpet fibers and, to a lesser extent, the nylon plastics and polymers businesses.  Sales volumes decreased primarily in intermediate chemicals and carpet fibers, partially offset by increases in nylon plastics and polymers.  The decrease in carpet fibers is primarily due to weaknesses in the domestic housing market and intermediate chemicals is due to lower global demand.  The increase in nylon plastics and polymers volume of 28 percent was a result of additional capacity brought on-stream late in the first quarter 2008 and continued growth in global demand for these products.

The decrease in segment results in comparison to the second quarter 2007 resulted primarily from higher raw material costs of approximately $80 million, higher charges, higher logistics costs and lower asset utilization, partially offset by increased net sales as described above. The raw material cost profile of Integrated Nylon was primarily impacted during the second quarter 2008 by increases in propylene, ammonia and natural gas, key feedstocks for the segment.  Higher logistics costs are related to increased volumes shipped and higher fuel surcharges.  In addition, segment loss in the second quarter 2008 was negatively impacted by a charge of $5 million resulting primarily from the step-up in basis of our inventory in accordance with fresh-start accounting.  Segment profit in the second quarter 2007 benefited from a $7 million gain resulting from a surplus land sale.

The segment has and will continue to increase selling prices in response to raw material movements, although it does experience a lag in the selling price movements versus raw material movements.  Currently, over 40 percent of the segment’s pricing is formula based, which generally re-price quarterly.   This lag had a negative impact on second quarter results given the continued escalation of costs during the quarter, as the segment was able to recover $51 million or approximately 64 percent of the increased costs within the quarter.

Unallocated and Other

	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Unallocated and Other results	$(6)	$1	$(7)	N.M.
Net gains included in Unallocated and Other	$6	$21

Unallocated and Other results decreased due to lower net gains, lower interest income, lower equity earnings from affiliates and higher corporate expenses, partially offset by lower adjustments to our LIFO valuation reserve and higher segment profit from other operations.  With respect to net gains in the second quarter 2008, we recognized (i) a $3 million gain resulting from a surplus land sale; (ii) a $4 million gain resulted from the settlement of emergence related incentive accruals; and (iii) a $1 million charge resulting from the step-up in basis of our inventory in accordance with fresh-start accounting.  In the second quarter 2007, we reached a settlement on a litigation matter resulting in a gain of $21 million.  Corporate expenses increased $3 million primarily due to share-based compensation expense on management incentive and director stock compensation plans adopted upon our emergence from bankruptcy and higher legal costs.  Share-based compensation expense in 2007 was zero.  Adjustments to our LIFO valuation reserve were zero in the second quarter 2008, compared to $16 million in the prior period, and are expected to remain at zero throughout the year as our historical valuation reserve was eliminated in accordance with the adoption of fresh-start accounting and our base year valuation will be re-established by our end of year inventory profile and costs.  The decrease in equity earnings from affiliates of $3 million is a result of the Flexsys Acquisition completed on May 1, 2007.  Other income, net decreased by $1 million due to lower interest income.

Interest Expense

	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$48	$31	$17	55%

The increase in interest expense in the second quarter 2008 in comparison to the second quarter 2007 resulted principally from higher debt outstanding with higher interest rates in the second quarter 2008 than in 2007.   Average debt not subject to compromise outstanding increased $584 million or 47 percent, due to the emergence from Chapter 11 funding requirements.  The higher interest rates are a result of a changed interest rate profile of our debt structure due to the replacement of the debtor-in-possession ("DIP") credit facility with the Financing Agreements.

Reorganization Items, net

	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Reorganization Items, net	$--	$(17)	$17	N.M.

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we were in reorganization under Chapter 11 of the U.S. Bankruptcy Code.  We did not record any charges in reorganization items in the second quarter 2008 due to our emergence from Chapter 11 on February 28, 2008.

Income Tax Expense

	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense	$--	$7	$(7)	N.M.

Our tax expense or benefit is affected by the mix of income and losses in the tax jurisdictions in which we operate. No income tax expense was recorded for the three months ended June 30, 2008 as income tax expense of $15 million, primarily attributable to earnings in ex-U.S. tax jurisdictions, was offset by deferred income tax benefit of an equal amount related to the amortization of an ex-U.S. fresh start inventory revaluation.  Our U.S. operations experienced a pre-tax loss in the second quarter 2008 but no income tax benefit was recognized during the quarter as a full valuation allowance has been provided against the U.S. deferred tax assets.

We recorded income tax expense for the three months ended June 30, 2007 of $7 million on earnings in ex-U.S. tax jurisdictions combined with an increase in unrecognized tax benefits.

Upon emergence from bankruptcy, Successor has an estimated U.S. tax net operating loss carryforward (“NOL”) of approximately $1.2 billion as of March 1, 2008.  As a result of the issuance of new common stock upon emergence, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our NOL in the carryforward period and do not expect to be in a cash tax paying position in relation to U.S. taxes for the foreseeable future.

Discontinued Operations

	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Income from Discontinued Operations, net of tax	$--	$29	$(29)	N.M.

Income from discontinued operations consists of the results of our Dequest business.  As described in Note 4 to the accompanying consolidated financial statements, on May 31, 2007, we sold Dequest to Thermphos.  Included in the results of discontinued operations in the second quarter 2007 is a gain on sale of the Dequest business of $34 million, partially offset by income taxes of $5 million.

Combined Results of Operations—Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Consolidated Results

	Combined	Predecessor
(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$2,080	$1,613	$467	29%

Operating Income:
Reportable Segment Profit	$148	$189	$(41)	(22%)
Unallocated and Other	(17)	(11)	(6)	(55%)
Less: Depreciation and Amortization	(67)	(53)
Less: Equity Earnings from Affiliates, Other Income and Loss on Debt Modification included in Segment Profit (Loss) and Unallocated and Other	(8)	(34)

Operating Income	$56	$91	$(35)	(38%)
Gains (Charges) included in Operating Income	$(75)	$4

The increase in net sales as compared to the six months ended June 30, 2007 resulted from the Flexsys Acquisition, higher sales volumes, increased selling prices and the effect of favorable exchange rate fluctuations.  Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method and recorded as Equity Earnings from Affiliates on the Consolidated Statement of Operations.  Net sales increased $281 million or 17 percent in the six months ended June 30, 2008 as a result of the Flexsys Acquisition.  The remaining $186 million or 12 percent increase in net sales was a result of higher average selling prices of $116 million or 7 percent, favorable currency exchange rate fluctuations of $46 million or 3 percent and higher sales volumes of $24 million or 2 percent. Higher average selling prices were experienced across all reporting segments given the generally favorable supply/demand profile in these markets, new product introductions in certain of our growth segments and in response to an escalating raw material profile.  The favorable currency benefit was driven most notably by the continued strengthening of the Euro versus the U.S. dollar, in comparison to the prior year.  Other currency movements against the U.S. dollar also benefited our net sales, however, given the strong market positions in Europe within SAFLEX® and Technical Specialties, movements in the Euro versus the U.S. dollar had the most significant impact on our revenues.  The higher sales volumes were experienced in our SAFLEX®, Technical Specialties and CPFilms reporting segments, given the continued growing global demand for these products.  However, the higher sales volumes in the other segments were partially offset by lower sales volumes experienced in Integrated Nylon.  Within Integrated Nylon, we experienced increased volumes for nylon plastics and polymers which were more than offset by volume declines in carpet fibers and intermediate chemicals.

The decrease in operating income as compared to the six months ended June 30, 2007 resulted from higher charges of $79 million.  Factors that improved operating income over the prior year were the impact of the Flexsys Acquisition, increased net sales and higher asset utilization in our SAFLEX® and Technical Specialties reporting segments and lower LIFO expense. Offsetting these factors were higher raw material and energy costs of approximately $175 million and lower asset utilization rates in Integrated Nylon.  As indicated in the preceding table, operating results were affected by various charges which are described in greater detail within this section below.  The raw material impacts were most impactful within the Integrated Nylon segment, with the key increases experienced in propylene, ammonia and natural gas.  The increases in these raw materials are primarily driven by continued tight supply of these materials, as well as the substantial increases in oil prices when compared with the prior year.  We have and will continue to increase selling prices in response to these material movements, although we do experience a lag in the selling price movements versus raw material movements.  This lag had a negative impact on year to date results due to the escalating profile of our raw materials in the first six months, as we were able to recover approximately 66 percent of the increased costs within the six months ended June 30, 2008.  The lower utilization rates in Integrated Nylon were due to the timing of scheduled maintenance related shutdowns at several locations in the six months ended June 30, 2008.

SAFLEX®

	Combined	Predecessor
(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$413	$358	$55	15%

Segment Profit	$39	$59	$(20)	(34%)
Charges included in Segment Profit	$(37)	$--

The increase in net sales as compared to the same period in 2007 was a result of higher sales volumes of $16 million or 4 percent, higher average selling prices of $12 million or 3 percent and favorable currency exchange rate fluctuations of $27 million or 8 percent.  The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the same period in 2007. Higher sales volumes were experienced in targeted growth markets of Europe and Asia Pacific and sales volumes into the domestic market were lower than the prior year.  The increased sales in Asia Pacific were a result of the continued expanding demand for laminated glass in that market, which was partially supported by our new SAFLEX® plant in Suzhou, China which opened in the third quarter 2007.

The decrease in segment profit in comparison to the same period in 2007 resulted primarily from the $36 million charge in the six months ended June 30, 2008 associated with the amortization of the step-up in basis of our inventory in accordance with fresh-start accounting.   Offsetting this charge was overall improvement in segment profit due to increased net sales as described above, improved asset utilization and lower manufacturing costs.  In addition to the inventory step-up, segment profit included a charge of $1 million for severance and retraining costs.  The segment also experienced approximately $15 million of higher raw material costs in comparison to the prior year, of which $12 million or 80 percent was recovered through increased selling prices.  The remaining increase in raw material costs was more than offset through improved manufacturing performance and higher sales volumes.

CPFilms

	Combined	Predecessor
(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$133	$125	$8	6%

Segment Profit	$28	$36	$(8)	(22%)
Charges included in Segment Profit	$(10)	$--

The increase in net sales as compared to the six months ended June 30, 2007 resulted primarily from higher sales volumes of $4 million or 3 percent and higher average selling prices of $3 million or 2 percent and favorable currency exchange rate fluctuations of $1 million or 1 percent.  The increase in sales volumes primarily resulted from strong growth in CPFilms’ international window film markets, most notably Russia, South Africa and the Middle East, and continued growth of the industrial business, partially offset by overall lower demand in North America in the six months ended June 30, 2008 due to the challenging macro-economic conditions specific to this market.

The decrease in segment results in comparison to the same period in 2007 resulted primarily from the $10 million charge in the six months ended June 30, 2008 associated with the amortization of the step-up in basis of our inventory in accordance with fresh-start accounting.  Partially offsetting the inventory step-up, and despite weaker volumes in the domestic markets, was higher gross profit in comparison to the prior year, which was partially offset by increased investment in sales and marketing infrastructure and in market development programs globally.  We believe continued investment in the sales and marketing infrastructure for this segment will expand the overall global window film market along with our participation.

Technical Specialties

	Combined	Predecessor
(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$527	$195	$332	N.M.

Segment Profit	$91	$28	$63	N.M.
Charges included in Segment Profit	$(26)	$(2)

The increase in net sales as compared to the same period in 2007 resulted primarily from the Flexsys Acquisition.  Prior to May 1, 2007, the results of Flexsys were accounted for using the equity method and were not recorded within the Technical Specialties reportable segment.  The Flexsys Acquisition resulted in an increase in net sales of $281 million.  The remaining increase in net sales was a result of higher sales volumes of $21 million or 11 percent, higher average selling prices of $21 million or 11 percent and favorable currency exchange rate fluctuations of $9 million or 5 percent.  Higher sales volumes and average selling prices were experienced primarily in CRYSTEX® insoluble sulphur, SANTOFLEX® antidegradants and THERMINOL® heat transfer fluids.  The higher sales volumes were experienced predominantly in targeted growth markets in Asia Pacific and Europe with minor increases in North America.  The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the same period in 2007.

The increase in segment profit in comparison to the same period in 2007 resulted primarily from the Flexsys Acquisition, increased net sales as described above and improved manufacturing performance, partially offset by higher charges and increased raw material costs.  The higher charges include a $20 million charge in the six months ended June 30, 2008 associated with the amortization of the step-up in basis of our inventory in accordance with fresh-start accounting.  The increased selling prices more than offset the increase of $15 million in raw material costs primarily related to sulphur.  Improved manufacturing performance was a result of higher asset utilization due to the increased volumes in this segment.  In addition to the inventory step-up, segment profit included charges related to the announced closure of the Ruabon Facility, which resulted in charges of $6 million.  Segment profit in the comparable period in 2007 was negatively impacted by $2 million of charges resulting from the step-up in basis of Flexsys’ inventory related to the acquisition.

Integrated Nylon

	Combined	Predecessor
(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Net Sales	$986	$916	$70	8%

Segment Profit (Loss)	$(10)	$66	$(76)	N.M.
Gains (Charges) included in Segment Profit (Loss)	$(7)	$7

The increase in net sales as compared to the second quarter 2007 resulted primarily from higher average selling prices of $81 million or 9 percent and favorable currency exchange rate fluctuations of $7 million or 1 percent, partially offset by lower sales volumes of $18 million or 2 percent.  In response to the escalating cost of raw materials, average selling prices increased significantly in the majority of the intermediate chemicals, carpet fibers and, to a lesser extent, the nylon plastics and polymers businesses. Sales volumes increased primarily in nylon plastics and polymers, partially offset by decreases in carpet fibers primarily due to weaknesses in the domestic housing market.  The increase in nylon plastics and polymers volume of 33 percent was a result of additional capacity brought on-stream late in the first quarter 2008 and continued growth in global demand for these products.

The decrease in segment results in comparison to the same period in 2007 resulted primarily from higher raw material costs of approximately $145 million, higher manufacturing and logistic costs, higher charges and lower asset utilization, partially offset by increased net sales as described above.  The raw material cost profile of Integrated Nylon was primarily impacted during the six months ended June 30, 2008 by increases in propylene, ammonia and natural gas, key feedstocks for the segment.  Higher manufacturing costs and lower asset utilization were a result of scheduled maintenance shutdowns in intermediate chemicals at the Decatur, Alabama and Alvin, Texas plants and carpet fibers at the Greenwood, South Carolina plant in the six months ended June 30, 2008. Further, lower asset utilization was experienced in carpet fibers at the Pensacola, Florida plant due to the aforementioned sales volume decrease.  Higher logistics costs are related to increased volumes shipped and higher fuel surcharges.  In addition, segment loss in 2008 was negatively impacted by a charge of $7 million resulting primarily from the step-up in basis of our inventory in accordance with fresh-start accounting.  Segment profit in 2007 benefited from a $7 million gain resulting from a surplus land sale.

The segment has and will continue to increase selling prices in response to raw material movements, although it does experience a lag in the selling price movements versus raw material movements.  Currently, over 40 percent of the segment’s pricing is formula based, which generally re-price quarterly.   This lag had a significant negative impact on year to date results given the continued escalation of costs during the year, as the segment was able to recover $81 million or approximately 56 percent of the increased costs within the six months ended June 30, 2008.

Unallocated and Other

	Combined	Predecessor
(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Unallocated and Other results	$(17)	$(11)	$(6)	(55%)
Net gains included in Unallocated and Other	$9	$14

Unallocated and Other results decreased due to lower net gains, lower interest income, lower equity earnings from affiliates and higher corporate expenses, partially offset by lower adjustments to our LIFO valuation reserve and higher segment profit from other operations.  With respect to net gains, in the six months ended June 30, 2008, we recorded (i) a gain of $3 million related to joint settlements with Monsanto of legacy insurance policies with insolvent insurance carriers; (ii) a gain of $3 million resulting from a surplus land sale; (iii) a $4 million gain resulted from the settlement of emergence related incentive accruals; and (iv) a $1 million charge resulting from the step-up in basis of our inventory in accordance with fresh-start accounting.  In the same period in 2007, we reached a settlement on a litigation matter resulting in a gain of $21 million, partially offset by a charge of $7 million recorded to write-off debt issuance costs and to record the DIP credit facility as modified at its fair value as of the amendment date. Corporate expenses increased $3 million primarily due to share-based compensation expense on management incentive and director stock compensation plans adopted upon our emergence from bankruptcy and higher legal costs.  Share-based compensation expense in 2007 was zero.  Adjustments to our LIFO valuation reserve were zero for the six months ended June 30, 2008, compared to $20 million in the prior period, and are expected to remain at zero throughout the year as our historical valuation reserve was eliminated in accordance with the adoption of fresh-start accounting and our base year valuation will be re-established by our end of year inventory profile and costs.  The decrease in equity earnings from affiliates of $12 million is a result of the Flexsys Acquisition completed on May 1, 2007.  Other income, net decreased by $6 million due to lower gains on foreign currency hedges and lower interest income.

Interest Expense

	Combined	Predecessor
(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$87	$59	$28	47%

The increase in interest expense in the six months ended June 30, 2008 in comparison to the same period in 2007 resulted principally from higher debt outstanding with higher interest rates in 2008 than in 2007.   Average debt outstanding increased $488 million or 45 percent to fund the Flexsys Acquisition, as only a portion of debt utilized to acquire Flexsys was incurred prior to the end of the first quarter of 2007, and our emergence from Chapter 11 on the Effective Date.  The higher interest rates are a result of a changed interest rate profile of our debt structure due to the replacement of the DIP credit facility with the Financing Agreements.

Reorganization Items, net

	Combined	Predecessor
(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Reorganization Items, net	$1,642	$(33)	$1,675	N.M.

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we were in reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Reorganization items incurred in the six months ended June 30, 2008 included a $104 million charge on the settlement of liabilities subject to compromise, $1,798 million gain from fresh-start accounting adjustments, and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings.  The increase in reorganization items, net as compared to the six months ended June 30, 2007 is due to the aforementioned effects of settling the liabilities subject to compromise and adopting fresh-start accounting.  In addition, professional fees increased $20 million due to the necessary support for our emergence from Chapter 11.

Income Tax Expense

	Combined	Predecessor
(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense	$215	$14	$201	N.M.

Our tax expense or benefit is affected by the mix of income and losses in the tax jurisdictions in which we operate. The income tax expense recorded for the six months ended June 30, 2008 was primarily attributable to emergence and the effect of adopting fresh-start accounting, which accounted for $203 million of the total.  The remaining $12 million of income tax expense for the six months ended June 30, 2008 was related to earnings in ex-U.S. tax jurisdictions.

We recorded income tax expense for the six months ended June 30, 2007 of $14 million, entirely attributable to earnings in ex-U.S. tax jurisdictions combined with an increase in unrecognized tax benefits.

The change in income tax expense for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily the result of the emergence in the six months ended June 30, 2008.

Upon emergence from bankruptcy, Successor has an estimated NOL of approximately $1.2 billion as of March 1, 2008.  As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our NOL in the carryforward period and do not expect to be in a cash paying tax position in relation to U.S. taxes for the foreseeable future.

Discontinued Operations

	Combined	Predecessor
(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (Decrease)

Income from Discontinued Operations, net of tax	$--	$29	$(29)	N.M.

Income from discontinued operations consists of the results of our Dequest business.  As described in Note 4 to the accompanying consolidated financial statements, on May 31, 2007, we sold Dequest to Thermphos.  Included in the results of discontinued operations in the six months ended June 30, 2007 is a gain on sale of the Dequest business of $34 million, partially offset by income taxes of $5 million.

Summary of Events Affecting Comparability

Charges and gains recorded in the six months ended June 30, 2008 and 2007 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2008 Events

Increase/(Decrease)	SAFLEX®	CPFilms	Technical Specialties	Integrated Nylon	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$36	$10	$20	$7	$1	$74	(a)
	--	--	6	--	--	6	(b)
	--	--	--	--	(3)	(3)	(c)
	1	--	--	--	--	1	(d)
Research, development and other operating expenses	--	--	--	--	(3)	(3)	(e)
Operating Income Impact	(37)	(10)	(26)	(7)	5	(75)

Other income, net	--	--	--	--	4	4	(f)
Reorganization Items, net	--	--	--	--	1,642	1,642	(g)
Pre-tax Income Statement Impact	$(37)	$(10)	$(26)	$(7)	$1,651	1,571
Income tax impact						188	(h)
After-tax Income Statement Impact						$1,383

(a)	Charges resulting from the step-up in basis of our inventory in accordance with fresh-start accounting ($74 million pre-tax and $59 million after-tax).
(b)	Charges related to the announced closure of the Ruabon Facility ($5 million pre-tax and after-tax).
(c)	Gain resulting from settlements of legacy insurance policies with insolvent insurance carriers ($3 million pre-tax and after-tax).
(d)	Restructuring costs related principally to severance and retraining costs ($2 million pre-tax and after-tax).
(e)	Gain resulting from a surplus land sale ($3 million pre-tax and after-tax).
(f)	Gain resulting from the settlement of emergence related incentive accruals ($4 million pre-tax and after-tax).
(g)
Reorganization items, net consist of the following:  $104 million charge on the settlement of liabilities subject to compromise, $1,798 million gain from fresh-start accounting adjustments, and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings ($1,642 million pre-tax and $1,439 million after-tax).

(h)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2007 Events

Increase/(Decrease)	SAFLEX®	CPFilms	Technical Specialties	Integrated Nylon	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$--	$--	$2	$--	$--	$2	(a)
Research, development and other operating expenses	--	--	--	(7)	--	(7)	(b)
Operating Income Impact	--	--	(2)	7	--	5

Other income, net	--	--	--	--	21	21	(c)
Loss on debt modification	--	--	--	--	(7)	(7)	(d)
Reorganization Items, net	--	--	--	--	(33)	(33)	(e)
Pre-tax Income Statement Impact	$--	$--	$(2)	$7	$(19)	(14)
Income tax impact						(1)	(f)
After-tax Income Statement Impact						$(13)

(a)	Charge resulting from the step-up in basis of Flexsys’ inventory in accordance with purchase accounting in the second quarter ($2 million pre-tax and $1 million after-tax).
(b)	Gain resulting from a surplus land sale ($7 million pre-tax and after-tax – see note (f) below).
(c)	Settlement gain, net of legal expenses in the second quarter ($21 million pre-tax and after-tax – see note (f) below).
(d)
We recorded a charge of approximately $7 million (pre-tax and after-tax – see note (f) below) in the first quarter to record the write-off of debt issuance costs and to record the DIP facility modification.

(e)
Reorganization items, net consist of the following:  $32 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings; $3 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court; offset by a $2 million gain realized from a claim settlement ($33 million pre-tax and after-tax – see note (f) below).

(f)
With the exception of item (a) above, which related to operations not in reorganization, the above items were considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to our Chapter 11 bankruptcy filing.

Financial Condition and Liquidity

On the Effective Date, we entered into Financing Agreements to borrow up to $2.05 billion from the Lenders.  The proceeds from the Financing Agreements were used to (i) repay the DIP credit facility, (ii) retire Solutia Services International S.C.A./Comm. V.A.’s (“SSI”) Facility Agreement due 2011, (iii) retire the Flexsys term loan and revolving credit facility due 2012, (iv) pay certain secured and administrative claims, and (v) provide additional liquidity for operations.  The Financing Agreements consist of (i) a $450 million senior secured asset-based revolving credit facility which is comprised of a U.S Facility and a Belgium Facility (“Revolver”), (ii) a $1.2 billion senior secured term loan facility (“Term Loan”) and (iii) a $400 million senior unsecured bridge facility (“Bridge”).  A further description of the Financing Agreements and copies thereof are contained in our Current Report on Form 8-K filed with the SEC on March 4, 2008.

In the second quarter of 2008, our Form S-3 shelf registration statement with the SEC became effective which allows us at any time and from time to time, in one or more offerings, to sell the debt and equity securities described therein of up to $600 million.  We expect to use the net proceeds from the sale of our debt and equity securities for the repayment of indebtedness, to finance acquisitions or for general corporate and working capital purposes. We may invest the net proceeds temporarily or apply them to repay short-term or revolving debt until we use them for their stated purpose.

Cash Flow

	Combined	Predecessor
(dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)

Continuing Operations
Cash used in operating activities	$(438)	$(114)	$(324)
Cash used in investing activities	(28)	(180)	152
Cash provided by financing activities	339	304	35

The increased usage of cash from operating activities compared to the six months ended June 30, 2007 is primarily related to payments for our emergence from Chapter 11 during 2008 of $375 million along with a seasonal build up in working capital, partially offset by lower contributions to the domestic pension plan.  Included in the $375 million of usage related to emergence is $221 million of proceeds from the rights offering that is classified as restricted cash or plan assets of our domestic other postretirement plans in the current period.  These funds will be used to fund certain future other postretirement benefits payments, environmental remediation activities and other legacy related payments.

The lower usage of cash from investing activities in the six months ended June 30, 2008 as compared to the same period in 2007 is due to the Flexsys Acquisition in 2007 for $115 million, in contrast to the cash generated by the sale of our corporate headquarters building in 2008 for $43 million.

The increase in cash provided by financing activities in the six months ended June 30, 2008 is primarily the result of cash received of $2.05 billion from the Financing Agreements and the Creditor Rights Offering, partially offset by payments of $1.72 billion to (i) repay the DIP credit facility, (ii) retire SSI’s Facility Agreement due 2011, (iii) retire the Flexsys term loan and revolving credit facility due 2012, (iv) pay certain secured and administrative claims, (v) retire the debt related to our corporate headquarters building, and (vi) provide additional liquidity for operations.  The cash provided by financing activities in the six months ended June 30, 2007 resulted primarily from $325 million of additional borrowings from our DIP credit facility and $41 million of net borrowings under the Flexsys term loan and revolving credit facility, partially offset by a pay down of $53 million to the DIP credit facility from the proceeds of the Dequest sale.

Working Capital

	Successor	Predecessor
(dollars in millions)	June 30, 2008	December 31, 2007	Increase (Decrease)

Continuing Operations
Current assets	$1,588	$1,224
Current liabilities	758	1,621
Working Capital	$830	$(397)	$1,227

Our working capital increased primarily as a result of the payoff of our DIP credit facility on the Effective Date, the elimination of the LIFO reserve in accordance with fresh-start accounting and seasonal increases in working capital, partially offset by a decrease in cash to fund our emergence from Chapter 11.  In addition to seasonality, inventories and accounts payable each increased due to higher raw material costs and the effects of the weaker U.S. dollar versus relevant currencies.  Accounts receivable increased in conjunction with us consistently raising prices in reaction to a rising raw material trend along with a similar affect attributable to a weaker U.S. dollar.

Debt and Liquidity

Total debt of $1,803 million as of June 30, 2008 decreased by $197 million as compared to $2,000 million at December 31, 2007, including $659 million subject to compromise and $1,341 million not subject to compromise.  This decrease in total debt resulted from the settlement of debt subject to compromise through stock and cash settlements and the retirement of all debt facilities not subject to compromise at December 31, 2007.  The payments were funded by the Financing Agreements and the sale of our corporate headquarters building in the second quarter 2008 for $43 million.

The weighted average interest rate on our total debt outstanding was approximately 9.6 percent and 7.9 percent at June 30, 2008 and December 31, 2007, respectively.  The increase is due to higher interest rates on the Financing Agreements to fund our emergence from Chapter 11.

At June 30, 2008, our total liquidity was $242 million in the form of $195 million of availability under the Revolver and $47 million of cash on-hand.  In comparison, our total liquidity at December 31, 2007 was $428 million in the form of $152 million of availability under the DIP credit facility, $103 million of availability under the Flexsys Debt Facility and $173 million of cash on-hand.   Based upon current and anticipated levels of operations during the fiscal year, we believe that our liquidity and capital resources will be sufficient to maintain our normal operations at current levels.

Pension Funding

According to current IRS funding rules, we will be required to make approximately $54 million in pension contributions to our U.S. qualified pension plan in 2008.  Approximately $26 million of these required 2008 contributions were made in the six months ended June 30, 2008.  We also expect to be required to fund approximately $5 million in pension contributions to our foreign pension plans in 2008.

Contingencies

See Note 10 to the accompanying consolidated financial statements for a summary of our contingencies as of June 30, 2008.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the six months ended June 30, 2008 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” as presented in our Form 10-K, as re-casted and filed with the SEC in a form 8-K on July 25, 2008, to reflect our segment reporting change as described in Note 13 to the accompanying consolidated financial statements.

Item 4.  CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries that is required to be included in our periodic SEC filings.  The Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that we record, process, summarize, and report the required disclosure information within the specified time periods.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings Resolved in Our Chapter 11 Process

Certain adversary proceedings and claim objections, as summarized in our 2007 Form 10-K as Citigroup Global Markets, et al. Adversary Proceeding, JPMorgan Adversary Proceeding, Equity Committee Adversary Proceeding Against Monsanto and Pharmacia, and Dispute Regarding Proof of Claim of Bank of New York, were resolved as part of our emergence from Chapter 11 through the distributions made under the Plan, or with the establishment of a disputed claim reserve from which future New Common Stock distributions will be made. Further, with respect to the matter captioned as Savings and Investment Plan Litigation in the 2007 Form 10-K, in December 2007, the parties to the Savings and Investment Plan bankruptcy claim and litigation reached a global settlement of all outstanding issues and subsequently entered into a formal settlement agreement to that effect.  The amount of the settlement to be paid in New Common Stock is less than the $15 million disputed claims reserve established for such matter.  The United States District Court, Southern District of New York has tentatively approved the settlement and has scheduled a fairness hearing for September 17, 2008 for final confirmation. In connection with the settlement, the Department of Labor has provided notice it will take no further action arising out of its investigation of the Savings and Investment Plan (captioned in the 2007 Form 10-K as Department of Labor Investigation of Solutia Inc. Savings and Investment Plan), pending final confirmation of the settlement.

Legal Proceedings Ongoing Post-Chapter 11

The following is a summary of legal proceedings in which there have been developments since our last periodic filing and which, if resolved unfavorably, could have a material adverse effect on our consolidated liquidity and profitability.  Certain of these matters relate to Flexsys, which became a 100% owned subsidiary on May 1, 2007 upon our acquisition of the 50% interest owned by Akzo Nobel.  All claims in these litigation matters regard alleged conduct occurring while Flexsys was a joint venture of Solutia and Akzo Nobel, and any potential damages in these cases would be evenly apportioned between Solutia and Akzo Nobel.

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

Legal Proceedings in the United States

The ITC-1 proceeding.  In February 2005, Flexsys filed a complaint with the U.S. International Trade Commission ("ITC"), requesting that the ITC initiate an investigation against Sinorgchem Co. Shangdong, a Chinese entity ("Sinorgchem"), Korea Kumho Petrochemical Company, a Korean company ("KKPC"), and third party distributors of Sinorgchem.  Flexsys claims that the process Sinorgchem uses to make 4-ADPA and 6PPD, its sale of 6PPD for importation into the United States, and Sinorgchem's sale of 4-ADPA to KKPC and KKPC's importation of 6PPD into the United States are covered by Flexsys’ patents.  Accordingly, Flexsys requested that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities.  In February 2006, an Administrative Law Judge ("ALJ") of the ITC determined that Flexsys’ patents were valid, that the process used by Sinorgchem to make 4-ADPA and 6PPD was covered by Flexsys’ patents, and that Sinorgchem and its distributor, but not KKPC, had violated section 1337 of the U.S. Tariff Act.  In July 2006, the ITC substantially upheld the ALJ's decision on the basis of literal infringement, and subsequently issued a limited exclusion order against Sinorgchem and its distributor prohibiting them from importing 4-ADPA and 6PPD manufactured by Sinorgchem into the United States.

Sinorgchem appealed the ITC decision to the United States Court of Appeals for the Federal Circuit. On December 21, 2007, a three-judge panel of the Federal Circuit overruled the ITC’s finding that Sinorgchem had literally infringed Flexsys’ patent and remanded the matter to the ITC to determine whether Sinorgchem’s processes infringe Flexsys’ patent on other grounds set forth by Flexsys.  The limited exclusion order was lifted, and the matter is currently before the ALJ for consideration of the infringement claim on these other grounds.

The ITC-2 proceeding.  In May 2008, Flexsys filed a second complaint with the ITC, requesting that the ITC initiate an investigation against Sinorgchem, KKPC, Kumho Tire Co. Inc., and Kumho Tire USA, Inc.  Flexsys’ complaint requests that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities. The May 2008 ITC complaint alleges that Sinorgchem violated Flexsys’ patents for producing intermediate materials used to make 4-ADPA.  The ITC formally instituted an investigation pursuant to this complaint on July 3, 2008.

      In re Rubber Chemicals Antitrust Litigation.  In April 2006, KKPC filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code.  This matter was subsequently transferred to the United States District Court, Northern District of California.  The court dismissed KKPC’s initial complaint, but granted KKPC the right to refile an amended complaint, which KKPC filed in September 2007.  Flexsys filed a motion to dismiss the amended complaint, which was granted in part, and denied in part.  Specifically, the court dismissed all pending antitrust claims against Flexsys, but did not dismiss two state law claims for unfair competition and tortious interference.  The court granted KKPC the right to refile another amended complaint, which KKPC filed in April 2008.  Flexsys moved to dismiss the latest amended complaint and the motion is pending.

Legacy Tort Litigation

Pursuant to the Monsanto Settlement Agreement, Monsanto is responsible to defend and indemnify Solutia for any Legacy Tort Claims as that term is defined in the agreement, while Solutia retains responsibility for tort claims arising out of exposure occurring after the Solutia Spin-off.  Solutia has been named as a defendant in the following action and has tendered the matter to Monsanto as a Legacy Tort Claim.  Solutia would potentially be liable with respect to such matter to the extent it relates to post Solutia Spinoff exposure or such matter is not within the meaning of "Legacy Tort Claims" within the Monsanto Settlement Agreement.

Escambia County, Florida Litigation. On June 6, 2008, a group of approximately 50 property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia, and the plant manager at Solutia's Pensacola plant.  The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and allegedly continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination, and (2) remediation of the alleged contamination in the waterways.

Cash Balance Plan Litigation

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

By consent of the parties, the court certified a class with respect to the Pension Plan on plaintiffs’ claim that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55.  Summary judgment motions were filed in the case on July 11, 2008, and are currently pending.  A trial, if necessary, would be expected to occur in late 2008.

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

In connection with the Plan of Reorganization process, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon emergence from bankruptcy.  We filed projected financial information with the Bankruptcy Court most recently on October 22, 2007 and furnished it to the SEC, and as part of the disclosure statement approved by the Bankruptcy Court.  The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks.  Our actual results will vary from those contemplated by the projections for a variety of reasons, including the fact that given our recent emergence from bankruptcy we have adopted the provisions of AICPA SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), regarding fresh-start accounting.  As indicated in the disclosure statement, the projections applied fresh-start accounting provisions.  However, these projections were limited by the information available to us as of the date of the preparation of the projections.  Therefore variations from the projections may be material.  The projections have not been incorporated by reference into this report and neither these projections nor any version of the disclosure statement should be considered or relied upon in connection with the purchase of our New Common Stock.

Because our consolidated financial statements reflect fresh-start accounting adjustments made upon emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Plan of Reorganization, financial information in our future financial statements will not be comparable to our financial information from prior periods.

Upon our emergence from Chapter 11, we adopted fresh-start accounting in accordance with SOP 90-7, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, using the purchase method of accounting for business combinations.  We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid.  The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment.  In addition, under fresh-start accounting the accumulated deficit has been eliminated.  In addition to fresh-start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan of Reorganization.  Thus, our future statements of financial position and statements of operations data will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations data for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the reorganization. The lack of comparable historical information may discourage investors from purchasing our New Common Stock.

ITEM 6.  EXHIBITS

See the Exhibit Index at page 52 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC.
(Registrant)

/s/ TIMOTHY J. SPIHLMAN
(Vice President and Controller)
(On behalf of the Registrant and as
Principal Accounting Officer)

Dated: July 30, 2008

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of Solutia Inc. (incorporated by reference to Exhibit 3.1 to Solutia's Form 8-K filed on March 4, 2008)
3.2	Amended and Restated Bylaws of Solutia Inc. (incorporated by reference to Exhibit 3.2 to Solutia's Form 8-K filed on March 4, 2008)
10.1	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Security Agreement (ABL)
10.2	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Security Agreement (Term)
10.3	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Guarantee Agreement (ABL)
10.4	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Guarantee Agreement (Term)
10.5	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Guarantee Agreement (Bridge)
10.6	Intercreditor Agreement Joinder dated as of May 5, 2008
10.7	Solutia Inc. Savings and Investment Restoration Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002