Form 10-Q
period 2008-09-30
SOLUTIA INC
filed 2008-10-30
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-13255
SOLUTIA INC.
(Exact name of registrant as specified in its charter)

DELAWARE	43-1781797

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 MARYVILLE CENTRE DRIVE, P.O. BOX 66760, ST. LOUIS, MISSOURI	63166-6760

(Address of principal executive offices)	(Zip Code)
(314) 674-1000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	September 30, 2008
Common Stock, $0.01 par value	94,343,610 shares

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007

Net Sales	$587	$454
Cost of goods sold	432	342

Gross Profit	155	112
Selling, general and administrative expenses	76	59
Research, development and other operating expenses, net	3	6

Operating Income	76	47
Interest expense (a)	(39)	(20)
Other income, net	4	2
Reorganization items, net	—	(152)

Income (Loss) from Continuing Operations Before Income Tax Expense	41	(123)
Income tax expense	17	11

Income (Loss) from Continuing Operations	24	(134)
Income (Loss) from Discontinued Operations, net of tax	(31)	23

Net Loss	$(7)	$(111)

Basic and Diluted Loss per Share:
Income (Loss) from Continuing Operations	$0.32	$(1.28)
Income (Loss) from Discontinued Operations	(0.41)	0.22

Net Loss	$(0.09)	$(1.06)

(a)	Predecessor excludes unrecorded contractual interest expense of $8 in the three months ended September 30, 2007.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007

Net Loss	$(7)	$(111)
Other Comprehensive Income (Loss):
Currency translation adjustments	(62)	16
Unrealized loss on derivative instruments	(13)	1
Amortization of prior service gain	—	(4)
Amortization of actuarial loss	—	5

Comprehensive Loss	$(82)	$(93)

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended
	September 30,	February 29,	September 30,
	2008	2008	2007

Net Sales	$1,346	$335	$1,151
Cost of goods sold	1,065	242	859

Gross Profit	281	93	292
Selling, general and administrative expenses	165	42	155
Research, development and other operating expenses, net	4	3	17

Operating Income	112	48	120
Equity earnings from affiliates	—	—	12
Interest expense (a)	(99)	(12)	(51)
Other income, net	9	2	30
Loss on debt modification	—	—	(7)
Reorganization items, net	—	1,433	(185)

Income (Loss) from Continuing Operations Before Income Tax Expense	22	1,471	(81)
Income tax expense	17	214	24

Income (Loss) from Continuing Operations	5	1,257	(105)
Income (Loss) from Discontinued Operations, net of tax	(58)	197	42

Net Income (Loss)	$(53)	$1,454	$(63)

Basic and Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations	$0.08	$12.03	$(1.00)
Income (Loss) from Discontinued Operations	(0.87)	1.88	0.40

Net Income (Loss)	$(0.79)	$13.91	$(0.60)

(a)	Predecessor excludes unrecorded contractual interest expense of $5 in the two months ended February 29, 2008 and $24 in the nine months ended September 30, 2007.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended
	September 30,	February 29,	September 30,
	2008	2008	2007

Net Income (Loss)	$(53)	$1,454	$(63)
Other Comprehensive Income (Loss):
Currency translation adjustments	(40)	32	19
Unrealized loss on derivative instruments	(9)	—	1
Amortization of prior service gain	—	(3)	(12)
Amortization of actuarial loss	—	2	14
Actuarial loss arising during the two months ended February 29, 2008, net of tax of $2	—	(64)	—
Prior service gain arising during the two months ended February 29, 2008	—	109	—
Fresh-start accounting adjustment	—	(30)	—

Comprehensive Income (Loss)	$(102)	$1,500	$(41)

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	Successor	Predecessor
	September 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$38	$173
Trade receivables, net of allowances of $0 in 2008 and $2 in 2007	303	293
Miscellaneous receivables	117	114
Inventories	354	268
Prepaid expenses and other assets	96	43
Assets of discontinued operations	1,167	808

Total Current Assets	2,075	1,699
Property, Plant and Equipment, net of accumulated depreciation of $40 in 2008 and $1,102 in 2007	978	619
Goodwill	511	149
Identified Intangible Assets, net	851	57
Other Assets	181	116

Total Assets	$4,596	$2,640

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$224	$180
Accrued liabilities	276	239
Short-term debt, including current portion of long-term debt	39	982
Liabilities of discontinued operations	289	294

Total Current Liabilities	828	1,695
Long-Term Debt	1,365	359
Postretirement Liabilities	415	80
Environmental Remediation Liabilities	286	56
Deferred Tax Liabilities	216	45
Other Liabilities	118	78
Liabilities Subject to Compromise	—	1,922

Commitments and Contingencies (Note 10)

Shareholders’ Equity (Deficit):
Successor common stock at $0.01 par value; (500,000,000 shares authorized, 94,391,972 shares issued in 2008)	1	—
Predecessor common stock at $0.01 par value; (600,000,000 shares authorized, 118,400,635 shares issued in 2007)	—	1
Additional contributed capital	1,469	56
Predecessor stock held in treasury, at cost, 13,941,057 shares in 2007	—	(251)
Predecessor net deficiency of assets at spin-off	—	(113)
Accumulated other comprehensive loss	(49)	(46)
Accumulated deficit	(53)	(1,242)

Total Shareholders’ Equity (Deficit)	1,368	(1,595)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,596	$2,640

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended
	September 30, 2008	February 29, 2008	September 30, 2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net income (loss)	$(53)	$1,454	$(63)
Adjustments to reconcile net income (loss) to net cash used in operations:
(Income) Loss from discontinued operations, net of tax	58	(197)	(42)
Depreciation and amortization	64	11	41
Revaluation of assets and liabilities, net of tax	—	(1,383)	—
Discharge of claims and liabilities, net of tax	—	100	—
Other reorganization items, net	—	52	185
Pension expense less than contributions	(40)	(18)	(67)
Other postretirement benefits expense less than contributions	—	(6)	(25)
Amortization of deferred debt issuance costs	10	—	2
Deferred income taxes	(22)	5	—
Equity earnings from affiliates	—	—	(12)
Other (gains) charges including restructuring expenses	67	(2)	(3)
Gain on sale of assets	(8)	—	—
Changes in assets and liabilities:
Income taxes payable	14	5	13
Trade receivables	14	(24)	(31)
Inventories	(20)	(34)	(17)
Accounts payable	21	31	15
Restricted cash to fund payment of legacy liabilities	12	—	—
Environmental remediation liabilities	(7)	(1)	—
Other assets and liabilities	17	(4)	(8)

Cash Provided by (Used in) Continuing Operations before Reorganization Activities	127	(11)	(12)
Reorganization Activities:
Establishment of VEBA retiree trust	—	(175)	—
Establishment of restricted cash for environmental remediation and other legacy payments	—	(46)	—
Payment for allowed secured and administrative claims	—	(79)	—
Professional service fees	(29)	(31)	(53)
Other reorganization and emergence related payments	(1)	(17)	(5)

Cash Used in Reorganization Activities	(30)	(348)	(58)

Cash Provided by (Used in) Operations — Continuing Operations	97	(359)	(70)
Cash Provided by (Used in) Operations — Discontinued Operations	(124)	(53)	4

Cash Used in Operations	(27)	(412)	(66)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(52)	(15)	(61)
Acquisition and investment payments	(2)	—	(120)
Restricted cash	—	—	4
Investment proceeds and property disposals	53	—	7

Cash Used in Investing Activities-Continuing Operations	(1)	(15)	(170)
Cash Provided by (Used in) Investing Activities-Discontinued Operations	(27)	(14)	23

Cash Used in Investing Activities	(28)	(29)	(147)

FINANCING ACTIVITIES:
Net change in lines of credit	28	—	25
Proceeds from long-term debt obligations	—	1,600	75
Net change in long-term revolving credit facilities	(3)	190	(78)
Proceeds from stock issuance	422	250	—
Proceeds from short-term debt obligations	—	—	325
Payment of short-term debt obligations	—	(966)	(53)
Payment of long-term debt obligations	(434)	(366)	—
Payment of debt obligations subject to compromise	—	(221)	—
Debt issuance costs	(1)	(136)	(11)
Other financing activities	(2)	—	—

Cash Provided by Financing Activities	10	351	283

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45)	(90)	70
CASH AND CASH EQUIVALENTS:
Beginning of period	83	173	150

End of period	$38	$83	$220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$85	$43	$102
Cash payments for income taxes	$15	$4	$18
See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
1. Background
Nature of Operations
Solutia Inc., together with its subsidiaries, is a global manufacturer and marketer of a variety of high-performance chemical-based materials. Solutia is a world leader in performance films for laminated safety glass and after-market applications; and specialty products such as chemicals for the rubber industry, heat transfer fluids and aviation hydraulic fluids.
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
Emergence from Chapter 11 Proceedings
On February 28, 2008 (the “Effective Date”), we consummated our reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) and emerged from bankruptcy pursuant to our Fifth Amended Joint Plan of Reorganization which was confirmed by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on November 29, 2007 (the “Plan”). We and our 14 U.S. subsidiaries (the “Debtors”) had filed voluntary petitions for Chapter 11 protection on December 17, 2003 (the “Chapter 11 Case”). Our subsidiaries outside the United States were not included in the Chapter 11 filing. The filing was made to restructure our balance sheet, to streamline operations and to reduce costs, in order to allow us to continue operations as a viable going concern. The filing also was made to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the “Legacy Liabilities”) and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff.
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
On the Effective Date we entered into financing agreements to borrow up to $2.05 billion from a syndicate of lenders (the “Financing Agreements”). The Financing Agreements consisted of (i) a $450 senior secured asset-based revolving credit facility which is comprised of a U.S. Facility and a Belgium Facility (“Revolver”), (ii) a $1.2 billion senior secured term loan facility (“Term Loan”) and (iii) a $400 senior unsecured bridge facility (“Bridge”). The Bridge has subsequently been retired in full as more fully described in Note 13.
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
All estimates, assumptions, valuations, appraisals and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and the financial projections will be realized and actual results could vary materially. In accordance with generally accepted accounting principles, the preliminary allocation of the enterprise value is subject to additional adjustment within one year after emergence from bankruptcy when additional or improved information on valuations becomes available. As further described in Note 4, our Integrated Nylon reportable segment has been classified as discontinued operations during the third quarter of 2008 and the Fresh Start Consolidated Statement of Financial Position reflects this classification.
The adjustments set forth in the following Fresh Start Consolidated Statement of Financial Position in the columns captioned “Effect of Plan” and “Revaluation of Assets and Liabilities” reflect the effect of the consummation of the transactions contemplated by the Plan, including the settlement of various liabilities, securities issuances, incurrence of new indebtedness and cash payments, and the revaluation of our assets and liabilities to reflect their fair value under fresh-start accounting. The adjustments resulted in a pre-tax net effect of discharge of claims and liabilities of $(104) under the Plan and a gain of $1,801 resulting from the revaluation of our assets and liabilities, of which $212 is recognized in Income (Loss) from Discontinued Operations on the Consolidated Statement of Operations.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
The effects of the Plan and fresh-start accounting on our Consolidated Statement of Financial Position at February 29, 2008 are as follows:

	Predecessor			Revaluation of		Successor
	February 29,	Effect of		Assets and		February 29,
	2008	Plan		Liabilities		2008

ASSETS
Current Assets:
Cash and cash equivalents	$180	$(97	)(a)	$—		$83
Trade receivables, net	317	—		—		317
Miscellaneous receivables	128	(3	)(a)	(1	)(d)	124
Inventories	302	—		98	(d)	400
Prepaid expenses and other assets	56	30	(a)(b)	(5	)(d)	81
Assets of discontinued operations	863	—		218	(d)	1,081

Total Current Assets	1,846	(70)		310		2,086
Property, Plant and Equipment	629	—		406	(d)	1,035
Goodwill	150	—		370	(e)	520
Identified Intangible Assets, net	56	—		825	(d)	881
Other Assets	113	112	(a)(b)	(3	)(d)	222

Total Assets	$2,794	$42		$1,908		$4,744

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$234	$—		$—		$234
Accrued liabilities	234	17	(a)	15	(d)	266
Short-term debt, including current portion of long-term debt	1,098	(1,085	)(b)	—		13
Liabilities of discontinued operations	297	—		2	(d)	299

Total Current Liabilities	1,863	(1,068)		17		812
Long-Term Debt	386	1,410	(b)	—		1,796
Postretirement Liabilities	86	369	(a)	—		455
Environmental Remediation Liabilities	55	207	(a)	29	(d)	291
Deferred Tax Liabilities	47	(12	)(a)	194	(d)	229
Other Liabilities	83	34	(a)	7	(d)	124

Total Liabilities not Subject to Compromise	2,520	940		247		3,707

Liabilities Subject to Compromise	1,962	(1,962	)(a)	—		—

Shareholders’ Equity (Deficit):
Successor common stock at $0.01 par value	—	1	(c)	—		1
Predecessor common stock at $0.01 par value	1	—		(1	)(c)	—
Additional contributed capital	56	1,036	(c)	(56	)(c)	1,036
Predecessor stock held in treasury, at cost	(251)	—		251	(c)	—
Predecessor net deficiency of assets at spin-off	(113)	—		113	(c)	—
Accumulated other comprehensive income (loss)	(97)	127	(a)	(30	)(c)	—
Accumulated deficit	(1,284)	(100	)(c)	1,384	(c)	—

Total Shareholders’ Equity (Deficit)	(1,688)	1,064		1,661		1,037

Total Liabilities and Shareholders’ Equity (Deficit)	$2,794	$42		$1,908		$4,744

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Liabilities Subject to Compromise
Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 Case. The amounts represented our estimate of known or potential obligations to be resolved in connection with our Chapter 11 Case. The following table summarizes the components of liabilities subject to compromise included in our Consolidated Statement of Financial Position as of December 31, 2007:

Predecessor
December 31,
2007

Postretirement benefits	$664
Litigation reserves	106
Accounts payable	102
Environmental reserves	80
Other miscellaneous liabilities	311

Subtotal	1,263

Debt Subject to Compromise:
6.72% debentures due 2037	150
7.375% debentures due 2027	300
11.25% notes due 2009	223

673
Unamortized debt discount and debt issuance costs	(14)

Subtotal	659

Total Liabilities Subject to Compromise	$1,922

Reorganization Items, net
Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain or loss that we realized or incurred due to our reorganization under Chapter 11 of the U.S. Bankruptcy Code.
Reorganization items, net consisted of the following items:

	Predecessor
	Two Months	Three Months	Nine Months
	Ended	Ended	Ended
	February 29,	September 30,	September 30,
	2008	2007	2007

Discharge of claims and liabilities (a)	$(104)	$—	$—
Revaluation of assets and liabilities (b)	1,589	—	—
Professional fees (c)	(52)	(18)	(50)
Severance and employee retention costs (d)	—	(1)	(4)
Settlements of pre-petition claims (e)	—	1	3
Adjustments to allowed claim amounts (f)	—	(134)	(134)

Total Reorganization Items, net	$1,433	$(152)	$(185)

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

(b)
We revalued our assets and liabilities at estimated fair value as a result of fresh-start accounting. This resulted in a $1,801 pre-tax gain, of which $212 is recognized in Income (Loss) from Discontinued Operations on the Consolidated Statement of Operations, primarily reflecting the fair value of newly recognized intangible assets, the elimination of our LIFO reserve and the increase in the fair value of tangible property and equipment.

(c)	Professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings.

(d)
Expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court.

(e)	Represents the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded.

(f)	Adjustments to record certain pre-petition claims at estimated amounts of the allowed claims.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
We did not incur any additional reorganization items, net in the three or seven months ended September 30, 2008.
3. Significant Accounting Policies
Basis of Presentation
These financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our 2007 Annual Report on Form 10-K (“2007 Form 10-K”), as re-casted and filed with the Securities and Exchange Commission (“SEC”) in a Form 8-K on July 25, 2008 to reflect our segment reporting change as described in Note 14.
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
Reclassifications
Upon emergence, we changed the classification of certain items in our Consolidated Statement of Operations. We also reclassified prior period amounts to conform to current period presentation. These changes have no impact on net income (loss) in any period prior to or subsequent to our emergence. These reclassifications are as follows for the three and nine months ended September 30, 2007:
Marketing expenses: We reclassified $38 and $105 of expenses for the three and nine months ended September 30, 2007, respectively, previously presented separately as marketing expenses on the Consolidated Statement of Operations to selling, general and administrative expenses.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Selling, general and administrative expenses	$27	$71
Income (Loss) from Discontinued Operations	$11	$34

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Administrative expenses: We reclassified $27 and $74 of expenses for the three and nine months ended September 30, 2007, respectively, previously presented as administrative expenses on the Consolidated Statement of Operations as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Selling, general and administrative expenses	$29	$78
Research, development and other operating expenses, net	$(1)	$(2)
Income (Loss) from Discontinued Operations	$(1)	$(2)
Technological expenses: We reclassified $12 and $33 of expenses for the three and nine months ended September 30, 2007, respectively, previously presented as technological expenses on the Consolidated Statement of Operations as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Selling, general and administrative expenses	$2	$5
Research, development and other operating expenses, net	$7	$19
Income (Loss) from Discontinued Operations	$3	$9
Amortization expense: We reclassified $1 of expense for the nine months ended September 30, 2007, previously presented as amortization expense on the Consolidated Statement of Operations to selling, general and administrative expenses.
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
Inventory Valuation
Inventories are stated at cost or market, whichever is less. Actual cost is used to value raw materials and supplies. Standard cost, when it approximates actual cost, is used to value finished goods and goods in process. Variances, exclusive of unusual volume and operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials, and manufacturing overhead based on practical capacity. Prior to March 1, 2008, the cost of continuing operations related inventories in the United States, excluding supplies and the inventories of the CPFilms and rubber chemicals operations (33 percent as of December 31, 2007) was determined by the last-in, first-out (“LIFO”) method, which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods and all remaining inventories were determined by the first-in, first-out (“FIFO”) method. As of March 1, 2008, the cost of all continuing operations related inventories in the United States, excluding supplies (33 percent as of September 30, 2008) is determined by the LIFO method. The cost of inventories outside the United States, as well as supplies inventories in the United States, is determined by the FIFO method.

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
Goodwill and Intangible Assets
Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets from our adoption of fresh-start accounting. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment in the fourth quarter of each year or more frequently when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.
We test goodwill for impairment by first comparing the carrying value of each reporting unit, including goodwill, to its fair value. The fair value of the reporting unit is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of the impairment, if any. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the net fair values of recognized and unrecognized assets and liabilities of the reporting unit. We test intangible assets with indefinite lives for impairment through comparison of the fair value of the intangible asset with its carrying amount. The fair value of intangible assets with indefinite lives is determined using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows. The shortfall of the fair value below carrying value represents the amount of impairment.
Intangible assets that have finite useful lives are amortized over their determinable useful lives and assessed for impairment in accordance with our Impairment of Long-Lived Assets accounting policy. The estimated useful lives are as follows:

Estimated Useful Lives
	Successor	Predecessor

Finite-Lived Intangible Assets	5 to 27 years	5 to 25 years
On a quarterly basis, the useful lives of these assets are evaluated to determine whether events or circumstances warrant a revision to the remaining period of amortization. If an estimate of an intangible’s useful life is changed, the remaining carrying amount of the asset will be amortized prospectively over the revised remaining useful life.
Derivative Financial Instruments
In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended, all derivatives which do not qualify for exceptions under SFAS No. 133, whether designated for hedging relationships or not, are recognized in the Consolidated Statement of Financial Position at their fair value.

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
4. Discontinued Operations
Integrated Nylon Business — Held for Sale
During the three months ended September 30, 2008, we conducted a review of strategic alternatives for our Integrated Nylon business and concluded a sale of the business is probable. Accordingly, the assets and liabilities and the operating results of Integrated Nylon have been classified as discontinued operations on the consolidated financial statements. We were required to perform an impairment test of the Integrated Nylon asset group in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For purposes of testing for impairment, we estimated the fair value of this asset group by weighting certain market information and discounted cash flows that the asset group could be expected to generate over its useful life. Our test concluded that no impairment existed at September 30, 2008.
The carrying amounts of assets and liabilities from Integrated Nylon have been classified as current in the Consolidated Statement of Financial Position and consisted of the following:

	Successor	Predecessor
	September 30,	December 31,
	2008	2007

Assets:
Trade receivables, net	$185	$155
Miscellaneous receivables	11	19
Inventories	450	149
Prepaid expenses and other assets	14	9
Property, plant and equipment, net	457	433
Identified intangible assets, net	—	1
Other assets	50	35

Assets of discontinued operations	$1,167	$801

Liabilities:
Accounts payable	$143	$162
Accrued liabilities	80	58
Environmental remediation liabilities	9	5
Other liabilities	57	63

Liabilities of discontinued operations	$289	$288

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
The operating results of Integrated Nylon have been reported separately as discontinued operations, net of tax, in the Consolidated Statement of Operations for each period presented. The operating results for Integrated Nylon reflect adjustments to our LIFO Inventory reserve associated with this operating segment and interest expense associated with debt which is anticipated to be repaid with sales proceeds which had not previously been allocated to the results of this segment. In addition, certain corporate expenses and reorganization items, net are excluded from the operating results which had previously been allocated to Integrated Nylon. The net sales and income (loss) from discontinued operations are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	February 29,	September 30,
	2008	2007	2008	2008	2007

Operating results:
Net sales	$506	$507	$1,174	$318	$1,423

Income before income taxes	$(30)	$23	$(57)	$197	$14
Income tax expense	1	—	1	—	1

Income (Loss) from discontinued operations	$(31)	$23	$(58)	$197	$13

Water Treatment Phosphonates Business — Divestiture
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
Dequest was a component of the Performance Products segment (prior to segment realignment further described in Note 14) prior to the classification as discontinued operations. We recorded a gain on the sale of Dequest of $34.
Net sales and income from discontinued operations for the three and nine months ended September 30, 2007 are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Net sales	$—	$43

Income before income taxes	$—	$34
Income tax expense	—	5

Income from discontinued operations	$—	$29

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
Successor
On the Effective Date, we adopted the Solutia Inc. 2007 Management Long-Term Incentive Plan (“2007 Management Plan”). The 2007 Management Plan authorizes up to 7,200,000 shares of our common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards. The shares used may be newly issued shares, treasury shares or a combination. As of September 30, 2008, 2,861,739 shares from the 2007 Management Plan remained available for grants.
Also on the Effective Date, we adopted the Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”). The 2007 Director Plan authorizes up to 250,000 shares of our common stock for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards. The shares used may be newly issued shares, treasury shares or a combination. As of September 30, 2008, 203,840 shares from the 2007 Director Plan remained available for grants.
Stock Options
We granted options to purchase a total of 2,940,542 shares of common stock to eligible employees under the 2007 Management Plan during the seven months ended September 30, 2008. The options (i) have an exercise price of not less than 100 percent of the fair market value of the common stock on the grant date, (ii) become exercisable in three equal installments on the first, second, and third anniversary of the grant date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.
The fair value of stock options is determined at the grant date using a Black-Scholes model, which requires us to make several assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so. Due to our Chapter 11 Case, our historical volatility data and employee stock option exercise patterns were not considered in determining the volatility data and expected life assumptions. The volatility assumptions were based on (i) historical volatilities of the stock of comparable chemical companies whose shares are traded using daily stock price returns equivalent to the expected term of the options and (ii) implied volatility. The expected life of an option was determined based on a simplified assumption that the option will be exercised evenly from the time it becomes exercisable to expiration, as allowed by SEC Staff Accounting Bulletin No. 110.
The weighted-average fair value of options granted during the seven months ended September 30, 2008 was determined based on the following weighted-average assumptions:

Successor
September 30,
2008

Expected volatility	26.1%
Expected term (in years)	6
Risk-free rate	4.24%
Weighted-average grant date fair value	$5.91

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
A summary of stock option information as of September 30, 2008 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value (a)

Vested or Expected to Vest at September 30, 2008	2,724,351	$17.30	9.4	$(9)
Exercisable at September 30, 2008	66,667	$17.33	9.4	$—

(a)	Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date.
During the three and seven months ended September 30, 2008, we recognized $1 and $2 of compensation expense related to our stock options, respectively, of which, $0 and $1 are allocated to discontinued operations. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $14 as of September 30, 2008 and will be recognized as expense over a remaining weighted-average period of 5.4 years.
Restricted Stock Awards
We granted 1,506,414 shares and 46,160 shares of restricted stock awards to eligible employees under the 2007 Management Plan and to our non-employee directors under the 2007 Director Plan, respectively, during the seven months ended September 30, 2008. The weighted-average grant date fair value of restricted stock awards granted during the seven months ended September 30, 2008 was $17.21 per share.
During the three and seven months ended September 30, 2008, we recognized $3 and $6 of compensation expense related to our restricted stock awards, respectively, of which, $1 for both periods is allocated to discontinued operations. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $18 as of September 30, 2008 and will be recognized as expense over a remaining weighted-average period of 2.0 years.
6. Goodwill and Other Intangible Assets
Goodwill
As a result of applying fresh-start accounting, the Successor recorded goodwill of $520 as of February 29, 2008. During the seven months ended September 30, 2008, we realized tax benefits attributable to certain pre-emergence net operating loss carryforwards and deductible temporary differences which were fully reserved at the Effective Date by entities in the United Kingdom. Realization of these tax benefits and the reduction of valuation allowance resulted in the reduction of goodwill of $9 in accordance with SOP 90-7. Goodwill by reportable segment is as follows:

Successor
September 30,
2008

SAFLEX®	$205
CPFilms	159
Technical Specialties	147

Total	$511

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Identified Intangible Assets
Identified intangible assets are comprised of (i) amortizable customer relationships, unpatented technology, contract-based intangible assets, trade names and patents and (ii) indefinite-lived trademarks not subject to amortization. The value assigned to the identified intangible assets upon the adoption of fresh-start accounting represents our best estimates of fair value based on internal and external valuations. These intangible assets are summarized in aggregate as follows:

	Successor				Predecessor
	September 30, 2008				December 31, 2007
	Estimated				Estimated
	Useful	Gross		Net	Useful	Gross		Net
	Life in	Carrying	Accumulated	Carrying	Life in	Carrying	Accumulated	Carrying
	Years	Value	Amortization	Value	Years	Value	Amortization	Value

Amortizable intangible assets:
Customer relationships	23 to 27	$495	$(11)	$484	12	$1	$ (—)	$1
Technology	5 to 26	203	(6)	197	15 to 25	18	(1)	17
Trade names	25	13	(—)	13	16 to 25	2	(—)	2
Patents	13	5	(—)	5	5 to 10	2	(—)	2
Contract-based		—	(—)	—	5 to 20	18	(8)	10
Non amortizable intangible assets:
Trademarks		152	—	152		26	—	26

Total Identified Intangible Assets		$868	$(17)	$851		$67	$(9)	$58

During the three and seven months ended September 30, 2008, we recognized $8 and $18, respectively, of amortization expense. Amortization expense is allocated to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations as follows:

	Three Months	Seven Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Cost of goods sold	$3	$6
Selling, general and administrative expenses	$5	$12
We expect amortization expense for intangible assets to be approximately $25 in 2008 and $30 from 2009 through 2012.
7. Detail of Certain Balance Sheet Accounts

	Successor	Predecessor
	September 30,	December 31,
Inventories	2008	2007
Finished goods	$221	$188
Goods in process	48	39
Raw materials and supplies	85	76

Inventories, at FIFO cost	354	303
Excess of FIFO over LIFO cost	—	(35)

Total Inventories	$354	$268

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
In connection with the adoption of fresh-start accounting, inventories were recorded at fair value resulting in the elimination of the LIFO reserve and a step-up in basis of $67 at the Effective Date. The $67 step-up in basis was charged to Cost of Goods Sold in the Successor Consolidated Statement of Operations during the four months ended June 30, 2008.

	Successor	Predecessor
	September 30,	December 31,
Property, Plant and Equipment	2008	2007

Land	$34	$33
Leasehold improvements	7	23
Buildings	211	338
Machinery and equipment	717	1,279
Construction in progress	49	48

Total property, plant and equipment	1,018	1,721
Less accumulated depreciation	(40)	(1,102)

Total	$978	$619

	Successor	Predecessor
	September 30,	December 31,
Accrued Liabilities	2008	2007

Wages and benefits	$59	$84
Environmental remediation liabilities	34	15
Accrued income and other taxes payable	41	20
Accrued selling expenses	23	19
Accrued interest	10	24
Other	109	77

Total Accrued Liabilities	$276	$239

8. Income Taxes
Income Tax Expense
We recorded income tax expense of $17 for both the three and seven months ended September 30, 2008. We recorded income tax expense of $11 and $24 in the three and nine months ended September 30, 2007, respectively.
Our income tax expense or benefit is affected by the mix of income and losses in the tax jurisdictions in which we operate. For the three and seven months ended September 30, 2008 and the three and nine months ended September 30, 2007, our effective tax rate differs from the U.S. statutory rate because in some jurisdictions in which we experience losses, predominately the U.S., we have recorded a valuation allowance against the tax benefit.
We recorded income tax expense for the two months ended February 29, 2008 of $214 which is predominantly comprised of deferred tax expense on the revaluation of our inventory, fixed assets and identified intangible assets and income tax expense on increases in our unrecognized tax benefit liabilities recorded in conjunction with our emergence from bankruptcy and the adoption of fresh-start accounting. We also recorded income tax expense on earnings of ex-U.S. operations for the two months ended February 29, 2008. Our effective tax rate was lower than the U.S. statutory rate, predominantly due to our mix of earnings, including U.S. reorganization items, in tax jurisdictions where no tax expense is provided due to the release of valuation allowances.
Unrecognized Tax Benefits
The total amount of unrecognized tax benefits at September 30, 2008 and December 31, 2007 was $164 and $146, respectively. The increase in this amount is mainly the result of currency exchange rate fluctuations and tax positions related to events in the current year. Included in the balance at September 30, 2008 and December 31, 2007 were $66 and $50, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
We file income tax returns in the United States and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. It is reasonably possible that within the next 12 months as a result of the resolution of Federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $17 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of $0 to $8.
Net Operating Loss and Valuation Allowance
As a result of the issuance of New Common Stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code. We do not currently expect this change to significantly limit our ability to utilize our U.S. net operating loss carryforward, which we estimate to be approximately $1.2 billion on the date of emergence.
9. Restructuring Costs
On May 21, 2008, we announced the planned exit of our manufacturing facility in Ruabon, Wales, United Kingdom (the “Ruabon Facility”) within the Technical Specialties segment. We expect to cease our manufacturing at the Ruabon Facility by the end of 2008 with a final closure by the end of 2011. The decision to cease manufacturing of the three product lines at the Ruabon Facility is the result of an over-supplied market from predominantly Far Eastern producers, resulting in the Ruabon Facility no longer being cost competitive on a global scale. We expect to incur charges ranging from $45 to $60 over the next four years. Estimates of the total cost we expect to incur for each major type of cost are: (i) $17 to $22 for severance and retraining, (ii) $13 to $16 for indirect residual costs which we are contractually obligated to incur to continue providing third party operations at the site for the next two years, and (iii) $15 to $22 for other costs including clean-out and demolition costs. During the three and seven months ended September 30, 2008, $8 and $9 of restructuring costs, respectively, were recorded for the exit of the Ruabon Facility in Cost of Goods Sold. The costs were related to severance, contract termination costs related to the shutdown of one of the product lines during the current quarter and other restructuring costs.
A summary of restructuring activity during the two months ended February 29, 2008 and the seven months ended September 30, 2008 is as follows:

	Future		Other
	Contractual	Employment	Restructuring
	Payments	Reductions	Costs	Total

Predecessor
Balance at December 31, 2007	$3	$5	$—	$8
Amounts utilized	—	(1)	—	(1)
Currency fluctuations	—	1	—	1

Balance at February 29, 2008	3	5	—	8
Successor
Charges taken	3	5	2	10
Amounts utilized	(1)	(3)	(2)	(6)
Change in estimates	2	(2)	—	—

Balance at September 30, 2008	$7	$5	$—	$12

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
10. Commitments and Contingencies
Litigation
Because of the size and nature of our business, we are a party to numerous legal proceedings, those of which are potentially material, are summarized below. Most of these proceedings have arisen in the ordinary course of business and involve claims for money damages. Certain of these matters relate to Flexsys, which became a 100% owned subsidiary on May 1, 2007 upon our acquisition of the 50% interest owned by Akzo Nobel. All claims in the Flexsys antitrust and tort litigation matters described below concern alleged conduct occurring while Flexsys was a joint venture of Solutia and Akzo Nobel, and any potential damages in these cases would be evenly apportioned between Solutia and Akzo Nobel.
Except for the potential effect of an unfavorable outcome with respect to our Legacy Tort Litigation (which we believe is remote as described below), it is our opinion that the aggregate of all claims and lawsuits will not have a material adverse impact on our consolidated financial statements.
Legal Proceedings Resolved in Our Chapter 11 Process
With respect to the matter captioned as Savings and Investment Plan Litigation in the 2007 Form 10-K, in December 2007, the parties to the Savings and Investment Plan bankruptcy claim and litigation reached a global settlement of all outstanding issues and subsequently entered into a formal settlement agreement to that effect. The amount of the settlement to be paid in New Common Stock is $7 from the disputed claims reserve established for such matter. The United States District Court, Southern District of New York entered an order on September 24, 2008, which formally approved the terms of the settlement.
Legal Proceedings Ongoing Post-Chapter 11
Flexsys Patent and Related Litigation
Flexsys holds various patents covering inventions in the manufacture of rubber chemicals, including patents describing and claiming a manufacturing process for 4-aminodiphenylamine (“4-ADPA”), a key building block for the manufacture of 6PPD and IPPD, as well as a manufacturing process for 6PPD and IPPD, which function as anti-degradants and are used primarily in the manufacture of rubber tires. Flexsys is engaged in litigation in several jurisdictions to protect and enforce its patents.
Legal Proceedings in the United States
The ITC-1 proceeding. In February 2005, Flexsys filed a complaint with the U.S. International Trade Commission (“ITC”), requesting that the ITC initiate an investigation against Sinorgchem Co. Shangdong, a Chinese entity (“Sinorgchem”), Korea Kumho Petrochemical Company, a Korean company (“KKPC”), and third party distributors of Sinorgchem. Flexsys claims the process Sinorgchem uses to make 4-ADPA and 6PPD, its sale of 6PPD for importation into the United States, and Sinorgchem’s sale of 4-ADPA to KKPC and KKPC’s importation of 6PPD into the United States are covered by Flexsys’ patents. Accordingly, Flexsys requested that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities. In February 2006, an Administrative Law Judge (“ALJ”) of the ITC determined that Flexsys’ patents were valid, that the process used by Sinorgchem to make 4-ADPA and 6PPD was covered by Flexsys’ patents, and that Sinorgchem and its distributor, but not KKPC, had violated section 1337 of the U.S. Tariff Act. In July 2006, the ITC substantially upheld the ALJ’s decision on the basis of literal infringement, and subsequently issued a limited exclusion order against Sinorgchem and its distributor prohibiting them from importing 4-ADPA and 6PPD manufactured by Sinorgchem into the United States.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Sinorgchem appealed the ITC decision to the United States Court of Appeals for the Federal Circuit. On December 21, 2007, a three-judge panel of the Federal Circuit overruled the ITC’s finding that Sinorgchem had literally infringed Flexsys’ patent and remanded the matter to the ITC to determine whether Sinorgchem’s processes infringe Flexsys’ patent on other grounds set forth by Flexsys. The limited exclusion order was lifted, and the matter is currently before the ALJ for consideration of the infringement claim on these other grounds. This action involves enforcement of Flexsys’ patents, and does not involve any claims for damages against Flexsys.
The ITC-2 proceeding. In May 2008, Flexsys filed a second complaint with the ITC, requesting that the ITC initiate an investigation against Sinorgchem, KKPC, Kumho Tire Co. Inc., and Kumho Tire USA, Inc., based upon allegations that Sinorgchem violated Flexsys’ patents for producing intermediate materials used to make 4-ADPA. Flexsys’ complaint requests that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities. The ITC formally instituted an investigation pursuant to this complaint on July 3, 2008. However, in September 2008, the ALJ entered an order in favor of the respondents, thereby terminating the investigation. Flexsys has subsequently filed a petition with the ITC seeking review of the ALJ’s decision. A decision from the ITC is expected in late 2008. This action involves enforcement of Flexsys’ patents, and does not involve any claims for damages against Flexsys.
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
In re Rubber Chemicals Antitrust Litigation. In April 2006, KKPC filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code. This matter was subsequently transferred to the United States District Court, Northern District of California. The court dismissed KKPC’s initial complaint, but granted KKPC the right to refile an amended complaint, which KKPC filed in September 2007. The court dismissed the amended complaint in part, with the exception of two state law claims for unfair competition and tortious interference. The court granted KKPC the right to refile another amended complaint, which KKPC filed in April 2008. Flexsys’ motion to dismiss the latest amended complaint is pending. In the meantime, KKPC has moved the court to supplement its complaint again with additional claims. KKPC has not specified the amount of its alleged damages in its complaints, and Solutia believes the likelihood of a material judgment against Flexsys to be remote.
Legal Proceedings in Europe, Korea, and China. Various parties, including Sinorgchem and other competitors of Flexsys, have filed other, separate actions in patent courts in Europe, Korea, and China seeking to invalidate certain of Flexsys’ patents issued in those jurisdictions. Flexsys has also filed a patent infringement action in Korea to enforce its patents against KKPC. None of these cases involve claims for damages against Flexsys.
Legacy Tort Litigation
Pursuant to the Amended and Restated Settlement Agreement dated February 28, 2008, entered into by Solutia and Monsanto in connection with our emergence from Chapter 11 (the “Monsanto Settlement Agreement”), Monsanto is responsible to defend and indemnify Solutia for any Legacy Tort Claims as that term is defined in the agreement, while Solutia retains responsibility for tort claims arising out of exposure occurring after the Solutia Spinoff. Solutia and Flexsys have been named as defendants in the following actions, and have tendered the matters to Monsanto as Legacy Tort Claims. Solutia and Flexsys would potentially be liable with respect to these matters to the extent they relate to post Solutia Spinoff exposure or such matters are not within the meaning of “Legacy Tort Claims” within the Monsanto Settlement Agreement.
Upon assessment of the terms of the Monsanto Settlement Agreement and other defenses available to us, we believe the probability of an unfavorable outcome on these matters is remote and, accordingly, we have not recorded a loss contingency. Nonetheless, if it were subsequently determined these matters are not within the meaning of “Legacy Tort Claims,” as defined in the Monsanto Settlement Agreement, or other defenses to us were unsuccessful, it is reasonably possible we would be liable for an amount which cannot be estimated but which could have a material adverse effect on our consolidated financial statements.

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
Beginning in February 2008, Flexsys, Monsanto, Pharmacia, Akzo Nobel and another third party were named as defendants in approximately seventy-five individual lawsuits, and Solutia was named in two individual lawsuits, filed in Putnam County, West Virginia, by residents of that county. The largely identical complaints allege that the residents were exposed to potentially harmful levels of dioxin particles from the Nitro facility. Plaintiffs did not specify the amount of their alleged damages in their complaints.
Escambia County, Florida Litigation. On June 6, 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia, and the plant manager at Solutia’s Pensacola plant. The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and allegedly continuing releases of PCBs from the Pensacola plant. The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination, and (2) remediation of the alleged contamination in the waterways. Plaintiffs did not specify the amount of their alleged damages in their complaints.
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
By consent of the parties, the court certified a class with respect to the Pension Plan on plaintiffs’ claim that the Pension Plan discriminated against employees on the basis of their age by only providing interest credits on prior plan accounts through age 55. Summary judgment motions have been filed in the case, and are currently pending.

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
We filed this litigation against INEOS in December 2006 for breach of the LTA with respect to such termination costs. On June 4, 2008, SOCAN submitted an amended claim to the Court, clarifying and amending SOCAN’s damages claim against INEOS based on actual costs incurred in connection with the cessation of operations. SOCAN’s revised claim alleges approximately $40 in unpaid damages. INEOS has filed a cross-demand against SOCAN for $1, alleging SOCAN improperly charged INEOS on its October and November 2006 invoices for items which INEOS claims are not actual direct or indirect costs under the LTA. Discovery is expected to conclude in late 2008. No trial date has been scheduled, but Solutia does not believe a trial will likely occur prior to 2010.
Concluded matters
The matters referred to in our 2007 Form 10-K and Form 10-Q for the period ended March 31, 2008, as the Ferro Antitrust Investigation and the Texas Commission on Environmental Quality Administrative Enforcement Proceeding have concluded pursuant to the terms described in those filings, and are no longer deemed pending contingencies. In the third quarter of 2008, the litigation matter captioned Savings and Investment Plan Litigation concluded and is no longer deemed a pending contingency.
Environmental Liabilities
In the ordinary course of business, we are subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current facilities, properties adjacent to our current facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Under some circumstances, the scope of our liability may extend to damages to natural resources. In almost all cases, our potential liability arising from historical contamination is based on operations and other events occurring at our facilities or as a result of their operation prior to the Solutia Spinoff.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Further, under terms of the Monsanto Settlement Agreement and our Plan of Reorganization, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois which were incurred prior to the Solutia Spinoff (the “Shared Sites”). Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from the Effective Date up to a total of $325. Thereafter, if needed, we and Monsanto will share responsibility equally. The effect of the Monsanto Settlement Agreement and the Plan of Reorganization, along with the application of fresh-start accounting, was an increase in our environmental reserve at the Effective Date of $257. To partially fund our environmental liabilities, a portion of the proceeds from stock issued by us on the Effective Date was set aside and restricted for this purpose. As of September 30, 2008, $34 of these proceeds remains available to fund future allowable environmental expenditures.
Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Statement of Financial Position. These reserves include liabilities expected to be paid out within approximately 15 - 20 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are summarized below:

Total

Predecessor
Balance at December 31, 2007	$71
Charges taken	257
Amounts utilized	(1)
Currency fluctuations	—

Balance at February 29, 2008	327
Successor
Charges taken	6
Amounts utilized (a)	(12)
Currency fluctuations	(1)

Balance at September 30, 2008	$320

Environmental Remediation Liabilities, current	$34
Environmental Remediation Liabilities, long-term	286

Balance at September 30, 2008	$320

(a)	For the seven months ended September 30, 2008, allowable expenditures of $12 were reimbursed to us by a special purpose entity established with proceeds of stock issued by us on the Effective Date.
In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Statement of Financial Position. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. These matters involve significant unresolved issues, including the interpretation of applicable laws and regulations, the outcome of negotiations with regulatory authorities and alternative methods of remediation. Because of these uncertainties, the potential liability for existing environmental remediation may range up to two times the amount recorded.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Except as noted below, we believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our Consolidated Statement of Financial Position, but could have a material adverse effect on Consolidated Statement of Operations in any given period. Our significant sites are described in more detail below:
Anniston, Alabama: On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform residential cleanup work and a remedial investigation/feasibility study (RI/FS) as a result of PCB contamination from our Anniston plant, among other things, committed prior to the Solutia Spinoff. The residential cleanup is proceeding and should be completed within the next two years. Some level of remediation of non-residential properties and creek floodplains and/or sediment will be required in the future and we have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort required by various governmental organizations and using estimated costs associated with similar remediation projects. We may recover some of our investigation and remediation costs from other potentially responsible parties (PRPs) against whom we filed a cost recovery action in July, 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at September 30, 2008 does not incorporate this potential reimbursement. State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage but have yet to undertake an assessment as to the nature and extent of such damages. As of September 30, 2008, we have accrued $120 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the final cost liability. Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (USEPA), and a consent decree is negotiated and entered by the court to cover the selected remediation, which will take several years.
Sauget, Illinois: A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois. Areas of contamination from these industrial operations have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites. We are conducting a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999. Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after we complete the RI/FS, a Record of Decision is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation, which is expected within the next two years. We have an agreement with two other PRPs to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites. We, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000. We are conducting the RI/FS with other PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs. An interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002, and the RI/FS was submitted in early 2008. We anticipate that USEPA will issue a Record of Decision sometime in late 2009 or early 2010. Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs. Our best estimate of the ultimate cost of all corrective measures that will be required at the Sauget, Illinois area is $82 which we have accrued as of September 30, 2008.
W. G. Krummrich Site: We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant. We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed. Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases with the final remediation approach and timing for some of the corrective measures being determined only after investigation and pilot testing phases are completed. Our best estimate of the ultimate cost of all corrective measures that will be required at the W.G. Krummrich Site is $27 which we have accrued as of September 30, 2008.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff. Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $91 which we have accrued as of September 30, 2008.
11. Fair Value of Financial Instruments
We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and liabilities which has been deferred until January 1, 2009 by FASB Staff Position 157-2, Effective Date of Statement 157. Other than new disclosure, there was no impact to our consolidated financial statements upon adoption of SFAS No. 157.
In accordance with SFAS No. 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements at September 30, 2008
		Quoted Prices in Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Derivatives — Commodities (a)	$2	$—	$2	$—
Derivatives — Interest Rates (b)	2	—	2	—
Derivatives — Foreign Exchange (c)	1	—	1	—

Total	$5	$—	$5	$—

Liabilities:
Derivatives — Commodities (a)	$6	$—	$6	$—
Derivatives — Interest Rates (b)	4	—	4	—
Derivatives — Foreign Exchange (c)	7	—	7	—

Total	$17	$—	$17	$—

(a)
Includes commodity forward contracts which are valued using a pricing model with inputs that are observable in the market, such as quoted forward prices of commodities, or that can be derived from or corroborated by observable market data.

(b)	Includes interest rate caps and swaps which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

(c)
Includes foreign currency forward and options contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
12. Pension Plans and Other Postretirement Benefits
During our Chapter 11 Case, we amended our U.S. qualified pension plan in 2004 and 2005 to cease future benefit accruals for union and non-union participants, respectively, in these plans which eliminated service costs for benefits earned as a pension benefit cost. Furthermore, we amended our U.S. postretirement plan in accordance with the Plan for retiree participants and established a VEBA retiree trust at the Effective Date. The postretirement plan amendment, which became effective on the Effective Date, reduces the eligible charges covered by the postretirement plan and establishes a lifetime maximum benefit. This action resulted in a curtailment of the U.S. postretirement plan, as defined by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), due to the changes in medical benefits provided to retiree participants in our U.S. postretirement plan. The net result of this action was a $109 gain recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position as of February 29, 2008. As described in Note 2, upon the adoption of fresh-start accounting, the balance in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position was reduced to zero and charged to Reorganization Items, net. The VEBA retiree trust, valued at $195 as of February 29, 2008 as funded by proceeds from the sale of New Common Stock and a contribution of the retirees’ allowed unsecured claim, effectuates defeasance of a substantial amount of the remaining healthcare and other benefits liabilities assumed by us at the Solutia Spinoff.
Components of Net Periodic Benefit Cost
For the three months ended September 30, 2008 and 2007, the two months ended February 29, 2008 and the seven and nine months ended September 30, 2008 and 2007, respectively, our pension and healthcare and other benefit costs, which are recognized in continuing and discontinued operations, were as follows:

	Pension Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	February 29,	September 30,
	2008	2007	2008	2008	2007

Service costs for benefits earned	$2	$2	$3	$1	$4
Interest costs on benefit obligation	17	17	40	12	51
Assumed return on plan assets	(16)	(19)	(41)	(13)	(54)
Actuarial net loss	—	4	—	2	9
Settlement charge	—	—	—	1	—

Total	$3	$4	$2	$3	$10

	Healthcare and Other Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	February 29,	September 30,
	2008	2007	2008	2008	2007

Service costs for benefits earned	$1	$1	$3	$1	$3
Interest costs on benefit obligation	4	7	9	4	19
Assumed return on plan assets	(2)	—	(4)	—	—
Prior service credits	—	(4)	—	(3)	(12)
Actuarial (gain) loss	(1)	1	(1)	—	5

Total	$2	$5	$7	$2	$15

Settlements
We recorded a pension settlement charge of $1 in the two months ended February 29, 2008 resulting from the significant amount of lump sum distributions from our Belgium retirement plan.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Employer Contributions
According to IRS funding rules, we will make approximately $57 in pension contributions to our U.S. qualified pension plan in 2008. We made $19 and $31 of these required 2008 contributions during the two months ended February 29, 2008 and seven months ended September 30, 2008, respectively. We also expect to be required to fund approximately $5 in pension contributions to our foreign pension plans in 2008.
13. Debt Obligations
Our long-term debt consisted of the following as of September 30, 2008 and December 31, 2007:

	Successor	Predecessor
	September 30,	December 31,
	2008	2007

Senior secured term loan facility due 2014	$1,191	$—
Senior secured asset-based revolving credit facility due 2013	186	—
Facility Agreement due 2011	—	231
Flexsys term loan due 2012	—	76
Flexsys revolving credit facility due 2012	—	47
6.72% debentures due 2037	—	150
7.375% debentures due 2027	—	300
11.25% notes due 2009	—	223
Maryville notes due 2022	—	20

Total principal amount	1,377	1,047
Unamortized net discount (a)	—	—

	1,377	1,047
Less current portion of long-term debt	(12)	(15)
Less debt subject to compromise (Note 2)	—	(673)

Total	$1,365	$359

(a)	Unamortized net discount of $14 as of December 31, 2007 is included in liabilities subject to compromise, as further described in Note 2.
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
The Financing Agreements consisted of (i) a $450 senior secured asset-based revolving credit facility which is comprised of a U.S Facility and a Belgium Facility (“Revolver”), (ii) a $1.2 billion senior secured term loan facility (“Term Loan”) and (iii) a $400 senior unsecured bridge facility (“Bridge”). In the third quarter 2008, proceeds from the sale of 33,021,976 shares of common stock were used to fully repay our Bridge.
The Revolver bears interest, at our option, at LIBOR or the prime rate plus an applicable margin. As of September 30, 2008, the applicable margin for the LIBOR and prime rate loans in the Revolver are 2.00 percent and 1.00 percent, respectively. The Term Loan bears interest at LIBOR, with a floor of 3.50 percent through the fourth anniversary of the Effective Date, plus 5.00 percent. Of the amount outstanding on the Term Loan at September 30, 2008, $900 is protected by a LIBOR cap of 4.25 percent until April 2010. Interest for the Revolver and Term Loan is payable (i) with respect to LIBOR loans, on the last day of each relevant interest period (defined as one, two, three or six months or any longer period available to all Lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period, and (ii) with respect to prime rate loans, quarterly in arrears.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Business Enterprises Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc., Solutia Systems, Inc., Beamer Road Management Company, S E Investment LLC and future subsidiaries as defined by the Financing Agreements, subject to certain exceptions (the “Guarantors”) are guarantors of our obligations under the Financing Agreements. The Financing Agreements and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets.
We are required to make mandatory repayments of the Financing Agreements in connection with asset sales, equity issuance and certain other events subject to certain exceptions. We are required to pay 1 percent of the principal of the Term Loan annually via quarterly payments. In addition, on an annual basis and subject to our leverage position at December 31st of each year, we are required to repay the Term Loan with a portion of excess cash flow generated during the year as defined in the Financing Agreements. If net leverage is less than 3.0x or greater than or equal to 3.0x, then we are required to repay 25 percent or 50 percent, respectively, of excess cash flow generated during the year. Excess cash flow is generally defined as EBITDA less interest, capital expenditures, taxes, and amortization of debt, plus or minus working capital changes and other adjustments. Any portion of the Term Loan that is repaid through mandatory prepayments or voluntarily repaid may not be reborrowed. Furthermore, voluntary prepayments or amendments to the Term Loan are subject to a prepayment premium or fee of 3 percent of the principal amount prepaid or principal amount outstanding, respectively, prior to the first anniversary of the Effective Date, 2 percent after the first anniversary and prior to the second anniversary of the Effective Date and 1 percent after the second anniversary and prior to the third anniversary of the Effective Date. We are not subject to any prepayment premiums or fees for amendments after the third anniversary of the Effective Date.
The Financing Agreements include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt. The financial covenants are (i) total leverage ratio, (ii) fixed charge coverage ratio and (iii) a capital expenditure cap as defined by the Financing Agreements. We were in compliance with all applicable covenants as of September 30, 2008.
Maryville Notes
On June 24, 2008, we completed the sale and leaseback of our corporate headquarters for $43 and repaid the balance outstanding on the Maryville Notes from the sale proceeds.
14. Segment Data
We are a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications. Prior to the first quarter of 2008, we managed our businesses in the following four operating segments: CPFilms, Other Performance Products (“OPP”), Rubber Chemicals and Integrated Nylon. As allowed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the CPFilms, OPP and Rubber Chemicals operating segments were aggregated into one reportable segment titled Performance Products. In the first quarter of 2008, we realigned the OPP operating segment whereby SAFLEX® was disaggregated and evaluated discretely and the aviation and heat transfer products were combined with the Rubber Chemicals business and titled Technical Specialties. These changes were made to accommodate the revised reporting requirements of our chief operating decision maker. Concurrent with this realignment, we ceased the aggregation of the above operating segments into the Performance Products reportable segment and initiated reporting the operating segments separately. In the third quarter of 2008, we classified our Integrated Nylon business as discontinued operations as described in Note 4. Therefore, beginning in the third quarter of 2008, we report our businesses consistent with our three operating segments: SAFLEX®, CPFilms and Technical Specialties.

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
The performance of our operating segments is evaluated based on segment profit, defined as earnings before interest expense, income taxes, depreciation and amortization, and reorganization items, net (“EBITDA”). Prior to the first quarter of 2008, segment profit was defined as earnings before interest expense and income taxes (“EBIT”). Segment profit includes selling, general and administrative, research, development and other operating expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment. Certain operations, expenses and other items that are managed outside the reportable segments are reported as Unallocated and Other. Unallocated and Other is comprised of corporate expenses, adjustments to our LIFO valuation reserve, equity earnings from affiliates, other income and expense items, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the reportable segments in addition to operating segments that do not meet the quantitative threshold for determining reportable segments. All prior periods have been retroactively presented for the changes in reportable segments and measurement of segment profit. There were no inter-segment sales in the periods presented below.
Segment data for the three months ended September 30, 2008 and 2007, the two months ended February 29, 2008 and the seven and nine months ended September 30, 2008 and 2007, respectively are as follows:

	Successor		Predecessor
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2008		2007
	Net	Profit	Net	Profit
	Sales	(Loss)	Sales	(Loss)

Reportable Segments:
SAFLEX®	$221	$35	$173	$27
CPFilms	63	15	59	14
Technical Specialties	294	74	214	44

Reportable Segment Totals	578	124	446	85
Unallocated and Other	9	(16)	8	(20)

Total	587	108	454	65

Reconciliation to Consolidated Totals:
Depreciation and amortization		(28)		(16)
Interest expense		(39)		(20)
Reorganization items, net		—		(152)
Consolidated Totals:

Net Sales	$587		$454

Income (Loss) from Continuing Operations Before Income Taxes		$41		$(123)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Successor		Predecessor
	Seven Months		Two Months		Nine Months
	Ended		Ended		Ended
	September 30,		February 29,		September 30,
	2008		2008		2007
	Net	Profit	Net	Profit	Net	Profit
	Sales	(Loss)	Sales	(Loss)	Sales	(Loss)

Reportable Segments:
SAFLEX®	$509	$57	$125	$17	$531	$86
CPFilms	157	34	39	9	184	50
Technical Specialties	657	125	164	40	409	72

Reportable Segment Totals	1,323	216	328	66	1,124	208
Unallocated and Other	23	(31)	7	(5)	27	(12)

Total	1,346	185	335	61	1,151	196

Reconciliation to Consolidated Totals:
Depreciation and amortization		(64)		(11)		(41)
Interest expense		(99)		(12)		(51)
Reorganization items, net		—		1,433		(185)
Consolidated Totals:

Net Sales	$1,346		$335		$1,151

Income (Loss) from Continuing Operations Before Income Taxes		$22		$1,471		$(81)

The effects of fresh-start accounting created a material change in total assets by segment when compared to December 31, 2007. Total assets by segment at September 30, 2008 and December 31, 2007 are as follows:

	Successor	Predecessor
	September 30,	December 31,
	2008	2007
	Assets	Assets
Reportable Segments:
SAFLEX®	$1,372	$525
CPFilms	632	255
Technical Specialties	1,018	635

Reportable Segment Totals	3,022	1,415
Reconciliation to consolidated totals:
Discontinued Operations	1,167	808
Unallocated and Other	407	417

Consolidated Totals	$4,596	$2,640

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
15. Earnings (Loss) Per Share
The following table presents the net income (loss) used in the basic and diluted earnings (loss) per share and reconciles weighted-average number of shares used in the basic earnings (loss) per share calculation to the weighted-average number of shares used to compute diluted earnings (loss) per share.

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	February 29,	September 30,
	2008	2007	2008	2008	2007
Consolidated Statement of Operations Results:
Income (Loss) from continuing operations	$24	$(134)	$5	$1,257	$(105)
Income (Loss) from discontinued operations	(31)	23	(58)	197	42

Net income (loss)	$(7)	$(111)	$(53)	$1,454	$(63)

Weighted-average number of shares outstanding used for basic earnings (loss) per share	76.0	104.5	66.8	104.5	104.5
Non-vested restricted shares	—	—	—	—	—
Stock options	—	—	—	—	—
Warrants	—	—	—	—	—

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	76.0	104.5	66.8	104.5	104.5

Stock options and Warrants to purchase approximately 2.9 million shares and 4.5 million shares, respectively, and non-vested restricted shares of 1.5 million were not included in the computation of earnings (loss) per share since the result would have been antidilutive for the three and seven months ended September 30, 2008.

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
Overview
We are a leading global manufacturer and marketer of a variety of high-performance chemical-based materials that are used in a broad range of consumer and industrial applications. In the first quarter of 2008, we consummated our reorganization under the Bankruptcy Code and emerged from bankruptcy concurrent with entering into financing agreements with certain lenders to borrow up to $2.05 billion.
We report our operations in three segments: SAFLEX®, CPFilms and Technical Specialties. The major products by reportable segment are as follows:

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
See Note 14 to the accompanying consolidated financial statements for further information regarding our reportable segments.
Significant Developments and Strategic Actions — Third Quarter 2008
In the third quarter 2008, we conducted a review of strategic alternatives for our Integrated Nylon business and concluded a sale of the business is probable. We have classified the assets and liabilities of Integrated Nylon as held for sale and reported the operating results as discontinued operations on the consolidated financial statements.
Consistent with our strategy of establishing an appropriate capital structure, we conducted two common stock offerings in August 2008 resulting in net proceeds of $422 million, which were used to repay our $400 million senior unsecured bridge facility (“Bridge”) and provide additional liquidity for operations. The Bridge had a fixed interest rate of 15.50% and its repayment will result in approximately $60 million in annual interest expense savings.

Combined Quarterly Financial Results of the Predecessor and Successor
Our emergence from bankruptcy resulted in our adoption of fresh-start accounting on February 29, 2008. In accordance with Generally Accepted Accounting Principles, the accompanying Consolidated Statements of Operations and Cash Flows presents the results of operations and the sources and uses of cash for (i) the two months ended February 29, 2008 of the Predecessor and (ii) the seven months ended September 30, 2008 of the Successor. However, for purposes of management’s discussion and analysis of the results of operations and the sources and uses of cash in this Form 10-Q, we have combined the current year results of operations for the Predecessor and the Successor. The results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the emergence from bankruptcy. This combined presentation is being made solely to explain the changes in results of operations for the periods presented in the financial statements. We then compare the combined results of operations and the sources and uses of cash for the nine months ended September 30, 2008 with the corresponding period in the prior year.
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
We believe the combined results of operations for the nine months ended September 30, 2008 provide management and investors with a more meaningful perspective on our ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Further, the use of EBITDA as the earnings metric allows for meaningful analysis across both periods.
Summary Results of Operations
In the third quarter of 2008, we reported sales of $587 million, a 29 percent increase over $454 million reported in the third quarter of 2007. The increase was driven by higher selling prices, higher sales volumes and favorable currency exchange rate fluctuations. Our third quarter of 2008 gross profit of $155 million, a 38 percent increase versus the same period in 2007, and our gross profit margin of 26.4 percent, an increase from 24.7 percent versus the same period in 2007, were both benefited by higher net sales, as described above, improved plant performance in our Technical Specialties and SAFLEX® reporting segments, partially offset by higher raw material, energy and freight costs and higher depreciation and amortization costs due to fresh-start accounting. Selling, general and administrative expenses remained at approximately 13 percent of sales, consistent with 2007. In total, this quarter’s operating income results include $1 million of positive impacts from non-operational or non-recurring items.
In the nine months ended September 30, 2008, we reported sales of $1,681 million, a 46 percent increase over $1,151 million reported in the same period in 2007. The increase was driven by acquisitions, higher selling prices, higher demand, and favorable currency exchange rate fluctuations. Gross profit of $374 million in the nine months ended September 30, 2008 was 28 percent higher than the same period in 2007. The significant increase is a result of the Flexsys acquisition and the combination of higher selling prices, increased demand, and favorable currencies, partially offset by higher raw material, energy and freight costs and the impacts of fresh-start accounting. Gross profit margin in the nine months ended September 30, 2008 decreased to 22.2 percent from 25.4 percent in the prior year period, due to the impacts of fresh-start accounting. Selling, general and administrative expenses decreased to 12 percent of sales from 13 percent due to the significant increase in net sales and cost containment actions. The nine months ended September 30, 2008 operating income results also include $67 million of negative impacts from our step-up in inventory value required by the adoption of fresh-start accounting as of the Effective Date and other non-operational or non-recurring items.
We used $439 million of cash from operations in the nine months ended September 30, 2008 as compared to usage of $66 million in the same period in 2007. The increase in cash used from operations in 2008 was due to $378 million in cash outflows required to facilitate our emergence from bankruptcy and $177 million of cash outflows from discontinued operations as partially offset by $116 million of cash provided by continuing operations. This compares to $58 million in cash outflows associated with bankruptcy reorganization issues and $12 million of cash outflows from continuing operations as partially offset by $4 million of cash inflows from discontinued operations in the same period of 2007. Our liquidity at the end of the third quarter was $227 million in the form of $189 million of availability under the Revolver and $38 million of cash on-hand.
Outlook
The challenges facing us in the fourth quarter of 2008 and continuing into 2009 have been heightened by the significant crisis in the U.S. credit markets which rapidly deteriorated in September and continue to experience unprecedented dislocation through the current date. This credit crisis has spread rapidly across the globe, and appears to be impacting both individuals and businesses. Despite unprecedented governmental intervention, businesses have seen their access to capital severely constrained or eliminated, affecting their ability to invest and effectively plan for the future. Individuals and businesses alike have experienced a significant drop in confidence which will undoubtedly affect future spending patterns. While the roots of this on-going credit crisis can be traced to the rapid meltdown of the sub-prime market in the U.S., the economic conditions that plagued the U.S. for most of 2008 are now being experienced to some degree in all world economies.

Approximately 70% of our sales are into the global automotive and construction industries. We believe that these industries, particularly the domestic and European markets, will experience minimal or negative growth in 2009. Further, the emerging markets will continue to grow, but at slower rates in 2009 versus growth realized in recent years. These factors will have a negative impact on our ability to increase revenue and expand margins, even though feedstock and energy prices are likely to continue to fall due to weakened demand.
We believe we will be able to mitigate some of the impact of weakened demand due to our leading market positions, new product applications, proprietary technologies and process know-how, end market diversity and our large-scale, low-cost global manufacturing footprint. Further, we are focused on ensuring we have adequate internal sources of liquidity through active management of capital expenditures and working capital in light of lower demand and lower feedstock costs, and reducing discretionary program spending. Due to this focus, we believe we will generate positive cash from operations less capital spending in this period of economic uncertainty.
Despite this challenging environment, we expect our full year 2008 earnings performance to be in-line with previous management estimates. In addition, we expect the fourth quarter to be significant in terms of cash generation, and anticipate our net debt level to be reduced to approximately $1.3 billion as of December 31, 2008.
Critical Accounting Policies and Estimates
As a result of our emergence from bankruptcy and the discharge of many of our legal proceedings in accordance with the Plan (as described in Note 10 to the accompanying consolidated financial statements), we no longer consider Self-Insurance to be a critical accounting policy as we believe it is less likely to have a material impact on our reported results of operations in future periods. There have been no other changes in 2008 with respect to our critical accounting policies, as presented in our 2007 Form 10-K, as re-casted and filed with the Securities and Exchange Commission (“SEC”) in a Form 8-K on July 25, 2008, to reflect our segment reporting change as described in Note 14 to the accompanying consolidated financial statements.
Results of Operations—Third Quarter 2008 Compared with Third Quarter 2007
Consolidated Results

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Net Sales	$587	$454	$133	29%

Operating Income:
Reportable Segment Profit	$124	$85	$39	46%
Unallocated and Other	(16)	(20)	4	20%
Less: Depreciation and Amortization	(28)	(16)
Less: Other Income included in Segment Profit and Unallocated and Other	(4)	(2)

Operating Income	$76	$47	$29	62%

Net Gains (Charges) included in Operating Income	$1	$(7)

The increase in net sales in the third quarter 2008 as compared to the same period in 2007 resulted from increased selling prices of $74 million or 16 percent, higher sales volumes of $35 million or 8 percent and the effect of favorable exchange rate fluctuations of $24 million or 5 percent. Higher average selling prices were experienced across all reporting segments in response to an escalating raw material profile and, with respect to Technical Specialties, in conjunction with generally favorable supply/demand structure in certain specialty chemical markets. The favorable currency benefit was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the prior year, due to our strong market positions in Europe by the SAFLEX® and Technical Specialties reporting segments. Higher sales volumes were realized by all of our reporting segments, but most notably in the SAFLEX® and Technical Specialties reporting segments.
The increase in operating income in the third quarter 2008 as compared to the same period in 2007 resulted from higher net sales, as described above, improved plant performance in our Technical Specialties and SAFLEX® reporting segments and higher net gains of $8 million, partially offset by higher raw material and energy costs of approximately $50 million, higher corporate expenses, predominantly share-based compensation and higher depreciation and amortization due to fresh-start accounting. The increases in raw material and energy costs are primarily driven by continued tight supply of these materials as well as the substantial increases in oil prices when compared with the prior year period.

SAFLEX®

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Net Sales	$221	$173	$48	28%

Segment Profit	$35	$27	$8	30%

The increase in net sales as compared to the third quarter 2007 was a result of higher sales volumes of $25 million or 14 percent, higher average selling prices of $12 million or 7 percent and favorable currency exchange rate fluctuations of $11 million or 7 percent. The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the third quarter 2007. Higher sales volumes were experienced in targeted growth markets of Europe and Asia Pacific while sales volumes held steady in the domestic market. The increased sales in Asia Pacific were a result of the continued expanding demand for laminated glass in that market, which was partially supported by our new SAFLEX® plant in Suzhou, China which opened in late third quarter 2007. The increase in selling prices is related to our global price increase on SAFLEX® and Polyvinyl Butyral resin in response to higher raw material costs.
The increase in segment profit in comparison to the third quarter 2007 resulted primarily from higher net sales as described above, and, to a lesser extent, improved plant performance, partially offset by higher raw material costs of $11 million and an increase in sales and marketing programs, particularly in growth markets.
CPFilms

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Net Sales	$63	$59	$4	7%

Segment Profit	$15	$14	$1	7%

The increase in net sales as compared to the third quarter 2007 resulted primarily from higher sales volumes of $2 million or 3 percent, higher average selling prices of $2 million or 3 percent and, to a lesser extent, favorable currency exchange rate fluctuations. The increase in sales volumes primarily resulted from strong growth in CPFilms’ international window film markets, most notably Russia and Central and South America, and continued growth of the industrial business, partially offset by declines in North America.
The increase in segment results in comparison to the third quarter 2007 resulted primarily from increased net sales as described above, partially offset by higher raw material costs of $1 million.
Technical Specialties

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Net Sales	$294	$214	$80	37%

Segment Profit	$74	$44	$30	68%

Net charges included in Segment Profit	$(1)	$(3)

The increase in net sales as compared to the third quarter 2007 resulted from higher average selling prices of $60 million or 28 percent, higher sales volumes of $8 million or 4 percent and favorable currency exchange rate fluctuations of $12 million or 5 percent. Higher average selling prices were experienced in all product lines but were more pronounced within CRYSTEX® insoluble sulphur and, to a lesser extent, with SANTOFLEX® Antidegradants, SANTOCURE® and PERKACIT® primary accelerators and THERMINOL® heat transfer fluids. The higher average selling prices are in response to higher raw material costs across all products within Technical Specialties in addition to a favorable supply/demand profile in certain specialty chemical markets. Higher sales volumes were primarily experienced in SANTOFLEX® antidegradants and THERMINOL® heat transfer fluids, partially offset by declines in CRYSTEX® insoluble sulphur along with products manufactured at our Ruabon, Wales, United Kingdom manufacturing facility (the “Ruabon Facility”). We expect complete cessation of Solutia manufacturing at the Ruabon Facility in the fourth quarter 2008. The higher sales volumes were experienced predominantly in the targeted growth market of Asia Pacific with modest increases in Europe, partially offset by slightly weaker demand in North America. The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the third quarter 2007.

The increase in segment profit in comparison to the third quarter 2007 resulted primarily from increased net sales, as described above, higher asset utilization and lower net charges, partially offset by increased raw material costs. The increased selling prices more than offset the $36 million increase in raw material costs, predominantly sulphur and process oil. Segment profit in the third quarter of 2008 was further impacted negatively on charges of $7 million related to the announced closure of the Ruabon Facility as partially offset by a gain of $6 million recognized upon termination of a natural gas contract supplying the same facility. Segment profit in the third quarter 2007 was negatively impacted by $2 million of severance and retraining costs and $1 million of charges resulting from the step-up in basis of Flexsys’ inventory related to the acquisition.
Unallocated and Other

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Unallocated and Other results	$(16)	$(20)	$4	20%

Net gains (charges) included in Unallocated and Other	$2	$(4)

Unallocated and Other results improved due to higher gains on foreign currency and higher net gains, partially offset by higher corporate expenses, lower interest income and lower segment profit from other operations. Corporate expenses increased $6 million, $3 million of which is due to share-based compensation expense on management incentive and director stock compensation plans adopted upon our emergence from bankruptcy. The remaining increase is associated with higher legal costs on items stayed during bankruptcy and higher facility costs due to the sale/leaseback of our corporate headquarters. With respect to net charges in the third quarter 2008, we recognized (i) a $3 million gain resulting from a surplus land sale; and (ii) a $1 million charge resulting from the relocation of our plastic products business from our manufacturing facility in Ghent, Belgium to Oradea, Romania. In the third quarter 2007, a $4 million restructuring charge was recorded due to the termination of a third-party agreement at one of our facilities. Other income, net increased by $4 million primarily due to higher gains on foreign currency, partially offset by lower interest income.
Interest Expense

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Interest Expense	$39	$20	$19	95%

Charges included in Interest Expense	$(1)	$(2)

The increase in interest expense in the third quarter 2008 in comparison to the third quarter 2007 resulted principally from higher debt outstanding with higher interest rates in the third quarter 2008 than in 2007. Average debt not subject to compromise outstanding increased $387 million or 29 percent, due to the emergence from Chapter 11 funding requirements. Included in our debt to fund our emergence from Chapter 11 is the Bridge, which was subsequently repaid late in the third quarter of 2008. The higher interest rates are a result of a changed interest rate profile of our debt structure due to the replacement of the debtor-in-possession (“DIP”) credit facility with the Financing Agreements. In addition, $4 million and $14 million of interest expense was allocated to discontinued operations for the three months ended September 30, 2008 and 2007, respectively, contributing to the increase in interest expense.
The third quarter 2008 results include a $1 million charge related to the repayment of the Bridge. In addition, the third quarter 2007 results included a $2 million interest expense charge related to claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court.

Reorganization Items, net

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Reorganization Items, net	$—	$(152)	$152	N.M.

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we were in reorganization under Chapter 11 of the U.S. Bankruptcy Code. We did not record any charges in reorganization items in the third quarter 2008 due to our emergence from Chapter 11 on February 28, 2008.
Income Tax Expense

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Income Tax Expense	$17	$11	$6	55%

Our tax expense or benefit is affected by the mix of income and losses in the tax jurisdiction in which we operate. We recorded income tax expense of $17 million for the three months ended September 30, 2008 primarily attributable to earnings in ex-U.S. tax jurisdictions which were higher than in the comparable period in 2007. Our U.S. operations experienced a pre-tax loss in the third quarter 2008 but no income tax benefit was recognized during the quarter as a full valuation allowance has been provided against the U.S. deferred tax assets.
We recorded income tax expense for the three months ended September 30, 2007 of $11 million on earnings in ex-U.S. tax jurisdictions combined with an increase in unrecognized tax benefits.
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
Discontinued Operations

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Income (Loss) from Discontinued Operations, net of tax	$(31)	$23	$(54)	N.M.

Income (loss) from discontinued operations consists of the results of our Integrated Nylon business. In the third quarter 2008, income from discontinued operations decreased $54 million in comparison to the third quarter 2007 due to higher raw material costs of approximately $84 million, lower sales volumes, higher charges and lower asset utilization resulting from the effects of Hurricane Ike and lower carpet demand/volumes, partially offset by increased selling prices. The raw material cost profile of Integrated Nylon was significantly impacted during the third quarter 2008 by continued increases in propylene, ammonia, benzene and natural gas, key feedstocks for the segment. Average selling prices increased significantly in the majority of the intermediate chemicals, carpet fibers and, to a lesser extent, the nylon plastics and polymers businesses in response to the escalating cost of raw materials. Sales volumes decreased primarily in intermediate chemicals and carpet fibers, partially offset by increases in nylon plastics and polymers. Income (loss) from discontinued operations was significantly impacted in the third quarter 2008 by the affects of Hurricane Ike, which forced our manufacturing facility in Alvin, Texas to completely shut down its operations. The impact on operations of this event was the incurrence of approximately $10 million in repairs and maintenance costs and an incremental $8 million due to lower asset utilization and costs to restart the operations. Income (loss) from discontinued operations in the third quarter 2007 benefited from $22 million of revenue being recognized upon the termination of a customer contract and the immediate recognition of previously deferred revenue and a gain of $3 million from the sale of surplus land.

The income (loss) from discontinued operations for Integrated Nylon reflects adjustments to our LIFO Inventory reserve associated with this segment, interest expense associated with debt which is anticipated to be repaid with sales proceeds and share-based compensation associated with Integrated Nylon which had not previously been allocated to the results of this segment. In addition, certain corporate expenses and reorganization items are excluded from the operating results which had previously been allocated to this segment. The adjustments applicable for these periods are (i) $4 million and $14 million of interest expense for the three months ended September 30, 2008 and 2007, respectively; (ii) $1 million of share-based compensation expense for the three months ended September 30, 2008; (iii) $1 million and $3 million of certain corporate expenses for the three months ended September 30, 2008 and 2007, respectively; and (iv) $2 million of reorganization items for the three months ended September 30, 2007.
Combined Results of Operations—Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
Consolidated Results

	Combined	Predecessor
	Nine Months	Nine Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Net Sales	$1,681	$1,151	$530	46%

Operating Income:
Reportable Segment Profit	$282	$208	$74	36%
Unallocated and Other	(36)	(12)	(24)	(200%)
Less: Depreciation and Amortization	(75)	(41)
Less: Equity Earnings from Affiliates, Other Income and Loss on Debt Modification included in Segment Profit and Unallocated and Other	(11)	(35)

Operating Income	$160	$120	$40	33%

Charges included in Operating Income	$(67)	$(10)

The increase in net sales as compared to the nine months ended September 30, 2007 resulted from our acquisition of Akzo Nobel’s 50 percent interest in the Flexsys joint venture, which was completed on May 1, 2007 (the “Flexsys Acquisition”), increased selling prices, higher sales volumes and the effect of favorable currency exchange rate fluctuations. Prior to our acquisition on May 1, 2007, the results of Flexsys were accounted for using the equity method and recorded as Equity Earnings from Affiliates on the Consolidated Statement of Operations. Net sales increased $281 million or 24 percent in the nine months ended September 30, 2008 as a result of the Flexsys Acquisition. The remaining $249 million or 22 percent increase in net sales was a result of higher average selling prices of $109 million or 10 percent, higher sales volumes of $77 million or 7 percent and favorable currency exchange rate fluctuations of $63 million or 5 percent. Higher average selling prices were experienced across all reporting segments in response to an escalating raw material profile and, with respect to Technical Specialties, in conjunction with generally favorable supply/demand profile in these markets. The favorable currency benefit was driven most notably by the continued strengthening of the Euro versus the U.S. dollar, in comparison to the prior year. Other currency movements against the U.S. dollar also benefited our net sales, however, given the strong market positions in Europe within SAFLEX® and Technical Specialties, movements in the Euro versus the U.S. dollar had the most significant impact on our revenues. The higher sales volumes were experienced in our SAFLEX®, Technical Specialties and CPFilms reporting segments, given the continued growing global demand for these products.

The increase in operating income as compared to the nine months ended September 30, 2007 resulted from the Flexsys Acquisition, increased net sales and higher asset utilization in our SAFLEX® and Technical Specialties reporting segments, partially offset by higher raw material and energy costs of approximately $80 million and higher charges of $57 million. As indicated in the preceding table, operating results were affected by various charges which are described in greater detail within this section below. The raw material impacts were most impactful within the SAFLEX® and Technical Specialties reporting segments, with the key increases experienced in sulfur. The increases in these raw materials are primarily driven by continued tight supply of these materials, as well as the substantial increases in oil prices when compared with the prior year.
SAFLEX®

	Combined	Predecessor
	Nine Months	Nine Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Net Sales	$634	$531	$103	19%

Segment Profit	$74	$86	$(12)	(14%)

Charges included in Segment Profit	$(37)	$—

The increase in net sales as compared to the same period in 2007 was a result of higher sales volumes of $40 million or 8 percent, higher average selling prices of $24 million or 4 percent and favorable currency exchange rate fluctuations of $39 million or 7 percent. The favorable currency exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the same period in 2007. Higher sales volumes were experienced in targeted growth markets of Europe and Asia Pacific and sales volumes into the domestic market were lower than the prior year. The increased sales in Asia Pacific were a result of the continued expanding demand for laminated glass in that market, which was partially supported by our new SAFLEX® plant in Suzhou, China which opened in the third quarter 2007. The increase in selling prices is related to our global price increase on SAFLEX®, Polyvinyl Butyral resin and plasticizer in response to higher raw material costs.
The decrease in segment profit in comparison to the same period in 2007 resulted primarily from the $36 million charge in the nine months ended September 30, 2008 associated with the amortization of the step-up in basis of our inventory in accordance with fresh-start accounting. In addition to the inventory step-up, segment profit included a charge of $1 million for severance and retraining costs. Offsetting these charges was overall improvement in segment profit due to increased net sales as described above, improved asset utilization and lower manufacturing costs. The segment also experienced approximately $25 million of higher raw material costs in comparison to the prior year, of which $24 million or 96 percent was recovered through increased selling prices. The remaining increase in raw material costs was more than offset through improved manufacturing performance and higher sales volumes.
CPFilms

	Combined	Predecessor
	Nine Months	Nine Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Net Sales	$196	$184	$12	7%

Segment Profit	$43	$50	$(7)	(14%)

Charges included in Segment Profit	$(10)	$—

The increase in net sales as compared to the nine months ended September 30, 2007 resulted from higher sales volumes of $6 million or 3 percent, higher average selling prices of $5 million or 3 percent and favorable currency exchange rate fluctuations of $1 million or 1 percent. The increase in sales volumes primarily resulted from strong growth in CPFilms’ international window film markets, most notably Russia, South Africa and the Middle East, and continued growth of the industrial business, partially offset by overall lower demand in North America in the nine months ended September 30, 2008 due to the challenging macro-economic conditions specific to this market.

The decrease in segment results in comparison to the same period in 2007 resulted primarily from the $10 million charge in the nine months ended September 30, 2008 associated with the amortization of the step-up in basis of our inventory in accordance with fresh-start accounting. Partially offsetting the inventory step-up, was higher gross profit in comparison to the prior year, which was partially offset by increased investment in sales and marketing infrastructure and in market development programs globally. We believe continued investment in the sales and marketing infrastructure for this segment will expand the overall global window film market along with our participation.
Technical Specialties

	Combined	Predecessor
	Nine Months	Nine Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Net Sales	$821	$409	$412	101%

Segment Profit	$165	$72	$93	129%

Charges included in Segment Profit	$(27)	$(5)

The increase in net sales as compared to the same period in 2007 resulted primarily from the Flexsys Acquisition. Prior to our acquisition on May 1, 2007, the results of Flexsys were accounted for using the equity method and were not recorded within the Technical Specialties reportable segment. The Flexsys Acquisition resulted in an increase in net sales of $281 million or 69 percent. The remaining increase in net sales of $131 million or 32 percent was a result of higher average selling prices of $80 million or 20 percent, higher sales volumes of $29 million or 7 percent and favorable currency exchange rate fluctuations of $22 million or 5 percent. Higher sales volumes and average selling prices were experienced primarily in CRYSTEX® insoluble sulphur, SANTOFLEX® antidegradants and THERMINOL® heat transfer fluids. The higher average selling prices are in response to higher raw material costs across all products within Technical Specialties in addition to a favorable supply/demand profile in certain specialty chemical markets. The higher sales volumes were experienced predominantly in the targeted growth market of Asia Pacific with modest increases in Europe, partially offset by slightly weaker demand in North America. The favorable currency exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the same period in 2007.
The increase in segment profit in comparison to the same period in 2007 resulted primarily from the Flexsys Acquisition, increased net sales as described above and improved manufacturing performance, partially offset by increased raw material costs, higher charges and unfavorable currency exchange rate fluctuations. The increased selling prices more than offset the increase of $49 million in raw material costs primarily related to sulphur. Improved manufacturing performance was a result of higher asset utilization due to the increased volumes in this segment. The unfavorable currency exchange rate fluctuation is a result of a significant portion of Technical Specialties manufacturing capacity being located in Europe and the strengthening of the Euro versus the U.S. Dollar. The higher charges include a $20 million charge in the nine months ended September 30, 2008 associated with the amortization of the step-up in basis of our inventory in accordance with fresh-start accounting. In addition to the inventory step-up, segment profit included charges related to the announced closure of the Ruabon Facility, which resulted in charges of $13 million. The charges were partially offset by a $6 million gain related to the termination of a natural gas purchase contract associated with the same facility. Segment profit in the comparable period in 2007 was negatively impacted by $3 million of charges resulting from the step-up in basis of Flexsys’ inventory related to the acquisition and $2 million of severance and retraining costs.
Unallocated and Other

	Combined	Predecessor
	Nine Months	Nine Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Unallocated and Other results	$(36)	$(12)	$(24)	(200%)

Net gains included in Unallocated and Other	$11	$10

Unallocated and Other results decreased due to lower equity earnings from affiliates, higher corporate expenses and lower interest income, partially offset by higher gains on foreign currency and higher net gains. With respect to net gains, in the nine months ended September 30, 2008, we recorded (i) a $6 million gain resulting from surplus land sales; (ii) a gain of $3 million related to joint settlements with Monsanto of legacy insurance policies with insolvent insurance carriers; (iii) a $4 million gain resulted from the settlement of emergence related incentive accruals; (iv) a $1 million charge resulting from the relocation of our plastic products business from our manufacturing facility in Ghent, Belgium to Oradea, Romania; and (v) a $1 million charge resulting from the step-up in basis of our inventory in accordance with fresh-start accounting. In the same period in 2007, we recorded (i) a gain on a litigation matter of $21 million; (ii) a charge of $7 million recorded to write-off debt issuance costs and to record the DIP credit facility as modified at its fair value as of the amendment date; and (iii) a $4 million restructuring charge due to the termination of a third-party agreement at one of our facilities. Corporate expenses increased $6 million primarily due to share-based compensation expense on management incentive and director stock compensation plans adopted upon our emergence from bankruptcy and higher legal costs, partially offset by lower Integrated Nylon costs retained by continuing operations. Share-based compensation expense in 2007 was zero. The decrease in equity earnings from affiliates of $12 million is a result of the Flexsys Acquisition completed on May 1, 2007. Other income, net decreased by $1 million due to lower interest income partially offset by gains on foreign currency.
Interest Expense

	Combined	Predecessor
	Nine Months	Nine Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Interest Expense	$111	$51	$60	118%

Charges included in Interest Expense	$(1)	$(2)

The increase in interest expense in the nine months ended September 30, 2008 in comparison to the same period in 2007 resulted principally from higher debt outstanding with higher interest rates in 2008 than in 2007. Average debt outstanding increased $520 million or 48 percent to fund the Flexsys Acquisition, as only a portion of debt utilized to acquire Flexsys was incurred prior to the end of the first quarter of 2007, and our emergence from Chapter 11 on the Effective Date. Included in our debt to fund our emergence from Chapter 11 is the Bridge, which was subsequently repaid late in the third quarter of 2008. The higher interest rates are a result of a changed interest rate profile of our debt structure due to the replacement of the DIP credit facility with the Financing Agreements. In addition, $18 million and $41 million of interest expense was allocated to discontinued operations for the nine months ended September 30, 2008 and 2007, respectively, contributing to the increase in interest expense. The charges included in interest expense are the same described in the “Results of Operations—Third Quarter 2008 Compared with Third Quarter 2007” section above.
Reorganization Items, net

	Combined	Predecessor
	Nine Months	Nine Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Reorganization Items, net	$1,433	$(185)	$1,618	N.M.

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we were in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in the nine months ended September 30, 2008 included a $104 million charge on the settlement of liabilities subject to compromise, $1,589 million gain from fresh-start accounting adjustments, which excludes the gain allocated to discontinued operations or $212 million, and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings. The increase in reorganization items, net as compared to the nine months ended September 30, 2007 is due to the aforementioned effects of settling the liabilities subject to compromise and adopting fresh-start accounting.

Income Tax Expense

	Combined	Predecessor
	Nine Months	Nine Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Income Tax Expense	$231	$24	$207	N.M.

Our tax expense or benefit is affected by the mix of income and losses in the tax jurisdictions in which we operate. The income tax expense recorded for the nine months ended September 30, 2008 was primarily attributable to emergence and the effect of adopting fresh-start accounting, which accounted for $202 million of the total. The remaining $29 million of income tax expense for the nine months ended September 30, 2008 was primarily related to earnings in ex-U.S. tax jurisdictions.
We recorded income tax expense for the nine months ended September 30, 2007 of $24 million, entirely attributable to earnings in ex-U.S. tax jurisdictions combined with an increase in unrecognized tax benefits.
The change in income tax expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily the result of the emergence in the nine months ended September 30, 2008.
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
Discontinued Operations

	Combined	Predecessor
	Nine Months	Nine Months
	Ended	Ended		%
	September 30,	September 30,	Increase	Increase
(dollars in millions)	2008	2007	(Decrease)	(Decrease)

Income from Discontinued Operations, net of tax	$139	$42	$97	231%

Reorganization items included in income from discontinued operations	$212	$—

Income from discontinued operations consists of the results of our Integrated Nylon and Dequest businesses. Included in the results of discontinued operations in the nine months ended September 30, 2007 is a gain on sale of the Dequest business of $34 million, partially offset by income taxes of $5 million.
Income from discontinued operations increased $97 million in comparison to the same period in 2007 due to the implementation of fresh-start accounting as a result of our emergence from bankruptcy, higher average selling prices, as partially offset by higher raw material costs of approximately $228 million, lower sales volumes, higher manufacturing and logistic costs, higher charges and lower asset utilization. The reorganization items related to fresh-start accounting consist primarily of the reversal of our LIFO reserve on our Integrated Nylon business of $204 million. Average selling prices increased significantly in the majority of the intermediate chemicals, carpet fibers and, to a lesser extent, the nylon plastics and polymers businesses in response to the escalating cost of raw materials. The raw material cost profile of Integrated Nylon was significantly impacted during the nine months ended September 30, 2008 by increases in propylene, ammonia, benzene and natural gas, key feedstocks for the business. Although sales volumes increased significantly in nylon plastics and polymers, they were more than offset by decreases in carpet fibers and intermediate chemicals. Higher manufacturing costs and lower asset utilization were a result of Hurricane Ike as described above and scheduled maintenance shutdowns in intermediate chemicals at the Decatur, Alabama and Alvin, Texas plants and carpet fibers at the Greenwood, South Carolina plant in the nine months ended September 30, 2008. Discontinued operations in 2008 were further impacted negatively by charges of $7 million resulting from the step-up in basis of our inventory in accordance with fresh-start accounting. Discontinued operations in 2007 benefited from a gain of $22 million realized upon the termination of a customer contract and the immediate recognition of previously deferred revenue and gains of $10 million from the sales of surplus land.

As described in the “Results of Operations—Third Quarter 2008 Compared with Third Quarter 2007” section above, the operating results for Integrated Nylon have been adjusted from prior reporting. The adjustments applicable for these periods are (i) $18 million and $41 million of interest expense for the nine months ended September 30, 2008 and 2007, respectively; (ii) increase in the LIFO Inventory reserve of $25 million for the nine months ended September 30, 2007; (iii) $2 million of share-based compensation expense for the nine months ended September 30, 2008; (iv) $3 million and $9 million of certain corporate expenses for the nine months ended September 30, 2008 and 2007, respectively; and (v) $3 million of reorganization items for the nine months ended September 30, 2007.
Summary of Events Affecting Comparability
Charges and gains recorded in the nine months ended September 30, 2008 and 2007 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):
2008 Events

			Technical	Unallocated
Increase/(Decrease)	SAFLEX®	CPFilms	Specialties	/Other	Consolidated

Impact on:
Cost of goods sold	$36	$10	$20	$1	$67	(a)
	—	—	13	—	13	(b)
	—	—	(6)	—	(6	)(c)
	—	—	—	(3)	(3	)(d)
	1	—	—	1	2	(e)
Research, development and other operating expenses	—	—	—	(6)	(6	)(f)

Operating Income Impact	(37)	(10)	(27)	7	(67)

Interest expense	—	—	—	(1)	(1	)(g)
Other income, net	—	—	—	4	4	(h)
Reorganization Items, net	—	—	—	1,433	1,433	(i)

Pre-tax Income Statement Impact	$(37)	$(10)	$(27)	$1,443	1,369

Income tax impact					187	(j)

After-tax Income Statement Impact					$1,182

(a)	Charges resulting from the step-up in basis of our inventory in accordance with fresh-start accounting ($67 million pre-tax and $52 million after-tax).

(b)	Charges related to the announced closure of the Ruabon Facility ($13 million pre-tax and after-tax).

(c)	Gain related to the termination of a natural gas purchase contract related to the announced closure of the Ruabon Facility ($6 million pre-tax and after-tax).

(d)	Gain resulting from settlements of legacy insurance policies with insolvent insurance carriers ($3 million pre-tax and after-tax).

(e)	Restructuring costs related principally to severance and retraining costs ($2 million pre-tax and after-tax).

(f)	Gain resulting from surplus land sales ($6 million pre-tax and after-tax).

(g)	Unamortized debt issuance costs associated with the repayment of the Bridge ($1 million pre-tax and after-tax).

(h)	Gain resulting from the settlement of emergence related incentive accruals ($4 million pre-tax and after-tax).

(i)
Reorganization items, net consist of the following: $104 million charge on the settlement of liabilities subject to compromise, $1,589 million gain from fresh-start accounting adjustments, and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings ($1,433 million pre-tax and $1,231 million after-tax).

(j)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2007 Events

			Technical	Unallocated
Increase/(Decrease)	SAFLEX®	CPFilms	Specialties	/Other	Consolidated

Impact on:
Cost of goods sold	—	—	—	4	4	(a)
	—	—	3	—	3	(b)
	—	—	2	—	2	(c)

Operating Income Impact	—	—	(5)	(4)	(9)

Interest Expense	—	—	—	(2)	(2	)(d)
Other income, net	—	—	—	21	21	(e)
Loss on debt modification	—	—	—	(7)	(7	)(f)
Reorganization Items, net	—	—	—	(185)	(185	)(g)

Pre-tax Income Statement Impact	$—	$—	$(5)	$(177)	(182)

Income tax impact					(3	)(h)

After-tax Income Statement Impact					$(179)

(a)	Restructuring charge resulting from the termination of a third-party agreement in the third quarter at one of our facilities ($4 million pre-tax and $3 million after-tax — see note (h) below).

(b)	Charge resulting from the step-up in basis of Flexsys’ inventory in accordance with purchase accounting ($3 million pre-tax and $2 million after-tax — see note (h) below).

(c)	Restructuring costs related principally to severance and retraining costs ($2 million pre-tax and $1 million after-tax — see note (h) below).

(d)
Charge resulting from recognition of interest expense on claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court in the third quarter ($2 million pre-tax and after-tax — see note (h) below)

(e)	Settlement gain, net of legal expenses in the second quarter ($21 million pre-tax and after-tax — see note (h) below).

(f)
We recorded a charge of approximately $7 million (pre-tax and after-tax — see note (h) below) in the first quarter to record the write-off of debt issuance costs and to record the DIP facility modification.

(g)
Reorganization items, net consist of the following: $134 million net charge from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims, $50 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings; $4 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court; offset by a $3 million gain realized from a claim settlement ($185 million pre-tax and after-tax — see note (h) below).

(h)
With the exception of item (a), (b), and (c) above, which related to operations not in reorganization, the above items were considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to our Chapter 11 bankruptcy filing.

Financial Condition and Liquidity
Concurrent with our emergence from bankruptcy under our plan of reorganization, we initiated a complete recapitalization of the Company. On the Effective Date, all of the existing shares of common stock were cancelled and shares of common stock in newly reorganized Solutia were issued in satisfaction of creditor claims and stockholder interest. Also on the Effective Date, we issued New Common Stock with gross proceeds of $250 million and entered into Financing Agreements to borrow up to $2.05 billion from the Lenders. The proceeds from the stock issuance were used to establish a VEBA retiree trust and a restricted cash fund for the purpose of partially funding certain Legacy Liabilities. The proceeds from the Financing Agreements, which consisted of (i) a $450 million senior secured asset-based revolving credit facility (ii) a $1.2 billion senior secured term loan facility and (iii) a $400 million senior unsecured bridge facility (“Bridge”), were used to repay certain Predecessor liabilities, as more fully discussed below, in addition to providing additional liquidity for Successor operations.
In the third quarter of 2008, proceeds from the completion of two stock offerings, more fully discussed below, were used to retire the Bridge. The Bridge had a fixed interest rate of 15.50% and its retirement will result in approximately $60 million in annual interest expense savings.
Cash Flow

	Combined	Predecessor
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Increase
(dollars in millions)	2008	2007	(Decrease)

Continuing Operations
Cash used in operating activities	$(262)	$(70)	$(192)
Cash used in investing activities	$(16)	$(170)	$154
Cash provided by financing activities	$361	$283	$78

Cash used in operating activities for continuing operations increased $192 million in the first nine months of 2008 as compared to the same period in 2007 predominantly due to a $320 million increase in reorganization payments required to fund our emergence from bankruptcy as partially offset by an increase in cash provided by continuing operations of $128 million. The increase in cash provided by continuing operations was driven by higher earnings and lower funding of our domestic pension and other postretirement plans. Reorganization payments in 2008 include cash used to establish a VEBA retiree trust and a restricted cash fund for the purpose of partially funding certain Legacy Liabilities.
Cash used in investing activities for continuing operations decreased $154 million in period-over-period comparison primarily due to our Flexsys Acquisition of $115 million included in 2007 in contrast to the cash generated by the sale of our corporate headquarters building in 2008 for $43 million.
Cash provided by financing activities increased $78 million in the first nine months of 2008 compared to the same period in 2007 primarily due to the recapitalization of our short-term and long-term debt as a result of our emergence from bankruptcy. On the Effective Date and concurrent with our emergence from bankruptcy, cash proceeds from our Financing Agreements, were used to (i) repay the short-term DIP credit facility, (ii) retire SSI’s Facility Agreement due 2011, (iii) retire the Flexsys term loan and revolving credit facility due 2012, (iv) pay certain secured and administrative claims, and (v) provide additional liquidity for operations. Also on the Effective Date, $250 million in proceeds from issuance of common stock were used to establish certain restricted funds for the payment of Legacy Liabilities. Subsequent to emergence from bankruptcy, we completed a sale and leaseback on our corporate headquarters and two common stock offerings comprised of 22,307,692 shares of common stock at $13 per share and 10,714,284 shares of common stock at $14 per share, respectively (“the Offerings”). Proceeds from the sale of our corporate headquarters were used to repay $19 million in debt outstanding on the building. Net proceeds of $422 million from the Offerings were used to repay our Bridge and provide additional liquidity for operations. The cash provided by financing activities in the nine months ended September 30, 2007 resulted primarily from $325 million of additional borrowings from our DIP credit facility and $22 million of net borrowings under the Flexsys term loan and revolving credit facility, partially offset by a pay down of $53 million to the DIP credit facility from the proceeds of the Dequest sale.
Working Capital

	Successor	Predecessor
	September 30,	December 31,	Increase
(dollars in millions)	2008	2007	(Decrease)

Continuing Operations
Current assets	$908	$891
Current liabilities	539	1,401

Working Capital	$369	$(510)	$879

Our working capital used in continuing operations increased primarily as a result of the payoff of our DIP credit facility on the Effective Date in the amount of $951 million in conjunction with our emergence from bankruptcy, the elimination of a $35 million LIFO reserve in accordance with fresh-start accounting, establishment of a fund restricted to the payment of certain Legacy Liabilities, and seasonal increases in working capital, partially offset by a decrease in cash to fund our emergence from Chapter 11. In addition to seasonality, inventories and accounts payable each increased due to higher raw material costs and the effects of the weaker U.S. dollar versus relevant currencies. Accounts receivable increased in conjunction with us consistently raising prices in reaction to a rising raw material trend along with a similar affect attributable to a weaker U.S. dollar.
Discontinued Operations

	Combined	Predecessor
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Increase
(dollars in millions)	2008	2007	(Decrease)

Discontinued Operations
Cash provided by (used in) operating activities	$(177)	$4	$(181)
Cash provided by (used in) investing activities	$(41)	$23	$(64)
Cash used in operating activities for discontinued operations increased due to lower earnings from our Integrated Nylon business, as discussed in the “Combined Results of Operations—Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007” section above and increases in working capital. Increases in working capital for our Integrated Nylon business are partially due to seasonality but more significantly attributable to significantly higher raw material costs on key inventory feedstocks. The decrease in cash provided by investing activities is due to the sale of the Dequest business and sales of surplus land in Integrated Nylon in the nine months ended September 30, 2007 of $54 million and $10 million, respectively.

Debt and Liquidity
Total debt of $1,404 million as of September 30, 2008 decreased by $596 million as compared to $2,000 million at December 31, 2007, including $659 million subject to compromise and $1,341 million not subject to compromise. This decrease in total debt resulted from the settlement of debt subject to compromise through stock and cash settlements and the retirement of all debt facilities not subject to compromise at December 31, 2007. The payments were funded by the Financing Agreements and the sale of our corporate headquarters building in the second quarter 2008 for $43 million.
The weighted average interest rate on our total debt outstanding was approximately 7.9 percent at both September 30, 2008 and December 31, 2007.
At September 30, 2008, our total liquidity was $227 million in the form of $189 million of availability under the Revolver and $38 million of cash on-hand. Based upon current and anticipated levels of operations during the fiscal year, we believe that our liquidity and capital resources will be sufficient to maintain our normal operations at current levels.
The Financing Agreements include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt. The financial covenants for the measurement period ended September 30, 2008 are (i) limitation of maximum leverage ratio comprised of gross debt to trailing twelve-month continuing operations Adjusted EBITDA or earnings from continuing operations before interest, income taxes, depreciation and amortization, reorganization items, non-cash stock compensation expense and unusual gains and charges (as that term is defined in the Financing Agreements) ratio to no more than 5.25 to 1.00; and (ii) maintenance of a minimum fixed charge coverage ratio comprised of trailing twelve-month continuing operations Adjusted EBITDA, as reduced by trailing twelve-month continuing operations capital expenditures, to Fixed Charges (as defined in the Financing Agreements, as the sum of annualized cash interest expense, net, trailing twelve months cash income taxes and annualized debt amortization under our Term Loan) ratio to no less than 1.00 to 1.00. We were in compliance with all applicable covenants for the measurement period ended September 30, 2008 with our calculated leverage ratio being 3.57 to 1.00 and our calculated fixed charge coverage ratio being 1.50 to 1.00. Over time, our maximum leverage ratio decreases and our minimum fixed charge coverage ratio increases. We are also subject to a maximum annual capital expenditure cap on continuing operations which is $175 million for the period ending December 31, 2008.
Pension Funding
According to current IRS funding rules, we will make approximately $57 million in pension contributions to our U.S. qualified pension plan in 2008. Approximately $50 million of these required 2008 contributions were made in the nine months ended September 30, 2008. We also expect to fund approximately $5 million in pension contributions to our foreign pension plans in 2008.
Contingencies
See Note 10 to the accompanying consolidated financial statements for a summary of our contingencies as of September 30, 2008.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS
There have been no material changes in market risk exposures during the nine months ended September 30, 2008 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” as presented in our 2007 Form 10-K, as re-casted and filed with the SEC in a Form 8-K on July 25, 2008, to reflect our segment reporting change as described in Note 14 to the accompanying consolidated financial statements, except as denoted below.
Historically, we have partially mitigated interest rate risk through our debt structure, which was a mix of fixed and floating rate debt instruments. During the third quarter of 2008, our mix of fixed and floating rate debt instruments changed materially due to repayment of our $400 million senior unsecured bridge facility, bearing a fixed interest rate of 15.50%. Substantially all of the remaining debt outstanding as of September 30, 2008, comprised of a $1.2 billion senior secured term loan and a $450 million senior secured asset-based revolving credit facility, bear interest at a floating rate. To partially mitigate this risk, we have in place a LIBOR cap on $900 million of floating rate debt through April 2010. Beyond 2010, the Company has in place other derivative instruments that mitigate a portion of the floating rate debt through the first quarter of 2014.
Item 4. CONTROLS AND PROCEDURES
During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries that is required to be included in our periodic SEC filings. The Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that we record, process, summarize, and report the required disclosure information within the specified time periods. Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal Proceedings Resolved in Our Chapter 11 Process
With respect to the matter captioned as Savings and Investment Plan Litigation in the 2007 Form 10-K, in December 2007, the parties to the Savings and Investment Plan bankruptcy claim and litigation reached a global settlement of all outstanding issues and subsequently entered into a formal settlement agreement to that effect. The amount of the settlement to be paid in New Common Stock is $7 million from the disputed claims reserve established for such matter. The United States District Court, Southern District of New York entered an order on September 24, 2008, which formally approved the terms of the settlement.
Legal Proceedings Ongoing Post-Chapter 11
The following is a summary of legal proceedings in which there have been developments since our last periodic filing. These matters relate to Flexsys, which became a 100% owned subsidiary on May 1, 2007 upon our acquisition of the 50% interest owned by Akzo Nobel.
Flexsys Patent and Related Litigation
Flexsys holds various patents covering inventions in the manufacture of rubber chemicals, including patents describing and claiming a manufacturing process for 4-aminodiphenylamine (“4-ADPA”), a key building block for the manufacture of 6PPD and IPPD, as well as a manufacturing process for 6PPD and IPPD, which function as anti-degradants and are used primarily in the manufacture of rubber tires. Flexsys is engaged in litigation in several jurisdictions to protect and enforce its patents.
Legal Proceedings in the United States
The ITC-2 proceeding. In May 2008, Flexsys filed a second complaint with the U.S. International Trade Commission (“ITC”), requesting that the ITC initiate an investigation against Sinorgchem Co. Shangdong, a Chinese entity (“Sinorgchem”), Korea Kumho Petrochemical Company, a Korean company (“KKPC”), Kumho Tire Co. Inc., and Kumho Tire USA, Inc. Flexsys’ complaint requests that the ITC issue a limited exclusion order prohibiting the importation into the United States of 4-ADPA and 6PPD originating from these entities. The May 2008 ITC complaint alleges that Sinorgchem violated Flexsys’ patents for producing intermediate materials used to make 4-ADPA. The ITC formally instituted an investigation pursuant to this complaint on July 3, 2008. However, in September 2008, the ALJ entered an order in favor of the respondents, thereby terminating the investigation. Flexsys has subsequently filed a petition with the ITC seeking review of the ALJ’s decision. A decision from the ITC is expected in late 2008. This action involves enforcement of Flexsys’ patents, and does not involve any claims for damages against Flexsys.

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

Continued Extreme Disruption in Global Financial Markets and Sustained Weakening in our Markets Could Significantly Impact our Results of Operations, Liquidity and Long Term Anticipated Growth Rate.
As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption recently, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. Although our total revenues remained strong for the third quarter of 2008, the current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending that impact the construction, home furnishings, automotive, rubber chemicals and aviation and transportation markets. The weakening of these markets, if not temporary, could significantly impact our results of operations and our long-term anticipated growth rate. Further, stemming from our recent emergence from bankruptcy, the carrying amount of our goodwill and intangible assets was established at fair value as of February 28, 2008 and therefore is more susceptible to impairment if business operation results and/or macroeconomic conditions deteriorate. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. However, if macroeconomic conditions continue to worsen, it is possible these factors could result in a decline in our future profitability and cash from operating activities.
We Have and Will Continue to Have Significant Indebtedness.
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

•	As described in more detail below, the credit facilities contain restrictive covenants that may limit our financing and operational flexibility.
Furthermore, our ability to satisfy our debt service obligations will depend, among other things, upon fluctuations in interest rates, our future operating performance and our ability to refinance indebtedness when necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We have hedged a significant portion of our variable rate debt with derivative instruments. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures, pension funding obligations and investments in research and development. In addition, if we need to refinance our debt, obtain additional financing or sell assets or equity, we may not be able to do so on commercially reasonable terms, if at all. Finally, counterparties to our derivative instruments may not be able to honor their contractual obligations.
Our Operations Are Restricted by Our Credit Facilities and Could be Impacted by the Failure of Our Lenders to Perform.
Our credit facilities include a number of significant restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:
•	incur additional debt;
•	make certain investments and acquisitions;

•	enter into certain types of transactions with affiliates;
•	limit dividends or other payments by us and certain of our subsidiaries;
•	use assets as security in other transactions;
•	pay dividends on our common stock or repurchase our equity interests;
•	sell certain assets or merge with or into other companies;
•	guarantee the debts of others;
•	enter into new lines of business;
•	make capital expenditures;
•	prepay, redeem or exchange our debt;
•	form any joint ventures or subsidiary investments.
In addition, our current credit facilities require us to satisfy certain financial covenants. These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations.
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
Our current revolving credit facility is a syndicated credit agreement in which each lender is severally liable for only its agreed part of the loan commitments. Although all lenders have performed their individual obligations under the terms of the revolving credit agreement to date, there can be no assurance that this will continue given the current turmoil in the financial services industry. One or more lender’s failure to perform on their obligations could have a material adverse effect on the Company’s ability to fund its ongoing operations and other commitments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c ) Purchases of Equity Securities by the Issuer

			Total Number of	Approximate Dollar
			Shares Purchased as	Value (in millions)
	Total Number		Part of Publicly	that May Yet Be
	of Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	Per Share (2)	Programs	Plans or Programs
July 1-31, 2008	0	$0.00	0	$0
August 1-31, 2008	31,429	$15.50	0	$0
September 1-30, 2008	0	$0.00	0	$0
Total	31,429	$15.50	0	$0

(1)	Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2)
Average price paid per share reflects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

ITEM 5. OTHER EVENTS
Pursuant to the Company’s By-Laws, any submission to the Company by a stockholder of a proposal for possible inclusion in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders or notice to the Company to otherwise conduct business at the 2009 Annual Meeting of Stockholders must be received by the Company no later than the close of business on the tenth day following the day on which the date of the annual meeting is publicly announced. It is anticipated that a public announcement of the date of the 2009 Annual Meeting of Stockholders will be made in late November. The deadline set forth above shall apply to (i) stockholder proposals submitted in accordance with Rule 14a-8 of Regulation 14A under the Securities Exchange Act of 1934 which among other eligibility criteria, provides that a stockholder must send notice of the proposal to the Company so that the Company receives it in a reasonable time before it begins printing and mailing the Proxy Statement and (ii) stockholder nominations of directors or proposals submitted other than pursuant to Rule 14a-8. Stockholder proposals should be addressed to the Corporate Secretary at Solutia Inc., P.O. Box 66760, St. Louis, MO 63166-6760.
ITEM 6. EXHIBITS
See the Exhibit Index at page 54 of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC. (Registrant)
/s/ TIMOTHY J. SPIHLMAN
(Vice President and Controller)
(On behalf of the Registrant and as Principal Accounting Officer)
Dated: October 30, 2008

EXHIBIT INDEX
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of Solutia Inc. (incorporated by reference to Exhibit 3.1 to Solutia’s Form 8-K filed on March 4, 2008)
3.2	Amended and Restated Bylaws of Solutia Inc. (incorporated by reference to Exhibit 3.2 to Solutia’s Form 8-K filed on March 4, 2008)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002