Form 10-K
period 2008-12-31
SOLUTIA INC
filed 2009-02-19
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13255
SOLUTIA INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1781797

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Maryville Centre Drive, P.O. Box 66760, St. Louis, Missouri 63166-6760

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (314) 674-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

$.01 par value Common Stock	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
Title of each class
            None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008): approximately $786.8 million.
Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 94,281,742 shares of common stock, $.01 par value, outstanding as of the close of business on January 31, 2009.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by Court. ☑ Yes ☐ No
DOCUMENTS INCORPORATED BY REFERENCE

Portion of Definitive Proxy Statement for Annual Meeting of Stockholders on April 22, 2009	Part III

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements which can be identified by the use of words such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “estimates,” “estimated,” or “anticipates,” or other comparable terminology, or by discussions of strategy, plans or intentions. These statements are based on management’s current beliefs, expectations, and assumptions about the industries in which we operate. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks and uncertainties described in the Item 1A. Risk Factors section of this report. We disclaim any intent or obligation to update or revise any forward-looking statements in response to new information, unforeseen events, changed circumstances or any other occurrence.

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
SIGNATURES
Exhibit 10(f)
Exhibit 10(g)
Exhibit 10(h)
Exhibit 10(i)
Exhibit 10(j)
Exhibit 10(k)
Exhibit 10(l)
Exhibit 10(p)
Exhibit 10(q)
Exhibit 12
Exhibit 21
Exhibit 23
Exhibit 24(a)
Exhibit 24(b)
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

PART I
ITEM 1. BUSINESS
Company Overview
We are a global manufacturer and marketer of a variety of high-performance chemical and engineered materials that are used in a broad range of consumer and industrial applications. We maintain a global infrastructure consisting of 25 manufacturing facilities, 6 technical centers and over 29 sales offices globally, including 14 facilities in the United States. We employ approximately 3,700 individuals around the world.
We were formed in April 1997 by Pharmacia Corporation (“Pharmacia”), which was then known as Monsanto Company (“Old Monsanto”) to hold and operate substantially all of the assets, and assume all of the liabilities of Old Monsanto’s historical chemicals business. Pharmacia spun us off to Pharmacia’s shareholders and we became an independent company in September 1997 (the “Solutia Spinoff”).
On December 17, 2003, we and our 14 U.S. subsidiaries filed voluntary petitions for Chapter 11 to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the “Legacy Liabilities”) and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff. On February 28, 2008 (the “Effective Date”), we consummated our reorganization and emerged from bankruptcy pursuant to our Fifth Amended Joint Plan of Reorganization (the “Plan”). See Note 1 — Background — to the accompanying consolidated financial statements for additional discussion of our changes in capitalization relating to this event.
Significant Strategic and Operational Developments in 2008
In the second quarter of 2008, we announced plans to expand our PVB (Polyvinyl Butyral) resin manufacturing operations at our facility located in Springfield, Massachusetts. PVB resin is the key raw material used in the manufacturing of our plastic interlayer product marketed under our SAFLEX® brand. The expansion was completed in the fourth quarter of 2008. Also in 2008, we announced the opening of a third extrusion line to be used for the production of our SAFLEX® plastic interlayer at our facility in Ghent, Belgium. Both of these capacity expansions were necessary to meet the expected needs of our customers.
In the fourth quarter of 2008, we ceased the production of a variety of rubber chemicals at our facility in Ruabon, Wales, United Kingdom (the “Ruabon Facility”), including SANTOGARD® pre-vulcanization inhibitors, PERKACIT® DPG, which is used as a secondary accelerator in the rubber vulcanization process, and FLECTOL® TMQ and FLECTOL® HPG, which protect against oxidative aging. This action was initiated to limit our exposure in smaller rubber chemical product lines where we are no longer cost competitive. Complete closure of the Ruabon Facility is expected by the end of 2011. Also in the fourth quarter of 2008, in an effort to balance our North America production with local demand, we announced plans to cease production of our SAFLEX® plastic interlayer at our facility in Trenton, Michigan (“Trenton Facility”). The Trenton Facility will continue to supply other SAFLEX® operations with PVB resin.
Consistent with our strategy to focus continuing operations on our specialty chemical and performance materials, in the third quarter of 2008, we initiated a process to divest ourselves of our Integrated Nylon business. Although we believe the transformation of this business from a North American-focused fiber manufacturer into the world’s second largest producer of nylon 6,6 plastics has effectively positioned this business for significant growth, we do not believe the operations, product profitability and long-term strategy of Integrated Nylon are aligned with our specialty businesses. Consequently, we report the operating results of Integrated Nylon as discontinued operations on the accompanying consolidated financial statements. As of the date of our filing of the Form 10-K, our divestiture process continues to progress and we currently anticipate announcing a plan of disposition by the end of the first quarter of 2009.

Segments; Principal Products
Our reportable segments are:
•	Saflex;
•	CPFilms; and
•	Technical Specialties.
The tabular and narrative information contained in Note 18 — Segment Data — to the accompanying consolidated financial statements is incorporated by reference into this section.
Saflex
Saflex is the world’s largest producer of PVB (Polyvinyl Butyral) sheet, a plastic interlayer used in the manufacture of laminated glass for automotive and architectural applications. In addition to PVB sheet, which is mostly marketed under the SAFLEX® brand, we manufacture specialty intermediate PVB resin products sold under the BUTVAR® brand, optical grade PVB resin and plasticizer.
PVB is a specialty resin used in the production of laminated safety glass sheet, an adhesive interlayer with high tensile strength, impact resistance, transparency and elasticity that make it particularly useful in the production of safety glass. Laminated safety glass is predominately produced with PVB sheet and is legislated in all industrialized countries for automobile windshields. Developing countries also use laminated safety glass in automotive windshields although it is not formally legislated. Approximately 40% of sales to the automotive sector are for aftermarket replacement windows. Architectural laminated safety glass is widely used in the construction of modern office buildings, airports, and residential homes. Other applications for PVB resin include non-sheet applications such as wash primers and other surface coatings, specialty adhesive formulations, and inks.
The Saflex business operates facilities in Antwerp, Belgium; Ghent, Belgium; Newport, Wales (U.K.); Santo Toribio, Mexico; Sao Jose dos Campos, Brazil; Singapore; Springfield, Massachusetts; and Trenton, Michigan.

Principal Products

Major End-Use	Major Products		Major	Major Raw	Major	Major End-Use
Markets	Brand	Description	Competitors	Materials	Plants(1)	Applications
CONSTRUCTION AND HOME FURNISHINGS	SAFLEX®	Laminated window glass	DuPont Kuraray Sekisui	Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer	Ghent, Belgium Springfield, MA Santo Toribio, Mexico Suzhou, China Sao Jose dos Campos, Brazil	Products to increase the safety, security, sound attenuation, energy efficiency and ultraviolet protection of architectural glass for residential and commercial structures

VEHICLES	SAFLEX®	Laminated window glass	DuPont Sekisui	Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer	Ghent, Belgium Santo Toribio, Mexico Springfield, MA Trenton, MI Suzhou, China Sao Jose dos Campos, Brazil	Products to increase the safety, security, sound attenuation and ultraviolet protection of automotive glass

(1)
Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes. The major products may pass through other of our plants prior to the final sale to customers.

CPFilms
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
CPFilms operates facilities in Martinsville, Virginia; Canoga Park, California; and Runcorn, U.K.

Principal Products

Major End-Use	Major Products		Major	Major Raw	Major	Major End-Use
Markets	Brand	Description	Competitors	Materials	Plants(1)	Applications
CONSTRUCTION AND HOME FURNISHINGS	LLUMAR® VISTA® GILA®	Professional window films Retail window films	3M Madico Bekaert	Polyester film	Martinsville, VA Runcorn, U.K.	After-market films for solar control, security and safety

VEHICLES	LLUMAR® FORMULA ONE® GILA®	Professional window films Retail window films	Johnson Laminating Garware Commonwealth Laminating NovoMatrix Hanita Coatings	Polyester film	Martinsville, VA Runcorn, U.K.	Products to increase the safety, security, sound attenuation and ultraviolet protection of automotive glass and give vehicles a custom appearance

INDUSTRIAL APPLICATIONS & ELECTRONICS	Metalized films Sputtered films Deep-dyed films Release liners	Components Enhanced polymer films	3M Intellicoat Mitsubishi Southwall VDI Technimet Nitto Denko Toppan	Polyester film Indium tin Precious metals	Martinsville, VA Runcorn, U.K. Canoga Park, CA	Window films’ tapes, automotive badging, optical and colored filters, shades, reprographics, and packaging uses, computer touch-screens, electroluminescent displays for hand-held electronics and watches, and cathode ray tube and LCD monitors

(1)
Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes. The major products may pass through other of our plants prior to the final sale to customers.

Technical Specialties
Technical Specialties is our specialty chemicals segment which includes the manufacture and sale of chemicals for the rubber industry, heat transfer fluids and aviation hydraulic fluids.
Chemicals for the rubber industry help cure and protect rubber, impart desirable properties to cured rubber, increase durability, and lengthen product life. These products play an important role in the manufacture of tires and other rubber products such as belts, hoses, seals and footwear.
We manufacture more than 50 different products for the rubber chemicals industry which are classified into two main product groups: vulcanizing agents, principally insoluble sulfur, and rubber chemicals. Insoluble sulfur is a key vulcanizing agent manufactured predominantly for the tire industry. We are the world’s leading supplier of insoluble sulfur and market under the trade name of CRYSTEX®. We have three product groups within rubber chemicals: antidegradants, accelerators, and other rubber chemicals.
THERMINOL® heat transfer fluids used for indirect heating or cooling of chemical processes in various types of industrial equipment and in solar energy power systems. The fluids provide enhanced pumping characteristics because they remain thermally stable at high and low temperatures.

SKYDROL® brand aviation hydraulic fluids and SKYKLEEN® brand of aviation solvents are supplied across the aviation industry. The SKYDROL® line includes fire-resistant hydraulic fluids, which are used in more than half of the world’s commercial aircraft.
Our rubber chemicals products are manufactured at 15 facilities worldwide: eight in Europe, three in North America, two in South America and two in Asia. Heat transfer fluids are manufactured in Anniston, Alabama; Alvin, Texas (Chocolate Bayou); Newport, Wales (U.K.); and Sao Jose dos Campos, Brazil. Aviation Fluids are manufactured in Anniston, Alabama.
Principal Products

Major End-Use	Major Products		Major	Major Raw	Major	Major End-Use
Markets	Brand	Description	Competitors	Materials	Plants(1)	Applications
RUBBER CHEMICALS	CRYSTEX® SANTOFLEX® SANTOCURE® PERKACIT®	Insoluble Sulfur Antidegradant Primary and ultra accelerators	Lanxess Chemtura Shikoku Oriental Carbon Chemicals Limited (India) NCC Sinorgchem	Benzene derivatives Ketones Sulfur CS2 Napthenic processing oil	Antwerp, Belgium Itupeva, Brazil Kashima, Japan Monogahela, PA Lemoyne, AL Nienburg, Germany Kuantan, Malaysia Sauget, IL Sete, France Termoli, Italy Sao Jose dos Campos, Brazil	Products critical to the manufacture of finished rubber as they increase the productivity of the manufacturing process and the quality of the end product with improved resilience, strength and resistance to wear and tear. Primary application is in the production of tires

CAPITAL EQUIPMENT	THERMINOL®	Heat transfer fluids	Dow	Benzene Phenol	Anniston, AL Newport, U.K.	Heat transfer fluids for a wide variety of manufacturing and refining uses

AVIATION & TRANSPORTATION	SKYDROL® SKYKLEEN®	Aviation hydraulic fluids Aviation solvents	ExxonMobil	Phosphate esters	Anniston, AL	Hydraulic fluids for commercial aircraft, and environmentally friendly solvents for aviation maintenance

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
We maintain inventories of finished goods, goods in process and raw materials to meet customer requirements and our scheduled production. In general, we do not manufacture our products against a backlog of firm orders; we schedule production to meet the level of incoming orders and the projections of future demand. However, in the Saflex segment, a large portion of sales for 2008 were pursuant to volume commitments. We do not have material contracts with the government of the United States or any state, local or foreign government. In 2008, no single customer or customer group accounted for 10 percent or more of our net sales.
Our second and third quarters are typically stronger than our first and fourth quarters because sales of window films are stronger in the spring and summer.
Competition
The global markets in which our businesses operate are highly competitive. We expect competition from other manufacturers of the same products and from manufacturers of different products designed for the same uses as our products to continue in both U.S. and international markets. Depending on the product involved, we encounter various types of competition, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, we regard our principal product groups as competitive with many other products of other producers and believe that we are an important producer of many of these product groups. For additional information regarding competition in specific markets, see the charts under “Segments: Principal Products” above.
Raw Materials and Energy Resources
We buy large amounts of commodity raw materials and energy resources, including benzene, vinyl acetate, polyvinyl alcohol, 2-ethyl hexanol and natural gas. We typically buy major requirements for key raw materials pursuant to contracts with average contractual periods of one to four years. We obtain certain important raw materials from a few major suppliers. In general, in those cases where we have limited sources of raw materials, we have developed contingency plans to the extent practicable to minimize the effect of any interruption or reduction in supply. However, we also purchase raw materials from some single source suppliers in the industry and in the event of an interruption or reduction in supply, might not be able to mitigate any negative effects.
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
Intellectual Property
We own a large number of patents that relate to a wide variety of products and processes and have pending a substantial number of patent applications. We also own and utilize across our business segments a significant amount of valuable technical and commercial information that is highly proprietary and maintained as a trade secret. In addition, we are licensed under a small number of patents owned by others. We own a considerable number of established trademarks in many countries as well as related internet domain names under which we market our products. This intellectual property in the aggregate is of material importance to our operations and to our various business segments.
Research and Development
Research and development constitute an important part of our activities. Our expenses for research and development amounted to $19 million in 2008, $26 million in 2007 and $20 million in 2006, or about 1.5 percent of sales on average. We focus our expenditures for research and development on process improvements and selected product development.
Our research and development programs in the Saflex segment include new products and processes for the window glazing and photovoltaic markets. An interlayer for the photovoltaic market has been commercialized. A new super-wide privacy interlayer has been introduced. Acoustic safety interlayers have been introduced to both the automotive and architectural markets. New process technology for super-wide SAFLEX® sheets has been started up in our Ghent, Belgium facility. Significant progress was achieved in developing new interlayers and efficient lamination processes for thin film photovoltaic cells.

Our research and development programs in the CPFilms segment include new products for the window glazing markets. Window films that mitigate or enhance the reception of electronic signals through windows continue to be developed. New products using advances in exterior coatings, adhesive formulations, and nanoparticle technologies are being commercialized.
Our research and development programs in the Technical Specialties segment include new products for the specialty chemicals markets and emphasize the balance between manufacturing cost reduction and capacity expansion in our rubber chemical business. In 2008, a significant portion of CRYSTEX® sales in our Technical Specialties segment were for our new high dispersion insoluble sulfur product which performs better in the tire manufacturing process than competing products. A new heat transfer fluid has been commercialized and a new aviation fluid is in flight service evaluation. We have made significant progress in cost reduction through process optimization and energy reduction across most of our rubber chemical product lines.
Environmental Matters
The narrative appearing under “Environmental Matters” in Item 7 below is incorporated by reference.
Employee Relations
On December 31, 2008, we had approximately 3,700 employees worldwide: with U.S. employees constituting 54 percent of the total number of employees. Approximately 450 of the European employees are represented by the union delegation. Approximately 31 percent of our U.S. workforce is currently represented by various labor unions with local agreements that expire between July 2009 and February 2013, at our following sites: Anniston, Alabama; Sauget, Illinois; Springfield, Massachusetts; and Trenton, Michigan.
Each of our U.S. labor unions (except at the Monongahela, Pennsylvania site) ratified new five-year collective bargaining agreements in 2005 which set pension and health and welfare benefits for our employees who are represented by the labor unions at the above sites. In the U.S., local agreements cover wages and working conditions. The collective bargaining agreement for the Monongahela, Pennsylvania site includes wages, working conditions, retirement and health & welfare benefits.
International Operations
We are engaged in manufacturing, sales and research and development in areas outside the United States. Approximately 74 percent of our consolidated sales from continuing operations for the year ended December 31, 2008 were made into markets outside the United States, including Europe, Canada, Latin America and Asia.
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

Executive Officers
The following table shows information about our executive officers as of February 19, 2009:

	Year First Became an
Name, Age and Position	Executive Officer of	Other Business Experience Since
with Solutia	Solutia	At Least January 1, 2004
Jeffry N. Quinn, 50 President, Chief Executive Officer and Chairman of the Board	2003
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

James M. Sullivan, 48 Executive Vice President, Chief Financial Officer and Treasurer	2004
Executive Vice President, Chief Financial Officer and Treasurer since 2009. Mr. Sullivan served as Senior Vice President, Chief Financial Officer and Treasurer from 2004 through 2009 and as Vice President and Controller from 1999 through 2004.

Luc De Temmerman, 54 Executive Vice President, Growth and Development	2003
Executive Vice President, Growth and Development since 2009. Mr. De Temmerman served as Senior Vice President and President, Performance Products from 2005 to 2009. Mr. De Temmerman is a long-time Solutia employee who has previously served as Senior Vice President and Chief Operating Officer from 2004 through 2005; Vice President and General Manager, Performance Products, from 2003 through 2004; Worldwide Commercial Director for Laminated Glazing Products and Services, from 2001 through 2002.

James R. Voss, 42 Executive Vice President, Global Operations	2005
Executive Vice President, Global Operations since 2009. Mr. Voss served as Senior Vice President and President, Flexsys from 2007 through 2009 and as Senior Vice President, Business Operations from 2005 through 2007. Mr. Voss served as Senior Vice President and Chief Administrative Officer of Premcor Inc., an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States, from 2000 through 2005. Premcor Inc. is now owned by Valero Energy Corp.

Kent J. Davies, 45 Senior Vice President and President, CPFilms	2006
Senior Vice President and President, CPFilms since January 2006. Mr. Davies previously served as Senior Vice President, Marketing, R&D and Regulatory, for United Industries Corp., a global consumer products company, from 2002 through 2005 and Senior Vice President, Marketing of United Industries Corp., from 2001 through 2002.

Robert T. DeBolt, 48 Senior Vice President, Business Operations	2007
Senior Vice President, Business Operations since 2007. Mr. DeBolt served as Vice President of Corporate Strategy from 2005 to 2007 and as the Controller for Integrated Nylon from 2003 through 2004. Prior thereto, Mr. DeBolt was responsible for accounting at all of our manufacturing facilities.

Paul J. Berra, III, 40 Senior Vice President, General Counsel, and Chief Administrative Officer	2008
Senior Vice President, General Counsel, and Chief Administrative Officer since 2008. Mr. Berra served as Vice President, Government Affairs and Communications from 2006-2008. Mr. Berra joined Solutia in 2003 as Assistant General Counsel, Human Resources, and added government affairs responsibilities the following year. Prior to joining Solutia, Mr. Berra served as Corporate Counsel at Premcor Inc.

Timothy J. Spihlman, 37 Vice President and Corporate Controller	2004
Vice President and Corporate Controller since 2004 and Director, Corporate Analysis and Financial Reporting from 2002 through 2004. Previously, Mr. Spihlman served as Vice President of Finance at CoreExpress, Inc. from 2000 until 2002 and was a public accountant with Ernst & Young from 1993 until 2000.

The above listed individuals are elected to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

Internet Access to Information
Our Internet address is www.solutia.com. We make available free of charge through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). All of these materials may be accessed from the “Investors” section of our website, www.solutia.com. These materials may also be accessed through the SEC’s website (www.sec.gov) or in the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS
IN EVALUATING US, CAREFUL CONSIDERATION SHOULD BE GIVEN TO THE RISK FACTORS SET FORTH BELOW, AS WELL AS THE OTHER INFORMATION SET FORTH IN THIS ANNUAL REPORT ON FORM 10-K. ALTHOUGH THESE RISK FACTORS ARE MANY, THESE FACTORS SHOULD NOT BE REGARDED AS CONSTITUTING THE ONLY RISKS ASSOCIATED WITH OUR BUSINESSES. EACH OF THESE RISK FACTORS COULD ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND/OR FINANCIAL CONDITION. IN ADDITION TO THE FOLLOWING DISCLOSURES, PLEASE REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT INCLUDING THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. UNLESS OTHERWISE NOTED, ALL RISK FACTORS LISTED BELOW SHOULD BE CONSIDERED ATTRIBUTABLE TO ALL OUR OPERATIONS INCLUDING ALL OPERATIONS CLASSIFIED AS DISCONTINUED.
RISKS RELATED TO OUR EMERGENCE FROM BANKRUPTCY
Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court
In connection with the Plan of Reorganization process, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon emergence from bankruptcy. We filed projected financial information with the Bankruptcy Court most recently on October 22, 2007 and furnished it to the SEC, and as part of the disclosure statement approved by the Bankruptcy Court. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections for a variety of reasons, including the fact that given our recent emergence from bankruptcy we have adopted the provisions of AICPA SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), regarding fresh-start accounting. As indicated in the disclosure statement, the projections applied fresh-start accounting provisions. However, these projections were limited by the information available to us as of the date of the preparation of the projections. Therefore variations from the projections may be material. The projections have not been incorporated by reference into this report and neither these projections nor any version of the disclosure statement should be considered or relied upon in connection with the purchase of our Common Stock.
Because our consolidated financial statements reflect fresh-start accounting adjustments made upon emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Plan of Reorganization, financial information in our future financial statements will not be comparable to our financial information from prior periods
Upon our emergence from Chapter 11, we adopted fresh-start accounting in accordance with SOP 90-7, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start accounting the accumulated deficit has been eliminated. In addition to fresh-start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan of Reorganization. Thus, our future statements of financial position and statements of operations data will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations data for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the reorganization. The lack of comparable historical information may discourage investors from purchasing our Common Stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY
Continued Extreme Disruption in Global Financial Markets and Sustained Weakening in our Markets Could Significantly Impact our Results of Operations, Liquidity and Long Term Anticipated Growth Rate
As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption recently, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products, our ability to procure necessary raw materials from suppliers, our ability to secure credit from our suppliers at terms granted to us historically and our ability to collect from our customers amounts due on trade receivables at terms previously experienced by us. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending that impact the construction, home furnishings, automotive, rubber chemicals and aviation and transportation markets. The weakening of these markets, if not temporary, could significantly impact our results of operations, our liquidity, our long-term anticipated growth rate and/or our ability to complete the sale of our Integrated Nylon business. Further, stemming from our recent emergence from bankruptcy, the carrying amount of our goodwill and intangible assets was established at fair value as of February 28, 2008 and therefore is more susceptible to impairment if business operation results and/or macroeconomic conditions deteriorate. Impairment charges, if any, could be material to our results of operations. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. However, if macroeconomic conditions continue to worsen, it is possible these factors could result in a decline in our future profitability and cash from operating activities.
Our Operations Are Restricted by Our Credit Facilities and Could be Impacted by the Failure of Our Lenders to Perform
Our credit facilities include a number of significant restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:
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
The Prices of Raw Materials and Energy We Require to Produce Our Products Are Volatile and Could Significantly Impact Our Operating Margins
We purchase large amounts of commodity raw materials, including natural gas, propylene, cyclohexane and benzene. Temporary shortages or over supply of these raw materials and energy sources may occasionally occur. We typically purchase major requirements for key raw materials under medium-term contracts. Pricing under these contracts may fluctuate as a result of unscheduled plant interruptions, United States and worldwide market conditions and government regulation. Raw materials and energy costs reached all time high price levels during the third quarter of 2008, but during the fourth quarter of 2008 an unprecedented decline in prices to near historical lows were driven by the extreme disruption in the global demand profile. Volatile raw material and energy costs could significantly impact our operating margins in the future. See also Business — Raw Materials and Energy Resources.
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

•	Certain levels of indebtedness may make us less attractive to potential acquirors or acquisition targets.
•
Certain levels of indebtedness may limit our flexibility to adjust to changing business and market conditions, and make us more vulnerable to downturns in general economic conditions as compared to competitors that may be less leveraged.

•	As described in more detail above, the documents providing for our indebtedness contain restrictive covenants that may limit our financing and operational flexibility.
Furthermore, our ability to satisfy our debt service obligations will depend, among other things, upon fluctuations in interest rates, our future operating performance and ability to refinance indebtedness when necessary. These factors depend partly on economic, financial, competitive and other factors beyond our control. We have hedged a significant portion of our variable rate debt with derivative instruments. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures, pension funding obligations and investments in research and development. In addition, if we need to refinance our debt, obtain additional financing or sell assets or equity, we may not be able to do so on commercially reasonable terms, if at all. Finally, counterparties to our derivative instruments may not be able to honor their contractual obligations.

Turnover in the Senior Management Team and Losses of Other Key Personnel Could Have a Significant Adverse Effect on Our Results of Operations
The services of our senior management team, as well as other key personnel, will be critical to the successful implementation of our business strategies going forward. If the terms of incentive compensation programs are not adequate, we may have difficulty retaining current senior management and other key personnel and be unable to hire qualified personnel to fill any resulting vacancies, which could have a significant adverse effect on our results of operations.
We Operate in a Highly Competitive Industry That Includes Competitors with Greater Resources Than Ours
The markets in which we compete are highly competitive. Competition in these markets is based on a number of factors, such as price, product, quality and service. Some of our competitors may have greater financial, technological and other resources and may be better able to withstand changes in market conditions. In addition, some of our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than us. Consolidation of our competitors or customers may also adversely affect our businesses. Furthermore, global competition and customer demands for efficiency will continue to make price increases difficult.
We Operate in Cyclical Business Segments and Our Financial Results Are Likely to Fluctuate Accordingly
We operate in cyclical business segments. Specifically, a substantial portion of our sales are to customers involved, directly or indirectly, in the housing and automotive industries, both of which are, by their nature, cyclical industries. A downturn in either or both of these industries would and has resulted in lower demand for our products among customers involved in those industries and a reduced ability to pass on cost increases to these customers.
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
In the future, we may have to rely on litigation to enforce our intellectual property rights and contractual rights. In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we had been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable period of time. If we are unable to obtain licenses on reasonable terms, we may be forced to cease selling or using any of our products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and may be time-consuming. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of some of our resources. Our intellectual property rights may not have the value that we believe them to have, which could result in a competitive disadvantage or adversely affect our business and financial performance. See also Business — Intellectual Property.

Legal Proceedings including proceedings related to environmental and other regulatory obligations may have a materially negative impact on our future results of operations
We have been, and may in the future be, subject to various lawsuits and other legal proceedings, including proceedings related to our environmental and other regulatory obligations. As a manufacturer of chemical-based materials, we may become subject to litigation alleging personal injury, or product liability associated with our products and businesses. Adverse judgments or rulings against us in these legal proceedings, or the filing of additional environmental or other damage claims against us, may have a materially negative impact on our future results of operations, cash flows and financial condition. Additionally, we may incur significant administrative and legal costs associated with defending or settling litigation.
The Applicability of Numerous Environmental Laws to Our Manufacturing Facilities Could Cause Us to Incur Material Costs and Liabilities
We are subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and the distribution of chemical substances. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal and related governmental approvals. Our operations entail the risk of violations of these laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.
In addition, these requirements and their enforcement may become more stringent in the future. Non-compliance with such future requirements could subject us to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. Future requirements may also result in our making significant site or operational modifications at substantial cost. Future regulatory and enforcement developments could also restrict or eliminate our ability to continue to manufacture certain products or could require us to make modifications to our products.
At any given time, we are involved in litigation, administrative proceedings and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with contaminated sites, natural resource damages, property damages and personal injury. For example, natural resource trustees have asserted certain natural resource damage claims against us principally relating to our Anniston and Sauget facilities, the liability for which we share with Monsanto pursuant to our Plan of Reorganization. The natural resource trustees have estimated the value of the natural resource damages at between $366 million and $604 million; we dispute these estimates and have received estimates from third party experts of $14 million to $51 million for such asserted damages. These damage estimates are preliminary and subject to change and do not take into account reductions to damages possible through projects to restore natural resources. We may be required to spend substantial sums to defend or settle these and other actions, to pay any fines levied against us or satisfy any judgments or other rulings rendered against us and such sums may be material.
Under certain environmental laws, we can be held strictly liable for hazardous substance contamination at real property we have owned, operated or used as a disposal site or for natural resource damages associated with such contamination. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party can be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. As described in more detail above and in the following paragraph, we could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims as a result of hazardous substance contamination.
We have made and will continue to make substantial expenditures for environmental and regulatory compliance and remediation projects. The substantial amounts that we may be required to spend on environmental capital projects and programs could cause substantial cash outlays and, accordingly, could have a material effect on our consolidated financial position, liquidity and profitability or limit our financial and operating flexibility. In addition, although we believe that we have correctly budgeted and, to the extent appropriate under applicable accounting principles, reserved for these amounts, factors beyond our control may render these budgeted and reserved amounts inadequate. These factors include changing governmental policies and regulations; the commencement of new governmental proceedings or third party litigation regarding environmental remediation; new releases of hazardous substances that result in personal injury, property damage or harm to the environment; and the discovery of unknown conditions of contamination or unforeseen problems encountered in the environmental remediation programs.

Our recent Chapter 11 case was caused, in significant part, by an accumulation of legacy liabilities, including, among others, “legacy environmental liability” arising from historical operations of Pharmacia prior to the Solutia spin-off. In the course of the Chapter 11 case we achieved a substantial reallocation of the risk from these legacy liabilities. In particular, pursuant to the settlement agreement entered into between Monsanto and us, Monsanto agreed to be financially responsible for remediation costs and other environmental liabilities for sites owned, operated or used by Pharmacia but never owned, operated or used by us after the Solutia spin-off; to share liabilities with respect to offsite areas at the Sauget and Anniston plant sites; and to be financially responsible for personal injury and property damage claims associated with exposures to hazardous substances arising from legacy Pharmacia operations (so-called “Legacy Toxic Tort Claims”). If Monsanto and/or Pharmacia fail to honor their respective obligation with respect to such remediation costs or Legacy Toxic Tort Claims, we could become responsible for some or all of such liabilities except for the remediation costs and other environmental liabilities for sites owned, operated or used by Pharmacia but never owned, operated or used by us for which Solutia received a discharge under the Plan which liabilities could be material. See also Management’s Discussion and Analysis — Environmental Matters.
We Face Currency and Other Risks Associated with International Sales
We generate significant revenue from export sales, as well as from operations conducted outside the United States. Operations outside the United States expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, foreign tax laws, shipping delays, and economic and political instability. For example, violations of U.S. export controls could result in fines and the suspension or loss of export privileges which would adversely affect our results of operations and financial conditions.
The functional currency of each of our non-U.S. operations is generally the local currency. Exchange rates between some of these currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. It is possible that fluctuations in foreign exchange rates will have a negative effect on our results of operations.
Many of Our Products and Manufacturing Processes Are Subject to Technological Change and Our Business Will Suffer if We Fail to Keep Pace
Many of the markets in which our products (and their corresponding manufacturing processes) compete are subject to technological change and new product introductions and enhancements. We must continue to enhance our existing products and to develop and manufacture new products with improved capabilities to continue to be a market leader. We must also continue to make improvements in our manufacturing processes and productivity to maintain our competitive position. When we invest in new technologies, processes or production facilities, we will face risks related to construction delays, cost over-runs and unanticipated technical difficulties related to start-up. Our inability to anticipate, respond to, capitalize on or utilize changing technologies could have an adverse effect on our consolidated results of operations, financial condition and cash flows in any given period.
Significant Payments May Be Required to Maintain the Funding of Our Domestic Qualified Pension Plan
We maintain a qualified pension plan under which certain of our employees and retirees are entitled to receive benefits. Although we have frozen future benefit accruals under our U.S. pension plan, significant liabilities still remain. In order to fund the pension plan, we made significant contributions to the pension plan in 2008 amounting to approximately $57 million and will have to fund more going forward. We may be unable to obtain financing to make these pension plan contributions. In addition, even if financing for these contributions is obtained, the funding obligations and the carrying costs of debt incurred to fund the obligations could have a significant adverse effect on our results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease the property in which our headquarters is located in St. Louis County, Missouri. Our principal European offices are located in Louvain-la-Neuve, Belgium, on land leased from the University of Louvain. Information about our major manufacturing locations worldwide and segments that used these locations as of February 1, 2009, appears under “Segments; Principal Products” in Item 1 of this report and is incorporated herein by reference.
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
We have a master operating agreement with Monsanto which covers multiple sites. At each of the two Monsanto facilities listed above, we are the guest at the facility and Monsanto is the operator of the facility. The initial term of the master operating agreement with Monsanto has 10 years remaining. After the initial term, the term of the master operating agreement for each facility continues indefinitely unless either party terminates on at least 24 months’ prior written notice. The master operating agreement also provides that, under certain circumstances, either the operator or the guest may terminate the operating agreement before the expiration of the applicable term. We operate several facilities for other third parties on our sites, principally within the Sauget, Illinois; Newport, Wales (U.K.); and Springfield, Massachusetts sites under long-term lease and operating agreements.
Mortgages on our plants at the following locations constitute a portion of the collateral securing our Term Loan and Revolver credit facilities: Springfield, Massachusetts; Trenton, Michigan; Martinsville, Virginia; Decatur, Alabama; Greenwood, South Carolina; Alvin (Chocolate Bayou), Texas; and Pensacola, Florida. The last four plants listed are part of our Integrated Nylon business which we have classified as discontinued operations.
ITEM 3. LEGAL PROCEEDINGS
Litigation
We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for money damages.
Except for the potential effect of an unfavorable outcome with respect to our Legacy Tort Claims Litigation, it is our opinion that the aggregate of all claims and lawsuits will not have a material adverse impact on our consolidated financial statements.
Legacy Tort Claims Litigation
Pursuant to the Amended and Restated Settlement Agreement effective February 28, 2008, entered into by Solutia and Monsanto in connection with our emergence from Chapter 11 (the “Monsanto Settlement Agreement”), Monsanto is responsible to defend and indemnify Solutia for any Legacy Tort Claims as that term is defined in the agreement, while Solutia retains responsibility for tort claims arising out of exposure occurring after the Solutia Spinoff. Solutia or Flexsys have been named as defendants in the following actions, and have submitted the matters to Monsanto as Legacy Tort Claims. However, to the extent these matters relate to post Solutia Spinoff exposure or such matters are not within the meaning of “Legacy Tort Claims” within the Monsanto Settlement Agreement, we would potentially be liable. All claims in the Flexsys tort litigation matters described below concern alleged conduct occurring while Flexsys was a joint venture of Solutia and Akzo Nobel, and any potential damages in these cases would be evenly apportioned between Solutia and Akzo Nobel. In addition to the below actions, Monsanto has sought indemnity from us for certain tort and workers’ compensation claims in which Monsanto has been named a defendant. We have rejected such demand pursuant to the Monsanto Settlement Agreement. There are no pending legal actions regarding these alleged indemnification rights.

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
Upon assessment of the terms of the Monsanto Settlement Agreement and other defenses available to us, we believe the probability of an unfavorable outcome on the Putnum County, West Virginia and Escambia County, Florida litigation is remote and, accordingly, we have not recorded a loss contingency. Nonetheless, if it were subsequently determined these matters are not within the meaning of “Legacy Tort Claims,” as defined in the Monsanto Settlement Agreement, or other defenses to us were unsuccessful, it is reasonably possible we would be liable for an amount which cannot be estimated but which could have a material adverse effect on our consolidated financial statements.
Solutia Inc. Employees’ Pension Plan Litigation
Since October 2005, current or former participants in Solutia’s Pension Plan (the “Plan”) have filed three class actions alleging the company’s cash balance pension plan is discriminatory based upon age and the lump sum values of individual account balances in the Solutia Plan have been, and continue to be, miscalculated. Neither Solutia, nor any individual or entity other than the Solutia Plan has been named as a defendant in any of these cases. However, a judgment against the Solutia Plan could result in an increase in the Company’s contributions to the Plan. Two of these cases, captioned Davis, et al. v. Solutia, Inc. Employees’ Pension Plan and Hammond, et al. v. Solutia, Inc. Employees’ Pension Plan, are still pending against the Plan, and were consolidated in September 2006 with similar cases pending in the Southern District of Illinois against Monsanto Company and Monsanto Company Pension Plan (Walker et al. v. The Monsanto Pension Plan, et al.) and Pharmacia Cash Balance Pension Plan, Pharmacia Corporation, Pharmacia and Upjohn, Inc., and Pfizer Inc. (Donaldson v. Pharmacia Cash Balance Pension Plan, et al.).
A Consolidated Class Action Complaint was filed by all of the plaintiffs in the consolidated case on September 4, 2006. The plaintiffs alleged in the Complaint three separate causes of action against the Solutia Plan: (1) the Plan violates ERISA by terminating interest credits on Prior Plan Accounts at the age of 55; (2) the Plan is improperly backloaded in violation of ERISA; and (3) the Plan is discriminatory on the basis of age. The plaintiffs seek to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Plan. The court has dismissed plaintiffs’ claims that the Plan is improperly backloaded in violation of ERISA, and that the Plan is discriminatory on the basis of age.
By consent of the parties, the court certified a class in September 2007 against the Solutia Plan only with respect to plaintiffs’ claim that the Plan violates ERISA by terminating interest credits on Prior Plan Accounts at the age of 55. Discovery has been completed, and the parties filed their motions for summary judgment with respect to liability in July 2008. The motions are pending, and a decision on liability is expected sometime in the first half of 2009. The amount of a potential loss, if any, is not currently determinable.

Department of Justice Investigations
We received two grand jury subpoenas from the Antitrust Division of the United States Department of Justice (the “DOJ”). The first subpoena, which we received in April 2006, relates to the DOJ’s investigation of potential antitrust violations in the adipic acid industry. We are fully cooperating with the DOJ in this investigation. The second subpoena, which we received in September 2007, pertains to the DOJ’s investigation of potential antitrust violations in the sodium tripoloyphosphate (“STPP”) industry. During the relevant time period of the subpoena, we were an owner of Astaris LLC, a 50/50 joint venture with FMC Corporation, which manufactured and marketed phosphorus-based products, including STPP. We and our joint venture partner sold substantially all of the assets of Astaris in November 2005 to Israel Chemicals Limited, and we have not since engaged in the STPP business. In late 2008, we received notice that the DOJ closed its investigation into the STPP business with no action taken with respect to Astaris or Solutia.
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
We did not submit any matters to our security holders during 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “SOA”.
Prior to December 17, 2003, our old common stock traded on the NYSE under the symbol “SOI” until trading was halted after our Chapter 11 bankruptcy filing. Our new common stock traded on a “when-issued” basis on the NYSE from December 20, 2007 until shortly after our emergence from Chapter 11 on February 28, 2008, at which time our new common stock began trading on a “regular way” basis. Upon emergence, all of our old common stock was cancelled in accordance with the Plan.
Because the value of one share of our old common stock bears no relation to the value of one share of our new common stock, only the trading prices of our new common stock following our listing on the NYSE are set forth below.
The following table sets forth the high and low sales prices per share of our new common stock for the period from February 28, 2008 through December 31, 2008.

2008	High	Low
First Quarter (February 28, 2008 through March 31, 2008)	$15.97	$10.06
Second Quarter	$15.49	$11.09
Third Quarter	$17.29	$12.38
Fourth Quarter	$13.61	$3.64
On January 31, 2009, we had 15,867 registered shareholders.
No dividends were paid by us in the two months ended February 29, 2008 or in 2007 since we were prohibited by both the U.S. Bankruptcy Code and the DIP credit facility from paying dividends to shareholders. No dividends were paid by us in the ten months ended December 31, 2008 and we have no current plans to do so.
Purchases of Equity Securities by the Issuer

			Total Number of	Approximate Dollar
			Shares Purchased as	Value (in millions)
	Total Number of		Part of Publicly	that May Yet Be
	Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	Per Share (2)	Programs	Plans or Programs
October 1–31, 2008	0	$0.00	0	$0
November 1–30, 2008	424	$4.77	0	$0
December 1–31, 2008	7,962	$4.06	0	$0
Total	8,116	$4.09	0	$0

(1)	Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2)
Average price paid per share reflects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

Stock Performance Graph
The following graph shows the cumulative total stockholder returns (assuming reinvestment of dividends) following assumed investment of $100 in shares of new common stock that were outstanding on February 28, 2008, the date of our emergence from Chapter 11 bankruptcy. The indices shown below are included for comparative purposes only and do not necessarily reflect our opinion that such indices are an appropriate measure of the relative performance of our new common stock. Data for periods prior to February 28, 2008 is not shown because of the period we were in Chapter 11 bankruptcy and the financial results of the Successor are not comparable with the results of the Predecessor.

ITEM 6. SELECTED FINANCIAL DATA
Financial Summary

	Ten Months	Two Months
	Ended	Ended
(Dollars and shares in millions, except per	December 31,	February 29,	Twelve Months Ended December 31,
share amounts)	2008	2008	2007	2006	2005	2004
Operating Results:
Net Sales	$1,775	$335	$1,643	$1,064	$1,003	$941
Gross Profit	364	93	380	268	216	145
As percent of net sales	21%	28%	23%	25%	22%	15%
Operating Income (Loss) (1)	111	48	135	64	14	(55)
As percent of net sales	6%	14%	8%	6%	1%	(6)%
Income (Loss) from Continuing Operations Before Taxes	(1)	1,466	(239)	(42)	11	(257)
Income (Loss) from Continuing Operations (2)	(14)	1,252	(256)	(60)	2	(250)
Income (Loss) from Discontinued Operations, net of tax	(654)	202	48	62	9	(70)
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	—	—	(3)	—
Net Income (Loss)	(668)	1,454	(208)	2	8	(320)

Per Share Data:
Basic and Diluted Earnings (Loss) per Share from Continuing Operations (2)	$(0.19)	$11.98	$(2.45)	$(0.57)	$0.02	$(2.39)
Weighted Average Shares Outstanding — Basic and Diluted	74.7	104.5	104.5	104.5	104.5	104.5
Dividends per Share	—	—	—	—	—	—

Financial Position — Continuing Operations:
Total Assets	$3,244	$3,663	$1,832	$1,298	$1,217	$1,247
Liabilities not Subject to Compromise	2,992	3,408	2,019	1,356	930	1,023
Liabilities Subject to Compromise	—	—	1,922	1,849	2,176	2,187
Long-Term Debt (3)	1,359	1,796	359	210	247	285
Shareholders’ Equity (Deficit)	521	1,037	(1,595)	(1,405)	(1,433)	(1,423)

Other Data from Continuing Operations:
Working Capital (4)	$329	$492	$(510)	$(393)	$(31)	$(63)
Interest Expense (5)	132	17	112	77	57	87
Income Tax Expense (Benefit) (6)	13	214	17	18	9	(7)
Depreciation and Amortization	89	11	59	46	40	42
Capital Expenditures	84	15	99	55	49	34
Employees (Year-End)	3,700	3,700	3,700	2,900	3,400	3,300

(1)
Operating income (loss) includes net restructuring (gains)/charges and other items of $102 million in the ten months ended December 31, 2008 and ($2) million in the two months ended February 29, 2008, $41 million in 2007, ($7) million in 2006, $14 million in 2005, and $57 million in 2004.

(2)
Income (loss) from continuing operations includes net restructuring charges and other (gains)/charges of $79 million, or $1.06 per share in the ten months ended December 31, 2008, ($2) million, or ($0.02) per share in the two months ended February 29, 2008, $28 million, or $0.27 per share in 2007, $4 million, or $0.04 per share in 2006, ($37) million, or ($0.35) per share in 2005, and $140 million, or $1.34 per share in 2004.

(3)
Long-term debt excludes $659 million as of December 31, 2007 and $668 million as of December 31, 2006, 2005 and 2004 of debt classified as subject to compromise in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as a result of our Chapter 11 bankruptcy filing in 2003.

(4)	Working capital is defined as total current assets less total current liabilities.

(5)
Interest expense includes the recognition of interest on allowed secured claims as approved by the Bankruptcy Court of $8 million in 2007 and the write-off of debt issuance costs of $1 million in the ten months ended December 31, 2008, $6 million in 2006 and $25 million in 2004 due to either the early repayment or early refinancing of the underlying debt facilities. In addition, interest expense in all periods is affected by interest expense allocated to discontinued operations and in all Predecessor periods for unrecorded contractual interest expense on unsecured debt subject to compromise.

(6)
Income tax expense (benefit) includes an increase (decrease) in valuation allowances of $6 million in the ten months ended December 31, 2008, $(259) million in the two months ended February 29, 2008, $78 million in 2007, $29 million in 2006, $9 million in 2005 and $85 million in 2004.

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
General Business Overview
Headquartered in St. Louis, Missouri, we are a global manufacturer and marketer of a variety of high-performance chemical and engineered materials that are used in a broad range of consumer and industrial applications. We report our operations in three segments: Saflex, CPFilms and Technical Specialties. The major products by reportable segment are as follows:

Reportable Segment	Products
Saflex	•	SAFLEX® plastic interlayer
	•	Specialty intermediate Polyvinyl Butyral resin and plasticizer

CPFilms	•	LLUMAR®, VISTA®, GILA® and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS® professional and retail window films
	•	Other enhanced polymer films for industrial customers

Technical Specialties	•	CRYSTEX® insoluble sulphur
	•	SANTOFLEX® antidegradants
	•	SANTOCURE® and PERKACIT® primary and ultra accelerators
	•	THERMINOL® heat transfer fluids
	•	SKYDROL® aviation hydraulic fluids
	•	SKYKLEEN® brand of aviation solvents
See Note 18 — Segment and Geographic Data — to the accompanying consolidated financial statements for further information regarding our reportable segments.
Summary of Significant 2008 Events
Bankruptcy Proceedings and Emergence from Chapter 11
On February 28, 2008 (the “Effective Date”), we emerged from bankruptcy under the terms of our Fifth Amended Joint Plan of Reorganization which was confirmed by the Bankruptcy Court on November 29, 2007. Also, on the Effective Date we entered into financing agreements with Citigroup Global Markets Inc., Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc. (the “Lenders”) to borrow up to $2.05 billion (the “Financing Agreements”). The Financing Agreements consist of (i) a $450 million senior secured asset-based revolving credit facility which is comprised of a U.S. Facility and a Belgium Facility (“Revolver”), (ii) a $1.2 billion senior secured term loan facility (“Term Loan”) and (iii) a $400 million senior unsecured bridge facility (“Bridge”), which was subsequently repaid through common stock offerings as discussed below.
Consistent with our strategy of establishing an appropriate capital structure, we conducted two common stock offerings in August 2008 resulting in net proceeds of $422 million, which were used to repay our Bridge and provide additional liquidity for operations. The Bridge had a fixed interest rate of 15.50% and its repayment will result in approximately $60 million in annual interest expense savings.
Strategic and Operational Actions
In the second quarter of 2008, we announced plans to expand our PVB (Polyvinyl Butyral) resin manufacturing operation at our facility located in Springfield, Massachusetts. PVB resin is the key raw material used in the manufacturing of our plastic interlayer product marketed under our SAFLEX® brand. The expansion was completed in the fourth quarter of 2008. Also in 2008, we announced the opening of a third extrusion line to be used for the production of our SAFLEX® plastic interlayer at our facility in Ghent, Belgium. Both of these capacity expansions were necessary to meet the expected needs of our customers.

In the fourth quarter of 2008, we ceased the production of a variety of rubber chemicals at our facility in Ruabon, Wales, United Kingdom (the “Ruabon Facility”), including SANTOGARD® pre-vulcanization inhibitors, PERKACIT® DPG, which is used as a secondary accelerator in the rubber vulcanization process, and FLECTOL® TMQ and FLECTOL® HPG, which protect against oxidative aging. This action was initiated to strengthen the profitable, market-leading positions enjoyed by most of our portfolio by our rubber chemical products while taking steps to limit our exposure in smaller product lines where we are no longer cost competitive. Complete closure of the Ruabon Facility is expected by the end of 2011. Also in the fourth quarter of 2008, in an effort to balance our North America production with local demand, we announced plans to cease production of our SAFLEX® plastic interlayer at our facility in Trenton, Michigan (“Trenton Facility”). The Trenton Facility will continue to supply other Saflex operations with PVB resin.
Consistent with our strategy to focus continuing operations on our specialty chemical and performance materials, in the third quarter of 2008, we initiated a process to divest ourselves of our Integrated Nylon business. Although we believe the transformation of this business from a North American-focused fiber manufacturer into the world’s second largest producer of nylon 6,6 plastics has effectively positioned this business for significant growth, we do not believe the operations, product profitability and long-term strategy of Integrated Nylon are aligned with our specialty businesses. Consequently, we have classified the assets and liabilities of Integrated Nylon as held for sale and reported the operating results as discontinued operations on the accompanying consolidated financial statements. As of the date of filing, our divestiture process continues to progress and we anticipate announcing a plan of disposition by the end of the first quarter of 2009.
Combined Yearly Financial Results of the Predecessor and Successor
Our emergence from bankruptcy resulted in our adoption of fresh-start accounting on February 29, 2008. In accordance with Generally Accepted Accounting Principles, the accompanying Consolidated Statements of Operations and Cash Flows presents the results of operations and the sources and uses of cash for (i) the two months ended February 29, 2008 of the Predecessor and (ii) the ten months ended December 31, 2008 of the Successor. However, for purposes of management’s discussion and analysis of the results of operations and the sources and uses of cash in this Form 10-K, we have combined the current year results of operations for the Predecessor and the Successor. The results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the emergence from bankruptcy. This combined presentation is being made solely to explain the changes in results of operations for the periods presented in the financial statements. We also compare the combined results of operations and the sources and uses of cash for the twelve months ended December 31, 2008 with the corresponding period in the prior years.
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
We believe the combined results of operations for the twelve months ended December 31, 2008 provide management and investors with a more meaningful perspective on our ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Further, the use of EBITDA as the earnings metric allows for meaningful analysis across all periods.
Summary Results of Operations
In 2008, we reported sales of $2,110 million, a 28 percent increase over $1,643 million reported in 2007. The increase was driven by the Flexsys acquisition, higher selling prices and favorable currency exchange rate fluctuations, partially offset by modestly lower demand. Gross profit of $457 million in 2008 was 20 percent higher than in 2007. The significant increase is a result of the Flexsys acquisition and the combination of higher selling prices and favorable currencies, which more than offset the higher raw material, energy and freight costs, lower demand and the impacts of fresh-start accounting. Gross profit margin in 2008 decreased to 21.7 percent from 23.1 percent in the prior year, due to the impacts of fresh-start accounting. Selling, general and administrative expenses remained at 13 percent of sales when compared to 2007.

Although we used $393 million of cash from operations in 2008 as compared to usage of $51 million in 2007, cash provided by continuing operations before reorganization activities was $140 million in 2008 versus a cash usage of $16 million in 2007. The increase in cash used from operations in 2008 was due to $300 million in higher cash outflows related to our emergence from bankruptcy and approximately $200 million increase in cash usage from businesses classified as discontinued operations. Our liquidity at December 31, 2008 was $225 million.
Outlook
Beginning in the second half of 2008 and continuing into 2009, global capital and credit markets experienced unprecedented volatility. Further, demand across the global construction, automotive and industrial markets declined sharply in the fourth quarter of 2008 due to a rapid deterioration in the macro-economic environment. Despite unprecedented governmental intervention, businesses have seen their access to capital severely constrained or eliminated, affecting their ability to invest and effectively plan for the future. Individuals and businesses alike have experienced a significant drop in confidence which has impacted current spending patterns and is making the ability to predict future demand very difficult. While the roots of this on-going credit crisis can be traced to the rapid meltdown of the sub-prime market in the U.S., the economic conditions that plagued the U.S. for most of 2008 are now being experienced in all world economies.
Approximately 70 percent of our sales are into the global automotive and construction industries. In the fourth quarter of 2008, our businesses experienced volumes approximately 20 percent lower than those of the fourth quarter of 2007. These lower volumes were most acute in our rubber chemical product lines, due to their high automotive exposure and our CPFilms reportable segment, which manufactures products that are more sensitive to retail spending patterns.
Our current operating premise is that the automotive and construction industries, particularly the domestic and European markets, will experience minimal or negative growth in 2009. Further, the emerging markets will continue to grow, but at slower rates in 2009 versus growth realized in recent years. We expect lower volumes for each of the first three quarters in 2009 versus comparable quarters of 2008. We are premising higher volumes in the fourth quarter of 2009, principally due to the low volumes we experienced in the fourth quarter of 2008. Therefore, we expect 2009 to be a challenging time in terms of sales volumes. We have taken immediate actions to mitigate some of the impact of a weakened demand profile including the freezing of all salary and wages to the extent allowable, deferment in payment of our 2008 management cash incentive plan, suspension of our 2009 management cash incentive plan and employee 401(k) match, reduction of capital expenditures to maintenance levels, closure or idling of certain lines and strict management of working capital. All of these actions will immediately enhance both earnings and cash flow. Furthermore, we have identified incremental and significant cost saving opportunities to further mitigate current events which will be executed throughout 2009. Based on these actions and in spite of the lower expected volumes, we do expect to be able to experience modest margin expansion over 2008 actual results, and expect to generate cash from operations in 2009 in the range of $75 million to $125 million.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimate of certain amounts included in these consolidated financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management has discussed the development, selection and disclosure of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the consolidated financial statements and require assumptions that can be highly uncertain at the time the estimate is made. We consider the following items to be our critical accounting policies:
•	Environmental Remediation

•	Litigation and Other Contingencies

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Impairment of Goodwill and Indefinite-Lived Intangible Assets

•	Pension and Other Postretirement Benefits
We also have other significant accounting policies. We believe that, compared to the critical accounting policies listed above, the other policies either do not generally require estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on the reported results of operations for a given period.
Environmental Remediation
With respect to environmental remediation obligations, our policy is to accrue costs for remediation of contaminated sites in the accounting period in which the obligation becomes probable and the cost is reasonably estimable. Cost estimates for remediation are developed by assessing, among other items, (i) the extent of our contribution to the environmental matter; (ii) the number and financial viability of other potentially responsible parties; (iii) the scope of the anticipated remediation and monitoring plan; (iv) settlements reached with governmental or private parties; and (v) our past experience with similar matters. Our estimate of the environmental remediation reserve requirements typically fall within a range. If we believe no better estimate exists within a range of possible outcomes, in accordance with existing accounting guidance, the minimum loss is accrued. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from third parties.
These estimates are critical because we must forecast environmental remediation activity into the future, which is highly uncertain and requires a large degree of judgment. These reserves include liabilities expected to be paid out over the next fifteen years. Therefore, the environmental reserves may materially differ from the actual liabilities if our estimates prove to be inaccurate, which could materially affect results of operations in a given period. Uncertainties related to recorded environmental liabilities include changing governmental policy and regulations, judicial proceedings, the number and financial viability of other potentially responsible parties, the method and extent of remediation and future changes in technology. Because of these uncertainties, the potential liability for existing environmental remediation reserves may range up to two times the amounts recorded. The estimate for environmental liabilities is a critical accounting estimate for Unallocated and Other.
See “Environmental Matters” on pages 38 — 39 for discussion of the liability for existing environmental remediation reserves related to continuing operations.

Litigation and Other Contingencies
We are a party to legal proceedings involving intellectual property, tort, contract, antitrust, employee benefit, environmental, government investigations and other litigation, claims and legal proceedings. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, accruals for such contingencies are recorded to the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the low end of the range. In addition, we accrue for legal costs expected to be incurred with a loss contingency.
Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, past experience, scientific and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change and could result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals. The estimate for environmental liabilities is a critical accounting estimate for Unallocated and Other.
Income Taxes
As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with inherent uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. We assess the income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities at enacted rates. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The consolidated financial statements include increases in valuation allowances as a result of uncertainty regarding our ability to realize deferred tax assets in the future.
Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Changes in existing tax laws, regulations, rates and future operating results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.
The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are also subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Although we believe the measurement of liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability is reversed and a tax benefit is recognized during the period in which it is determined the liability no longer applies. Conversely, additional tax charges are recorded in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made. The estimate for income taxes is a critical accounting estimate for Unallocated and Other.

Impairment of Long-Lived Assets
Impairment tests of long-lived assets, including finite-lived intangible assets, are made when conditions indicate the carrying value may not be recoverable under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. Our estimate of the cash flows is based on information available at that time including these and other factors: sales forecasts, customer trends, operating rates, raw material and energy prices and other global economic indicators and factors. If an impairment is indicated, the asset value is written down to its fair value based upon market prices or, if not available, upon discounted cash value, at an appropriate discount rate determined by us to be commensurate with the risk inherent in the business model. These estimates are critical because changes to our assumptions used in the development of the impairment analyses can materially affect earnings in a given period and we must forecast cash flows into the future which is highly uncertain and requires a significant degree of judgment. The estimate for impairment of long-lived assets is a critical accounting estimate for all reportable segments.
Impairment of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are reviewed for impairment annually during the fourth quarter under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). However, as required by SFAS No. 142, impairment analyses are performed more frequently if changes in circumstances indicate the carrying value may not be recoverable during the intervening period between annual impairment tests. We perform the review for impairment at the reporting unit level. The impairment assessment is completed by determining the fair values of the reporting units using income and market multiple approaches and comparing those fair values to the carrying values of the reporting units. If the fair value of a reporting unit is less than its carrying value, we then allocate the fair value of the reporting unit to all the assets and liabilities of that reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for this differential. This valuation process involves assumptions based upon management’s best estimates and judgments that approximate the market conditions experienced at the time the impairment assessment is made. These assumptions include but are not limited to earnings and cash flow projections, discount rate and peer company comparability. Actual results may differ from these estimates due to the inherent uncertainty involved in such estimates. The estimate for impairment of goodwill and indefinite-lived intangible assets is a critical accounting estimate for all reportable segments.
Our fourth quarter review concluded that there was no goodwill impairment as of December 31, 2008. However, as is noted elsewhere, demand across the global construction, automotive and industrial markets declined sharply in the fourth quarter of 2008 due to a rapid deterioration in the macro-economic environment (see Outlook for a discussion of our current operating premise for 2009). Should economic conditions continue to deteriorate such that our estimates of future cash flows for each reporting unit are materially impacted and/or our market capitalization were to decline significantly, we would view these events as requiring us to test for impairment on an interim basis. Impairment charges, if any, may be material to our results of operations.
Pension and Other Postretirement Benefits
Under the provisions of SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), measurement of the obligations under the defined benefit pension plans and the other postemployment benefit (“OPEB”) plans are subject to several significant estimates. These estimates include the rate of return on plan assets, the rate at which the future obligations are discounted to value the liability and health care cost trend rates. Additionally, the cost of providing benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation. We typically use actuaries to assist us in preparing these calculations and determining these assumptions. Our annual measurement date is December 31 for both the pension and OPEB plans.
The expected long-term rate of return on pension plan assets assumption was 8.50 percent in 2008 and 8.75 percent in 2007. The expected long-term rate of return on pension plan assets assumption is based on the target asset allocation policy and the expected future rates of return on these assets. A hypothetical 25 basis point change in the assumed long-term rate of return would result in a change of approximately $2 million to pension expense.

The discount rates used to remeasure the pension plans were 6.25 percent at December 31, 2008, 5.75 percent at February 29, 2008 and 6.00 percent at December 31, 2007, and the discount rate to remeasure the other postretirement benefit plans were 6.25 percent at December 31, 2008, 5.50 percent at February 29, 2008 and 5.75 percent at December 31, 2007. We establish our discount rate based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan. A hypothetical 25 basis point change in the discount rate for our pension plans results in a change of approximately $14 million in the projected benefit obligation and no change in pension expense. A hypothetical 25 basis point change in the discount rate for our OPEB plans results in a change of approximately $3 million in the accumulated benefit obligation and no impact to OPEB expense.
We estimated the five-year assumed trend rate for healthcare costs in 2008 to be 9 percent with the ultimate trend rate for healthcare costs grading by 0.5 percent each year to 5 percent by 2016 and remaining at that level thereafter. A 1 percent change in the assumed health care cost trend rate would have changed the postretirement benefit obligation by $2 million as of December 31, 2008 and would have no impact to OPEB expense in 2008. Our costs for postretirement medical benefits are capped for many current retirees and active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.
Results of Operations
Consolidated Solutia

				$		%
				Increase		Increase
	Combined	Predecessor	Predecessor	(Decrease)		(Decrease)
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
(dollars in millions)	2008	2007	2006	2007	2006	2007	2006
Net Sales	$2,110	$1,643	$1,064	$467	$579	28%	54%

Operating Income:
Reportable Segment Profit (a)	$328	$263	$179	$65	$84	25%	47%
Unallocated and Other	(47)	(33)	(27)	(14)	(6)	(42)%	(22)%
Less: Depreciation and Amortization	(100)	(59)	(46)
Less: Equity Earnings from Affiliates, Other Income and Loss on Debt Modification included in Segment Profit and Unallocated and Other	(22)	(36)	(42)

Operating Income	$159	$135	$64	$24	$71	18%	111%

Net Gains (Charges) included in Operating Income	$(100)	$(41)	$7

(a)	See Note 18 to the accompanying consolidated financial statements for description of the computation of reportable segment profit.
The increase in 2008 net sales as compared to 2007 resulted from our acquisition of Akzo Nobel’s 50 percent interest in the Flexsys joint venture, which was completed on May 1, 2007 (the “Flexsys Acquisition”), increased selling prices and the effect of favorable currency exchange rate fluctuations, partially offset by lower sales volumes. Prior to our acquisition on May 1, 2007, the results of Flexsys were accounted for using the equity method and recorded as Equity Earnings from Affiliates on the Consolidated Statement of Operations. Net sales increased $281 million or 17 percent in 2008 as a result of the Flexsys Acquisition. The remaining $186 million or 11 percent increase in net sales was a result of higher average selling prices of $164 million or 10 percent and favorable currency exchange rate fluctuations of $53 million or 3 percent, partially offset by lower sales volumes of $31 million or 2 percent. Higher average selling prices were experienced across all reporting segments in response to an escalating raw material profile and, with respect to Technical Specialties and Saflex, in conjunction with generally favorable supply/demand profile in these markets. The favorable currency benefit was driven most notably by the continued weakening of the U.S. dollar versus the Euro, in comparison to the prior year. Other currency movements against the U.S. dollar also benefited our net sales, however, given the strong market positions in Europe within Saflex and Technical Specialties, movements in the Euro versus the U.S. dollar had the most significant impact on our revenues. The lower sales volumes were experienced most notably in our Technical Specialties reporting segments, partially offset by increased volumes in Saflex. The decline in Technical Specialties is due to the shutdown of our product lines at our Ruabon Facility and significant demand decline within the tire industry during the fourth quarter 2008. The volumes in Saflex increased due to continued growing international demand.
Our net sales for 2007 as compared to 2006 increased due to the Flexsys Acquisition, higher sales volumes, higher average selling prices and favorable exchange rate fluctuations. The 2007 effect of the Flexsys Acquisition was an increase in net sales of $469 million or 44 percent. The remaining $110 million or 10 percent increase in net sales was a result of higher sales volumes of $49 million or 4 percent, favorable exchange rate fluctuations of $40 million or 4 percent and higher average selling prices of $21 million or 2 percent. The higher sales volumes were experienced in all our reporting segments, given the growing global demand for these products. The favorable currency benefit was driven most notably by the continued weakening of the U.S. dollar versus the Euro, in comparison to the prior year. Other currency movements against the U.S. dollar also benefited our net sales, however, given the strong market positions in Europe within Saflex and Technical Specialties, movements in the Euro versus the U.S. dollar had the most significant impact on our revenues.

The 2008 increase in operating income as compared to 2007 resulted from the Flexsys Acquisition, increased net sales and higher asset utilization and lower manufacturing costs in our Saflex and Technical Specialties reporting segments, partially offset by higher raw material and energy costs of approximately $105 million, higher charges of $59 million, increased amortization related to intangible assets as a result of fresh-start accounting of $23 million and increased share-based compensation expense of $11 million. As indicated in the preceding table, operating results were affected by various charges which are described in greater detail within the “Results of Operations” section below. The raw material increases were most impactful within the Technical Specialties and Saflex reporting segments, with the most significant increase experienced in sulfur cost. The increases in raw materials are primarily driven by continued tight supply of these materials, as well as the substantial increases in average oil prices during the year when compared with the prior year.
Operating income improved by $71 million in 2007 as compared to 2006 due to the Flexsys Acquisition, increases in net sales by the other businesses and improved asset utilization, partially offset by higher charges and higher raw material costs of $12 million. As indicated in the preceding table, operating results for each year were affected by various gains (charges) which are described in greater detail in the “Results of Operations” section below.
Saflex

				$		%
				Increase		Increase
	Combined	Predecessor	Predecessor	(Decrease)		(Decrease)
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
(dollars in millions)	2008	2007	2006	2007	2006	2007	2006
Net Sales	$822	$727	$663	$95	$64	13%	10%

Segment Profit	$94	$111	$106	$(17)	$5	(15)%	5%

Net Charges included in Segment Profit	$(47)	$(2)	$(3)

The increase in 2008 net sales as compared to 2007 was a result of higher average selling prices of $38 million or 5 percent, higher sales volumes of $25 million or 4 percent, and favorable currency exchange rate fluctuations of $32 million or 4 percent. The increase in selling prices is related to our global price increase on SAFLEX® plastic interlayer, Polyvinyl Butyral resin and plasticizer in response to higher raw material costs and favorable supply/demand profile. Higher sales volumes were experienced in targeted growth markets of Europe and Asia Pacific, as sales volumes into the domestic market were lower than the prior year. The increased sales in Asia Pacific were a result of the continued expanding demand for laminated glass in that market, which was partially supported by our plant in Suzhou, China which opened in the third quarter 2007. The favorable currency exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to 2007.
The increase in 2007 net sales compared to 2006 resulted from higher selling prices of $4 million or approximately 1 percent, favorable currency exchange rate fluctuations of $32 million or 5 percent and increased sales volumes of $28 million or approximately 4 percent. The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro.
The decrease in 2008 segment profit in comparison to 2007 resulted primarily from the $36 million charge in 2008 associated with the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting. In addition to the inventory step-up, segment profit included charges of $10 million related to the announced cessation of production at our Trenton Facility and $1 million for other severance and retraining costs. Offsetting these charges was overall improvement in segment profit due to increased net sales as described above, improved asset utilization, lower manufacturing costs and a flat cost profile for selling, general and administrative expenses. The segment experienced approximately $31 million of higher raw material costs in comparison to the prior year, which was recovered through increased selling prices.
The improvement in 2007 segment profit in comparison to 2006 resulted primarily from higher net sales as partially offset by higher raw material and manufacturing costs. The higher manufacturing costs were a result of start up expenses for new assets at the Santo Toribio, Mexico and Suzhou, China manufacturing plants and increased shipping and warehousing costs driven by increased sales volumes. In addition, segment profit in 2007 was negatively impacted by charges of $2 million of severance and retraining costs. Segment profit in 2006 included $3 million of restructuring charges consisting principally of severance costs for non-debtor entities that were not included within reorganization items.

CPFilms

				$		%
				Increase		Increase
	Combined	Predecessor	Predecessor	(Decrease)		(Decrease)
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
(dollars in millions)	2008	2007	2006	2007	2006	2007	2006
Net Sales	$236	$234	$214	$2	$20	1%	9%

Segment Profit	$42	$58	$50	$(16)	$8	(28)%	16%

Net Charges included in Segment Profit	$(13)	$—	$(1)

The increase in 2008 net sales compared to 2007 resulted from higher selling prices of $7 million or 3 percent, partially offset by decreased sales volumes of $5 million or 2 percent. Higher average selling prices and lower volumes were experienced in LLUMAR® and VISTA® professional film products. The lower volumes were primarily experienced in the domestic market throughout 2008 and in the fourth quarter 2008 across all markets in conjunction with the severe global economic downturn.
The increase in 2007 net sales compared to 2006 resulted from higher selling prices of $5 million or approximately 2 percent, favorable currency exchange rate fluctuations of $3 million or 1 percent and increased sales volumes of $12 million or approximately 6 percent. Higher volumes and higher average selling prices were experienced in LLUMAR® and VISTA® professional film products. The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro.
The decrease in segment results in comparison to 2007 resulted primarily from the $10 million charge in 2008 associated with the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting and an impairment of an indefinite-lived intangible asset of $3 million. In accordance with SFAS No. 142, the impairment charge was based upon fair value estimates of trademarks through the use of a discounted cash flow model. In addition, segment profit was impacted by higher manufacturing, raw material and energy costs and increased investment in sales and marketing infrastructure and in market development programs globally. We believe continued investment in the sales and marketing infrastructure for this segment will expand the overall global window film market along with our participation.
The improvement in 2007 segment profit in comparison to 2006 resulted from higher net sales and lower manufacturing costs partially offset by higher raw material and marketing costs. Higher marketing costs are predominantly related to branding initiatives associated with certain growth markets, particularly Asia-Pacific. Segment profit in 2006 included $1 million of restructuring charges consisting principally of severance costs for non-debtor entities that were not included within reorganization items.
Technical Specialties

				$		%
				Increase		Increase
	Combined	Predecessor	Predecessor	(Decrease)		(Decrease)
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
(dollars in millions)	2008	2007	2006	2007	2006	2007	2006
Net Sales	$1,015	$646	$146	$369	$500	57%	342%

Segment Profit	$192	$94	$23	$98	$71	104%	309%

Net Charges included in Segment Profit	$(43)	$(30)	$—

The increase in net sales as compared to 2007 resulted primarily from the Flexsys Acquisition. Prior to our acquisition on May 1, 2007, the results of Flexsys were accounted for using the equity method and were not recorded within the Technical Specialties reportable segment. The Flexsys Acquisition resulted in an increase in net sales of $281 million or 43 percent. The remaining increase in net sales of $88 million or 14 percent was a result of higher average selling prices of $119 million or 19 percent and favorable currency exchange rate fluctuations of $19 million or 3 percent, partially offset by lower sales volumes of $50 million or 8 percent. Higher average selling prices were experienced primarily in CRYSTEX® insoluble sulphur, SANTOFLEX® antidegradants and THERMINOL® heat transfer fluids. The higher average selling prices are in response to higher raw material costs across all products within Technical Specialties in addition to a favorable supply/demand profile in certain specialty chemical markets. The lower sales volumes were primarily experienced in the fourth quarter 2008 in conjunction with the severe global economic downturn and the closure of our product lines at our Ruabon Facility. The economic downturn primarily impacted CRYSTEX® insoluble sulphur, partially offset by increased volumes in THERMINOL® heat transfer fluids. The favorable currency exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the same period in 2007.
The increase in 2007 net sales as compared to 2006 resulted primarily from the Flexsys Acquisition. The Flexsys Acquisition resulted in an increase in net sales of $469 million or 321 percent. The remaining $31 million or 21 percent increase in net sales was a result of higher sales volumes of $16 million or 11 percent, favorable currency exchange rate fluctuations of $3 million or 2 percent, and higher average selling prices of $12 million or 8 percent. Higher volumes and higher average selling prices were experienced predominantly within THERMINOL® heat transfer fluids. The favorable exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro.
The increase in segment profit in comparison to 2007 resulted primarily from the Flexsys Acquisition, increased net sales as described above and improved manufacturing costs, partially offset by increased raw material costs, higher charges and unfavorable currency exchange rate fluctuations. The increased selling prices more than offset the increase of $48 million in raw material costs primarily related to sulphur. Improved manufacturing cost was a result of controlled spending. The unfavorable currency exchange rate fluctuation is a result of a significant portion of Technical Specialties manufacturing capacity being located in Europe and the weakening of the U.S. Dollar versus the Euro. The higher charges include a $20 million charge in 2008 associated with the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting. In addition to the inventory step-up, segment profit included charges related to the announced closure of the Ruabon Facility, which resulted in charges of $25 million. As noted below, certain fixed asset groups in our rubber chemical business were impaired in 2007. During 2008, capital expenditures were made which the expected cash flows related to these asset groups could not support resulting in an impairment charge of $3 million. The charges were partially offset by a $5 million gain related to the termination of a natural gas purchase contract associated with the same facility. Segment profit in 2007 was negatively impacted by charges of $25 million for impairments of certain fixed asset groups of acquired Flexsys products in the Technical Specialties operating segment, $2 million of severance and retraining costs and $3 million of charges resulting from the step-up in basis of Flexsys’ inventory in accordance with purchase accounting.
The improvement in 2007 segment profit in comparison to 2006 resulted primarily from the Flexsys Acquisition as described above and higher net sales partially offset by higher raw material costs.
Unallocated and Other

				$		%
				Increase		Increase
	Combined	Predecessor	Predecessor	(Decrease)		(Decrease)
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
(dollars in millions)	2008	2007	2006	2007	2006	2007	2006
Unallocated and Other results	$(47)	$(33)	$(27)	$(14)	$(6)	(42)%	(22)%

Gains (Charges) included in Unallocated and Other	$10	$5	$(1)

Unallocated and other results decreased in comparison to 2007 due to lower equity earnings from affiliates, higher corporate expenses, lower gains from adjustments to the LIFO reserve, lower interest income and decreased profit from our other operations, partially offset by higher gains on foreign currency and higher net gains. With respect to net gains, in 2008, we recorded (i) a $6 million gain resulting from surplus land sales; (ii) a gain of $3 million related to joint settlements with Monsanto of legacy insurance policies with insolvent insurance carriers; (iii) a $7 million gain resulted from the settlement of emergence related incentive and professional fee accruals; (iv) a $3 million charge resulting from general corporate restructuring involving headcount reductions; (v) a $2 million charge resulting from the relocation of our plastic products business from our manufacturing facility in Ghent, Belgium to Oradea, Romania; and (vi) a $1 million charge resulting from the step-up in basis of our inventory in accordance with fresh-start accounting. In 2007, we recorded (i) a gain on a litigation matter of $21 million; (ii) a charge of $7 million recorded to write-off debt issuance costs and to record the DIP credit facility as modified at its fair value as of the amendment date; (iii) a $5 million net pension plan settlement charges; and (iv) a $4 million restructuring charge due to the termination of a third-party agreement at one of our facilities. Corporate expenses increased $5 million primarily due to share-based compensation expense on management incentive and director stock compensation plans adopted upon our emergence from bankruptcy and higher legal costs, partially offset by lower incentive compensation expense, lower environmental charges and lower functional expense. Share-based compensation expense in 2007 was zero. The decrease in equity earnings from affiliates of $12 million is a result of the Flexsys Acquisition completed on May 1, 2007. Other income, net increased by $6 million due to gains on foreign currency, partially offset by lower interest income. The decrease in our results from other operations is due to other costs associated with the relocation of our plastic products business.
Unallocated and other results for 2007 decreased in comparison to 2006 due to lower equity earnings from affiliates, partially offset by lower corporate expenses, higher gains from adjustments to the LIFO reserve, higher net gains and higher interest income. The decrease in equity earnings from affiliates of $25 million is a result of the Flexsys Acquisition including $4 million of net charges related to restructuring and asset impairment charges, partially offset by a non-operational gain. Corporate expenses decreased $9 million primarily related to lower Integrated Nylon costs retained by continuing operations. The increase in other income, net related to higher interest income of $2 million due to higher cash balances on hand during 2007. Included in 2006 net charges was (i) a $20 million gain that resulted from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably; (ii) a $9 million environmental charge that was precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of our facilities outside the U.S. that resulted in the cessation of operations at that site; (iii) a charge of $8 million recorded to write-off debt issuance costs and to record the DIP credit facility as modified at its fair value as of the amendment date; and (iv) a $4 million charge related to Flexsys as described above.
Interest Expense

				$		%
				Increase		Increase
	Combined	Predecessor	Predecessor	(Decrease)		(Decrease)
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
(dollars in millions)	2008	2007	2006	2007	2006	2007	2006
Interest Expense	$149	$112	$77	$37	$35	33%	45%

Charges included in Interest Expense	$(1)	$(8)	$(4)

The increase in interest expense in 2008 in comparison to 2007 resulted principally from higher debt outstanding with higher interest rates in 2008 than in 2007. Average debt outstanding increased $513 million or 47 percent to fund the Flexsys Acquisition, as only a portion of debt utilized to acquire Flexsys was incurred prior to the end of the first quarter of 2007, and our emergence from Chapter 11 on the Effective Date. Included in our debt to fund our emergence from Chapter 11 is the Bridge, which was subsequently repaid late in the third quarter of 2008. The higher interest rates are a result of a changed interest rate profile of our debt structure due to the replacement of the DIP credit facility with the Financing Agreements. In addition, $15 million and $24 million of interest expense was allocated to discontinued operations in 2008 and 2007, respectively, contributing to the increase in interest expense. The 2008 results include a $1 million charge related to the repayment of the Bridge compared to an $8 million interest expense charge related to claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court.
The increase in 2007 interest expense compared to 2006 resulted principally from higher debt outstanding in 2007 than in 2006, partially offset by lower interest rates. Average debt outstanding increased 56 percent, of which 20 percent was associated with the Flexsys acquisition. The remainder of the increase was used to fund primarily pension funding requirements and the ongoing reorganization process. The decline in the average interest rate between years is due to the January 2007 amendment to the DIP credit facility and the July 2006 refinancing of the Euronotes. The 2006 results included a $3 million charge related to our Euronotes refinancing and a $1 million charge related to the amendment of the DIP credit facility.

Reorganization Items, net

				$		%
				Increase		Increase
	Combined	Predecessor	Predecessor	(Decrease)		(Decrease)
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
(dollars in millions)	2008	2007	2006	2007	2006	2007	2006
Reorganization Items, net	$1,433	$(298)	$(71)	1,731	(227)	N.M.	N.M.

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we were in reorganization under Chapter 11 of the U.S. Bankruptcy Code. Reorganization items incurred in 2008 included a $104 million charge on the settlement of liabilities subject to compromise, $1,589 million gain from fresh-start accounting adjustments, which excludes the gain allocated to discontinued operations or $212 million, and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings. The increase in reorganization items, net as compared to 2007 is due to the aforementioned effects of settling the liabilities subject to compromise and adopting fresh-start accounting.
The $227 million increase in reorganization items, net as compared to 2006 resulted principally from charges associated with the settlement of various energy-sourcing agreements with one supplier for $140 million, and charges of $65 million and $34 million to increase the estimated settlement value on the Monsanto claim and 11.25% Notes due 2009, respectively, as partially offset by gains on settlements associated with the Company’s corporate headquarters lease along with various vender contracts.
Income Tax Expense

				$		%
				Increase		Increase
	Combined	Predecessor	Predecessor	(Decrease)		(Decrease)
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
(dollars in millions)	2008	2007	2006	2007	2006	2007	2006
Income Tax Expense	$227	$17	$18	$210	$(1)	N.M.	(6)%

Increase (Decrease) in Valuation Allowance included in Income Tax Expense	$(253)	$78	$29

Our income tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate. The income tax expense on continuing operations was $227 million in 2008 compared to $17 million in 2007. $202 million of the total in 2008 income tax expense was attributable to emergence and the effect of our adoption of fresh-start accounting, the remaining amount in 2008 and the amount in 2007 is almost entirely attributable to continuing operations outside the U.S., and represents an effective tax rate on operations outside the U.S. of 56 percent in 2008 and 49 percent in 2007. The effective rate in both years is impacted by increases in the contingency reserves related to uncertain tax positions.
Our effective income tax expense was $17 million in 2007 compared to $18 million in 2006. The amount in both years is almost entirely attributable to continuing operations outside the U.S., and represents an effective tax rate on operations outside the U.S. of 49 percent in 2007 and 48 percent in 2006. The effective rate in both years is impacted by increases in the contingency reserves related to uncertain tax positions.
As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code. We do not currently expect this change to significantly limit our ability to utilize our NOL in the carryforward period, which we estimated to be approximately $1.2 billion on the date of emergence and approximately $1.4 billion at December 31, 2008.

Discontinued Operations

				$		%
				Increase		Increase
	Combined	Predecessor	Predecessor	(Decrease)		(Decrease)
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
(dollars in millions)	2008	2007	2006	2007	2006	2007	2006
Integrated Nylon business	$(453)	$34	$4
Dequest business	—	19	—
Pharmaceutical services business	—	—	58
Other	1	(5)	—

Income (Loss) from Discontinued Operations, net of tax	$(452)	$48	$62	$(500)	$(14)	N.M.	(23)%

Reorganization items included in income from discontinued operations	$212	$—	$—

Income from discontinued operations consists of the results of our Integrated Nylon, Dequest and pharmaceutical services businesses.
The decrease in the results of Integrated Nylon as compared to 2007 is due to the impairment of long-lived assets of $461 million, higher raw material costs of approximately $346 million, lower sales volumes, higher manufacturing and logistic costs, higher charges, lower asset utilization, partially offset by the implementation of fresh-start accounting as a result of our emergence from bankruptcy and higher average selling prices. The increase in results of Integrated Nylon as compared to 2006 is due to higher average selling prices, higher sales volumes, higher gains, improved plant performance and decreased selling, general and administrative costs, partially offset by higher raw material and energy costs of $60 million.
LyondellBasell Industries (“Lyondell”), a significant supplier of propylene for our Integrated Nylon business and a guest at our Alvin, Texas plant under a utilities and services agreement and a lease agreement, filed for Chapter 11 bankruptcy protection for its U.S. operations on January 6, 2009. The propylene sales agreement, utilities and services agreement and lease agreement each expire in December 2010. On February 12, 2009, Lyondell filed a motion with the bankruptcy court for an order authorizing the rejection of our propylene sales agreement effective as of the date of an approval order, and the rejection of our utilities and services agreement and lease agreement at our Alvin, Texas plant effective at a future date in order to facilitate Lyondell’s orderly exit from the site. A hearing on the rejection motion is currently scheduled for late February 2009. Pending a resolution of the rejection motion, we are currently engaged in preliminary discussions with alternative suppliers to cover any propylene requirements that we would have purchased from Lyondell under the propylene sales agreement. We do not expect any long-term production capabilities to be impacted or any significant disruption in meeting the demands of our Integrated Nylon customers as a result of these contract rejections.
Included in the results of discontinued operations in 2007 is a gain on the sale of the Dequest business of $34 million, partially offset by income taxes of $15 million. Included in the results of discontinued operations in 2006 is a gain on the sale of the pharmaceutical services business of $49 million as well as a tax gain of $5 million. The tax gain resulted from the reversal of a valuation allowance established as a result of the merger of CarboGen and AMCIS subsidiaries of the pharmaceutical services business into one legal entity.

Summary of Events Affecting Comparability
Charges and gains recorded in 2008, 2007 and 2006 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):
2008 Events

			Technical	Unallocated
Increase/(Decrease)	Saflex	CPFilms	Specialties	/Other	Consolidated

Impact on:
Cost of goods sold	$36	$10	$20	$1	$67	(a)
	—	—	25	—	25	(b)
	10	—	—	—	10	(c)
	—	—	(5)	—	(5	)(d)
	—	—	—	(3)	(3	)(e)
	—	—	3	—	3	(f)
	—	3	—	—	3	(g)
	1	—	—	2	3	(h)
Selling, general and administrative expenses	—	—	—	3	3	(h)
Research, development and other operating expenses	—	—	—	(6)	(6	)(i)

Operating Income Impact	(47)	(13)	(43)	3	(100)

Interest expense	—	—	—	(1)	(1	)(j)
Other income, net	—	—	—	7	7	(k)
Reorganization Items, net	—	—	—	1,433	1,433	(l)

Pre-tax Income Statement Impact	$(47)	$(13)	$(43)	$1,442	1,339

Income tax impact					185	(m)

After-tax Income Statement Impact					$1,154

(a)	Charges resulting from the step-up in basis of our inventory in accordance with fresh-start accounting ($67 million pre-tax and $52 million after-tax).

(b)	Charges related to the announced closure of the Ruabon Facility ($25 million pre-tax and after-tax).

(c)	Impairment and charges related to the announced closure of the SAFLEX® plastic interlayer production line at the Trenton Facility ($10 million pre-tax and after-tax).

(d)	Gain related to the termination of a natural gas purchase contract related to the announced closure of the Ruabon Facility ($5 million pre-tax and after-tax).

(e)	Gain resulting from settlements of legacy insurance policies with insolvent insurance carriers ($3 million pre-tax and after-tax).

(f)	Impairment of fixed assets in the Rubber Chemicals business ($3 million pre-tax and $2 million after-tax).

(g)	Write-down of indefinite-lived intangible assets in accordance with SFAS No. 142 ($3 million pre-tax and $2 million after-tax).

(h)	Restructuring costs related principally to severance and retraining costs ($6 million pre-tax and after-tax).

(i)	Gain resulting from surplus land sales ($6 million pre-tax and after-tax).

(j)	Unamortized debt issuance costs associated with the repayment of the Bridge ($1 million pre-tax and after-tax).

(k)	Gain resulting from the settlement of emergence related incentive and professional fees accruals ($7 million pre-tax and after-tax).

(l)
Reorganization items, net consist of the following: $104 million charge on the settlement of liabilities subject to compromise, $1,589 million gain from fresh-start accounting adjustments, and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings ($1,433 million pre-tax and $1,231 million after-tax).

(m)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2007 Events

			Technical	Unallocated
Increase/(Decrease)	Saflex	CPFilms	Specialties	/Other	Consolidated
Impact on:
Cost of goods sold	$—	$—	$25	$—	$25	(a)
	—	—	—	4	4	(b)
	—	—	3	—	3	(c)
	—	—	—	3	3	(d)
	1	—	1	—	2	(e)
Selling, general and administrative expenses	—	—	—	2	2	(d)
	1	—	1	—	2	(e)

Operating Income Impact	(2)	—	(30)	(9)	(41)

Interest expense	—	(2)	—	(6)	(8	)(f)
Other income, net	—	—	—	21	21	(g)
Loss on debt modification	—	—	—	(7)	(7	)(h)
Reorganization items, net	—	—	—	(298)	(298	)(i)

Pre-tax Income Statement Impact	$(2)	$(2)	$(30)	$(299)	(333)

Income tax impact					(7	)(j)

After-tax Income Statement Impact					$(326)

(a)	Impairment of fixed assets in the Rubber Chemicals business ($25 million pre-tax and $20 million after-tax).

(b)	Restructuring charge resulting from the termination of a third-party agreement in the third quarter at one of our facilities ($4 million pre-tax and $3 million after-tax).

(c)	Charge resulting from the step-up in basis of Rubber Chemicals’ inventory in accordance with purchase accounting in the second quarter ($3 million pre-tax and after-tax).

(d)	Net pension plan settlements, as more fully described in Note 12 to the accompanying consolidated financial statements ($5 million pre-tax and after-tax — see note (j) below).

(e)	Restructuring costs related principally to severance and retraining costs ($4 million pre-tax and $3 million after-tax).

(f)
Charge resulting from recognition of interest expense on claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court ($8 million pre-tax and after-tax — see note (j) below).

(g)	Settlement gain, net of legal expenses in the second quarter ($21 million pre-tax and after-tax — see note (j) below).

(h)
We recorded a charge of approximately $7 million (pre-tax and after-tax — see note (j) below) in the first quarter to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value as of the amendment date.

(i)
Reorganization items, net consist of the following: a $224 million net charge from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims; $67 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings; $9 million of expense provisions for (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court; and a $2 million net gain realized from claim settlements ($298 million pre-tax and after-tax — see note (j) below).

(j)
With the exception of items (a), (b), (c) and (e) above, which relate to operations not in reorganization, the above items are considered to have like pre-tax and after-tax impact as the tax benefit or expense realized from these events is offset by the change in valuation allowance for U.S. deferred tax assets resulting from uncertainty as to their recovery due to our Chapter 11 bankruptcy filing.

2006 Events

			Technical	Unallocated
Increase/(Decrease)	Saflex	CPFilms	Specialties	/Other	Consolidated
Impact on:
Cost of goods sold	$—	$—	$—	$9	$9	(a)
	—	—	—	(20)	(20	)(b)
	1	—	—	—	1	(c)
Selling, general and administrative expenses	2	1	—	—	3	(c)

Operating Income Impact	(3)	(1)	—	11	7

Interest expense	—	—	—	(1)	(1	)(d)
	—	—	—	(3)	(3	)(e)
Equity income from affiliates	—	—	—	(4)	(4	)(f)
Loss on debt modification	—	—	—	(8)	(8	)(d)
Reorganization items, net	(1)	—	(2)	(68)	(71	)(g)

Pre-tax Income Statement Impact	$(4)	$(1)	$(2)	$(73)	(80)

Income tax impact					(5	)(h)

After-tax Income Statement Impact					$(75)

(a)
Environmental charge in the first quarter 2006 precipitated by the notification by a third-party of its intent to terminate a tolling agreement at one of our facilities outside the U.S. that will likely result in the cessation of operations at that site ($9 million pre-tax and $6 million after-tax).

(b)
Gain resulting from the reversal of a litigation reserve with respect to a litigation matter that was decided favorably in the second quarter 2006 ($20 million pre-tax and after-tax — see note (h) below).

(c)	Restructuring costs related principally to severance and retraining costs ($4 million pre-tax and $3 million after-tax).

(d)
We recorded a charge of approximately $8 million (pre-tax and after-tax — see note (h) below) to record the write-off of debt issuance costs and to record the DIP credit facility as modified at its fair value. In addition, $1 million (pre-tax and after-tax — see note (h) below) of unamortized debt issuance costs associated with the DIP credit facility were written off at the time of modification in March 2006.

(e)	We refinanced our Euronotes in July 2006 and recorded early extinguishment costs at the time of refinancing ($3 million pre-tax and $2 million after-tax).

(f)
Net charges at Flexsys, our 50 percent owned joint venture, included charges for restructuring and asset impairments of $5 million, partially offset by a non-operational gain of $1 million related to the reversal of a litigation reserve ($4 million pre-tax and after-tax — see note (h) below).

(g)
Reorganization items, net consist of the following: $58 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings; $11 million of other reorganization charges primarily involving costs incurred with exiting certain non-strategic businesses; $4 million of expense provisions related to (i) employee severance costs incurred directly as part of the Chapter 11 reorganization process and (ii) a retention plan for certain of our employees approved by the Bankruptcy Court; and a $2 million net gain from adjustments to record certain pre-petition claims at estimated amounts of the allowed claims ($71 million pre-tax and after-tax — see note (h) below).

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

Due to the nature of our business, we make substantial expenditures for environmental remediation activities. Expenditures for environmental remediation activities related to recorded environmental liabilities, prior to reimbursement from the special purpose entity discussed below, were $23 million in 2008 and $10 million in both 2007 and 2006. This is compared to charges taken for environmental remediation activities of $7 million in 2008 (exclusive of the $257 million discussed below), $8 million in 2007 and $17 million in 2006. The charges are net of recoveries of $1 million in 2008 and less than $1 million for 2007 and 2006.
Under terms of the Monsanto Settlement Agreement and our Plan of Reorganization, Monsanto accepted financial responsibility for environmental remediation obligations at all sites for which we were required to assume responsibility at the Solutia Spinoff but which we never owned or operated. However, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois which were incurred prior to the Solutia Spinoff (the “Shared Sites”). Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from the Effective Date up to a total of $325 million. Thereafter, if needed, we and Monsanto will share responsibility equally. The effect of the Monsanto Settlement Agreement and the Plan of Reorganization, along with the application of fresh-start accounting, was an increase in our environmental reserve at the Effective Date of $257 million. Our accrued liability for environmental remediation is $309 million as of December 31, 2008. During 2008, we spent $23 million for remediation of the properties for which we have financial responsibility under the Monsanto Settlement Agreement. Of this $23 million, $18 million was reimbursed from a special purpose entity established with proceeds of stock issued by us on the Effective Date. In 2009, we anticipate spending $30 million for remediation of these properties and we have $28 million available for reimbursement in the special purpose entity.
Our environmental liabilities are also subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, changes in method and extent of remediation, existence of other potentially responsible parties and changes in technology. Except as noted in Note 16 — Commitments and Contingencies — to the accompanying consolidated financial statements, we believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our Consolidated Statement of Financial Position, but could have a material adverse effect on Consolidated Statement of Operations in any given period.
Pension and Other Postretirement Benefit Matters
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
During our Chapter 11 case, we amended our U.S. qualified pension plan in 2004 and 2005 to cease future benefit accruals for union and non-union participants, respectively, in these plans which eliminated service costs for benefits earned as a pension benefit cost. Furthermore, we amended our U.S. postretirement plan in accordance with the Plan for retiree participants and established a VEBA retiree trust at the Effective Date. The postretirement plan amendment, which became effective on the Effective Date, reduces the eligible charges covered by the postretirement plan and establishes a lifetime maximum benefit. The VEBA retiree trust, as funded by proceeds from the sale of new common stock and a contribution of the retirees’ allowed unsecured claim, effectuates defeasance of a substantial amount of the remaining healthcare and other benefits liabilities assumed by us at the Solutia Spinoff.
Pension expense in accordance with SFAS No. 87 was $3 million in 2008, $11 million in 2007 and $23 million in 2006 and expense for OPEB was $11 million in 2008, $17 million in 2007 and $30 million in 2006. In addition, we recorded charges resulting from pension plan settlements in 2008 and 2007 of $1 million and $5 million, respectively, while we did not record any charges in 2006 (as more fully described in Note 12 — Pension Plans and Other Postretirement Benefits — to the accompanying consolidated financial statements).

Pension Plan Funded Status
The majority of our employees are covered under noncontributory defined benefit pension plans. The pension plans are funded in accordance with our long-range projections of the plan’s financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets and income tax and other regulations. The amount of pension plan underfunding in the pension plans increased to $472 million as of December 31, 2008 from $268 million as of December 31, 2007, primarily due to a decline in plan asset values resulting from significant losses in equity markets globally.
We actively manage funding of our domestic qualified pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). We contributed $57 million and $105 million in 2008 and 2007, respectively, to the qualified pension plan in accordance with IRS funding rules. According to current IRS funding rules, we estimate that we will be required to make approximately $35 million in pension contributions to our U.S. qualified pension plan in 2009. In addition, we contributed $8 million in 2008, $35 million in 2007 and $6 million in 2006 respectively, to fund our foreign pension plans. Moreover, we expect to be required to make $10 million in pension contributions for our foreign pension plans in 2009.
Derivative Financial Instruments
Our business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, we enter into various hedging transactions that enable us to alleviate the adverse effects of financial market risk. Our approved policies and procedures do not permit the purchase or holding of any derivative financial instruments for trading purposes. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations. Note 3 — Significant Accounting Policies — and Note 11 — Financial Instruments and Risk Management — to the accompanying consolidated financial statements include further discussion of our accounting policies for derivative financial instruments.
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
At December 31, 2008, we have currency forward contracts to purchase and sell $642 million of currencies, principally the Euro, British pound sterling, U.S. dollar, Swiss franc and Japanese Yen, with average remaining maturities of four months. Included in the currency forward contracts at December 31, 2008 are contracts to purchase and sell $341 million of currencies which were executed to in-substance defease contracts with the same financial institutions. Based on our overall currency rate exposure at December 31, 2008, including derivatives and other foreign currency sensitive instruments, a 10 percent adverse change in quoted foreign currency rates of these instruments would result in a change in fair value of these instruments of $14 million.

Interest Rate Risk
Interest rate risk is primarily related to changes in interest expense from floating rate debt. In order to limit our exposure to changes in interest expense from floating rate debt, we have entered into interest rate cap and swap agreements during 2008 related to our Term Loan.
During the Successor period, our floating rate debt consisted of our Revolver and Term Loan. In order to limit our exposure to changes in interest expense from floating rate debt, we entered into interest rate cap and swap agreements related to the Term Loan. The interest rate cap agreements have a notional amount of $900 million and a strike rate of 4.25% on 1-month LIBOR that are effective from September 2008 through April 2010. The interest rate swap agreements have declining total notional amounts of $800 million to $150 million and are effective from April 2010 through February 2014. While the Term Loan was outstanding during the year, a hypothetical increase of 1% in the 1-month LIBOR would have increased interest expense during the Successor period by $1 million. The effect on our interest expense is minimal due to our interest rate cap and our LIBOR floor of 3.50% in accordance with our Term Loan agreement. An analysis of the impact of a hypothetical increase in interest rates in relation to our Revolver has not been performed since the interest expense on the Revolver has been allocated to discontinued operations.
Commodity Price Risk
Certain raw materials and energy resources used by us are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. We use forward and option contracts to manage a portion of the volatility related to anticipated energy purchases. Forward and option contracts were used by us during 2008; however, we did not have any commodity forward contracts at December 31, 2008.
Restructuring Activities
During 2008, we announced the planned exit of the Ruabon Facility within the Technical Specialties segment. We recorded $20 million of restructuring costs in Cost of Goods Sold which consisted of: (i) severance costs of $7 million, contract termination costs related to the shutdown of the product lines of $10 million and other restructuring costs of $3 million. In addition, we announced the exit of our production line at the Trenton Facility. We recorded $10 million of restructuring costs in Cost of Goods Sold which consisted of: (i) severance costs of $2 million and (ii) impairment of the related manufacturing assets of $8 million. In addition, we completed a general corporate restructuring involving headcount reduction. We incurred charges of $3 million related to severance and recorded this amount in Selling, General and Administrative Expenses.
During 2007, we recorded a restructuring charge of $4 million resulting from the termination of a third-party agreement at one of our facilities. In addition, we recorded $4 million of severance and retraining costs in 2007 with $2 million recorded in Cost of Goods Sold and $2 million in Selling, General and Administrative expenses involving headcount reductions within the Saflex and Technical Specialties segments. Further, we recorded $10 million to the restructuring reserve as an adjustment to the purchase price allocation related to the acquisition of Flexsys (as further described in Note 4 — Acquisitions and Discontinued Operations — to the accompanying consolidated financial statements). The costs included in this restructuring reserve consist of costs to exit administrative offices in Akron, Ohio and Brussels, Belgium, severance and retraining costs, and relocation costs of employees moving to our corporate headquarters. Also as a result of the acquisition of Flexsys, we assumed Flexsys’ $2 million restructuring reserve at May 1, 2007. Cash outlays associated with the restructuring actions were funded from operations.
During 2006, we recorded $2 million of asset write-downs and $3 million of future contractual payments related to the termination of a third party manufacturing agreement. These costs were all recorded within Reorganization Items, net in Unallocated and Other Operations. In addition, we recorded $7 million of severance and retraining costs in 2006 with $3 million recorded in Reorganization Items, net and $3 million in Selling, General and Administrative expenses and $1 million in Cost of Goods Sold involving headcount reductions within the Saflex and CPFilms segments. Cash outlays associated with the restructuring actions were funded from operations.
Financial Condition and Liquidity
As of December 31, 2008, our debt obligations consisted of (i) our Term Loan with a balance outstanding of $1,188 million, (ii) our Revolver, of which $183 million in borrowings were outstanding, and (iii) various other lines of credit with a combined outstanding balance of $25 million.
Maximum availability under the Revolver is limited to the lesser of $450 million or the amount of the borrowing base, as defined, but generally calculated as a percentage of allowable inventory and trade receivables. In addition to outstanding borrowings, availability is further reduced by outstanding letters of credit. As of December 31, 2008, availability under the Revolver was $193 million and total liquidity was $225 million, including $32 million of cash on hand.

In January 2009, our borrowing base was reduced to $370 million due to a reduction in allowable inventory and trade receivables, as precipitated by aggressive management of our working capital position of the Integrated Nylon business. Working capital for this business was further impacted by a reduction in demand experienced in the fourth quarter of 2008. Therefore, our pro forma liquidity, which incorporates this reduction in our borrowing base, was $145 million as of December 31, 2008.
Our anticipated use of cash includes capital expenditures, working capital needs and fulfillment of our financial, pension and environmental obligations. We have initiated certain actions, as identified previously in the Outlook section of Management’s Discussion and Analysis, which will improve operating cash flow. Our current forecast suggests that our first quarter operating cash flow will be positive, contrary to recent historical trends, due to working capital management, cost reduction initiatives and discretionary spending and capital expenditure containment.
We are closely monitoring the potential impact of current market events on our financial condition as a major source of our liquidity is operating cash flows along with the availability of our Revolver. Based on information available to us, all of the financial institutions syndicated under our Revolver are able to fulfill their commitments as of our filing date. Further, to date, changes in the macro-economic environment and operating conditions of our customers have not had a material adverse impact on our operating results and resulting cash flows.
In summary and notwithstanding the above, we expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Revolver, will provide sufficient liquidity to allow us to meet our projected cash requirements. However, common with other companies with similar exposure to these global operating and financial events, one or more financial institutions may cease to be able to fulfill their funding obligations and we will not be able to access substitute capital. Also, we may experience a significant decline in the demand for our products, which could impact our ability to generate cash from operations.
Cash Flows — Continuing Operations
Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Combined	Predecessor
	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
Cash Flow Summary – continuing operations	December 31,	December 31,	December 31,
(dollars in millions)	2008	2007	2006

Cash provided by (used in) operating activities before reorganization items	$140	$(16)	$(117)
Cash used in reorganization activities	(380)	(80)	(65)

Cash used in operating activities	(240)	(96)	(182)
Cash used in investing activities	(50)	(218)	(66)
Cash provided by financing activities	353	279	275

Net change in cash for period attributable to continuing operations	$63	$(35)	$27

Operating activities: Cash used in operating activities was $240 million in 2008, a $144 million increase from the $96 million used in 2007. The increase is attributable to higher cash used in reorganization activities of $300 million, primarily due to cash outflows required to facilitate our emergence from bankruptcy, as partially offset by improvement of $156 million in cash provided by operating activities before reorganization items. The improvement in cash provided by operating activities before reorganization items is primarily due to higher earnings, after adjusting for noncash items, and lower payments on our pension and other postretirement obligations, partially offset by higher tax payments as driven by higher ex-US earnings. Required contributions to our pension plans, which can fluctuate based upon minimum funding requirements, decreased $75 million in 2008 and payments on other postretirement obligations were reduced $15 million via reimbursement by a fund established at our emergence from bankruptcy restricted to pay certain liabilities assumed by us upon our spinoff from Pharmacia (“Legacy Liabilities”). The reduction in other postretirement obligation payments is expected to continue indefinitely as the balance remaining in this restricted fund at December 31, 2008, attributable to pre-spin other post retirement obligations, is $173 million, which effectively defeases the corresponding Legacy Liability. We will, however, continue to remain liable for payments on other postretirement obligations which are not included within the definition of Legacy Liabilities.

Cash used in operating activities was $96 million in 2007, an $86 million improvement from the $182 million used in 2006. Cash used in operating activities before reorganization items improved $101 million in 2007 due to higher earnings after adjusting for noncash items, lower funding requirements required by our domestic pension plan as partially offset by higher working capital balances.
Investing activities: Cash used in investing activities decreased $168 million in 2008 compared to the prior year due to the receipt of $43 million in 2008 from the sale of our corporate headquarters coupled with acquisition payments in 2007 of $127 million. The acquisition payments in 2007 are primarily attributable to the payment of $115 million for the Flexsys Acquisition, $7 million to purchase certain assets of Acquired Technology, Inc., a window film components business, and $4 million to purchase a specialty rubber chemicals business from Chemetall GmbH. Capital spending remained flat at $99 million as higher spending on growth initiatives was offset by lower spending on maintenance projects. Specific growth projects in 2008 include the completion of a third SAFLEX® plastic interlayer line at our Ghent, Belgium plant; expansion of our PVB resin manufacturing operations at our Springfield, Massachusetts plant; and construction of a new CPFilms coating and lamination line at our Martinsville, Virginia plant. Spending on maintenance and safety initiatives for 2008 and 2007 were $32 million and $42 million, respectively.
Cash used in investing activities increased $152 million in 2007 compared to 2006 due to an increase in acquisition activity and higher capital spending on growth projects. In 2007, as noted above, we acquired the remaining 50 percent stake in our Flexsys joint venture, a window films components business and a specialty chemicals business from Chemetall GmbH. In 2006, we acquired the remaining 51 percent stake in our plastic interlayer plant located in Santo Toribio to support the growing global demand of our SAFLEX® products. Capital spending increased $44 million in 2007 as compared to 2006 due to higher spending on growth and maintenance projects. In 2007, construction of a new SAFLEX® plastic interlayer plant in China, which was initiated in the prior year, was completed and construction of a third SAFLEX® plastic interlayer line at our Ghent, Belgium plant and the construction toward a new CPFilms coating and lamination line at our Martinsville, Virginia plant commenced. Further, investments in cost reduction projects increased modestly. Spending on maintenance and safety initiatives was $21 million in 2006.
Financing activities: Cash provided by financing activities was $353 million in 2008, compared with $279 million in 2007. On February 28, 2008, as more fully described in Note 1 — Background — in the accompanying consolidated financial statements, we emerged from bankruptcy. This event required a complete recapitalization of our debt and equity structure and, after repayment of all debt obligations outstanding at that time, resulted in net proceeds of $351 million. Of this amount, $250 million was used to establish certain funds restricted for future payments related to Legacy Liabilities and the remainder was used to pay certain secured and administrative claims and to provide additional liquidity for operations. Subsequent to our emergence from bankruptcy, we completed a sale and leaseback on our corporate headquarters and two common stock offerings comprised of 22,307,692 shares of common stock at $13 per share and 10,714,284 shares of common stock at $14 per share, respectively (“the Offerings”). Proceeds from the sale of our corporate headquarters were used to repay $19 million in debt outstanding on the building. Net proceeds of $422 million from the Offerings were used to repay our $400 million senior secured bridge facility, which was issued at emergence, and to provide additional liquidity for operations.
Cash provided by financing activities was $279 million in 2007, compared with $275 million in 2006. In January 2007, cash proceeds of $325 million, resulting from an upsizing of our DIP credit facility, were partially used to fund the Flexsys Acquisition and to provide additional liquidity for operations. Proceeds from the sale of our water treatment phosphonates business of $53 million were subsequently used to pay down this facility.

Working Capital — Continuing Operations
Working capital used for continuing operations is summarized as follows:

	Successor	Predecessor
Working Capital – continuing operations	December 31,	December 31,	Increase
(dollars in millions)	2008	2007	(Decrease)

Cash and cash equivalents	$32	$173
Trade receivables, net	227	293
Inventories	341	268
Other current assets	195	157

Total current assets	$795	$891

Accounts payable	$170	$180
Accrued liabilities	259	239
Short-term debt, including current maturities of long-term debt	37	982

Total current liabilities	$466	$1,401

Working Capital	$329	$(510)	$839

Our working capital used for continuing operations increased $839 million primarily as a result of our emergence from bankruptcy. Prior to the Effective Date, our DIP credit facility, which had a balance of $951 million at December 31, 2007, was classified as short-term debt. Concurrent with our emergence from bankruptcy, we restructured our debt such that our Term Loan and Revolver are classified as long-term and our short-term debt is comprised solely of current maturities of long-term debt of $12 million and $25 million in other lines of credit. The increase in working capital attributable to this restructuring of $945 million was partially offset by lower cash of $141 million. Prior to the Effective Date, our ability to apply excess cash against our various revolving credit facilities was limited. Our current revolving credit facilities include no such restriction which allows us to more efficiently manage our cash to an appropriate working balance.
Excluding cash and short-term debt, our working capital increased $34 million which is primarily attributable to the elimination of our LIFO inventory reserve of $35 million in accordance with the adoption of fresh-start accounting upon our emergence from bankruptcy.
From time to time, beginning in the month subsequent to our emergence from bankruptcy, we sell trade receivables without recourse to third parties. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities as amended by SFAS No. 156, Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140, trade receivables were removed from our consolidated statement of financial position and reflected as cash provided by operating activities in the consolidated statement of cash flows at the time of sale to the third party. Uncollected trade receivables sold under these arrangements and removed from the consolidated statement of financial position were $20 million at December 31, 2008. The average monthly amounts of trade receivables sold were $19 million and discounts (losses) on sales of trade receivables were less than $1 million for the ten months ended December 31, 2008. These losses primarily represented the costs of funds and were included as a reduction in operating income. Our sale of trade receivables in any period prior to our emergence from bankruptcy was immaterial.
Cash Flows — Discontinued Operations

	Combined	Predecessor
	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
Cash Flow Summary – discontinuing operations	December 31,	December 31,	December 31,
(dollars in millions)	2008	2007	2006

Cash provided by (used in) operating activities	$(153)	$45	$(2)
Cash provided by (used in) investing activities	(51)	13	18

Net change in cash for period attributable to discontinued operations	$(204)	$58	$16

Cash used in operating activities for discontinued operations increased $198 million due to lower earnings from our Integrated Nylon business, as discussed in the “Results of Operations — Discontinued Operations,” and restructuring payments associated with the idling of certain manufacturing lines as partially offset by a decrease in working capital balances. Cash provided by investing activities decreased $64 million due to the sale of our water treatment phosphonates business, DEQUEST®, and sales of surplus land adjacent to our Integrated Nylon plants for $56 million and $10 million, respectively.

Debt Covenants
Our Term Loan and Revolver (“Financing Agreements”) include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt. The financial covenants for the measurement period ended December 31, 2008 are (i) Leverage Ratio: limitation of maximum leverage ratio comprised of gross debt to trailing twelve-month continuing operations Adjusted EBITDA or earnings from continuing operations before interest, income taxes, depreciation and amortization, reorganization items, non-cash stock compensation expense and unusual gains and charges (as that term is defined in the Financing Agreements); and (ii) Fixed Charge Ratio: maintenance of a minimum fixed charge coverage ratio comprised of trailing twelve-month continuing operations Adjusted EBITDA, as reduced by trailing twelve-month continuing operations capital expenditures, to Fixed Charges (as defined in the Financing Agreements, as the sum of annualized cash interest expense, net, trailing twelve months cash income taxes and annualized debt amortization under our Term Loan) ratio; and iii) Maximum Capital Expenditures. Below is a summary of our actual performance under these financial covenants as of December 31, 2008 along with a summary to the contractually agreed to financial covenants for 2009.

	December 31,		March 31,	June 30,	September 30,	December 31,
	2008		2009	2009	2009	2009
	Actual	Covenant	Covenant	Covenant	Covenant	Covenant

Max Leverage Ratio	3.56	5.00	4.75	4.50	4.25	4.25
Min Fixed Charge Ratio	1.60	1.05	1.15	1.15	1.15	1.15
Max Capital Expenditures	$99	$175	n.a.	n.a.	n.a.	$252
Capital Expenditures
Capital expenditures are projected to total approximately $50 million during 2009 of which approximately $15 million of the projected total is attributable to expansion and productivity projects while the remaining $35 million is attributable to maintenance and right—to-operate projects.
Pension Contributions
We sponsor several defined benefit pension plans whereby we made cash contributions of $65 million and $140 million to the plans during 2008 and 2007, respectively. We expect to contribute approximately $45 million in cash to these pension plans during 2009 but actual contributions to the plans may differ as a result of a variety of factors, including changes in laws that impact funding. Our ultimate cash flow impact required to satisfy these outstanding liabilities will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and if we choose to satisfy these requirements in the form of stock contributions.
Off-Balance Sheet Arrangements
See Note 16 — Commitments and Contingencies — to the accompanying consolidated financial statements for a summary of off-balance sheet arrangements as of December 31, 2008.
Contingencies
See Note 16 — Commitments and Contingencies — to the accompanying consolidated financial statements for a summary of our contingencies as of December 31, 2008.

Commitments
Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Business Enterprises Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc., Solutia Systems, Inc., S E Investment LLC and future subsidiaries as defined by the Financing Agreements, subject to certain exceptions (the “Guarantors”) are guarantors of our obligations under the Financing Agreements. The Financing Agreements and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets.
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2008.

	Obligations Due by Period (Dollars in Millions)
					2012-	2014 and
Contractual Obligations	Total	2009	2010	2011	2013	thereafter
Short-Term Debt	$25	25	—	—	—	—
Long-Term Debt, including current portion	1,371	12	12	12	207	1,128
Interest Payments Related to Long-Term Debt	529	106	104	103	200	16
Operating Leases	59	12	10	7	12	18
Unconditional Purchase Obligations	216	94	45	45	12	20
Standby Letters of Credit(a)	85	84	—	—	1	—
Postretirement Obligations(b)	550	67	118	102	219	44
Environmental Remediation(c)	309	30	33	37	57	152
Uncertain Tax Positions(d)	3	3	—	—	—	—

Total Contractual Obligations	$3,147	$433	$322	$306	$708	$1,378

(a)	Standby letters of credit contractually expiring in 2009 are generally anticipated to be renewed or extended by extensions with existing standby letters of credit providers.

(b)
Represents estimated future minimum funding requirements for funded pension plans and other postretirement plans and estimated future benefit payments for unfunded pension and other postretirement plans.

(c)	The future obligations do not include $28 million available for reimbursement in the special purpose entity established with proceeds of stock issued by us on the Effective Date.

(d)
In addition to the $3 million reported in the 2009 column and classified as a current liability, we have $47 million recorded in Other Liabilities on the Consolidated Statement of Financial Position for which it is not reasonably possible to predict when it may be paid.

Recently Issued Accounting Standards
See Note 3 — Significant Accounting Policies — to the accompanying consolidated financial statements for a summary of recently issued accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information appearing under “Derivative Financial Instruments” on pages 40 and 41 is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL SECTION — TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Solutia Inc.:
We have audited the accompanying consolidated balance sheets of Solutia Inc. and subsidiaries (the “Company”) as of December 31, 2008 (Successor Company balance sheet) and 2007 (Predecessor Company balance sheet), and the related consolidated statements of income (loss), shareholders’ equity (deficit), comprehensive income (loss) and cash flows for the ten months ended December 31, 2008 (Successor Company operations), the two months ended February 29, 2008 (Predecessor Company operations) and for each of the two years in the period ended December 31, 2007 (Predecessor Company operations). Our audits also included the financial statement schedule included in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Iternal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
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
As discussed in Note 1 to the consolidated financial statements, on November 29, 2007, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on February 28, 2008. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code as amended by Financial Accounting Standards Board Staff Position No. SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1 to the consolidated financial statements.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Solutia Inc. and subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the ten months ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2007, and the results of its operations and its cash flows for the two months ended February 29, 2008, and for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 9 and Note 12, respectively, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007 and Statement of Financial Accounting Standard No. 158, Employers’ accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.
As discussed in Note 4 to the consolidated financial statements, the Company has recorded the assets and liabilities, results of operations and cash flows of the integrated nylon business as discontinued operations in the consolidated financial statements.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 16, 2009

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
	2008	2008	2007	2006
Net Sales	$1,775	$335	$1,643	$1,064
Cost of goods sold	1,411	242	1,263	796

Gross Profit	364	93	380	268
Selling, general and administrative expenses	244	42	221	184
Research, development and other operating expenses, net	9	3	24	20

Operating Income	111	48	135	64
Equity earnings from affiliates	—	—	12	38
Interest expense (a)	(132)	(17)	(112)	(77)
Other income, net	20	2	31	12
Loss on debt modification	—	—	(7)	(8)
Reorganization items, net	—	1,433	(298)	(71)

Income (Loss) from Continuing Operations Before Income Tax Expense	(1)	1,466	(239)	(42)
Income tax expense	13	214	17	18

Income (Loss) from Continuing Operations	(14)	1,252	(256)	(60)
Income (Loss) from Discontinued Operations, net of tax	(654)	202	48	62

Net Income (Loss)	$(668)	$1,454	$(208)	$2

Basic and Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations	$(0.19)	$11.98	$(2.45)	$(0.57)
Income (Loss) from Discontinued Operations	(8.75)	1.93	0.46	0.59

Net Income (Loss)	$(8.94)	$13.91	$(1.99)	$0.02

(a)	Predecessor excludes unrecorded contractual interest expense of $5 in the two months ended February 29, 2008 and $32 in the years ended December 31, 2007 and 2006.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
	2008	2008	2007	2006

Net Income (Loss)	$(668)	$1,454	$(208)	$2
Other Comprehensive Income (Loss):
Currency translation adjustments	(98)	32	30	(12)
Net unrealized gain (loss) on derivative instruments	(26)	—	—	1
Amortization of prior service gain	—	(3)	(17)	—
Amortization of actuarial loss	—	2	16	—
Actuarial loss arising during the year	(162)	(64)	(8)	—
Prior service gain arising during the year	—	109
Minimum pension liability adjustments	—	—	—	24
Fresh-start accounting adjustment	—	(30)	—	—

Comprehensive Income (Loss)	$(954)	$1,500	$(187)	$15

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)

	Successor	Predecessor
	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$32	$173
Trade receivables, net of allowances of $0 in 2008 and $2 in 2007	227	293
Miscellaneous receivables	110	114
Inventories	341	268
Prepaid expenses and other assets	85	43
Assets of discontinued operations	490	808

Total Current Assets	1,285	1,699
Property, Plant and Equipment, net of accumulated depreciation of $56 in 2008 and $1,102 in 2007	952	619
Goodwill	511	149
Identified Intangible Assets, net	823	57
Other Assets	163	116

Total Assets	$3,734	$2,640

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$170	$180
Accrued liabilities	259	239
Short-term debt, including current portion of long-term debt	37	982
Liabilities of discontinued operations	221	294

Total Current Liabilities	687	1,695
Long-Term Debt	1,359	359
Postretirement Liabilities	546	80
Environmental Remediation Liabilities	279	56
Deferred Tax Liabilities	202	45
Other Liabilities	140	78
Liabilities Subject to Compromise	—	1,922

Commitments and Contingencies (Note 16)

Shareholders’ Equity (Deficit):
Successor common stock at $0.01 par value; (500,000,000 shares authorized, 94,392,772 shares issued in 2008)	1	—
Predecessor common stock at $0.01 par value; (600,000,000 shares authorized, 118,400,635 shares issued in 2007)	—	1
Additional contributed capital	1,474	56
Predecessor stock held in treasury, at cost (13,941,057 shares in 2007)	—	(251)
Predecessor net deficiency of assets at spinoff	—	(113)
Accumulated other comprehensive loss	(286)	(46)
Accumulated deficit	(668)	(1,242)

Total Shareholders’ Equity (Deficit)	521	(1,595)

Total Liabilities and Shareholders’ Equity (Deficit)	$3,734	$2,640

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
	2008	2008	2007	2006
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
OPERATING ACTIVITIES:
Net income (loss)	$(668)	$1,454	$(208)	$2
Adjustments to reconcile to Cash From Continuing Operations:
(Income) Loss from discontinued operations, net of tax	654	(202)	(48)	(62)
Depreciation and amortization	89	11	59	46
Revaluation of assets and liabilities, net of tax	—	(1,383)	—	—
Discharge of claims and liabilities, net of tax	—	100	—	—
Other reorganization items, net	—	52	298	71
Pension obligation related expense less than contributions	(44)	(21)	(138)	(175)
Other postretirement benefit obligation related expense less than contributions	(13)	(6)	(39)	(48)
Deferred income taxes	(21)	5	(13)	4
Amortization of debt issuance costs	15	—	3	—
Equity earnings from affiliates	—	—	(12)	(38)
Gain on sale of other assets	(8)	—	—	—
Other (gains) charges including restructuring expenses	97	(2)	35	4
Other, net	—	—	—	(1)
Changes in assets and liabilities, net of acquisitions and divestitures:
Income taxes payable	(7)	5	14	4
Trade receivables	91	(24)	(34)	(9)
Inventories	(7)	(34)	(5)	12
Accounts payable	(31)	31	12	15
Restricted cash to fund payment of legacy liabilities	18	—	—	—
Environmental remediation liabilities	(18)	(1)	—	7
Other assets and liabilities	9	(1)	60	51

Cash Provided by (Used in) Continuing Operations before Reorganization Activities	156	(16)	(16)	(117)
Reorganization Activities:
Establishment of VEBA retiree trust	—	(175)	—	—
Establishment of restricted cash for environmental remediation and other legacy payments	—	(46)	—	—
Payment for allowed secured and administrative claims	—	(79)	—	—
Professional service fees	(31)	(31)	(72)	(57)
Other reorganization and emergence related payments	(1)	(17)	(8)	(8)

Cash Used in Reorganization Activities	(32)	(348)	(80)	(65)

Cash Provided by (Used in) Operations—Continuing Operations	124	(364)	(96)	(182)
Cash Provided by (Used in) Operations—Discontinued Operations	(105)	(48)	45	(2)

Cash Provided by (Used in) Operations	19	(412)	(51)	(184)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(84)	(15)	(99)	(55)
Acquisition and investment payments	(4)	—	(131)	(16)
Restricted cash	—	—	4	—
Investment proceeds and property disposals	53	—	8	5

Cash Used in Investing Activities—Continuing Operations	(35)	(15)	(218)	(66)
Cash Provided by (Used in) Investing Activities—Discontinued Operations	(37)	(14)	13	18

Cash Used in Investing Activities	(72)	(29)	(205)	(48)

FINANCING ACTIVITIES:
Net change in lines of credit	25	—	14	—
Proceeds from long-term debt obligations	—	1,600	75	—
Net change in long-term revolving credit facilities	(5)	190	(61)	—
Proceeds from stock issuance	422	250	—	—
Proceeds from short-term debt obligations	—	—	325	350
Payment of short-term debt obligations	—	(966)	(53)	—
Payment of long-term debt obligations	(437)	(366)	(4)	(51)
Payment of debt obligations subject to compromise	—	(221)	—	—
Debt issuance costs	(1)	(136)	(11)	(17)
Other, net	(2)	—	(6)	(7)

Cash Provided by Financing Activities—Continuing Operations	2	351	279	275

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51)	(90)	23	43

CASH AND CASH EQUIVALENTS:
Beginning of year	83	173	150	107

End of year	$32	$83	$173	$150

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Dollars in millions)

			Net		Accumulated		Total
		Additional	Deficiency		Other		Shareholders’
	Common	Contributed	of Assets at	Treasury	Comprehensive	Accumulated	Equity
	Stock	Capital	Spinoff	Stock	Loss	Deficit	(Deficit)
Predecessor, January 1, 2006	$1	$56	$(113)	$(251)	$(93)	$(1,033)	$(1,433)
Net income	—	—	—	—	—	2	2
Minimum pension liability adjustments, net of tax of $4	—	—	—	—	24	—	24
Incremental effect of adopting SFAS No. 158	—	—	—	—	13	—	13
Accumulated currency adjustments	—	—	—	—	(12)	—	(12)
Net unrealized gain on derivative instruments	—	—	—	—	1	—	1

Predecessor, December 31, 2006	$1	$56	$(113)	$(251)	$(67)	$(1,031)	$(1,405)

Net loss	—	—	—	—	—	(208)	(208)
Amortization of prior service gain	—	—	—	—	(17)	—	(17)
Actuarial loss arising during the year, net of tax of $(1)	—	—	—	—	(8)	—	(8)
Amortization of actuarial loss, net of tax of $1	—	—	—	—	16	—	16
Accumulated currency adjustments	—	—	—	—	30	—	30
Effect of adopting FIN 48	—	—	—	—	—	(3)	(3)

Predecessor, December 31, 2007	$1	$56	$(113)	$(251)	$(46)	$(1,242)	$(1,595)

Net income	—	—	—	—	—	1,454	1,454
Amortization of prior service gain	—	—	—	—	(3)	—	(3)
Prior service gain arising during the period	—	—	—	—	109	—	109
Amortization of actuarial loss	—	—	—	—	2	—	2
Actuarial loss arising during the period	—	—	—	—	(64)	—	(64)
Accumulated currency adjustments	—	—	—	—	32	—	32
Cancellation of old common stock	(1)	—	—	—	—	—	(1)
Fresh-start elimination of equity	—	(56)	113	251	(30)	(212)	66

Predecessor, February 29, 2008	—	—	—	—	—	—	—
Issuance of new common stock	1	1,036	—	—	—	—	1,037

Successor, February 29, 2008	1	1,036	—	—	—	—	1,037

Net loss	—	—	—	—	—	(668)	(668)
Actuarial loss arising during the period, net of tax of $4	—	—	—	—	(162)	—	(162)
Accumulated currency adjustments	—	—	—	—	(98)	—	(98)
Net unrealized loss on derivative instruments	—	—	—	—	(26)	—	(26)
Issuance of common stock	—	425	—	—	—	—	425
Share-based compensation expense	—	13	—	—	—	—	13

Successor, December 31, 2008	$1	$1,474	$—	$—	$(286)	$(668)	$521

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
1. Background
Solutia Inc., together with its subsidiaries, is a global manufacturer and marketer of a variety of high-performance chemical and engineered materials that are used in a broad range of consumer and industrial applications. Solutia is a world leader in performance films for laminated safety glass and after-market applications; and specialty products such as chemicals for the rubber industry, heat transfer fluids and aviation hydraulic fluids.
Unless the context requires otherwise, the terms “Solutia”, “Company”, “we”, and “our” herein refer to Solutia Inc. and its subsidiaries.
Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation (“Pharmacia”), a 100% owned subsidiary of Pfizer, Inc.). On September 1, 1997, Pharmacia distributed all of the outstanding shares of common stock of Solutia as a dividend to Pharmacia stockholders (the “Solutia Spinoff”). As a result of the Solutia Spinoff, we became an independent publicly held company and our operations ceased to be owned by Pharmacia.
On December 17, 2003, we and our 14 U.S. subsidiaries filed voluntary petitions for Chapter 11 protection (the “Chapter 11 Case”) to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain post-retirement benefits (the “Legacy Liabilities”) and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff. Our subsidiaries outside the United States were not included in the Chapter 11 filing. On February 28, 2008 (the “Effective Date”), we consummated our reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) and emerged from bankruptcy pursuant to our Fifth Amended Joint Plan of Reorganization, which was confirmed by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on November 29, 2007 (the “Plan”).
On the Effective Date, all of our existing shares of common stock (the “Old Common Stock”) were canceled pursuant to the Plan. We also issued the following shares of common stock, par value $0.01 per share, (the “New Common Stock”) of the newly reorganized Solutia in satisfaction of creditor claims and stockholder interests: (1) 29,024,446 shares of New Common Stock to our general unsecured creditors and to noteholders who held our then outstanding 7.375% Notes due October 15, 2027 and 6.72% Notes due October 15, 2037, 599,295 of which shares are being held in a disputed claims reserve for the benefit of holders of disputed claims whose claims are subsequently allowed and any shares left over after all disputed claims have been resolved shall be distributed pro rata to holders of allowed claims; (2) 1,221,492 shares of New Common Stock to fund a retiree trust, which qualifies as a Voluntary Employees’ Beneficiary Association (“VEBA”); (3) 597,186 shares of New Common Stock, representing 1% of the total New Common Stock, to holders of at least 175 shares of the Old Common Stock; (4) 15,916,059 shares of New Common Stock to general unsecured creditors and noteholders pursuant to the creditor rights offering (the “Creditor Rights Offering”); (5) 2,833,003 shares of New Common Stock to the backstop investors in the Creditor Rights Offering; (6) 7,667,523 shares of New Common Stock to holders of at least 11 shares of Old Common Stock pursuant to an equity rights offering (the “Equity Rights Offering”); and (7) 2,489,977 shares of New Common Stock, representing the shares of New Common Stock that were unsubscribed for in the Equity Rights Offering, to Monsanto Company (“Monsanto”). The total amount of the general unsecured claims pool was approximately $820. In addition, we issued warrants (the “Warrants”) to purchase an aggregate of 4,481,250 shares of New Common Stock to holders of Old Common Stock based on a holder’s pre-petition stock ownership, provided that such holder held at least 24 shares of the Old Common Stock. Subject to the terms of the warrant agreement, Warrant holders are entitled to purchase shares of New Common Stock at an exercise price of $29.70 per share. The Warrants have a five-year term and will expire on February 27, 2013. The Warrants may be exercised for cash or on a net issuance basis.
We also entered into certain financing agreements on the Effective Date to borrow up to $2.05 billion from a syndicate of lenders (the “Financing Agreements”). The Financing Agreements consisted of (i) a $450 senior secured asset-based revolving credit facility (“Revolver”), (ii) a $1.2 billion senior secured term loan facility (“Term Loan”) and (iii) a $400 senior unsecured bridge facility (“Bridge”). The Bridge was subsequently retired in full as more fully described in Note 10 — Debt Obligations.
Upon our emergence from bankruptcy, we adopted fresh-start accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) as amended by Financial Accounting Standards Board (“FASB”) Staff Position No. SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7. This resulted in our becoming a new reporting entity on March 1, 2008, which has a new capital structure, a new basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. Accordingly, the Consolidated Financial Statements on or after March 1, 2008 are not comparable to the Consolidated Financial Statements prior to that date. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Solutia Inc. and its subsidiaries for the periods following March 1, 2008 (“Successor”), and of Solutia Inc. and its subsidiaries for the periods through February 29, 2008 (“Predecessor”).

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
In the second quarter of 2008, we announced plans to review the strategic alternatives of our Integrated Nylon business and in the third quarter of 2008, we concluded a sale of the business is probable. As a result, financial data for this business has been presented as discontinued operations as outlined below. The financial statements have been recast and prepared in compliance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and, accordingly, for all periods presented herein, the Consolidated Statement of Financial Position, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows have been conformed to this presentation. See Note 4 — Acquisitions and Discontinued Operations — for further details.
2. Fresh-Start Accounting
Fresh-start accounting reflects our value as determined in the Plan. Under fresh-start accounting, our asset values are re-measured using fair value and are allocated in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill. In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).
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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The effects of the Plan and fresh-start accounting on our Consolidated Statement of Financial Position at February 29, 2008 are as follows:

	Predecessor			Revaluation of		Successor
	February 29,	Effect of		Assets and		February 29,
	2008	Plan		Liabilities		2008

ASSETS
Current Assets:
Cash and cash equivalents	$180	$(97)	(a)	$—		$83
Trade receivables	317	—		—		317
Miscellaneous receivables	128	(3)	(a)	(1)	(d)	124
Inventories	302	—		98	(d)	400
Prepaid expenses and other assets	56	30	(a)(b)	(5)	(d)	81
Assets of discontinued operations	863	—		218	(d)	1,081

Total Current Assets	1,846	(70)		310		2,086
Property, Plant and Equipment	629	—		406	(d)	1,035
Goodwill	150	—		370	(e)	520
Identified Intangible Assets	56	—		825	(d)	881
Other Assets	113	112	(a)(b)	(3)	(d)	222

Total Assets	$2,794	$42		$1,908		$4,744

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$234	$—		$—		$234
Accrued liabilities	234	17	(a)	15	(d)	266
Short-term debt, including current portion of long-term debt	1,098	(1,085)	(b)	—		13
Liabilities of discontinued operations	297	—		2	(d)	299

Total Current Liabilities	1,863	(1,068)		17		812
Long-Term Debt	386	1,410	(b)	—		1,796
Postretirement Liabilities	86	369	(a)	—		455
Environmental Remediation Liabilities	55	207	(a)	29	(d)	291
Deferred Tax Liabilities	47	(12)	(a)	194	(d)	229
Other Liabilities	83	34	(a)	7	(d)	124

Total Liabilities not Subject to Compromise	2,520	940		247		3,707

Liabilities Subject to Compromise	1,962	(1,962)	(a)	—		—

Shareholders’ Equity (Deficit):
Successor common stock at $0.01 par value	—	1	(c)	—		1
Predecessor common stock at $0.01 par value	1	—		(1)	(c)	—
Additional contributed capital	56	1,036	(c)	(56)	(c)	1,036
Predecessor stock held in treasury, at cost	(251)	—		251	(c)	—
Predecessor net deficiency of assets at spin-off	(113)	—		113	(c)	—
Accumulated other comprehensive income (loss)	(97)	127	(a)	(30)	(c)	—
Accumulated deficit	(1,284)	(100)	(c)	1,384	(c)	—

Total Shareholders’ Equity (Deficit)	(1,688)	1,064		1,661		1,037

Total Liabilities and Shareholders’ Equity (Deficit)	$2,794	$42		$1,908		$4,744

(a)
To record the discharge and payment of liabilities subject to compromise, payment of accrued post-petition interest, the re-establishment of liabilities to be retained by Successor, the defeasance of a substantial amount of our postretirement liabilities and the establishment of a fund restricted to the payment of certain Legacy Liabilities.

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

Reorganization Items, net
Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain or loss that we realized or incurred due to our reorganization under the Bankruptcy Code.
Reorganization items, net consisted of the following items:

	Predecessor
	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	February 29,	December 31,	December 31,
	2008	2007	2006

Discharge of claims and liabilities (a)	$(104)	$—	$—
Revaluation of assets and liabilities (b)	1,589	—	—
Professional fees (c)	(52)	(67)	(58)
Severance and employee retention costs (d)	—	(9)	(4)
Adjustments to allowed claim amounts (e)	—	(224)	2
Settlements of pre-petition claims (f)	—	2	—
Other	—	—	(11)

Total Reorganization Items, net	$1,433	$(298)	$(71)

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

(e)	Adjustments to record certain pre-petition claims at estimated amounts of the allowed claims.

(f)	Represents the difference between the settlement amount of certain pre-petition obligations and the corresponding amounts previously recorded.
We did not incur any additional reorganization items, net in the ten months ended December 31, 2008.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
3. Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements for the period in which we were in bankruptcy were prepared in accordance with SOP 90-7 and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. In accordance with SOP 90-7, we adopted fresh-start accounting as of the Effective Date. However, due to the proximity of the Effective Date to the February month end, for accounting convenience purposes, we have reported the effects of fresh-start accounting as if they occurred on February 29, 2008. Furthermore, as a result of the adoption of fresh-start accounting and as noted below, certain of our significant accounting policies have been updated. See Note 2 - Fresh Start Accounting — for further details on the adoption of fresh-start accounting.
Basis of Consolidation
The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. These statements pertain to Solutia and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Companies in which we have a significant interest but not a controlling interest are accounted for under the equity method of accounting and included in Other Assets in the Consolidated Statement of Financial Position. Our proportionate share of these companies’ net earnings or losses is reflected in Equity Earnings from Affiliates in the Consolidated Statement of Operations.
Reclassifications
Concurrent with our emergence from bankruptcy, we changed the classification of certain items in our Consolidated Statement of Operations and reclassified prior period amounts to conform to current period presentation. These changes have no impact on net income (loss) in any period prior to or subsequent to our emergence. These reclassifications are as follows for the twelve months ended December 31, 2007 and 2006:
Marketing expenses: We reclassified $140 and $131 of expenses for the twelve months ended December 31, 2007 and 2006, respectively, previously presented separately as marketing expenses on the Consolidated Statement of Operations to selling, general and administrative expenses.

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2007	2006

Selling, general and administrative expenses	$99	$86
Income (Loss) from Discontinued Operations	$41	$45
Administrative expenses: We reclassified $112 and $97 of expenses for the twelve months ended December 31, 2007 and 2006, respectively, previously presented as administrative expenses on the Consolidated Statement of Operations as follows:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2007	2006

Selling, general and administrative expenses	$114	$92
Research, development and other operating expenses, net	$(2)	$1
Income (Loss) from Discontinued Operations	$—	$4
Technological expenses: We reclassified $45 and $44 of expenses for the twelve months ended December 31, 2007 and 2006, respectively, previously presented as technological expenses on the Consolidated Statement of Operations as follows:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2007	2006

Selling, general and administrative expenses	$6	$5
Research, development and other operating expenses, net	$26	$19
Income (Loss) from Discontinued Operations	$13	$20
Amortization expense: We reclassified $2 and $1 of expense for the twelve months ended December 31, 2007 and 2006, respectively, previously presented as amortization expense on the Consolidated Statement of Operations to selling, general and administrative expenses.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements which affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates were used to account for restructuring reserves, environmental reserves, self-insurance reserves, valuations of goodwill and other intangible assets, employee benefit plans, income tax liabilities and assets and related valuation allowances, inventory obsolescence, asset impairments, value of share-based compensation, litigation and other contingencies and the allocation of corporate costs to segments. Significant estimates and assumptions are also used to establish the useful lives of depreciable tangible and finite-lived intangible assets.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.
Trade Receivables
The provision for losses on uncollectible trade receivables is determined on the basis of past collection experience, current economic and market conditions and a review of the current status of each customer’s trade receivable.
Inventory Valuation
Inventories are stated at cost or market, whichever is less. With the exception of inventories of our rubber chemicals operations, actual cost is used to value raw materials and supplies. Goods in process, finished goods and all inventories of our rubber chemicals operations, are valued at standard cost, which approximates actual cost. Variances, exclusive of unusual volume and operating performance, are capitalized into inventory when material. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity.
Prior to March 1, 2008, the cost of inventories in the United States, excluding supplies and the inventories of CPFilms and our rubber chemicals operations, was determined by the last-in, first-out (“LIFO”) method (approximately forty percent as of December 31, 2007), which generally reflects the effects of inflation or deflation on cost of goods sold sooner than other inventory cost methods. All remaining inventories were determined by the first-in, first-out (“FIFO”) method. As of March 1, 2008, the cost of all inventories in the United States, excluding supplies, is determined by the LIFO method (approximately forty percent as of December 31, 2008). The cost of inventories outside the United States, as well as supplies inventories in the United States, is determined by the FIFO method.
In accordance with SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4, we record abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges.
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
Goodwill and Intangible Assets
Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets resulting from our adoption of fresh-start accounting. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment as of November 30th of each year or more frequently when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
We test goodwill for impairment by first comparing the carrying value of each reporting unit, including goodwill, to its fair value. The fair value of the reporting unit is determined considering both the market and income approaches. Under the market approach, fair value is based on a comparison of similar publicly traded companies. Under the income approach, fair value is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of impairment, if any. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the net fair values of recognized and unrecognized assets and liabilities of the reporting unit. We test intangible assets with indefinite lives for impairment through comparison of the fair value of the intangible asset with its carrying amount. The fair value of intangible assets with indefinite lives is determined using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows. The shortfall of the fair value below carrying value represents the amount of impairment. See Note 6 — Goodwill and Other Intangible Assets — for further discussion of the annual impairment test.
Intangible assets that have finite useful lives are amortized over their determinable useful lives on a straight-line method and assessed for impairment in accordance with our Impairment of Long-Lived Assets accounting policy. The estimated useful lives are as follows:

Estimated Useful Lives
	Successor	Predecessor

Finite-Lived Intangible Assets	5 to 27 years	5 to 25 years
On a quarterly basis, the useful lives of these assets are evaluated to determine whether events or circumstances warrant a revision to the remaining period of amortization. If an estimate of the useful life is changed, the remaining carrying amount of the asset will be amortized prospectively over the revised remaining useful life.
Impairment of Long-Lived Assets
In compliance with SFAS No. 144, impairment tests of long-lived assets are made when conditions indicate the carrying amount may not be recoverable. Impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset value is written down to its fair value based upon market prices or, if not available, upon discounted cash value, at an appropriate discount rate.
Environmental Remediation
Costs for remediation of waste disposal sites are accrued in the accounting period in which the obligation is probable and when the cost is reasonably estimable based on current law and existing technology. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from third parties. In those cases where third-party indemnitors have agreed to pay any amounts and management believes that collection of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements.
Litigation and Other Contingencies
We are a party to legal proceedings involving intellectual property, tort, contract, antitrust, employee benefit, environmental, government investigations and other litigation, claims and legal proceedings (see Note 16 — Commitments and Contingencies). We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with SFAS No. 5, Accounting for Contingencies, accruals for such contingencies are recorded to the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the low end of the range. In addition, we accrue for legal costs expected to be incurred with a loss contingency.
Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, past experience, scientific and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change and could result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Self-Insurance and Insurance Recoveries
We maintain self-insurance reserves to reflect our estimate of uninsured losses. Self-insured losses are accrued based upon estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry, our historical experience and certain case specific reserves as required, including estimated legal costs. The maximum extent of the self-insurance provided by us is dependent upon a number of factors including the facts and circumstances of individual cases and the terms and conditions of the commercial policies. We have purchased commercial insurance in order to reduce our exposure to workers’ compensation, product, general, automobile and property liability claims. This insurance has varying policy limits and deductibles.
Insurance recoveries are estimated in consideration of expected losses, coverage limits and policy deductibles. When recovery from an insurance policy is considered probable, a receivable is recorded.
Foreign Currency Translation
The local currency has been used as the functional currency for nearly all worldwide locations and is translated into U.S. dollars at current or average exchange rates. Unrealized currency translation adjustments are included in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position.
Derivative Financial Instruments
In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended, all derivatives except those which qualify for exception, whether designated for hedging relationships or not, are recognized in the Consolidated Statement of Financial Position at their fair value.
Currency forward and option contracts are used to manage currency exposures for financial instruments denominated in currencies other than the entity’s functional currency. We have chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be included in Other Income, net in the Consolidated Statement of Operations.
Interest rate caps and swaps are used to manage interest rate exposures on variable rate debt instruments. Prior to the Effective Date, we did not designate these instruments as hedges and allowed the gains and losses that arose from marking the swaps to market to be included in Interest Expense in the Consolidated Statement of Operations. Any caps and swaps entered into after the Effective Date have been designated as cash flow hedges and the mark-to-market gain or loss on qualifying hedges is included in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position to the extent effective, and reclassified into Interest Expense in the Consolidated Statement of Operations in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Interest Expense immediately
Natural gas forward and option contracts are used to manage some of the exposure for the cost of natural gas. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position to the extent effective, and reclassified into Cost of Goods Sold in the Consolidated Statement of Operations in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of Goods Sold immediately.
Revenue Recognition
Our primary revenue-earning activities involve producing and delivering goods. Revenues are considered to be earned when we have completed the process by which we are entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence that an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.
Shipping and Handling Costs
Amounts billed for shipping and handling are included in Net Sales and the costs incurred for these activities are included in Cost of Goods Sold in the Consolidated Statement of Operations.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Distribution Costs
We include inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and the other costs of our distribution network in Cost of Goods Sold in the Consolidated Statement of Operations.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. We determine the appropriateness of valuation allowances in accordance with the “more likely than not” recognition criteria outlined in SFAS No. 109.
In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), we recognize tax positions in the Consolidated Statement of Financial Position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. Accrued interest and penalties related to unrecognized tax benefits are included in Income Tax Expense in the Consolidated Statement of Operations.
Earnings (Loss) per Share
Basic earnings (loss) per share is a measure of operating performance that assumes no dilution from securities or contracts to issue common stock. Diluted earnings (loss) per share is a measure of operating performance by giving effect to the dilution that would occur if securities or contracts to issue common stock were exercised or converted. To the extent that stock options, non-vested restricted stock and warrants are anti-dilutive, they are excluded from the calculation of diluted earnings per share.
Share-Based Compensation
As of January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) changed certain accounting guidance for business combinations. SFAS No. 141(R) requires, among other things; (i) all business combinations will result in all assets and liabilities being recorded at their fair values, with limited exceptions, (ii) certain acquired contingencies will be recorded at fair value at the acquisition date with subsequent changes in valuation recorded in earnings, (iii) acquisition costs will generally be expensed as incurred, (iv) restructuring costs will generally be expensed in periods after the acquisition date, and (v) fair value of the purchase price, including the issuance of equity securities, will be determined on the acquisition date. The provisions of SFAS No. 141(R) applies prospectively to business combinations in which the acquisition date is in fiscal years beginning on or after December 15, 2008 with early adoption prohibited. The impact on us will be dependent upon acquisitions after adoption.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. We believe that the initial adoption of SFAS No. 160 will not have a material effect on our statements of financial position, results of operations or cash flows. However, the impact on us in future periods will be dependent upon noncontrolling interests obtained after adoption.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008, and are not expected to have a material impact on our consolidated financial statements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after Dec. 15, 2008, and interim periods within those years and must be applied prospectively to intangible assets acquired after the effective date. The impact on us will be dependent upon acquisitions after adoption.
In December 2008, the FASB issued FSP FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets, (“FSP FAS 132(R)-1”) which enhances disclosures required for pension and retirement plan assets. The amendment includes providing a description of the investment strategies and policies and providing information to allow the readers an understanding of the risk management practices. FSP FAS 132(R)-1 also requires the disclosure of the fair value of the major asset categories for the plan assets and the valuation techniques used to determine the fair values. Disclosures as a result of FSP FAS 132(R)-1 are required for fiscal years ending after December 15, 2009. We are currently evaluating the impact of FSP FAS 132(R)-1 on the consolidated financial statements.
4. Acquisitions and Discontinued Operations
Acquisitions
On May 1, 2007, we purchased the remaining 50 percent interest in our Flexsys joint venture (“Flexsys”) simultaneous with Flexsys’ purchase of Akzo Nobel’s CRYSTEX® manufacturing operations in Japan for $25. Under the terms of the purchase agreement, we purchased Akzo Nobel’s interest in Flexsys for $213. The purchase was settled by cash payment of $115 plus the debt assumption by us of Akzo Nobel’s pro-rata share of the projected Flexsys pension liability and the outstanding balance on the existing term and revolving credit facility. Subsequent to the acquisition, we reduced the projected pension liability via the payment of $27 to the pension plan, which was classified as cash used in operating activities in the Consolidated Statement of Cash Flows. We also refinanced the existing Flexsys $200 term and revolving credit facility with a new debt agreement comprised of a $75 term loan and $150 revolving credit facility which was subsequently repaid on the Effective Date as discussed in Note 10 — Debt Obligations.
Flexsys is the world’s leading supplier of chemicals to the rubber processing and related industries and manufactures more than fifty different products consisting of vulcanizing agents and rubber chemicals. The acquisition was made to grow our portfolio of specialty chemical businesses. The results of operations for Flexsys are included in the Technical Specialties reportable segment from the acquisition date.
As of the acquisition date, management began to assess and formulate plans to integrate Flexsys. The activities have been accounted for in accordance with Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF No. 95-3). See Note 5 — Impairment of Long-Lived Assets and Restructuring Reserves — for restructuring charges recognized in Accrued Liabilities and Other Liabilities as part of the purchase price allocation above and charges utilized.
On November 13, 2007, we purchased Acquired Technology, Inc. (“ATI”) for $7. The ATI acquisition provides technology to help grow and develop the broad product portfolio of our CPFilms reportable segment while immediately adding sales volume in the window film components business. The results of operations for ATI are included in the CPFilms reportable segment from the acquisition date.
On March 1, 2006, we purchased the remaining 51 percent interest in our Solutia Tlaxcala S.A. de C.V. joint venture, formerly known as Quimica M, S.A. de C.V. (“Tlaxcala”), for approximately $20 in cash. This acquisition reflects our commitment to meet the growing global demand for our SAFLEX® plastic interlayer products. The results of operations for Tlaxcala are included in the Saflex reportable segment from the acquisition date.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Discontinued Operations
We have classified the following completed or pending transactions as discontinued operations in the consolidated financial statements for all periods presented in accordance with SFAS No. 144. As further described below, we allocated interest expense of $11, $4, $24 and $27 in the ten months ended December 31, 2008, two months ended February 29, 2008 and the years ended December 31, 2007 and 2006, respectively, to discontinued operations. A summary of the net sales and income (loss) from discontinued operations follows:

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
	2008	2008	2007	2006
Integrated Nylon:
Net sales	$1,462	$318	$1,892	$1,731

Income (Loss) before income taxes	$(654)	$202	$36	$5
Income tax expense	1	—	2	1

Income (Loss) from discontinued operations	$(655)	$202	$34	$4

Water Treatment Phosphonates Business:
Net sales	$—	$—	$43	$110

Income before income taxes	$—	$—	$34	$1
Income tax expense	—	—	15	1

Income from discontinued operations	$—	$—	$19	$—

Pharmaceutical Services Business:
Net sales	$—	$—	$—	$42

Income before income taxes	$—	$—	$—	$54
Income tax benefit	—	—	—	(4)

Income from discontinued operations	$—	$—	$—	$58

Resins, Additives, and Adhesives Business:
Income tax expense (benefit)	$(1)	$—	$5	$—

Income (Loss) from discontinued operations	$1	$—	$(5)	$—

In the third quarter of 2008, and after completion of a review of strategic alternatives for our Integrated Nylon business, we initiated a process to sell this business and currently anticipate announcing a disposition by the end of the first quarter of 2009. Accordingly, the assets and liabilities, operating results and cash flows of our Integrated Nylon business have been classified as discontinued operations on the consolidated financial statements. We were required to perform an impairment test of the Integrated Nylon asset group in accordance with SFAS No. 144. For purposes of testing for impairment and using all available evidence as of December 31, 2008, we estimated the fair value of this asset group by weighting estimated sales proceeds and discounted cash flows that the asset group could be expected to generate through the time of an assumed sale. Our test concluded impairment existed at December 31, 2008 and, accordingly, we recorded a charge of $461 in Income (Loss) from Discontinued Operations, net of tax, in the Consolidated Statement of Operations to reduce the carrying value of long-lived assets to their estimated fair value.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The carrying amounts of assets and liabilities for Integrated Nylon, which have been classified as current in the Consolidated Statement of Financial Position consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2008	2007

Assets:
Trade receivables, net	$75	$155
Miscellaneous receivables	15	19
Inventories	336	149
Prepaid expenses and other assets	15	9
Property, plant and equipment, net	41	433
Identified intangible assets, net	—	1
Other assets	8	35

Assets of discontinued operations	$490	$801

Liabilities:
Accounts payable	$101	$162
Accrued liabilities	54	58
Environmental remediation liabilities	9	5
Other liabilities	57	63

Liabilities of discontinued operations	$221	$288

The operating results of our Integrated Nylon business reflect adjustments to our LIFO Inventory reserve associated with this business and interest expense associated with debt which would be repaid using anticipated sales proceeds which were not previously allocated to the results of this business. Conversely, certain corporate expenses and reorganization items, net are excluded from the operating results which had previously been allocated to Integrated Nylon.
On May 31, 2007, we sold the assets and transferred certain liabilities of DEQUEST®, our water treatment phosphonates business (“Dequest”) to Thermphos Trading GmbH (“Thermphos”). Under the terms of the agreement, Thermphos purchased the assets and assumed certain of the liabilities of Dequest, resulting in a gain of $34. The gain on sale of Dequest is subject to income tax in multiple jurisdictions, the allocation of which may be challenged by local authorities. We have provided taxes in excess of the U.S. Federal income rate to reflect this uncertainty. The carrying amounts of assets and liabilities from Dequest were $7 and $6, respectively, and have been classified as current in the Consolidated Statement of Financial Position at December 31, 2007. Dequest was a component of the former Performance Products segment prior to the classification as discontinued operations before the segment realignment discussed in Note 18 — Segment and Geographic Data.
On August 22, 2006, we sold our pharmaceutical services business to Dishman Pharmaceuticals & Chemicals Ltd. (“Dishman”). Under the terms of the sale, Dishman purchased 100 percent of the stock of the pharmaceutical services business, as well as certain other assets used in the pharmaceutical services business, resulting in a gain of $49. The gain on sale was exempt from tax outside the United States and no gain was realized for United States tax purposes. The pharmaceutical services business was a component of the former Performance Products segment prior to the classification as discontinued operations before the segment realignment discussed in Note 18 — Segment and Geographic Data.
We sold the resins, additives and adhesives businesses to UCB S.A. on January 31, 2003. A reserve of $5 was established in 2007 to provide for a potential liability for on-going tax audits of these businesses for the years 2000 through 2002. During the ten months ended December 31, 2008, the tax audits were completed and a gain of $1 was recognized as a result of the final settlements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
5. Impairment of Long-Lived Assets and Restructuring Reserves
In an effort to maintain competitiveness across our businesses and the geographic areas in which we operate and to enhance the efficiency and cost effectiveness of our support operations, we periodically initiate certain restructuring activities which result in charges for costs associated with exit or disposal activities, severance and/or impairment of long-lived assets. A summary of these activities for 2008, 2007 and 2006 are as follows:
2008 Restructuring Events
Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we ceased the manufacturing of certain rubber chemicals at our facility in Ruabon, Wales, United Kingdom (“Ruabon Facility”) in the third and fourth quarter of 2008 with an expected final closure of the plant in 2011. As a result, we expect to incur charges of $43 throughout the closure process as an increase to Cost of Goods Sold within our Technical Specialties reportable segment, categorized as follows: (i) $17 for employment reductions, (ii) $11 for future contractual payments on indirect residual costs necessary to continue providing third party operations at the site until final closure, and (iii) $15 for other costs including clean-out and demolition. During the ten months ended December 31, 2008, $20 of restructuring costs was charged to Cost of Goods Sold relating to these activities categorized as follows: (i) $7 for employment reductions, (ii) $10 for contract termination costs, and (iii) $3 of other restructuring costs.
In an effort to balance our North America production with customer demand, in the fourth quarter of 2008, we announced plans to idle our SAFLEX® plastic interlayer manufacturing line at our facility in Trenton, Michigan (“Trenton Facility”) in 2009. Consequently, we expect to incur charges of $16 as an increase to Cost of Goods Sold within our Saflex reportable segment, categorized as follows: (i) $7 for employment reductions, (ii) $8 for the write-down of the related manufacturing assets, and (iii) $1 for other restructuring costs. During the ten months ended December 31, 2008, $10 for restructuring costs was charged to Cost of Goods Sold relating to these activities, categorized as follows: (i) $2 for employment reductions and (ii) $8 for the write-down of the related manufacturing assets.
To improve our cost position, we relocated the manufacturing operations of our plastic products business in 2008 from Ghent, Belgium to Oredea, Romania. During the ten months ended December 31, 2008, $2 of costs, categorized as other restructuring costs within Unallocated and Other, was charged to Cost of Goods Sold for this restructuring event.
In the fourth quarter of 2008, we initiated a general corporate restructuring activity targeted to increase the efficiency and cost effectiveness of our support operations. We expect to incur charges of $10-$15 through the end of 2009 to cover the cost of impacted headcount reductions to be shared by all segments of the business. As a result of these actions, $3 for employment reductions was charged to Selling, General and Administrative expenses within Unallocated and Other Operations.
In 2008, we recorded certain maintenance capital expenditures on certain product lines that manufacture rubber chemicals at our facility in Antwerp, Belgium (“Antwerp Facility”). Because the carrying values of the related asset groups were fully impaired in 2007, we reviewed the expected future cash flows attributable to these product lines to ensure the 2008 capital expenditures were recoverable and concluded the carrying value of these capital additions should be reduced. As a result, during the ten months ended December 31, 2008, $3 of restructuring costs, categorized as impairment of fixed assets, was charged to Cost of Goods Sold within our Technical Specialties reportable segment.
2007 Restructuring Events
In conjunction with the Flexsys Acquisition (see Note 4 — Acquisitions and Discontinued Operations) and in accordance with the provisions of EITF No. 95-3, we increased our restructuring reserve $10 as an adjustment to the purchase price allocation and assumed an additional $2 of existing restructuring reserves. The combined restructuring reserve is expected to cover (i) $10 for employment reductions and (ii) $2 for future contractual payments for administrative offices to be closed.
Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, the long-term profitability outlook of certain rubber chemicals product lines at our Ruabon Facility and Antwerp Facility declined significantly. As a result, in the fourth quarter of 2007 we recorded $25 as an increase to Cost of Goods Sold within our Technical Specialties reportable segment for impairment of certain long-lived assets.
To improve efficiency as well as our cost position, we enacted certain headcount reductions within our Saflex and Technical Specialties segments in 2007. As a result, $2 for employment reductions was charged to Costs of Goods Sold.
2006 Restructuring Events
During 2006, we recorded $2 of asset write-downs and $3 of future contractual payments related to the termination of a third party manufacturing agreement. These costs were all recorded within Reorganization Items, net in Unallocated and Other Operations. Further, in coordination with efforts to improve our cost position in order to emerge from bankruptcy as a viable going concern, $7 was charged against our Saflex and CPFilms reportable segments involving headcount reductions as follows: (i) $3 recorded in Reorganization Items, net (ii) $3 in Selling, General and Administrative expenses, and (iii) $1 in Cost of Goods Sold.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The following table summarizes the above noted restructuring charges, amounts utilized to carry out those plans and amounts remaining at December 31, 2008:

		Future		Impairment of	Other
	Decommissioning/	Contractual	Employment	Long-Lived	Restructuring
	Dismantling	Payments	Reductions	Assets	Costs	Total

Predecessor
Balance at January 1, 2007	$1	$2	$2	$—	$—	$5
Assumed liabilities	—	—	2	—	—	2
Acquisition related liabilities	—	2	8	—	—	10
Charges taken	—	—	2	25	—	27
Amounts utilized	(1)	(1)	(9)	—	—	(11)
Non-cash reductions	—	—	—	(25)	—	(25)

Balance at December 31, 2007	—	3	5	—	—	8
Amounts utilized	—	—	(1)	—	—	(1)
Currency fluctuations	—	—	1	—	—	1

Balance at February 29, 2008	—	3	5	—	—	8
Successor
Charges taken	—	9	12	11	5	37
Amounts utilized	—	(2)	(4)	—	(4)	(10)
Non-cash reductions	—	—	—	(11)	(1)	(12)
Currency fluctuations	—	(2)	(1)	—	—	(3)
Change in estimates	—	2	(2)	—	—	—

Balance at December 31, 2008	$—	$10	$10	$—	$—	$20

We expect the majority of the $20 of restructuring liabilities as of December 31, 2008 to be utilized within the next twelve months.
6. Goodwill and Other Intangible Assets
Goodwill
As a result of applying fresh-start accounting, the Successor recorded goodwill of $520 as of February 29, 2008. We do not have any goodwill that is deductible for tax purposes. During the ten months ended December 31, 2008, goodwill was reduced by $9 in accordance with SOP 90-7 to reflect our expectation that certain tax benefits, previously fully reserved, would be realized. Goodwill by reportable segment is as follows:

			Technical
	Saflex	CPFilms	Specialties	Total
Predecessor
Balance at December 31, 2007	$55	$13	$81	$149
Currency adjustment	—	—	1	1
Fresh-start eliminations	(55)	(13)	(82)	(150)
Fresh-start additions	205	159	156	520

Balance at February 29, 2008	205	159	156	520
Successor
Tax Adjustment	—	—	(9)	(9)

Balance at December 31, 2008	$205	$159	$147	$511

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

	Successor				Predecessor
	December 31, 2008				December 31, 2007
	Estimated				Estimated
	Useful	Gross		Net	Useful	Gross		Net
	Life in	Carrying	Accumulated	Carrying	Life in	Carrying	Accumulated	Carrying
	Years	Value	Amortization	Value	Years	Value	Amortization	Value

Amortizable intangible assets:
Customer relationships	23 to 27	$486	$(15)	$471	12	$1	$ (—)	$1
Technology	5 to 26	199	(9)	190	15 to 25	18	(1)	17
Trade names	25	13	(—)	13	16 to 25	2	(—)	2
Patents	13	4	(—)	4	5 to 10	2	(—)	2
Contract-based		—	(—)	—	5 to 20	18	(8)	10
Indefinite-lived intangible assets:
Trademarks		145	—	145		26	—	26

Total Identified Intangible Assets		$847	$(24)	$823		$67	$(9)	$58

The weighted-average useful life of our customer relationship and technology intangible assets are 26 years and 18 years, respectively. During the ten months ended December 31, 2008 we recognized $25 of amortization expense. Amortization expense is allocated to Cost of Goods Sold and Selling, General and Administrative expenses in the Consolidated Statement of Operations as follows:

Ten Months
Ended
December 31,
2008

Cost of goods sold	$9
Selling, general and administrative expenses	$16
We expect amortization expense for intangible assets to be approximately $31 annually from 2009 through 2013.
In accordance with policy and using guidance prescribed by SFAS No. 142, in the fourth quarter of each year we test for impairment, the carrying value of goodwill and indefinite-lived intangible assets. As a result of this test, we recorded an impairment charge of $3 in 2008 within our CPFilms reportable segment to reflect a write down of trademarks. The charge was recorded in Selling, General, and Administrative expenses in the Consolidated Statement of Operations and was determined after comparing the fair value, estimated by discounting future cash flows attributable to this asset, to its carrying value. The impairment charge was precipitated by an expectation of a lower percentage of projected cash flows attributable to trademark branded window film products, which became apparent during the fourth quarter of 2008 in conjunction with the completion of our annual budget and long range plan process. There were no impairments to the net carrying amount of goodwill during 2008.
7. Investments in Affiliates
On May 1, 2007 as further described in Note 4 — Acquisitions and Discontinued Operations, we acquired Akzo Nobel’s interest in Flexsys resulting in us consolidating Flexsys as a 100% owned subsidiary. We applied the equity method of accounting for Flexsys prior to May 1, 2007. Summarized combined financial information for 100 percent of the Flexsys joint venture prior to May 1, 2007 is as follows:

	Predecessor
	Twelve	Twelve
	Months Ended	Months Ended
	December 31,	December 31,
	2007	2006
Results of operations:
Net sales	$207	$606
Gross profit	50	155
Operating income	34	91
Net income	25	66

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
8. Detail of Certain Balance Sheet Accounts
Components of inventories were as follows:

	Successor	Predecessor
	December 31,	December 31,
Inventories	2008	2007

Finished goods	$195	$188
Goods in process	59	39
Raw materials and supplies	87	76

Inventories, at FIFO cost	341	303
Excess of FIFO over LIFO cost	—	(35)

Total Inventories	$341	$268

In connection with the adoption of fresh-start accounting, inventories were recorded at the selling price less cost to sell resulting in the elimination of the LIFO reserve and a step-up in basis of $67 at the Effective Date. The $67 step-up in basis was charged to Cost of Goods Sold in the Successor Consolidated Statement of Operations during the ten months ended December 31, 2008.
Components of property, plant and equipment were as follows:

	Successor	Predecessor
	December 31,	December 31,
Property, Plant and Equipment	2008	2007

Land	$34	$33
Leasehold improvements	9	23
Buildings	203	338
Machinery and equipment	727	1,279
Construction in progress	35	48

Total property, plant and equipment	1,008	1,721
Less accumulated depreciation	(56)	(1,102)

Total	$952	$619

Components of accrued liabilities were as follows:

	Successor	Predecessor
	December 31,	December 31,
Accrued Liabilities	2008	2007

Wages and benefits	$57	$84
Foreign currency and interest rate hedge agreements	61	1
Environmental remediation liabilities	30	15
Accrued income and other taxes payable	16	20
Accrued selling expenses	16	19
Accrued interest	9	24
Other	70	76

Total Accrued Liabilities	$259	$239

9. Income Taxes
The components of income (loss) from continuing operations before income taxes were as follows:

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
	2008	2008	2007	2006
United States	$(39)	$1,096	$(294)	$(80)
Outside United States	38	370	55	38

Total	$(1)	$1,466	$(239)	$(42)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The components of income tax expense (benefit) recorded in continuing operations were as follows:

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
	2008	2008	2007	2006
Current:
U.S. federal	$—	$—	$—	$—
U.S. state	—	—	—	—
Outside United States	21	15	32	13

	21	15	32	13

Deferred:
U.S. federal	(1)	—	(10)	—
U.S. state	—	—	—	—
Outside United States	(7)	199	(5)	5

	(8)	199	(15)	5

Total	$13	$214	$17	$18

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
Dollars in millions	2008	2008	2007	2006
Income Tax at federal statutory rate	$—	$513	$(84)	$(15)
Increase (reduction) in income taxes due to:
U.S. state income taxes	(6)	7	(9)	(3)
Export tax benefit	—	—	—	(2)
Taxes related to foreign earnings	14	51	8	6
Valuation allowances	7	(259)	78	29
Income from equity affiliates	—	—	(3)	(10)
Surrendered losses from equity affiliate (a)	—	(4)	(4)	(4)
Reorganization items	—	(107)	17	12
Tax contingency adjustment	1	10	10	8
Other	(3)	3	4	(3)

Income tax expense	$13	$214	$17	$18

(a)
During the Predecessor periods ended February 29, 2008, December 31, 2007 and 2006, a non-consolidated equity affiliate surrendered a prior year loss that was used to offset a foreign subsidiary’s taxable income in the United Kingdom.

We have been granted tax holidays in Malaysia and China which first benefited the year ended December 31, 2006. The Malaysia holidays expire in 2012 and 2013, and the China holidays phase out between 2008 and 2012. The aggregate benefits on income tax expense were $6 in the ten months ended December 31, 2008, $1 in the two months ended February 29, 2008, $5 in 2007 and less than $1 in 2006.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Deferred income tax balances were related to:

	Successor	Predecessor
	December 31,	December 31,
	2008	2007

Postretirement benefits	$194	$281
Environmental liabilities	115	42
Inventory	5	5
Insurance reserves	16	40
Miscellaneous accruals	16	—
Equity affiliates	4	14
Net operating losses	488	478
Tax credit carryforward	55	—
Accrued allowed claims	14	105
Other	58	16

Total Deferred Tax Assets	965	981
Less: Valuation allowances	(601)	(858)

Deferred Tax Assets Less Valuation Allowances	364	123

Intangible Assets	(287)	—
Property	(149)	(54)
Unremitted earnings	(90)	—
Accrued interest	—	(53)
Other	(9)	(2)

Total Deferred Tax Liabilities	(535)	(109)

Net Deferred Tax Assets (Liabilities)	$(171)	$14

In accordance with SFAS No. 109, for each tax-paying component and within a particular tax jurisdiction, (i) all current deferred tax liabilities and assets are offset and presented as a single amount and (ii) all noncurrent deferred tax liabilities and assets are offset and presented as a single amount. This approach results in the following classification on the Consolidated Statement of Financial Position as of December 31, 2008 and 2007:

	Successor	Predecessor
	December 31,	December 31,
	2008	2007
Deferred Tax Assets:
Prepaid expenses and other assets	$21	$19
Other assets	11	40

Total	$32	$59

Deferred Tax Liabilities:
Accrued liabilities	$1	$—
Deferred tax liabilities	202	45

Total	$203	$45

At December 31, 2008, research and development tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $5 all of which will expire in 2019 through 2022. At December 31, 2008, foreign tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $50 all of which will expire in 2018. Income taxes and remittance taxes have not been recorded on $86 of undistributed earnings of subsidiaries because we intend to reinvest those earnings indefinitely. It is not practicable to estimate the tax effect of remitting these earnings to the U.S.
In accounting for discontinued operations, we have removed deferred tax assets of $67 and deferred tax liabilities of $50 from the December 31, 2008 deferred income tax balances. For December 31, 2007, deferred tax assets of $33 and deferred tax liabilities of $113 were removed from the deferred income tax balances. The valuation allowances were adjusted by offsetting amounts in these years, resulting in zero effect to the net deferred tax balances.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Net Operating Loss and Valuation Allowance
At December 31, 2008, various federal, state and foreign net operating loss carryforwards were available to offset future taxable income. These net operating losses expire from 2008 through 2027 or have an indefinite carryforward period. A full valuation allowance has been provided against the U.S. deferred tax assets. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized.
As a result of the issuance of New Common Stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code. We do not currently expect this change to significantly limit our ability to utilize our U.S. net operating loss carryforward, which we estimated to be approximately $1,200 on the date of emergence and approximately $1,400 at December 31, 2008.
Unrecognized Tax Benefits
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
FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the Consolidated Statements of Financial Position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings or other appropriate components of equity or net assets in the Consolidated Statement of Financial Position. The cumulative effect adjustment does not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we increased our January 1, 2007 accumulated deficit by $3 as a cumulative effect adjustment in the Consolidated Statement of Financial Position.
The total amount of unrecognized tax benefits at December 31, 2008 and 2007 was $157 and $146, respectively. The increase in this amount is mainly the result of tax positions related to the reorganization and other events in the current year offset by currency exchange fluctuations. Included in the balance at December 31, 2008 and 2007 were $63 and $50, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, we accrued $3 for interest and $6 for penalties. As of December 31, 2007 the amount accrued for interest was $4 and for penalties was $6.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

Predecessor
Balance at January 1, 2008	$136
Gross increases — tax positions in prior periods	3
Gross increases — current period tax positions	11

Balance at February 29, 2008	$150

Successor
Gross increases — tax positions in prior periods	2
Gross decreases — tax positions in prior periods	(11)
Gross increases — current period tax positions	9
Settlements	(1)
Lapse of statute of limitations	(1)

Balance at December 31, 2008	$148

We file income tax returns in the United States and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. It is reasonably possible that within the next twelve months as a result of the resolution of Federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $23 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of $0 to $8.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
10. Debt Obligations
On the Effective Date, as more fully described in Note 1 — Background, we recapitalized our debt concurrent with our emergence from bankruptcy. At this time, we entered into the Financing Agreements which consisted of a $450 Revolver, a $1.2 billion Term Loan and a $400 Bridge. Proceeds from the Financing Agreements and existing cash were used to (i) repay the DIP credit facility, (ii) retire Solutia Services International S.C.A./Comm. V.A.’s (“SSI”) Facility Agreement due 2011, (iii) retire the Flexsys term loan and revolving credit facility due 2012, (iv) pay certain secured and administrative claims, and (v) provide additional liquidity for operations. In the third quarter of 2008, proceeds from the sale of 33,021,976 shares of common stock were used to fully repay our Bridge.
To support local operations and to partially limit exposure to changes in foreign-currency exchange rates, we had short-term borrowings of $25 and $16 at December 31, 2008 and 2007, respectively, comprised of other lines of credit. At December 31, 2007, we had $951 of borrowings on our DIP credit facility, which was classified as a current liability
Our long-term debt consisted of the following as of December 31, 2008 and December 31, 2007:

	Successor	Predecessor
	December 31,	December 31,
	2008	2007

Term Loan, due 2014	$1,188	$—
Revolver, due 2013	183	—
SSI Facility Agreement, due 2011	—	231
Flexsys term loan, due 2012	—	76
Flexsys revolving credit facility, due 2012	—	47
6.72% debentures, due 2037	—	150
7.375% debentures, due 2027	—	300
11.25% notes, due 2009	—	223
Maryville notes, due 2022	—	20

Total principal amount	1,371	1,047
Unamortized net discount (a)	—	—

	1,371	1,047
Less current portion of long-term debt	(12)	(15)
Less debt subject to compromise (Note 3)	—	(673)

Total	$1,359	$359

(a)	Unamortized net discount of $14 as of December 31, 2007 is included in liabilities subject to compromise, as further described in Note 3.
Maximum availability under the Revolver is limited to the lesser of $450 or the amount of our borrowing base, as defined, but generally calculated as a percentage of allowable inventory and trade receivables. In addition to outstanding borrowings, availability is further reduced by outstanding letters of credit. As of December 31, 2008, availability under the Revolver was $193. The weighted average interest rate on our total debt outstanding at December 31, 2008 was 7.7 percent compared to 7.9 percent at December 31, 2007. Our weighted average interest rate on short-term debt outstanding at December 31, 2008, was 4.2 percent as compared to 8.0 percent at December 31, 2007.
The Revolver bears interest, at our option, at LIBOR or the prime rate plus an applicable margin. As of December 31, 2008, the applicable margin for the LIBOR and prime rate loans in the Revolver are 2.00 percent and 1.00 percent, respectively. The Term Loan bears interest at LIBOR, with a floor of 3.50 percent through the fourth anniversary of the Effective Date, plus 5.00 percent. Of the amount outstanding on the Term Loan at December 31, 2008, $900 is protected by a LIBOR cap of 4.25 percent until April 2010. Interest for the Revolver and Term Loan is payable (i) with respect to LIBOR loans, on the last day of each relevant interest period (defined as one, two, three or six months or any longer period available to all lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period, and (ii) with respect to prime rate loans, quarterly in arrears.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Business Enterprises Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc., Solutia Systems, Inc., S E Investment LLC and future subsidiaries as defined by the Financing Agreements, subject to certain exceptions (the “Guarantors”) are guarantors of our obligations under the Financing Agreements. The Financing Agreements and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets.
We are required to make mandatory repayments of the Financing Agreements in connection with asset sales and certain other events subject to certain exceptions. We are required to pay 1 percent of the principal of the Term Loan annually via quarterly payments. In addition, on an annual basis and subject to our leverage position at December 31st of each year, we are required to repay the Term Loan with a portion of excess cash flow generated during the year, as defined in the Financing Agreements. If net leverage is less than 3.0x or greater than or equal to 3.0x, then we are required to repay 25 percent or 50 percent, respectively, of excess cash flow generated during the year. Excess cash flow is generally defined as EBITDA less interest, capital expenditures, taxes, and amortization of debt, plus or minus working capital changes and other adjustments. Any portion of the Term Loan that is repaid through mandatory prepayments or voluntarily repaid may not be reborrowed. Furthermore, voluntary prepayments or amendments to the Term Loan are subject to a prepayment premium or fee of 3 percent of the principal amount prepaid or principal amount outstanding, respectively, prior to the first anniversary of the Effective Date, 2 percent after the first anniversary and prior to the second anniversary of the Effective Date and 1 percent after the second anniversary and prior to the third anniversary of the Effective Date. We are not subject to any prepayment premiums or fees for amendments after the third anniversary of the Effective Date.
The Financing Agreements include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt. The financial covenants are (i) total leverage ratio, (ii) fixed charge coverage ratio and (iii) a capital expenditure cap as defined by the Financing Agreements. We were in compliance with all applicable covenants as of December 31, 2008.
Maryville Notes
In the second quarter of 2008, we completed the sale and leaseback of our corporate headquarters for $43 and repaid the balance outstanding on the Maryville Notes from the sale proceeds.
11. Financial Instruments and Risk Management
Fair Values of Financial Instruments
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
In accordance with SFAS No. 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements at December 31, 2008
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives — Foreign Exchange (a)	$7	$—	$7	$—

Total	$7	$—	$7	$—

Liabilities:
Derivatives — Foreign Exchange (a)	$36	$—	$36	$—
Derivatives — Interest Rates (b)	25	—	25	—

Total	$61	$—	$61	$—

(a)
Includes foreign currency forward and options contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

(b)	Includes interest rate caps and swaps which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.
The recorded amounts of cash, trade receivables, accounts payable and short-term debt approximate their fair values at both December 31, 2008 and 2007, respectively, due to the short maturity of these instruments.
The estimated fair value of our long-term debt at December 31, 2008 is $979 compared to the recorded amount of $1,371 (including current portion of long-term debt). The estimated fair value of our long-term debt not subject to compromise at December 31, 2007 was $378 compared to the recorded amount of $374 (including current portion of long-term debt). Fair value of the debt subject to compromise at December 31, 2007 could not be fairly determined due to the inherent uncertainties underlying the valuation assumptions affected by the Chapter 11 bankruptcy proceedings. The fair values are estimated by the use of estimates obtained from brokers and other appropriate valuation techniques.
Risk Management Activities
Our business operations give rise to market risk exposures that result from changes in foreign currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, we periodically enter into various hedging transactions that enable us to alleviate the adverse effects of financial market risk. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Our approved policies and procedures do not permit the purchase or holding of any derivative financial instruments for trading purposes.
Foreign Currency Exchange Rate Risk
We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. We are exposed to this risk both on an intercompany and a third-party basis. We use foreign currency hedging instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business. We also enter into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. These risks are hedged primarily through the use of forward exchange contracts and purchased options with maturities of less than 18 months.
We have chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be recorded in Other Income, net in the period. We recorded a net gain of $10 and net losses of $3, and $2 in the years ended December 31, 2008, 2007 and 2006, respectively. We had currency forward and option contracts to purchase and sell $642 and $470 of currencies as of December 31, 2008 and 2007, respectively, comprised principally of the Euro, British Pound-Sterling, U.S. Dollar, Japanese Yen, Swiss Franc, and Malaysian Ringgit. Included in the currency forward contracts at December 31, 2008 are contracts to purchase and sell $341 of currencies which were executed to in-substance defease contracts with the same financial institution.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Interest Rate Risk
Interest rate risk is primarily related to changes in interest expense from floating rate debt. To limit our exposure to this risk, we entered into interest rate cap and swap agreements related to the Term Loan during the ten months ended December 31, 2008. The interest rate cap agreements have a notional amount of $900 and a strike rate of 4.25% that are effective through April 2010. The interest rate swap agreements have declining total notional amounts of $800 to $150 and are effective from April 2010 through February 2014. We have chosen to designate these instruments as hedges and therefore are recording the mark-to-market gain or loss on qualifying hedges in Accumulated Other Comprehensive Loss to the extent effective, and reclassified into Interest Expense in the period during which interest expense is incurred. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Interest Expense immediately.
Commodity Price Risk
Certain raw materials and energy resources we use are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Therefore, from time to time, we use forward and option contracts to manage a portion of the volatility related to anticipated energy purchases with maturities up to 6 months. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in Accumulated Other Comprehensive Loss to the extent effective, and reclassified into Cost of Goods Sold in the period during which the hedged transaction is settled. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Cost of Goods Sold immediately.
We did not have any commodity forward contracts outstanding as of December 31, 2008 or 2007. There were no gains or losses recorded in Cost of Goods Sold as a result of the ineffectiveness of any hedging contracts, and no cash flow hedges were discontinued during 2008 or 2007 due to changes in expectations on the original forecasted transactions.
Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of temporary cash investments, derivative financial instruments and trade receivables. Since we operate on a global basis, we invest excess cash in deposits with major banks throughout the world but limit amounts invested in any single institution to minimize risk. Credit risk arising from the inability of a counterparty to meet the terms of our derivative financial instruments is generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligations. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations. In relation to our trade receivables, we sell our products to a large number of customers throughout the world across a range of industries. Our sales are made on a variety of terms, including terms requiring the usage of letters of credit and credit insurance. In addition, we perform ongoing evaluations of our customers’ financial condition and creditworthiness. While the current global environment presents an inherent uncertainty, we do not believe a significant risk of loss from a concentration of credit risk exists with respect to trade receivables due to the aforementioned risk management activities.
12. Pension Plans and Other Postretirement Benefits
During our Chapter 11 Case, we amended our U.S. qualified pension plan in 2004 and 2005 to cease future benefit accruals for union and non-union participants, respectively, in these plans which eliminated service costs for benefits earned as a pension benefit cost. Furthermore, we amended our U.S. postretirement plan in accordance with the Plan for retiree participants and established a VEBA retiree trust at the Effective Date. The postretirement plan amendment, which became effective on the Effective Date, reduces the eligible charges covered by the postretirement plan and establishes a lifetime maximum benefit. This action resulted in a curtailment of the U.S. postretirement plan, as defined by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), due to the changes in medical benefits provided to retiree participants in our U.S. postretirement plan. The net result of this action was a $109 gain recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position as of February 29, 2008. As described in Note 2 — Fresh Start Accounting, upon the adoption of fresh-start accounting, the balance in Accumulated Other Comprehensive Loss in the Consolidated Statement of Financial Position was reduced to zero and charged to Reorganization Items, net. The VEBA retiree trust, valued at $173 as of December 31, 2008 as funded at emergence by proceeds from the sale of New Common Stock and a contribution of the retirees’ allowed unsecured claim, effectuates defeasance of a substantial amount of the remaining healthcare and other benefits liabilities assumed by us at the Solutia Spinoff.
We use a measurement date of December 31 for our pension and other postretirement benefit plans. In addition, the accrued liabilities for domestic pension and other postretirement obligations have been classified as liabilities subject to compromise as of December 31, 2007 (see Note 2 — Fresh-Start Accounting).

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Net Periodic Cost
For the ten months ended December 31, 2008, the two months ended February 29, 2008 and the years ended December 31, 2007 and 2006 our pension and healthcare and other benefit costs were as follows:
Pension Benefits

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
	2008	2008	2007	2006

Service costs for benefits earned	$3	$1	$5	$4
Interest costs on benefit obligation	54	12	68	65
Assumed return on plan assets	(56)	(13)	(75)	(60)
Prior service costs	—	—	1	—
Actuarial net loss	—	2	12	14
Special termination benefits	—	—	4	—
Settlement charges	—	1	5	—

Total	$1	$3	$20	$23

Healthcare and Other Benefits

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
	2008	2008	2007	2006

Service costs for benefits earned	$4	$1	$4	$5
Interest costs on benefit obligation	13	4	26	29
Assumed return on plan assets	(5)	—	—	—
Prior service gains	—	(3)	(18)	(11)
Actuarial net (gain) loss	(3)	—	5	7

Total	$9	$2	$17	$30

Curtailments and Settlements
We recorded a pension settlement charge of $1 in the two months ended February 29, 2008 resulting from the significant amount of lump sum distributions from our Belgium retirement plan. In 2007, we recorded a pension settlement charge of $5 resulting principally from the significant amount of lump sum distributions, resulting primarily from the majority of retirees electing the lump sum distribution option, from our U.S. qualified pension plan.
Actuarial Assumptions
The significant actuarial assumptions used to determine net periodic cost for our principal pension, healthcare and other benefit plans were as follows:
Pension Benefits

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
	2008	2008	2007	2006

Discount rate	5.75%	6.00%	5.75%	5.50%
Expected return on plan assets	8.50%	8.50%	8.75%	8.75%
Rate of compensation increase (a)	4.25%	4.25%	4.00%	4.00%

(a)
The rate of compensation increase in all periods relates specifically to our foreign pension plans. The rate of compensation increase is not applicable to the valuation of U.S. pension plans due to the cessation of future benefit accruals in prior years for participants in the U.S. pension plans.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Healthcare and Other Benefits

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
	2008	2008	2007	2006

Discount rate	5.50%	5.75%	5.75%	5.50%
Expected return on plan assets	3.50%	N/A	N/A	N/A
Assumed trend rate for healthcare costs	9.00%	9.00%	8.00%	9.00%
Ultimate trend rate for healthcare costs	5.00%	5.00%	5.00%	5.00%
We establish our discount rate based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan. The expected long-term rate of return on plan assets assumption is based on the target asset allocation policy and the expected future rates of return on assets for each specific plan.
A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2008:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on postretirement benefit obligation	$2	$(1)
Our costs for postretirement medical benefits are capped for many current retirees and for active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.
Benefit Obligations
Components of the changes in the benefit obligation of our principal pension, healthcare and other benefit plans were as follows:
Pension Benefits

	Successor	Predecessor
	December 31,	February 29,	December 31,
	2008	2008	2007
Changes in Benefit Obligation
Benefit obligation as of beginning of period	$1,256	$1,270	$1,180
Service costs	3	1	5
Interest cost	54	12	68
Acquisitions	—	—	138
Contributions	1	—	2
Actuarial (gain) losses	(47)	(2)	21
Foreign currency	(67)	—	10
Special termination benefits	—	—	4
Transfer from plan	—	—	(2)
Benefits paid	(99)	(25)	(156)

Benefit obligation at end of period	$1,101	$1,256	$1,270

Accumulated Benefit Obligation	$1,084	$1,231	$1,244

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Healthcare and Other Benefits

	Successor	Predecessor
	December 31,	February 29,	December 31,
	2008	2008	2007
Changes in Benefit Obligation
Benefit obligation as of beginning of period	$312	$434	$485
Service costs	4	1	4
Interest cost	13	4	26
Acquisitions	—	—	3
Contributions	19	2	15
Actuarial gains	(54)	(2)	(14)
Foreign currency	(2)	—	1
Plan amendments	—	(109)	—
Federal subsidy on benefits paid	5	1	7
Benefits paid	(61)	(19)	(93)

Benefit obligation at end of period	$236	$312	$434

The significant actuarial assumptions used to estimate the projected benefit obligation for our principal pension, healthcare and other benefit plans were as follows:
Pension Benefits

	Successor	Predecessor
	December 31,	February 29,	December 31,
	2008	2008	2007
Discount rate	6.25%	5.75%	6.00%
Rate of compensation increase (a)	3.50%	4.25%	4.25%

(a)
The rate of compensation increase for all periods relates specifically to our foreign pension plans. The rate of compensation increase is not applicable to the valuation of U.S. pension plans due to the cessation of future benefit accruals in prior years for participants in the U.S. pension plans.

Healthcare and Other Benefits

	Successor	Predecessor
	December 31,	February 29,	December 31,
	2008	2008	2007
Discount rate	6.25%	5.50%	5.75%
Assumed trend rate for healthcare costs	8.50%	9.00%	9.00%
Ultimate trend rate for healthcare costs	5.00%	5.00%	5.00%
Plan Assets
For purposes of applying the provisions of paragraph 35 and for purposes of the disclosures required by paragraphs 5 and 8 of FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, plan investments, whether equity or debt securities, real estate, or other, shall be measured at their fair value as of the measurement date. Components of the changes in fair value of plan assets of our plan assets were as follows:
Pension Benefits

	Successor	Predecessor
	December 31,	February 29,	December 31,
	2008	2008	2007
Changes in Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$938	$1,002	$827
Actual return on plan assets	(197)	(60)	65
Acquisitions	—	—	117
Contributions	46	21	142
Foreign currency	(59)	—	9
Transfer from plan	—	—	(2)
Benefits paid	(99)	(25)	(156)

Fair value of plan assets at end of period	$629	$938	$1,002

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Healthcare and Other Benefits

	Successor	Predecessor
	December 31,	February 29,
	2008	2008
Changes in Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$195	$—
Actual return on plan assets	(7)	—
Contributions	41	195
Federal subsidy on benefits paid	5	—
Benefits paid	(61)	—

Fair value of plan assets at end of period	$173	$195

The other postretirement benefits plans were unfunded until February 29, 2008 as described above.
The asset allocation for our pension and other postretirement plans and the target allocation for 2009, by asset category, follows:
Pension Benefits

		Successor	Predecessor
	2009 Target	December 31,	December 31,
Asset Category	Allocation	2008	2007
Equity securities	69%	64%	67%
Debt securities	30	35	32
Other	1	1	1

Total	100%	100%	100%

Our pension plan asset investment strategy is to maintain an asset allocation that is diversified among multiple asset classes, and among multiple managers within each asset class, in order to minimize the risk of large losses and to maximize the long-term risk-adjusted rate of return.
Healthcare and Other Benefits

		Successor
	2009 Target	December 31,
Asset Category	Allocation	2008
Cash and cash equivalents	32%	69%
Debt securities	63	28
Solutia New Common Stock	5	3

Total	100%	100%

Our other postretirement benefits plan asset investment strategy is to invest in short-term, well-diversified, high quality investment instruments, with a primary objective of capital preservation.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Funded Status
Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the Consolidated Statement of Financial Position reflect the funded status of the pension and postretirement plans. The funded status of our plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The funded status of our principal pension, healthcare and other benefit plans at December 31, 2008 and 2007 and the related amounts recognized in the Consolidated Statement of Financial Position was as follows:

	Pension Benefits		Healthcare and Other Benefits
	Successor	Predecessor	Successor	Predecessor
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Fair value of plan assets	$629	$1,002	$173	$—
Projected benefit obligation	1,101	1,270	236	434

Funded Status	$(472)	$(268)	$(63)	$(434)

	Pension Benefits		Healthcare and Other Benefits
	Successor	Predecessor	Successor	Predecessor
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Long-term asset	$10	$20	$—	$—
Current liability	—	—	(4)	(72)
Long-term liability	(482)	(288)	(59)	(362)
Accumulated other comprehensive loss:
Net actuarial (gain)/loss	205	177	(39)	22
Prior service (gain)/cost	—	1	—	(70)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligation in excess of plan assets and for the pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31:

	Projected Benefit Obligation		Accumulated Benefit
	Exceeds the Fair		Obligation Exceeds the Fair
	Value of Plan Assets		Value of Plan Assets
	Successor	Predecessor	Successor	Predecessor
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Projected benefit obligation	$1,032	$1,145	$1,032	$1,104
Accumulated benefit obligation	1,015	1,119	1,015	1,085
Fair value of plan assets	549	857	549	822
The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans.
We actively manage funding of our domestic qualified pension plan in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). We contributed $38 in the ten months ended December 31, 2008, $19 in the two months ended February 29, 2008, $105 in 2007 and $179 in 2006 to the qualified pension plan in accordance with IRS funding rules. According to current IRS funding rules, we estimate that we will be required to make approximately $35 in pension contributions to our U.S. qualified pension plan in 2009. In addition, we contributed $6 in the ten months ended December 31, 2008, $2 in the two months ended February 29, 2008, $35 in 2007 and $6 in 2006, respectively, to fund our foreign pension plans. Moreover, we expect to be required to fund $7 in pension contributions for our foreign pension plans in 2009.
Estimated Future Benefit Payments
Estimated benefit payments expected to be made over the next five years and the cumulative five year period thereafter are as follows:

	Pension	Healthcare and
	Benefits	Other Benefits

2009	$115	$42
2010	107	40
2011	105	38
2012	102	34
2013	97	30
2014-2018	418	86
We have available as of December 31, 2008, pension and other postretirement benefit plan assets of $629 and $173, respectively, to fund these future estimated benefit payments.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
13. Employee Savings Plans
Substantially all of our U.S. employees are eligible to participate in the Solutia Savings and Investment Plan (“SIP”), a 401(k) plan with matching contributions being invested in the same manner as participants’ personal SIP contributions. Our cash contributions related to the employer match were $15 in the ten months ended December 31, 2008, $3 in the two months ended February 29, 2008, $17 in 2007 and $15 in 2006, and were invested in accordance with participants’ personal investment elections. Our SIP matching contribution percentage was 100 percent on the first 7 percent of a participant’s qualified contributions during these periods. In January of 2009, our matching contributions were suspended indefinitely, subject to any agreements.
14. Share-Based Compensation
Predecessor
In accordance with the Plan, all existing equity interests, including shares authorized for grant and options outstanding under the Solutia Inc. 2000 Stock-Based Incentive Plan and the Solutia Inc. 1997 Stock-Based Incentive Plan, and the underlying plans, were cancelled upon the Effective Date.
Successor
On the Effective Date, we adopted the Solutia Inc. 2007 Management Long-Term Incentive Plan (“2007 Management Plan”). The 2007 Management Plan authorizes up to 7,200,000 shares of our common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards. The shares used may be newly issued shares, treasury shares or a combination. As of December 31, 2008, 3,007,206 shares from the 2007 Management Plan remained available for grants.
Also on the Effective Date, we adopted the Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”). The 2007 Director Plan authorizes up to 250,000 shares of our common stock for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards. The shares used may be newly issued shares, treasury shares or a combination. As of December 31, 2008, 203,840 shares from the 2007 Director Plan remained available for grants.
Stock Options
We granted options to purchase a total of 2,946,544 shares of common stock to eligible employees under the 2007 Management Plan during the ten months ended December 31, 2008. The options (i) have an exercise price of not less than 100 percent of the fair market value of the common stock on the grant date, (ii) become exercisable in three equal installments on the first, second, and third anniversary of the grant date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.
The fair value of stock options is determined at the grant date using a Black-Scholes model, which requires us to make several assumptions including risk-free interest rate, expected dividends and volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so. Due to our Chapter 11 Case, our historical volatility data and employee stock option exercise patterns were not considered in determining the volatility data and expected life assumptions. The volatility assumptions were based on (i) historical volatilities of the stock of comparable chemical companies whose shares are traded using daily stock price returns equivalent to the expected term of the options and (ii) implied volatility. The expected life of an option was determined based on a simplified assumption that the option will be exercised evenly from the time it becomes exercisable to expiration, as allowed by SEC Staff Accounting Bulletin No. 110.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The weighted-average fair value of options granted during the ten months ended December 31, 2008 was determined based on the following weighted-average assumptions:

Successor
December 31,
2008

Expected volatility	26.1%
Expected term (in years)	6
Risk-free rate	4.24%
Weighted-average grant date fair value	$5.91
A summary of stock option activity for the ten months ended December 31, 2008 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value (a)
Outstanding at February 29, 2008	—	—	—	—
Granted	2,946,544	$17.29	—	—
Exercised	—	—	—	—
Forfeited or expired	(183,834)	17.23	—	—

Outstanding at December 31, 2008	2,762,710	$17.29	9.2	$—

Vested or Expected to Vest at December 31, 2008	2,369,734	$17.29	9.2	$—
Exercisable at December 31, 2008	54,333	$17.33	9.2	$—

(a)
Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date. If the exercise price of the underlying awards is higher than the quoted market price of our common stock as of the reporting date, the intrinsic value of the award is $0.

During the ten months ended December 31, 2008, we recognized $5 of compensation expense related to our stock options, of which, $1 is allocated to discontinued operations. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $10 as of December 31, 2008 and will be recognized as expense over a remaining weighted-average period of 1.4 years.
Restricted Stock Awards
We granted 1,508,815 shares and 46,160 shares of restricted stock awards to eligible employees under the 2007 Management Plan and to our non-employee directors under the 2007 Director Plan, respectively, during the ten months ended December 31, 2008.
A summary of restricted stock award activity for the ten months ended December 31, 2008 is as follows:

		Weighted-Average
	Shares	Grant Date Fair Value
Outstanding at February 29, 2008	—	—
Granted	1,554,975	$16.19
Vested	(96,568)	15.24
Forfeited	(38,867)	17.05

Outstanding at December 31, 2008	1,419,540	$16.24

During the ten months ended December 31, 2008, we recognized $8 of compensation expense related to our restricted stock awards, of which, $1 is allocated to discontinued operations. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $14 as of December 31, 2008 and will be recognized as expense over a remaining weighted-average period of 1.4 years.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
15. Capital Stock
Our New Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “SOA”. Prior to December 17, 2003, our Old Common Stock traded on the NYSE under the symbol “SOI” until trading was halted after our Chapter 11 bankruptcy filing. Our New Common Stock traded on a “when-issued” basis on the NYSE from December 20, 2007 until shortly after the Effective Date, at which time our New Common Stock began trading on a “regular way” basis.
No dividends were paid by the Predecessor in the two months ended February 29, 2008 or in 2007 since we were prohibited by both the Bankruptcy Code and the DIP credit facility from paying dividends to shareholders. No dividends were paid by the Successor in the ten months ended December 31, 2008 and we have no current plans to do so.
We have 100 million shares of preferred stock, par value $0.01 per share, authorized. As of December 31, 2008 there were no preferred shares issued or outstanding.
16. Commitments and Contingencies
Commitments
Commitments, principally in connection with uncompleted additions to property, were approximately $13 and $29 at December 31, 2008 and 2007. In addition, we were contingently liable under letters of credit totaling $85 and $76 as of December 31, 2008 and 2007, respectively, The letters of credit included $3 and $2 which were cash collaterized at December 31, 2008 and 2007, respectively, primarily related to environmental remediation and various insurance related activities. The cash underlying these collateralized letters of credit is contractually restricted and accordingly is excluded from cash and cash equivalents and recorded in Other Assets within the Consolidated Statement of Financial Position as of December 31, 2008 and 2007.
Our future minimum payments under operating leases and various unconditional purchase obligations are $106 for 2009, $55 for 2010, $52 for 2011, $15 for 2012, $9 for 2013 and $38 for 2014 and thereafter.
Contingencies
Litigation
We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for money damages. As of December 31, 2008, we have accrued approximately $5 for legal costs to defend ourselves in all legal matters.
Except for the potential effect of an unfavorable outcome with respect to our Legacy Tort Claims Litigation, as described below, it is our opinion that the aggregate of all claims and lawsuits will not have a material adverse impact on our consolidated financial statements.
Legacy Tort Claims Litigation
Pursuant to the Amended and Restated Settlement Agreement dated February 28, 2008, entered into by Solutia and Monsanto in connection with our emergence from Chapter 11 (the “Monsanto Settlement Agreement”), Monsanto is responsible to defend and indemnify Solutia for any Legacy Tort Claims as that term is defined in the agreement, while Solutia retains responsibility for tort claims arising out of exposure occurring after the Solutia Spinoff. Solutia or Flexsys have been named as defendants in the following actions, and have submitted the matters to Monsanto as Legacy Tort Claims. However, to the extent these matters relate to post Solutia Spinoff exposure or such matters are not within the meaning of “Legacy Tort Claims” within the Monsanto Settlement Agreement, we would potentially be liable. All claims in the Flexsys tort litigation matters described below concern alleged conduct occurring while Flexsys was a joint venture of Solutia and Akzo Nobel, and any potential damages in these cases would be evenly apportioned between Solutia and Akzo Nobel. In addition to the below actions, Monsanto has sought indemnity from us for certain tort and workers’ compensation claims in which Monsanto has been named a defendant. We have rejected such demand pursuant to the Monsanto Settlement Agreement. There are no pending legal actions regarding these alleged indemnification rights.
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
Upon assessment of the terms of the Monsanto Settlement Agreement and other defenses available to us, we believe the probability of an unfavorable outcome on the Putnam County, West Virginia and Escambia County, Florida litigation is remote and, accordingly, we have not recorded a loss contingency. Nonetheless, if it were subsequently determined these matters are not within the meaning of “Legacy Tort Claims,” as defined in the Monsanto Settlement Agreement, or other defenses to us were unsuccessful, it is reasonably possible we would be liable for an amount which cannot be estimated but which could have a material adverse effect on our consolidated financial statements.
Solutia Inc. Employees’ Pension Plan Litigation
Since October 2005, current or former participants in Solutia’s Pension Plan (the “Solutia Plan”) have filed three class actions alleging the company’s cash balance pension plan is discriminatory based upon age and the lump sum values of individual account balances in the Solutia Plan have been, and continue to be, miscalculated. Neither Solutia, nor any individual or entity other than the Solutia Plan has been named as a defendant in any of these cases. However, a judgment against the Solutia Plan could result in an increase in the Company’s contributions to the Solutia Plan. Two of these cases, captioned Davis, et al. v. Solutia, Inc. Employees’ Pension Plan and Hammond, et al. v. Solutia, Inc. Employees’ Pension Plan, are still pending against the Solutia Plan, and were consolidated in September 2006 with similar cases pending in the Southern District of Illinois against Monsanto Company and Monsanto Company Pension Plan (Walker et al. v. The Monsanto Pension Plan, et al.) and Pharmacia Cash Balance Pension Plan, Pharmacia Corporation, Pharmacia and Upjohn, Inc., and Pfizer Inc. (Donaldson v. Pharmacia Cash Balance Pension Plan, et al.).
A Consolidated Class Action Complaint was filed by all of the plaintiffs in the consolidated case on September 4, 2006. The plaintiffs alleged in the Complaint three separate causes of action against the Solutia Plan: (1) the Solutia Plan violates ERISA by terminating interest credits on Prior Plan Accounts at the age of 55; (2) the Solutia Plan is improperly backloaded in violation of ERISA; and (3) the Solutia Plan is discriminatory on the basis of age. The plaintiffs seek to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the Solutia Plan. The court has dismissed plaintiffs’ claims that the Solutia Plan is improperly backloaded in violation of ERISA, and that the Solutia Plan is discriminatory on the basis of age.
By consent of the parties, the court certified a class in September 2007 against the Solutia Plan only with respect to plaintiffs’ claim that the Solutia Plan violates ERISA by terminating interest credits on Prior Plan Accounts at the age of 55. Discovery has been completed, and the parties filed their motions for summary judgment with respect to liability in July 2008. The motions are pending, and a decision on liability is expected sometime in the first half of 2009. The amount of a potential loss, if any, is not currently determinable.
Environmental Liabilities
In the ordinary course of business, we are subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current facilities, properties adjacent to our current facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Under some circumstances, the scope of our liability may extend to damages to natural resources for which we have accrued $2, exclusive of the below balances. In almost all cases, our potential liability arising from historical contamination is based on operations and other events occurring at our facilities or as a result of their operation prior to the Solutia Spinoff.
Further, under terms of the Monsanto Settlement Agreement and our Plan of Reorganization, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois which were incurred prior to the Solutia Spinoff (the “Shared Sites”). Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from the Effective Date up to a total of $325. Thereafter, if needed, we and Monsanto will share responsibility equally. The effect of the Monsanto Settlement Agreement and the Plan of Reorganization, along with the application of fresh-start accounting, was an increase in our environmental reserve at the Effective Date of $257. To partially fund our environmental liabilities, a portion of the proceeds from stock issued by us on the Effective Date was set aside and restricted for this purpose. As of December 31, 2008, $28 of these proceeds remains available to fund future allowable environmental expenditures and is recorded in Prepaid Expenses and Other Assets in the Consolidated Statement of Financial Position.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Reserves for environmental remediation that we believe to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Statement of Financial Position. These reserves include liabilities expected to be paid out within fifteen years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and are summarized below:

Total
Predecessor
Balance at December 31, 2007	$71
Charges taken	257
Amounts utilized	(1)
Currency fluctuations	—

Balance at February 29, 2008	327
Successor
Charges taken	7
Amounts utilized (a)	(22)
Currency fluctuations	(3)

Balance at December 31, 2008	$309

Environmental Remediation Liabilities, current	$30
Environmental Remediation Liabilities, long-term	279

Balance at December 31, 2008	$309

(a)	For the ten months ended December 31, 2008, allowable expenditures of $18 were reimbursed to us by a special purpose entity established with proceeds of stock issued by us on the Effective Date.
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
Anniston, Alabama: On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff. The residential cleanup is proceeding and should be completed within the next two years. Some level of remediation of non-residential properties and creek floodplains and/or sediment will be required in the future and we have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects. We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July, 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at December 31, 2008 does not incorporate this potential reimbursement. State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage but have yet to undertake an assessment as to the nature and extent of such damages. As of December 31, 2008, we have accrued $122 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the final cost liability. Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree is negotiated and entered by the court to cover the selected remediation, which will take several years.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Sauget, Illinois: A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois. Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites. We are conducting a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999. Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after we complete the RI/FS, a Record of Decision is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation, which is expected within the next two years. We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites. We, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000. We are conducting the RI/FS with other PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs. An interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002, and the RI/FS was submitted in early 2008. We anticipate that USEPA will issue a Record of Decision sometime in mid-2010. Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs. Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $80 which we have accrued as of December 31, 2008.
W. G. Krummrich Site: We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff. We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed. Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases with the final remediation approach and timing for some of the corrective measures being determined only after investigation and pilot testing phases are completed. Our best estimate of the ultimate cost of all corrective measures that will be required at the W.G. Krummrich Site is $28 which we have accrued as of December 31, 2008.
We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff. Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $79 which we have accrued as of December 31, 2008.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
17. Supplemental Data
Supplemental income statement and cash flow data from continuing operations were as follows:

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
Income Statement:	2008	2008	2007	2006
Raw material and energy costs	$820	$179	$627	$498
Employee compensation and benefits	338	70	342	316
Depreciation expense	61	10	52	41
Amortization of capitalized computer software	3	1	5	4
Taxes other than income	75	15	65	47
Rent expense	17	3	13	12
Provision for doubtful accounts (net of recoveries)	—	—	—	1
Research and development	16	3	26	20

Interest expense:
Total interest cost	$135	$18	$117	$81
Less capitalized interest	3	1	5	4

Net interest expense	$132	$17	$112	$77

Cash Flow:
Cash payments for interest	$103	$40	$101	$75
Cash payments for income taxes	23	4	20	3

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$14	$10	$16	$10
The effect of exchange rate changes on cash and cash equivalents was not significant.
18. Segment and Geographic Data
We are a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications. Prior to the first quarter of 2008, we managed our businesses in the following four operating segments: CPFilms, Other Performance Products (“OPP”), Rubber Chemicals and Integrated Nylon. As allowed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the CPFilms, OPP and Rubber Chemicals operating segments were aggregated into one reportable segment titled Performance Products. In the first quarter of 2008, to accommodate the revised reporting requirements of our chief operating decision maker, we realigned the OPP operating segment whereby Saflex was disaggregated and evaluated discretely and the aviation and heat transfer products were combined with the Rubber Chemicals business and titled Technical Specialties. Concurrent with this realignment, we ceased the aggregation of the above operating segments into the Performance Products reportable segment and initiated reporting the operating segments separately. In the third quarter of 2008, we classified our Integrated Nylon business as discontinued operations as described in Note 4 — Acquisitions and Discontinued Operations. Therefore, beginning in the third quarter of 2008, we report our businesses consistent with our three operating segments: Saflex, CPFilms and Technical Specialties.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The Saflex reportable segment is a global manufacturer of performance films for laminated safety glass. The CPFilms reportable segment is a manufacturer of performance films for after-market applications which add functionality to glass. The Technical Specialties reportable segment is a global manufacturer of specialties such as chemicals for the rubber industry and specialty products such as heat transfer fluids and aviation hydraulic fluids. The major products by reportable segment are as follows:

Reportable Segment	Products
Saflex	•	SAFLEX® plastic interlayer
	•	Specialty intermediate Polyvinyl Butyral resin and plasticizer

CPFilms	•	LLUMAR®, VISTA®, GILA® and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS® professional and retail window films
	•	Other enhanced polymer films for industrial customers

Technical Specialties	•	CRYSTEX® insoluble sulphur
	•	SANTOFLEX® antidegradants
	•	SANTOCURE® and PERKACIT® primary and ultra accelerators
	•	THERMINOL® heat transfer fluids
	•	SKYDROL® aviation hydraulic fluids
	•	SKYKLEEN® brand of aviation solvents
The performance of our operating segments is evaluated based on segment profit, defined as earnings before interest expense, income taxes, depreciation and amortization, and reorganization items, net (“EBITDA”). Included within segment profit are selling, general and administrative, research, development and other operating expenses, gains and losses from asset dispositions and restructuring charges, and other income and expense items that can be directly attributable to the segment. Certain operations, expenses and other items that are managed outside the reportable segments are reported as Unallocated and Other. Unallocated and Other is comprised of corporate expenses, adjustments to our LIFO valuation reserve, equity earnings from affiliates, other income and expense items including currency gains/losses, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the reportable segments in addition to operating segments that do not meet the quantitative threshold for determining reportable segments. Beginning in the fourth quarter of 2008, the impact of currency gains/losses was fully recognized within Unallocated and Other. Previously, segment profit included currency gains/losses directly attributable to the segment. Prior to 2008, segment profit was defined as earnings before interest expense and income taxes (“EBIT”). All prior periods have been retroactively presented for the changes in reportable segments and measurement of segment profit. There were no inter-segment sales in the periods presented below.
Our 2008, 2007 and 2006 segment information follows:

	Successor		Predecessor
	Ten Months		Two Months		Twelve Months		Twelve Months
	Ended		Ended		Ended		Ended
	December 31,		February 29,		December 31,		December 31,
	2008		2008		2007		2006
	Net	Profit	Net	Profit	Net	Profit	Net	Profit
	Sales	(Loss)	Sales	(Loss)	Sales	(Loss)	Sales	(Loss)
Segment:
Saflex	$697	$78	$125	$16	$727	$111	$663	$106
CPFilms	197	33	39	9	234	58	214	50
Technical Specialties	851	152	164	40	646	94	146	23

Reportable Segment totals	1,745	263	328	65	1,607	263	1,023	179
Unallocated and Other	30	(43)	7	(4)	36	(33)	41	(27)

Total	1,775	220	335	61	1,643	230	1,064	152
Reconciliation to consolidated totals:
Depreciation and Amortization		(89)		(11)		(59)		(46)
Interest expense		(132)		(17)		(112)		(77)
Reorganization items, net		—		1,433		(298)		(71)
Consolidated totals:

Net sales	$1,775		$335		$1,643		$1,064

Income (Loss) from Continuing Operations Before Income Taxes		$(1)		$1,466		$(239)		$(42)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	Successor		Predecessor
	Ten Months		Two Months		Twelve Months		Twelve Months
	Ended		Ended		Ended		Ended
	December 31,		February 29,		December 31,		December 31,
	2008		2008		2007		2006
		Depreciation		Depreciation		Depreciation		Depreciation
	Capital	and	Capital	and	Capital	and	Capital	and
	Expenditures	Amortization	Expenditures	Amortization	Expenditures	Amortization	Expenditures	Amortization
Segment:
Saflex	$52	$40	$7	$5	$59	$25	$37	$26
CPFilms	8	15	2	1	11	10	6	8
Technical Specialties	17	28	3	4	20	17	5	3

Reportable Segment totals	77	83	12	10	90	52	48	37
Unallocated and Other	7	6	3	1	9	7	7	9

Total	$84	$89	$15	$11	$99	$59	$55	$46

	Successor	Predecessor
	2008	2007
Assets by Segment:
Saflex	$1,322	$525
CPFilms	619	255
Technical Specialties	925	635

Reportable Segment totals	2,866	1,415
Reconciliation to consolidated totals:
Discontinued Operations	490	808
Unallocated and Other Operations	378	417

Consolidated totals	$3,734	$2,640

Our net sales by geographic region, based upon geographic region which product was shipped to, for 2008, 2007 and 2006 follows:

			Technical	Unallocated and	Consolidated
	Saflex	CPFilms	Specialties	Other	Totals
Successor
Ten Months Ended December 31, 2008
U.S.	$134	$99	$203	$9	$445
Europe	336	45	239	16	636
Asia Pacific	113	31	287	2	433
Rest of World	114	22	122	3	261

	$697	$197	$851	$30	$1,775

Predecessor
Two Months Ended February 29, 2008
U.S.	$26	$20	$40	$2	$88
Europe	62	9	51	4	126
Asia Pacific	19	6	50	—	75
Rest of World	18	4	23	1	46

	$125	$39	$164	$7	$335

Twelve Months Ended December 31, 2007
U.S.	$145	$124	$161	$13	$443
Europe	346	51	186	19	602
Asia Pacific	115	35	204	2	356
Rest of World	121	24	95	2	242

	$727	$234	$646	$36	$1,643

Twelve Months Ended December 31, 2006
U.S.	$155	$121	$38	$12	$326
Europe	296	46	36	24	402
Asia Pacific	91	27	54	3	175
Rest of World	121	20	18	2	161

	$663	$214	$146	$41	$1,064

No individual customer, customer group or foreign country represents greater than 10 percent of net sales for the ten months ended December 31, 2008, two months ended February 29, 2008 and the years ended December 31, 2007 and 2006.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Our property, plant and equipment by geographic region for 2008 and 2007 follow:

			Technical	Unallocated and	Consolidated
	Saflex	CPFilms	Specialties	Other	Totals
Successor
December 31, 2008
U.S.	$161	$87	$82	$18	$348
Europe	209	4	140	29	382
Asia Pacific	42	—	103	—	145
Rest of World	54	—	23	—	77

	$466	$91	$348	$47	$952

Predecessor
December 31, 2007
U.S.	$83	$82	$49	$52	$266
Europe	83	7	106	9	205
Asia Pacific	38	—	67	—	105
Rest of World	29	—	14	—	43

	$233	$89	$236	$61	$619

19. Earnings (Loss) Per Share
The following table presents the net income (loss) used in the basic and diluted earnings (loss) per share and reconciles weighted-average number of shares used in the basic earnings (loss) per share calculation to the weighted-average number of shares used to compute diluted earnings (loss) per share.

	Successor	Predecessor
	Ten Months	Two Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	February 29,	December 31,	December 31,
	2008	2008	2007	2006

Consolidated Statement of Operations Results:
Income (Loss) from continuing operations	$(14)	$1,252	$(256)	$(60)
Income (Loss) from discontinued operations	(654)	202	48	62

Net income (loss)	$(668)	$1,454	$(208)	$2

Weighted-average number of shares outstanding used for basic earnings (loss) per share	74.7	104.5	104.5	104.5
Non-vested restricted shares	—	—	—	—
Stock options	—	—	—	—
Warrants	—	—	—	—

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	74.7	104.5	104.5	104.5

Stock options and warrants to purchase approximately 2.8 million shares and 4.5 million shares, respectively, and non-vested restricted shares of 1.4 million were not included in the computation of earnings (loss) per share since the result would have been anti-dilutive for the ten months ended December 31, 2008.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
20. Quarterly Data — Unaudited

	Predecessor	Successor
	Two Months	One Month
	Ended	Ended
	February 29,	March 31,	Second	Third	Fourth
2008(a)	2008	2008	Quarter	Quarter	Quarter
Net Sales	$335	$182	$577	$587	$429
Gross Profit	93	26	100	155	83
Income (Loss) from Continuing Operations	1,252	(16)	(4)	23	(17)
Income (Loss) from Discontinued Operations, net of tax	202	(14)	(12)	(30)	(598)
Net Income (Loss)	1,454	(30)	(16)	(7)	(615)

Basic/Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations	$11.98	$(0.27)	$(0.07)	$0.30	$(0.18)
Income (Loss) from Discontinued Operations, net of tax	1.93	(0.23)	(0.20)	(0.39)	(6.42)
Net Income (Loss)	13.91	(0.50)	(0.27)	(0.09)	(6.60)

	Predecessor
	First	Second	Third	Fourth
2007(a)	Quarter	Quarter	Quarter	Quarter
Net Sales	$276	$421	$454	$492
Gross Profit	78	102	112	88
Income (Loss) from Continuing Operations	(11)	23	(142)	(126)
Income (Loss) from Discontinued Operations, net of tax	3	33	31	(19)
Net Income (Loss)	(8)	56	(111)	(145)

Basic/Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations	$(0.10)	$0.21	$(1.36)	$(1.21)
Income (Loss) from Discontinued Operations, net of tax	0.03	0.32	0.30	(0.18)
Net Income (Loss)	(0.07)	0.53	(1.06)	(1.39)

(a)	Amounts have been adjusted from prior filing to present the Integrated Nylon business as a discontinued operation as further described in Note 4.
During the first quarter of 2008, we emerged from bankruptcy and as a result, adopted fresh-start accounting on the Effective Date. In 2008 and 2007 certain events affecting comparability were recorded in Reorganization Items, net in the Consolidated Statement of Operations. A comparison of reorganization items for these periods respectively is provided in Note 2 — Fresh-Start Accounting. Charges and gains recorded in 2007 and 2008 and other events affecting comparability recorded outside of reorganization items have been summarized below for income from continuing operations before taxes.
Income from continuing operations in the two months ended February 28, 2008 included a $3 gain resulting from settlements of legacy insurance policies with insolvent insurance carriers as well as restructuring charges of $1 for severance and retraining. The loss from continuing operations for the month ended March 1, 2008, included charges of $23 resulting from the step-up in basis of our inventory in accordance with fresh-start accounting. Loss from continuing operations in the second quarter of 2008, included charges of $44 resulting from the step-up in basis of our inventory in accordance with fresh-start accounting and $6 related to the announced closure of our Ruabon Facility, partially offset by gains of $3 from a surplus land sale and $4 on the settlement of emergence related incentive accruals. For the third quarter of 2008, income from continuing operations included charges of $7 related to the announced closure of our Ruabon Facility, $1 resulting from the relocation of our plastic products business from our manufacturing facility in Ghent, Belgium to Oradea, Romania and $1 related to unamortized debt issuance costs associated with the repayment of the Bridge. The charges were fully offset by gains of $6 resulting from the termination of a natural gas contract at the Ruabon Facility and $3 from a surplus land sale. Loss from continuing operations in the fourth quarter of 2008 included charges of $12 related to the closure of the Ruabon Facility, $10 from the announced closure of our production line at the Trenton Facility, $3 related to the impairment of fixed assets in our rubber chemical operations, $3 related to the impairment of indefinite-lived intangible assets in our CPFilms reportable segment and a loss of $1 on the settlement of the natural gas purchase contract associated with the Ruabon Facility, partially offset by a $3 gain on the settlement of emergence related professional fees accruals

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Loss from continuing operations in the first quarter of 2007 included a charge of $7 for the write-off of debt issuance costs and recording of the DIP credit facility as modified at its fair value. Income from continuing operations in the second quarter of 2007 included gains of $21 from the settlement of a litigation matter, net of legal expenses and a charge of $2 resulting from the step-up in basis of Flexsys’ inventory in accordance with purchase accounting. In addition, during the third quarter, we recorded charges of $4 for restructuring charges resulting from the termination of a third-party agreement at one of our facilities, $2 for restructuring costs related principally to severance and retraining costs, $2 for recognition of interest expense on claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court and $1 resulting from the step-up in basis of Flexsys’ inventory in accordance with purchase accounting. Loss from continuing operations in the fourth quarter of 2007 included charges of $25 for the impairment of certain fixed asset groups in our rubber chemical operations, $6 for recognition of interest expense on claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court, $5 for net pension plan settlements, and $2 of restructuring charges related principally to severance and retraining costs.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2008, Solutia carried out an evaluation, under the supervision and with the participation of Solutia’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, Solutia’s disclosure controls and procedures are effective in timely accumulating and communicating to them material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia’s periodic SEC filings. The Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2008, Solutia’s disclosure controls and procedures are effective to provide reasonable assurance that Solutia records, processes, summarizes, and reports the required disclosure information within the specified time periods. Further, there were no changes in Solutia’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Management assessed the effectiveness of Solutia’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Solutia maintained effective internal control over financial reporting as of December 31, 2008.
Solutia’s independent auditors have issued an attestation report on Solutia’s internal control over financial reporting. This report appears on pages 48-49.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information under the headings “Code of Conduct”,” Director Biographies” and “Board Meetings and Committees” appearing in the section entitled “Corporate Governance Practices” and the information appearing in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be distributed to stockholders in connection with our 2009 annual meeting.
ITEM 11. EXECUTIVE COMPENSATION
We incorporate by reference the information under the heading “Compensation Committee Interlocks and Insider Participation” appearing in the section entitled “Corporate Governance Practices” and under the headings “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grant of Plan-Based Awards for the Year Ended December 31, 2008”, “Outstanding Equity Awards at December 31, 2008”, “Executive Compensation & Development Committee Report”, “Option Exercises and Stock Vested for the Year Ended December 31, 2008”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Employment Agreements with Named Executive Officers”, “Potential Payments upon Termination of Employment or Change-in-Control” , and “Director Compensation for the Year Ended December 31, 2008” appearing in the section entitled “Executive and Director Compensation” in our Proxy Statement to be distributed to stockholders in connection with our 2009 annual meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate by reference the information appearing under the sections entitled “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement to be distributed to stockholders in connection with our 2009 annual meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate by reference the information under the headings “Related Party Transaction Policy and Procedures” and “Director Independence” appearing in the section entitled “Corporate Governance Practices” in our Proxy Statement to be distributed to stockholders in connection with our 2009 annual meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate by reference the information in the section entitled “Ratification of the Appointment of Independent Public Accounting Firm” in our Proxy Statement to be distributed to stockholders in connection with our 2009 annual meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements—See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 47 of this report.

2.	The following supplemental schedule for the years ended December 31, 2008, 2007 and 2006
II—Valuation and Qualifying Accounts
3.
Exhibits—See the Exhibit Index beginning at page 99 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under (Exhibit Nos. 10(a) through 10(o) on pages 99 and 100) of the Exhibit Index. The following exhibits listed in the Exhibit Index are filed with this Form 10-K:

10	(f)	Amended 2008 Solutia Inc. Annual Incentive Plan
10	(g)	Amended and Restated Employment Agreement by and between Solutia Inc. and Jeffry N. Quinn
10	(h)	Amended and Restated Employment Agreement by and between Solutia Inc. and Kent J. Davies
10	(i)	Amended and Restated Employment Agreement by and between Solutia Inc. and Luc De Temmerman
10	(j)	Amended and Restated Employment Agreement by and between Solutia Inc. and Rosemary L. Klein
10	(k)	Amended and Restated Employment Agreement by and between Solutia Inc. and James M. Sullivan
10	(l)	Amended and Restated Employment Agreement by and between Solutia Inc. and James R. Voss
10	(p)	Solutia Inc. Non-Employee Director Deferred Compensation Plan
10	(q)	Solutia Inc. Non-Employee Director Deferred Compensation Plan 2009 Deferral Election Form
12		Computation of the Ratio of Earnings to Fixed Charges
21		Subsidiaries of the Registrant
23		Consent of Independent Registered Public Accounting Firm
24	(a)	Powers of Attorney
24	(b)	Certified copy of board resolution authorizing Form 10-K filing using powers of attorney
31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLUTIA INC.
By:	/s/ Timothy J. Spihlman
Timothy J. Spihlman
Vice President and Controller (Principal Accounting Officer)

Dated: February 19, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry N. Quinn	President, Chief Executive Officer and	February 19, 2009

Jeffry N. Quinn	Chairman of the Board (Principal Executive Officer)

/s/ James M. Sullivan	Executive Vice President and	February 19, 2009

James M. Sullivan	Chief Financial Officer (Principal Financial Officer)

/s/ Timothy J. Spihlman	Vice President and Controller	February 19, 2009

Timothy J. Spihlman	(Principal Accounting Officer)

* Eugene I. Davis	Director	February 19, 2009

* Robert K. deVeer, Jr.	Director	February 19, 2009

* James P. Heffernan	Director	February 19, 2009

* W. Thomas Jagodinski	Director	February 19, 2009

* William T. Monahan	Director	February 19, 2009

* J. Patrick Mulcahy	Director	February 19, 2009

* Robert A. Peiser	Director	February 19, 2009

* Gregory C. Smith	Director	February 19, 2009

*
Paul J. Berra, III, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

/s/ Paul J. Berra, III
Paul J. Berra, III, Attorney-in-Fact

SCHEDULE II
SOLUTIA INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE TEN MONTHS ENDED DECEMBER 31, 2008, TWO MONTHS ENDED FEBRUARY 29, 2008 AND
YEARS ENDED DECEMBER 31, 2007 AND 2006
(Dollars in Millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
		(1)
	Balance at	Charged to	(2)
	beginning of	costs and	Charged to		Balance at end
Description	year	expenses	other accounts	Deductions	of period
Successor:
Ten Months Ended December 31, 2008

Valuation accounts for doubtful receivables	$—	$—	$—	$—	$—

Restructuring reserves	8	26	—	14	20

Predecessor:
Two Months Ended February 29, 2008

Valuation accounts for doubtful receivables	$2	$—	$(2)	$—	$—

Restructuring reserves	8	1	—	1	8

Year Ended December 31, 2007

Valuation accounts for doubtful receivables	$2	$—	$—	$—	$2

Restructuring reserves	5	8	12	17	8

Year Ended December 31, 2006

Valuation accounts for doubtful receivables	$2	$1	$(1)	$—	$2

Restructuring reserves	4	12	—	11	5

EXHIBIT INDEX
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

2		Debtors’ Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 of Solutia’s Form 8-K filed October 25, 2007)

3	(a)	Second Amended and Restated Certificate of Incorporation of Solutia Inc. (incorporated by reference to Exhibit 3.1 to Solutia’s Form 8-K filed on March 4, 2008)

3	(b)	Amended and Restated Bylaws of Solutia Inc. (incorporated by reference to Exhibit 3.2 to Solutia’s Form 8-K filed on March 4, 2008)

4	(a)
Form of Non-Qualified Stock Option Agreement pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Solutia’s Form 10-Q for the first quarter ended March 31, 2008)

4	(b)
Form of Restricted Stock Award Agreement Pursuant To The Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Solutia’s Form 10-Q for the quarter ended March 31, 2008)

4	(c)
Form of Restricted Stock Unit Award Agreement Pursuant To The Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to Solutia’s Form 10-Q for the quarter ended March 31, 2008)

4	(d)
Registration Rights Agreement, dated as of November 19, 2007, by and among Solutia Inc. and the holders party thereto (incorporated by reference to Exhibit 4.1 to Solutia’s Form 8-K filed March 5, 2008)

4	(e)	Registration Rights Agreement, dated as of February 28, 2008, by and between Solutia Inc. and Monsanto Company (incorporated by reference to Exhibit 4.2 to Solutia’s Form 8-K filed March 5, 2008)

4	(f)	Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4(c) to Solutia’s registration statement on Form S-8 filed February 28, 2008)

4	(g)	Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 4(d) to Solutia’s registration statement on Form S-8 filed February 28, 2008)

4	(h)
Warrant Agreement, dated as of February 28, 2008, by and between Solutia Inc. and American Stock Transfer and Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.1 to Solutia’s Form 8-K filed March 4, 2008)

10	(a)	Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated by reference to Exhibit 10(a) of Solutia’s Form 10-K for the year ended December 31, 1997)

10	(b)	Letter Agreement between Solutia Inc. and Luc De Temmerman effective as of July 19, 2004 (incorporated by reference to Exhibit 99.3 of Solutia’s Form 8-K filed January 18, 2005)

10	(c)
Retention Agreement, dated as of June 17, 2004, by and between Solutia Inc. and Rosemary L. Klein (incorporated by reference to Exhibit 10(aa) of Solutia’s Form 10-K for the year ended December 31, 2004)

10	(d)	Form of Retention Agreement between Solutia Inc. and Key Employees (incorporated by reference to Exhibit 10(bb) of Solutia’s Form 10-K for the year ended December 31, 2004)

10	(e)	2007 Solutia Annual Incentive Program (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8-K filed on March 17, 2007)

10	(f)	Amended 2008 Solutia Inc. Annual Incentive Plan

10	(g)	Amended and Restated Employment Agreement by and between Solutia Inc. and Jeffry N. Quinn

10	(h)	Amended and Restated Employment Agreement by and between Solutia Inc. and Kent J. Davies

10	(i)	Amended and Restated Employment Agreement by and between Solutia Inc. and Luc De Temmerman

10	(j)	Amended and Restated Employment Agreement by and between Solutia Inc. and Rosemary L. Klein

10	(k)	Amended and Restated Employment Agreement by and between Solutia Inc. and James M. Sullivan

10	(l)	Amended and Restated Employment Agreement by and between Solutia Inc. and James R. Voss

Exhibit No.		Description

10	(m)	Amended and Restated Employment Agreement by and between Solutia Inc. and Jonathon P. Wright (incorporated by reference to Exhibit 10.8 of Solutia’s Form 8-K filed on March 17, 2007)

10	(n)	Solutia Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Solutia’s Form 8-K filed March 5, 2008)

10	(o)	Solutia Inc. Savings and Investment Restoration Plan (incorporated by reference to Exhibit 10.7 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

10	(p)	Solutia Inc. Non-Employee Director Deferred Compensation Plan

10	(q)	Solutia Inc. Non-Employee Director Deferred Compensation Plan 2009 Deferral Election Form

10	(r)	Asset Purchase Agreement between Solutia Inc. and Thermphos Trading GmbH dated as of March 11, 2007 (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8-K filed on May 5, 2007)

10	(s)	Amendment to Asset Purchase Agreement between Solutia Inc. and Thermphos Trading GmbH dated as of March 13, 2007 (incorporated by reference to Exhibit 10.2 of Solutia’s Form 8-K filed on May 5, 2007)

10	(t)
Second Amendment to Asset Purchase Agreement between Solutia Inc. and Thermphos Trading GmbH dated as of May 31, 2007 (incorporated by reference to Exhibit 10.3 of Solutia’s Form 8-K filed on May 5, 2007)

10	(u)
Transaction agreement by and among Akzo Nobel Chemicals International B.V., Akzo Nobel Chemicals Inc., Akzo Nobel N.V., Flexsys Holding B.V., Flexsys America LP, Flexsys Rubber Chemicals Ltd. and Solutia Inc. (incorporated by reference to Exhibit 10(rr) of Solutia’s Form 10-K for the year ended December 31,2006)

10	(v)
Works council side letter by and among Akzo Nobel N.V., Akzo Nobel Chemicals International B.V., Flexsys America LP, Flexsys Rubber Chemicals Ltd. and Solutia Inc., dated as of February 27, 2007 (incorporated by reference to Exhibit 10(ss) of Solutia’s Form 10-K for the year ended December 31,2006)

10	(w)
Amended and Restated Monsanto Settlement Agreement dated as of February 28, 2008 among Solutia Inc., Monsanto Company and SFC LLC (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed March 5, 2008)

10	(x)
Pharmacia Indemnity Agreement, dated as of February 28, 2008, by and between Solutia Inc. and Pharmacia Corporation (incorporated by reference to Exhibit 10.2 to Solutia’s Form 8-K filed March 5, 2008)

10	(y)
First Amended and Restated Retiree Settlement Agreement dated as of July 10, 2007 among Solutia Inc. and the claimants set forth therein (incorporated by reference to Exhibit 10.3 to Solutia’s Form 8-K filed March 5, 2008)

10	(z)	2008 Retiree Welfare Plan (incorporated by reference to Exhibit 10.4 to Solutia’s Form 8-K filed March 5, 2008)

10	(aa)	Limited Liability Company Agreement of SFC LLC, dated as of February 28, 2008, between SFC LLC and its sole member (incorporated by reference to Exhibit 10.5 to Solutia’s Form 8-K filed March 5, 2008)

10	(bb)
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

10	(cc)
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

10	(dd)
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

Exhibit No.		Description

10	(ee)
Guarantee Agreement, dated as of February 28, 2008, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Citibank, N.A., as Collateral Agent (Term Loan) (incorporated by reference to Exhibit 10.4 to Solutia’s Form 8-K filed March 4, 2008)

10	(ff)
Security Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto, as Grantors, and Citibank N.A., as Collateral Agent (Term Loan) (incorporated by reference to Exhibit 10.5 to Solutia’s Form 8-K filed March 4, 2008)

10	(gg)
Pledge Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto, as Pledgors, and Citibank N.A., as Collateral Agent (Term Loan) (incorporated by reference to Exhibit 10.6 to Solutia’s Form 8-K filed March 4, 2008)

10	(hh)
Guarantee Agreement, dated as of February 28, 2008, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Citibank, N.A., as Collateral Agent (ABL Facility) (incorporated by reference to Exhibit 10.7 to Solutia’s Form 8-K filed March 4, 2008)

10	(ii)
Security Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto, as Grantors, and Citibank N.A., as Collateral Agent (ABL Facility) (incorporated by reference to Exhibit 10.8 to Solutia’s Form 8-K filed March 4, 2008)

10	(jj)
Pledge Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto, as Pledgors, and Citibank N.A., as Collateral Agent (ABL Facility) (incorporated by reference to Exhibit 10.9 to Solutia’s Form 8-K filed March 4, 2008)

10	(kk)
Guarantee Agreement, dated as of February 28, 2008, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Citibank, N.A., as Collateral Agent (Bridge Facility) (incorporated by reference to Exhibit 10.10 to Solutia’s Form 8-K filed March 4, 2008)

10	(ll)
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

10	(mm)	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Security Agreement (ABL) (incorporated by reference to Exhibit 10.1 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

10	(nn)	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Security Agreement (Term) (incorporated by reference to Exhibit 10.2 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

10	(oo)	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Guarantee Agreement (ABL) (incorporated by reference to Exhibit 10.3 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

10	(pp)	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Guarantee Agreement (Term) (incorporated by reference to Exhibit 10.4 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

10	(qq)	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Guarantee Agreement (Bridge) (incorporated by reference to Exhibit 10.5 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

10	(rr)	Intercreditor Agreement Joinder dated as of May 5, 2008 (incorporated by reference to Exhibit 10.6 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

11		Omitted—Inapplicable; see “Consolidated Statement of Operations” on page 50.

12		Computation of the Ratio of Earnings to Fixed Charges

14		Solutia Inc. Code of Ethics for Senior Financial Officers as amended (incorporated by reference to Exhibit 14 of Solutia’s Form 10-K for the year ended December 31, 2006)

16		Omitted—Inapplicable

18		Omitted—Inapplicable

21		Subsidiaries of the Registrant

22		Omitted—Inapplicable

23		Consent of Independent Registered Public Accounting Firm

Exhibit No.		Description

24	(a)	Powers of Attorney

24	(b)	Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002