Form 10-Q
period 2009-05-07
SOLUTIA INC
filed 2009-05-07
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ___    No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer   X             Accelerated Filer
Non-Accelerated Filer                      Smaller reporting company___
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by Court.  [ X] Yes     [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, $0.01 par value	94,291,771

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)
	Successor		Predecessor
	Three Months Ended March 31, 2009	One Month Ended March 31, 2008	Two Months Ended February 29, 2008

Net Sales	$339	$182	$335
Cost of goods sold	258	156	241
Gross Profit	81	26	94
Selling, general and administrative expenses	50	22	42
Research, development and other operating expenses, net	4	2	3
Operating Income	27	2	49
Interest expense (a)	(37)	(17)	(21)
Other income (loss), net	(1)	(1)	3
Reorganization items, net	--	--	1,433
Income (Loss) from Continuing Operations Before Income Tax Expense	(11)	(16)	1,464
Income tax expense (benefit)	(7)	--	214
Income (Loss) from Continuing Operations	(4)	(16)	1,250
Income (Loss) from Discontinued Operations, net of tax	(155)	(14)	204
Net Income (Loss) attributable to Solutia	$(159)	$(30)	$1,454

Basic and Diluted Loss per Share:
Income (Loss) from Continuing Operations	$(0.04)	$(0.27)	$11.96
Income (Loss) from Discontinued Operations, net of tax	$(1.66)	$(0.23)	$1.95
Net Income (Loss) attributable to Solutia	$(1.70)	$(0.50)	$(13.91)

(a)	Predecessor excludes unrecorded contractual interest expense of $5 in the two months ended February 29, 2008.

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)
	Successor		Predecessor
	Three Months Ended March 31, 2009	One Month Ended March 31, 2008	Two Months Ended February 29, 2008

Net Income (Loss) attributable to Solutia	$(159)	$(30)	$1,454
Other Comprehensive Income (Loss):
Currency translation adjustments	(37)	23	32
Unrealized gain (loss) on derivative instruments	4	(1)	--
Amortization of prior service gain	--	--	(3)
Amortization of actuarial loss	2	--	2
Actuarial loss arising during the period	--	--	(64)
Prior service gain arising during the period	--	--	109
Fresh-Start accounting adjustment	--	--	(30)
Comprehensive Income (Loss) attributable to Solutia	$(190)	$(8)	$1,500

See accompanying Notes to the Consolidated Financial Statements

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)
	Successor
	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$35	$32
Trade receivables, net of allowances of $0 in 2009 and 2008	194	227
Miscellaneous receivables	91	110
Inventories	310	341
Prepaid expenses and other assets	75	85
Assets of discontinued operations	342	490
Total Current Assets	1,047	1,285
Property, Plant and Equipment, net of accumulated depreciation of $72 in 2009 and $56 in 2008	917	952
Goodwill	511	511
Identified Intangible Assets, net	805	823
Other Assets	158	163
Total Assets	$3,438	$3,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$119	$170
Accrued liabilities	243	259
Short-term debt, including current portion of long-term debt	39	37
Liabilities of discontinued operations	364	302
Total Current Liabilities	765	768
Long-Term Debt	1,310	1,359
Postretirement Liabilities	455	465
Environmental Remediation Liabilities	274	279
Deferred Tax Liabilities	173	202
Other Liabilities	119	132

Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Common stock at $0.01 par value; (500,000,000 shares authorized, 94,518,392 and 94,392,772 shares issued in 2009 and 2008, respectively)	1	1
Additional contributed capital	1,480	1,474
Treasury shares, at cost (226,621 in 2009 and 77,132 in 2008)	(1)	--
Accumulated other comprehensive loss	(317)	(286)
Accumulated deficit	(827)	(668)
Total Shareholders’ Equity attributable to Solutia	336	521
Equity attributable to noncontrolling interest	6	8
Total Shareholders’ Equity	342	529
Total Liabilities and Shareholders’ Equity	$3,438	$3,734

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Successor		Predecessor
	Three Months Ended March 31, 2009	One Month Ended March 31, 2008	Two Months Ended February 29, 2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net income (loss) attributable to Solutia	$(159)	$(30)	$1,454
Adjustments to reconcile net income (loss) to net cash used in operations:
(Income) Loss from discontinued operations, net of tax	155	14	(204)
Depreciation and amortization	25	9	11
Revaluation of assets and liabilities, net of tax	--	--	(1,383)
Discharge of claims and liabilities, net of tax	--	--	100
Other reorganization items, net	--	--	52
Pension obligation related expense greater than (less than) contributions	(5)	1	(18)
Other postretirement benefit obligation related expense less than contributions	(2)	(1)	(6)
Amortization of deferred debt issuance costs	5	1	1
Deferred income taxes	(14)	(1)	5
Other charges (gains) including restructuring expenses	(1)	23	(2)
Changes in assets and liabilities:
Income taxes payable	(9)	4	5
Trade receivables	33	(17)	(24)
Inventories	31	(15)	(34)
Accounts payable	(42)	(8)	31
Environmental remediation liabilities	(5)	(1)	(1)
Restricted cash for environmental remediation and other legacy payments	5	--	--
Other assets and liabilities	13	1	(3)
Cash Provided by (Used in) Continuing Operations before Reorganization Activities	30	(20)	(16)
Reorganization Activities:
Establishment of VEBA retiree trust	--	--	(175)
Establishment of restricted cash for environmental remediation and other legacy payments	--	--	(46)
Payment for allowed secured and administrative claims	--	--	(79)
Professional service fees	--	(7)	(31)
Other reorganization and emergence related payments	--	--	(17)
Cash Used in Reorganization Activities	--	(7)	(348)
Cash Provided by (Used in) Operations – Continuing Operations	30	(27)	(364)
Cash Provided by (Used in) Operations – Discontinued Operations	40	(30)	(48)
Cash Provided by (Used in) Operations	70	(57)	(412)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(15)	(3)	(15)
Acquisition and investment payments	(1)	--	--
Investment proceeds and property disposals	1	--	--
Cash Used in Investing Activities – Continuing Operations	(15)	(3)	(15)
Cash Used in Investing Activities – Discontinued Operations	(5)	(2)	(14)
Cash Used in Investing Activities	(20)	(5)	(29)

FINANCING ACTIVITIES:
Net change in lines of credit	2	--	--
Proceeds from long-term debt obligations	--	--	1,600
Net change in long-term revolving credit facilities	(43)	53	190
Proceeds from stock issuance	--	--	250
Payment of short-term debt obligations	--	--	(966)
Payment of long-term debt obligations	(3)	(3)	(366)
Payment of debt obligations subject to compromise	--	--	(221)
Debt issuance costs	--	--	(136)
Purchase of treasury shares	(1)	--	--
Other, net	(2)	--	--
Cash Provided by (Used in) Financing Activities – Continuing Operations	(47)	50	351

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(12)	(90)
CASH AND CASH EQUIVALENTS:
Beginning of period	32	83	173
End of period	$35	$71	$83

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$19	$6	$43
Cash payments for income taxes, net of refunds	$2	$1	$4
See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Equity attributable to Solutia
	Common Stock	Additional Contributed Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Equity Attributable to Noncontrolling Interest	Total Shareholders’ Equity
Beginning Balance – January 1, 2009	$1	$1,474	$--	$(286)	$(668)	$8	$529
Comprehensive income:
Net income	--	--	--	--	(159)	--	(159)
Accumulated currency adjustments	--	--	--	(37)	--	--	(37)
Unrealized gain on derivative instruments	--	--	--	4	--	--	4
Amortization of actuarial loss	--	--	--	2	--	--	2
Dividends attributable to noncontrolling interest	--	--	--	--	--	(2)	(2)
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	6	--	--	--	--	6
Ending Balance – March 31, 2009	$1	$1,480	$(1)	$(317)	$(827)	$6	$342

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Background and Basis of Presentation

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we”, and “our” in this report refer to Solutia Inc. and its subsidiaries. The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, this Report on Form 10-Q should be read in conjunction with Solutia’s Report on Form 10-K for the fiscal year ended December 31, 2008.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.  Financial information for the first three months of fiscal year 2009 should not be annualized because of the seasonality of our business.

On December 17, 2003, we and our 14 U.S. subsidiaries had filed voluntary petitions for Chapter 11 protection (the “Chapter 11 Case”).  Our subsidiaries outside the U.S. were not included in the Chapter 11 filing.  The filing was made to restructure our balance sheet, to streamline operations and to reduce costs, in order to allow us to continue operations as a viable going concern.  On February 28, 2008 (the “Effective Date”), we consummated our reorganization under Chapter 11 of the U.S. Bankruptcy Code and emerged from bankruptcy pursuant to our Fifth Amended Joint Plan of Reorganization which was confirmed by the U.S. Bankruptcy Court for the Southern District of New York on November 29, 2007 (the “Plan”).

The consolidated financial statements for the period in which we were in bankruptcy were prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) as amended by Financial Accounting Standards Board (“FASB”) Staff Position No. SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7.  The consolidated financial statements were also prepared on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business.  In accordance with SOP 90-7, we adopted fresh-start accounting as of the Effective Date.  However, due to the proximity of the Effective Date to the February month end, for accounting convenience purposes, we have reported the effects of fresh-start accounting as if they occurred on February 29, 2008. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Solutia Inc. and its subsidiaries for the periods following March 1, 2008 (“Successor”), and of Solutia Inc. and its subsidiaries for the periods through February 29, 2008 (“Predecessor”).

2.  Recently Issued and Adopted Accounting Standards

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”) and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require entities to disclose the fair value of all financial instruments within the scope of SFAS No. 107 in all interim financial statements.  FSP FAS 107-1 also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  Previously, these disclosures were required only in annual financial statements.  FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  As the standard only enhances disclosure requirements, the adoption of FSP FAS 107-1 is not expected to have any impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires enhanced disclosures about a company’s derivative instruments and hedging activities. The adoption of SFAS No. 161 did not have any financial impact on our consolidated financial statements and the additional disclosures can be found at Note 10 – Derivatives and Risk Management.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    In February 2008, the FASB issued FSP FAS 157-2, Effective Date of SFAS No. 157 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157,  Fair Value Measurements  (“SFAS No. 157”) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  Accordingly, on January 1, 2009, we adopted the additional requirements of SFAS 157 that were deferred by FSP FAS No. 157-2. These additional disclosures can be found at Note 3 – Discontinued Operations.

    In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary through the use of disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  We have retrospectively adopted this guidance effective January 1, 2009 and as a result, have reclassified our noncontrolling interest in a joint venture for prior periods on the Statement of Financial Position from Other Liabilities to a separate line item in the equity section.  Income attributable to the noncontrolling interest was less than $1 for all periods presented and, accordingly, no modifications were made to our Consolidated Statement of Operations or Consolidated Statement of Comprehensive Income (Loss) for the periods presented.

3.  Discontinued Operations

            On March 31, 2009, we entered into a definitive agreement to sell substantially all the assets and certain liabilities, including environmental remediation liabilities and pension liabilities of active employees, of our Integrated Nylon business to an affiliate of S.K. Capital Partners II, L.P. (“Buyer”), a New York-based private equity firm.  We expect this transaction to close in the second quarter of 2009.

    In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets held for sale with a carrying amount of $48 were written down to their fair value of zero, resulting in a $31 loss, net of tax, which was included in income (loss) from discontinued operations, net of tax for the three months ended March 31, 2009.  The fair value of these long-lived assets was developed using the sales agreement noted above, which is a Level 2 fair value measurement as defined by SFAS No. 157 under the fair value hierarchy.  Further, and in addition to the impairment noted above, we accrued $70 at March 31, 2009 to reflect a valuation allowance on the collective carrying value of the Integrated Nylon disposal group.

    A summary of the net sales and income (loss) from discontinued operations is as follows:
	Successor		Predecessor
	Three Months Ended March 31, 2009	One Month Ended March 31, 2008	Two Months Ended February 29, 2008
Integrated Nylon:
Operating results:
Net sales	$208	$150	$318
Income (Loss) before income taxes	$(174)	$(14)	$204
Income tax benefit	(17)	--	--
Income (Loss) from discontinued operations, net of tax	$(157)	$(14)	$204

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    The carrying amounts of all assets and liabilities associated with our Integrated Nylon business have been classified as current in the Consolidated Statement of Financial Position and consisted of the following:

	Successor
	March 31, 2009	December 31, 2008

Assets:
Trade receivables, net	$78	$75
Miscellaneous receivables	17	15
Inventories	235	336
Prepaid expenses and other assets	12	15
Property, plant and equipment, net	--	41
Other assets	--	8
Assets of discontinued operations	$342	$490

Liabilities:
Accounts payable	$86	$101
Accrued liabilities	63	54
Valuation allowance	70	--
Environmental remediation liabilities	9	9
Deferred revenue	53	54
Other liabilities	2	3
Postretirement liabilities	81	81
Liabilities of discontinued operations	$364	$302

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

We sold the resins, additives and adhesives business to UCB S.A. on January 31, 2003.  During the three months ended March 31, 2009, changes related to tax audits from 2000 through 2004 for our 100% owned subsidiary, Solutia Deutschland GmbH, resulted in a reduction in previously unrecognized tax benefits of $2.  Accordingly, an income tax benefit equal to this amount was recognized in income (loss) from discontinued operations, net of tax.

4.  Share-Based Compensation

Stock Options

We did not grant any options to purchase shares of common stock to eligible employees under the Solutia Inc. 2007 Management Long-Term Incentive Plan (“2007 Management Plan”) or to our non-employee directors under the Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”) during the three months ended March 31, 2009.

A summary of stock option information as of March 31, 2009 is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (a)

Vested or Expected to Vest at March 31, 2009	2,491,239	$17.29	8.7	$--
Exercisable at March 31, 2009	975,952	$17.33	8.3	$--

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

During the three months ended March 31, 2009, we recognized $2 of compensation expense related to our stock options, of which less than $1 was allocated to discontinued operations.  For the one month ended March 31, 2008, we recognized less than $1 of compensation expense related to our stock options for both continuing and discontinued operations.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $9 as of March 31, 2009 which will be recognized as expense over a remaining weighted-average period of one year.

Restricted Stock Awards

We did not grant any restricted stock awards under the 2007 Management Plan or the 2007 Director Plan during the three months ended March 31, 2009.

During the three months ended March 31, 2009, we recognized $4 of compensation expense related to our restricted stock awards, of which less than $1 was allocated to discontinued operations. For the one month ended March 31, 2008, we recognized less than $1 of compensation expense related to our restricted stock awards for both continuing and discontinued operations. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $11 as of March 31, 2009 which will be recognized as expense over a remaining weighted-average period of one year.

5.  Goodwill and Other Intangible Assets

In connection with the adoption of fresh-start accounting, goodwill and certain intangible assets including (i) amortizable customer relationships, unpatented technology, contract-based intangible assets, trade names and patents and (ii) indefinite-lived trademarks not subject to amortization were recorded at their estimated fair value on February 29, 2008.

Goodwill by reportable segment as of March 31, 2009 and December 31, 2008 is as follows:

Balance
Saflex	$205
CPFilms	159
Technical Specialties	147
Total	$511

Intangible assets are summarized in aggregate as follows:

	Successor March 31, 2009				Successor December 31, 2008
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships	23 to 27	$482	$(19)	$463	23 to 27	$486	$(15)	$471
Technology	5 to 26	194	(11)	183	5 to 26	199	(9)	190
Trade names	25	13	(1)	12	25	13	(--)	13
Patents	13	4	(--)	4	13	4	(--)	4
Non amortizable intangible assets:
Trademarks		143	--	143		145	--	145
Total Identified Intangible Assets		$836	$(31)	$805		$847	$(24)	$823

During the three months ended March 31, 2009 we recognized $7 of amortization expense of intangible assets.  Amortization expense is allocated to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations as follows:

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Successor
Three Months Ended March 31, 2009

Cost of goods sold	$2
Selling, general and administrative expenses	$5

We expect amortization expense for intangible assets to total approximately $31 for each of the years ending December 31, 2009 through 2013.

6.  Detail of Certain Balance Sheet Accounts

Components of inventories were as follows:
	Successor
Inventories	March 31, 2009	December 31, 2008

Finished goods	$174	$195
Goods in process	60	59
Raw materials and supplies	76	87
Inventories, at FIFO cost	310	341
Excess of FIFO over LIFO cost	--	--
Total Inventories	$310	$341

Components of property, plant, and equipment were as follows:
	Successor
Property, Plant and Equipment	March 31, 2009	December 31, 2008

Land	$33	$34
Leasehold improvements	9	9
Buildings	198	203
Machinery and equipment	719	727
Construction in progress	30	35
Total property, plant and equipment	989	1,008
Less accumulated depreciation	(72)	(56)
Total Property, Plant and Equipment, Net	$917	$952

Components of accrued liabilities were as follows:
	Successor
Accrued Liabilities	March 31, 2009	December 31, 2008

Wages and benefits	$33	$57
Foreign currency and commodity hedge agreements	35	36
Restructuring reserves	31	19
Environmental remediation liabilities	30	30
Accrued income and other taxes payable	13	16
Accrued selling expenses	15	16
Accrued interest	16	9
Other	70	76
Total Accrued Liabilities	$243	$259

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
7.  Income Taxes

Income Tax Expense

We recorded a net income tax benefit of $7 for the three months ended March 31, 2009 and income tax expense of $214 in the two months ended February 29, 2008.  There was no income tax expense or benefit recorded in the one month ended March 31, 2008.

Our income tax expense or benefit is affected by changes in unrecognized tax benefits and the mix of income and losses in the tax jurisdictions in which we operate.  This results in significant differences in our effective tax rate versus the U.S. statutory rate.  For the three months ended March 31, 2009, we recognized a previously unrecognized tax benefit of $10 due to developments in case law changing the technical merits of a tax position.  Furthermore, for each of the periods presented, we recorded a valuation allowance against the tax benefit in some jurisdictions in which we experienced losses, predominantly the U.S.

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits at March 31, 2009 and December 31, 2008 was $145 and $157, respectively.  Included in the balance at March 31, 2009 and December 31, 2008 were $52 and $63, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The decrease in the amounts is mainly the result of developments in case law changing the technical merits of a tax position, closure of tax audits, and the effect of currency exchange rate fluctuations.

We file income tax returns in the U.S. and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. It is reasonably possible that within the next 12 months as a result of the resolution of federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $12 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of $0 to $6.

8.  Restructuring Reserves

In an effort to maintain competitiveness across our businesses and the geographic areas in which we operate and to enhance the efficiency and cost effectiveness of our support operations, we periodically initiate certain restructuring activities which result in charges for costs associated with exit or disposal activities, severance and/or impairment of long-lived assets.  A summary of these activities for the periods presented are as follows:

2008 Restructuring Events

Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we ceased the manufacturing of certain rubber chemicals at our facility in Ruabon, Wales, United Kingdom (“Ruabon Facility”) in the third and fourth quarters of 2008 with an expected final closure of the plant in 2011.  As a result, we expect to incur charges of $43 throughout the closure process as an increase to Cost of Goods Sold within our Technical Specialties reportable segment, categorized as follows:  (i) $17 for employment reductions, (ii) $11 for future contractual payments on indirect residual costs necessary to continue providing third party operations at the site until final closure, and (iii) $15 for other costs including clean-out and demolition.  During the three months ended March 31, 2009, $1 of restructuring costs was charged to Cost of Goods Sold relating to employment reductions.  The cumulative restructuring costs charged to Cost of Goods Sold relating to these activities are $21 which is categorized as follows: (i) $8 for employment reductions, (ii) $10 for contract termination costs, and (iii) $3 of other restructuring costs.

In an effort to balance our North America production with customer demand, in the fourth quarter of 2008, we announced plans to idle our SAFLEX® plastic interlayer manufacturing line at our facility in Trenton, Michigan (“Trenton Facility”) in 2009.  Consequently, we expect to incur charges of $16 as an increase to Cost of Goods Sold within our Saflex reportable segment, categorized as follows:  (i) $7 for employment reductions, (ii) $8 for the write-down of the related manufacturing assets, and (iii) $1 for other restructuring costs.  During the three months ended March 31, 2009, $4 for restructuring costs was charged to Cost of Goods Sold relating to employment reductions.  The cumulative restructuring costs charged to Cost of Goods Sold relating to these activities are $14 which is categorized as follows: (i) $6 for employment reductions and (ii) $8 for the write-down of the related manufacturing assets.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    In the fourth quarter of 2008, we initiated a general corporate restructuring targeted to increase the efficiency and cost effectiveness of our support operations.  In the first quarter of 2009, this project was expanded in scope to include a reduction in operational personnel to more appropriately match our organization with current production levels.  We expect to incur charges of $22 to $27 during the life of this project to cover the cost of impacted headcount reductions to be shared by all our segments.  A summary of the employee reduction charges associated with this project during the three months ended March 31, 2009 and cumulative charges through March 31, 2009 are as follows:

Three Months Ended March 31, 2009:	Saflex	CPFilms	Technical Specialties	Unallocated and Other	Total
Cost of goods sold	$1	$1	$--	$1	$3
Selling, general and administrative expenses	6	--	1	6	13
Research, development and other operating expenses, net	1	--	--	--	1
Total	$8	$1	$1	$7	$17

Through March 31, 2009:
Cost of goods sold	$1	$1	$--	$1	$3
Selling, general and administrative expenses	6	--	1	9	16
Research, development and other operating expenses, net	1	--	--	--	1
Total	$8	$1	$1	$10	$20

A summary of restructuring activity during the three months ended March 31, 2009 is as follows:

Successor	Future Contractual Payments	Employment Reductions	Other Restructuring Costs	Total
Balance at December 31, 2008	$10	$10	$--	$20
Charges taken	--	22	--	22
Amounts utilized	(2)	(8)	--	(10)
Balance at March 31, 2009	$8	$24	$--	$32

9.  Commitments and Contingencies

Litigation

We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for money damages.

Except for the potential effect of an unfavorable outcome with respect to our Legacy Tort Claims Litigation, it is our opinion that the aggregate of all claims and lawsuits will not have a material adverse impact on our consolidated financial statements.

Legacy Tort Claims Litigation

Pursuant to the Amended and Restated Settlement Agreement effective February 28, 2008, entered into by Solutia and Monsanto in connection with our emergence from Chapter 11 (the “Monsanto Settlement Agreement”), Monsanto is responsible to defend and indemnify us for any Legacy Tort Claims as that term is defined in the agreement, while we retain responsibility for tort claims arising out of exposure occurring after our spinoff from the former Monsanto Company (now known as Pharmacia Corporation, a 100% owned subsidiary of Pfizer, Inc.), which occurred on September 1, 1997 (the “Solutia Spinoff”).  Solutia or its 100% owned subsidiary, Flexsys, have been named as defendants in the following actions, and have submitted the matters to Monsanto as Legacy Tort Claims.  However, to the extent these matters relate to post Solutia Spinoff exposure or such matters are not within the meaning of “Legacy Tort Claims” within the Monsanto Settlement Agreement, we would potentially be liable.  All claims in the Flexsys tort litigation matters described below concern alleged conduct occurring while Flexsys was a joint venture of Solutia and Akzo Nobel, and any potential damages in these cases would be evenly apportioned between Solutia and Akzo Nobel.  In addition to the below actions, Monsanto has sought indemnity from us for certain tort and workers’ compensation claims in which Monsanto has been named a defendant.  We have rejected such demand pursuant to the Monsanto Settlement Agreement.  There are no pending legal actions regarding these alleged indemnification rights.

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

Escambia County, Florida Litigation. On June 6, 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia, and the plant manager at Solutia's Pensacola plant.  The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and allegedly continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination, and (2) remediation of the alleged contamination in the waterways.  Plaintiffs did not specify the amount of their alleged damages in their complaint.

St. Clair County, Illinois Litigation.  In February 2009, a purported class action lawsuit was filed in the Circuit Court of St. Clair County, Illinois against Solutia, Pharmacia, Monsanto and two other unrelated defendants alleging the contamination of their property from PCBs, dioxins, furans, and other alleged hazardous substances emanating from the defendants’ facilities in Sauget, Illinois (including our W.G. Krummrich site in Sauget).  The proposed class is comprised of residents who live within a two-mile radius of the Sauget facilities.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants for their property.  The plaintiffs have not identified a specific amount of alleged damages in their complaint.

Upon assessment of the terms of the Monsanto Settlement Agreement and other defenses available to us, we believe the probability of an unfavorable outcome on the Putnam County, West Virginia, Escambia County, Florida, and St. Clair County, Illinois litigation is remote and, accordingly, we have not recorded a loss contingency.  Nonetheless, if it were subsequently determined these matters are not within the meaning of “Legacy Tort Claims,” as defined in the Monsanto Settlement Agreement, or other defenses to us were unsuccessful, it is reasonably possible we would be liable for an amount which cannot be estimated but which could have a material adverse effect on our consolidated financial statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Solutia Inc. Employees’ Pension Plan Litigation

Since October 2005, current or former participants in our U.S. Pension Plan (the “U.S. Plan”) have filed three class actions alleging our cash balance pension plan is discriminatory based upon age and the lump sum values of individual account balances in the U.S. Plan have been, and continue to be, miscalculated.  Neither Solutia, nor any individual or entity other than the U.S. Plan has been named as a defendant in any of these cases.  However, a judgment against the U.S. Plan could result in an increase in our required contributions.  Two of these cases, captioned Davis, et al. v. Solutia, Inc. Employees’ Pension Plan and Hammond, et al. v. Solutia, Inc. Employees’ Pension Plan, are still pending against the U.S. Plan, and were consolidated in September 2006 with similar cases pending in the Southern District of Illinois against Monsanto Company and Monsanto Company Pension Plan (Walker et al. v. The Monsanto Pension Plan, et al.) and Pharmacia Cash Balance Pension Plan, Pharmacia Corporation, Pharmacia and Upjohn, Inc., and Pfizer Inc. (Donaldson v. Pharmacia Cash Balance Pension Plan, et al.).

A Consolidated Class Action Complaint was filed by all of the plaintiffs in the consolidated case on September 4, 2006.  The plaintiffs alleged in the complaint three separate causes of action against the U.S. Plan: (1) the U.S. Plan violates ERISA by terminating interest credits on prior plan accounts at the age of 55; (2) the U.S. Plan is improperly backloaded in violation of ERISA; and (3) the U.S. Plan is discriminatory on the basis of age.  The plaintiffs seek to obtain injunctive and other equitable relief (including money damages awarded by the creation of a common fund) on behalf of themselves and the nationwide putative class of similarly situated current and former participants in the U.S. Plan.  The court has dismissed plaintiffs’ claims that the U.S. Plan is improperly backloaded in violation of ERISA, and that the U.S. Plan is discriminatory on the basis of age.

By consent of the parties, the court certified a class in September 2007 against the U.S. Plan only with respect to plaintiffs’ claim that the U.S. Plan violates ERISA by terminating interest credits on prior plan accounts at the age of 55.  Discovery has been completed, and the parties filed their motions for summary judgment with respect to liability in July 2008.  The motions are pending, and a hearing on the motions is expected sometime in the second quarter of 2009.  The amount of a potential loss, if any, is not currently estimable.

Environmental Liabilities

In the ordinary course of business, we are subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current facilities, properties adjacent to our current facilities or facilities operated by third parties at where we may have disposed of waste or other materials.  Under some circumstances, the scope of our liability may extend to damages to natural resources for which we have accrued $2, exclusive of the balances noted below.  In almost all cases, our potential liability arising from historical contamination is based on operations and other events occurring at our facilities or as a result of their operation prior to the Solutia Spinoff.

Further, under terms of the Monsanto Settlement Agreement and our Plan, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois which were also incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from the Effective Date up to a total of $325.  Thereafter, if needed, we and Monsanto will share responsibility equally.

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Successor	Total
Balance at December 31, 2008	$309
Net charges taken	1
Amounts utilized (a)	(5)
Currency fluctuations	(1)
Balance at March 31, 2009	$304

Environmental Remediation Liabilities, current	$30
Environmental Remediation Liabilities, long-term	274
Balance at March 31, 2009	$304

(a)	For the three months ended March 31, 2009, allowable expenditures of $5 were reimbursed to us by a special purpose entity established with proceeds of stock issued by us on the Effective Date.

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

Except as noted below, we believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our Consolidated Statement of Financial Position, but could have a material adverse effect on our Consolidated Statement of Operations in any given period.  Our significant sites are described in more detail below:

Anniston, Alabama:   On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup is proceeding and should be completed within the next two years.  Some level of remediation of non-residential properties and creek floodplains and/or sediment will be required in the future and we have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects.  We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at March 31, 2009 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage but have yet to undertake an assessment as to the nature and extent of such damages.  As of March 31, 2009, we have accrued $121 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the final cost liability.  Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree is negotiated and entered by the court to cover the selected remediation, which will take several years.

Sauget, Illinois:  A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites.  We are conducting a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after we complete the RI/FS, a Record of Decision is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation, which is expected within the next two years.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites.  We, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We submitted the revised RI report and are preparing the FS report with other PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs.  An interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002.  We anticipate that the USEPA will issue a Record of Decision sometime in mid-2010.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $79 which we have accrued as of March 31, 2009.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

W. G. Krummrich Site:  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases with the final remediation approach and timing for some of the corrective measures being determined only after investigation and pilot testing phases are completed.  Our best estimate of the ultimate cost of all corrective measures that will be required at the W.G. Krummrich Site is $27 which we have accrued as of March 31, 2009.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $77 which we have accrued as of March 31, 2009.

    Environmental Agency Enforcement Actions

    On March 3, 2009, the USEPA issued a Notice of Violation (“NOV”), Administrative Order (“AO”) and Reporting Requirement (“RR”) to Solutia concerning alleged violations of the Clean Air Act arising out of an inspection conducted of the Indian Orchard Plant.  The NOV describes the USEPA’s findings alleging violations of the plant’s Title V and state operating permits related to emissions of volatile organic compounds.  The AO orders Solutia to comply with its Title V permit and the National Emission Standards for Hazardous Air Pollutants, Subpart OOO (Amino/Phenolic Resins), Subpart UU (Equipment Leaks), and General Provisions.  The RR requires Solutia to submit additional information regarding certain storage vessels and associated equipment.  On March 23, 2009, Solutia met with the USEPA to confer on this NOV, AO, and RR.  The USEPA informed Solutia at the meeting that it has not yet made any decisions as to whether it will take enforcement action or what type of action it will take with respect to this matter.  The amount of a potential loss, if any, is not currently estimable.

10.  Derivatives and Risk Management

    Our business operations give rise to market risk exposures that result from changes in foreign currency exchange rates, interest rates and certain commodity prices.  To manage the volatility relating to these exposures, we periodically enter into various derivative transactions that enable us to alleviate the adverse effects of financial market risk.  Designation is performed on a specific exposure basis to support hedge accounting.   The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged.  Our approved policies and procedures do not permit the purchase or holding of any derivative financial instruments for trading purposes, and management of counterparty credit risk is through diversification and credit rating reviews of the firms with whom we transact.

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the re-measurement of the underlying assets and liabilities in the Consolidated Statement of Operations. We had currency forward and option contracts to purchase and sell $615 of currencies as of March 31, 2009 comprised principally of the Euro, British Pound-Sterling, U.S. Dollar, Japanese Yen, Swiss Franc, and Malaysian Ringgit.  Included in the currency forward contracts at March 31, 2009 are contracts to purchase and sell $324 of currencies which were executed to in-substance defease contracts with the same financial institution.

Interest Rate Risk

Interest rate risk is primarily related to changes in interest expense from floating rate debt.  To limit our exposure to this risk, in 2008 we entered into interest rate swap agreements related to our $1.2 billion senior secured term loan facility (“Term Loan”).  The interest rate swap agreements have declining total notional amounts of $800 to $150 which are effective from April 2010 through February 2014.  The terms of the interest rate swap agreements require us to pay interest utilizing fixed interest rates ranging from 4.65 percent to 4.85 percent and receive interest utilizing 1-Month LIBOR.  Through February 2009, we designated the interest rate swap agreements as cash flow hedges.  Because of significant declines in interest rates and the significant difference between the prime and LIBOR rates, we could no longer assert we would always choose the 1-Month LIBOR on our Term Loan.  Subsequent effectiveness testing on a historical and prospective basis comparing our interest rate swap agreements to the available interest rate options on our Term Loan concluded the relationships were not highly effective.  Therefore, we discontinued hedge accounting in February 2009 and all prospective mark-to-market gains or losses are recognized in interest expense on the Consolidated Statement of Operations.

Commodity Price Risk

Certain raw materials and energy resources we use are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors.  Therefore, from time to time, we use forward and option contracts to manage a portion of the volatility related to anticipated energy purchases with maturities up to 12 months. At March 31, 2009, we had a contract to purchase 1,375,000 mmbtus of natural gas through December of 2009.  These derivative instruments are not designated as hedges since over 90 percent of our natural gas usage in the U.S is attributable to the operations of our Integrated Nylon business and, as we expect to complete the sale of this business in the second quarter of 2009, it is not probable that we will accept physical delivery of these natural gas contracts.

At March 31, 2009, we did not have any derivatives designated as hedging instruments.  Our derivatives not designated as hedging instruments,  recorded at their respective fair values at March 31, 2009, are summarized as follows:

	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivative not designated as hedging instruments:
Interest rate contracts	Other Assets	$--	Other Liabilities	$26
Foreign exchange contracts	Miscellaneous Receivables	1	Accrued Liabilities	34
Commodity contracts	Miscellaneous Receivables	--	Accrued Liabilities	1
Total		$1		$61

    For the three months ended March 31, 2009, we recognized a gain of $4 in Other Comprehensive Income for the period in which our interest rate contracts were designated as cash flow hedging instruments.  During the twelve months following March 31, 2009, we do not currently expect any reclassifications into earnings of the accumulated losses on the interest rate swaps since they are not effective until April 5, 2010.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    A summary of the effect of our derivative instruments on the Consolidated Statement of Operations is as follows:
		Amount of Gain (Loss) Recognized in Consolidated Statement of Operations
	Presentation of Gain (Loss) Recognized in Consolidated Statement of Operations	Three Months Ended March 31, 2009
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest expense	$(5)
Foreign exchange contracts	Other income, net	2
Commodity contracts	Income (Loss) from Discontinued Operations, net of tax	(1)
Total		$(4)

11.  Fair Value of Financial Instruments

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash (a)	$23	$23	$--	$--
Derivatives – Foreign Exchange (b)	1	--	1	--
Total	$24	$23	$1	$--

Liabilities:
Derivatives – Foreign Exchange (b)	$34	$--	$34	$--
Derivatives – Interest Rates (c)	26	--	26	--
Derivatives – Commodities (d)	1	--	1	--
Total	$61	$--	$61	$--

(a)	Includes cash invested in money market funds restricted for funding of environmental remediation and other legacy liabilities.
(b)
Includes foreign currency forward and options contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

(c)	Includes interest rate swaps which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.
(d)
Includes commodity forward contracts which are valued using a pricing model with inputs that are observable in the market, such as quoted forward prices of commodities, or that can be derived from or corroborated by observable market data.

12.  Pension Plans and Other Postretirement Benefits

In preparation for the sale of our Integrated Nylon business, we divided our U.S. Plan into the following three plans, effective February 28, 2009: (i) Nylon Pension Plan; (ii) Solutia Pension Plan; and (iii) Solutia Union Pension Plan.  The Nylon Pension Plan covers all active employees of the Integrated Nylon business.  In accordance with the terms of the sale agreement as further described in Note 3 – Discontinued Operations, the Nylon Pension Plan will be assumed by the buyer at the time of a closing on the sale.  Therefore, the Nylon Pension Plan liability of $81 for both March 31, 2009 and December 31, 2008 has been classified as liabilities of discontinued operations in the Consolidated Statement of Financial Position.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    As a result of the division of the U.S. Plan into three plans, we were required to perform a funding analysis in accordance with the Pension Protection Act of 2006 (“PPA”).  The result of this analysis is the Nylon Pension Plan and the Solutia Pension Plan will be prohibited by the PPA from paying out lump sum benefits, until such time as the plan assets of these two plans would rise above the 60 percent funding level for up to half a lump sum or above the 80 percent funding level for a full lump sum.  For participants in the Solutia Union Pension Plan, the lump sum restrictions in the PPA do not apply until January 1, 2010.

Components of Net Periodic Benefit Cost

For the three months ended March 31, 2009, the one month ended March 31, 2008 and the two months ended February 29, 2008 our pension and healthcare and other benefit costs for continuing operations were as follows:
	Pension Benefits
	Successor		Predecessor
	Three Months Ended March 31, 2009	One Month Ended March 31, 2008	Two Months Ended February 29, 2008

Service costs for benefits earned	$1	$--	$1
Interest costs on benefit obligation	15	6	13
Assumed return on plan assets	(14)	(6)	(13)
Amortization of actuarial net loss	--	--	2
Settlement charge	--	--	1
Total	$2	$--	$4

	Healthcare and Other Benefits
	Successor		Predecessor
	Three Months Ended March 31, 2009	One Month Ended March 31, 2008	Two Months Ended February 29, 2008
Service costs for benefits earned	$1	$1	$1
Interest costs on benefit obligation	4	1	4
Assumed return on plan assets	(1)	(1)	--
Amortization of prior service gains	--	--	(3)
Amortization of actuarial gains	(2)	--	--
Total	$2	$1	$2

Settlements

We recorded a pension settlement charge of $1 in the two months ended February 29, 2008 resulting from the significant amount of lump sum distributions from our Belgium retirement plan.

Employer Contributions

According to IRS funding rules, we expect to make approximately $26 in pension contributions to our Solutia and Solutia Union Pension Plans in 2009.  We made $4 of these required 2009 contributions during the three months ended March 31, 2009.  We also expect to be required to fund approximately $10 in pension contributions to our foreign pension plans in 2009.

13.  Debt Obligations

On the Effective Date, we entered into certain financing agreements to borrow up to $2.05 billion from a syndicate of lenders (the “Financing Agreements”).  The Financing Agreements consisted of (i) a $450 senior secured asset-based revolving credit facility (“Revolver”), (ii) our Term Loan and (iii) a $400 senior unsecured bridge facility which was subsequently retired in 2008.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

To support local operations and to partially limit exposure to changes in foreign-currency exchange rates, we had short-term borrowings of $27 and $25 at March 31, 2009 and December 31, 2008, respectively, comprised of other lines of credit.

Our long-term debt consisted of the following as of March 31, 2009 and December 31, 2008:

	Successor
	March 31, 2009	December 31, 2008
Term Loan, due 2014	$1,185	$1,188
Revolver, due 2013	137	183
Total principal amount	1,322	1,371
Less current portion of long-term debt	(12)	(12)
Total	$1,310	$1,359

Maximum availability under the Revolver is limited to the lesser of $450 or the amount of our borrowing base, as defined, but generally calculated as a percentage of allowable inventory and trade receivables.  In addition to outstanding borrowings, availability is further reduced by outstanding letters of credit. Availability under the Revolver was $128 and $193 as of March 31, 2009 and December 31, 2008, respectively.  The weighted average interest rate on our total debt outstanding was 7.9 percent and 7.7 percent at March 31, 2009 and December 31, 2008, respectively. Our weighted average interest rate on short-term debt outstanding was 2.1 percent and 4.2 percent at March 31, 2009 and December 31, 2008, respectively.

The Revolver bears interest, at our option, at LIBOR or the prime rate plus an applicable margin. As of March 31, 2009, the applicable margin for the LIBOR and prime rate loans in the Revolver were 2.00 percent and 1.00 percent, respectively. The Term Loan bears interest at our option, at LIBOR with a floor of 3.50 percent through the fourth anniversary of the Effective Date plus 5.00 percent, or at the prime rate plus 4.00 percent.  Of the amount outstanding on the Term Loan at March 31, 2009, $900 is protected by a LIBOR cap of 4.25 percent until April 2010.  Interest for the Revolver and Term Loan is payable (i) with respect to LIBOR loans, on the last day of each relevant interest period (defined as one, two, three or six months or other periods available to all lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period, and (ii) with respect to prime rate loans, quarterly in arrears.

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

We are required to make mandatory repayments of the Financing Agreements in connection with asset sales and certain other events subject to certain exceptions.  We are required to pay 1 percent of the principal of the Term Loan annually via quarterly payments.  In addition, on an annual basis and subject to our leverage position at December 31st of each year, we are required to repay the Term Loan with a portion of excess cash flow generated during the year, as defined in the Financing Agreements.  If net leverage is less than 3.0x or greater than or equal to 3.0x, then we are required to repay 25 percent or 50 percent, respectively, of excess cash flow generated during the year.  Excess cash flow is generally defined as EBITDA less interest, capital expenditures, taxes, and amortization of debt, plus or minus working capital changes and other adjustments.  Any portion of the Term Loan that is repaid through mandatory prepayments or voluntarily repaid may not be reborrowed.  Furthermore, voluntary prepayments or amendments to the Term Loan are subject to a prepayment premium or fee of 2 percent after the first anniversary and prior to the second anniversary of the Effective Date and 1 percent after the second anniversary and prior to the third anniversary of the Effective Date.  We are not subject to any prepayment premiums or fees for amendments after the third anniversary of the Effective Date.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The Financing Agreements include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt.  The financial covenants are (i) total leverage ratio, (ii) fixed charge coverage ratio and (iii) a capital expenditure cap as defined by the Financing Agreements. We were in compliance with all applicable covenants as of March 31, 2009.

14.  Segment Data

We are a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications.   Our operations are managed and reported in three reportable operating segments, consisting of Saflex, CPFilms and Technical Specialties.

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

The performance of our operating segments is evaluated based on segment profit, defined as earnings before interest expense, income taxes, depreciation and amortization less net income attributable to noncontrolling interests and reorganization items, net (“EBITDA”). Segment profit includes selling, general and administrative, research, development and other operating expenses, gains and losses from asset dispositions and restructuring charges, net income attributable to noncontrolling interests and other income and expense items that can be directly attributable to the segment.  Certain operations, expenses and other items that are managed outside the reportable segments are reported as Unallocated and Other.  Unallocated and Other is comprised of corporate expenses, adjustments to our LIFO valuation reserve, adjustments to our environmental remediation liabilities, equity earnings from affiliates, other income and expense items including currency gains/losses, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the reportable segments in addition to operating segments that do not meet the quantitative threshold for determining reportable segments.  There were no inter-segment sales in the periods presented below.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Segment data for the three months ended March 31, 2009, one month ended March 31, 2008 and the two months ended February 29, 2008, respectively are as follows:

	Successor				Predecessor
	Three Months Ended March 31, 2009		One Month Ended March 31, 2008		Two Months Ended February 29, 2008
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)
Reportable Segments:
Saflex	$133	$19	$68	$2	$125	$16
CPFilms	34	1	23	3	39	9
Technical Specialties	167	56	88	12	164	40
Reportable Segment Totals	334	76	179	17	328	65
Unallocated and Other	5	(25)	3	(7)	7	(2)
Total	339	51	182	10	335	63

Reconciliation to Consolidated Totals:
Depreciation and amortization		(25)		(9)		(11)
Interest expense		(37)		(17)		(21)
Reorganization items, net		--		--		1,433
Consolidated Totals:
Net Sales	$339		$182		$335
Income (Loss) from Continuing Operations Before Income Taxes		$(11)		$(16)		$1,464

15.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in the basic and diluted earnings (loss) per share and reconciles weighted-average number of shares used in the basic earnings (loss) per share calculation to the weighted-average number of shares used to compute diluted earnings (loss) per share.

	Successor		Predecessor
	Three Months Ended March 31, 2009	One Month Ended March 31, 2008	Two Months Ended February 29, 2008
Consolidated Statement of Operations:
Income (Loss) from continuing operations	$(4)	$(16)	$1,250
Income (Loss) from discontinued operations, net of tax	(155)	(14)	204
Net income (loss) attributable to Solutia	$(159)	$(30)	$1,454

Weighted-average number of shares outstanding used for basic earnings (loss) per share	93.3	59.7	104.5
Non-vested restricted shares	--	--	--
Stock options	--	--	--
Warrants	--	--	--
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	93.3	59.7	104.5

Stock options, warrants to purchase common stock and non-vested restricted shares outstanding during the three months March 31, 2009 and one month ended March 31, 2008 were not included in the computation of earnings (loss) per share since the result would have been antidilutive.

16.  Subsequent Event

On May 5, 2009 $74 of senior unsecured term debt, due 2011, at a price of 95 percent of its original principal amount was issued by our 100% owned German subsidiary, Flexsys Verkauf GmbH (the “Senior Term Loan”).  Net proceeds, after incorporating the original issue discount and debt issuance fees, of $66, were used to pay down our Revolver.  The Senior Term Loan bears interest, at our option, at LIBOR with a floor of 3.50 percent plus 8.50 percent or the Alternative Base Rate, as defined, with a floor of 4.50 percent plus 7.50 percent.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, our ability to comply with the terms of our Financing Agreements, our ability to reduce our overall leveraged position, general economic, business and market conditions; our ability to complete the divesture of our Integrated Nylon business; customer acceptance of new products; raw material and energy costs or shortages; limited access to capital resources; currency and interest rate fluctuations; increased competitive and/or customer pressure; gain or loss of significant customers; compression of credit terms with suppliers; exposure to product liability and other litigation; changes in cost of environmental remediation obligations and other environmental liabilities; changes in accounting principles generally accepted in the U.S.; ability to implement cost reduction initiatives in a timely manner; geopolitical instability; and changes in pension and other postretirement assumptions.

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

Significant Developments and Strategic Actions

    On March 31, 2009, we entered into a definitive agreement to sell the Integrated Nylon business to an affiliate of S.K. Capital Partners II, L.P. (“Buyer”), a New York-based private equity firm.  At the closing of the sale, we will receive $50 million in cash, subject to adjustment for changes in working capital, and a two percent equity stake in a new company formed to hold substantially all of the assets and certain liabilities, including environmental remediation liabilities, and pension liabilities of active employees of our Integrated Nylon business.  We will also receive an additional $4 million of cash in four annual installments beginning on September 1, 2011.  Proceeds from the sale will be used to pay down debt under our $450 million senior secured asset-based revolving credit facility (“Revolver”).

    The sale of our Integrated Nylon business to the Buyer is subject to the satisfaction of a number of conditions precedent to closing, including the Buyer’s receipt of $75 million of debt financing and Buyer’s receipt of the equity financing proceeds from S.K. Capital Partners II, L.P.  The agreement may be terminated by either party if the closing has not occurred by June 30, 2009 subject to, under specified circumstances, a termination fee of $5 million.  Exit from the Integrated Nylon business will complete the transformation of Solutia into a pure-play performance materials and specialty chemicals company.

Combined Quarterly Financial Results of the Predecessor and Successor

    Our emergence from bankruptcy resulted in our adoption of fresh-start accounting on February 29, 2008.  In accordance with Generally Accepted Accounting Principles, the accompanying Consolidated Statements of Operations and Cash Flows presents the results of operations and the sources and uses of cash for (i) the two months ended February 29, 2008 of the Predecessor and (ii) the one month ended March 31, 2008 of the Successor.  However, for purposes of management’s discussion and analysis of the results of operations and the sources and uses of cash in this Form 10-Q, we have combined the prior year results of operations for the Predecessor and the Successor.  The results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the emergence from bankruptcy.  This combined presentation is being made solely to explain the changes in results of operations for the periods presented in the financial statements.  We then compare the combined results of operations and the sources and uses of cash for the three months ended March 31, 2008 with the corresponding period in the current year.

    We believe the combined results of operations for the three months ended March 31, 2008 provide management and investors with a more meaningful perspective on our financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner.

Summary Results of Operations

    In the first quarter 2009, we reported sales of $339 million, a 34 percent decrease as compared to $517 million reported in the first quarter 2008.  The decrease was driven by lower sales volumes and unfavorable currency exchange rate fluctuations, partially offset by higher selling prices.  Our first quarter 2009 gross profit of $81 million, a 33 percent decrease versus the same period in 2008, was impacted by lower net sales, as described above, lower asset utilization in all of our reporting segments and higher depreciation and amortization costs due to fresh-start accounting, partially offset by lower raw material and energy costs and lower incentive costs.  Our gross profit margin increased modestly to 23.9 percent in the first quarter of 2009 as compared to 23.2 percent for the same period in 2008 due to higher selling prices, lower raw material and energy costs and lower incentive costs.  Selling, general and administrative expenses were $50 million, or 15 percent of sales as compared to $64 million or 12 percent of net sales in the same period in 2008.  The increase in expense as a percentage of sales is due to $13 million of restructuring charges incurred in the first quarter 2009, higher share-based compensation expense, higher amortization expense on intangible assets recorded upon the adoption of fresh-start accounting, and lower net sales as described above, partially offset by a $16 million reduction in the 2008 annual incentive plan recognized in the first quarter 2009.

    We generated $70 million of cash from operations in the first quarter 2009 as compared to usage of $469 million in the same period in 2008.  The increase is primarily attributable to a lack of reorganization activities in 2009 which required a cash usage of $355 million, primarily to facilitate our emergence from bankruptcy.  The remaining increase of $184 million is due to lower payments on interest expense and our postretirement obligations, lower working capital requirements, lower payout of our employee annual incentive plan and management’s focus on monetizing the working capital balances of Integrated Nylon.

Outlook

    The sharp decline in demand across the global construction, automotive and industrial markets realized in the fourth quarter of 2008 continued in the first quarter of 2009.  Access to capital continues to be constrained for most businesses in all global markets which affects their ability to invest and effectively plan for the future.  With the exception of the most robust of markets, which includes China, most world economies expect 2009 GDP to contract or remain flat.  Although the Chinese market is the exception to this trend, GDP estimates for this economy have been significantly reduced.

    Approximately 70 percent of our sales are into the global automotive and construction industries.  Our current operating premise is that the automotive and construction industries, particularly the domestic and European markets, will continue to experience minimal or negative growth in 2009.  We expect lower volumes for the second and third quarters in 2009 versus comparable quarters of 2008.  We are expecting an increase in volumes in the fourth quarter of 2009, principally due to the low volumes we experienced in the fourth quarter of 2008.  We are premising modest volume recovery in the remaining quarters of 2009 versus first quarter results due to the completion of inventory de-stocking measures.

    We have taken immediate actions to mitigate some of the impact of a weakened demand profile including the freezing of all salary and wages to the extent allowable, significantly reducing the payment of our 2008 annual incentive plan, suspension of our 2009 annual incentive plan and suspension of the employer 401(k) match, reduction of capital expenditures to maintenance levels, closure or idling of certain lines and strict management of working capital.  All of these actions have enhanced both earnings and cash flow.  Furthermore, we have identified incremental and significant cost saving opportunities to further mitigate current events which will be executed throughout 2009.  Based on these actions and in spite of the lower expected volumes, we do expect to be able to experience modest margin expansion over 2008 actual results and expect to generate cash from continuing operations in 2009 in the range of $100 million to $150 million.  As noted above, we have reduced capital expenditures to maintenance levels, which results in a capital expenditure use of cash estimated to range between $40 million and $50 million for 2009.

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

Critical Accounting Policies and Estimates

    There were no changes in the three months ended March 31, 2009 with respect to our critical accounting policies, as presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2008 Form 10-K filed on February 19, 2009.

Results of Operations—First Quarter 2009 Compared with First Quarter 2008

Consolidated Results
	Successor	Combined
(dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)	% Increase (Decrease)
Net Sales	$339	$517	$(178)	(34)%

Operating Income:
Reportable Segment Profit	$76	$82	$(6)	(7)%
Unallocated and Other	(25)	(9)	(16)	(178)%
Less: Depreciation and Amortization	(25)	(20)
Less: Other (Income) Loss included in Segment Profit and Unallocated and Other	1	(2)

Operating Income	$27	$51	$(24)	(47)%
Net Gains (Charges) included in Operating Income	$1	$(21)

    The decrease in net sales as compared to the first quarter 2008 resulted from decreased sales volumes of $195 million or 38 percent and the effect of unfavorable exchange rate fluctuations of $14 million or 3 percent, partially offset by higher selling prices of $31 million or 6 percent.  Lower sales volumes were realized by all of our reporting segments due to the sharp decline in demand across the global construction, automotive and industrial markets related to the continued deterioration in the macro-economic environment which began in the fourth quarter of 2008. The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the prior year, due to our strong market positions in Europe by the Saflex and Technical Specialties reporting segments.  Higher selling prices were experienced across all reporting segments due to price increases initiated in the second quarter 2008 in response to an escalating raw material profile and, with respect to Technical Specialties, in conjunction with generally favorable supply/demand structure in certain specialty chemical markets.

    The decrease in operating income as compared to the first quarter 2008 resulted from lower net sales, as described above, and reduced plant utilization primarily in our Technical Specialties reporting segment, partially offset by higher net gains as further described below in the Summary of Events Affecting Comparability section, lower raw material and energy costs of approximately $6 million, actions to mitigate the impact of a weakened demand profile as described further in the Outlook section above, and higher depreciation and amortization due to fresh-start accounting.

Saflex
	Successor	Combined
(dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$133	$193	$(60)	(31)%

Segment Profit	$19	$18	$1	6%
Net Charges included in Segment Profit	$(5)	$(13)

    The decrease in net sales as compared to the first quarter 2008 was a result of lower sales volumes of $55 million or 28 percent, unfavorable currency exchange rate fluctuations of $8 million or 4 percent, partially offset by higher average selling prices of $3 million or 1 percent. Lower sales volumes were due to the sharp decline in demand across the global construction and automotive markets as described above.  The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening of the U.S. dollar in relation to the Euro in comparison to the first quarter 2008.  The increase in selling prices is related to our global price increase initiated in the second quarter 2008 on SAFLEX® plastic interlayer in response to higher raw material costs.

    The increase in segment profit in comparison to the first quarter 2008 resulted from lower net charges, lower raw material costs of $4 million, lower discretionary expenses particularly on actions described in the Outlook section above and reduced spending in research and development, substantially offset by lower net sales as described above.  Segment profit in the first quarter 2009 included (i) an $8 million charge related to the general corporate restructuring, (ii) a $7 million gain related to the reduction in the 2008 annual incentive plan  and (iii) a $4 million charge related to the announced cessation of production of SAFLEX® plastic interlayer at our facility in Trenton, Michigan (“Trenton Facility”).  Segment profit in the first quarter 2008 included charges of $12 million resulting primarily from the step-up in basis of our inventory in accordance with fresh-start accounting and $1 million of severance and retraining costs.

CPFilms
	Successor	Combined
(dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$34	$62	$(28)	(45)%

Segment Profit	$1	$12	$(11)	(92)%
Charges included in Segment Profit	$(1)	$(4)

    The decrease in net sales as compared to the first quarter 2008 resulted primarily from lower sales volumes of $28 million or 45 percent, and, to a lesser extent, unfavorable currency exchange rate fluctuations of $1 million or 2 percent, partially offset by higher average selling prices of $1 million or 2 percent. The decrease in sales volumes were experienced across all global markets due to the severe global economic downturn and its effect on the automotive, residential housing, and commercial construction markets.  Window films sales declined $16 million and sales of industrial products declined $11 million as compared to the same period in the prior year.  The decrease in sales volumes associated with window films was most pronounced in Russia, particularly in the automotive sector.   Lower sales of our industrial products, which include components sold to other window film manufacturers, declined at a more rapid rate than did CPFilms’ finished goods business suggesting a general weakness in category demand conditions and to a lesser extent destocking of those customers’ internal inventories.

    The decrease in segment results in comparison to the first quarter 2008 resulted primarily from decreased net sales as described above, partially offset by lower discretionary expenses particularly on items described further in the Outlook section above and lower raw material costs of $1 million.  Segment profit in the first quarter 2009 included a charge of $1 million related to the general corporate restructuring while segment profit in the first quarter 2008 included a charge of $4 million resulting from the step-up in basis of our inventory in accordance with fresh-start accounting.

Technical Specialties
	Successor	Combined
(dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$167	$252	$(85)	(34)%

Segment Profit	$56	$52	$4	8%
Net Gains (Charges) included in Segment Profit	$10	$(7)

    The decrease in net sales as compared to the first quarter 2008 resulted from lower sales volumes of $107 million or 43 percent and unfavorable currency exchange rate fluctuations of $5 million or 2 percent, partially offset by higher average selling prices of $27 million or 11 percent. The lower sales volumes have been experienced by all products within Technical Specialties due to the severe global economic downturn and the closure of the product lines at our Ruabon, Wales, United Kingdom manufacturing facility (the “Ruabon Facility”) during the third and fourth quarters of 2008. The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening U.S. dollar in relation to the Euro in comparison to the first quarter 2008.  Higher average selling prices were experienced primarily within CRYSTEX® insoluble sulphur, SANTOFLEX® antidegradants and THERMINOL® heat transfer fluids.  The increase in selling prices is related to our global price increases initiated in the second quarter 2008 in response to higher raw material costs across all products within Technical Specialties in addition to a favorable supply/demand profile in certain specialty chemical markets.

    The increase in segment profit in comparison to the first quarter 2008 resulted primarily from higher selling prices, higher net gains, favorable exchange rate fluctuations, actions to mitigate the impact of a weakened demand profile as described further in the Outlook section above and lower raw material costs, partially offset by lower sales volumes and lower asset utilization.  The favorable exchange rate fluctuation on segment profit is due to a higher percentage of our operating costs transacted in Euros than net sales in the same currency.  Segment profit in the first quarter 2009 included (i) a $12 million gain related to the reduction in the 2008 annual incentive plan, (ii) a $1 million charge related to the general corporate restructuring and (iii) a $1 million charge related to the closure of the Ruabon Facility.  Segment profit in the first quarter 2008 included a charge of $7 million resulting from the step-up in basis of our inventory in accordance with fresh-start accounting.

Unallocated and Other
	Successor	Combined
(dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)	% Increase (Decrease)

Components of Unallocated and Other
Other Operations Segment Loss	$(4)	$(1)
Corporate Expenses	(13)	(9)
Share-Based Compensation Expense	(5)	(1)
Other Unallocated Income (Expense), net	(3)	2
Unallocated and Other results	$(25)	$(9)	$(16)	(178)%
Net Gains (Charges) included in Unallocated and Other	$(3)	$3

    Unallocated and Other results decreased as compared to the first quarter 2008 due to lower net gains, higher losses on foreign currency, lower interest income and lower segment profit from other operations.  Included in the results of Unallocated and Other in the first quarter 2009 is (i) a charge of $7 million related to the general corporate restructuring with $5 million recorded in corporate expenses and $2 million recorded in other operations segment loss and (ii) a $4 million gain related to the reduction in the 2008 annual incentive plan.  In the first quarter 2008, a $3 million gain was recorded in corporate expenses related to joint settlements with Monsanto of legacy insurance policies with insolvent insurance carriers.  After consideration of the aforementioned items in 2009 and 2008, corporate expenses remained comparable to the first quarter 2008. Share-based compensation expense increased $4 million due to higher share-based compensation expense on management incentive and director stock compensation plans adopted upon our emergence from bankruptcy.  Other unallocated income (expense), net decreased by $5 million primarily due to higher losses on foreign currency and lower interest income.  After consideration of the charge recorded in 2009, other operations segment loss decreased by $1 million as compared to the first quarter 2008 due to the severe global economic downturn.

Interest Expense
	Successor	Combined
(dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$37	$38	$(1)	(3)%

    The decrease in interest expense as compared to the first quarter 2008 resulted principally from lower debt outstanding with lower interest rates in the first quarter 2009 than in 2008, substantially offset by mark-to-market losses related to interest rate swap agreements in the first quarter 2009 which were realized upon the discontinuance of hedge accounting.  Included in our debt to fund our emergence from Chapter 11 was a $400 million senior unsecured bridge facility (“Bridge”), which was subsequently repaid late in the third quarter 2008.  The repayment of the Bridge resulted in lower debt outstanding in the first quarter 2009.  In addition, the interest rate on the Bridge was 15.50 percent and the repayment allowed our weighted average interest rate to decrease from 9.5 percent at March 31, 2008 to 7.9 percent at March 31, 2009.  In February 2009, we discontinued hedge accounting on our interest rate swap agreements related to our $1.2 billion senior secured term loan facility (“Term Loan”).  The mark-to-market loss on interest rate swap agreements in the first quarter 2009 was $5 million.  As interest rates fluctuate, mark-to-market gains or losses, which do not affect cash flow, will be recognized in interest expense.  These gains or losses may create volatility in our Consolidated Statement of Operations.

Reorganization Items, net
	Successor	Combined
(dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)	% Increase (Decrease)

Reorganization Items, net	$--	$1,433	$(1,433)	N.M.

    Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we were in reorganization under Chapter 11 of the U.S. Bankruptcy Code.  We did not record any charges in reorganization items in the first quarter 2009 due to our emergence from Chapter 11 on February 28, 2008.

Income Tax Expense
	Successor	Combined
(dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense (Benefit)	$(7)	$214	$(221)	(103)%

    Our tax expense or benefit is affected by changes in unrecognized tax benefits and the mix of income and losses in the tax jurisdictions in which we operate.  In the first quarter of 2009, we recognized a previously unrecognized tax benefit of $10 million due to developments in case law changing the technical merits of a tax position.  This benefit was partially offset by income tax expense almost entirely attributable to income in continuing operations outside the U.S.  In the first quarter 2008, $202 million of the income tax expense was attributable to our emergence from bankruptcy and the effect of adopting fresh-start accounting. The remaining amount in the first quarter 2008 is almost entirely attributable to income on continuing operations outside the U.S.

Discontinued Operations
	Successor	Combined
(dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)	% Increase (Decrease)

Integrated Nylon business	$(157)	$190
Other	2	--
Income (Loss) from Discontinued Operations, net of tax	$(155)	$190	$(345)	(182)%
Reorganization items included in income (loss) from discontinued operations	$--	$212

    Income from discontinued operations consists of the results of our Integrated Nylon and other previously divested businesses.

    The decrease in the results of Integrated Nylon as compared to the first quarter 2008 is due to a $31 million charge, net of tax, to write down the carrying value of long-lived assets to zero, a $70 million charge to record a valuation allowance equal to the excess of the carrying value over the fair value of the business, the implementation of fresh-start accounting as a result of our emergence from bankruptcy, lower sales volumes, lower selling prices and lower asset utilization, partially offset by lower raw material costs.  The reorganization items included in the results of Integrated Nylon included primarily the elimination of the LIFO reserve of $204 million and the step-up in basis of the inventory of $7 million.

    We have been named as a defendant in two adversary proceedings in the Chapter 11 bankruptcy proceedings of Lyondell Chemical Company (“Lyondell”), a significant supplier of propylene for our Integrated Nylon business and a guest at our Alvin, Texas plant under a utilities and services agreement and a lease agreement, each of which expires in December 2010.  First, Equistar Chemicals, LP (“Equistar”), a subsidiary of Lyondell, filed suit alleging that we breached a propylene sales contract and an ethanol contract between the parties by failing to pay our invoices.  Equistar claims damages in the amount of $29 million on the propylene contract and $1 million on the ethanol contract.  Second, Millennium Petrochemicals Inc. (“Millennium”), another Lyondell subsidiary, filed suit against us and our subsidiary, Solutia Europe SPRL/BVBA, alleging breach of vinyl acetate monomer sales contracts for our alleged failure to pay our invoices.  Millennium claims damages in the amount of $2 million.  We have denied the claims in the Equistar case and will deny the claims in the Millennium case when we file our answer.  Additionally, we have alleged that the Lyondell entities owe an offset to us for damages associated with the rejection of other contracts with us in an amount that equals or exceeds the alleged damages claimed in the two adversary proceedings.

Summary of Events Affecting Comparability

Charges and gains recorded in the three months ended March 31, 2009 and 2008 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2009 Events
Increase/(Decrease)	Saflex	CPFilms	Technical Specialties	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$(2)	$--	$(3)	$(1)	$(6)	(a)
	1	1	--	1	3	(b)
	4	--	--	--	4	(c)
	--	--	1	--	1	(d)
Selling, general and administrative expenses	(4)	--	(9)	(3)	(16)	(a)
	6	--	1	6	13	(b)
Research, development and other operating expenses, net	(1)	--	--		(1)	(a)
	1	--	--	--	1	(b)
Operating Income Impact	(5)	(1)	10	(3)	1

Pre-tax Income Statement Impact	$(5)	$(1)	$10	$(3)	1
Income tax impact					--	(e)
After-tax Income Statement Impact					$1

(a)	Gain related to the reduction in the 2008 annual incentive plan ($23 million pre-tax and $20 million after-tax).
(b)	Severance and retraining costs related to the general corporate restructuring ($17 million pre-tax and $14 million after-tax).
(c)	Charges related to the announced closure of the SAFLEX® plastic interlayer production line at the Trenton Facility ($4 million pre-tax and after-tax).
(d)	Charges related to the announced closure of the Ruabon Facility ($1 million pre-tax and after-tax).
(e)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2008 Events
Increase/(Decrease)	Saflex	CPFilms	Technical Specialties	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$12	$4	$7	$--	23	(a)
	--	--	--	(3)	(3)	(b)
	1	--	--	--	1	(c)
Operating Income Impact	(13)	(4)	(7)	3	(21)

Reorganization Items, net	--	--	--	1,433	1,433	(d)
Pre-tax Income Statement Impact	$(13)	$(4)	$(7)	$1,436	1,412
Income tax impact					202	(e)
After-tax Income Statement Impact					$1,210

(a)	Charges resulting from the step-up in basis of our inventory in accordance with fresh-start accounting ($23 million pre and post-tax).
(b)	Gain resulting from settlements of legacy insurance policies with insolvent insurance carriers ($3 million pre-tax and after-tax).
(c)	Restructuring costs related principally to severance and retraining costs ($1 million pre-tax and after-tax).
(d)
Reorganization items, net consist of the following:  $104 million charge on the settlement of liabilities subject to compromise, $1,589 million gain from fresh-start accounting adjustments, and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings ($1,433 million pre-tax and $1,231 million after-tax).

(e)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Financial Condition and Liquidity

    As of March 31, 2009, our total liquidity was $163 million which was comprised of $128 million in availability under our Revolver and $35 million in cash.  Our Revolver is limited to the lesser of $450 million or the amount of the borrowing base, as defined, but generally calculated as a percentage of allowable inventory and trade receivables.  As of March 31, 2009, our borrowing base was $340 million.  Availability was reduced by outstanding borrowings and letters of credit, which were $137 million and $75 million, respectively, at March 31, 2009.  As discussed in Note 3 – Discontinued Operations – to the accompanying consolidated financial statements, we expect to complete our divestiture of the Integrated Nylon business, which includes the sale of related inventory and trade receivables, in the second quarter of 2009.  One effect of this transaction will be a reduction to our existing borrowing base which will be partially offset by proceeds of the divestiture and release of approximately $25 million in required letters of credit.  On May 5, 2009 $74 million of senior unsecured term debt, due 2011, at a price of 95 percent of its original principal amount was issued by our 100% owned German subsidiary Flexsys Verkauf GmbH.  Net proceeds, after incorporating the original issue discount and debt issuance fees, of $66 million were used to pay down our Revolver.

    We continue to have a significant focus on preserving and increasing our liquidity and cash position.  To this end, certain actions identified previously in the Outlook section of Management’s Discussion and Analysis are expected to maintain or enhance our liquidity.  For the remainder of 2009, our anticipated use of cash includes fulfillment of our financial, pension, environmental, restructuring and tax obligations, in addition to certain capital expenditures necessary to satisfy our maintenance and safety requirements.  We have reduced capital expenditures to maintenance levels, which results in a capital expenditure use of cash estimated to range between $40 million and $50 million for 2009.  To the extent required to fund certain seasonal demands of our operations, an additional use of cash may be to fund working capital although management has instituted significant monitoring procedures and, as a result, expects this use of cash to be minimal.  Other sources of liquidity may include additional lines of credit, financing other assets, customer receivables and/or asset sales, all of which are allowable, with certain limitations, under our existing credit agreements.

    In summary, we expect that our cash on hand, coupled with future cash flows from operations and other sources of liquidity, including our Revolver, will provide sufficient liquidity to allow us to meet our projected cash requirements.  However, common with other companies with similar exposure to global economic and financial events, one or more financial institutions may cease to be able to fulfill their funding obligations and we may not be able to access substitute capital.  Also, we may experience a continued decline in the demand for our products, which could further impact our ability to generate cash from operations.

Debt Covenants

    Our Term Loan and Revolver (“Financing Agreements”) include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt.  The financial covenants for all measurement periods for the year ended December 31, 2009 are (i) Leverage Ratio:  limitation of maximum leverage ratio comprised of gross debt to trailing twelve-month continuing operations Adjusted EBITDA or earnings from continuing operations before interest, income taxes, depreciation and amortization, reorganization items, non-cash share-based compensation expense and unusual gains and charges (as that term is defined in the Financing Agreements); (ii) Fixed Charge Ratio:  maintenance of a minimum fixed charge coverage ratio comprised of trailing twelve-month (“TTM”) continuing operations Adjusted EBITDA, as reduced by TTM continuing operations capital expenditures, to Fixed Charges (as defined in the Financing Agreements, as the sum of cash interest expense, net, TTM cash income taxes and annualized debt amortization under our Term Loan) ratio; and iii) Maximum Capital Expenditures.  Below is a summary of our actual performance under these financial covenants as of March 31, 2009 along with a summary of the contractually agreed to financial covenants for each of the three remaining measurement periods in 2009.

	March 31, 2009		June 30, 2009	September 30, 2009	December 31, 2009
	Actual	Covenant	Covenant	Covenant	Covenant

Max Leverage Ratio	3.57	4.75	4.50	4.25	4.25
Min Fixed Charge Ratio	1.64	1.15	1.15	1.15	1.15
Max Capital Expenditures	n.a	n.a.	n.a.	n.a.	$252

    As the above table indicates, the Leverage Ratio covenant reduces to 4.25 by the end of the third quarter 2009 and the Fixed Charge Ratio covenant remains consistent throughout 2009 at 1.15.  We are projecting a reduction in our TTM Adjusted EBITDA (as that term is defined in the Financing Agreements) in the second and third quarters of 2009 due primarily to lower volumes.  This expectation in actual results, combined with the scheduled reduction in the Leverage Ratio covenant noted above, will result in reduced cushion in actual performance versus the required covenants for the remaining quarters of 2009.

Cash Flows - Continuing Operations

    Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Successor	Combined
Cash Flow Summary – Continuing Operations (dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)
Cash provided by (used in) operating activities before reorganization items	$30	(36)	66
Cash used in reorganization activities	-	(355)	355
Cash provided by (used in) operating activities	30	(391)	421
Cash used in investing activities	(15)	(18)	3
Cash provided by (used in) financing activities	(47)	401	(448)
Net change in cash for period attributable to continuing operations	$(32)	$(8)	$(24)

    Operating activities:  Cash provided by operating activities was $30 million for the first three months of 2009, a $421 million increase as compared to the $391 million used in operations for the comparable period in 2008.  The increase is primarily attributable to a lack of reorganization activities in 2009 which required a cash usage of $355 million in 2008, primarily to facilitate our emergence from bankruptcy.  Cash provided by operating activities before reorganization items increased $66 million as compared to the $36 million used in operations for the comparable period in 2008 despite lower earnings.  This increase was due to lower payments on interest expense and our postretirement obligations, lower working capital requirements and no payments on our employee annual incentive plan in the first quarter of 2009.   Required contributions to our U.S. pension plans, which can fluctuate based upon minimum funding requirements, decreased $11 million in 2009 and payments on our U.S. other postretirement obligations were $10 million lower in 2009.  The lower payments on other postretirement obligations was due to reimbursement to us by a fund established at our emergence from bankruptcy restricted to pay certain liabilities assumed by us upon our spinoff from Pharmacia (“Legacy Liabilities”) in addition to lower cash requirements on other postretirement obligations which are not included within the definition of Legacy Liabilities.  The reduction in other postretirement obligation payments is expected to continue indefinitely as the balance remaining in this restricted fund at December 31, 2008, attributable to pre-spin other post retirement obligations, is $171 million, which effectively defeases the corresponding Legacy Liability.  We will, however, continue to remain liable for payments on other postretirement obligations which are not included within the definition of Legacy Liabilities.

Investing activities:  Cash used in investing activities decreased $3 million for the first three months in 2009 compared to the comparable period in 2008 due to the cessation of the majority of growth related projects in the fourth quarter of 2008 in reaction to the global economic slowdown.

Financing activities:  Cash used in financing activities was $47 million for the first three months in 2009, compared with $401 million of cash provided by financing activities in 2008.   During the first quarter 2009 we repaid $43 million of borrowings on our Revolver and paid our quarterly installment of $3 million on our Term Loan.  On February 28, 2008, as more fully described in Note 1 – Background and Basis of Presentation – in the accompanying consolidated financial statements, we emerged from bankruptcy.  This event required a complete recapitalization of our debt and equity structure and, after repayment of all debt obligations outstanding at that time, resulted in net proceeds of $351 million.  Of this amount, $250 million was used to establish certain funds restricted for future payments related to Legacy Liabilities and the remainder was used to pay certain secured and administrative claims and to provide additional liquidity for operations.

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

	Successor	Successor
Working Capital – Continuing Operations (dollars in millions)	March 31, 2009	December 31, 2008	Increase (Decrease)

Cash and cash equivalents	$35	$32
Trade receivables, net	194	227
Inventories	310	341
Other current assets	166	195
Total current assets	$705	$795

Accounts payable	$119	$170
Accrued liabilities	243	259
Short-term debt, including current maturities of long-term debt	39	37
Total current liabilities	$401	$466

Working Capital	$304	$329	$ (25)

Our working capital used for continuing operations decreased $25 million primarily as a result of the reduced working capital requirements on lower net sales in conjunction with strict management of required balances, and the effects of a stronger U.S. dollar versus relevant currencies, partially offset by the $23 million reduction in the 2008 annual incentive plan liability.

    From time to time, beginning with the month subsequent to our emergence from bankruptcy, we sell trade receivables without recourse to third parties.  In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities as amended by SFAS No. 156, Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140, trade receivables were removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $9 million and $20 million at March 31, 2009 and December 31, 2008, respectively.  The average monthly amounts of trade receivables sold were $13 million for the three months ended March 31, 2009.  Discounts (losses) on sales of trade receivables were less than $1 million.  These losses primarily represented the costs of funds and were included as a reduction in operating income.

Cash Flows - Discontinued Operations
	Successor	Combined
Cash Flow Summary – Discontinued Operations (dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)
Cash provided by (used in) operating activities	$40	$(78)	$118
Cash used in investing activities	(5)	(16)	11
Net change in cash for period attributable to discontinued operations	$35	$(94)	$129

    Cash used in operating activities for discontinued operations increased $118 million despite lower earnings from our Integrated Nylon business, as discussed in the “Results of Operations – Discontinued Operations,” due to management’s focus on monetizing the working capital balances historically required by this business.  Cash used in investing activities decreased $11 million due to a reduction in capital expenditures to a level required to support maintenance and safety projects only, consistent with management’s decision to discontinue operations associated with this asset group.

Pension Funding

    According to current IRS funding rules, we will make contributions to our Solutia and Solutia Union Pension Plans of approximately $26 million in 2009.  Approximately $4 million of these required contributions were made in the three months ended March 31, 2009.  We also expect to fund approximately $10 million in pension contributions to our foreign pension plans in 2009.  Actual contributions to the plans may differ as a result of a variety of factors, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and whether we choose to contribute our common stock rather than cash to the plans.

Contingencies

See Note 9 to the accompanying consolidated financial statements for a summary of our contingencies as of March 31, 2009.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the three months ended March 31, 2009 that affect the disclosures presented in the information appearing under “Financial instruments and Risk Management” as presented in our 2008 Form 10-K.

Item 4.  CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in timely accumulating and communicating them to material information relating to us and our consolidated subsidiaries that is required to be included in our periodic SEC filings.  The Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that we record, process, summarize, and report the required disclosure information within the specified time periods.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this item is incorporated herein by reference to Note 9 included in Part I, Item 1. Financial Statements (unaudited) – Notes to Consolidated Financial Statements.  Also please refer to Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.  RISK FACTORS

    You should consider carefully all of the information set forth in this report and, in particular, the risk factors described below and those described in our Annual Report on Form 10-K for the year ended December 31, 2008 and certain of our other filings with the SEC. Those risks being described below, elsewhere in this report on Form 10-Q and our other SEC filings are not the only ones we face, but are considered to be the most material. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Continued Extreme Disruption in Global Financial Markets and Sustained Weakening in our Markets Could Significantly Impact our Results of Operations, Liquidity and Long Term Anticipated Growth Rate

    The global economy is currently in a pronounced economic downturn. As widely reported, markets in the United States, Europe and Asia have been experiencing extreme disruption, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, extreme fluctuations in commodity prices, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability.  Although governments around the world are enacting various economic stimulus programs, there can be no assurance as to the timing or effectiveness of such programs.  The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products, our ability to procure necessary raw materials from suppliers, our ability to secure credit from our suppliers at terms granted to us historically and our ability to collect from our customers amounts due on trade receivables at terms previously experienced by us.  While we are not a direct Tier 1 supplier to domestic automotive manufacturers, many of our customers are.  A bankruptcy filing by one or more domestic automotive manufacturer could impact our ability to collect accounts receivable from customers who are Tier 1 suppliers.  Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending that impact the construction, home furnishings, automotive, rubber chemicals and aviation and transportation markets.  The weakening of these markets, if not temporary, could significantly impact our results of operations, our liquidity and our long-term anticipated growth rate.  Further, stemming from our  emergence from bankruptcy in early 2008, the carrying amount of our goodwill and intangible assets was established at fair value as of February 28, 2008 and therefore is more susceptible to impairment if business operation results and/or macroeconomic conditions deteriorate.  Impairment charges, if any, could be material to our results of operations.  We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.  However, if macroeconomic conditions continue to worsen, it is possible these factors could result in a decline in our future profitability and cash from operating activities.

We May Not Be Able to Complete the Sale of Our Integrated Nylon Business

    The sale of our Integrated Nylon business to a subsidiary of SK Capital is subject to the satisfaction of a number of conditions precedent to closing.  It is not certain that all of these conditions will be satisfied, and the transaction may not occur.  The transaction may also be terminated by us or the buyer if closing has not occurred by June 30, 2009.  If we are not able to complete the proposed transaction with SK Capital and its subsidiary, we may be unable to find a third party willing to engage in a similar transaction on terms as favorable as the current transaction, or at all.

    If we are unable to sell our Integrated Nylon business, we would either restructure and operate some or all of the existing assets, or we may close the business.  Such alternatives to selling the Integrated Nylon business could divert management, operational and financial resources from the conduct of our business.  Further, these actions could require additional costs, impact our liquidity profile and could adversely affect our ability to satisfy the financial covenants of our credit facilities in the near term.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c ) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	5,089	$4.18	0	$0
February 1-28, 2009	104,023	$3.75	0	$0
March 1-31, 2009	0	$0.00	0	$0
Total	109,112	$3.77	0	$0

(1)	Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.
(2)
Average price paid per share reflects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

ITEM 5.  OTHER INFORMATION

    On May 5, 2009, our 100% owned German subsidiary, Flexsys Verkauf GmbH,  as borrower (the “Borrower”), and Flexsys Verwaltungs- und Beteiligungsgesellschaft mbH, as guarantor (the “Guarantor”), entered into a credit agreement (the “Senior Unsecured Loan Agreement”) with the lenders named therein and Jefferies Finance LLC, as sole lead arranger, sole bookrunner and administrative agent.  The Senior Unsecured Term Loan Agreement is a two-year senior unsecured term loan facility in an aggregate principal amount equal to $74.0 million (the “Senior Unsecured Term Loan”).  The Senior Unsecured Term Loan was issued at a price of 95% of the principal amount.

    We used the net proceeds from the Senior Unsecured Term Loan to reduce our outstanding balance on our revolving credit facility.

    Borrowings under the Senior Unsecured Term Loan Agreement bear interest at the Borrower’s election at a rate per annum equal to: (i) the alternate base rate (with a floor of 4.50%) plus 7.50% or (ii) adjusted LIBO rate (with a floor of 3.50%) plus 8.50%.

    Optional prepayments of borrowings under the Senior Unsecured Term Loan Agreement will be permitted at any time, without premium or penalty.  The Senior Unsecured Term Loan Agreement requires pre-payments with the net proceeds of sales of equity interests, debt incurrence and disposition of assets by the Borrower or its subsidiaries.

    The Senior Unsecured Term Loan Agreement requires that the Borrower be in compliance with certain financial covenants.  The Senior Unsecured Term Loan includes affirmative and negative covenants as are customary for facilities and transactions of its type.  The facility also includes events of default including upon nonpayment of principal when due, nonpayment of interest, fees or other amounts when due, inaccuracy of representations and warranties in any material respect, violation of covenants, cross-defaults, bankruptcy and insolvency events, material judgments, actual or asserted invalidity or impairment of guarantees or certain other Senior Unsecured Loan Agreement documents; and a change of control.

    The foregoing description of the Senior Unsecured Term Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such document, a copy of which is attached as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.

    Mr. Kent Davies, Senior Vice President and President of CPFilms left the Company effective May 1, 2009.

ITEM 6.  EXHIBITS

    See the Exhibit Index at page 36 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC.
(Registrant)

/s/ TIMOTHY J. SPIHLMAN
(Vice President and Controller)
(On behalf of the Registrant and as
Principal Accounting Officer)

Dated: May 7, 2009

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
10.1
Transaction Agreement, dated as of March 31, 2009, by and between Solutia Inc., NyCo LLC, SK Capital Partners II, L.P. and SK Titan Holdings LLC (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed on April 1, 2009

10.2
Credit Agreement, dated as of May 5, 2009, among Flexsys Verkauf Gmbh, as Borrower, Flexsys Verwaltungs- Und Beteiligungsgesellschaft Mbh, as Holdings Guarantor, the lender parties thereto, and Jefferies Finance LLC, as Sole Lead Arranger, Sole Bookrunner and Administrative Agent

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