Form 10-Q
period 2009-07-28
SOLUTIA INC
filed 2009-07-29
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ___    No    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer   X                                               Accelerated Filer
Non-Accelerated Filer                                                        Small Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by Court.  X  Yes     ___No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at June 30, 2009
Common Stock, $0.01 par value	119,029,005 shares

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Successor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Net Sales	$410	$577
Cost of goods sold	288	476
Gross Profit	122	101
Selling, general and administrative expenses	54	67
Research, development and other operating expenses, net	2	(1)
Operating Income	66	35
Interest expense	(30)	(48)
Other income (loss), net	(1)	10
Income (Loss) from Continuing Operations Before Income Tax Expense	35	(3)
Income tax expense	10	--
Income (Loss) from Continuing Operations	25	(3)
Loss from Discontinued Operations, net of tax	(14)	(10)
Net Income (Loss)	11	(13)
Net Income attributable to noncontrolling interest	1	3
Net Income (Loss) attributable to Solutia	$10	$(16)

Basic and Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations attributable to Solutia	$0.25	$(0.10)
Loss from Discontinued Operations	(0.15)	(0.17)
Net Income (Loss) attributable to Solutia	$0.10	$(0.27)

SOLUTIA INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)
	Successor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Net Income (Loss)	$11	$(13)
Other Comprehensive Income (Loss):
Currency translation adjustments	56	(1)
Pension settlement	20	--
Unrealized gain on derivative instruments	--	5
Comprehensive Income (Loss)	87	(9)
Comprehensive Income attributable to noncontrolling interest	1	3
Comprehensive Income (Loss) attributable to Solutia	$86	$(12)

See accompanying Notes to Consolidated Financial Statements

.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2009	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008

Net Sales	$749	$759	$335
Cost of goods sold	546	632	241
Gross Profit	203	127	94
Selling, general and administrative expenses	104	89	42
Research, development and other operating expenses, net	6	1	3
Operating Income	93	37	49
Interest expense (a)	(67)	(65)	(21)
Other income (loss), net	(2)	9	3
Reorganization items, net	--	--	1,433
Income (Loss) from Continuing Operations Before Income Tax Expense	24	(19)	1,464
Income tax expense	3	--	214
Income (Loss) from Continuing Operations	21	(19)	1,250
Income (Loss) from Discontinued Operations, net of tax	(169)	(24)	204
Net Income (Loss)	(148)	(43)	1,454
Net Income attributable to noncontrolling interest	1	3	--
Net Income (Loss) attributable to Solutia	$(149)	$(46)	$1,454

Basic and Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations attributable to Solutia	$0.21	$(0.37)	$11.96
Income (Loss) from Discontinued Operations	(1.79)	(0.40)	1.95
Net Income (Loss) attributable to Solutia	$(1.58)	$(0.77)	$13.91

(a)	Predecessor excludes unrecorded contractual interest expense of $5 in the two months ended February 29, 2008.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2009	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008

Net Income (Loss)	$(148)	$(43)	$1,454
Other Comprehensive Income (Loss):
Currency translation adjustments	19	22	32
Unrealized gain on derivative instruments	4	4	--
Pension settlement	20	--	--
Amortization of prior service gain	--	--	(3)
Amortization of net actuarial loss	2	--	2
Actuarial loss arising during the two months ended February 29, 2008, net of tax of $2	--	--	(64)
Prior service gain arising during the two months ended February 29, 2008	--	--	109
Fresh-start accounting adjustment	--	--	(30)
Comprehensive Income (Loss)	(103)	(17)	1,500
Comprehensive Income attributable to non-controlling interest	1	3	--
Comprehensive Income (Loss) attributable to Solutia	$(104)	$(20)	$1,500

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	Successor
	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$83	$32
Trade receivables, net of allowances of $0 in 2009 and 2008	232	227
Miscellaneous receivables	81	110
Inventories	284	341
Prepaid expenses and other assets	72	85
Assets of discontinued operations	5	490
Total Current Assets	757	1,285
Property, Plant and Equipment, net of accumulated depreciation of $92 in 2009 and $56 in 2008	932	952
Goodwill	511	511
Identified Intangible Assets, net	816	823
Other Assets	158	163
Total Assets	$3,174	$3,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$136	$170
Accrued liabilities	218	259
Short-term debt, including current portion of long-term debt	21	37
Liabilities of discontinued operations	65	302
Total Current Liabilities	440	768
Long-Term Debt	1,170	1,359
Postretirement Liabilities	452	465
Environmental Remediation Liabilities	267	279
Deferred Tax Liabilities	182	202
Other Liabilities	111	132

Commitments and Contingencies (Note 9)

Shareholders’ Equity :
Common stock at $0.01 par value; (500,000,000 shares authorized, 119,383,453 and 94,392,772 shares issued in 2009 and 2008, respectively)	1	1
Additional contributed capital	1,604	1,474
Treasury shares, at cost (354,448 in 2009 and 77,132 in 2008)	(2)	--
Accumulated other comprehensive loss	(241)	(286)
Accumulated deficit	(817)	(668)
Total Shareholders’ Equity attributable to Solutia	545	521
Equity attributable to noncontrolling interest	7	8
Total Shareholders’ Equity	552	529
Total Liabilities and Shareholders’ Equity	$3,174	$3,734

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Dollars in millions)
(Unaudited)
	Successor	Successor	Predecessor
	Six Months Ended June 30, 2009	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net income (loss)	$(148)	$(43)	$1,454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Net Income attributable to noncontrolling interest	(1)	(3)	--
(Income) Loss from discontinued operations, net of tax	169	24	(204)
Depreciation and amortization	51	36	11
Revaluation of assets and liabilities, net of tax	--	--	(1,383)
Discharge of claims and liabilities, net of tax	--	--	100
Other reorganization items, net	--	--	52
Pension obligation related expense less than contributions	(11)	(10)	(18)
Other postretirement benefit obligation related expense less than contributions	(5)	--	(6)
Deferred income taxes	(9)	(8)	5
Amortization of deferred debt issuance costs	10	6	1
Gain on sale of assets	--	(5)	--
Other charges (gains) including restructuring expenses	9	64	(2)
Changes in assets and liabilities:
Income taxes payable	3	8	5
Trade receivables	(5)	(17)	(24)
Inventories	56	(25)	(34)
Accounts payable	(21)	21	31
Environmental remediation liabilities	(8)	(1)	(1)
Restricted cash for environmental remediation and other legacy payments	10	--	--
Other assets and liabilities	(11)	3	(3)
Cash Provided by (Used in) Continuing Operations before Reorganization Activities	89	50	(16)
Reorganization Activities:
Establishment of VEBA retiree trust	--	--	(175)
Establishment of restricted cash for environmental remediation and other legacy payments	--	--	(46)
Payment for allowed secured and administrative claims	--	--	(79)
Professional service fees	--	(27)	(31)
Other reorganization and emergence related payments	--	--	(17)
Cash Used in Reorganization Activities	--	(27)	(348)
Cash Provided by (Used in) Operations – Continuing Operations	89	23	(364)
Cash Provided by (Used in) Operations – Discontinued Operations	59	(48)	(48)
Cash Provided by (Used in) Operations	148	(25)	(412)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(23)	(25)	(15)
Acquisition and investment payments	(1)	(1)	--
Investment proceeds and property disposals	1	47	--
Cash Provided by (Used in) Investing Activities – Continuing Operations	(23)	21	(15)
Cash Provided by (Used in) Investing Activities – Discontinued Operations	21	(20)	(14)
Cash Provided by (Used in) Investing Activities	(2)	1	(29)

FINANCING ACTIVITIES:
Net change in lines of credit	(14)	23	--
Proceeds from long-term debt obligations	70	--	1,600
Net change in long-term revolving credit facilities	(181)	(8)	190
Proceeds from stock issuances	119	--	250
Proceeds from short-term debt obligations	11	--	--
Payment of short-term debt obligations	(13)	--	(966)
Payment of long-term debt obligations	(80)	(26)	(366)
Payment of debt obligations subject to compromise	--	--	(221)
Debt issuance costs	(4)	(1)	(136)
Purchase of treasury shares	(1)	--	--
Other, net	(2)	--	--
Cash Provided by (Used in) Financing Activities	(95)	(12)	351

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51	(36)	(90)
CASH AND CASH EQUIVALENTS:
Beginning of period	32	83	173
End of period	$83	$47	$83

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$61	$48	$43
Cash payments for income taxes, net of refunds	3	6	4

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Dollars in millions)

	Equity attributable to Solutia
	Common Stock	Additional Contributed Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Equity Attributable to Noncontrolling Interest	Total Shareholders’ Equity
Beginning Balance – January 1, 2009	$1	$1,474	$--	$(286)	$(668)	$8	$529
Comprehensive income:
Net loss	--	--	--	--	(159)	--	(159)
Currency translation adjustments	--	--	--	(37)	--	--	(37)
Unrealized gain on derivative instruments	--	--	--	4	--	--	4
Amortization of net actuarial loss	--	--	--	2	--	--	2
Dividends attributable to noncontrolling interest	--	--	--	--	--	(2)	(2)
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	6	--	--	--	--	6
Ending Balance – March 31, 2009	1	1,480	(1)	(317)	(827)	6	342
Comprehensive income:
Net income	--	--	--	--	10	1	11
Currency translation adjustments	--	--	--	56	--	--	56
Pension settlement	--	--	--	20	--	--	20
Issuance of common stock	--	119	--	--	--	--	119
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	5	--	--	--	--	5
Ending Balance – June 30, 2009	$1	$1,604	$(2)	$(241)	$(817)	$7	$552

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Background and Basis for Presentation

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we”, “us”, and “our” in this report refer to Solutia Inc. and its subsidiaries.  The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, this Report on Form 10-Q should be read in conjunction with Solutia’s Report on Form 10-K for the fiscal year ended December 31, 2008, as re-casted July 27, 2009 on Form 8-K to reflect (i) our retrospective application of the presentation of noncontrolling interests as provided by Statement of Financial Accounting Standards (“SFAS”) No. 160,  Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”), which was adopted by us on January 1, 2009, and (ii) presentation of our Integrated Nylon business as discontinued operations in accordance with the terms of the definitive sale agreement between us and an affiliate of S.K. Capital Partners II, L.P. (“Buyer”), a New York-based private equity firm.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.  Financial information for the first six months of fiscal year 2009 should not be annualized because of the seasonality of our business.

On December 17, 2003, we and our 14 U.S. subsidiaries filed voluntary petitions for Chapter 11 protection (the “Chapter 11 Case”).  Our subsidiaries outside the U.S. were not included in the Chapter 11 filing.  The filing was made to restructure our balance sheet, to streamline operations and to reduce costs, in order to allow us to continue operations as a viable going concern.  On February 28, 2008 (the “Effective Date”), we consummated our reorganization under Chapter 11 of the U.S. Bankruptcy Code and emerged from bankruptcy pursuant to our Fifth Amended Joint Plan of Reorganization which was confirmed by the U.S. Bankruptcy Court for the Southern District of New York on November 29, 2007 (the “Plan”).

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

2.  Recently Issued and Adopted Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162 (“SFAS No. 168”).  This standard will serve as the sole source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification changes the referencing of financial standards but is not intended to change generally accepted accounting principles in the U.S. (“U.S. GAAP”).  This standard is effective for interim or annual financial periods ending after September 15, 2009. Since SFAS No. 168 does not alter existing U.S. GAAP, we do not expect it to have any impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This statement is effective for interim and annual periods ending after June 15, 2009 and accordingly, we adopted this guidance effective April 1, 2009. See Note 17 – Subsequent Events for the significant events that occurred between the balance sheet date and the date the financial statements were available to be filed, July 24, 2009.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”) and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require entities to disclose the fair value of all financial instruments within the scope of SFAS No. 107 in all interim financial statements.  FSP FAS 107-1 also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  Previously, these disclosures were required only in annual financial statements.  FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 did not have any financial impact on our consolidated financial statements and the interim disclosures can be found at Note 11 – Fair Value of Financial Instruments.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires enhanced disclosures about a company’s derivative instruments and hedging activities. The adoption of SFAS No. 161 on January 1, 2009 did not have any financial impact on our consolidated financial statements and the additional disclosures can be found at Note 10 – Derivatives and Risk Management.

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

In December 2007, the FASB issued SFAS No. 160, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary through the use of disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  We have retrospectively adopted this guidance effective January 1, 2009 and as a result, have reclassified our noncontrolling interest in a joint venture for prior periods on the Consolidated Statement of Financial Position from Other Liabilities to a separate line item in the equity section.  The income attributable to the noncontrolling interest was also reclassified from Other Income, net on the Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income (Loss) to a separate line item.

3.  Discontinued Operations

    On June 1, 2009, we sold substantially all the assets and certain liabilities, including environmental remediation liabilities and pension liabilities of active employees, of our Integrated Nylon business to the Buyer.  We realized a loss of $76 on this transaction, of which, $70 was reserved in the first quarter 2009 as described in the following paragraph.

During the first quarter of 2009, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets held for sale with a carrying amount of $48 were written down to their fair value of zero, resulting in a $31 loss, net of tax, which was included in income (loss) from discontinued operations, net of tax.  The fair value of these long-lived assets was developed using the sales agreement, which is a Level 2 fair value measurement as defined by SFAS No. 157 under the fair value hierarchy.  Further, and in addition to the impairment noted above, we accrued $70 during the first quarter 2009 to reflect a valuation allowance on the collective carrying value of the Integrated Nylon disposal group.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

A summary of the net sales and income (loss) from discontinued operations related to our Integrated Nylon business is as follows:

	Successor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Operating results:
Net sales	$162	$518
Loss before income tax expense	$(13)	$(10)
Income tax expense	--	--
Loss from discontinued operations, net of tax	$(13)	$(10)

	Successor		Predecessor
	Six Months Ended June 30, 2009	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008

Operating results:
Net sales	$370	$668	$318
Income (Loss) before income tax expense	$(187)	$(24)	$204
Income tax benefit	(17)	--	--
Income (Loss) from discontinued operations, net of tax	$(170)	$(24)	$204

The operating results of our Integrated Nylon business reflect adjustments to our LIFO Inventory reserve associated with this business and interest expense associated with debt which would be repaid using sales proceeds which were not previously allocated to the results of this business.  Conversely, certain corporate expenses and reorganization items, net are excluded from the operating results which had previously been allocated to Integrated Nylon.

The carrying amounts of all assets and liabilities associated with our Integrated Nylon business have been classified as current in the Consolidated Statement of Financial Position and consist of the following:
	Successor
	June 30, 2009	December 31, 2008

Assets:
Trade receivables, net	$--	$75
Miscellaneous receivables	5	15
Inventories	--	336
Prepaid expenses and other assets	--	15
Property, plant and equipment, net	--	41
Other assets	--	8
Assets of discontinued operations	$5	$490

Liabilities:
Accounts payable	$31	$101
Accrued liabilities	34	54
Environmental remediation liabilities	--	9
Deferred revenue	--	54
Other liabilities	--	3
Postretirement liabilities	--	81
Liabilities of discontinued operations	$65	$302

Prior to the sale of our Integrated Nylon business, Lyondell Chemical Company (“Lyondell”), a guest at the Integrated Nylon Alvin, Texas plant under various operating agreements which expire in December 2010, declared bankruptcy and provided to us notice of their intention to exit the facility and terminate their operating agreements early without consideration for the contractually agreed to early exit penalties.  In response, we have withheld payment on certain trade payables to subsidiaries of Lyondell asserting these liabilities partially offset damages associated with the rejection of these contracts.  Included in liabilities of discontinued operations are $29 of accounts payable associated with the receipt of raw materials prior to Lyondell’s filing for Chapter 11 bankruptcy.  Furthermore, in conjunction with the sale of the Integrated Nylon business, we have agreed to reimburse the Buyer for indirect residual costs incurred by them resulting from Lyondell’s early exit which we have estimated at $10, which is included in accrued liabilities.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

We sold the resins, additives and adhesives business to UCB S.A. on January 31, 2003.  During the six months ended June 30, 2009, changes related to tax audits from 2000 through 2004 for our 100% owned subsidiary, Solutia Deutschland GmbH, resulted in a reduction in previously unrecognized tax benefits of $1.  Accordingly, an income tax benefit equal to this amount was recognized in income (loss) from discontinued operations, net of tax during the six months ended June 30, 2009.

4.  Share-Based Compensation

Stock Options

We did not grant any options to purchase shares of common stock to eligible employees under the Solutia Inc. 2007 Management Long-Term Incentive Plan (“2007 Management Plan”) or to our non-employee directors under the Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”) during the six months ended June 30, 2009.

A summary of stock option information as of June 30, 2009 is as follows:
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (a)

Vested or Expected to Vest at June 30, 2009	2,327,528	$17.29	8.7	$--
Exercisable at June 30, 2009	1,013,623	$17.30	8.7	$--

(a)
Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date. If the exercise price of the underlying awards is higher than the quoted market price of our common stock as of the reporting date, the intrinsic value of the award is $0.

During the three and six months ended June 30, 2009, we recognized $2 and $4 of compensation expense related to our stock options, respectively, of which $1 was allocated to discontinued operations during the three and six months ended June 30, 2009.  For the three and four months ended June 30, 2008, we recognized $1 of compensation expense related to our stock options, of which less than $1 was allocated to discontinued operations.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $7 as of June 30, 2009 which will be recognized as expense over a remaining weighted-average period of one year.

Restricted Stock Awards

We did not grant any restricted stock awards under the 2007 Management Plan or the 2007 Director Plan during the six months ended June 30, 2009.

During the three and six months ended June 30, 2009 we recognized $3 and $7 of compensation expense, respectively, related to our restricted stock awards, of which $1 was allocated to discontinued operations for the three and six months ended June 30, 2009.  For the three and four months ended June 30, 2008, we recognized $3 of compensation expense, of which less than $1 was related to discontinued operations. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $8 as of June 30, 2009 which will be recognized as expense over a remaining weighted-average period of one year.

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

Goodwill by reportable segment as of June 30, 2009 and December 31, 2008 is as follows:

Balance
Saflex	$205
CPFilms	159
Technical Specialties	147
Total	$511

Intangible assets are summarized in aggregate as follows:

	Successor June 30, 2009				Successor December 31, 2008
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships	23 to 27	$491	$(24)	$467	23 to 27	$486	$(15)	$471
Technology	5 to 26	200	(13)	187	5 to 26	199	(9)	190
Trade names	25	13	(1)	12	25	13	(--)	13
Patents	13	4	(--)	4	13	4	(--)	4
Non amortizable intangible assets:
Trademarks		146	--	146		145	--	145
Total Identified Intangible Assets		$854	$(38)	$816		$847	$(24)	$823

During the three and six months ended June 30, 2009 we recognized $8 and $15 of amortization expense for intangible assets.  Amortization expense is allocated to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations as follows:

	Successor
	Three Months Ended June 30, 2009	Six Months Ended June 30,2009

Cost of goods sold	$3	$5
Selling, general and administrative expenses	$5	$10

We expect amortization expense for intangible assets to total approximately $29 for the year ending December 31, 2009 and $31 for each of the years ending December 31, 2010 through 2013.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

6.  Detail of Certain Balance Sheet Accounts

Components of inventories were as follows:

	Successor
Inventories	June 30, 2009	December 31, 2008

Finished goods	$157	$195
Goods in process	56	59
Raw materials and supplies	71	87
Inventories, at FIFO cost	284	341
Excess of FIFO over LIFO cost	--	--
Total Inventories	$284	$341

Components of property, plant, and equipment were as follows:

	Successor
Property, Plant and Equipment	June 30, 2009	December 31, 2008

Land	$34	$34
Leasehold improvements	9	9
Buildings	207	203
Machinery and equipment	745	727
Construction in progress	29	35
Total property, plant and equipment	1,024	1,008
Less accumulated depreciation	(92)	(56)
Total Property, Plant, and Equipment, Net	$932	$952

Components of accrued liabilities were as follows:

	Successor
Accrued Liabilities	June 30, 2009	December 31, 2008

Wages and benefits	$30	$57
Foreign currency and interest rate hedge agreements	16	36
Restructuring reserves	24	19
Environmental remediation liabilities	34	30
Accrued income and other taxes payable	15	16
Accrued selling expenses	15	16
Accrued interest	1	9
Other	83	76
Total Accrued Liabilities	$218	$259

7.  Income Taxes

Income Tax Expense

We recorded income tax expense of $10 and $3 for the three and six months ended June 30, 2009, respectively, and income tax expense of $214 in the two months ended February 29, 2008.  There was no income tax expense or benefit recorded in the three or four months ended June 30, 2008.

Our income tax expense or benefit is affected by changes in unrecognized tax benefits and the mix of income and losses in the tax jurisdictions in which we operate.  This results in significant differences in our effective tax rate versus the U.S. statutory rate.  For both the three and six months ended June 30, 2009, we recognized a previously unrecognized tax benefit of $10 due to developments in case law changing the technical merits of a tax position.  Furthermore, for each of the periods presented, we recorded a valuation allowance against the tax benefit in some jurisdictions in which we experienced losses, predominantly the U.S.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Unrecognized Tax Benefits

The total amount of unrecognized tax benefits at June 30, 2009 and December 31, 2008 was $152 and $157, respectively.  Included in the balances at June 30, 2009 and December 31, 2008 were $54 and $63, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The decrease in the amounts is mainly the result of developments in case law changing the technical merits of a tax position and closure of tax audits, partially offset by tax positions related to events in the current year and currency fluctuations.

We file income tax returns in the U.S. and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.  It is reasonably possible that within the next 12 months as a result of the resolution of federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $11 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of $0 to $7.

8.  Restructuring Costs

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

2008 Restructuring Events

    Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we ceased the manufacturing of certain rubber chemicals at our facility in Ruabon, Wales, United Kingdom (“Ruabon Facility”) in the third and fourth quarters of 2008 with an expected final closure of the plant in 2014.  As a result, we expect to incur charges of $24, of which $17 has been incurred to date as detailed below, throughout the closure process as an increase to cost of goods sold within our Technical Specialties reportable segment, categorized as follows:  (i) $9 for employment reductions, (ii) $5 for future contractual payments on indirect residual costs necessary to continue providing third party operations at the site under the current lease and operating agreement until September 1, 2009, and (iii) $10 for other costs including clean-out and demolition.  During the three and six months ended June 30, 2009, $1 and $2 of restructuring costs were charged to cost of goods sold relating to employment reductions, respectively.  During the six months ended June 30, 2009, we reduced the future contractual payment reserve by $5 due to a renegotiation of the lease and operating agreement with our third party operator.  The new lease and operating agreement, which is effective from September 1, 2009 through December 31, 2013, reduced the services to be provided and increased certain fees allowing the contract to provide an economic benefit.  Therefore, we have a $1 reserve at June 30, 2009, after the change in estimate, to cover contractual payments on indirect residual costs through September 1, 2009 related to the current lease and operating agreement.  The cumulative restructuring costs charged to cost of goods sold relating to these activities, inclusive of changes in estimates, are $17 which is categorized as follows: (i) $9 for employment reductions, (ii) $5 for contract termination costs, and (iii) $3 of other restructuring costs.

     In an effort to balance our North America production with customer demand, in the fourth quarter of 2008, we announced plans to idle our SAFLEX® plastic interlayer manufacturing line at our facility in Trenton, Michigan (“Trenton Facility”) in 2009.  Consequently, we incurred charges of $15 as an increase to cost of goods sold within our Saflex reportable segment, categorized as follows:  (i) $6 for employment reductions, (ii) $8 for the write-down of the related manufacturing assets, and (iii) $1 for other restructuring costs.  During the six months ended June 30, 2009, $1 of other restructuring costs were charged to cost of goods sold.  During the six months ended June 30, 2009, $4 of restructuring costs were charged to cost of goods sold relating to employment reductions.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    In the fourth quarter of 2008, we initiated a general corporate restructuring targeted to increase the efficiency and cost effectiveness of our support operations.  In the first quarter of 2009, this project was expanded in scope to include a reduction in operational personnel to more appropriately match our organization with current production levels.  We expect to incur charges of $27 during the life of this project to cover the cost of impacted headcount reductions to be shared by all our segments.  A summary of the employee reduction charges associated with this project during the three and six months ended June 30, 2009 and cumulative charges through June 30, 2009 are as follows:

	Saflex	CPFilms	Technical Specialties	Unallocated and Other	Total
Three Months Ended June 30, 2009:
Cost of goods sold	$1	$--	$--	$--	$1
Selling, general and administrative expenses	2	2	--	--	4
Total	$3	$2	$--	$--	$5

Six Months Ended June 30, 2009:
Cost of goods sold	$2	$1	$--	$1	$4
Selling, general and administrative expenses	8	2	1	6	17
Research, development and other operating expenses, net	1	--	--	--	1
Total	$11	$3	$1	$7	$22

Cumulative through June 30, 2009:
Cost of goods sold	$2	$1	$--	$1	$4
Selling, general and administrative expenses	8	2	1	9	20
Research, development and other operating expenses, net	1	--	--	--	1
Total	$11	$3	$1	$10	$25

A summary of restructuring activity during the three and six months ended June 30, 2009 is as follows:

	Future Contractual Payments	Employment Reductions	Other Restructuring Costs	Total
Successor
Balance at December 31, 2008	$10	$10	$--	$20
Charges taken	--	22	--	22
Amounts utilized	(2)	(8)	--	(10)
Balance at March 31, 2009	8	24	--	32
Charges taken	--	6	1	7
Amounts utilized	(1)	(9)	(1)	(11)
Changes in estimates	(5)	--	--	(5)
Currency fluctuations	1	1	--	2
Balance at June 30, 2009	$3	$22	$--	$25

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

Legacy Tort Claims Litigation

Pursuant to the Amended and Restated Settlement Agreement effective February 28, 2008, entered into by Solutia and Monsanto Company (“Monsanto”) in connection with our emergence from Chapter 11 (the “Monsanto Settlement Agreement”), Monsanto is responsible to defend and indemnify us for any Legacy Tort Claims as that term is defined in the agreement, while we retain responsibility for tort claims arising out of exposure occurring after our spinoff from Pharmacia Corporation (“Pharmacia”) (the former Monsanto Company which is now a 100% owned subsidiary of Pfizer, Inc.), which occurred on September 1, 1997 (the “Solutia Spinoff”).  Solutia or its 100% owned subsidiary, Flexsys, have been named as defendants in the following actions, and have submitted the matters to Monsanto as Legacy Tort Claims.  However, to the extent these matters relate to post Solutia Spinoff exposure or are not within the meaning of “Legacy Tort Claims” within the Monsanto Settlement Agreement, we would potentially be liable.  In addition to the below actions, Monsanto has sought indemnity from us for certain tort and workers’ compensation claims in which Monsanto has been named a defendant.  We have rejected such demand pursuant to the Monsanto Settlement Agreement.  There are no pending legal actions regarding these alleged indemnification rights.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Putnam County, West Virginia Litigation. In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel (Solutia is not a named defendant) alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  The relevant production activities at the facility occurred during Pharmacia’s ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (whose interest was subsequently transferred to us in the Solutia Spinoff) and Akzo Nobel.  The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

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

Escambia County, Florida Litigation. In June 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia, and the plant manager at Solutia's Pensacola plant, which was included in the sale of our Integrated Nylon business.  The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and allegedly continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination, and (2) remediation of the alleged contamination in the waterways.  Plaintiffs did not specify the amount of their alleged damages in their complaint.

St. Clair County, Illinois Litigation.  In February 2009, a purported class action lawsuit was filed in the Circuit Court of St. Clair County, Illinois against Solutia, Pharmacia, Monsanto and two other unrelated defendants alleging the contamination of their property from PCBs, dioxins, furans, and other alleged hazardous substances emanating from the defendants’ facilities in Sauget, Illinois (including our W.G. Krummrich site in Sauget).  The proposed class is comprised of residents who live within a two-mile radius of the Sauget facilities.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants from their property.

In addition to the purported class action lawsuit, in June 2009, four additional individual lawsuits were filed against the same defendants (including Solutia) comprised of claims from over seventy individual residents of Illinois who claim they suffered illnesses and/or injuries as well as property damages as a result of the same PCB’s, dioxins, furans, and other alleged hazardous substances allegedly emanating from the defendants’ facilities in Sauget, Illinois.  The plaintiffs have not identified a specific amount of alleged damages in their complaint.

Upon assessment of the terms of the Monsanto Settlement Agreement and other defenses available to us, we believe the probability of an unfavorable outcome to us on the Putnam County, West Virginia, Escambia County, Florida, and St. Clair County, Illinois litigation against us is remote and, accordingly, we have not recorded a loss contingency.  Nonetheless, if it were subsequently determined these matters are not within the meaning of “Legacy Tort Claims,” as defined in the Monsanto Settlement Agreement, or other defenses to us were unsuccessful, it is reasonably possible we would be liable for an amount which cannot be estimated but which could have a material adverse effect on our consolidated financial statements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Solutia Inc. Employees’ Pension Plan Litigation

    Starting in October 2005, separate purported class action lawsuits were filed by current or former participants in our U.S. Pension Plan (the “U.S. Plan”), which were ultimately consolidated in September 2006 into a single case.  The Consolidated Class Action Complaint alleged three separate causes of action against the U.S. Plan: (1) the U.S. Plan violates ERISA by terminating interest credits on prior plan accounts at the age of 55; (2) the U.S. Plan is improperly backloaded in violation of ERISA; and (3) the U.S. Plan is discriminatory on the basis of age.  In September 2007, the court dismissed the plaintiffs’ second and third claims, and by consent of the parties, certified a class action against the U.S. Plan only with respect to plaintiffs’ claim that the U.S. Plan violates ERISA by allegedly terminating interest credits on prior plan accounts at the age of 55.  On June 11, 2009, the United States District Court for the Southern District of Illinois entered a summary judgment in favor of the U. S. Plan on the sole remaining claim against the U.S. Plan.

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Total
Successor
Balance at December 31, 2008	$309
Net charges taken	1
Amounts utilized (a)	(5)
Currency fluctuations	(1)
Balance at March 31, 2009	304
Net charges taken	3
Amounts utilized (a)	(7)
Currency fluctuations	1
Balance at June 30, 2009	$301

Environmental Remediation Liabilities, current	$34
Environmental Remediation Liabilities, long-term	267
Balance at June 30, 2009	$301

(a)	For the six months ended June 30, 2009, allowable expenditures of $10 were reimbursed to us by a special purpose entity established with proceeds of stock issued by us on the Effective Date.

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

Anniston, Alabama:   On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup is proceeding and should be completed within the next two years.  Some level of remediation of non-residential properties and creek floodplains and/or sediment will be required in the future and we have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects.  We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at June 30, 2009 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage but have yet to undertake an assessment as to the nature and extent of such damages.  As of June 30, 2009, we have accrued $120 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the final cost liability.  Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree is negotiated and entered by the court to cover the selected remediation, which will take several years.

Sauget, Illinois:  A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites.  We are conducting a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after we complete the RI/FS, a Record of Decision is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation, which is expected within the next two years.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites.  We, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We submitted the revised RI report and are preparing the FS report with other PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs.  An interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002.  We anticipate that the USEPA will issue a Record of Decision sometime in mid-2010.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of the Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment for the Sauget Industrial Corridor.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $78 which we have accrued as of June 30, 2009.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

W. G. Krummrich Site:  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases with the final remediation approach and timing for some of the corrective measures being determined only after investigation and pilot testing phases are completed.  Our best estimate of the ultimate cost of all corrective measures that will be required at the W.G. Krummrich Site is $26 which we have accrued as of June 30, 2009.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $77 which we have accrued as of June 30, 2009.

Environmental Agency Enforcement Actions

On March 3, 2009, the USEPA issued a Notice of Violation (“NOV”), Administrative Order (“AO”) and Reporting Requirement (“RR”) to us concerning alleged violations of the Clean Air Act arising out of an inspection conducted of the Indian Orchard Plant.  The NOV describes the USEPA’s findings alleging violations of the plant’s Title V and state operating permits related to emissions of volatile organic compounds.  The AO orders us to comply with its Title V permit and the National Emission Standards for Hazardous Air Pollutants, Subpart OOO (Amino/Phenolic Resins), Subpart UU (Equipment Leaks), and General Provisions.  The RR requires us to submit additional information regarding certain storage vessels and associated equipment.  On March 23, 2009, we met with the USEPA to confer on this NOV, AO, and RR.  The USEPA informed us at the meeting that it has not yet made any decisions as to whether it will take enforcement action or what type of action it will take with respect to this matter.  The amount of a potential loss, if any, is not currently estimable.

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Foreign Currency Exchange Rate Risk

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates.  We are exposed to this risk both on an intercompany and a third-party basis.  We use foreign currency derivative instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business.  We also enter into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions.  These risks are managed primarily through the use of forward exchange contracts and purchased options with maturities of less than 18 months.

We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the re-measurement of the underlying assets and liabilities in the Consolidated Statement of Operations.  We had currency forward and option contracts to purchase and sell $501 of currencies as of June 30, 2009 comprised principally of the Euro, British Pound-Sterling, U.S. Dollar, Japanese Yen, Swiss Franc, and Malaysian Ringgit.

Interest Rate Risk

Interest rate risk is primarily related to changes in interest expense from floating rate debt.  To limit our exposure to this risk, in 2008 we entered into interest rate swap agreements related to our $1.2 billion senior secured term loan facility (“Term Loan”).  The interest rate swap agreements have declining total notional amounts of $800 to $150 which are effective from April 2010 through February 2014.  The terms of the interest rate swap agreements require us to pay interest utilizing fixed interest rates ranging from 4.65 percent to 4.85 percent and receive interest utilizing 1-Month LIBOR with a floor of 3.50 percent.  Through February 2009, we designated the interest rate swap agreements as cash flow hedges.  Because of significant declines in interest rates and the significant difference between the prime and LIBOR rates, we could no longer assert that we would always choose the 1-Month LIBOR on our Term Loan.  Subsequent effectiveness testing on a historical and prospective basis comparing our interest rate swap agreements to the available interest rate options on our Term Loan concluded the relationships were not highly effective.  Therefore, we discontinued hedge accounting in February 2009 and all prospective mark-to-market gains or losses are recognized in interest expense on the Consolidated Statement of Operations.

Commodity Price Risk

Certain raw materials and energy resources we use are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors.  Therefore, from time to time, we use forward and option contracts to manage a portion of the volatility related to anticipated energy purchases with maturities up to 12 months.  Since over 90 percent of our natural gas usage in the U.S. was attributable to the operations of our Integrated Nylon business, we settled all outstanding contracts to purchase natural gas in conjunction with the sale of our Integrated Nylon business in the second quarter 2009.

At June 30, 2009, we did not have any derivatives designated as hedging instruments.  Our derivatives not designated as hedging instruments, recorded at their respective fair values at June 30, 2009, are summarized as follows:

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$--	Accrued Liabilities	$2
	Other Assets	--	Other Liabilities	15
Total interest rate contracts		--		17
Foreign exchange contracts	Miscellaneous Receivables	3	Accrued Liabilities	14
Total		$3		$31

    For the six months ended June 30, 2009, we recognized a gain of $4 in other comprehensive income (loss) for the period in which our interest rate contracts were designated as cash flow hedging instruments.  During the twelve months following June 30, 2009, we expect a reclassification of $2 into earnings of the $22 of accumulated losses on the interest rate swaps as of June 30, 2009.

A summary of the effect of our derivative instruments on the Consolidated Statement of Operations is as follows:
		Amount of Gain (Loss) Recognized in Consolidated Statement of Operations
	Presentation of Gain (Loss) Recognized in Consolidated Statement of Operations	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest expense	$9	$4
Foreign exchange contracts	Other income, net	14	16
Commodity contracts	Income (Loss) from Discontinued Operations, net of tax	--	(1)
Total		$23	$19

11.  Fair Value of Financial Instruments

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at June 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash (a)	$16	$16	$--	$--
Derivatives – Foreign Exchange (b)	3	--	3	--
Total	$19	$16	$3	$--

Liabilities:
Derivatives – Foreign Exchange (b)	$14	$--	$14	$--
Derivatives – Interest Rates (c)	17	--	17	--
Total	$31	$--	$31	$--

(a)	Includes cash invested in money market funds restricted for funding of environmental remediation and other legacy liabilities.
(b)
Includes foreign currency forward and option contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

(c)	Includes interest rate swaps which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The recorded amounts of cash, trade receivables, accounts payable and short-term debt approximate their fair values at June 30, 2009 due to the short maturity of these instruments.  The estimated fair value of our long-term debt at June 30, 2009 is $1,099.  The fair value of our assets and liabilities previously stated are estimated by the use of estimates obtained from brokers.

12.  Pension Plans and Other Postretirement Benefits

In preparation for the sale of our Integrated Nylon business, we divided our U.S. Plan into the following three plans, effective February 28, 2009: (i) Nylon Pension Plan; (ii) Solutia Pension Plan; and (iii) Solutia Union Pension Plan.  The Nylon Pension Plan covers all active employees of the Integrated Nylon business.  In accordance with the terms of the sale agreement as further described in Note 3 – Discontinued Operations, the Nylon Pension Plan was assumed by the Buyer at the completion of the sale.

As a result of the division of the U.S. Plan into three plans, we were required to perform a funding analysis in accordance with the Pension Protection Act of 2006 (“PPA”).  The result of this analysis is the Solutia Pension Plan will be prohibited by the PPA from paying out lump sum benefits, until such time as the plan assets rise above the 60 percent funding level for up to half a lump sum or above the 80 percent funding level for a full lump sum.  For participants in the Solutia Union Pension Plan, the lump sum restrictions in the PPA do not apply until January 1, 2010.

Components of Net Periodic Benefit Cost

For the three months ended June 30, 2009 and 2008, along with the six months ended June 30, 2009, the four months ended June 30, 2008 and the two months ended February 29, 2008 our pension and healthcare and other benefit costs for continuing operations were as follows:

	Pension Benefits
	Successor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Service costs for benefits earned	$--	$1
Interest costs on benefit obligation	15	16
Assumed return on plan assets	(15)	(19)
Amortization of actuarial loss	1	--
Total	$1	$(2)

	Pension Benefits
	Successor		Predecessor
	Six Months Ended June 30, 2009	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008

Service costs for benefits earned	$1	$1	$1
Interest costs on benefit obligation	30	22	11
Assumed return on plan assets	(29)	(25)	(13)
Amortization of actuarial loss	1	--	2
Settlement charges	--	--	1
Total	$3	$(2)	$2

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Healthcare and Other Benefits
	Successor
	Three Months Ended June 30, 2009	Three Month Ended June 30, 2008

Service costs for benefits earned	$1	$1
Interest costs on benefit obligation	3	4
Assumed return on plan assets	(1)	(1)
Amortization of actuarial gain	(1)	--
Total	$2	$4

	Healthcare and Other Benefits
	Successor		Predecessor
	Six Months Ended June 30, 2009	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008

Service costs for benefits earned	$2	$2	$1
Interest costs on benefit obligation	7	5	4
Assumed return on plan assets	(2)	(2)	--
Prior service gains	--	--	(3)
Amortization of actuarial gain	(3)	--	--
Total	$4	$5	$2

Settlements

As a result of the assumption of the Nylon Pension Plan by the Buyer, we recognized a settlement charge of $20 which was recorded in income (loss) from discontinued operations, net of tax during the three months ended June 30, 2009.  We recorded a pension settlement charge of $1 in the two months ended February 29, 2008 resulting from the significant amount of lump sum distributions from our Belgium retirement plan.

Employer Contributions

According to IRS funding rules, we expect to make approximately $26 in pension contributions to our Solutia and Solutia Union Pension Plans in 2009.  We made $10 of these required 2009 contributions during the six months ended June 30, 2009.  We also expect to be required to fund approximately $10 in pension contributions to our foreign pension plans in 2009, of which $3 was made during the six months ended June 30, 2009.

13.  Capital Stock

On June 24, 2009 we completed a public offering (“Stock Offering”) of 24,738,641 shares of common stock, including the over-allotment option as exercised by the underwriters of the offering, for $5.00 per share.  Net proceeds were $119, after deducting underwriting discounts and commissions.

14.  Debt Obligations

On the Effective Date, we entered into certain financing agreements to borrow up to $2.05 billion from a syndicate of lenders (the “Financing Agreements”).  The Financing Agreements consisted of (i) a $450 senior secured asset-based revolving credit facility (“Revolver”), (ii) our Term Loan and (iii) a $400 senior unsecured bridge facility which was subsequently retired in 2008.  On May 5, 2009 $74 of senior unsecured term debt, due 2011, at a price of 95 percent of its original principal amount was issued by our 100% owned German subsidiary, Flexsys Verkauf GmbH (the “Senior Term Loan”).  Net proceeds, after incorporating the original issue discount and debt issuance fees, of $66, were used to pay down our Revolver.  On June 25, 2009, we subsequently repaid the Senior Term Loan utilizing a portion of the proceeds from our Stock Offering.

We had short-term borrowings of $9 and $25 at June 30, 2009 and December 31, 2008, respectively, comprised of short-term debt and other lines of credit.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Our long-term debt consisted of the following as of June 30, 2009 and December 31, 2008:
	Successor
	June 30, 2009	December 31, 2008

Term Loan, due 2014	$1,182	$1,188
Revolver, due 2013	--	183
Total principal amount	1,182	1,371
Less current portion of long-term debt	(12)	(12)
Total	$1,170	$1,359

Maximum availability under the Revolver is limited to the lesser of $450 or the amount of our borrowing base, as defined, but generally calculated as a percentage of allowable inventory and trade receivables.  In addition to outstanding borrowings, availability is further reduced by outstanding letters of credit. Availability under the Revolver was $128 and $193 as of June 30, 2009 and December 31, 2008, respectively.  The weighted average interest rate on our total debt outstanding was 7.3 percent and 7.7 percent at June 30, 2009 and December 31, 2008, respectively. Our weighted average interest rate on short-term debt outstanding was 7.5 percent and 4.2 percent at June 30, 2009 and December 31, 2008, respectively.

The Revolver bears interest, at our option, at LIBOR or the prime rate plus an applicable margin. As of June 30, 2009, the applicable margin for the LIBOR and prime rate loans in the Revolver were 1.75 percent and 0.75 percent, respectively. The Term Loan bears interest at our option, at LIBOR with a floor of 3.50 percent through the fourth anniversary of the Effective Date plus 5.00 percent, or at the prime rate plus 4.00 percent.  Of the amount outstanding on the Term Loan at June 30, 2009, $900 is protected by a LIBOR cap of 4.25 percent until April 2010.  Interest for the Revolver and Term Loan is payable (i) with respect to LIBOR loans, on the last day of each relevant interest period (defined as one, two, three or six months or other periods available to all lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period, and (ii) with respect to prime rate loans, quarterly in arrears.

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

The Financing Agreements include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt.  The financial covenants are (i) total leverage ratio, (ii) fixed charge coverage ratio and (iii) a capital expenditure cap as defined by the Financing Agreements. We were in compliance with all applicable covenants as of June 30, 2009.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

15. Segment Data

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

Segment data for the three months ended June 30, 2009 and 2008, along with segment data for the six months ended June 30, 2009, four months ended June 30, 2008 and the two months ended February 29, 2008, respectively are as follows:

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Successor
	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)

Reportable Segments:
Saflex	$160	$35	$220	$17
CPFilms	54	12	71	16
Technical Specialties	190	62	275	39
Reportable Segment Totals	404	109	566	72
Unallocated and Other	6	(19)	11	(3)
Total	410	90	577	69

Reconciliation to Consolidated Totals:
Depreciation and amortization		(26)		(27)
Interest expense		(30)		(48)
Net income attributable to noncontrolling interest		1		3
Consolidated Totals:
Net Sales	$410		$577
Income (Loss) from Continuing Operations Before Income Tax Expense		$35		$(3)

	Successor				Predecessor
	Six Months Ended June 30, 2009		Four Months Ended June 30, 2008		Two Months Ended February 29, 2008
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)

Reportable Segments:
Saflex	$293	$54	$288	$19	$125	$16
CPFilms	88	13	94	19	39	9
Technical Specialties	357	118	363	51	164	40
Reportable Segment Totals	738	185	745	89	328	65
Unallocated and Other	11	(44)	14	(10)	7	(2)
Total	749	141	759	79	335	63

Reconciliation to Consolidated Totals:
Depreciation and amortization		(51)		(36)		(11)
Interest expense		(67)		(65)		(21)
Reorganization items, net		--		--		1,433
Net income attributable to noncontrolling interest		1		3		--
Consolidated Totals:
Net Sales	$749		$759		$335
Income (Loss) from Continuing Operations Before Income Tax Expense		$24		$(19)		$1,464

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

16.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in the basic and diluted earnings (loss) per share and reconciles weighted-average number of shares used in the basic earnings (loss) per share calculation to the weighted-average number of shares used to compute diluted earnings (loss) per share.

	Successor
	Three Months Ended June 30, 2009	Three Month Ended June 30, 2008
Consolidated Statement of Operations Results:
Income (Loss) from Continuing Operations	$25	$(3)
Net Income attributable to noncontrolling interest	1	3
Income (Loss) from Continuing Operations attributable to Solutia	$24	$(6)

Consolidated Statement of Operations Results:
Income (Loss) from Continuing Operations attributable to Solutia	$24	$(6)
Loss from Discontinued Operations	(14)	(10)
Net Income (Loss) attributable to Solutia	$10	$(16)

Weighted-average number of shares outstanding used for basic earnings (loss) per share	95.5	59.8
Non-vested restricted shares	0.1	--
Stock options	--	--
Warrants	--	--
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	95.6	59.8

	Successor		Predecessor
	Six Months Ended June 30, 2009	Four Months Ended June 30, 2008	Two Months Ended February 29, 2008
Consolidated Statement of Operations Results:
Income (Loss) from Continuing Operations	$21	$(19)	$1,250
Net Income attributable to noncontrolling interest	1	3	--
Income (Loss) from Continuing Operations attributable to Solutia	$20	$(22)	$1,250

Consolidated Statement of Operations Results:
Income (Loss) from Continuing Operations attributable to Solutia	$20	$(22)	$1,250
Income (Loss) from Discontinued Operations	(169)	(24)	204
Net Income (Loss) attributable to Solutia	$(149)	$(46)	$1,454

Weighted-average number of shares outstanding used for basic earnings (loss) per share	94.3	59.8	104.5
Non-vested restricted shares	0.1	--	--
Stock options	--	--	--
Warrants	--	--	--
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	94.4	59.8	104.5

During the three and six months ended June 30, 2009, 0.6 million shares of restricted stock and 2.5 million stock options, respectively, were outstanding and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for the period because they were antidilutive.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

17.  Subsequent Events

    During July 2009, the Executive Compensation and Development Committee of the Board of Directors (“ECDC”) approved the grant of 2,343,257 shares of restricted stock awards to eligible employees under the 2007 Management Plan.  Approximately two thirds of these grants to eligible employees vest upon completion of a service condition and the remaining one third of these grants vest based on the attainment of certain performance and market conditions.  The service condition grants vest 40 percent on both July 1, 2010 and 2011 and 20 percent on July 1, 2012.  Additionally, the ECDC approved the 2009 grant of 56,938 shares of common stock in aggregate to our non-employee directors under the 2007 Director Plan.

During July 2009, our Board of Directors approved a net operating loss shareholder rights plan (“Rights Plan”) which is intended to avoid an ownership change within the meaning of Section 382 of the Internal Revenue Code and thereby preserve our ability to utilize certain net operating loss carryforwards and other tax benefits.  Our adoption of the Rights Plan effectively attaches one right (“Right”) to each outstanding share of our common stock, to stockholders of record at the close of business on July 28, 2009.  If the Rights are triggered, each Right may entitle the holder of the Right to purchase our common stock at a discount to its market price, subject to certain exceptions as set forth in the Rights Plan.  The Rights Agreement has been attached as an exhibit to this Quarterly Report on Form 10-Q.  The summary description of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference.

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

See Note 15 – Segment Data of the accompanying consolidated financial statements for further information regarding our reportable segments.

Significant Developments and Strategic Actions

On June 1, 2009, we completed the sale of our Integrated Nylon business to an affiliate of S.K. Capital Partners II, L.P. (“Buyer”), a New York-based private equity firm for $50 million in cash, subject to adjustment for changes in working capital, and a two percent equity stake in a new company formed to hold all of the assets and certain liabilities of the Integrated Nylon business, including environmental, employee and pension liabilities of active employees.  We will also receive an additional $4 million of cash in four annual installments beginning on September 1, 2011.  We used the proceeds from the sale to pay down debt under our $450 million senior secured asset-based revolving credit facility (“Revolver”).  Completion of the sale of the Integrated Nylon business completes the transformation of Solutia into a pure-play performance materials and specialty chemicals company.

On June 24, 2009 we completed a public offering of 24.7 million shares of common stock, including the over-allotment option as exercised by the underwriters of the offering, for $5.00 per share.  Net proceeds, after deducting underwriting discounts and commissions, of $119 million were used to fully repay our $74 million German term loan and for general corporate purposes.

Combined Quarterly Financial Results of the Predecessor and Successor

    Our emergence from bankruptcy resulted in our adoption of fresh-start accounting on February 29, 2008.  In accordance with Generally Accepted Accounting Principles, the accompanying Consolidated Statements of Operations and Cash Flows presents the results of operations and the sources and uses of cash for (i) the two months ended February 29, 2008 of the Predecessor and (ii) the four months ended June 30, 2008 of the Successor.  However, for purposes of management’s discussion and analysis of the results of operations and the sources and uses of cash in this Form 10-Q, we have combined the prior year results of operations for the Predecessor and the Successor.  The results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the emergence from bankruptcy.  This combined presentation is being made solely to explain the changes in results of operations for the periods presented in the financial statements.  We then compare the combined results of operations and the sources and uses of cash for the six months ended June 30, 2008 with the corresponding period in the current year.

We believe the combined results of operations for the six months ended June 30, 2008 provide management and investors with a more meaningful perspective on our financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner.

Summary Results of Operations

In the second quarter 2009, we reported sales of $410 million, a 29 percent decrease as compared to $577 million reported in the second quarter 2008.  The decrease was driven by lower sales volumes and unfavorable currency exchange rate fluctuations, partially offset by higher selling prices.  Our second quarter 2009 gross profit margin of 30 percent, an increase from 18 percent versus the same period in 2008, benefited from execution of significant cost reduction actions identified or initiated in the fourth quarter 2008, better plant performance, lower costs on raw material and energy and the lack of bankruptcy emergence fresh-start accounting impacts realized in the second quarter 2008.  Selling, general and administrative expenses were $54 million, or 13 percent of sales as compared to $67 million or 12 percent of net sales in the same period in 2008.  The decrease in selling, general and administrative expenses is due to reduced spending resulting from cost containment actions and lower net sales.

In the six months ended June 30, 2009, we reported sales of $749 million, a 31 percent decrease as compared to $1,094 million reported in the same period in 2008, which was driven by lower sales volumes and unfavorable currency exchange rate fluctuations, partially offset by higher selling prices.  We reported a gross profit margin of 27 percent, an increase from 20 percent versus the same period in 2008.  The increase in our gross profit margin is primarily related to the execution of the aforementioned cost reduction programs, better plant performance, lower raw material and energy costs and the lack of bankruptcy emergence fresh-start accounting impacts.  Selling, general and administrative expenses were $104 million, or 14 percent of sales as compared to $131 million or 12 percent of net sales in the same period in 2008. The decrease in selling, general and administrative expenses is due to reduced spending resulting from cost containment actions and lower net sales.

We generated $148 million of cash from operations in the six months ended June 30, 2009 as compared to usage of $437 million in the same period in 2008.  The increase is primarily attributable to a lack of reorganization activities in 2009 which required a cash usage of $375 million, primarily to facilitate our emergence from bankruptcy.  The remaining increase of $210 million is due to lower payments on interest expense and our postretirement obligations, lower working capital requirements, reduced payout of our employee annual incentive plan and management’s focus on monetizing the working capital balances of Integrated Nylon historically required by this business.

Outlook

Approximately 70 percent of our sales are into the global automotive and construction industries.  In the first quarter of this year, many of our markets had low demand profiles as significant destocking activities occurred.  During the second quarter, the majority of these actions were completed or considerably diminished, and our demand and resulting sales volume profile improved.  In particular, we experienced strong volume growth in comparison to the first quarter 2009 in the automotive sector in China, which benefits our Saflex and Technical Specialties reporting segments.  We are premising a flat volume profile in the remaining quarters of 2009 versus second quarter results.  This profile results in lower volumes for the third quarter in 2009 versus the third quarter of 2008 and an increase in volumes in the fourth quarter 2009 versus 2008, principally due to the low volumes we experienced in the fourth quarter 2008.

We have taken immediate actions to mitigate some of the impact of a weakened demand profile including the freezing of all salary and wages to the extent allowable, significantly reducing the payment of our 2008 annual incentive plan, suspension of our 2009 annual incentive plan and suspension of the employer 401(k) match, reduction of capital expenditures to maintenance levels, closure or idling of certain lines and strict management of working capital.  All of these actions have enhanced both earnings and cash flow in the first six months of 2009.  We expect these trends to continue and expect margin expansion in 2009 over 2008 actual results and expect to generate cash from continuing operations in 2009 in the range of $140 million to $150 million.

Critical Accounting Policies and Estimates

There were no changes in the six months ended June 30, 2009 with respect to our critical accounting policies, as presented in our 2008 Form 10-K, as re-casted and filed with the Securities and Exchange Commission (“SEC”) in a Form 8-K on July 27, 2009, to reflect (i) our retrospective application of the presentation of noncontrolling interests as provided by Statement of Financial Accounting Standards (“SFAS”) No. 160,  Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which was adopted by us on January 1, 2009, and (ii) presentation of our Integrated Nylon business as discontinued operations in accordance with the terms of the definitive sale agreement between us and the Buyer.

Results of Operations—Second Quarter 2009 Compared with Second Quarter 2008

Consolidated Results
	Successor
(dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$410	$577	$(167)	(29)%

Operating Income:
Reportable Segment Profit	$109	$72	$37	51%
Unallocated and Other	(19)	(3)	(16)	N.M.
Less: Depreciation and Amortization	(26)	(27)
Less: Other (Income) Loss and Net Income Attributable to Noncontrolling Interest included in Segment Profit and Unallocated and Other	2	(7)

Operating Income	$66	$35	$31	89%
Net Charges included in Operating Income	$(2)	$(47)

The decrease in net sales as compared to the second quarter 2008 resulted from decreased sales volumes of $167 million or 29 percent and the effect of unfavorable exchange rate fluctuations of $21 million or 4 percent, partially offset by higher selling prices of $21 million or 4 percent.  Lower sales volumes were realized by all of our reporting segments due to continued weakness in demand across the global construction, automotive and industrial markets related to the deterioration in the macro-economic environment which began in the fourth quarter of 2008. The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the prior year, due to our strong market positions in Europe by the Saflex and Technical Specialties reporting segments.  Higher selling prices were experienced primarily in our Technical Specialties reporting segment due to price increases initiated in the second quarter 2008 that have generally been retained in 2009 due to the generally favorable supply/demand structure in certain specialty chemical markets.

The increase in operating income as compared to the second quarter 2008 was a result of lower net charges, as further described below in the Summary of Events Affecting Comparability section, lower raw material and energy costs of approximately $23 million, effective implementation of cost containment initiatives, including those described in the Outlook section above, which resulted in better plant performance and lower selling, general and administrative expenses, partially offset by lower net sales, as described above, and lower fixed cost absorption.

Saflex
	Successor
(dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$160	$220	$(60)	(27)%

Segment Profit	$35	$17	$18	106%
Net Charges included in Segment Profit	$(4)	$(24)

The decrease in net sales as compared to the second quarter 2008 was a result of lower sales volumes of $46 million or 21 percent, unfavorable currency exchange rate fluctuations of $12 million or 5 percent and lower average selling prices of $2 million or 1 percent.  Lower sales volumes were due to the continued weakness in demand across the global construction and automotive markets, predominantly in Europe, partially offset by higher volumes in the solar energy market related to our introduction of SAFLEX® plastic interlayers for the thin-film photovoltaic market in 2008.  The unfavorable exchange rate fluctuations occurred primarily as a result of the increased strength of the U.S. dollar in relation to the Euro in comparison to the second quarter 2008.

The increase in segment profit in comparison to the second quarter 2008 was a result of lower net charges, lower raw material costs of $10 million, effective implementation of cost containment initiatives, which resulted in better plant performance and lower selling, general and administrative expenses, substantially offset by lower net sales, as described above, and lower fixed cost absorption.  Segment profit in the second quarter 2009 included a $3 million charge related to the general corporate restructuring and a $1 million charge related to the announced cessation of production of SAFLEX® plastic interlayer at our facility in Trenton, Michigan (“Trenton Facility”).  Segment profit in the second quarter 2008 included charges of $24 million resulting from the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting.

CPFilms
	Successor
(dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$54	$71	$(17)	(24)%

Segment Profit	$12	$16	$(4)	(25)%
Charges included in Segment Profit	$(2)	$(6)

The decrease in net sales as compared to the second quarter 2008 resulted primarily from lower sales volumes of $17 million or 24 percent and unfavorable currency exchange rate fluctuations of $1 million or 2 percent, partially offset by higher average selling prices of $1 million or 2 percent. The decrease in sales volumes were experienced across all global markets due to the continued impact of the severe global economic downturn and its effect on the automotive, residential housing, and commercial construction markets, but was more pronounced in Russia due to credit issues with our major distributor in the region.

The decrease in segment results in comparison to the second quarter 2008 resulted primarily from decreased net sales as described above, and lower fixed cost absorption, partially offset by lower charges, effective implementation of cost containment initiatives, which resulted in lower selling, general and administrative expenses, and lower raw material costs of $1 million.  Segment profit in the second quarter 2009 included a charge of $2 million related to the general corporate restructuring while segment profit in the second quarter 2008 included a charge of $6 million resulting from the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting.

Technical Specialties
	Successor
(dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$190	$275	$(85)	(31)%

Segment Profit	$62	$39	$23	59%
Net Gains (Charges) included in Segment Profit	$4	$(19)

The decrease in net sales as compared to the second quarter 2008 resulted from lower sales volumes of $99 million or 36 percent and unfavorable currency exchange rate fluctuations of $8 million or 3 percent, partially offset by higher average selling prices of $22 million or 8 percent. Lower sales volumes were experienced by all products within Technical Specialties due to the severe global economic downturn but this decrease, on a rate of decline basis, was more pronounced with our SANTOFLEX® antidegradants, SANTOCURE® and PERKACIT® primary accelerators and other rubber chemicals products.  The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening U.S. dollar in relation to the Euro in comparison to the second quarter 2008.  Higher average selling prices were experienced primarily by our CRYSTEX® insoluble sulphur, SANTOFLEX® antidegradants and THERMINOL® heat transfer fluids products.  The increase in selling prices is related to our global price increases initiated in the second quarter 2008 that have generally been retained in 2009 due to the generally favorable supply/demand profile in certain specialty chemical markets.

The increase in segment profit in comparison to the second quarter 2008 resulted primarily from higher selling prices, higher net gains, favorable exchange rate fluctuations, effective implementation of cost containment initiatives, including those described in the Outlook section above, which resulted in better plant performance and lower selling, general and administrative expenses, and lower raw material costs of $11 million, partially offset by lower sales volumes and lower fixed cost absorption. The favorable exchange rate fluctuation on segment profit is due to a higher percentage of our operating costs transacted in Euros than net sales in the same currency.  Segment profit in the second quarter 2009 included a $4 million net gain related to the closure of the Ruabon Facility. Segment profit in the second quarter 2008 included a charge of $13 million resulting from the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting and $6 million of charges related to the closure of the Ruabon Facility.

Unallocated and Other
	Successor
(dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Components of Unallocated and Other
Other Operations Segment Profit	$--	$5
Corporate Expenses	(10)	(12)
Share-Based Compensation Expense	(4)	(2)
Other Unallocated Income (Expense), net	(5)	6
Unallocated and Other results	$(19)	$(3)	$(16)	N.M.
Net Gains included in Unallocated and Other	$--	$6

Unallocated and Other results decreased due to lower net gains, higher losses on foreign currency, lower segment profit from other operations and higher charges for environmental remediation projects, partially offset by lower corporate expenses. Included in the results of Unallocated and Other in the second quarter 2008 are (i) a $3 million gain resulting from a surplus land sale recorded in other operations segment profit; (ii) a $4 million gain resulting from the settlement of emergence related incentive accruals recorded in other unallocated income; and (iii) a $1 million charge resulting from the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting recorded in other operations segment profit.

Corporate expenses decreased $2 million due to lower discretionary expenses, particularly on items described further in the Outlook section above.  After consideration of the aforementioned item in 2008, other unallocated income (expense), net decreased by $7 million primarily due to losses on foreign currency exposure and higher charges for environmental remediation projects.  The higher charges for environmental remediation projects is primarily related to increased legal spending on remediation projects in Anniston, Alabama as we seek recovery from other parties.  After consideration of the aforementioned items in 2008, profit from other operations decreased $3 million due to the severe global economic downturn.

Interest Expense
	Successor
(dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$30	$48	$(18)	(38)%
Charges included in Interest Expense	$8	$--

The decrease in interest expense as compared to the second quarter 2008 resulted principally from lower debt outstanding with lower interest rates in the second quarter 2009 than in 2008 and mark-to-market gains related to interest rate swap agreements in the second quarter 2009 after the discontinuance of hedge accounting in the first quarter 2009, partially offset by higher charges.  Included in our debt to fund our emergence from Chapter 11 was a $400 million senior unsecured bridge facility (“Bridge”), which was subsequently repaid late in the third quarter 2008.  The repayment of the Bridge resulted in lower debt outstanding in the second quarter 2009.  In addition, the interest rate on the Bridge was 15.50 percent and the repayment allowed our weighted average interest rate to decrease from 9.6 percent at June 30, 2008 to 7.3 percent at June 30, 2009.  In February 2009, we discontinued hedge accounting on our interest rate swap agreements related to our $1.2 billion senior secured term loan facility (“Term Loan”).  The mark-to-market gain on interest rate swap agreements in the second quarter 2009 was $9 million.  As interest rates fluctuate, mark-to-market gains or losses, which do not affect cash flow, will be recognized in interest expense.  These gains or losses may create volatility in our Consolidated Statement of Operations.

Interest expense in the second quarter 2009 includes charges of $8 million to write-off unamortized debt issuance costs and debt discount related to the repayment of the German term loan.

Income Tax Expense
	Successor
(dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense	$10	$--	$10	N.M.

Our tax expense or benefit is affected by the mix of income and losses in the tax jurisdiction in which we operate. We recorded income tax expense for the three months ended June 30, 2009 of $10 million on earnings in ex-U.S. tax jurisdictions combined with an increase in unrecognized tax benefits.  No income tax expense was recorded for the three months ended June 30, 2008 as income tax expense of $15 million, primarily attributable to income on continuing operations outside the U.S., was offset by deferred income tax benefit of an equal amount related to the amortization of an ex-U.S. fresh start inventory revaluation.

As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our U.S. net operating loss (“NOL”) carryforward.  If, in the future, we were to experience a change of ownership as defined by Section 382, the utilization of our NOL carryforward could be significantly limited.

As described in Note 17 - Subsequent Events to the accompanying consolidated financial statements, we adopted a NOL shareholder rights plan (“Rights Plan”) which is intended to avoid an "ownership change" within the meaning of Section 382 of the U.S. Internal Revenue Code and thereby preserve our ability to utilize our NOL carryforward and other tax benefits.  The Rights Plan does not ensure that our NOL carryforward will be protected from an ownership change as defined in the tax laws, and there can be no assurance that such an ownership change will not occur.

Discontinued Operations
	Successor
(dollars in millions)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Integrated Nylon business	$(13)	$(10)
Other	(1)	--
Loss from Discontinued Operations, net of tax	$(14)	$(10)	$(4)	(40)%

Loss from discontinued operations consists of the results of our Integrated Nylon and other previously divested businesses.  As described in Note 3 – Discontinued Operations to the accompanying consolidated financial statements, we sold our Integrated Nylon business on June 1, 2009 and recorded a loss on the sale in the second quarter 2009 of $6 million.

Combined Results of Operations—Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Consolidated Results
	Successor	Combined
(dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$749	$1,094	$(345)	(31)%

Operating Income:
Reportable Segment Profit	$185	$154	$31	20%
Unallocated and Other	(44)	(12)	(32)	(267)%
Less: Depreciation and Amortization	(51)	(47)
Less: Other (Income) Loss and Net Income Attributable to Noncontrolling Interest included in Segment Profit and Unallocated and Other	3	(9)

Operating Income	$93	$86	$7	8%
Net Charges included in Operating Income	$(1)	$(68)

The decrease in net sales as compared to the six months ended June 30, 2008 resulted from decreased sales volumes of $362 million or 33 percent and the effect of unfavorable exchange rate fluctuations of $35 million or 3 percent, partially offset by higher selling prices of $52 million or 5 percent. Lower sales volumes were realized by all of our reporting segments due to continued weakness in demand across the global construction, automotive and industrial markets related to the deterioration in the macro-economic environment which began in the fourth quarter of 2008.  The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the prior year, due to our strong market positions in Europe by the Saflex and Technical Specialties reporting segments.  Higher selling prices were experienced across all reporting segments, primarily in our Technical Specialties reporting segment, due to price increases initiated in the second quarter 2008 that have generally been retained in 2009 due to generally favorable supply/demand structure in certain specialty chemical markets.

The increase in operating income as compared to the six months ended June 30, 2008 resulted from lower net charges as further described below in the Summary of Events Affecting Comparability section, lower raw material and energy costs of approximately $29 million, effective implementation of cost containment initiatives, including those described in the Outlook section above, which resulted in better plant performance and lower selling, general and administrative expenses, partially offset by lower net sales, as described above, lower fixed cost absorption, and higher depreciation and amortization due to fresh-start accounting.

Saflex
	Successor	Combined
(dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$293	$413	$(120)	(29)%

Segment Profit	$54	$35	$19	54%
Net Charges included in Segment Profit	$(9)	$(37)

The decrease in net sales as compared to the six months ended June 30, 2008 was a result of lower sales volumes of $101 million or 24 percent and unfavorable currency exchange rate fluctuations of $20 million or 5 percent, partially offset by higher average selling prices of $1 million.  Lower sales volumes were due to the continued weakness in demand across the global construction and automotive markets as described above, predominantly in Europe, partially offset by higher volumes in the solar energy market related to our introduction of SAFLEX® plastic interlayers for the thin-film photovoltaic market in 2008.  The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening of the U.S. dollar in relation to the Euro in comparison to the comparable period in 2008.

The increase in segment profit in comparison to the six months ended June 30, 2008 resulted from lower net charges, lower raw material costs of $14 million, effective implementation of cost containment initiatives, which resulted in better plant performance and lower selling, general and administrative expenses, substantially offset by lower net sales as described above and lower fixed cost absorption.  Segment profit in the six months ended June 30, 2009 included (i) $11 million of charges related to the general corporate restructuring, (ii) a $7 million gain related to the reduction in the 2008 annual incentive plan and (iii) $5 million of charges related to the announced cessation of production of SAFLEX® plastic interlayer at our Trenton Facility.  Segment profit in the comparable period in 2008 included charges of $36 million resulting primarily from the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting and $1 million of severance and retraining costs.

CPFilms
	Successor	Combined
(dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$88	$133	$(45)	(34)%

Segment Profit	$13	$28	$(15)	(54)%
Net Charges included in Segment Profit	$(3)	$(10)

The decrease in net sales as compared to the six months ended June 30, 2008 resulted primarily from lower sales volumes of $45 million or 34 percent, and, to a lesser extent, unfavorable currency exchange rate fluctuations of $3 million or 2 percent, partially offset by higher average selling prices of $3 million or 2 percent.  The decrease in sales volumes were experienced across all global markets due to the severe global economic downturn and its effect on the automotive, residential housing, and commercial construction markets, but was more pronounced in Russia due to credit issues with our major distributor in the region.

The decrease in segment results in comparison to the six months ended June 30, 2008 resulted primarily from decreased net sales as described above, and lower fixed cost absorption, partially offset by effective implementation of cost containment initiatives, which resulted in lower selling, general and administrative expenses, and lower raw material costs of $2 million, partially offset by lower net charges.  Segment profit in the six months ended June 30, 2009 included charges of $3 million related to the general corporate restructuring while segment profit in the comparable period in 2008 included a charge of $10 million resulting from the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting.

Technical Specialties
	Successor	Combined
(dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$357	$527	$(170)	(32)%

Segment Profit	$118	$91	$27	30%
Net Gains (Charges) included in Segment Profit	$14	$(26)

The decrease in net sales as compared to the six months ended June 30, 2008 resulted from lower sales volumes of $206 million or 39 percent and unfavorable currency exchange rate fluctuations of $12 million or 2 percent, partially offset by higher average selling prices of $48 million or 9 percent.  The lower sales volumes have been experienced by all products within Technical Specialties due to the severe global economic downturn but this decrease, on a rate of decline basis, was more pronounced with our SANTOFLEX® antidegradants, SANTOCURE® and PERKACIT® primary accelerators and other rubber chemicals products.  The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening U.S. dollar in relation to the Euro in comparison to the comparable period in 2008.  Higher average selling prices were experienced primarily within CRYSTEX® insoluble sulphur, SANTOFLEX® antidegradants and THERMINOL® heat transfer fluids.  The increase in selling prices is related to our global price increases initiated in the second quarter 2008 that have generally been retained in 2009 due to the generally favorable supply/demand profile in certain specialty chemical markets.

The increase in segment profit in comparison to the six months ended June 30, 2008 resulted primarily from higher selling prices, higher net gains, favorable exchange rate fluctuations, effective implementation of cost containment initiatives, including those described in the Outlook section above, which resulted in better plant performance and lower selling, general and administrative expenses and lower raw material costs of $12 million, partially offset by lower sales volumes and lower fixed cost absorption.  The favorable exchange rate fluctuation on segment profit is due to a higher percentage of our operating costs transacted in Euros than net sales in the same currency. Segment profit in the six months ended June 30, 2009 included (i) a $12 million gain related to the reduction in the 2008 annual incentive plan, (ii) a $3 million net gain related to the closure of the Ruabon Facility and (iii) a $1 million charge related to the general corporate restructuring.  Segment profit in the comparable period in 2008 included a charge of $20 million resulting from the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting and $6 million of charges related to the closure of the Ruabon Facility.

Unallocated and Other
	Successor	Combined
(dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Components of Unallocated and Other
Other Operations Segment Profit (Loss)	$(4)	$4
Corporate Expenses	(23)	(20)
Share-Based Compensation Expense	(9)	(3)
Other Unallocated Income (Expense), net	(8)	7
Unallocated and Other results	$(44)	$(12)	$(32)	(267)%
Net Gains (Charges) included in Unallocated and Other	$(3)	$9

Unallocated and Other results decreased as compared to the six months ended June 30, 2008 due to lower net gains, losses on foreign currency exposure, higher charges for environmental remediation projects, higher share-based compensation expense, lower interest income and lower segment profit from other operations.  Included in the results of Unallocated and Other in the six months ended June 30, 2009 is (i) a charge of $7 million related to the general corporate restructuring with $5 million recorded in corporate expenses and $2 million recorded in other operations segment loss and (ii) a $4 million gain related to the reduction in the 2008 annual incentive plan.  In the comparable period in 2008, we recorded (i) a $3 million gain in corporate expenses related to joint settlements with Monsanto of legacy insurance policies with insolvent insurance carriers, (ii) a $3 million gain resulting from a surplus land sale recorded in other operations segment profit; (iii) a $4 million gain resulting from the settlement of emergence related incentive accruals recorded in other unallocated income; and (iv) a $1 million charge resulting from the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting recorded in other operations segment profit.

After consideration of the aforementioned items in 2009 and 2008, corporate expenses decreased $1 million primarily due to lower discretionary expenses, particularly on items described further in the Outlook section above. Share-based compensation expense increased $6 million due to higher share-based compensation expense on management incentive and director stock compensation plans adopted upon our emergence from bankruptcy.  Other unallocated income (expense), net decreased by $11 million primarily due to losses on foreign currency exposure, higher charges for environmental remediation projects and lower interest income.  The higher charges for environmental remediation projects is primarily related to increased legal spending on remediation projects in Anniston, Alabama as we seek recovery from other parties.  After consideration of the aforementioned items recorded in 2009 and 2008, other operations segment loss decreased by $4 million as compared to the comparable period in 2008 due to the severe global economic downturn.

Interest Expense
	Successor	Combined
(dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$67	$86	$(19)	(22)%
Charges included in Interest Expense	$8	$--

The decrease in interest expense as compared to the six months ended June 30, 2008 resulted principally from lower debt outstanding with lower interest rates in the six months ended June 30, 2009 than in 2008 and mark-to-market gains related to interest rate swap agreements in 2009 after the discontinuance of hedge accounting in the first quarter 2009, partially offset by higher charges.  As described above in the Results of Operations—Second Quarter 2009 Compared with Second Quarter 2008 section, we repaid the Bridge late in the third quarter 2008 which had an interest rate of 15.50 percent.  This resulted in lower debt outstanding during the six months ended June 30, 2009 and allowed our weighted average interest rate to decrease from 9.6 percent at June 30, 2008 to 7.3 percent at June 30, 2009.  In February 2009, we discontinued hedge accounting on our interest rate swap agreements related to our Term Loan.  The mark-to-market gain on interest rate swap agreements in the six months ended June 30, 2009 was $4 million.  As interest rates fluctuate, mark-to-market gains or losses, which do not affect cash flow, will be recognized in interest expense.  These gains or losses may create volatility in our Consolidated Statement of Operations.

Interest expense in the six months ended June 30, 2009 includes charges of $8 million to write-off unamortized debt issuance costs and debt discount related to the repayment of the German term loan.

Reorganization Items, net
	Successor	Combined
(dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Reorganization Items, net	$--	$1,433	$(1,433)	N.M.

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we were in reorganization under Chapter 11 of the U.S. Bankruptcy Code.  We did not record any charges in reorganization items in the six months ended June 30, 2009 due to our emergence from Chapter 11 on February 28, 2008.

Income Tax Expense
	Successor	Combined
(dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense	$3	$214	$(211)	N.M.

Our tax expense or benefit is affected by the mix of income and losses in the tax jurisdictions in which we operate.  We recorded income tax expense for the six months ended June 30, 2009 of $3 million related to earnings in ex-U.S. tax jurisdictions of $11 million combined with an increase in unrecognized tax benefits of $2 million, partially offset by the recognition of a previously unrecognized tax benefit of $10 million.  The income tax expense recorded for the six months ended June 30, 2008 was primarily attributable to emergence and the effect of adopting fresh-start accounting, which accounted for $202 million of the total.  The remaining $12 million of income tax expense for the six months ended June 30, 2008 was related to income on continuing operations outside the U.S.

As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our NOL carryforward.  If, in the future, we were to experience a change of ownership as defined by Section 382, the utilization of our NOL carryforward could be significantly limited.

As described in Note 17 - Subsequent Events to the accompanying consolidated financial statements, we adopted a Rights Plan which is intended to avoid an "ownership change" within the meaning of Section 382 of the U.S. Internal Revenue Code and thereby preserve our ability to utilize our NOL carryforward and other tax benefits.  The Rights Plan does not ensure that our NOL carryforward will be protected from an ownership change as defined in the tax laws, and there can be no assurance that such an ownership change will not occur.

Discontinued Operations
	Successor	Combined
(dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)	% Increase (Decrease)

Integrated Nylon business	$(170)	$180
Other	1	--
Income (Loss) from Discontinued Operations, net of tax	$(169)	$180	$(349)	(194)%
Reorganization items included in income (loss) from discontinued operations	$--	$212

Income (Loss) from discontinued operations consists of the results of our Integrated Nylon and other previously divested businesses.

As described in Note 3 – Discontinued Operations to the accompanying consolidated financial statements, we sold our Integrated Nylon business on June 1, 2009 and recorded a loss on the sale in the six months ended June 30, 2009 of $76 million.

In addition to the loss on the sale of Integrated Nylon, the results of Integrated Nylon decreased as compared to the six months ended June 30, 2008 due to a $31 million charge, net of tax, to write down the carrying value of long-lived assets to zero, the implementation of fresh-start accounting as a result of our emergence from bankruptcy, lower sales volumes, lower selling prices and lower asset utilization, partially offset by lower raw material costs.  The reorganization items included in the results of Integrated Nylon included primarily the elimination of the LIFO reserve of $204 million and the step-up in basis of the inventory of $7 million.

Summary of Events Affecting Comparability

Charges and gains recorded in the six months ended June 30, 2009 and 2008 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2009 Events
Increase/(Decrease)	Saflex	CPFilms	Technical Specialties	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$(2)	$--	$(3)	$(1)	$(6)	(a)
	2	1	--	1	4	(b)
	5	--	--	--	5	(c)
	--	--	(3)	--	(3)	(d)
Selling, general and administrative expenses	(4)	--	(9)	(3)	(16)	(a)
	8	2	1	6	17	(b)
Research, development and other operating expenses	(1)	--	--	--	(1)	(a)
	1	--	--	--	1	(b)
Operating Income Impact	(9)	(3)	14	(3)	(1)

Interest expense	--	--	--	(8)	(8)	(e)
Pre-tax Income Statement Impact	$(9)	$(3)	$14	$(11)	(9)
Income tax impact					(2)	(f)
After-tax Income Statement Impact					$(7)

(a)	Gain related to the reduction in the 2008 annual incentive plan ($23 million pre-tax and $20 million after-tax).
(b)	Severance and retraining costs related to the general corporate restructuring ($21 million pre-tax and $17 million after-tax).
(c)	Charges related to the announced closure of the SAFLEX® plastic interlayer production line at the Trenton Facility ($5 million pre-tax and after-tax).
(d)	Net gains related to the announced closure of the Ruabon Facility ($3 million pre-tax and $2 million after-tax).
(e)	Charges related to the repayment of the German term loan to write-off unamortized debt issuance costs and debt discount ($8 million pre-tax and $6 million after-tax).
(f)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2008 Events
Increase/(Decrease)	Saflex	CPFilms	Technical Specialties	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$36	$10	$20	$1	$67	(a)
	--	--	6	--	6	(b)
	--	--	--	(3)	(3)	(c)
	1	--	--	--	1	(d)
Research, development and other operating expenses	--	--	--	(3)	(3)	(e)
Operating Income Impact	(37)	(10)	(26)	5	(68)

Other income (loss), net	--	--	--	4	4	(f)
Reorganization Items, net	--	--	--	1,433	1,433	(g)
Pre-tax Income Statement Impact	$(37)	$(10)	$(26)	$1,442	1,369
Income tax impact					187	(h)
After-tax Income Statement Impact					$1,182

(a)	Charges resulting from the expensing of the step-up in basis of our inventory in accordance with fresh-start accounting ($67 million pre-tax and $52 million after-tax).
(b)	Charges related to the announced closure of the Ruabon Facility ($6 million pre-tax and after-tax).
(c)	Gain resulting from settlements of legacy insurance policies with insolvent insurance carriers ($3 million pre-tax and after-tax).
(d)	Restructuring costs related principally to severance and retraining costs ($1 million pre-tax and after-tax).
(e)	Gain resulting from a surplus land sale ($3 million pre-tax and after-tax).
(f)	Gain resulting from the settlement of emergence related incentive accruals ($4 million pre-tax and after-tax).
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

Financial Condition and Liquidity

As of June 30, 2009, our total liquidity was $211 million, which was comprised of $83 million in cash and $128 million in availability under our Revolver.  Our Revolver is limited to the lesser of the amount of the borrowing base, as defined, but generally calculated as a percentage of allowable inventory and trade receivables or $450 million.  As of June 30, 2009, our borrowing base was $172 million with availability reduced by required letters of credit of $44 million.   There were no borrowings outstanding at June 30, 2009.

As discussed in Note 3 – Discontinued Operations to the accompanying consolidated financial statements, we completed our divestiture of the Integrated Nylon business, which included the sale of related inventory and trade receivables, in the second quarter of 2009.  Although one effect of this transaction was a reduction of our Revolver borrowing base, this negative impact on liquidity was partially offset by the proceeds of the divestiture and the release of $25 million in required letters of credit.  The remaining liquidity shortfall was more than offset upon the completion of our sale of 24.7 million shares of common stock whereby $119 million of proceeds were received with $74 million used to repay our German term loan and the remainder used to repay our Revolver.

We continue to have a significant focus on maximizing our cash flow and liquidity.  To this end, certain actions identified previously in the Outlook section of Management’s Discussion and Analysis are expected to maintain or enhance our liquidity.  For the remainder of 2009, our anticipated use of cash includes fulfillment of our financial, pension, environmental, restructuring and tax obligations, in addition to certain capital expenditures necessary to satisfy our maintenance and safety requirements.   Capital expenditure use of cash is estimated to range between $40 million and $50 million for the twelve months ended 2009.  To the extent required to fund certain seasonal demands of our operations, an additional use of cash may be to fund working capital although management has instituted significant monitoring procedures and, as a result, expects this use of cash to be minimal.  Other sources of liquidity may include additional lines of credit, financing other assets, customer receivables and/or asset sales, all of which are allowable, with certain limitations, under our existing credit agreements.

In summary, we expect that our cash on hand, coupled with future cash flows from operations and other sources of liquidity, including our Revolver, will provide sufficient liquidity to allow us to meet our projected cash requirements.  However, common with other companies with similar exposure to global economic and financial events, one or more financial institutions may cease to be able to fulfill their funding obligations and we may not be able to access substitute capital.  Also, we may experience a decline in the demand for our products, which could impact our ability to generate cash from operations.

Debt Covenants

Our Term Loan and Revolver (“Financing Agreements”) include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt.  The financial covenants for all measurement periods for the year ended December 31, 2009 are (i) Leverage Ratio:  limitation of maximum leverage ratio comprised of gross debt to trailing twelve-month continuing operations Adjusted EBITDA or earnings from continuing operations before interest, income taxes, depreciation and amortization, reorganization items, non-cash share-based compensation expense and unusual gains and charges (as that term is defined in the Financing Agreements); (ii) Fixed Charge Ratio:  maintenance of a minimum fixed charge coverage ratio comprised of trailing twelve-month (“TTM”) continuing operations Adjusted EBITDA, as reduced by TTM continuing operations capital expenditures, to Fixed Charges (as defined in the Financing Agreements, as the sum of cash interest expense, net, TTM cash income taxes and annualized debt amortization under our Term Loan) ratio; and iii) Maximum Capital Expenditures.  Below is a summary of our actual performance under these financial covenants as of June 30, 2009 along with a summary of the contractually agreed to financial covenants for each of the two remaining measurement periods in 2009.

	June 30, 2009		September 30, 2009	December 31, 2009
	Actual	Covenant	Covenant	Covenant

Max Leverage Ratio	3.49	4.50	4.25	4.25
Min Fixed Charge Ratio	1.78	1.15	1.15	1.15
Max Capital Expenditures	n.a	n.a.	n.a	$252

As the above table indicates, the Leverage Ratio covenant reduces to 4.25 by the end of the third quarter 2009 and the Fixed Charge Ratio covenant remains consistent throughout 2009 at 1.15.  We are projecting a reduction in our TTM Adjusted EBITDA (as that term is defined in the Financing Agreements) in the third quarter of 2009 due primarily to lower year over year sales volumes.  This expectation in actual results, combined with the scheduled reduction in the Leverage Ratio covenant noted above, will result in reduced cushion in actual performance versus the required covenants for the remaining quarters of 2009.

Cash Flows - Continuing Operations

Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:
	Successor	Combined
Cash Flow Summary – Continuing Operations (dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)

Cash provided by operating activities before reorganization items	$89	$34	$55
Cash used in reorganization activities	--	(375)	375
Cash provided by (used in) operating activities	89	(341)	430
Cash provided by (used in) investing activities	(23)	6	(29)
Cash provided by (used in) financing activities	(95)	339	(434)
Net change in cash for period attributable to continuing operations	$(29)	$4	$(33)

Operating activities:  Cash provided by operating activities was $89 million for the first six months of 2009, a $430 million increase as compared to the $341 million used in operations for the comparable period in 2008.  The increase is primarily attributable to a lack of reorganization activities in 2009 which required a cash usage of $375 million in 2008, primarily to facilitate our emergence from bankruptcy.  Cash provided by operating activities before reorganization items increased $55 million as compared to the $34 million provided by operations for the comparable period in 2008.  This increase was due to higher operating income in spite of lower sales, lower payments on interest expense, taxes, environmental remediation liabilities and our postretirement obligations, lower working capital requirements as partially offset by higher cash payments on restructuring activities.  Furthermore, the first six months of 2008 includes cash payments on our annual incentive plan which was significantly reduced for the comparable period in 2009.   Required contributions to our U.S. pension plans, which can fluctuate based upon minimum funding requirements, decreased $11 million in 2009 and payments on our U.S. other postretirement obligations were $9 million lower in 2009.  The lower payments on other postretirement obligations was due to reimbursement to us by a fund established at our emergence from bankruptcy restricted to pay certain liabilities assumed by us upon our spinoff from Pharmacia (“Legacy Liabilities”) in addition to lower cash requirements on other postretirement obligations which are not included within the definition of Legacy Liabilities.  The reduction in other postretirement obligation payments is expected to continue indefinitely as the balance remaining in this restricted fund at June 30, 2009, attributable to pre-spin other post retirement obligations, is $169 million, which effectively defeases the corresponding Legacy Liability.  We will, however, continue to remain liable for payments on other postretirement obligations which are not included within the definition of Legacy Liabilities.

Investing activities:  Cash used in investing activities was $23 million for the first six months of 2009, a $29 million increase as compared to $6 million provided by investing activities for the comparable period in 2008.  In the second quarter of 2008, we sold our corporate headquarters building which provided $43 million of cash.   For the first six months in 2009, the majority of growth related capital projects were ceased in reaction to the global economic slowdown first experienced by us in the fourth quarter of 2008, which resulted in a reduction of $17 million in property, plant and equipment purchases for the first six months of 2009 as compared to the comparable period in 2008.

Financing activities:  Cash used in financing activities was $95 million for the first six months in 2009, compared with $339 million of cash provided by financing activities in 2008.   During the first six months of 2009 we used $119 million in cash provided by the sale of common stock, along with proceeds received on the sale of our Integrated Nylon business and cash provided by operations, to fully repay our Revolver along with $6 million on our Term Loan.  On February 28, 2008, as more fully described in Note 1 – Background and Basis of Presentation to the accompanying consolidated financial statements, we emerged from bankruptcy.  This event required a complete recapitalization of our debt and equity structure and, after repayment of all debt obligations outstanding at that time, resulted in net proceeds of $351 million.  Of this amount, $250 million was used to establish certain funds restricted for future payments related to Legacy Liabilities and the remainder was used to pay certain secured and administrative claims and to provide additional liquidity for operations.

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

	Successor	Successor
Working Capital – Continuing Operations (dollars in millions)	June 30, 2009	December 31, 2008	Increase (Decrease)

Cash and cash equivalents	$83	$32
Trade receivables, net	232	227
Inventories	284	341
Other current assets	153	195
Total current assets	$752	$795

Accounts payable	$136	$170
Accrued liabilities	218	259
Short-term debt, including current maturities of long-term debt	21	37
Total current liabilities	$375	$466

Working Capital	$377	$329	$ 48

Our working capital used for continuing operations increased $48 million primarily as a result of higher cash and lower short-term debt reflecting our 2009 focus on preserving and enhancing our liquidity position.  Our other working capital requirements decreased modestly predominantly due to continued strict management of required balances and a $23 million reduction in the 2008 annual incentive plan liability.

From time to time, beginning with the month subsequent to our emergence from bankruptcy, we sell trade receivables without recourse to third parties.  In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities as amended by SFAS No. 156, Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140, trade receivables were removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $6 million and $20 million at June 30, 2009 and December 31, 2008, respectively.  The average monthly amounts of trade receivables sold were $11 million for the six months ended June 30, 2009.  Discounts (losses) on sales of trade receivables were less than $1 million.  These losses primarily represented the costs of funds and were included as a reduction in operating income.

Cash Flows - Discontinued Operations

	Successor	Combined
Cash Flow Summary – Discontinued Operations (dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)

Cash provided by (used in) operating activities	$59	$(96)	$155
Cash provided by (used in) investing activities	21	(34)	55
Net change in cash for period attributable to discontinued operations	$80	$(130)	$210

On March 31, 2009, we entered into a definitive agreement to sell our Integrated Nylon business for $50 million in cash, subject to adjustment for changes in working capital, a two percent equity stake in the new company and $4 million in deferred cash, which subsequently closed on June 1, 2009.  Throughout 2009, including the period from the point we entered into the sale agreement and up to the date the sale closed, we aggressively worked to monetize the working capital balances historically required by this business, which resulted in cash provided by operating activities for discontinued operations of $59 million as compared to cash used in operating activities of $96 million for the six months ended June 30, 2008; an increase of $155 million.  Because the working capital balances of the business at close were less than anticipated, a working capital adjustment of $20 million was offset against the sales price resulting in our receipt of $30 million of gross proceeds.  Cash provided by investing activities increased $55 million in the six months ended June 30, 2009 as compared to the comparable period in 2008, in part, due to the receipt of these funds as offset by $4 million in costs to sell this business.  A reduction in cash used for capital expenditures accounts for the remaining increase in cash provided by investing activities.

Over the course of the third and fourth quarters of 2009, the payment of retained liabilities associated with certain pre-divestiture restructuring activities, compensation agreements, transition services and settlement of the final working capital adjustment with the Buyer, could total up to a net of $25 million.  It is unlikely a resolution of the Lyondell proceedings discussed in Note 3 – Discontinued Operations to the accompanying consolidated financial statements will be completed in 2009 due to the inherent complexities of bankruptcy proceedings.

Pension Funding

According to current IRS funding rules, we will make contributions to our Solutia and Solutia Union Pension Plans of approximately $26 million in 2009.  Approximately $10 million of these required contributions were made in the six months ended June 30, 2009.  We also expect to fund approximately $10 million in pension contributions to our foreign pension plans in 2009, of which $3 million was contributed in the six months ended June 30, 2009.  Actual contributions to the plans may differ as a result of a variety of factors, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and whether we choose to contribute our common stock rather than cash to the plans.

Contingencies

See Note 9 – Commitments and Contingencies to the accompanying consolidated financial statements for a summary of our contingencies as of June 30, 2009.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the six months ended June 30, 2009 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” as presented in our 2008 Form 10-K, as re-casted and filed with the SEC in a Form 8-K on July 27, 2009, to reflect (i) our retrospective application of the presentation of noncontrolling interests as provided by Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which was adopted by us on January 1, 2009, and (ii) presentation of our Integrated Nylon business as discontinued operations in accordance with the terms of the definitive sale agreement between us and the Buyer.

Item 4.  CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in timely accumulating and communicating them to material information relating to us and our consolidated subsidiaries that is required to be included in our periodic SEC filings.  The Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that we record, process, summarize, and report the required disclosure information within the specified time periods.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Continued Extreme Disruption in Global Financial Markets and Sustained Weakening in our Markets Could Significantly Impact our Results of Operations, Liquidity and Long Term Anticipated Growth Rate

The global economy is currently in a pronounced economic downturn.  As widely reported, markets in the United States, Europe and Asia have been experiencing extreme disruption, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, extreme fluctuations in commodity prices, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability.  Although governments around the world are enacting various economic stimulus programs, there can be no assurance as to the timing or effectiveness of such programs.  The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products, our ability to procure necessary raw materials from suppliers, our ability to secure credit from our suppliers at terms granted to us historically and our ability to collect from our customers amounts due on trade receivables at terms previously experienced by us.  While we are not a direct Tier 1 supplier to domestic automotive manufacturers, many of our customers are.  Bankruptcy filings by domestic automotive manufacturers could impact our ability to collect accounts receivable from customers who are Tier 1 suppliers.  Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending that impact the construction, home furnishings, automotive, rubber chemicals and aviation and transportation markets.  The weakening of these markets, if not temporary, could significantly impact our results of operations, our liquidity and our long-term anticipated growth rate.  Further, stemming from our  emergence from bankruptcy in early 2008, the carrying amount of our goodwill and intangible assets was established at fair value as of February 28, 2008 and therefore is more susceptible to impairment if business operation results and/or macroeconomic conditions deteriorate.  Impairment charges, if any, could be material to our results of operations.  We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.  However, if macroeconomic conditions continue to worsen, it is possible these factors could result in a decline in our future profitability and cash from operating activities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c ) Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2009	286	$2.30	0	$0
May 1-31, 2009	119,959	$5.23	0	$0
June 1 -30, 2009	0	$0.00	0	$0
Total	120,245	$5.23	0	$0

(1)	Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.
(2)
Average price paid per share reflects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 22, 2009.  The Board of Directors of the Company nominated Robert K. deVeer, Jr. and Gregory C. Smith for re-election as directors.  They were re-elected for a three year term that will expire in 2012.  Votes were cast as follows:

Director	For	Against	Abstain
R. K. deVeer, Jr.	68,015,396	15,835,736	10,360
G. C. Smith	67,983,029	15,867,784	10,679

The terms of office of Eugene I. Davis, James P. Heffernan and W. Thomas Jagodinski, Class II Directors, will expire at the 2010 Annual Meeting.  The terms of office of Jeffry N. Quinn. William T. Monahan,  Robert A. Peiser, Class III Directors, will expire at the 2011 Annual Meeting.

The appointment by the Board of Directors of Deloitte & Touche LLP as independent auditors for the calendar year 2009 was ratified by a vote of the stockholders.  The Board recommended a vote for the proposal.  Votes were cast as follows:

Affirmative votes	83,538,038
Negative votes	313,449
Abstentions	10,005

ITEM 6.  EXHIBITS

See the Exhibit Index at page 47 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC.
(Registrant)
By:	/s/ TIMOTHY J. SPIHLMAN
Timothy J. Spihlman
(Vice President and Controller)
(On behalf of the Registrant and as
Principal Accounting Officer

Dated: July 28, 2009

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
3.3
Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, par value $0.01 per share, of Solutia Inc., included as Exhibit A to the Rights Agreement, dated July 27, 2009 filed as Exhibit 3.1 to Solutia's Current Report on Form 8-K filed on July 27, 2009

4.1
382 Rights Agreement, dated as of July 27, 2009, between Solutia Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock as Exhibit A and the Summary of Rights as Exhibit C.  (incorporated by reference to Exhibit 3.1 to Solutia's Current Report on Form 8-K filed on July 27, 2009)

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