Form 10-Q
period 2009-10-27
SOLUTIA INC
filed 2009-10-27
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ___    No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Stock, $0.01 par value	121,446,776 shares

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Successor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Net Sales	$448	$587
Cost of goods sold	312	431
Gross Profit	136	156
Selling, general and administrative expenses	53	75
Research, development and other operating expenses, net	8	3
Operating Income	75	78
Interest expense	(31)	(42)
Other income (loss), net	(1)	4
Income from Continuing Operations Before Income Tax Expense	43	40
Income tax expense	12	17
Income from Continuing Operations	31	23
Loss from Discontinued Operations, net of tax	--	(28)
Net Income (Loss)	31	(5)
Net Income attributable to noncontrolling interest	2	2
Net Income (Loss) attributable to Solutia	$29	$(7)

Basic and Diluted Income (Loss) per Share:
Income from Continuing Operations attributable to Solutia	$0.24	$0.28
Loss from Discontinued Operations	--	(0.37)
Net Income (Loss) attributable to Solutia	$0.24	$(0.09)

SOLUTIA INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Successor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Net Income (Loss)	$31	$(5)
Other Comprehensive Income (Loss):
Currency translation adjustments	28	(62)
Pension settlement charge	6	--
Unrealized gain on derivative instruments	--	(13)
Actuarial loss arising during the three months ended September 30, 2009	(8)	--
Amortization of net actuarial gain	(1)	--
Comprehensive Income (Loss)	56	(80)
Comprehensive Income attributable to noncontrolling interest	2	2
Comprehensive Income (Loss) attributable to Solutia	$54	$(82)

  See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2009	Seven Months Ended September 30, 2008	Two Months Ended February 29, 2008

Net Sales	$1,197	$1,346	$335
Cost of goods sold	858	1,063	241
Gross Profit	339	283	94
Selling, general and administrative expenses	157	164	42
Research, development and other operating expenses, net	14	4	3
Operating Income	168	115	49
Interest expense (a)	(98)	(107)	(21)
Other income (loss), net	(3)	13	3
Reorganization items, net	--	--	1,433
Income from Continuing Operations Before Income Tax Expense	67	21	1,464
Income tax expense	15	17	214
Income from Continuing Operations	52	4	1,250
Income (Loss) from Discontinued Operations, net of tax	(169)	(52)	204
Net Income (Loss)	(117)	(48)	1,454
Net Income attributable to noncontrolling interest	3	5	--
Net Income (Loss) attributable to Solutia	$(120)	$(53)	$1,454

Basic and Diluted Income (Loss) per Share:
Income (Loss) from Continuing Operations attributable to Solutia	$0.48	$(0.01)	$11.96
Income (Loss) from Discontinued Operations	(1.65)	(0.78)	1.95
Net Income (Loss) attributable to Solutia	$(1.17)	$(0.79)	$13.91

(a)	Predecessor excludes unrecorded contractual interest expense of $5 in the two months ended February 29, 2008.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2009	Seven Months Ended September 30, 2008	Two Months Ended February 29, 2008

Net Income (Loss)	$(117)	$(48)	$1,454
Other Comprehensive Income (Loss):
Currency translation adjustments	47	(40)	32
Unrealized gain (loss) on derivative instruments	4	(9)	--
Pension settlement charge	26	--	--
Amortization of prior service gain	--	--	(3)
Amortization of net actuarial loss	1	--	2
Actuarial loss arising during the two months ended February 29, 2008, net of tax of $2	--	--	(64)
Actuarial loss arising during the nine months ended September 30, 2009	(8)	--	--
Prior service gain arising during the two months ended February 29, 2008	--	--	109
Fresh-start accounting adjustment	--	--	(30)
Comprehensive Income (Loss)	(47)	(97)	1,500
Comprehensive Income attributable to noncontrolling interest	3	5	--
Comprehensive Income (Loss) attributable to Solutia	$(50)	$(102)	$1,500

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$111	$32
Trade receivables, net of allowances of $1 in 2009 and $0 in 2008	268	227
Miscellaneous receivables	88	110
Inventories	273	341
Prepaid expenses and other assets	55	85
Assets of discontinued operations	6	490
Total Current Assets	801	1,285
Property, Plant and Equipment, net of accumulated depreciation of $111 in 2009 and $56 in 2008	931	952
Goodwill	511	511
Identified Intangible Assets, net	814	823
Other Assets	151	163
Total Assets	$3,208	$3,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$139	$170
Accrued liabilities	203	259
Short-term debt, including current portion of long-term debt	31	37
Liabilities of discontinued operations	58	302
Total Current Liabilities	431	768
Long-Term Debt	1,167	1,359
Postretirement Liabilities	443	465
Environmental Remediation Liabilities	262	279
Deferred Tax Liabilities	189	202
Other Liabilities	107	132

Commitments and Contingencies (Note 9)

Shareholders’ Equity :
Common stock at $0.01 par value; (500,000,000 shares authorized, 121,864,293 and 94,392,772 shares issued in 2009 and 2008, respectively)	1	1
Additional contributed capital	1,608	1,474
Treasury shares, at cost (417,517 in 2009 and 77,132 in 2008)	(2)	--
Accumulated other comprehensive loss	(216)	(286)
Accumulated deficit	(788)	(668)
Total Shareholders’ Equity attributable to Solutia	603	521
Equity attributable to non-controlling interest	6	8
Total Shareholders’ Equity	609	529
Total Liabilities and Shareholders’ Equity	$3,208	$3,734

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2009	Seven Months Ended September 30, 2008	Two Months Ended February 29, 2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net income (loss)	$(117)	$(48)	$1,454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Net income attributable to noncontrolling interest	(3)	(5)	--
(Income) Loss from discontinued operations, net of tax	169	52	(204)
Depreciation and amortization	78	64	11
Revaluation of assets and liabilities, net of tax	--	--	(1,383)
Discharge of claims and liabilities, net of tax	--	--	100
Other reorganization items, net	--	--	52
Pension obligation related expense less than contributions	(24)	(39)	(18)
Other postretirement benefit obligation related expense less than contributions	(8)	--	(6)
Deferred income taxes	3	(22)	5
Amortization of deferred debt issuance costs	15	10	--
Loss (gain) on sale of assets	5	(8)	--
Other charges (gains) including restructuring expenses	19	67	(2)
Changes in assets and liabilities:
Income taxes payable	4	14	5
Trade receivables	(42)	14	(24)
Inventories	66	(19)	(34)
Accounts payable	(18)	21	31
Environmental remediation liabilities	(14)	(7)	(1)
Restricted cash for environmental remediation and other legacy payments	24	12	--
Other assets and liabilities	(34)	19	(2)
Cash Provided by (Used in) Continuing Operations before Reorganization Activities	123	125	(16)
Reorganization Activities:
Establishment of VEBA retiree trust	--	--	(175)
Establishment of restricted cash for environmental remediation and other legacy payments	--	--	(46)
Payment for allowed secured and administrative claims	--	--	(79)
Professional service fees	--	(30)	(31)
Other reorganization and emergence related payments	--	--	(17)
Cash Used in Reorganization Activities	--	(30)	(348)
Cash Provided by (Used in) Operations – Continuing Operations	123	95	(364)
Cash Provided by (Used in) Operations – Discontinued Operations	58	(122)	(48)
Cash Provided by (Used in) Operations	181	(27)	(412)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(27)	(52)	(15)
Acquisition and investment payments	(2)	(2)	--
Investment proceeds and property disposals	3	53	--
Cash Used in Investing Activities – Continuing Operations	(26)	(1)	(15)
Cash Provided by (Used in) Investing Activities – Discontinued Operations	16	(27)	(14)
Cash Used in Investing Activities	(10)	(28)	(29)

FINANCING ACTIVITIES:
Net change in lines of credit	(13)	28	--
Proceeds from long-term debt obligations	70	--	1,600
Net change in long-term revolving credit facilities	(181)	(3)	190
Proceeds from stock issuances	119	422	250
Proceeds from short-term debt obligations	22	--	--
Payment of short-term debt obligations	(15)	--	(966)
Payment of long-term debt obligations	(83)	(434)	(366)
Payment of debt obligations subject to compromise	--	--	(221)
Debt issuance costs	(4)	(1)	(136)
Purchase of treasury shares	(2)	--	--
Other, net	(5)	(2)	--
Cash Provided by (Used in) Financing Activities	(92)	10	351

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79	(45)	(90)
CASH AND CASH EQUIVALENTS:
Beginning of period	32	83	173
End of period	$111	$38	$83

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$83	$85	$43
Cash payments for income taxes, net of refunds	9	15	4

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Equity attributable to Solutia
	Common Stock	Additional Contributed Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Equity Attributable to Noncontrolling Interest	Total Shareholders’ Equity
Beginning Balance – January 1, 2009	$1	$1,474	$--	$(286)	$(668)	$8	$529
Comprehensive income:
Net loss	--	--	--	--	(159)	--	(159)
Currency translation adjustments	--	--	--	(37)	--	--	(37)
Unrealized gain on derivative instruments	--	--	--	4	--	--	4
Amortization of net actuarial loss	--	--	--	2	--	--	2
Dividends attributable to noncontrolling interest	--	--	--	--	--	(2)	(2)
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	6	--	--	--	--	6
Ending Balance – March 31, 2009	1	1,480	(1)	(317)	(827)	6	342
Comprehensive income:
Net income	--	--	--	--	10	1	11
Currency translation adjustments	--	--	--	56	--	--	56
Pension settlement charge	--	--	--	20	--	--	20
Issuance of common stock	--	119	--	--	--	--	119
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	5	--	--	--	--	5
Ending Balance – June 30, 2009	1	1,604	(2)	(241)	(817)	7	552
Comprehensive income:
Net income	--	--	--	--	29	2	31
Currency translation adjustments	--	--	--	28	--	--	28
Pension settlement charge	--	--	--	6	--	--	6
Actuarial loss arising during the year	--	--	--	(8)	--	--	(8)
Amortization of net actuarial gain	--	--	--	(1)	--	--	(1)
Dividends attributable to noncontrolling interest	--	--	--	--	--	(3)	(3)
Share-based compensation expense	--	4	--	--	--	--	4
Ending Balance – September 30, 2009	$1	$1,608	$(2)	$(216)	$(788)	$6	$609

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Background and Basis for Presentation

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we”, “us” and “our” in this report refer to Solutia Inc. and its subsidiaries.  The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Therefore, this Report on Form 10-Q should be read in conjunction with Solutia’s Report on Form 10-K for the fiscal year ended December 31, 2008, as recast July 27, 2009 and October 5, 2009 on Form 8-K to reflect (i) our retrospective application of the presentation of noncontrolling interests as provided by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810 Consolidation, adopted on January 1, 2009, (ii) presentation of our Integrated Nylon business as discontinued operations in accordance with the terms of the definitive sale agreement between us and an affiliate of S.K. Capital Partners II, L.P. (“Buyer”), a New York-based private equity firm, and (iii) presentation of condensed consolidating financial statements pursuant to Rule 3-10 of Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.  Financial information for the first nine months of fiscal year 2009 should not be annualized because of the seasonality of our business.

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

The consolidated financial statements for the period in which we were in bankruptcy were prepared in accordance with ASC 852 Reorganizations (“ASC 852”).  The consolidated financial statements were also prepared on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business.  In accordance with ASC 852, we adopted fresh-start accounting as of the Effective Date.  However, due to the proximity of the Effective Date to the February month end, for accounting convenience purposes, we have reported the effects of fresh-start accounting as if they occurred on February 29, 2008.  The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Solutia Inc. and its subsidiaries for the periods following March 1, 2008 (“Successor”), and of Solutia Inc. and its subsidiaries for the periods through February 29, 2008 (“Predecessor”).

Management has evaluated subsequent events through October 27, 2009, the date which the financial statements were issued, and has concluded that no material events or transactions took place which would require disclosure, except those discussed in Note 17 – Subsequent Events.

2.  Recently Issued and Adopted Accounting Standards

In June 2009, the FASB issued the ASC to serve as the sole source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the Securities and Exchange Commission ("SEC") and its staff. The ASC changes the referencing of financial reporting standards but is not intended to change U.S. GAAP.  This standard is effective for interim or annual financial reporting periods ending after September 15, 2009. As the ASC did not alter existing U.S. GAAP, it did not have any impact on our consolidated financial statements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

In May 2009, the FASB issued guidance referenced in ASC 855 Subsequent Events (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires the disclosure of the date through which these events are evaluated.  This statement is effective for interim and annual periods ending after June 15, 2009 and accordingly, we adopted this guidance effective April 1, 2009.

In April 2009, the FASB issued guidance, referenced in ASC 825 Financial Instruments (“ASC 825”), which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements.  The additional requirements of ASC 825 also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  Previously, these disclosures were required only in annual financial statements.  The additional requirements of ASC 825 are effective for interim reporting periods ending after June 15, 2009.  The adoption of the additional requirements of ASC 825 did not have any financial impact on our consolidated financial statements and the interim disclosures can be found at Note 11 – Fair Value of Financial Instruments.

In March 2008, the FASB issued guidance, referenced in ASC 815 Derivatives and Hedging (“ASC 815”), which requires enhanced disclosures about a company’s derivative instruments and hedging activities and was effective for fiscal years beginning after November 15, 2008.  The adoption of ASC 815 on January 1, 2009 did not have any financial impact on our consolidated financial statements and the additional disclosures can be found at Note 10 – Derivatives and Risk Management.

In February 2008, the FASB issued guidance, referenced in ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), which delayed the effective date of accounting for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  Accordingly, on January 1, 2009, we adopted the additional requirements of ASC 820 which can be found at Note 3 – Divestitures.

In December 2007, the FASB issued guidance, referenced in ASC 810 Consolidation, which established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary through the use of disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited.  We have retrospectively adopted this guidance effective January 1, 2009 and as a result, have reclassified our noncontrolling interest in a joint venture for prior periods on the Consolidated Statement of Financial Position from Other Liabilities to a separate line item in the equity section.  The income attributable to the noncontrolling interest was also reclassified from Other Income (Loss), net on the Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income (Loss) to a separate line item.

3.  Divestitures

    On June 1, 2009, we sold substantially all the assets and certain liabilities, including environmental remediation liabilities and pension liabilities of active employees, of our Integrated Nylon business to the Buyer.  During the nine months ended September 30, 2009, we realized a loss of $76 on this transaction.

During the first quarter of 2009, in accordance with U.S. GAAP, long-lived assets held for sale with a carrying amount of $48 were written down to their fair value of zero, resulting in a $31 loss, net of tax, which was included in income (loss) from discontinued operations, net of tax.  The fair value of these long-lived assets was developed using the sales agreement, which is a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.

A summary of the net sales and income (loss) from discontinued operations related to our Integrated Nylon business is as follows:

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
	Successor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Operating results:
Net sales	$--	$506
Loss before income tax expense	$--	$(27)
Income tax expense	--	1
Loss from discontinued operations, net of tax	$--	$(28)

	Successor		Predecessor
	Nine Months Ended September 30, 2009	Seven Months Ended September 30, 2008	Two Months Ended February 29, 2008
Operating results:
Net sales	$370	$1,174	$318
Income (Loss) before income tax expense	$(187)	$(51)	$204
Income tax expense (benefit)	(17)	1	--
Income (Loss) from discontinued operations, net of tax	$(170)	$(52)	$204

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

The carrying amounts of all assets and liabilities associated with our Integrated Nylon business have been classified as current in the Consolidated Statement of Financial Position and consist of the following:

	Successor
	September 30, 2009	December 31, 2008

Assets:
Trade receivables, net	$--	$75
Miscellaneous receivables	6	15
Inventories	--	336
Prepaid expenses and other assets	--	15
Property, plant and equipment, net	--	41
Other assets	--	8
Assets of discontinued operations	$6	$490

Liabilities:
Accounts payable	$29	$101
Accrued liabilities	29	54
Environmental remediation liabilities	--	9
Deferred revenue	--	54
Other liabilities	--	3
Postretirement liabilities	--	81
Liabilities of discontinued operations	$58	$302

Prior to the sale of our Integrated Nylon business, Lyondell Chemical Company (“Lyondell”), a guest at the Integrated Nylon Alvin, Texas plant under various operating agreements which expire in December 2010, declared bankruptcy and provided to us notice of its intention to exit the facility and terminate its operating agreements early without consideration for the contractually agreed to early exit penalties.  In response, we have withheld payment on certain trade payables to subsidiaries of Lyondell asserting these liabilities partially offset damages associated with the rejection of these contracts.  Included in liabilities of discontinued operations are $29 of accounts payable associated with the receipt of raw materials prior to Lyondell’s filing for Chapter 11 bankruptcy. Furthermore, in conjunction with the sale of the Integrated Nylon business, we have agreed to reimburse the Buyer for indirect residual costs incurred by them resulting from Lyondell’s early exit.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

On August 28, 2009, we entered into an agreement to sell the North American portion of our plastic products business to Orion Investment Group for $2 (“Plastic Products Sale”) effective August 1, 2009.  Therefore, operating results and cash flows related to the North America plastic products business are not included in our Consolidated Statement of Operations or Consolidated Statement of Cash Flows after July 31, 2009.  We recognized a loss of $5 in Research, development and other operating expenses, net related to the Plastic Products Sale during the third quarter of 2009 in Unallocated and Other.

We sold our resins, additives and adhesives business to UCB S.A. on January 31, 2003.  During the nine months ended September 30, 2009, changes related to tax audits from 2000 through 2004 for our 100% owned subsidiary, Solutia Deutschland GmbH, resulted in a reduction in previously unrecognized tax benefits of $1.  Accordingly, an income tax benefit equal to this amount was recognized in income (loss) from discontinued operations, net of tax during the nine months ended September 30, 2009.

4.  Share-Based Compensation

Stock Options

We did not grant any options to purchase shares of common stock to employees under our 2007 Management Long-Term Incentive Plan (“2007 Management Plan”) or to our non-employee directors under our 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”) during the nine months ended September 30, 2009.

A summary of stock option information as of September 30, 2009 is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (a)

Vested or Expected to Vest at September 30, 2009	1,946,638	$17.29	8.4	$--
Exercisable at September 30, 2009	704,873	$17.29	8.4	$--

(a)
Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date. If the exercise price of the underlying awards is higher than the quoted market price of our common stock as of the reporting date, the intrinsic value of the award is $0.

During the three and nine months ended September 30, 2009, we recognized $1 and $5 of compensation expense related to our stock options, respectively, of which $1 was allocated to discontinued operations during the nine months ended September 30, 2009.  For the three and seven months ended September 30, 2008, we recognized $1 and $2 of compensation expense related to our stock options, respectively, of which $1 was allocated to discontinued operations for the seven months ended September 30, 2008.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $5 as of September 30, 2009 which will be recognized as expense over a remaining weighted-average period of 1.1 years.

Restricted Stock Awards

We granted 2,412,859 shares of restricted stock awards with a weighted-average grant date fair value of $8.09 per share to certain employees under our 2007 Management Plan during the nine months ended September 30, 2009.  Approximately two thirds of the shares granted during the nine months ended September 30, 2009 vest upon completion of a service condition and the remaining one third of the shares vest based upon the attainment of certain performance and market conditions.  The service condition shares vest 40 percent in both July 2010 and 2011 and 20 percent in July 2012.  The performance and market condition shares vest in February 2012 if attainment of the performance and market conditions is achieved.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

During the three and nine months ended September 30, 2009 we recognized $3 and $10 of compensation expense related to our restricted stock awards, respectively, of which $1 was allocated to discontinued operations for the nine months ended September 30, 2009.  For the three and seven months ended September 30, 2008, we recognized $3 and $6 of compensation expense, respectively, of which $1 for both periods was related to discontinued operations.  Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $23 as of September 30, 2009 which will be recognized as expense over a remaining weighted-average period of 1.7 years.

Other Stock Awards

During the third quarter 2009, our independent directors each received 8,134 shares, or 56,938 shares in aggregate, as the annual equity retainer portion of their 2009 director compensation.  For the three and nine months ended September 30, 2009, we recognized less than $1 of compensation expense on these awards.

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

Goodwill by reportable segment as of September 30, 2009 and December 31, 2008 is as follows:

Balance
Saflex	$205
CPFilms	159
Technical Specialties	147
Total	$511

Intangible assets are summarized in aggregate as follows:

	Successor September 30, 2009				Successor December 31, 2008
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships	23 to 27	$492	$(29)	$463	23 to 27	$486	$(15)	$471
Technology	5 to 26	202	(16)	186	5 to 26	199	(9)	190
Trade names	25	14	(1)	13	25	13	(--)	13
Patents	13	5	--	5	13	4	(--)	4
Non amortizable intangible assets:
Trademarks		147	--	147		145	--	145
Total Identified Intangible Assets		$860	$(46)	$814		$847	$(24)	$823

During the three and nine months ended September 30, 2009 we recognized $7 and $22 of amortization expense for intangible assets.  Amortization expense is allocated to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations as follows:

	Successor
	Three Months Ended September 30, 2009	Nine Months Ended September30, 2009

Cost of goods sold	$2	$7
Selling, general and administrative expenses	$5	$15

We expect amortization expense for intangible assets to total approximately $29 for the year ending December 31, 2009 and $30 for each of the years ending December 31, 2010 through 2013.

6.  Detail of Certain Balance Sheet Accounts

Components of inventories were as follows:

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
	Successor
Inventories	September 30, 2009	December 31, 2008

Finished goods	$152	$195
Goods in process	53	59
Raw materials and supplies	68	87
Inventories, at FIFO cost	273	341
Excess of FIFO over LIFO cost	--	--
Total Inventories	$273	$341

Components of property, plant, and equipment were as follows:

	Successor
Property, Plant and Equipment	September 30, 2009	December 31, 2008

Land	$34	$34
Leasehold improvements	10	9
Buildings	213	203
Machinery and equipment	753	727
Construction in progress	32	35
Total property, plant and equipment	1,042	1,008
Less accumulated depreciation	(111)	(56)
Total Property, Plant, and Equipment, Net	$931	$952

Components of accrued liabilities were as follows:

	Successor
Accrued Liabilities	September 30, 2009	December 31, 2008

Wages and benefits	$32	$57
Foreign currency and interest rate hedge agreements	5	36
Restructuring reserves	18	19
Environmental remediation liabilities	34	30
Accrued income taxes payable	26	15
Accrued selling expenses	17	16
Other	71	86
Total Accrued Liabilities	$203	$259

7.  Income Taxes

Income Tax Expense

We recorded income tax expense of $12 and $15 for the three and nine months ended September 30, 2009, respectively, and income tax expense of $214 in the two months ended February 29, 2008 and $17 in the three and seven months ended September 30, 2008.

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

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits at September 30, 2009 and December 31, 2008 was $156 and $157, respectively.  Included in the balances at September 30, 2009 and December 31, 2008 were $55 and $63, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The decrease in the amounts is mainly the result of developments in case law changing the technical merits of a tax position and closure of tax audits, partially offset by tax positions related to events in the current year and currency fluctuations.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

We file income tax returns in the U.S. and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.  It is reasonably possible that within the next 12 months as a result of the resolution of federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by up to $18 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by up to $7.

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

General Corporate

In the fourth quarter of 2008, we initiated a general corporate restructuring targeted to increase the efficiency and cost effectiveness of our support operations.  Throughout 2009, this project has expanded in scope to include a reduction in operational personnel in order to more appropriately match our organization with current production levels.  A summary of the employee reduction charges associated with this project during the three and nine months ended September 30, 2009 and cumulative charges through September 30, 2009 are as follows:

	Saflex	CPFilms	Technical Specialties	Unallocated and Other	Total
Three Months Ended September 30, 2009:
Cost of goods sold	$1	$--	$--	$--	$1
Selling, general and administrative expenses	1	1	--	1	3
Total	$2	$1	$--	$1	$4

Nine Months Ended September 30, 2009:
Cost of goods sold	$3	$1	$--	$1	$5
Selling, general and administrative expenses	9	3	1	7	20
Research, development and other operating expenses, net	1	--	--	--	1
Total	$13	$4	$1	$8	$26

Cumulative through September 30, 2009:
Cost of goods sold	$3	$1	$--	$1	$5
Selling, general and administrative expenses	9	3	1	10	23
Research, development and other operating expenses, net	1	--	--	--	1
Total	$13	$4	$1	$11	$29

We expect to incur an additional $6 in charges to be shared by all our segments to cover the cost of impacted headcount reductions.

Trenton Sheet Facility Closure

In an effort to balance our North America production with customer demand, in the fourth quarter of 2008, we announced plans to idle our SAFLEX® plastic interlayer manufacturing line at our facility in Trenton, Michigan (“Trenton Facility”) in 2009.  A summary of the charges associated with this project during the nine months ended September 30, 2009 and cumulative charges through September 30, 2009 as recorded in cost of goods sold are as follows:
	Impairment of Long-Lived Assets	Employment Reductions	Other Restructuring Costs	Total
Nine Months Ended September 30, 2009:
Charges taken	$--	$4	$1	$5

Cumulative through September 30, 2009:
Charges taken	$8	$6	$1	$15

     We do not expect to incur any additional restructuring charges for this project.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Ruabon Facility Closure

    Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we ceased the manufacturing of certain rubber chemicals at our facility in Ruabon, Wales, United Kingdom (“Ruabon Facility”) in the third and fourth quarters of 2008 with an expected final closure of the plant in 2014.  A summary of the charges and changes in estimates associated with this project during the nine months ended September 30, 2009 and cumulative charges through September 30, 2009 as recorded in cost of goods sold are as follows:

	Future Contractual Payments	Employment Reductions	Other Restructuring Costs	Total
Nine Months Ended September 30, 2009:
Charges taken	$--	$2	$--	$2
Changes in estimates (a)	(5)	--	--	(5)
Total	$(5)	$2	$--	$(3)

Cumulative through September 30, 2009:
Charges taken	$10	$9	$3	$22
Changes in estimates (a)	(5)	--	--	(5)
Total	$5	$9	$3	$17

(a)
We reduced the future contractual payment reserve by $5 due to a renegotiation of the lease and operating agreement with our third party operator.  The new lease and operating agreement, which is effective from September 1, 2009 through December 31, 2013, reduced the services to be provided and increased certain fees allowing the contract to provide an economic benefit.

    To complete the closure process, we expect to incur an additional $7 in charges as an increase to cost of goods sold within our Technical Specialties reportable segment for other restructuring costs including decontamination and demolition.

Restructuring Summary

A summary of all restructuring activity during the three and nine months ended September 30, 2009 is as follows:

	Future Contractual Payments	Employment Reductions	Other Restructuring Costs	Total
Successor
Balance at December 31, 2008	$10	$10	$--	$20
Charges taken	--	22	--	22
Amounts utilized	(2)	(8)	--	(10)
Balance at March 31, 2009	8	24	--	32
Charges taken	--	6	1	7
Amounts utilized	(1)	(9)	(1)	(11)
Changes in estimates	(5)	--	--	(5)
Currency fluctuations	1	1	--	2
Balance at June 30, 2009	3	22	--	25
Charges taken	--	3	--	3
Amounts utilized	(1)	(6)	--	(7)
Changes in estimates	--	1	--	1
Currency fluctuations	--	--	--	--
Balance at September 30, 2009	$2	$20	$--	$22

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Putnam County. West Virginia Litigation. In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel (Solutia is not a named defendant) alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  The relevant production activities at the facility occurred during Pharmacia’s ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (whose interest was subsequently transferred to us in the Solutia Spinoff) and Akzo Nobel.  The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

Beginning in February 2008, Flexsys, Monsanto, Pharmacia, Akzo Nobel and another third party were named as defendants in approximately seventy-five individual lawsuits, and Solutia was named in two individual lawsuits, filed in various state court jurisdictions by residents or former residents of Putnam County, West Virginia.  The largely identical complaints allege that the residents were exposed to potentially harmful levels of dioxin particles from the Nitro facility.  Plaintiffs did not specify the amount of their alleged damages in their complaints.

Escambia County, Florida Litigation. In June 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia, and the plant manager at Solutia's former Pensacola plant, which was included in the sale of our Integrated Nylon business.  The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and allegedly continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination, and (2) remediation of the alleged contamination in the waterways.  Plaintiffs did not specify the amount of their alleged damages in their complaint.

St. Clair County, Illinois Litigation.  In February 2009, a purported class action lawsuit was filed in the Circuit Court of St. Clair County, Illinois against Solutia, Pharmacia, Monsanto and two other unrelated defendants alleging the contamination of their property from PCBs, dioxins, furans, and other alleged hazardous substances emanating from the defendants’ facilities in Sauget, Illinois (including our W.G. Krummrich site in Sauget, Illinois).  The proposed class is comprised of residents who live within a two-mile radius of the Sauget facilities.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants from their property.

In addition to the purported class action lawsuit, nine additional individual lawsuits have been filed since February 2009 against the same defendants (including Solutia) comprised of claims from over two hundred individual residents of Illinois who claim they suffered illnesses and/or injuries as well as property damages as a result of the same PCB’s, dioxins, furans, and other alleged hazardous substances allegedly emanating from the defendants’ facilities in Sauget.  The plaintiffs have not identified a specific amount of alleged damages in their complaints.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Solutia Inc. Employees’ Pension Plan Litigation

Starting in October 2005, separate purported class action lawsuits were filed by current or former participants in our U.S. Pension Plan (the “U.S. Plan”), which were ultimately consolidated in September 2006 into a single case.  The Consolidated Class Action Complaint alleged three separate causes of action against the U.S. Plan: (1) the U.S. Plan violates ERISA by terminating interest credits on prior plan accounts at the age of 55; (2) the U.S. Plan is improperly backloaded in violation of ERISA; and (3) the U.S. Plan is discriminatory on the basis of age.  In September 2007, the court dismissed the plaintiffs’ second and third claims, and by consent of the parties, certified a class action against the U.S. Plan only with respect to plaintiffs’ claim that the U.S. Plan violates ERISA by allegedly terminating interest credits on prior plan accounts at the age of 55.  On June 11, 2009, the United States District Court for the Southern District of Illinois entered a summary judgment in favor of the U.S. Plan on the sole remaining claim against the U.S. Plan.  The District Court entered its final appealable judgment in the case on September 29, 2009.

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

Total
Successor
Balance at December 31, 2008	$309
Net charges taken	1
Amounts utilized (a)	(5)
Currency fluctuations	(1)
Balance at March 31, 2009	304
Net charges taken	3
Amounts utilized (a)	(7)
Currency fluctuations	1
Balance at June 30, 2009	301
Net charges taken	3
Amounts utilized (a)	(8)
Currency fluctuations	--
Balance at September 30, 2009	$296

Environmental Remediation Liabilities, current	$34
Environmental Remediation Liabilities, long-term	262
Balance at September 30, 2009	$296

(a)	For the nine months ended September 30, 2009, allowable expenditures of $20 were reimbursed to us by a special purpose entity established with proceeds of stock issued by us on the Effective Date.

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

Anniston, Alabama:   On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup is proceeding and should be completed within the next two years.  Some level of remediation of non-residential properties and creek floodplains and/or sediment will be required in the future and we have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects.  We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at September 30, 2009 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage and advised us that they are preparing to undertake an assessment as to the nature and extent of such damages.  As of September 30, 2009, we have accrued $116 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the final cost liability.  Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree is negotiated and entered by the court to cover the selected remediation, which will take several years.

Sauget, Illinois:  A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites.  We are conducting a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after we complete the RI/FS, a Record of Decision is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation, which is expected within the next two years.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites.  We, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We submitted the revised RI report and are preparing the FS report with other PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs.  An interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002.  We anticipate that the USEPA will issue a Record of Decision sometime in mid-2010.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of the Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment for the Sauget Industrial Corridor.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $78 which we have accrued as of September 30, 2009.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

W. G. Krummrich Site:  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases with the final remediation approach and timing for some of the corrective measures being determined only after investigation and pilot testing phases are completed.  Our best estimate of the ultimate cost of all corrective measures that will be required at the W.G. Krummrich Site is $24 which we have accrued as of September 30, 2009.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $78 which we have accrued as of September 30, 2009.

Environmental Agency Enforcement Actions

On March 3, 2009, the USEPA issued a Notice of Violation (“NOV”), Administrative Order (“AO”) and Reporting Requirement (“RR”) to us concerning alleged violations of the Clean Air Act arising out of an inspection conducted of the Indian Orchard Plant.  The NOV describes the USEPA’s findings alleging violations of the plant’s Title V and state operating permits related to emissions of volatile organic compounds.  The AO orders us to comply with its Title V permit and the National Emission Standards for Hazardous Air Pollutants, Subpart OOO (Amino/Phenolic Resins), Subpart UU (Equipment Leaks), and General Provisions.  The RR requires us to submit additional information regarding certain storage vessels and associated equipment.  On March 23, 2009, we met with the USEPA to confer on this NOV, AO, and RR.  The USEPA informed us at the meeting that it has not yet made any decisions as to whether it will take enforcement action or what type of action it will take with respect to this matter.  We have not received further communication from the USEPA on this matter.  The amount of a potential loss, if any, is not currently estimable.

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the re-measurement of the underlying assets and liabilities in the Consolidated Statement of Operations.  We had currency forward and option contracts to purchase and sell $185 of currencies as of September 30, 2009 comprised principally of the Euro, British Pound-Sterling, U.S. Dollar, and Malaysian Ringgit.

Interest Rate Risk

Interest rate risk is primarily related to changes in interest expense from floating rate debt.  To limit our exposure to this risk, in 2008 we entered into interest rate swap agreements related to our $1.2 billion senior secured term loan facility (“Term Loan”).  The interest rate swap agreements have declining total notional amounts of $800 to $150 which are effective from April 2010 through February 2014.  The terms of the interest rate swap agreements require us to pay interest utilizing fixed interest rates ranging from 4.65 percent to 4.85 percent and receive interest utilizing 1-Month LIBOR, with a floor of 3.50 percent.  Through February 2009, we designated the interest rate swap agreements as cash flow hedges.  Because of significant declines in interest rates and the significant difference between the prime and LIBOR rates, we could no longer assert that we would always choose the 1-Month LIBOR on our Term Loan.  Subsequent effectiveness testing on a historical and prospective basis comparing our interest rate swap agreements to the available interest rate options on our Term Loan concluded the relationships were not highly effective.  Therefore, we discontinued hedge accounting in February 2009 and all prospective mark-to-market gains or losses are recognized in interest expense on the Consolidated Statement of Operations.

Commodity Price Risk

Certain raw materials and energy resources we use are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors.  Over 90 percent of our natural gas usage in the U.S. was attributable to the operations of our Integrated Nylon business, which we sold in the second quarter of 2009.  Therefore, although from time to time we use forward and option contracts to manage a portion of the volatility related to anticipated energy purchases with maturities up to 12 months, we settled all outstanding contracts to purchase natural gas in the second quarter 2009 in conjunction with the sale of our Integrated Nylon business.

At September 30, 2009, we did not have any derivatives designated as hedging instruments.  Our derivatives not designated as hedging instruments, recorded at their respective fair values at September 30, 2009, are summarized as follows:

	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$--	Accrued Liabilities	$4
	Other Assets	--	Other Liabilities	16
Total interest rate contracts		--		20
Foreign exchange contracts	Miscellaneous Receivables	3	Accrued Liabilities	1
Total		$3		$21

     For the nine months ended September 30, 2009, we recognized a gain of $4 in other comprehensive income (loss) for the period in which our interest rate contracts were designated as cash flow hedging instruments. During the twelve months following September 30, 2009, we expect a reclassification of $5 into earnings of the $22 accumulated losses on our interest rate contracts as of September 30, 2009.

     A summary of the effect of our derivative instruments on the Consolidated Statement of Operations is as follows:

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

		Amount of Gain (Loss) Recognized in Consolidated Statement of Operations
	Presentation of Gain (Loss) Recognized in Consolidated Statement of Operations	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest expense	$(3)	$1
Foreign exchange contracts	Other income (loss), net	1	17
Commodity contracts	Income (Loss) from Discontinued Operations, net of tax	--	(1)
Total		$(2)	$17

11.  Fair Value of Financial Instruments

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash (a)	$4	$4	$--	$--
Derivatives – Foreign Exchange (b)	3	--	3	--
Total	$7	$4	$3	$--

Liabilities:
Derivatives – Foreign Exchange (b)	$1	$--	$1	$--
Derivatives – Interest Rates (c)	20	--	20	--
Total	$21	$--	$21	$--

(a)	Includes cash invested in money market funds restricted for funding of environmental remediation and other legacy liabilities.
(b)	Includes foreign currency forward contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
(c)	Includes interest rate swaps which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

The recorded amounts of cash, trade receivables, accounts payable and short-term debt approximate their fair values at September 30, 2009 due to the short maturity of these instruments. The estimated fair value of our long-term debt at September 30, 2009 is $1,194.  The fair value of our assets and liabilities previously stated are estimated by the use of estimates obtained from brokers.

12.  Pension Plans and Other Postretirement Benefits

In preparation for the sale of our Integrated Nylon business, we divided our U.S. Plan into the following three plans, effective February 28, 2009: (i) Nylon Pension Plan; (ii) Solutia Pension Plan; and (iii) Solutia Union Pension Plan.  The Nylon Pension Plan covers all active employees of the Integrated Nylon business.  In accordance with the terms of the sale agreement as further described in Note 3 – Divestitures, the Nylon Pension Plan was assumed by the Buyer at the completion of the sale.

As a result of the division of the U.S. Plan into three plans, we were required to perform a funded analysis in accordance with the Pension Protection Act of 2006 (“PPA”).  The result of this analysis is the Solutia Pension Plan will be prohibited by the PPA from paying out lump sum benefits, until such time as the plan assets rise above the 60 percent funding level for up to half a lump sum or above the 80 percent funding level for a full lump sum.  For participants in the Solutia Union Pension Plan, the lump sum restrictions in the PPA do not apply until January 1, 2010.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
Components of Net Periodic Benefit Cost

For the three months ended September 30, 2009 and 2008, along with the nine months ended September 30, 2009, the seven months ended September 30, 2008 and the two months ended February 29, 2008 our pension and healthcare and other benefit costs for continuing operations were as follows:

	Pension Benefits
	Successor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Service costs for benefits earned	$1	$2
Interest costs on benefit obligation	15	15
Assumed return on plan assets	(15)	(16)
Net actuarial loss	1	--
Settlement charges	6	--
Total	$8	$1

	Pension Benefits
	Successor		Predecessor
	Nine Months Ended September 30, 2009	Seven Months Ended September 30, 2008	Two Months Ended February 29, 2008

Service costs for benefits earned	$2	$3	$1
Interest costs on benefit obligation	45	37	11
Assumed return on plan assets	(44)	(41)	(13)
Net actuarial loss	2	--	2
Settlement charges	6	--	1
Total	$11	$(1)	$2

	Healthcare and Other Benefits
	Successor
	Three Months Ended September 30, 2009	Three Month Ended September 30, 2008

Service costs for benefits earned	$1	$1
Interest costs on benefit obligation	4	4
Assumed return on plan assets	(2)	(2)
Net actuarial gain	(2)	(1)
Total	$1	$2

	Healthcare and Other Benefits
	Successor		Predecessor
	Nine Months Ended September 30, 2009	Seven Months Ended September 30, 2008	Two Months Ended February 29, 2008

Service costs for benefits earned	$3	$3	$1
Interest costs on benefit obligation	11	9	4
Assumed return on plan assets	(4)	(4)	--
Prior service gains	--	--	(3)
Net actuarial gain	(5)	(1)	--
Total	$5	$7	$2

Settlements

As a result of the assumption of the Nylon Pension Plan by the Buyer, we recognized a settlement charge of $20 which was recorded in income (loss) from discontinued operations, net of tax during the nine months ended September 30, 2009.  For the nine months ended September 30, 2009, we recorded a settlement charge of $6 resulting from the significant amount of lump sum distributions in the U.S. associated with a reduction of salaried personnel prior to February 28, 2009 and union personnel throughout 2009.  Both reductions were driven by restructuring activities as more fully discussed in Note 8 – Restructuring Costs.  For the two months ended February 29, 2008, we recorded a pension settlement charge of $1 resulting from the significant amount of lump sum distributions from our Belgium retirement plan.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Employer Contributions

According to Internal Revenue Service funding rules, we expect to make approximately $26 in pension contributions to our Solutia and Solutia Union Pension Plans in 2009.  We made $20 of these required 2009 contributions during the nine months ended September 30, 2009.  We also expect to be required to fund approximately $10 in pension contributions to our foreign pension plans in 2009, of which $8 was made during the nine months ended September 30, 2009.

13.  Capital Stock

In the second quarter 2009 we completed a public offering (“Stock Offering”) of 24,738,641 shares of common stock, including the over-allotment option as exercised by the underwriters of the offering, for $5.00 per share.  Net proceeds were $119, after deducting underwriting discounts and commissions.

During the third quarter 2009, our Board of Directors approved a net operating loss shareholder rights plan (“Rights Plan”) which is intended to avoid an ownership change within the meaning of Section 382 of the Internal Revenue Code and thereby preserve our ability to utilize certain net operating loss carryforwards and other tax benefits.  Our adoption of the Rights Plan effectively attaches one right (“Right”) to each outstanding share of our common stock, to stockholders of record at the close of business on July 28, 2009.  If the Rights are triggered, each Right may entitle the holder of the Right to purchase our common stock at a discount to its market price, subject to certain exceptions as set forth in the Rights Plan.

During the third quarter 2009, our independent directors each received 8,134 shares, or 56,938 shares in aggregate, as the annual equity retainer portion of their 2009 director compensation.

14.  Debt Obligations

On the Effective Date, we entered into certain financing agreements to borrow up to $2.05 billion from a syndicate of lenders (“Financing Agreements”).  The Financing Agreements consisted of (i) a $450 senior secured asset-based revolving credit facility (“Revolver”) which was voluntarily reduced to $400 in the third quarter 2009, (ii) our Term Loan and (iii) a $400 senior unsecured bridge facility which was subsequently retired in 2008.  On May 5, 2009 $74 of senior unsecured term debt, due 2011, at a price of 95 percent of its original principal amount was issued by our 100% owned German subsidiary, Flexsys Verkauf GmbH (the “Senior Term Loan”).  Net proceeds, after incorporating the original issue discount and debt issuance fees, of $66, were used to pay down our Revolver.  On June 25, 2009, we subsequently repaid the Senior Term Loan utilizing a portion of the $119 of proceeds from our Stock Offering.

We had short-term borrowings of $19 and $25 at September 30, 2009 and December 31, 2008, respectively, comprised of short-term debt and other lines of credit.

Our long-term debt consisted of the following as of September 30, 2009 and December 31, 2008:

	Successor
	September 30, 2009	December 31, 2008

Term Loan, due 2014	$1,179	$1,188
Revolver, due 2013	--	183
Total principal amount	1,179	1,371
Less current portion of long-term debt	(12)	(12)
Total	$1,167	$1,359

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Maximum availability under the Revolver is limited to the lesser of $400 or the amount of our borrowing base, as defined, but generally calculated as a percentage of allowable inventory and trade receivables.  In addition to outstanding borrowings, availability is further reduced by outstanding letters of credit.  Availability under the Revolver was $114 and $193 as of September 30, 2009 and December 31, 2008, respectively.  The weighted average interest rate on our total debt outstanding was 7.2 percent and 7.7 percent at September 30, 2009 and December 31, 2008, respectively. Our weighted average interest rate on short-term debt outstanding was 3.2 percent and 4.2 percent at September 30, 2009 and December 31, 2008, respectively.

The Revolver bears interest, at our option, at LIBOR or the prime rate plus an applicable margin.  As of September 30, 2009, the applicable margin for the LIBOR and prime rate loans in the Revolver were 1.75 percent and 0.75 percent, respectively.  The Term Loan bears interest at our option, at LIBOR with a floor of 3.50 percent through the fourth anniversary of the Effective Date plus 5.00 percent, or at the prime rate plus 4.00 percent. Interest for the Revolver and Term Loan is payable (i) with respect to LIBOR loans, on the last day of each relevant interest period (defined as one, two, three or six months or other periods available to all lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period, and (ii) with respect to prime rate loans, quarterly in arrears.

Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Business Enterprises Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc., Solutia Systems, Inc., S E Investment LLC and future subsidiaries as defined by the Financing Agreements, subject to certain exceptions (“Guarantors”) are guarantors of our obligations under the Financing Agreements.  The Financing Agreements and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets.

We are required to make mandatory repayments of the Financing Agreements in connection with asset sales and certain other events subject to certain exceptions.  We are required to pay 1 percent of the principal of the Term Loan annually via quarterly payments.  In addition, on an annual basis and subject to our leverage position at December 31st of each year, we are required to repay the Term Loan with a portion of excess cash flow generated during the year, as defined in the Financing Agreements.  If net leverage is less than 3.0x or greater than or equal to 3.0x, then we are required to repay 25 percent or 50 percent, respectively, of excess cash flow generated during the year.  Excess cash flow is generally defined as EBITDA less interest, capital expenditures, taxes, and amortization of debt, plus or minus working capital changes and other adjustments.  Any portion of the Term Loan that is repaid through mandatory prepayments or voluntarily prepaid may not be reborrowed.  Furthermore, voluntary prepayments or amendments to the Term Loan are subject to a prepayment premium or fee of 2 percent after the first anniversary and prior to the second anniversary of the Effective Date and 1 percent after the second anniversary and prior to the third anniversary of the Effective Date.  We are not subject to any prepayment premiums or fees for amendments after the third anniversary of the Effective Date.

The Financing Agreements include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt.  The financial covenants are (i) total leverage ratio, (ii) fixed charge coverage ratio and (iii) a capital expenditure cap as defined by the Financing Agreements.  We were in compliance with all applicable covenants as of September 30, 2009.

See Note 17 – Subsequent Events for additional information on our debt agreements.

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

Segment data for the three months ended September 30, 2009 and 2008, along with segment data for the nine months ended September 30, 2009, seven months ended September 30, 2008 and the two months ended February 29, 2008, respectively are as follows:

	Successor
	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)

Reportable Segments:
Saflex	$182	$45	$221	$36
CPFilms	53	11	63	15
Technical Specialties	209	72	294	74
Reportable Segment Totals	444	128	578	125
Unallocated and Other	4	(29)	9	(17)
Total	448	99	587	108

Reconciliation to Consolidated Totals:
Depreciation and amortization		(27)		(28)
Interest expense		(31)		(42)
Net income attributable to noncontrolling interest		2		2
Consolidated Totals:
Net Sales	$448		$587
Income from Continuing Operations Before Income Tax Expense		$43		$40

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Successor				Predecessor
	Nine Months Ended September 30, 2009		Seven Months Ended September 30, 2008		Two Months Ended February 29, 2008
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)

Reportable Segments:
Saflex	$475	$99	$509	$55	$125	$16
CPFilms	141	24	157	34	39	9
Technical Specialties	566	190	657	125	164	40
Reportable Segment Totals	1,182	313	1,323	214	328	65
Unallocated and Other	15	(73)	23	(27)	7	(2)
Total	1,197	240	1,346	187	335	63

Reconciliation to Consolidated Totals:
Depreciation and amortization		(78)		(64)		(11)
Interest expense		(98)		(107)		(21)
Reorganization items, net		--		--		1,433
Net income attributable to noncontrolling interest		3		5		--
Consolidated Totals:
Net Sales	$1,197		$1,346		$335
Income from Continuing Operations Before Income Tax Expense		$67		$21		$1,464

16.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in the basic and diluted earnings (loss) per share calculation and reconciles weighted-average number of shares used in the basic earnings (loss) per share calculation to the weighted-average number of shares used to compute diluted earnings (loss) per share.

	Successor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Consolidated Statement of Operations Results:
Income from Continuing Operations	$31	$23
Net Income attributable to noncontrolling interest	2	2
Income from Continuing Operations attributable to Solutia	$29	$21
Loss from Discontinued Operations, net of tax	--	(28)
Net Income (Loss) attributable to Solutia	$29	$(7)

Weighted-average number of shares outstanding used for basic earnings (loss) per share	118.4	76.0
Non-vested restricted shares	0.2	--
Stock options	--	--
Warrants	--	--
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	118.6	76.0

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2009	Seven Months Ended September 30, 2008	Two Months Ended February 29, 2008
Consolidated Statement of Operations Results:
Income from Continuing Operations	$52	$4	$1,250
Net Income attributable to noncontrolling interest	3	5	--
Income (Loss) from Continuing Operations attributable to Solutia	$49	$(1)	$1,250
Income (Loss) from Discontinued Operations, net of tax	(169)	(52)	204
Net Income (Loss) attributable to Solutia	$(120)	$(53)	$1,454

Weighted-average number of shares outstanding used for basic earnings (loss) per share	102.4	66.8	104.5
Non-vested restricted shares	0.2	--	--
Stock options	--	--	--
Warrants	--	--	--
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	102.6	66.8	104.5

During the three and nine months ended September 30, 2009, 0.6 and 1.2 million shares of restricted stock, 2.3 and 2.5 million stock options, and 4.5 million warrants, respectively, were outstanding and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for the period because they were antidilutive.

17.  Subsequent Events

On October 15, 2009, we issued $400 of senior unsecured notes, due 2017 (“Notes”). The Notes were issued at par bearing interest at 8.75 percent.   We also amended our Revolver and Term Loan to provide greater operational and strategic flexibility in addition to increasing our liquidity and covenant cushion.

Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Business Enterprises Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc., Solutia Systems, Inc., S E Investment LLC and future subsidiaries as defined by the Financing Agreements, subject to certain exceptions (“Guarantors”) are guarantors of the Notes.

 Net proceeds were partially used to pay down $300 of principal on our Term Loan with remaining proceeds, after incorporating all transaction fees, of $79 added to cash to be used for general corporate purposes.  In conjunction with the prepayment on our Term Loan, we will incur a charge of approximately $32 in the fourth quarter of 2009 for the write-off of deferred debt issuance costs and the incurrence of prepayment penalties.

18.  Condensed Consolidating Financial Statements

In conjunction with the issuance of senior unsecured notes fully and unconditionally guaranteed by the Guarantors, described further in Note 17 – Subsequent Events, we are providing condensed consolidating financial statements in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”  The Guarantors fully guarantee the senior unsecured notes on a joint and several basis.

    The following condensed consolidating financial statements present, in separate columns, financial information for:  Solutia on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; eliminating entries; and consolidated totals as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009, the three and seven months ended September 30, 2008 and the two months ended February 29, 2008.  The eliminating entries primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$113	$95	$397	$(157)	$448
Cost of goods sold	95	62	319	(164)	312
Gross Profit	18	33	78	7	136

Selling, general, and administrative expenses	24	10	19	--	53
Research, development and other operating expenses, net	7	1	--	--	8

Operating Income (Loss)	(13)	22	59	7	75

Equity earnings from affiliates	61	24	--	(85)	--
Interest expense	(32)	--	(36)	37	(31)
Other income (loss), net	13	18	17	(49)	(1)

Income from Continuing Operations Before Income Tax Expense	29	64	40	(90)	43
Income tax expense	--	--	12	--	12
Income from Continuing Operations	29	64	28	(90)	31
Income from discontinued operations, net of tax	--	--	--	--	--
Net Income	29	64	28	(90)	31
Net Income attributable to noncontrolling interest	--	--	2	--	2
Net Income attributable to Solutia	$29	$64	$26	$(90)	$29

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2008

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$139	$132	$549	$(233)	$587
Cost of goods sold	120	80	454	(223)	431
Gross Profit	19	52	95	(10)	156

Selling, general, and administrative expenses	36	16	23	--	75
Research, development and other operating expenses, net	4	1	(2)	--	3

Operating Income (Loss)	(21)	35	74	(10)	78

Equity earnings from affiliates	131	111	--	(242)	--
Interest expense	(42)	--	(55)	55	(42)
Other income (loss), net	(2)	17	41	(52)	4
Reorganization items, net	(39)	(34)	73	--	--

Income from Continuing Operations Before Income Tax Expense	27	129	133	(249)	40
Income tax expense	--	--	24	(7)	17
Income from Continuing Operations	27	129	109	(242)	23
Income (Loss) from discontinued operations, net of tax	(34)	--	6	--	(28)
Net Income (Loss)	(7)	129	115	(242)	(5)
Net Income attributable to noncontrolling interest	--	--	2	--	2
Net Income (Loss) attributable to Solutia	$(7)	$129	$113	$(242)	$(7)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$297	$265	$1,060	$(425)	$1,197
Cost of goods sold	260	169	867	(438)	858
Gross Profit	37	96	193	13	339

Selling, general, and administrative expenses	73	29	55	--	157
Research, development and other operating expenses, net	10	2	2	--	14

Operating Income (Loss)	(46)	65	136	13	168

Equity earnings from affiliates	129	30	--	(159)	--
Interest expense	(90)	(1)	(125)	118	(98)
Other income (loss), net	30	50	53	(136)	(3)

Income from Continuing Operations Before Income Tax Expense	23	144	64	(164)	67
Income tax expense	--	--	15	--	15
Income from Continuing Operations	23	144	49	(164)	52
Loss from discontinued operations, net of tax	(143)	(11)	(15)	--	(169)
Net Income (Loss)	(120)	133	34	(164)	(117)
Net Income attributable to noncontrolling interest	--	--	3	--	3
Net Income (Loss) attributable to Solutia	$(120)	$133	$31	$(164)	$(120)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Seven Months Ended September 30, 2008

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$319	$299	$1,248	$(520)	$1,346
Cost of goods sold	298	187	1,097	(519)	1,063
Gross Profit	21	112	151	(1)	283

Selling, general, and administrative expenses	71	39	54	--	164
Research, development and other operating (income) expenses, net	3	2	(1)	--	4

Operating Income (Loss)	(53)	71	98	(1)	115

Equity earnings from affiliates	185	124	--	(309)	--
Interest expense	(108)	--	(114)	115	(107)
Other income, net	15	32	87	(121)	13
Reorganization items, net	(28)	(44)	72	--	--

Income from Continuing Operations Before Income Tax Expense	11	183	143	(316)	21
Income tax expense	--	--	24	(7)	17
Income from Continuing Operations	11	183	119	(309)	4
Income (Loss) from discontinued operations, net of tax	(64)	(1)	13	--	(52)
Net Income (Loss)	(53)	182	132	(309)	(48)
Net Income attributable to noncontrolling interest	--	--	5	--	5
Net Income (Loss) attributable to Solutia	$(53)	$182	$127	$(309)	$(53)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Two Months Ended February 29, 2008

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$102	$79	$301	$(147)	$335
Cost of goods sold	76	47	256	(138)	241
Gross Profit	26	32	45	(9)	94

Selling, general, and administrative expenses	18	9	15	--	42
Research, development and other operating expenses, net	3	--	--	--	3

Operating Income	5	23	30	(9)	49

Equity earnings from affiliates	913	377	--	(1,290)	--
Interest expense	(16)	(2)	(18)	15	(21)
Other income (loss), net	(7)	2	14	(6)	3
Reorganization items, net	381	524	528	--	1,433

Income from Continuing Operations Before Income Tax Expense	1,276	924	554	(1,290)	1,464
Income tax expense	27	14	173	--	214
Income from Continuing Operations	1,249	910	381	(1,290)	1,250
Income (Loss) from discontinued operations, net of tax	205	--	(1)	--	204
Net Income	1,454	910	380	(1,290)	1,454
Net Income attributable to noncontrolling interest	--	--	--	--	--
Net Income attributable to Solutia	$1,454	$910	$380	$(1,290)	$1,454

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$45	$39	$27	$--	$111
Trade receivables, net	--	73	195	--	268
Intercompany receivables	140	610	290	(1,040)	--
Miscellaneous receivables	17	2	69	--	88
Inventories	64	42	200	(33)	273
Prepaid expenses and other current assets	26	2	21	6	55
Assets of discontinued operations	6	--	--	--	6
Total Current Assets	298	768	802	(1,067)	801

Property, Plant and Equipment, net	183	143	605	--	931
Investments in Affiliates	2,318	375	304	(2,997)	--
Goodwill	150	191	170	--	511
Identified Intangible Assets, net	196	324	294	--	814
Intercompany Advances	195	529	1,316	(2,040)	--
Other Assets	102	5	45	(1)	151
Total Assets	$3,442	$2,335	$3,536	$(6,105)	$3,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33	$15	$91	$--	$139
Intercompany payables	753	50	237	(1,040)	--
Accrued liabilities	82	7	121	(7)	203
Short-term debt, including current portion of long-term debt	12	--	19	--	31
Intercompany short-term debt	16	--	848	(864)	--
Liabilities of discontinued operations	58	--	--	--	58
Total Current Liabilities	954	72	1,316	(1,911)	431

Long-Term Debt	1,167	--	--	--	1,167
Intercompany Long-Term Debt	44	23	1,109	(1,176)	--
Postretirement Liabilities	361	3	79	--	443
Environmental Remediation Liabilities	244	1	17	--	262
Deferred Tax Liabilities	20	11	158	--	189
Other Liabilities	49	6	52	--	107

Shareholders’ Equity:
Common stock	1	--	--	--	1
Additional contributed capital	1,608	2,219	799	(3,018)	1,608
Treasury stock	(2)	--	--	--	(2)
Accumulated other comprehensive loss	(216)	--	--	--	(216)
Accumulated deficit	(788)	--	--	--	(788)
Total Shareholders’ Equity attributable to Solutia	603	2,219	799	(3,018)	603
Equity attributable to noncontrolling interest	--	--	6	--	6
Total Shareholders’ Equity	603	2,219	805	(3,018)	609
Total Liabilities and Shareholders’ Equity	$3,442	$2,335	$3,536	$(6,105)	$3,208

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2008

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$--	$1	$31	$--	$32
Trade receivables, net	--	66	161	--	227
Intercompany receivables	41	405	207	(653)	--
Miscellaneous receivables	12	2	96	--	110
Inventories	85	54	230	(28)	341
Prepaid expenses and other current assets	29	1	49	6	85
Assets of discontinued operations	345	63	82	--	490
Total Current Assets	512	592	856	(675)	1,285

Property, Plant and Equipment, net	198	150	604	--	952
Investments in Affiliates	2,149	353	436	(2,938)	--
Goodwill	150	191	170	--	511
Identified Intangible Assets, net	202	332	289	--	823
Intercompany Advances	214	510	1,440	(2,164)	--
Other Assets	118	5	40	--	163
Total Assets	$3,543	$2,133	$3,835	$(5,777)	$3,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$81	$12	$77	$--	$170
Intercompany payables	429	1	222	(652)	--
Accrued liabilities	88	13	170	(12)	259
Short-term debt, including current portion of long-term debt	14	--	23	--	37
Intercompany short-term debt	3	--	633	(636)	--
Liabilities of discontinued operations	298	--	4	--	302
Total Current Liabilities	913	26	1,129	(1,300)	768

Long-Term Debt	1,351	--	8	--	1,359
Intercompany Long-Term Debt	5	23	1,511	(1,539)	--
Postretirement Liabilities	384	3	78	--	465
Environmental Remediation Liabilities	264	1	14	--	279
Deferred Tax Liabilities	37	11	154	--	202
Other Liabilities	68	8	56	--	132

Shareholders’ Equity:
Common stock	1	--	--	--	1
Additional contributed capital	1,474	2,061	877	(2,938)	1,474
Accumulated other comprehensive loss	(286)	--	--	--	(286)
Accumulated deficit	(668)	--	--	--	(668)
Total Shareholders’ Equity attributable to Solutia	521	2,061	877	(2,938)	521
Equity attributable to noncontrolling interest	--	--	8	--	8
Total Shareholders’ Equity	521	2,061	885	(2,938)	529
Total Liabilities and Shareholders’ Equity	$3,543	$2,133	$3,835	$(5,777)	$3,734

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used in) Operations	$(197)	$185	$193	$--	$181

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(18)	(2)	(13)	--	(33)
Acquisition and investment payments	(1)	(1)	--	--	(2)
Investment proceeds and property disposals	24	--	1	--	25
Cash Provided by (Used in) Investing Activities	5	(3)	(12)	--	(10)

FINANCING ACTIVITIES:
Net change in lines of credit	(2)	--	(11)	--	(13)
Proceeds from short-term debt obligations	--	--	22	--	22
Payments of short-term debt obligations	--	--	(15)	--	(15)
Proceeds from long-term debt obligations	--	--	70	--	70
Payments of long-term debt obligations	(9)	--	(74)	--	(83)
Net change in long-term revolving credit facility	(175)	--	(6)	--	(181)
Debt issuance costs	--	--	(4)	--	(4)
Proceeds from stock issuance	119	--	--	--	119
Purchase of treasury shares	(2)	--	--	--	(2)
Other, net	--	--	(5)	--	(5)
Changes in investments and advances from (to) affiliates	306	(144)	(162)	--	--
Cash Provided by (Used in) Financing Activities	237	(144)	(185)	--	(92)

Increase (Decrease) in Cash and Cash Equivalents	45	38	(4)	--	79

CASH AND CASH EQUIVALENTS:
Beginning of year	--	1	31	--	32
End of period	$45	$39	$27	$--	$111

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Seven Months Ended September 30, 2008

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used in) Operations	$(261)	$112	$122	$--	$(27)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(40)	(7)	(31)	--	(78)
Acquisition and investment payments	--	(2)	--	--	(2)
Investment proceeds and property disposals	52	--	--	--	52
Cash Provided by (Used in) Investing Activities	12	(9)	(31)	--	(28)

FINANCING ACTIVITIES:
Net change in lines of credit	--	5	23	--	28
Proceeds from stock issuance	422	--	--	--	422
Payments of long-term debt obligations	(434)	--	--	--	(434)
Net change in long-term revolving credit facility	(4)	--	1	--	(3)
Debt issuance costs	--	--	(1)	--	(1)
Other, net	--	--	(2)	--	(2)
Changes in investments and advances from (to) affiliates	253	(116)	(137)	--	--
Cash Provided by (Used in) Financing Activities	237	(111)	(116)	--	10

Decrease in Cash and Cash Equivalents	(12)	(8)	(25)	--	(45)

CASH AND CASH EQUIVALENTS:
Beginning of year	12	9	62	--	83
End of period	$--	$1	$37	$--	$38

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Two Months Ended February 29, 2008

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used In) Operations	$(328)	$52	$(136)	$--	$(412)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(18)	(3)	(8)	--	(29)
Cash Used In Investing Activities	(18)	(3)	(8)	--	(29)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	1,600	--	--	--	1,600
Net change in long-term revolving credit facilities	190	--	--	--	190
Proceeds from stock issuance	250	--	--	--	250
Payment of short-term debt obligations	(951)	--	(15)	--	(966)
Payment of long-term debt obligations	--	--	(366)	--	(366)
Payment of debt obligations subject to compromise	(221)	--	--	--	(221)
Debt issuance costs	(135)	--	(1)	--	(136)
Changes in investments and advances from (to) affiliates	(374)	(48)	422	--	--
Cash Provided by (Used In) Financing Activities	359	(48)	40	--	351

Increase (Decrease) in Cash and Cash Equivalents	13	1	(104)	--	(90)

CASH AND CASH EQUIVALENTS:
Beginning of year	(1)	8	166	--	173
End of year	$12	$9	$62	$--	$83

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, our ability to comply with the terms of our financing agreements, our ability to reduce our overall leveraged position, general economic, business and market conditions; customer acceptance of new products; raw material and energy costs or shortages; limited access to capital resources; currency and interest rate fluctuations; increased competitive and/or customer pressure; gain or loss of significant customers; compression of credit terms with suppliers; exposure to product liability and other litigation; changes in cost of environmental remediation obligations and other environmental liabilities; changes in accounting principles generally accepted in the U.S. (“U.S. GAAP”); ability to implement cost reduction initiatives in a timely manner; geopolitical instability; and changes in pension and other postretirement assumptions.

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

Significant Developments and Strategic Actions

In the third quarter of 2009, the following significant development and strategic actions were initiated or executed:

•
We announced plans to upgrade our facility in Ghent, Belgium to produce SAFLEX® Q series advanced acoustic plastic interlayer.  Production is scheduled to begin in 2010 and serve the fast growing acoustic glazing architectural market in Europe and Asia.

•	To more closely align our support functions with the operations of the key growth market of China, we initiated the relocation of our Asian regional headquarters from Singapore to Shanghai, China.

•
Our Board of Directors adopted a shareholder rights plan designed to preserve the value of our significant United States federal and state net operating loss carryforwards ("NOLs") and other related tax assets under Section 382 of the Internal Revenue Code ("Code").  Section 382 of the Code would limit the value of those tax assets upon an "ownership change."  An "ownership change" is generally defined as a more than 50 percentage point increase in stock ownership, during a rolling three-year testing period, by "5% shareholders" as defined in Section 382 of the Code.  The Rights Plan was adopted to reduce the likelihood of this occurring by deterring the acquisition of stock by persons or groups that would create such "5% shareholders.”

    Throughout the course of 2009, Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (collectively, the “Harbinger Funds”) have steadily decreased their ownership interest in the Company.  At the beginning of 2009, the Harbinger Funds held 32,210,720 shares of our stock or approximately 34.1 percent of the Company.  Based on the Harbinger Funds amended Schedule 13D dated October 23, 2009, the Harbinger Funds currently hold 8,259,053 shares of our stock or approximately 6.9 percent of the Company (based on 119,086,933 shares outstanding).

     Furthermore, on October 15, 2009, we issued $400 million of senior unsecured notes, due 2017 (“Notes”).  The Notes were issued at par bearing interest at 8.75 percent.  Net proceeds were partially used to pay down $300 million of principal on our $1.2 billion senior secured term loan facility (“Term Loan”).  We also amended our $400 million senior secured asset-based revolving credit facility (“Revolver”) and Term Loan credit agreements which provide greater operational and strategic flexibility in addition to increasing our liquidity and covenant cushion.

Combined Quarterly Financial Results of the Predecessor and Successor

    Our emergence from bankruptcy resulted in our adoption of fresh-start accounting on February 29, 2008.  In accordance with U.S. GAAP, the accompanying Consolidated Statements of Operations and Cash Flows presents the results of operations and the sources and uses of cash for (i) the two months ended February 29, 2008 of the Predecessor and (ii) the seven months ended September 30, 2008 of the Successor.  However, for purposes of management’s discussion and analysis of the results of operations and the sources and uses of cash in this Form 10-Q, we have combined the prior year results of operations and sources and uses of cash for the Predecessor and the Successor.  The results of operations of the Predecessor and Successor are not comparable due to the change in basis resulting from the emergence from bankruptcy.  This combined presentation is being made solely to explain the changes in results of operations for the periods presented in the financial statements.  We then compare the combined results of operations and the sources and uses of cash for the nine months ended September 30, 2008 with the corresponding period in the current year.

An additional impact to comparability resulting from our emergence from bankruptcy and the implementation of fresh-start accounting is the significant change in depreciation and amortization, as triggered by our requirement to re-measure our tangible and identifiable intangible assets.  Therefore, management evaluates the performance of our operating segments based on segment profit, defined as earnings before interest expense, income taxes, depreciation and amortization less net income attributable to noncontrolling interests and reorganization items, net (“EBITDA”).  We believe this financial measure is useful because it better facilitates period-to-period comparisons of our performance in addition to comparison of performance with our peers.

We believe the combined results of operations for the nine months ended September 30, 2008 provide management and investors with a more meaningful perspective on our financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner.

Summary Results of Operations

The significant change in the global demand profile in 2009 versus 2008 has impacted some of the measures used by management to assess performance.  Year over year comparisons continue to be utilized by management, however, the use of analysis of results on a sequential basis are also being used extensively in 2009 to understand and assess current year financial performance.  Discussion of results for 2009 on a year over year basis is described in the Results of Operations sections below.  Following is a summary discussion of results on a sequential basis.

 In the third quarter of 2009, we reported sales of $448 million, a 9 percent increase as compared to $410 million reported in the second quarter of 2009. This increase was driven primarily by higher sales volumes in both the Saflex and Technical Specialties reporting segments, experienced across all major world areas.  Most of these increases were driven by the automotive sectors within our businesses. Our third quarter of 2009 gross profit margin was 30.4 percent, an increase from 29.8 percent in the second quarter.  This increase was due to improved mix, as we experienced strong sales of CRYSTEX® insoluble sulphur during the third quarter, lower raw materials and continued controlled spending within the manufacturing units.  Our selling, general and administrative expenses were $53 million, essentially flat with the second quarter, even though revenues rose by 9 percent as we continue to remain very diligent in regards to discretionary spending.   This outcome resulted in our operating income increasing by 14 percent in the third quarter versus the second quarter; evidence of the favorable impact incremental volumes is having on our income profile.

From a cash flow perspective, we generated $33 million of cash from operations during the quarter, due to the income profile, as well as a $10 million reduction in our inventory levels.  The inventory reductions have been a focus area for the Company, and year-to-date we have lowered our inventory balances by approximately $66 million as of the end of the third quarter.  Based primarily on our cash flow generation year-to-date, we finished the quarter with $225 million of liquidity.

Outlook

In the first quarter of this year, many of our markets had low demand profiles as significant destocking activities occurred.  As the second quarter of the year started, the majority of these actions were completed or considerably diminished, and our demand and resulting sales volume profile improved sequentially in both the second and third quarters of 2009.  In particular for the third quarter, we experienced strong volume growth in comparison to the second quarter 2009 in the automotive sector in all major world areas, with the most notable improvements experienced in the Saflex and Technical Specialties reporting segments.  All of our businesses are impacted in the fourth quarter by seasonality, as manufacturing and sales activity slows considerably during December.  This trend is most pronounced in our CPFilms reporting segment.  Partially offsetting this impact is our view of a continued, gradual increase in underlying demand.  Accordingly, we are premising fourth quarter volumes to be lower than the third quarter volume profile.  We do expect, however, that our revenue profile for the fourth quarter will approximate the revenue levels experienced in the fourth quarter of 2008.

    Our cost profile has improved throughout the year due to cost reduction initiatives enacted late last year and throughout 2009.  In addition, our improving volume profile has afforded us the ability to run our manufacturing facilities at higher utilization rates, while still continuing to lower inventory balances.  These higher utilization rates have provided cost benefits as well.  In the fourth quarter, we expect our cost profile to continue to benefit from earlier actions, although we expect our utilization rates to decline given the lower volumes and desire to continue to reduce our working capital investment.

Therefore, we continue to expect margin expansion in 2009 over 2008 actual results and to generate cash from operations in 2009 of approximately $170 million.

Critical Accounting Policies and Estimates

There were no changes in the nine months ended September 30, 2009 with respect to our critical accounting policies, as presented in our 2008 Form 10-K, as recast and filed with the Securities and Exchange Commission (“SEC”) in a Form 8-K on July 27, 2009, to reflect (i) our retrospective application of the presentation of noncontrolling interests as provided by guidance updated in Accounting Standards Codification 810 - Consolidations, adopted on January 1, 2009, and (ii) presentation of our Integrated Nylon business as discontinued operations in accordance with the terms of the definitive sale agreement between us and an affiliate of S.K. Capital Partners II, L.P. (“Buyer”).

Results of Operations—Third Quarter 2009 Compared with Third Quarter 2008

Consolidated Results

	Successor
(dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$448	$587	$(139)	(24%)

Operating Income:
Reportable Segment Profit	$128	$125	$3	2%
Unallocated and Other	(29)	(17)	(12)	(71%)
Less: Depreciation and Amortization	(27)	(28)
Less: Other (Income) Loss and Net Income Attributable to Noncontrolling Interest included in Segment Profit and Unallocated and Other	3	(2)

Operating Income	$75	$78	$(3)	(4%)
Net Gains (Charges) included in Operating Income	$(16)	$1

The decrease in net sales as compared to the third quarter 2008 resulted from decreased sales volumes of $105 million or 18 percent, lower selling prices of $23 million or 4 percent and the effect of unfavorable exchange rate fluctuations of $11 million or 2 percent.  Lower sales volumes were realized by all of our reporting segments due to continued weakness in demand across the global automotive, construction, and industrial markets related to the deterioration in the macro-economic environment which began in the fourth quarter of 2008.  Lower selling prices were experienced by the Saflex and Technical Specialties reporting segments due to a weakened demand profile of the global automotive market and increasing price pressure from Far Eastern producers.  The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the prior year, due to our strong market positions in Europe by our Saflex and Technical Specialties reporting segments.

The decrease in operating income as compared to the third quarter 2008 was a result of lower net sales, as described above, lower fixed cost absorption and higher net charges, as further described below in the Summary of Events Affecting Comparability section, substantially offset by lower raw material and energy costs of approximately $35 million, effective implementation of cost containment initiatives which resulted in better plant cost performance and lower selling, general and administrative expenses.

Saflex

	Successor
(dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$182	$221	$(39)	(18%)

Segment Profit	$45	$36	$9	25%
Charges included in Segment Profit	$(2)	$--

    The decrease in net sales as compared to the third quarter 2008 was a result of lower sales volumes of $26 million or 12 percent, lower average selling prices of $7 million or 3 percent and unfavorable currency exchange rate fluctuations of $6 million or 3 percent. Lower sales volumes were due predominantly to the continued weakness in demand across the global automotive market which negatively impacted sales volumes of SAFLEX® plastic interlayer and Polyvinyl Butyral resin, partially offset by higher volumes in the solar energy market.  Lower selling prices are a result of balancing volumes with prices to match the weakened demand profile of the global automotive market.  The unfavorable exchange rate fluctuations occurred primarily as a result of the increased strength of the U.S. dollar in relation to the Euro in comparison to the third quarter 2008.

The increase in segment profit in comparison to the third quarter 2008 was a result of lower raw material costs of $11 million, implementation of cost containment initiatives, which resulted in better plant cost performance and lower selling, general and administrative expenses, substantially offset by lower net sales, as described above, higher charges and lower fixed cost absorption. Segment profit in the third quarter 2009 included a $2 million charge related to the general corporate restructuring.

CPFilms

	Successor
(dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$53	$63	$(10)	(16%)

Segment Profit	$11	$15	$(4)	(27%)
Charges included in Segment Profit	$(1)	$--

The decrease in net sales as compared to the third quarter 2008 resulted primarily from lower sales volumes of $11 million or 17 percent and unfavorable currency exchange rate fluctuations of $1 million or 2 percent, partially offset by higher average selling prices of $2 million or 3 percent. The decrease in sales volumes were experienced across all global markets, except for our targeted growth market of Asia Pacific, due to the continued impact of the severe global economic downturn and its effect on the automotive, residential housing, and commercial construction markets, but was more pronounced in Russia due to credit issues in the region.

The decrease in segment results in comparison to the third quarter 2008 resulted primarily from decreased net sales as described above, higher charges and lower fixed cost absorption, partially offset by implementation of cost containment initiatives, which resulted in lower selling, general and administrative expenses, and lower raw material costs of $1 million. Segment profit in the third quarter 2009 included a charge of $1 million related to the general corporate restructuring.

Technical Specialties

	Successor
(dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$209	$294	$(85)	(29%)

Segment Profit	$72	$74	$(2)	(3%)
Net Charges included in Segment Profit	$--	$(1)

The decrease in net sales as compared to the third quarter 2008 resulted from lower sales volumes of $64 million or 22 percent, lower average selling prices of $18 million or 6 percent and unfavorable currency exchange rate fluctuations of $3 million or 1 percent. Lower sales volumes were experienced by all products within Technical Specialties due to the severe global economic downturn but this decrease was most pronounced within SANTOFLEX® antidegradants and other rubber chemicals products.  Lower average selling prices were experienced by all rubber chemical products but, on a rate of decline basis, most significantly by SANTOFLEX® antidegradants, SANTOCURE® and PERKACIT® primary and ultra accelerators and other rubber chemical products, partially offset by higher average selling prices by THERMINOL® heat transfer fluids and SKYDROL® aviation hydraulic fluids.  The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening U.S. dollar in relation to the Euro in comparison to the third quarter 2008.

The decrease in segment profit in comparison to the third quarter 2008 resulted primarily from lower net sales and lower fixed cost absorption, substantially offset by favorable exchange rate fluctuations, implementation of cost containment initiatives which resulted in better plant cost performance and lower selling, general and administrative expenses, lower raw material costs of $23 million and lower net charges. The favorable exchange rate fluctuation on segment profit is due to a higher percentage of our operating costs transacted in Euros than net sales in the same currency.  Segment profit in the third quarter 2008 included $7 million of charges related to the closure of our manufacturing facility in Ruabon, United Kingdom (“Ruabon Facility”) substantially offset by a $6 million gain realized upon termination of a natural gas contract supplying the same facility.

Unallocated and Other

	Successor
(dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Components of Unallocated and Other
Other Operations Segment Loss	$(6)	$(3)
Corporate Expenses	(10)	(17)
Share-Based Compensation Expense	(4)	(3)
Other Unallocated Income (Expense), net	(9)	6
Unallocated and Other results	$(29)	$(17)	$(12)	(71%)
Net Gains (Charges) included in Unallocated and Other	$(13)	$2

Unallocated and Other results decreased due to higher net charges and losses on foreign currency, partially offset by lower corporate expenses and a lower segment loss from other operations.  Net charges included in the results of Unallocated and Other in the third quarter 2009 are (i) a $6 million loss resulting from the sale of the North America plastic products business (“Plastic Products Sale”) recorded in other operations segment loss; (ii) a $6 million net pension plan settlement charge recorded in other unallocated income (expense), net; and (iii) a $1 million charge related to the general corporate restructuring recorded in corporate expenses.  Net gains included in the results of Unallocated and Other in the third quarter 2008 are (i) a $3 million gain resulting from a surplus land sale recorded in other unallocated income (expense), net; and (ii) a $1 million charge resulting from the reallocation of our plastic products business from our manufacturing facility in Ghent, Belgium to Oradea, Romania.

After consideration of the aforementioned items in 2009 and 2008, corporate expenses decreased $8 million due to lower discretionary expenses and the realization of cost reductions initiated by certain restructuring activities. After consideration of the aforementioned items in 2009 and 2008, other unallocated income (expense), net decreased by $6 million primarily due to losses on foreign currency exposure.  Finally, segment loss from other operations, after consideration of the loss resulting from the Plastic Products Sale in 2009 and the relocation costs of the European plastic products business in 2008, decreased $2 million due to a lack of start up costs at the Oradea, Romania manufacturing facility in the third quarter of 2008.

Interest Expense

	Successor
(dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$31	$42	$(11)	(26%)
Charges included in Interest Expense	$--	$(1)

The decrease in interest expense as compared to the third quarter 2008 resulted principally from lower debt outstanding with lower interest rates in the third quarter 2009 than in 2008 and lower charges, partially offset by mark-to-market losses related to interest rate swap agreements in the third quarter 2009.  Included in our debt to fund our emergence from Chapter 11 was a $400 million senior unsecured bridge facility (“Bridge”), which was subsequently repaid late in August 2008. The repayment of the Bridge and no borrowings outstanding on our Revolver during the third quarter 2009 resulted in lower average debt outstanding in the third quarter 2009. In addition, the interest rate on the Bridge was 15.5 percent and the repayment allowed our weighted average interest rate to decrease to 7.2 percent at September 30, 2009.  In February 2009, we discontinued hedge accounting on our interest rate swap agreements related to our Term Loan.  The mark-to-market loss on interest rate swap agreements in the third quarter 2009 was $3 million.  As interest rates fluctuate, mark-to-market gains or losses on our interest rate swap agreements, which do not affect cash flow, are recognized in interest expense.  These gains or losses may create volatility in our Consolidated Statement of Operations.

Interest expense in the third quarter 2008 includes a charge of $1 million to write-off unamortized debt issuance costs related to the repayment of the Bridge.

Income Tax Expense

	Successor
(dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense	$12	$17	$(5)	(29%)

Our income tax expense or benefit is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate.  In particular, earnings or losses on U.S. operations are substantially offset by changes in our NOLs, which are subject to a full valuation allowance, resulting in no income tax expense or benefit being recognized.  For the three months ended September 30, 2009, income tax expense decreased $5 million, as compared to the third quarter 2008, due to lower earnings in ex-U.S. tax jurisdictions.  Further, our U.S. operations experienced pre-tax income in the third quarter of 2009 as compared to a pre-tax loss in the third quarter of 2008 with no income tax expense or benefit recorded in either period.

As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Code.  We do not currently expect this change to significantly limit our ability to utilize our NOLs.  If, in the future, we were to experience a change of ownership as defined by Section 382, the utilization of our NOLs could be significantly limited.

As described in Note 13 – Capital Stock to the accompanying consolidated financial statements, we adopted a NOL shareholder rights plan (“Rights Plan”) which is intended to avoid an “ownership change” within the meaning of Section 382 of the Code and thereby preserve our ability to utilize our NOLs and other tax benefits.  The Rights Plan does not ensure that our NOLs will be protected from an ownership change as defined in the tax laws, and there can be no assurance that such an ownership change will not occur.

Discontinued Operations

	Successor
(dollars in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Loss from Discontinued Operations, net of tax	$--	$(28)	$28	N.M.

Loss from discontinued operations consists of the results of our Integrated Nylon business.  As described in Note 3 – Divestitures to the accompanying consolidated financial statements, we sold our Integrated Nylon business on June 1, 2009.

Results of Operations—Nine Months Ended September 30, 2009 Compared with Combined Nine Months Ended September 30, 2008

Consolidated Results

	Successor	Combined
(dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$1,197	$1,681	$(484)	(29%)

Operating Income:
Reportable Segment Profit	$313	$279	$34	12%
Unallocated and Other	(73)	(29)	(44)	(152%)
Less: Depreciation and Amortization	(78)	(75)
Less: Other (Income) Loss and Net Income Attributable to Noncontrolling Interest included in Segment Profit and Unallocated and Other	6	(11)

Operating Income	$168	$164	$4	2%
Net Charges included in Operating Income	$(17)	$(67)

The decrease in net sales as compared to the nine months ended September 30, 2008 resulted from decreased sales volumes of $467 million or 28 percent and the effect of unfavorable exchange rate fluctuations of $46 million or 3 percent, partially offset by higher selling prices of $29 million or 2 percent. Lower sales volumes were realized by all of our reporting segments due to continued weakness in demand across the global construction, automotive and industrial markets related to the deterioration in the macro-economic environment which began in the fourth quarter of 2008.  The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the prior year, due to our strong market positions in Europe by the Saflex and Technical Specialties reporting segments.  Higher selling prices were experienced primarily in our Technical Specialties reporting segment as a result of price increases initiated in the third quarter 2008.

The increase in operating income as compared to the nine months ended September 30, 2008 resulted from lower net charges as further described below in the Summary of Events Affecting Comparability section, favorable exchange rate fluctuations, lower raw material and energy costs of approximately $64 million, effective implementation of cost containment initiatives which resulted in better plant cost performance and lower selling, general and administrative expenses, substantially offset by lower net sales, lower fixed cost absorption, and higher depreciation and amortization due to fresh-start accounting.

Saflex

	Successor	Combined
(dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$475	$634	$(159)	(25%)

Segment Profit	$99	$71	$28	39%
Net Charges included in Segment Profit	$(11)	$(37)

The decrease in net sales as compared to the nine months ended September 30, 2008 was a result of lower sales volumes of $127 million or 20 percent, unfavorable currency exchange rate fluctuations of $26 million or 4 percent and lower average selling prices of $6 million or 1 percent.  Lower sales volumes were due to the continued weakness in demand across the global construction and automotive markets as described above, predominantly in Europe, which negatively impacted sales volumes of SAFLEX® plastic interlayer and Polyvinyl Butyral resin, partially offset by higher volumes in the solar energy market.  The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening of the U.S. dollar in relation to the Euro in comparison to the comparable period in 2008.

The increase in segment profit in comparison to the nine months ended September 30, 2008 resulted from lower net charges, lower raw material costs of $25 million, and effective implementation of cost containment initiatives, which resulted in better plant cost performance and lower selling, general and administrative expenses, partially offset by lower net sales as described above and lower fixed cost absorption.  Segment profit in the nine months ended September 30, 2009 included (i) $13 million of charges related to the general corporate restructuring, (ii) a $7 million gain related to the reduction in the 2008 annual incentive plan and (iii) $5 million of charges related to the cessation of production of SAFLEX® plastic interlayer at our manufacturing facility in Trenton, Michigan (“Trenton Facility”).  Segment profit in the comparable period in 2008 included charges of $36 million resulting primarily from the expensing of the step-up in basis of inventory in accordance with fresh-start accounting and $1 million of severance and retraining costs.

CPFilms

	Successor	Combined
(dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$141	$196	$(55)	(28%)

Segment Profit	$24	$43	$(19)	(44%)
Charges included in Segment Profit	$(4)	$(10)

The decrease in net sales as compared to the nine months ended September 30, 2008 resulted primarily from lower sales volumes of $56 million or 29 percent, and, to a lesser extent, unfavorable currency exchange rate fluctuations of $3 million or 1 percent, partially offset by higher average selling prices of $4 million or 2 percent. The decrease in sales volumes were experienced across all global markets due to the severe global economic downturn and its effect on the automotive, residential housing, and commercial construction markets, but was more pronounced in Russia due to credit issues in the region.

    The decrease in segment results in comparison to the nine months ended September 30, 2008 resulted primarily from decreased net sales as described above and lower fixed cost absorption, partially offset by effective implementation of cost containment initiatives, which resulted in lower selling, general and administrative expenses, lower raw material costs of $3 million and lower net charges.  Segment profit in the nine months ended September 30, 2009 included charges of $4 million related to the general corporate restructuring while segment profit in the comparable period in 2008 included a charge of $10 million resulting from the expensing of the step-up in basis of inventory in accordance with fresh-start accounting.

Technical Specialties

	Successor	Combined
(dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Net Sales	$566	$821	$(255)	(31%)

Segment Profit	$190	$165	$25	15%
Net Gains (Charges) included in Segment Profit	$14	$(27)

The decrease in net sales as compared to the nine months ended September 30, 2008 resulted from lower sales volumes of $271 million or 33 percent and unfavorable currency exchange rate fluctuations of $15 million or 2 percent, partially offset by higher average selling prices of $31 million or 4 percent. The lower sales volumes have been experienced by all products within Technical Specialties due to the severe global economic downturn but this decrease, on a rate of decline basis, was more pronounced within SANTOFLEX® antidegradants, SANTOCURE® and PERKACIT® primary and ultra accelerators and other rubber chemicals products.  The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening U.S. dollar in relation to the Euro in comparison to the comparable period in 2008. Higher average selling prices were experienced primarily within CRYSTEX® insoluble sulphur, THERMINOL® heat transfer fluids and SKYDROL® aviation hydraulic fluids.  The increase in selling prices is related to our global price increases initiated in the third quarter 2008.

The increase in segment profit in comparison to the nine months ended September 30, 2008 resulted primarily from higher net gains, favorable exchange rate fluctuations, effective implementation of cost containment initiatives, which resulted in better plant cost performance and lower selling, general and administrative expenses, and lower raw material costs of $35 million, partially offset by lower net sales and lower fixed cost absorption.  The favorable exchange rate fluctuation on segment profit is due to a higher percentage of our operating costs transacted in Euros than net sales in the same currency. Segment profit in the nine months ended September 30, 2009 included (i) a $12 million gain related to the reduction in the 2008 annual incentive plan, (ii) a $3 million net gain related to the closure of the Ruabon Facility and (iii) a $1 million charge related to the general corporate restructuring.  Segment profit in the comparable period in 2008 included (i) a charge of $20 million resulting from the expensing of the step-up in basis of inventory in accordance with fresh-start accounting, (ii) a $13 million of charges related to the closure of the Ruabon Facility, and (iii) a $6 million gain related to the termination of a natural gas purchase contract associated with the same facility.

Unallocated and Other

	Successor	Combined
(dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Components of Unallocated and Other
Other Operations Segment Profit (Loss)	$(10)	$1
Corporate Expenses	(33)	(40)
Share-Based Compensation Expense	(13)	(6)
Other Unallocated Income (Expense), net	(17)	16
Unallocated and Other results	$(73)	$(29)	$(44)	(152)%
Net Gains (Charges) included in Unallocated and Other	$(16)	$11

Unallocated and Other results decreased as compared to the nine months ended September 30, 2008 due to higher net charges, losses on foreign currency exposure, higher charges for environmental remediation projects, higher share-based compensation expense, lower interest income and lower segment profit from other operations, partially offset by lower corporate expenses.  Included in the results of Unallocated and Other in the nine months ended September 30, 2009 is (i) a charge of $8 million related to the general corporate restructuring with $6 million recorded in corporate expenses and $2 million recorded in other operations segment profit (loss); (ii) a $6 million loss resulting from the Plastic Products Sale recorded in other operations segment profit (loss); (iii) a $6 million net pension plan settlement charge recorded in other unallocated income (expense), net; and (iv) a $4 million gain related to the reduction in the 2008 annual incentive plan recorded in corporate expenses. In the comparable period in 2008, we recorded (i) a $6 million gain resulting from surplus land sales with $3 million recorded in both other unallocated income (expense), net and other operations segment profit (loss); (ii) a $3 million gain related to joint settlements with Monsanto of legacy insurance policies with insolvent insurance carriers recorded in other unallocated income (expense), net, (iii) a $4 million gain resulting from the settlement of emergence related incentive accruals recorded in other unallocated income (expense), net; and (iv) a $1 million charge resulting from the relocation of our plastic products business from our manufacturing facility in Ghent, Belgium to Oradea, Romania recorded in other operations segment profit (loss); and (v) a $1 million charge resulting from the expensing of the step-up in basis of inventory in accordance with fresh-start accounting recorded in other operations segment profit (loss).

    After consideration of the aforementioned items in 2009 and 2008, corporate expenses decreased $9 million primarily due to lower discretionary expenses.  Share-based compensation expense increased $7 million due to higher share-based compensation expense on management incentive and director stock compensation plans adopted upon our emergence from bankruptcy and an additional award granted early in the third quarter of 2009.  After consideration of the aforementioned items in 2009 and 2008, other unallocated income (expense), net decreased by $17 million primarily due to losses on foreign currency exposure, higher charges for environmental remediation projects and lower interest income.  The higher charges for environmental remediation projects is due to a full year in 2009 of operations and maintenance costs on projects classified as liabilities subject to compromise prior to our emergence from bankruptcy in February 2008 in addition to sites increased legal spending on remediation projects in Anniston, Alabama as we seek recovery from other parties.  After consideration of the aforementioned items recorded in 2009 and 2008, other operations segment loss decreased by $2 million as compared to the comparable period in 2008 due to the severe global economic downturn.

Interest Expense

	Successor	Combined
(dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$98	$128	$(30)	(23%)
Charges included in Interest Expense	$(8)	$(1)

    The decrease in interest expense as compared to the nine months ended September 30, 2008 resulted principally from lower debt outstanding with lower interest rates in the nine months ended September 30, 2009 than in 2008, partially offset by higher charges.  As described above in the Results of Operations—Third Quarter 2009 Compared with Third Quarter 2008 section, we repaid the Bridge late in the third quarter 2008 which had an interest rate of 15.5 percent.  This resulted in lower debt outstanding during the nine months ended September 30, 2009 and allowed our weighted average interest rate to decrease to 7.2 percent at September 30, 2009.

Interest expense in the nine months ended September 30, 2009 includes charges of $8 million to write-off unamortized debt issuance costs and debt discount related to the repayment of the German term loan.  Interest expense in the nine months ended September 30, 2008 includes a charge of $1 million to write-off unamortized debt issuance costs related to the repayment of the Bridge.

Reorganization Items, net

	Successor	Combined
(dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Reorganization Items, net	$--	$1,433	$(1,433)	N.M.

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we were in reorganization under Chapter 11 of the U.S. Bankruptcy Code.  We did not record any charges in reorganization items in the nine months ended September 30, 2009 due to our emergence from Chapter 11 on February 28, 2008.

Income Tax Expense

	Successor	Combined
(dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense	$15	$231	$(216)	(94%)

Our income tax expense or benefit is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate.  For the nine months ended September 30, 2009, income tax expense decreased $216 million, as compared to the same period in 2008.  Of this decrease, approximately $202 million is attributable to our emergence from bankruptcy and the effect of adopting fresh-start accounting on February 29, 2008, $4 million is attributable to lower earnings in ex-U.S. tax jurisdictions and the remaining $10 million decrease is due to a reduction in unrecognized tax benefits.

As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Code.  We do not currently expect this change to significantly limit our ability to utilize our NOLs.  If, in the future, we were to experience a change of ownership as defined by Section 382, it could impose significant limitations on our ability to utilize our NOLs.

As described in Note 13 – Capital Stock to the accompanying consolidated financial statements, we adopted a Rights Plan which is intended to avoid an “ownership change” within the meaning of Section 382 of the Code and thereby preserve our ability to utilize our NOLs and other tax benefits.  The Rights Plan does not ensure that our NOLs will be protected from an ownership change as defined in the tax laws, and there can be no assurance that such an ownership change will not occur.

Discontinued Operations

	Successor	Combined
(dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)	% Increase (Decrease)

Integrated Nylon business	$(170)	$152
Other	1	--
Income (Loss) from Discontinued Operations, net of tax	$(169)	$152	$(321)	(211%)
Reorganization items included in income (loss) from discontinued operations	$--	$212

Income (Loss) from discontinued operations consists of the results of our Integrated Nylon and other previously divested businesses.

As described in Note 3 – Divestitures to the accompanying consolidated financial statements, we sold our Integrated Nylon business on June 1, 2009 and recorded a loss on the sale in the nine months ended September 30, 2009 of $76 million.  The reorganization items included in the results of Integrated Nylon included primarily the elimination of the LIFO reserve of $204 million and the expensing of the step-up in basis of the inventory of $7 million.

Summary of Events Affecting Comparability

Charges and gains recorded in the nine months ended September 30, 2009 and 2008 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2009 Events

Increase/(Decrease)	Saflex	CPFilms	Technical Specialties	Unallocated/Other	Consolidated

Impact on:
Cost of goods sold	$(2)	$--	$(3)	$(1)	$(6)	(a)
	3	1	--	1	5	(b)
	5	--	--	--	5	(c)
	--	--	(3)	--	(3)	(d)
	--	--	--	4	4	(e)
	--	--	--	1	1	(f)
Selling, general and administrative expenses	(4)	--	(9)	(3)	(16)	(a)
	9	3	1	7	20	(b)
	--	--	--	2	2	(e)
Research, development and other operating expenses	(1)	--	--	--	(1)	(a)
	1	--	--	--	1	(b)
	--	--	--	5	5	(g)
Operating Income Impact	(11)	(4)	14	(16)	(17)

Interest expense	--	--	--	(8)	(8)	(h)
Pre-tax Income Statement Impact	$(11)	$(4)	$14	$(24)	(25)
Income tax impact					(3)	(i)
After-tax Income Statement Impact					$(22)

(a)	Gain related to the reduction in the 2008 annual incentive plan ($23 million pre-tax and $20 million after-tax).
(b)	Severance and retraining costs related to the general corporate restructuring ($26 million pre-tax and $21 million after-tax).
(c)	Charges related to the closure of the SAFLEX® plastic interlayer production line at the Trenton Facility ($5 million pre-tax and after-tax).
(d)	Net gains related to the closure of the Ruabon Facility ($3 million pre-tax and $2 million after-tax).
(e)	Net pension plan settlements, as more fully described in Note 12 to the accompanying consolidated financial statements ($6 million pre-tax and after-tax).
(f)	Impairment of intangible assets related to the Plastic Products Sale ($1 million pre-tax and after-tax).
(g)	Loss on the Plastic Products Sale ($5 million pre-tax and after-tax).
(h)	Charges related to the repayment of the German term loan to write-off unamortized debt issuance costs and debt discount ($8 million pre-tax and $6 million after-tax).
(i)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2008 Events

Increase/(Decrease)	Saflex	CPFilms	Technical Specialties	Unallocated/Other	Consolidated

Impact on:
Cost of goods sold	$36	$10	$20	$1	$67	(a)
	--	--	13	--	13	(b)
	--	--	(6)	--	(6)	(c)
	--	--	--	(3)	(3)	(d)
	1	--	--	1	2	(e)
Research, development and other operating expenses	--	--	--	(6)	(6)	(f)
Operating Income Impact	(37)	(10)	(27)	7	(67)

Interest expense	--	--	--	(1)	(1)	(g)
Other income (loss), net	--	--	--	4	4	(h)
Reorganization Items, net	--	--	--	1,433	1,433	(i)
Pre-tax Income Statement Impact	$(37)	$(10)	$(27)	$1,443	1,369
Income tax impact					187	(j)
After-tax Income Statement Impact					$1,182

(a)	Charges resulting from the step-up in basis of inventory in accordance with fresh-start accounting ($67 million pre-tax and $52 million after-tax).
(b)	Charges related to the closure of the Ruabon Facility ($13 million pre-tax and after-tax).
(c)	Gain related to the termination of a natural gas purchase contract related to the closure of the Ruabon Facility ($6 million pre-tax and after-tax).
(d)	Gain resulting from settlements of legacy insurance policies with insolvent insurance carriers ($3 million pre-tax and after-tax).
(e)	Restructuring costs related principally to severance and retraining costs ($2 million pre-tax and after-tax).
(f)	Gain resulting from surplus land sales ($6 million pre-tax and after-tax).
(g)	Unamortized debt issuance costs associated with the repayment of the Bridge ($1 million pre-tax and after-tax).
(h)	Gain resulting from the settlement of emergence related incentive accruals ($4 million pre-tax and after-tax).
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

Financial Condition and Liquidity

As of September 30, 2009, our total liquidity was $225 million, which was comprised of $111 million in cash and $114 million in availability under our Revolver.  Our Revolver is limited to the lesser of the amount of the borrowing base, as defined, but generally calculated as a percentage of allowable inventory and trade receivables or $400 million. During the third quarter of 2009, we voluntarily reduced the maximum availability under our Revolver from $450 million to $400 million.  As of September 30, 2009, our borrowing base was $158 million with availability reduced by required letters of credit of $44 million.   There were no borrowings outstanding at September 30, 2009.

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

On October 15, 2009, we issued the Notes with net proceeds, after incorporating all transaction fees, of $379 million.  We used a portion of the net proceeds to repay $300 million of our Term Loan, which was subject to a 2 percent prepayment penalty.   The remaining net proceeds were used to enhance our liquidity position.  We also amended our Revolver and Term Loan credit agreements in order to provide us with greater operational and strategic flexibility.  Among other things, the aforementioned amendment increases our Leverage Ratio to 4.50, as of September 30, 2009.

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

Debt Covenants

Our Term Loan and Revolver (“Financing Agreements”) include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt.  The financial covenants for all measurement periods for the year ended December 31, 2009 are (i) Leverage Ratio:  limitation of maximum leverage ratio comprised of gross debt to trailing twelve-month continuing operations Adjusted EBITDA or earnings from continuing operations before interest, income taxes, depreciation and amortization, reorganization items, non-cash share-based compensation expense and unusual gains and charges (as that term is defined in the Financing Agreements); (ii) Fixed Charge Ratio:  maintenance of a minimum fixed charge coverage ratio comprised of trailing twelve-month (“TTM”) continuing operations Adjusted EBITDA, as reduced by TTM continuing operations capital expenditures, to Fixed Charges (as defined in the Financing Agreements, as the sum of cash interest expense, net, TTM cash income taxes and annualized debt amortization under our Term Loan) ratio; and iii) Maximum Capital Expenditures.  Below is a summary of our actual performance under these financial covenants as of September 30, 2009 along with a summary of the contractually agreed to financial covenants for the remaining measurement period in 2009.

	September 30, 2009		December 31, 2009
	Actual	Covenant	Covenant

Max Leverage Ratio	3.51	4.50	4.50
Min Fixed Charge Ratio	2.12	1.15	1.15
Max Capital Expenditures	n.a	n.a.	$252

As provided by the Amendments, the Leverage Ratio covenant increased from 4.25 to 4.50 as of the third quarter of 2009.  The Leverage Ratio and the Fixed Charge Ratio covenants are consistent throughout 2010 at 4.50 and 1.35, respectively.

Cash Flows - Continuing Operations

Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

	Successor	Combined
Cash Flow Summary – Continuing Operations (dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)

Cash provided by operating activities before reorganization items	$123	$109	$14
Cash used in reorganization activities	--	(378)	378
Cash provided by (used in) operating activities	123	(269)	392
Cash used in investing activities	(26)	(16)	(10)
Cash provided by (used in) financing activities	(92)	361	(453)
Net change in cash for period attributable to continuing operations	$5	$76	$(71)

Operating activities:  Cash provided by operating activities was $123 million for the first nine months of 2009, a $392 million increase as compared to the $269 million used in operations for the comparable period in 2008.  The increase is primarily attributable to a lack of reorganization activities in 2009 which required a cash usage of $378 million in 2008, primarily to facilitate our emergence from bankruptcy.  Cash provided by operating activities before reorganization items increased $14 million as compared to the $109 million provided by operations for the comparable period in 2008.  This increase was due to lower payments on interest expense, taxes, environmental remediation liabilities and our postretirement obligations, lower working capital requirements as partially offset by higher cash payments on restructuring activities.  Furthermore, the first nine months of 2008 includes cash payments on our annual incentive plan which was significantly reduced for the comparable period in 2009.   Required contributions to our U.S. pension plans, which can fluctuate based upon minimum funding requirements, decreased $20 million in 2009 and payments on our U.S. other postretirement obligations were $7 million lower in 2009.  The lower payments on other postretirement obligations was due to reimbursement to us by a fund established at our emergence from bankruptcy restricted to pay certain liabilities assumed by us upon our spinoff from Pharmacia (“Legacy Liabilities”) in addition to lower cash requirements on other postretirement obligations which are not included within the definition of Legacy Liabilities.  The reduction in other postretirement obligation payments is expected to continue indefinitely as the balance remaining in this restricted fund at September 30, 2009, attributable to pre-spin other post retirement obligations, is $176 million, which effectively defeases the corresponding Legacy Liability.  We will, however, continue to remain liable for payments on other postretirement obligations which are not included within the definition of Legacy Liabilities.

Investing activities:  Cash used in investing activities was $26 million for the first nine months of 2009, a $10 million increase as compared to $16 million used in investing activities for the comparable period in 2008. In the second quarter of 2008, we sold our corporate headquarters building which provided $43 million of cash.   For the first nine months in 2009, the majority of growth related capital projects were ceased in reaction to the global economic slowdown first experienced by us in the fourth quarter of 2008, which resulted in a reduction of $40 million in property, plant and equipment purchases for the first nine months of 2009 as compared to the comparable period in 2008.

Financing activities:  Cash used in financing activities was $92 million for the first nine months in 2009, compared with $361 million of cash provided by financing activities in 2008. During the first nine months of 2009 we used $119 million in cash provided by the sale of common stock, along with proceeds received on the sale of our Integrated Nylon business and cash provided by operations, to fully repay our Revolver along with $9 million on our Term Loan.  On February 28, 2008, as more fully described in Note 1 – Background and Basis of Presentation in the accompanying consolidated financial statements, we emerged from bankruptcy.  This event required a complete recapitalization of our debt and equity structure and, after repayment of all debt obligations outstanding at that time, resulted in net proceeds of $351 million.  Of this amount, $250 million was used to establish certain funds restricted for future payments related to Legacy Liabilities and the remainder was used to pay certain secured and administrative claims and to provide additional liquidity for operations.

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

	Successor	Successor
Working Capital – Continuing Operations (dollars in millions)	September 30, 2009	December 31, 2008	Increase (Decrease)

Cash and cash equivalents	$111	$32
Trade receivables, net	268	227
Inventories	273	341
Other current assets	143	195
Total current assets	$795	$795

Accounts payable	$139	$170
Accrued liabilities	203	259
Short-term debt, including current maturities of long-term debt	31	37
Total current liabilities	$373	$466

Working Capital	$422	$329	$93

Our working capital used for continuing operations increased $93 million primarily as a result of higher cash and lower short-term debt reflecting our 2009 focus on preserving and enhancing our liquidity position. Our other working capital requirements increased slightly to fund certain seasonal demands of our businesses, partially offset by a $23 million reduction in the 2008 annual incentive plan liability.

From time to time, beginning with the month subsequent to our emergence from bankruptcy, we sell trade receivables without recourse to third parties.  In accordance with U.S. GAAP, trade receivables were removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $6 million and $20 million at September 30, 2009 and December 31, 2008, respectively.  The average monthly amounts of trade receivables sold were $10 million for the nine months ended September 30, 2009.  Discounts (losses) on sales of trade receivables were less than $1 million.  These losses primarily represented the costs of funds and were included as a reduction in operating income.

Cash Flows - Discontinued Operations

	Successor	Combined
Cash Flow Summary – Discontinued Operations (dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)

Cash provided by (used in) operating activities	$58	$(170)	$228
Cash provided by (used in) investing activities	16	(41)	57
Net change in cash for period attributable to discontinued operations	$74	$(211)	$285

On June 1, 2009, we sold our Integrated Nylon business for $50 million in cash, subject to adjustment for changes in working capital, a two percent equity stake in the new company and $4 million in deferred cash.  Throughout 2009, including the period from the point we entered into the sale agreement and up to the date the sale closed, we aggressively worked to monetize the working capital balances historically required by this business, which resulted in cash provided by operating activities for discontinued operations of $58 million as compared to cash used in operating activities of $170 million for the nine months ended September 30, 2008; an increase of $228 million.  Because the working capital balances of the business at close were less than anticipated, a working capital adjustment of $20 million was offset against the sales price resulting in our receipt of $30 million of gross proceeds.  Cash provided by investing activities increased $57 million in the nine months ended September 30, 2009 as compared to the comparable period in 2008, in part, due to the receipt of these funds as offset by $5 million in costs to sell this business.  A reduction in cash used for capital expenditures accounts for the remaining increase in cash provided by investing activities.

During the fourth quarter of 2009, the payment of retained liabilities associated with certain pre-divestiture restructuring activities, compensation agreements, transition services, indirect cost guarantees at one of our former Integrated Nylon manufacturing facilities and settlement of the final working capital adjustment with the Buyer, could total up to a net of $15 million.  It is unlikely a resolution of the Lyondell proceedings discussed in Note 3 – Divestitures to the accompanying consolidated financial statements will be completed in 2009 due to the inherent complexities of bankruptcy proceedings.

Pension Funding

According to current Internal Revenue Service funding rules, we will make contributions to our Solutia and Solutia Union Pension Plans of approximately $26 million in 2009.  Approximately $20 million of these required contributions were made in the nine months ended September 30, 2009.  We also expect to fund approximately $10 million in pension contributions to our foreign pension plans in 2009, of which $8 million was contributed in the nine months ended September 30, 2009.  Actual contributions to the plans may differ as a result of a variety of factors, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and whether we choose to contribute our common stock rather than cash to the plans.

Contingencies

See Note 9 – Commitments and Contingencies to the accompanying consolidated financial statements for a summary of our contingencies as of September 30, 2009.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the nine months ended September 30, 2009 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” as presented in our 2008 Form 10-K, as recast and filed with the SEC in a Form 8-K on July 27, 2009, to reflect (i) our retrospective application of the presentation of noncontrolling interests as provided by the Accounting Standards Codification 810 Consolidations, adopted on January 1, 2009, and (ii) presentation of our Integrated Nylon business as discontinued operations in accordance with the terms of the definitive sale agreement between us and the Buyer.

Item 4.  CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in timely accumulating and communicating to them material information relating to us and our consolidated subsidiaries that is required to be included in our periodic SEC filings.  The Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that we record, process, summarize, and report the required disclosure information within the specified time periods.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c ) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2009	1,288	$8.97	0	$0
August 1-31, 2009	1,432	$10.25	0	$0
September 1 -30, 2009	6,696	$11.39	0	$0
Total	9,416	$10.89	0	$0

(1)	Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.
(2)
Average price paid per share reflects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

ITEM 6.  EXHIBITS

See the Exhibit Index at page 55 of this report.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC. Registrant

Dated: October 27, 2009	By:	/s/ TIMOTHY J. SPIHLMAN
Name: Timothy J. Spihlman
Title: (Vice President and Controller) (On behalf of the Registrant and as Principal Accounting Officer)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of Solutia Inc. (incorporated by reference to Exhibit 3.1 to Solutia's Form 8-K filed on March 4, 2008)
3.2	Amended and Restated Bylaws of Solutia Inc. (incorporated by reference to Exhibit 3.2 to Solutia's Form 8-K filed on March 4, 2008)
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock. (incorporated by reference to Exhibit 3.1 to Solutia’s Form 8-K filed on July 27, 2009)
4.1
382 Rights Agreement, dated as of July 27, 2009, between Solutia Inc. and  American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock as Exhibit A and the Summary of Rights as Exhibit C.  (incorporated by reference to Exhibit 3.1 to Solutia’s Current Report on Form 8-K  filed on July 27, 2009)

4.2
Indenture dated October 15, 2009 by and between Solutia, the subsidiary guarantors parties thereto and the Trustee. (incorporated by reference to Exhibit 4.1 to Solutia’s Form 8-K filed October 16, 2009)

4.3
First Supplemental Indenture to the Indenture dated October 15, 2009, by and between Solutia, the subsidiary guarantors parties there and the Trustee. (incorporated by reference to Exhibit 4.2 to Solutia’s Form 8-K filed October 16, 2009)

10.1
First Amendment dated as of  May 29, 2009, to the Credit Agreement, dated as of February 28, 2008, among  Solutia Inc., Solutia Europe SPRL/BVBA, Flexsys SA/NV, and Citibank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed October 16, 2009)

10.2
Second Amendment dated as of October 15, 2009, to the Credit Agreement, dated as of February 28, 2008, to Credit Agreement dated as of May 29, 2009 among  Solutia Inc., Solutia Europe SPRL/BVBA, Flexsys SA/NV, and Citibank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.2 to Solutia’s Form 8-K filed October 16, 2009)

10.3
First Amendment, dated as of October 15, 2009, to the Credit Agreement, dated as of February 28, 2008 among Solutia Inc., the lending institutions party thereto and Citibank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.3 to Solutia’s Form 8-K filed October 16, 2009)

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