Form 10-K
period 2009-12-31
SOLUTIA INC
filed 2010-02-18
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Title of each class
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by Court. ☑ Yes ☐ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009): approximately $583.7 million.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 121,432,308 shares of common stock, $.01 par value, outstanding as of the close of business on January 31, 2009.
DOCUMENTS INCORPORATED BY REFERENCE

Portion of Definitive Proxy Statement for Annual Meeting of Stockholders on April 21, 2010	Part III

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
Company Overview
We are a global manufacturer and marketer of a variety of high-performance chemical and engineered materials that are used in a broad range of consumer and industrial applications. We maintain a global infrastructure consisting of 25 manufacturing facilities, 6 technical centers and over 26 sales offices globally, including 12 facilities in the United States. We employ approximately 3,400 individuals around the world.
We were formed in April 1997 by Pharmacia Corporation (“Pharmacia”), which was then known as Monsanto Company (“Old Monsanto”) to hold and operate substantially all of the assets, and assume all of the liabilities of Old Monsanto’s historical chemicals business. Pharmacia spun us off to Pharmacia’s shareholders and we became an independent company in September 1997 (the “Solutia Spinoff”).
On December 17, 2003, we and our 14 U.S. subsidiaries filed voluntary petitions for Chapter 11 to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain postretirement benefits (the “Legacy Liabilities”) and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff. On February 28, 2008 (the “Effective Date”), we consummated our reorganization and emerged from bankruptcy pursuant to our Fifth Amended Joint Plan of Reorganization (the “Plan”). See the accompanying consolidated financial statements for additional discussion of our changes in capitalization relating to this event.
On June 1, 2009, we sold substantially all the assets and certain liabilities, including environmental remediation and pension liabilities of active employees, of our Integrated Nylon business to an affiliate of S.K. Capital Partners II, L.P. (“Buyer”), a New York-based private equity firm. We used the proceeds from the sale to pay down debt under our $350 million senior secured asset-based revolving credit facility (“Revolver”). Completion of the sale of the Integrated Nylon business completes the transformation of Solutia into a pure-play performance materials and specialty chemicals company.
Segments; Principal Products
Our reportable segments are:
•	Saflex;
•	CPFilms; and
•	Technical Specialties.
The tabular and narrative information contained in Note 19 — Segment and Geographic Data — to the accompanying consolidated financial statements is incorporated by reference into this section.
Saflex
Saflex is the world’s largest producer of PVB (Polyvinyl Butyral) sheet, a plastic interlayer used in the manufacture of laminated glass for automotive, architectural and energy applications. In addition to PVB sheet, which is mostly marketed under the SAFLEX® brand, we manufacture specialty intermediate PVB resin products sold under the BUTVAR® brand, optical grade PVB resin and plasticizer.
PVB is a specialty resin used in the production of laminated safety glass sheet, an adhesive interlayer with high tensile strength, impact resistance, transparency and elasticity that makes it particularly useful in the production of safety glass. Laminated safety glass is predominately produced with PVB sheet and is legislated in all industrialized countries for automobile windshields. Developing countries also use laminated safety glass in automotive windshields although it is not formally legislated. Approximately 40 percent of sales to the automotive sector are for aftermarket replacement windows. Architectural laminated safety glass is widely used in the construction of modern office buildings, airports and residential homes. PVB sheet is also used as an encapsulant in the growing thin film solar cell market. Other applications for PVB resin include non-sheet applications such as wash primers and other surface coatings, specialty adhesive formulations and inks.

Principal Products

Major End-Use	Major Products		Major	Major Raw	Major	Major End-Use
Markets	Brand	Description	Competitors	Materials	Plants(1)	Applications
CONSTRUCTION AND HOME FURNISHINGS	SAFLEX® BUTVAR®	Laminated window glass Specialty intermediate PVB resin	DuPont Kuraray Sekisui	Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer	Ghent, Belgium Springfield, MA Santo Toribio, Mexico Suzhou, China Sao Jose dos Campos, Brazil	Products to increase the safety, security, sound attenuation, energy efficiency and ultraviolet protection of architectural glass for residential and commercial structures

VEHICLES	SAFLEX® BUTVAR®	Laminated window glass Specialty intermediate PVB resin	DuPont Sekisui	Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer	Ghent, Belgium Santo Toribio, Mexico Springfield, MA Suzhou, China Sao Jose dos Campos, Brazil	Products to increase the safety, security, sound attenuation and ultraviolet protection of automotive glass

(1)
Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes. The major products may pass through other of our plants prior to the final sale to customers.

CPFilms
CPFilms is one of the world’s largest manufacturers of solar control, decorative, safety and security window films for aftermarket automotive and architectural applications marketed predominantly under the trademarks of LLUMAR®; VISTA®; GILA®; and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS®. CPFilms also manufactures precision coated films providing performance film enhancement such as vacuum metalizing, sputter coating, deep dyeing and coating and laminating which are used in a wide variety of products including those within the growing industries of electronics and energy.

Principal Products

Major End-Use	Major Products		Major	Major Raw	Major	Major End-Use
Markets	Brand	Description	Competitors	Materials	Plants(1)	Applications
CONSTRUCTION AND HOME FURNISHINGS	LLUMAR® VISTA® GILA®	Professional window films Retail window films	3M Madico Bekaert	Polyester film	Martinsville, VA	After-market films for solar control, security and safety

VEHICLES	LLUMAR® FORMULA ONE® GILA®	Professional window films Retail window films	Johnson Laminating Garware Commonwealth Laminating NovoMatrix Hanita Coatings	Polyester film	Martinsville, VA	Products to increase the safety, security, sound attenuation and ultraviolet protection of automotive glass and give vehicles a custom appearance

INDUSTRIAL APPLICATIONS & ELECTRONICS	Metalized films Sputtered films Deep-dyed films Release liners	Components Enhanced polymer films	3M Intellicoat Mitsubishi Southwall VDI Technimet Nitto Denko Toppan	Polyester film Indium tin Precious metals	Martinsville, VA Canoga Park, CA	Window films’ tapes, automotive badging, optical and colored filters, shades, reprographics, and packaging uses, computer touch-screens, electroluminescent displays for hand-held electronics and watches, and cathode ray tube and LCD monitors

(1)
Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes. The major products may pass through other of our plants prior to the final sale to customers.

Technical Specialties
Technical Specialties is our specialty chemicals segment which includes the manufacture and sale of chemicals for the rubber, solar energy, process manufacturing and aviation industries.
Chemicals for the rubber industry help cure and protect rubber, impart desirable properties to cured rubber, increase durability and lengthen product life. These products play an important role in the manufacture of tires and other rubber products such as belts, hoses, seals and footwear.
We manufacture approximately 50 different products for the rubber chemicals industry which are classified into two main product groups: vulcanizing agents, principally insoluble sulfur, and rubber chemicals. Insoluble sulfur is a key vulcanizing agent manufactured predominantly for the tire industry. We are the world’s leading supplier of insoluble sulfur and market under the trade name of CRYSTEX®. We have three product groups within rubber chemicals: antidegradants, accelerators, and other rubber chemicals.
THERMINOL® heat transfer fluids are used for indirect heating or cooling of chemical processes in various types of industrial equipment and in solar energy power systems. The fluids provide enhanced pumping characteristics because they remain thermally stable at high and low temperatures.

SKYDROL® brand aviation hydraulic fluids and SKYKLEEN® brand of aviation solvents are supplied across the aviation industry. The SKYDROL® line includes fire-resistant hydraulic fluids, which are used in more than half of the world’s commercial aircraft.
Principal Products

Major End-Use	Major Products		Major	Major Raw	Major	Major End-Use
Markets	Brand	Description	Competitors	Materials	Plants(1)	Applications
RUBBER CHEMICALS	CRYSTEX® SANTOFLEX® SANTOCURE® PERKACIT®	Insoluble sulfur Antidegradant Primary and ultra accelerators	Lanxess Chemtura Shikoku Oriental Carbon Chemicals Limited (India) NCC Sinorgchem	Benzene derivatives Ketones Sulfur CS2 Napthenic processing oil	Antwerp, Belgium Itupeva, Brazil Kashima, Japan Monongahela, PA Lemoyne, AL Nienburg, Germany Kuantan, Malaysia Sauget, IL Sete, France Termoli, Italy Sao Jose dos Campos, Brazil	Products critical to the manufacture of finished rubber as they increase the productivity of the manufacturing process and the quality of the end product with improved resilience, strength and resistance to wear and tear. Primary application is in the production of tires.

CAPITAL EQUIPMENT	THERMINOL®	Heat transfer fluids	Dow	Benzene Phenol	Anniston, AL Newport, U.K.	Heat transfer fluids for a wide variety of manufacturing and refining uses

AVIATION & TRANSPORTATION	SKYDROL® SKYKLEEN®	Aviation hydraulic fluids Aviation solvents	ExxonMobil	Phosphate esters	Anniston, AL	Hydraulic fluids for commercial aircraft, and environmentally friendly solvents for aviation maintenance

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
We maintain inventories of finished goods, goods in process and raw materials to meet customer requirements and our scheduled production. In general, we do not manufacture our products against a backlog of firm orders; we schedule production to meet the level of incoming orders and the projections of future demand. However, in the Saflex segment, a large portion of sales for 2009 were pursuant to volume commitments. We do not have material contracts with the government of the United States or any state, local or foreign government. In 2009, no single customer or customer group accounted for 10 percent or more of our net sales.

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
Raw Materials and Energy Resources
We buy large amounts of commodity raw materials and energy resources, including benzene, vinyl acetate, sulfur, polyvinyl alcohol, 2-ethyl hexanol and natural gas. We typically buy major requirements for key raw materials pursuant to contracts with average contractual periods of one to four years. We obtain certain important raw materials from a few major suppliers. In general, in those cases where we have limited sources of raw materials, we have developed contingency plans to the extent practicable to minimize the effect of any interruption or reduction in supply. However, we also purchase raw materials from some single source suppliers in the industry and in the event of an interruption or reduction in supply, might not be able to mitigate any negative effects.
While temporary shortages of raw materials and energy resources may occasionally occur, these items are generally sufficiently available to cover our current and projected requirements. However, their continuing availability and price may be affected by unscheduled plant interruptions and domestic and world market conditions, political conditions and governmental regulatory actions. Due to the significant quantity of some of these raw materials and energy resources that we use, a minor shift in the underlying prices for these items can result in a significant impact on our cost profile and, potentially, our consolidated financial position and results of operations.
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
Research and Development
Research and development constitute an important part of our activities. Our expenses for research and development amounted to $14 million in 2009, $19 million in 2008 and $26 million in 2007, or about 1.1 percent of net sales on average. We focus our expenditures for research and development on process improvements and selected product development.
Our research and development programs in the Saflex segment include new products and processes for the window glazing and photovoltaic markets. Several new products for the photovoltaic market have achieved International Electrotechnical Commission (IEC) qualification and are in various stages of commercialization. New products are designed to help customers reduce encapsulation cost, address quality issues or increase efficiency of thin film photovoltaic cells. Acoustic safety interlayers have been successfully introduced to the automotive and architectural markets. An Absolute Black super-wide privacy interlayer has been introduced in the architectural market. New process technology for super-wide acoustic interlayers is being installed in our Ghent, Belgium facility.
Our research and development programs in the CPFilms segment include new products for the glass treatment, display and electronics markets. Window films and technical coatings that meet the challenges of energy efficiency and energy harvesting continue to be developed. New products using advances in exterior coatings, silicone release formulations, transparent conductive coatings and signal enabling technologies are being commercialized.

Our research and development programs in the Technical Specialties segment include new products for the specialty chemicals markets and emphasize the balance between manufacturing cost reduction and capacity expansion in our rubber chemical business. A new heat transfer fluid has been commercialized and a new aviation fluid continues to perform well in the industry flight service evaluations and approval is expected in 2010. We have made significant progress in cost reduction through process optimization and energy reduction across most of our rubber chemical product lines.
Environmental Matters
The narrative appearing under “Environmental Matters” in Item 7 below is incorporated by reference.
Employee Relations
On December 31, 2009, we had approximately 3,400 employees worldwide: with U.S. employees constituting 52 percent of the total number of employees. Approximately 1,000 of the European employees are represented by either a union delegation, works council or employee forum. Approximately 29 percent of our U.S. workforce is currently represented by various labor unions at the following sites: Anniston, Alabama; Sauget, Illinois; Monongahela, Pennsylvania; Springfield, Massachusetts; and Trenton, Michigan.
Each of our U.S. labor unions (except at the Monongahela, Pennsylvania site) individually ratified a five-year agreement in 2005, which is set to expire December 31, 2010, that established retirement and health and welfare benefits for our employees at the above sites. Local collective bargaining agreements that cover wages and working conditions at the above sites expire between March 2010 and January 2013. The collective bargaining agreement for the Monongahela, Pennsylvania site includes wages, working conditions, retirement and health & welfare benefits.
International Operations
We are engaged in manufacturing, sales and research and development in areas outside the United States. Approximately 75 percent of our consolidated sales from continuing operations for the year ended December 31, 2009 were made into markets outside the United States, including Europe, Canada, Latin America and Asia. Of our consolidated sales from continuing operations, 12 percent were made into China for the year ended December 31, 2009.
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

Executive Officers
The following table shows information about our executive officers as of February 17, 2010:

	Year First Became an
Name, Age and Position	Executive Officer of	Other Business Experience Since
with Solutia	Solutia	At Least January 1, 2005
Jeffry N. Quinn, 51 President, Chief Executive Officer and Chairman of the Board	2003	President, Chief Executive Officer and Director since May 2004. Named Chairman of the Board on February 22, 2006. Mr. Quinn previously served as Solutia’s Senior Vice President, General Counsel and Chief Restructuring Officer from 2003 to 2004. Prior to joining Solutia, Mr. Quinn served from 2000 to 2002 as Executive Vice President, Chief Administrative Officer and General Counsel of Premcor Inc., an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products. Premcor Inc. is now owned by Valero Energy Corp.

James M. Sullivan, 49 Executive Vice President, Chief Financial Officer and Treasurer	2004	Executive Vice President, Chief Financial Officer and Treasurer since 2009. Mr. Sullivan served as Senior Vice President, Chief Financial Officer and Treasurer from 2004 through 2009 and as Vice President and Controller from 1999 through 2004.

James R. Voss, 43 Executive Vice President, Global Operations	2005	Executive Vice President, Global Operations since 2009. Mr. Voss served as Senior Vice President and President, Flexsys from 2007 through 2009 and as Senior Vice President, Business Operations from 2005 through 2007. Mr. Voss served as Senior Vice President and Chief Administrative Officer of Premcor Inc., now owned by Valero Energy Corp.

Robert T. DeBolt, 49 Senior Vice President, Business Operations	2007	Senior Vice President, Business Operations since 2007. Mr. DeBolt served as Vice President of Corporate Strategy from 2005 to 2007 and as the Controller for Integrated Nylon from 2003 through 2004. Prior thereto, Mr. DeBolt was responsible for accounting at all of our manufacturing facilities.

Paul J. Berra, III, 41 Senior Vice President, General Counsel, Legal and Governmental Affairs	2008	Senior Vice President, General Counsel, Legal and Governmental Affairs since December 2009. Mr. Berra served as Senior Vice President, General Counsel and Chief Administrative Officer from 2008. Mr. Berra served as Vice President, Government Affairs and Communications from 2006-2008. Mr. Berra joined Solutia in 2003 as Assistant General Counsel, Human Resources, and added government affairs responsibilities the following year. Prior to joining Solutia, Mr. Berra served as Corporate Counsel at Premcor Inc., now owned by Valero Energy Corp.

Timothy J. Spihlman, 38 Vice President and Corporate Controller	2004	Vice President and Corporate Controller since 2004 and Director, Corporate Analysis and Financial Reporting from 2002 through 2004. Previously, Mr. Spihlman served as Vice President of Finance at CoreExpress, Inc. from 2000 until 2002 and was a public accountant with Ernst & Young from 1993 until 2000.

Andrew B. Stroud, Jr., 51 Vice President, Human Resources	2010	Mr. Stroud was Executive Vice President, DHR International, a privately held provider of executive search solutions from August 2008 until December 2009, when he joined Solutia. He was Vice President, Human Resources for Insituform Technologies, a leading worldwide provider of cured-in place pipe (CIPP) and other technologies and services for the rehabilitation of pipeline systems. Previously, he served as Vice President, Human Resources of Aramark Corporation, a food services, facilities management, and uniform and career apparel provider from 2004. Mr. Stroud has over twenty years of experience in Human Resources.
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
RISK RELATED TO OUR EMERGENCE FROM BANKRUPTCY
Because our consolidated financial statements reflect fresh-start accounting adjustments made upon emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Plan of Reorganization, financial information in our future financial statements will not be comparable to our financial information from prior periods.
Upon our emergence from Chapter 11 in February 2008, we adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with ASC 805, Business Combinations, using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start accounting the accumulated deficit has been eliminated. In addition to fresh-start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan of Reorganization. Thus, our future statements of financial position and statements of operations data will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations data for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the reorganization.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
Continued extreme disruption in global financial markets and sustained weakening in our markets could significantly impact our results of operations, liquidity and long term anticipated growth rate.
Our operations and performance are materially affected by worldwide economic conditions, which started deteriorating significantly during 2008 and continued into 2009. Market turmoil and tightened credit availability, downgrades of certain investments and declining valuations of others generally reduced consumer confidence, increased pricing pressure on products and services and led to widespread reduction of global business activity. Uncertainty about current global economic conditions has resulted in decreased consumer spending and a significant decline in sales in automotive, aviation, construction and industrial industries worldwide. The continued tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products, our ability to procure necessary raw materials from suppliers, our ability to secure credit from our suppliers at terms granted to us historically and our ability to collect from our customers amounts due on trade receivables at terms previously experienced by us. The continued weakening of these markets, if prolonged, could significantly impact our results of operations, our liquidity, and our long-term anticipated growth rate. Further, stemming from our emergence from Chapter 11, the carrying amount of our goodwill and intangible assets was established at fair value as of February 28, 2008 and therefore is more susceptible to impairment if business operation results and/or macroeconomic conditions deteriorate. Impairment charges, if any, could be material to our results of operations. While we have seen signs of recovery and increased demand in most businesses, continued weakness in worldwide economic conditions could result in a decline in our future profitability and cash from operating activities.

Our operations are restricted by our credit facilities and could be impacted by the failure of our lenders to perform.
Our credit facilities and our indenture governing the 2017 senior unsecured notes include a number of significant restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:
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
Volatility in the prices of raw materials and energy or their reduced availability could significantly impact our operating margins.
Our manufacturing processes consume significant amounts of energy and large amounts of commodity raw materials, including benzene, vinyl acetate, sulfur, polyvinyl alcohol, 2-ethyl hexanol and natural gas, the cost of which are subject to worldwide supply and demand as well as other factors beyond our control. Also, temporary shortages or over supply of these raw materials and energy sources may occasionally occur. We typically purchase major requirements for key raw materials under medium-term contracts. Pricing under these contracts may fluctuate as a result of unscheduled plant interruptions, worldwide market conditions and government regulation. Volatile raw material and energy costs could impact our operating margins in the future. See also Business — Raw Materials and Energy Resources.

Problems encountered in operating our production facilities could adversely impact our business.
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

•	Certain levels of indebtedness may make us less attractive to potential acquirers or acquisition targets.
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
The utilization of our net deferred tax assets could be substantially limited if we experienced an ownership change as defined by the Internal Revenue Code.
As of December 31, 2009, we have net deferred tax assets of $555 million related to our U.S. net operating loss (“NOL”) carryforward and $125 million related to our U.S. foreign tax credit (“FTC”) carryforward. We have recorded a valuation allowance of equal amount against each of these assets. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its NOL and FTC carryforwards. Under the rules, such an ownership change is generally any change in ownership of more than 50% of its stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.
If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use any of our NOL and FTC carryforwards, at the time of the ownership change would be subject to the limitations of Section 382. The limitation could operate to cause the benefit of the assets to expire before they are utilized. Our inability to use the full benefits of our NOL and FTC carryforwards could have a material effect on our financial position, results of operations and cash flow.

We believe we have not experienced a subsequent ownership change since we experienced an initial ownership change on February 28, 2008, the date we emerged from Chapter 11 bankruptcy. However, the amount by which our ownership may change in the future could be affected by purchases and sales of common stock by 5% stockholders over which we have no control, and new issuances of common stock by us, should we choose to do so. In July 2009, our Board of Directors adopted a Section 382 rights agreement as a measure intended to deter such an ownership change in order to preserve our deferred tax assets. The Section 382 rights agreement, however, may not prevent an ownership change. In addition, while the Section 382 rights agreement is in effect, it could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares for which some stockholders might receive a premium above market value. It could also adversely affect the liquidity of the market for our shares.
Turnover in the senior management team and losses of other key personnel could have a significant adverse effect on our results of operations.
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
We operate in a highly competitive industry that includes competitors with greater resources than ours.
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
We operate in cyclical business segments and our financial results are likely to fluctuate accordingly.
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
If we are unable to protect our intellectual property rights, our sales and financial performance could be adversely affected.
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

Legal proceedings including proceedings related to environmental and other regulatory obligations may have a materially negative impact on our future results of operations.
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
The applicability of numerous environmental laws to our manufacturing facilities and other locations could cause us to incur material costs and liabilities.
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
At any given time, we are involved in litigation, administrative proceedings and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with contaminated sites, natural resource damages, property damages and personal injury. For example, during our Chapter 11 case, natural resource trustees asserted certain natural resource damage claims against us principally relating to our Anniston and Sauget facilities, the liability for which we share with the Monsanto Company (“Monsanto”) pursuant to our Plan. We may be required to spend substantial sums to defend or settle these and other actions, to pay any fines levied against us or satisfy any judgments or other rulings rendered against us and such sums may be material.
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

Our Chapter 11 case was caused, in significant part, by an accumulation of legacy liabilities, including, among others, “legacy environmental liability” arising from historical operations of Pharmacia prior to the Solutia Spinoff. In the course of the Chapter 11 case we achieved a substantial reallocation of the risk from these legacy liabilities. In particular, pursuant to the settlement agreement entered into between Monsanto and us, Monsanto agreed to be financially responsible for remediation costs and other environmental liabilities for sites owned, operated or used by Pharmacia but never owned, operated or used by us after the Solutia Spinoff; to share liabilities with respect to offsite areas at the Sauget and Anniston plant sites; and to be financially responsible for personal injury and property damage claims associated with exposures to hazardous substances arising from legacy Pharmacia operations (so-called “Legacy Toxic Tort Claims”). If Monsanto and/or Pharmacia fail to honor their respective obligation with respect to such remediation costs or Legacy Toxic Tort Claims, we could become responsible for some or all of such liabilities except for the remediation costs and other environmental liabilities for sites owned, operated or used by Pharmacia but never owned, operated or used by us for which Solutia received a discharge under the Plan which liabilities could be material. See also Management’s Discussion and Analysis — Environmental Matters.
We face currency and other risks associated with international sales.
Sales and operations outside the United States constituted a majority of our revenues in fiscal 2009. Our operations outside the United States expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, reduced protection of intellectual property rights; foreign tax laws, shipping delays, economic and political instability; the effect of global health, safety and environmental matters on economic conditions and market opportunities and changes in financial policy.
The functional currency of each of our non-U.S. operations is generally the local currency. Exchange rates between some of these currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. It is possible that fluctuations in foreign exchange rates will have a negative effect on our results of operations.
Many of our products and manufacturing processes are subject to technological change and our business will suffer if we fail to keep pace.
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
Significant payments may be required to maintain the funding of our domestic qualified pension plans.
We maintain qualified pension plans under which certain of our domestic employees and retirees are entitled to receive benefits. Although we have frozen future benefit accruals under our U.S. pension plans, significant liabilities still remain. In order to fund these pension plans, we made significant contributions in 2009 amounting to approximately $65 million and will have to fund more going forward. We may be unable to obtain financing to make these pension plan contributions. In addition, even if financing for these contributions is obtained, the funding obligations and the carrying costs of debt incurred to fund the obligations could have a significant adverse effect on our results of operations.
Labor disruptions with the unionized portion of our workforce could have a negative effect.
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

We may engage in acquisitions that could disrupt our business and harm our operating results or financial condition.
We expect to make selective domestic and international acquisitions of and investments in businesses that represent synergistic bolt-ons to our existing businesses or represent one or more businesses in the performance material and specialty chemical sector that would be new platforms for the Company. We may not be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or consummate any such transactions or relationships on terms and conditions acceptable to us. Further, notwithstanding thorough pre-acquisition due diligence and careful analysis performed by the Company, we may not have identified all possible issues that might arise with respect to such acquired assets and such transaction that we enter into may not be as successful as the Company’s premises as of the acquisition date.
These transactions or any other acquisitions or dispositions involve risks and uncertainties, which may have a material adverse effect on our business. A critical component of the success of certain acquisitions is the Company’s ability to quickly and effectively integrate the acquired business or businesses into Solutia. Notwithstanding the fact that the Company’s integration of the 2007 acquisition of Flexsys was successful in terms of timeliness of the integration and resulting cost savings realized, the integration of future acquired businesses may not be as successful given the complexities involved in such activities. Also, these integration efforts could result in disruption to other parts of our business and the diversion of management’s attention from daily operations.
Any acquisition may also cause us to assume liabilities, record goodwill and indefinite-lived intangible assets that will be subject to impairment testing and potential impairment charges, incur significant restructuring charges and increased working capital and capital expenditure requirements, which would reduce our return on invested capital.
Changes in supply-demand balance in the regions and the industries in which we operate may adversely affect our financial results.
Our key markets are shifting from mature markets such as North America and Western Europe to emerging regions such as Asia, in particular China and India. Although we are responding to meet these market demand conditions, we cannot be certain that we will be successful in expanding capacity in emerging regions (which depends in part on economic and political conditions in these regions and, in some cases, on our ability to acquire or form strategic business alliances) or in reducing capacity in mature regions commensurate with industry demand.
Failure to make continued improvements in our technology and productivity could hurt our competitive position.
We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be a market leader. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position. When we invest in new technologies, processes or production facilities, we face risks related to construction delays, cost over-runs and unanticipated technical difficulties. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and our consolidated results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We lease the property on which our headquarters is located in St. Louis County, Missouri. Our principal European offices are located in Louvain-la-Neuve, Belgium, on land leased from the University of Louvain. For our Asia Pacific operations, we lease offices in Shanghai, China and other locations in the region. Information about our major manufacturing locations worldwide and segments that used these locations as of February 1, 2010, appears under “Segments; Principal Products” in Item 1 of this report and is incorporated herein by reference.
Our principal plants are suitable and adequate for their use. Utilization of these facilities varies with seasonal, economic and other business conditions. None of our principal plants are substantially idle. Our facilities generally have sufficient capacity for existing needs and expected near-term growth.

We own most of our principal plants. However, at Antwerp, Belgium and Sao Jose dos Campos, Brazil, both of which belong to Monsanto, we own certain buildings and production equipment and lease the underlying land. We operate as a guest at these facilities with Monsanto as the operator under terms of master operating agreements. For facilities used in the manufacture of Saflex products, the master operating agreement has 9 years remaining on its initial term. For facilities used to manufacture rubber chemical products, the master operating agreement has 15 years remaining on its initial term. After the initial terms, the master operating agreements for both manufacturing facilities and each of the product lines provide that they continue indefinitely unless either party terminates on at least 24 months’ prior written notice. The master operating agreements also provides that, under certain circumstances, either the operator or the guest may terminate the operating agreement before the expiration of the applicable term, subject to early termination penalties.
In addition, we lease and operate as a guest at manufacturing facilities in Lemoyne, Alabama and Itupeva, Brazil, under master operating agreements with Akzo Nobel as the operator where we manufacture certain rubber chemical products. The initial term of these master operating agreements run until 2027. The master operating agreements may be terminated by either party upon 24 months notice, which notice shall not be effective before the expiration of the initial term.
We operate several facilities for other third parties on our sites, principally within the Nienburg, Germany; Sauget, Illinois; Newport, Wales (U.K.); and Springfield, Massachusetts sites under long-term lease and operating agreements.
Mortgages on our plants at the following locations constitute a portion of the collateral securing our Term Loan and Revolver credit facilities: Springfield, Massachusetts; Trenton, Michigan; and Martinsville, Virginia.

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
Beginning in February 2008, Flexsys, Monsanto, Pharmacia, Akzo Nobel and another third party were named as defendants in approximately seventy-five individual lawsuits, and Solutia was named in two individual lawsuits, filed in various state court jurisdictions by residents or former residents of Putnam County, West Virginia. The largely identical complaints allege that the residents were exposed to potentially harmful levels of dioxin particles from the Nitro facility. Plaintiffs did not specify the amount of their alleged damages in their complaints. In 2009, over fifty additional nearly identical complaints were filed by individual plaintiffs in the Putnam County area, which named Solutia, Flexsys, Monsanto and Pharmacia as defendants.

Escambia County, Florida Litigation. In June 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia, and the plant manager at Solutia’s former Pensacola plant, which was included in the sale of our Integrated Nylon business. The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and allegedly continuing releases of PCBs from the Pensacola plant. The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination, and (2) remediation of the alleged contamination in the waterways. Plaintiffs did not specify the amount of their alleged damages in their complaint.
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
In addition to the purported class action lawsuit, twenty additional individual lawsuits have been filed since February 2009 against the same defendants (including Solutia) comprised of claims from over one thousand individual residents of Illinois who claim they suffered illnesses and/or injuries as well as property damages as a result of the same PCB’s, dioxins, furans, and other alleged hazardous substances allegedly emanating from the defendants’ facilities in Sauget.
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

Medicare Reimbursement Litigation
In December 2009, the Department of Justice (“DOJ”), on behalf of the United States government, filed suit in the United States District Court, Northern District of Alabama (in a case captioned United States of America v. Stricker, et al.), against Solutia, Monsanto, Pharmacia, and the attorneys and law firms who represented the plaintiffs in Abernathy v. Solutia Inc., et al. (“Abernathy”) lawsuit arising out of PCB contamination in Anniston, Alabama. The DOJ alleges the defendants failed to reimburse Medicare for medical expenses paid to Abernathy settlement recipients who were Medicare beneficiaries. Specifically, the DOJ claims that approximately 907 claimants who received payments for medical treatment under the Abernathy settlement were Medicare beneficiaries who received “conditional” payments from Medicare for the same treatment. The DOJ alleges that the conditional payments were subject to reimbursement if a primary payer had responsibility to cover the treatment at issue, but no reimbursement was made to the government by any of the Abernathy participants. The DOJ is seeking recovery of these allegedly unpaid reimbursements from the defendants who paid into the Abernathy settlement fund, as well as the plaintiffs’ counsel who represented the Medicare recipients and were responsible for the distribution of the settlement funds. The DOJ did not specify the amount of damages — either generally from the defendants or specifically from Solutia — which the government seeks in this case.
Solutia denies the allegations, and asserts that liability for such reimbursements should be the responsibility of the plaintiffs’ counsel who were actually responsible for the distribution of the settlement funds to the plaintiffs. Defendants’ initial responses to the claim are due in February 2010, and no trial is expected until at least 2011.
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
United States Civil Patent Infringement Litigation. In January 2005, Flexsys filed suit in United States District Court for the Northern District of Ohio for patent infringement against Sinorgchem Co. Shangdong, a Chinese entity ("Sinorgchem"), Korea Kumho Petrochemical Company, a Korean company ("KKPC"), Kumho Tire Korea and Kumho Tire USA. Flexsys claims the process Sinorgchem uses to make 4-ADPA and 6PPD infringes Flexsys' patented process, and that Sinorgchem's importation of 6PPD, KKPC's importation of 6PPD (which is made from Sinorgchem's 4-ADPA), and Kumho Tire's importation of tires (which include KKPC's 6PPD) infringe upon Flexsys' patents. The lawsuit was stayed for an extended period of time while Flexsys pursued parallel infringement proceedings against Sinorgchem and KKPC before the United States International Trade Commission. Although Flexsys initially had success in the ITC action, the underlying decision was overturned by the Federal Circuit Court of Appeals which held that Sinorgchem and KKPC did not literally infringe Flexsys' patents. Flexsys did not pursue further appeals in the ITC matter, and, instead, decided to continue its pursuit of its civil patent infringement action in Ohio. In February 2009, the district court lifted the stay on the civil case and allowed the case to go forward. Flexsys is seeking monetary damages as well as injunctive relief in the civil case. In October 2009, the court held a hearing to determine the interpretation of the patent claims at issue in the case. In its subsequent ruling, the court limited the claims Flexsys could bring with respect to its base patent. Sinorgchem and KKPC have recently filed summary judgment motions asking the court to dismiss the case as a matter of law. If summary judgment is denied, trial on this matter is scheduled for the second quarter of 2011.
Rubber Chemicals Antitrust Litigation. In April 2006, KKPC filed suit against Flexsys in the United States District Court for the Central District of California for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief, intentional interference with prospective economic advantage, disparagement and violations of the California Business & Professions Code. This matter was subsequently transferred to the United States District Court, Northern District of California. In its complaint, KKPC primarily claimed Flexsys' alleged statements to customers regarding Flexsys' belief that KKPC's products infringed upon Flexsys' patents were in violation of antitrust laws. The court dismissed KKPC's initial complaint, but granted KKPC the right to refile an amended complaint, which KKPC filed in September 2007. Flexsys filed a motion to dismiss the amended complaint, which was granted in part, and denied in part. Specifically, the court dismissed all pending antitrust claims against Flexsys and dismissed the two state law claims for unfair competition and tortious interference without prejudice. The court granted KKPC the right to refile another amended complaint, which KKPC filed in April 2008 (which did not include the state law claims). Flexsys moved to dismiss the latest amended complaint, and its motion was granted in December 2008, thereby fully dismissing the case. KKPC has appealed the decision to the Ninth Circuit Court of Appeals, and a hearing was held in February 2010. A decision is expected in mid-2010.
Legal proceedings outside the United States. Various parties, including Sinorgchem and other competitors of Flexsys, have filed other separate actions in patent courts in Europe and Asia seeking to invalidate certain of Flexsys' patents issued in those jurisdictions. However, Flexsys has had substantial success in upholding the validity of its patents throughout the world. Specifically, on October 28, 2009, the Korean Patent Court rendered a decision finding an important group of claims within Flexsys' patents were valid, subverting attempts by Sinorgchem to invalidate the Korean patent. On January 25, 2010, the German Patent Court decided to maintain Flexsys' patent in Germany and to reject Sinorgchem's attempt to invalidate this patent. Additionally, on January 31, 2010, the Beijing Number 1 Intermediate People's Court rejected Sinorgchem's efforts to invalidate Flexsys' patent in China. Further, Sinorgchem has recently filed an action to invalidate Flexsys' patent in Japan. Flexsys will continue to defend its patent wherever it is challenged.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matters to our security holders during the fourth quarter of 2009.

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
The following table sets forth the high and low sales prices per share of our new common stock for the period from February 28, 2008 through December 31, 2009.

2008	High	Low
First Quarter	$15.97	$10.06
Second Quarter	$15.49	$11.09
Third Quarter	$17.29	$12.38
Fourth Quarter	$13.61	$3.64

2009	High	Low
First Quarter	$6.86	$1.18
Second Quarter	$6.49	$2.02
Third Quarter	$13.76	$5.64
Fourth Quarter	$13.05	$10.68
On January 31, 2010, we had 5,278 shareholders of record.
No dividends were paid by us in the two months ended February 29, 2008 since we were prohibited by both the U.S. Bankruptcy Code and the debtor-in-possession (“DIP”) credit facility from paying dividends to shareholders. No dividends were paid by us in the ten months ended December 31, 2008 or twelve months ended December 31, 2009 and we have no current plans to do so.
Equity Compensation Plan Information

Number of securities
	(a)		remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
Plan Category	warrants, and rights	warrants, and rights	securities reflected by (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,901,959	17.21	1,713,528

Total	1,901,959	17.21	1,713,528

Purchases of Equity Securities by the Issuer

			Total Number of	Approximate Dollar
			Shares Purchased as	Value (in millions)
	Total Number of		Part of Publicly	that May Yet Be
	Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased (1)	Per Share (2)	Programs	Plans or Programs
October 1-31, 2009	0	$0.00	0	$0
November 1-30, 2009	89	$11.02	0	$0
December 1-31, 2009	0	$0.00	0	$0

Total	89	$11.02	0	$0

(1)	Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2)
Average price paid per share reflects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

Stock Performance Graph
The following graph shows the cumulative total stockholder returns (assuming reinvestment of dividends) following assumed investment of $100 in shares of new common stock that were outstanding on February 28, 2008, the date of our emergence from Chapter 11 bankruptcy. The indices shown below are included for comparative purposes only and do not necessarily reflect our opinion that such indices are an appropriate measure of the relative performance of our new common stock. Data for periods prior to February 28, 2008 is not shown because the period we were in Chapter 11 bankruptcy and the financial results of the Successor are not comparable with the results of the Predecessor.
Cumulative Total Returns

ITEM 6.	SELECTED FINANCIAL DATA
Financial Summary

	Twelve Months	Ten Months	Two Months
	Ended	Ended	Ended	Twelve Months Ended
(Dollars and shares in millions,	December 31,	December 31,	February 29,	December 31,
except per share amounts)	2009	2008	2008	2007	2006	2005

Operating Results:
Net Sales	$1,667	$1,775	$335	$1,643	$1,064	$1,003
Gross Profit	$470	$367	$94	$383	$271	$219
As percent of net sales	28%	21%	28%	23%	25%	22%
Operating Income (1)	$233	$115	$49	$141	$69	$19
As percent of net sales	14%	6%	15%	9%	6%	2%
Income (Loss) from Continuing Operations Before Taxes	$74	$(2)	$1,464	$(252)	$(58)	$(5)
Income (Loss) from Continuing Operations (2)	$60	$(15)	$1,250	$(269)	$(76)	$(14)
Income (Loss) from Discontinued Operations, net of tax	$(169)	$(648)	$204	$64	$80	$26
Cumulative Effect of Change in Accounting Principle, net of tax (3)	—	—	—	—	—	(3)
Net Income attributable to noncontrolling interest	$4	$5	—	$3	$2	$1
Net Income (Loss) attributable to Solutia	$(113)	$(668)	$1.454	$(208)	$2	$8

Per Share Data:
Basic and Diluted Earnings (Loss) per Share from Continuing Operations attributable to Solutia (2)	$0.53	$(0.27)	$11.96	$(2.60)	$(0.75)	$(0.14)
Basic Weighted Average Shares Outstanding	106.5	74.7	104.5	104.5	104.5	104.5
Diluted Weighted Average Shares Outstanding	106.7	74.7	104.5	104.5	104.5	104.5
Dividends per Share	—	—	—	—	—	—

Financial Position — Continuing Operations:
Total Assets	$3,256	$3,244	$3,663	$1,832	$1,298	$1,217
Liabilities not Subject to Compromise	$2,616	$2,903	$3,315	$2,013	$1,350	$926
Liabilities Subject to Compromise	$—	$—	$—	$1,922	$1,849	$2,176
Long-Term Debt (4)	$1,264	$1,359	$1,796	$359	$210	$247
Shareholders’ Equity (Deficit)	$600	$529	$1,043	$(1,589)	$(1,399)	$(1,429)

Other Data from Continuing Operations:
Working Capital (5)	$484	$329	$492	$(510)	$(393)	$(31)
Interest Expense (6)	$159	$141	$21	$134	$100	$79
Income Tax Expense (7)	$14	$13	$214	$17	$18	$9
Depreciation and Amortization	$107	$89	$11	$59	$46	$40
Capital Expenditures	$44	$84	$15	$99	$55	$49
Employees (Year-End)	3,400	3,700	3,700	3,700	2,900	3,400

(1)
Operating income  includes net restructuring (gains)/charges and other items of $32 million in 2009, $102 million in the ten months ended December 31, 2008 and ($2) million in the two months ended February 29, 2008, $41 million in 2007, ($7) million in 2006, and $14 million in 2005.

(2)
Income (loss) from continuing operations includes net restructuring charges and other (gains)/charges of $70 million, or $0.66 per share in 2009, $79 million, or $1.06 per share in the ten months ended December 31, 2008, ($2) million, or ($0.02) per share in the two months ended February 29, 2008, $28 million, or $0.27 per share in 2007, $4 million, or $0.04 per share in 2006, and ($37) million, or ($0.35) per share in 2005.

(3)
Change in accounting principle relates to the adoption of FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, guidance currently referenced in ASC 410 Asset Retirement and Environmental Obligations.

(4)
Long-term debt excludes $659 million as of December 31, 2007 and $668 million as of December 31, 2006 and 2005 of debt classified as subject to compromise in accordance with ASC 852 Reorganizations, as a result of our Chapter 11 bankruptcy filing in 2003.

(5)	Working capital is defined as total current assets less total current liabilities.

(6)
Interest expense includes the recognition of interest on allowed secured claims as approved by the Bankruptcy Court of $8 million in 2007 and the write-off of debt issuance costs and debt discount of $38 million in 2009, $1 million in the ten months ended December 31, 2008 and $6 million in 2006 due to either the early repayment or early refinancing of the underlying debt facilities. In addition, interest expense in all periods is affected by interest expense allocated to discontinued operations and in all Predecessor periods for unrecorded contractual interest expense on unsecured debt subject to compromise.

(7)
Income tax expense includes an increase (decrease) in valuation allowances of $23 million in 2009, $8 million in the ten months ended December 31, 2008, $(259) million in the two months ended February 29, 2008, $82 million in 2007, $35 million in 2006, and $18 million in 2005.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 for more information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading global manufacturer and marketer of high-performance chemical-based materials that are used across automotive, construction, industrial and consumer applications. We report our operations in three segments: Saflex, CPFilms and Technical Specialties. Through our Saflex segment, we produce Polyvinyl Butyral (“PVB”) sheet used in the manufacture of laminated glass for automotive, architectural and solar applications in addition to the manufacture of specialized technical films for use in a wide variety of industrial applications. Our CPFilms segment manufactures, markets and distributes custom-coated window films for aftermarket automotive and architectural applications. Technical Specialties is our specialty chemicals segment, which includes the manufacture and sale of chemicals for the rubber, solar energy, process manufacturing and aviation industries. The major products by reportable segment are as follows:

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
• SKYDROL® aviation hydraulic fluids
• SKYKLEEN® brand of aviation solvents
See Note 19 — Segment and Geographic Data — to the accompanying consolidated financial statements for further information regarding our reportable segments.
Non-U.S. GAAP Financial Measures
Our emergence from bankruptcy required our adoption of fresh-start accounting on February 29, 2008. This resulted in our becoming a new reporting entity on March 1, 2008, which has a new capital structure and a new basis in the assets and liabilities assumed. Accordingly, the financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Solutia Inc. and its subsidiaries for the periods following March 1, 2008 (“Successor”), and of Solutia Inc. and its subsidiaries for the periods through February 29, 2008 (“Predecessor”). One impact resulting from the adoption of fresh-start accounting is the significant change in interest expense, taxes, depreciation and amortization as triggered by our requirement to institute a new capital structure and fully re-measure our tangible and identifiable intangible assets.
This discussion and analysis includes financial information prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) along with certain non-U.S. GAAP measures and presentation. These non-U.S. GAAP measures and presentation include the use of the financial measure EBITDA and the combined presentation of the Predecessor and Successor for the twelve months ended December 31, 2008. EBITDA is defined as earnings from continuing operations before interest expense, income taxes, depreciation and amortization less net income attributable to noncontrolling interest and reorganization items, net. The use of EBITDA by management, which is used to measure segment profit, enhances comparability between Successor and Predecessor periods, along with comparability with the performance of our peers. Likewise, we have combined the results of operations and the sources and uses of cash for the two months ended February 29, 2008 of the Predecessor and the ten months ended December 31, 2008 of the Successor, and compared these combined results with the corresponding periods in 2009 and 2007 to provide a more meaningful perspective on our financial and operational performance and trends than if we did not combine the results of operations and sources and uses of cash of the Predecessor and the Successor in this manner.

The presentation of EBITDA and the combined results for the twelve months ended December 31, 2008 are intended to supplement investors’ understanding of our operating performance and liquidity. However, the use of EBITDA and the combined presentation of the twelve months ended December 31, 2008 are not intended to replace net income (loss), cash flows, financial position or comprehensive income (loss), as determined in accordance with U.S. GAAP for the Predecessor and Successor periods. The Consolidated Financial Statements on or after March 1, 2008 are not comparable to the Consolidated Financial Statements prior to that date.
Summary of Significant 2009 Events
Restructuring and Portfolio Realignment: The sharp decline in demand across the global construction, automotive and industrial markets realized in the fourth quarter 2008 continued into 2009. In order to mitigate the impact of a recessionary macroeconomic environment and the resulting weakened demand profile, we implemented immediate actions in early 2009 including the freezing of all salary and wages to the extent allowable, significantly reducing the payment of our 2008 annual incentive plan, suspension of our 2009 annual incentive plan and suspension of the employer 401(k) match to the extent allowable, reduction of capital expenditures to maintenance levels, temporary idling of certain lines and strict management of working capital. Further, a global restructuring initiative, which was targeted to increase the cost effectiveness of our support operations and reduce the operational personnel in alignment with near term production levels, was implemented throughout 2009 resulting in $35 million in restructuring charges necessary for severance and retraining costs for impacted employees along with future contractual payments related to the relocation of certain regional support operations from Singapore to Shanghai, China. In an effort to balance our North America production with customer demand, we closed our SAFLEX® plastic interlayer manufacturing line at our facility in Trenton, Michigan (“Trenton Facility”) in the first quarter 2009 and transferred the required production volume to our facility in Ghent, Belgium. In association with this action, we incurred an additional $5 million in restructuring charges in 2009, predominantly in the form of severance and retraining costs for impacted employees. The reduction of both salaried and union personnel from these actions resulted in a significant amount of lump sum distributions from our U.S. and Belgium pension plans requiring us to record a noncash settlement charge of $11 million in 2009.
As discussed in Note 4 — Acquisitions and Divestitures — to the accompanying consolidated financial statements, in the second quarter 2009, we completed the sale of substantially all the assets and certain liabilities, including environmental remediation and pension liabilities of active employees of our Integrated Nylon business. We used the proceeds from the sale to pay down debt under our Revolver. Completion of the sale of the Integrated Nylon business completes the transformation of Solutia into a pure-play performance materials and specialty chemicals company.
Long-term Capital Structure: Subsequent to the sale of the Integrated Nylon business, we significantly adjusted our long-term capital structure, including the underlying debt agreements and maturities, in an effort to better align our capital structure with our business portfolio and growth expectations. In the second quarter 2009, we completed a public offering of 24.7 million shares of common stock for $5.00 per share. Net proceeds, after deducting underwriting discounts and commissions, of $119 million were used to fully repay $74 million of long term debt and for general corporate purposes. In the fourth quarter 2009, we issued $400 million of senior unsecured notes, due 2017 (“2017 Notes”) at par bearing interest at 8.75 percent. Net proceeds were partially used to pay down $300 million of principal on our $1.2 billion senior secured term loan facility (“Term Loan”) which matures in 2014. Finally, we amended our Revolver and Term Loan credit agreements in order to provide greater operational and strategic flexibility in addition to increasing our liquidity and covenant cushion.
In the third quarter 2009, our Board of Directors adopted a shareholder rights plan designed to preserve the value of our significant United States federal and state NOL carryforwards and other related tax assets under Section 382 of the Internal Revenue Code (“Code”). Section 382 of the Code would limit the value of those tax assets upon an “ownership change.” An “ownership change” is generally defined as a more than 50 percentage point increase in stock ownership, during a rolling three-year testing period, by “5% shareholders” as defined in Section 382 of the Code. The shareholder rights plan was adopted to reduce the likelihood of this occurring by deterring the acquisition of stock by persons or groups that would create such “5% shareholders.”
Throughout the course of 2009, Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (collectively, the “Harbinger Funds”) have steadily decreased their ownership interest in the Company. At the beginning of 2009, the Harbinger Funds held 32,210,720 shares of our stock or approximately 34.1 percent of the Company. Based on the Harbinger Funds’ amended Schedule 13D dated December 3, 2009, as of December 1, 2009 the Harbinger Funds ceased to be the beneficial owner of more than five percent of our common stock.

Summary Results of Operations: For the full year 2009, we reported $1,667 million in net sales, a 21 percent decrease as compared to the same period in 2008. The decrease is due to the sharp decline in demand across the global construction, automotive and industrial markets precipitated by volatility in global capital and credit markets. As the macroeconomic environment improved in 2009, we experienced a steady return of volumes resulting in sequentially increasing net sales in each quarter of 2009. Gross profit for the full year 2009 increased $9 million or 2 percent as compared to the same period in 2008 due to the positive impacts of certain cost reduction programs, lower restructuring charges and the absence of fresh-start accounting expenses caused by our emergence from bankruptcy in February 2008. Furthermore, with the exception of the fourth quarter 2009, which traditionally is our weakest quarter due to seasonal impacts, our gross profit percentage for each of the quarters steadily improved throughout the year and were significantly higher than the gross profit percentages reported in each of the quarters of 2008. Selling, general and administrative expenses decreased $58 million or 20 percent in 2009 as compared to the full year 2008, as we significantly reduced our support organizations in reaction to the challenging economic conditions coupled with a global restructuring program initiated in early 2009 in anticipation of the divestiture of our Integrated Nylon business. In summary, operating income for 2009 was $233 million or 14 percent of net sales as compared to $164 million or 8 percent of net sales for the full year 2008.
Summary of Financial Condition and Liquidity: Preservation and enhancement of our liquidity position, along with optimization of our long-term capital structure, were each a significant focus in 2009. To this end, net proceeds from the issuance of 24.7 million shares of common stock and the 2017 Notes, in conjunction with $230 million in net cash provided after operations and investing activities, which already incorporates a voluntary contribution to our domestic pension plans of $39 million, were predominantly used to reduce our debt by $106 million, increase our cash position by $211 million and extend the maturity of $400 million of long-term debt into 2017. Payment of the above noted voluntary contribution in 2009 will reduce our required contributions in 2010 by approximately the same amount. Furthermore, we amended our Revolver and Term Loan credit agreements in the fourth quarter 2009 in order to provide us with greater operational and strategic flexibility. Among other things, the amendment holds our Leverage Ratio constant at 4.50 from September 30, 2009 through December 31, 2010. In summary, cash flow provided by operations of $251 million, along with the impacts from the changes in our long-term capital structure noted above, as partially offset by certain investments in capital infrastructure, resulted in liquidity of $363 million as of December 31, 2009 or $138 million higher than December 31, 2008.
Outlook
As noted previously, throughout 2009, we experienced a modest but steady improvement in sales volumes as demand for our products increased as global markets, particularly markets in Asia Pacific, experienced growth in comparison to late 2008. Our current operating premise is that automotive markets will grow globally in 2010, with the most significant growth in China and other emerging markets. Growth in the U.S. and Western Europe will be modest. We are not premising growth in the global architectural market, except for the Chinese market, in which we have a lower share in comparison with our architectural market position in other major world areas. Coupled with this volume assumption, we are premising modest price reduction in certain product lines, due to the overall low utilization rates currently being experienced in many of our industries.
In addition, as a result of the completion of the Integrated Nylon divestiture and the continued global investment and focus on alternative energy and energy efficiency initiatives and activities, approximately 5 percent of our 2009 revenue was generated from this market. Management believes that global investment by governments and private industry into these initiatives and activities will continue, and potentially increase, in future years for many reasons, including the continued escalation in the price of oil and energy, a trend we believe will likely continue. We believe that our products and services will benefit significantly from this trend. We, therefore, expect our revenues into this market to grow in future years at rates significantly higher than our other products and services.
In aggregating these premises, our expectation for 2010 is an increase in net sales in the range of 5 percent — 10 percent.
With respect to profitability, the actions we have taken in 2009, including the divestiture of our Integrated Nylon business and the implementation of significant restructuring actions, position us well to benefit from a continued recovery. Generally, our manufacturing facilities are operating at low utilization rates, and the incremental volume premised in 2010 will carry very high incremental profitability. Offsetting these benefits will be the costs associated with the return of certain employee incentive plans, which were suspended in 2009, along with higher raw material costs for certain of our product lines. Overall, therefore, we expect operating margins from continuing operations to remain consistent or modestly higher as compared to the results delivered in 2009.
Our incremental earnings premised in 2010 versus 2009 will generate additional operating cash, which will be offset by higher tax payments, higher environmental remediation payments due to the exhaustion of a restricted fund dedicated for this purpose, new product and growth related capital spending, as well as modest investments into inventory related to the revenue growth. In 2010, we are currently anticipating generating cash from operations less capital spending in the range of $100 million — $150 million from continuing operations.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimate of certain amounts included in these consolidated financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management has discussed the development, selection and disclosure of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
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
We have other significant accounting policies but we believe that, compared to the critical accounting policies listed above, the other policies either do not generally require estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on the reported results of operations for a given period.
Environmental Remediation
With respect to environmental remediation obligations, our policy is to accrue costs for remediation of contaminated sites in the accounting period in which the obligation becomes probable and the cost is reasonably estimable. Cost estimates for remediation are developed by assessing, among other items, (i) the extent of our contribution to the environmental matter; (ii) the number and financial viability of other potentially responsible parties; (iii) the scope of the anticipated remediation and monitoring plan; (iv) settlements reached with governmental or private parties; and (v) our past experience with similar matters. Our estimate of the environmental remediation reserve requirements typically fall within a range. If we believe no better estimate exists within a range of possible outcomes, the minimum loss is accrued. Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from third parties.
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
Litigation and Other Contingencies
We are a party to legal proceedings involving intellectual property, tort, contract, antitrust, employee benefit, environmental, government investigations and other litigation, claims and legal proceedings. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. To the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable, an accrual for such a contingency is recorded. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the low end of the range. In addition, we accrue for legal costs expected to be incurred with a loss contingency.

Pursuant to the Monsanto Settlement Agreement, Monsanto is responsible to defend and indemnify Solutia for any Legacy Tort Claims as that term is defined in the agreement, while Solutia retains responsibility for tort claims arising out of exposure occurring after the Solutia Spinoff. To the extent Solutia has been named as defendants in certain actions and have submitted the matters to Monsanto as Legacy Tort Claims and such matters are not within the meaning of “Legacy Tort Claims” within the Monsanto Settlement Agreement, we would potentially be liable.
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
Impairment of Long-Lived Assets
Impairment tests of long-lived assets, including finite-lived intangible assets, are made when conditions indicate the carrying value may not be recoverable under the provisions of U.S. GAAP. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. Our estimate of the cash flows is based on information available at that time including these and other factors: sales forecasts, customer trends, operating rates, raw material and energy prices and other global economic indicators and factors. If an impairment is indicated, the asset value is written down to its fair value based upon market prices or, if not available, upon discounted cash value, at an appropriate discount rate determined by us to be commensurate with the risk inherent in the business model. These estimates are critical because changes to our assumptions used in the development of the impairment analyses can materially affect earnings in a given period and we must forecast cash flows into the future which is highly uncertain and requires a significant degree of judgment.

Impairment of Goodwill and Indefinite-Lived Intangible Assets
As of December 31, 2009 and 2008, we had goodwill and indefinite-lived intangible asset balances of $658 million and $656 million, respectively, which relate to our emergence from bankruptcy and adoption of fresh-start accounting. We perform goodwill and indefinite-lived intangible asset impairment tests during the fourth quarter of each year but on a more frequent basis if changes in circumstances indicate the carrying value may not be recoverable during the intervening period. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.
We perform the review for goodwill impairment at the reporting unit level and the test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available using both a market approach and an income approach. The market approach estimates fair value by applying multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.
If the fair value of a reporting unit is less than its carrying value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.
Other indefinite-lived intangible assets are the Company’s trademarks. Fair values used in testing for potential impairment of our trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the reporting unit that utilize those assets. The assumed cash flows from this calculation are discounted using a weighted-average cost of capital that reflects current market conditions. The shortfall of the fair value below carrying value represents the amount of impairment.
Our fourth quarter reviews concluded that there was no goodwill or indefinite-lived intangible asset impairment in 2009 due to the substantial excess of fair value over the respective carrying value.
Pension and Other Postretirement Benefits
Measurement of the obligations under our defined benefit pension plans and our other postretirement benefit (“OPEB”) plans are subject to several significant estimates. These estimates include the rate of return on plan assets, the rate at which the future obligations are discounted to value the liability and health care cost trend rates. Additionally, the cost of providing benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation. We typically use actuaries to assist us in preparing these calculations and determining these assumptions. Our annual measurement date is December 31 for our defined benefit pension plans and our OPEB plans. The below sensitivity analysis solely relates to our U.S. defined benefit pension and OPEB plans since they both comprise approximately 75 percent of our consolidated funded status on our defined benefit pension plans and OPEB plans.
The expected long-term rate of return on pension plan assets assumption was 8.50 percent in both 2009 and 2008. The expected long-term rate of return on pension plan assets assumption is based on the target asset allocation policy and the expected future rates of return on these assets. A hypothetical 25 basis point change in the assumed long-term rate of return would result in a change of approximately $1 million to pension expense.

The discount rates used to re-measure the pension plans were 5.25 percent and 6.25 percent at December 31, 2009 and 2008, respectively. The discount rates to re-measure the OPEB plans were 4.75 percent and 6.25 percent at December 31, 2009 and 2008. We establish our discount rate based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan. A hypothetical 25 basis point change in the discount rate for our pension plans results in a change of approximately $11 million in the projected benefit obligation and no change in pension expense. A hypothetical 25 basis point change in the discount rate for our OPEB plans results in a change of approximately $3 million in the accumulated benefit obligation and no impact to OPEB expense.
We estimated the five-year assumed trend rate for healthcare costs in 2009 to be 8.5 percent with the ultimate trend rate for healthcare costs grading by 0.5 percent each year to 5 percent by 2016 and remaining at that level thereafter. A 1 percent change in the assumed health care cost trend rate would have changed the postretirement benefit obligation by $1 million as of December 31, 2009 and would have no impact to OPEB expense in 2009. Our costs for postretirement medical benefits are capped for many current retirees and active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.
Results of Operations
Consolidated Solutia

				$		%
				Increase		Increase
	Successor	Combined	Predecessor	(Decrease)		(Decrease)
				2009 vs.	2008 vs.	2009 vs.	2008 vs.
(dollars in millions)	2009	2008	2007	2008	2007	2008	2007
Net Sales	$1,667	$2,110	$1,643	$(443)	$467	(21)%	28%

Operating Income:
Reportable Segment Profit (a)	$432	$328	$263	$104	$65	32%	25%
Unallocated and Other	(96)	(42)	(27)	$(54)	$(15)	(129)%	(56)%
Less: Depreciation and Amortization	(107)	(100)	(59)
Less: Equity Earnings from Affiliates, Other Income, Loss on Debt Modification and Net Income Attributable to Noncontrolling Interest included in Segment Profit and Unallocated and Other	4	(22)	(36)

Operating Income	$233	$164	$141	$69	$23	42%	16%

Net Charges included in Operating Income	$(32)	$(100)	$(41)

(a)	See Note 19 — Segment and Geographic Data — to the accompanying consolidated financial statements for description of the computation of reportable segment profit.
The decrease in 2009 net sales as compared to 2008 resulted from decreased sales volumes of $412 million or 20 percent and the effect of unfavorable exchange rate fluctuations of $31 million or 1 percent, while overall selling prices were flat year over year. Lower sales volumes were realized by all of our reporting segments due to continued weakness in demand across the global construction, automotive and industrial markets related to the deterioration in the macroeconomic environment which began in the fourth quarter of 2008. The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the prior year, due to our strong market positions in Europe by the Saflex and Technical Specialties reporting segments. Higher selling prices experienced in our Technical Specialties and CPFilms reporting segments were offset by price decreases in our Saflex reporting segment.

The increase in 2008 net sales as compared to 2007 resulted from our acquisition of Akzo Nobel’s 50 percent interest in the Flexsys joint venture, which was completed on May 1, 2007 (the “Flexsys Acquisition”), increased selling prices and the effect of favorable currency exchange rate fluctuations, partially offset by lower sales volumes. Prior to our acquisition on May 1, 2007, the results of Flexsys were accounted for using the equity method and recorded as equity earnings from affiliates on the Consolidated Statement of Operations. Net sales increased $281 million or 17 percent in 2008 as a result of the Flexsys Acquisition. The remaining $186 million or 11 percent increase in net sales was a result of higher average selling prices of $164 million or 10 percent and favorable currency exchange rate fluctuations of $53 million or 3 percent, partially offset by lower sales volumes of $31 million or 2 percent. Higher average selling prices were experienced across all reporting segments in response to an escalating raw material profile and, with respect to Technical Specialties and Saflex, in conjunction with generally favorable supply/demand profile in these markets. The favorable currency benefit was driven most notably by the continued weakening of the U.S. dollar versus the Euro, in comparison to the prior year. Other currency movements against the U.S. dollar also benefited our net sales, however, given the strong market positions in Europe within Saflex and Technical Specialties, movements in the Euro versus the U.S. dollar had the most significant impact on our revenues. The lower sales volumes were experienced most notably in our Technical Specialties reporting segment, partially offset by increased volumes in Saflex. The decline in Technical Specialties is due to the shutdown of our product lines at our manufacturing facility in Ruabon, United Kingdom (“Ruabon Facility”) and significant demand decline within the tire industry during the fourth quarter 2008. The volumes in Saflex increased due to growth in international demand.
The increase in 2009 operating income as compared to 2008 resulted primarily from lower net charges as further described below in the Summary of Events Affecting Comparability section, lower raw material and energy costs of approximately $84 million, favorable exchange rate fluctuations, effective implementation of cost containment initiatives which resulted in better plant cost performance and lower selling, general and administrative expenses, significantly offset by lower net sales, lower fixed cost absorption, higher depreciation and amortization due to fresh-start accounting of $7 million and higher share-based compensation expense of $6 million.
The increase in 2008 operating income as compared to 2007 resulted primarily from the Flexsys Acquisition, increased net sales and higher asset utilization and lower manufacturing costs in our Saflex and Technical Specialties reporting segments, partially offset by higher raw material and energy costs of approximately $105 million, higher net charges, increased amortization related to intangible assets as a result of fresh-start accounting of $23 million and increased share-based compensation expense of $11 million. As indicated in the preceding table, operating results were affected by various charges which are described in detail in the Summary of Events Affecting Comparability section. The raw material increases were most impactful within the Technical Specialties and Saflex reporting segments, with the most significant increase experienced in sulfur cost. The increases in raw materials are primarily driven by continued tight supply of these materials, as well as the substantial increases in average oil prices during the year when compared with the prior year.
Saflex

				$		%
				Increase		Increase
	Successor	Combined	Predecessor	(Decrease)		(Decrease)
				2009 vs.	2008 vs.	2009 vs.	2008 vs.
(dollars in millions)	2009	2008	2007	2008	2007	2008	2007
Net Sales	$690	$822	$727	$(132)	$95	(16)%	13%

Segment Profit	$145	$94	$111	$51	$(17)	54%	(15)%

Net Charges included in Segment Profit	$(14)	$(47)	$(2)

The decrease in 2009 net sales as compared to 2008 was a result of lower sales volumes of $97 million or 12 percent, lower average selling prices of $18 million or 2 percent, and unfavorable currency exchange rate fluctuations of $17 million or 2 percent. Lower sales volumes were due to weakness in demand across the global automotive and, to a lesser extent, construction markets, which negatively impacted sales volumes of SAFLEX® plastic interlayer and Polyvinyl Butyral resin, partially offset by higher volumes experienced in the solar energy market. The lower average selling prices are predominantly due to the weaker demand environment in 2009. The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening of the U.S. dollar in relation to the Euro in comparison to the comparable period in 2008.

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
The increase in 2009 segment profit in comparison to 2008 resulted primarily from lower net charges, which are described in detail in the Summary of Events Affecting Comparability section, lower raw material costs of $30 million, and effective implementation of cost containment initiatives and plant shutdown activities, which resulted in improved plant cost performance and lower selling, general and administrative expenses, partially offset by lower net sales as described above and lower fixed cost absorption.
The decrease in 2008 segment profit in comparison to 2007 resulted primarily from higher net charges as described in detail in the Summary of Events Affecting Comparability section, partially offset by increased net sales as described above, improved asset utilization, lower manufacturing costs and a flat cost profile for selling, general and administrative expenses. The segment experienced approximately $31 million of higher raw material costs in comparison to the prior year, which was recovered through increased selling prices.
CPFilms

				$		%
				Increase		Increase
	Successor	Combined	Predecessor	(Decrease)		(Decrease)
				2009 vs.	2008 vs.	2009 vs.	2008 vs.
(dollars in millions)	2009	2008	2007	2008	2007	2008	2007
Net Sales	$185	$236	$234	$(51)	$2	(22)%	1%

Segment Profit	$26	$42	$58	$(16)	$(16)	(38)%	(28)%

Net Charges included in Segment Profit	$(7)	$(13)	$—

The decrease in 2009 net sales as compared to 2008 resulted primarily from lower sales volumes of $53 million or 22 percent, and, to a lesser extent, unfavorable currency exchange rate fluctuations of $3 million or 1 percent, partially offset by higher average selling prices of $5 million or 1 percent. With the exception of Asia Pacific, where sales volumes increased modestly in 2009, sales volumes decreased in all major geographic markets due to the severe global economic downturn and its effect on the automotive, residential housing, and commercial construction markets, but the decrease was more pronounced in Russia due to credit issues in the region.
The increase in 2008 net sales compared to 2007 resulted from higher selling prices of $7 million or 3 percent, partially offset by decreased sales volumes of $5 million or 2 percent. Higher average selling prices and lower volumes were experienced in LLUMAR® and VISTA® professional film products. The lower volumes were primarily experienced in the domestic market throughout 2008 and in the fourth quarter 2008 across all major geographic markets in conjunction with the severe global economic downturn.
The decrease in 2009 segment profit in comparison to 2008 resulted primarily from decreased net sales as described above and lower fixed cost absorption, partially offset by effective implementation of cost containment initiatives, which resulted in lower selling, general and administrative expenses, lower raw material costs of $5 million and lower net charges, which are described in detail in the Summary of Events Affecting Comparability section.
The decrease in 2008 segment profit in comparison to 2007 resulted primarily from higher charges in 2008, as described in detail in the Summary of Events Affecting Comparability section, higher manufacturing, raw material and energy costs, increased investment in sales and marketing infrastructure and in market development programs globally.

Technical Specialties

				$		%
				Increase		Increase
	Successor	Combined	Predecessor	(Decrease)		(Decrease)
				2009 vs.	2008 vs.	2009 vs.	2008 vs.
(dollars in millions)	2009	2008	2007	2008	2007	2008	2007
Net Sales	$774	$1,015	$646	$(241)	$369	(24)%	57%

Segment Profit	$261	$192	$94	$69	$98	36%	104%

Net Gains (Charges) included in Segment Profit	$14	$(43)	$(30)

The decrease in 2009 net sales as compared to 2008 resulted from lower sales volumes of $246 million or 24 percent and unfavorable currency exchange rate fluctuations of $9 million or 1 percent, partially offset by higher average selling prices of $14 million or 1 percent. Sales volumes decreased in all products within Technical Specialties due to the global economic downturn but this decrease, on a rate of decline basis, was more pronounced within SANTOFLEX® antidegradants, SANTOCURE® and PERKACIT® primary and ultra accelerators and other rubber chemicals products. The decline in sales volumes for SANTOFLEX® antidegradants and SANTOCURE® primary accelerators were significantly affected by increasing pressure from Far Eastern producers. The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening U.S. dollar in relation to the Euro in comparison to the comparable period in 2008. Higher average selling prices were experienced primarily within CRYSTEX® insoluble sulphur, THERMINOL® heat transfer fluids and SKYDROL® aviation hydraulic fluids. The increase in selling prices is related to our global price increases initiated in the third quarter 2008.
The increase in 2008 net sales as compared to 2007 resulted primarily from the Flexsys Acquisition. Prior to our acquisition on May 1, 2007, the results of Flexsys were accounted for using the equity method and were not recorded within the Technical Specialties reportable segment. The Flexsys Acquisition resulted in an increase in net sales of $281 million or 43 percent. The remaining increase in net sales of $88 million or 14 percent was a result of higher average selling prices of $119 million or 19 percent and favorable currency exchange rate fluctuations of $19 million or 3 percent, partially offset by lower sales volumes of $50 million or 8 percent. Higher average selling prices were experienced primarily in CRYSTEX® insoluble sulphur, SANTOFLEX® antidegradants and THERMINOL® heat transfer fluids. The higher average selling prices are in response to higher raw material costs across all products within Technical Specialties in addition to a favorable supply/demand profile in certain specialty chemical markets. The lower sales volumes were primarily experienced in the fourth quarter 2008 in conjunction with the severe global economic downturn and the closure of our product lines at our Ruabon Facility. The economic downturn primarily impacted CRYSTEX® insoluble sulphur, partially offset by increased volumes in THERMINOL® heat transfer fluids. The favorable currency exchange rate fluctuations occurred primarily as a result of the weakening U.S. dollar in relation to the Euro in comparison to the same period in 2007.
The increase in 2009 segment profit in comparison to 2008 resulted primarily from higher net gains, which are described in detail in the Summary of Events Affecting Comparability section, favorable exchange rate fluctuations, effective implementation of cost containment initiatives, which resulted in improved plant cost performance and lower selling, general and administrative expenses, and lower raw material costs of $48 million, partially offset by lower net sales and lower fixed cost absorption. The favorable exchange rate fluctuation on segment profit is due to a higher percentage of our operating costs transacted in Euros than net sales in the same currency.
The increase in 2008 segment profit in comparison to 2007 resulted primarily from the Flexsys Acquisition, increased net sales as described above and improved manufacturing costs, partially offset by increased raw material costs, higher charges, which are described in detail in the Summary of Events Affecting Comparability section and unfavorable currency exchange rate fluctuations. The increased selling prices more than offset the increase of $48 million in raw material costs primarily related to sulphur. Improved manufacturing cost was a result of controlled spending. The unfavorable currency exchange rate fluctuation is a result of a significant portion of Technical Specialties manufacturing capacity being located in Europe and the weakening of the U.S. Dollar versus the Euro.

Unallocated and Other

				$		%
				Increase		Increase
	Successor	Combined	Predecessor	(Decrease)		(Decrease)
				2009 vs.	2008 vs.	2009 vs.	2008 vs.
(dollars in millions)	2009	2008	2007	2008	2007	2008	2007
Components of Unallocated and Other
Other Operations Segment Profit (Loss)	$(12)	$(2)	$1
Corporate Expenses	(46)	(55)	(53)
Share-Based Compensation Expense	(17)	(11)	—
Equity Earnings from Affiliates	—	—	12
Other Unallocated Income (Expense), net	(21)	26	13

Unallocated and Other results	$(96)	$(42)	$(27)	$(54)	$(15)	(129)%	(55)%

Gains (Charges) included in Unallocated and Other	$(25)	$10	$5

Unallocated and Other results in 2009 decreased as compared to 2008 primarily due to higher net charges, losses on foreign currency exposure, higher charges for environmental remediation projects, higher share-based compensation expense, lower interest income and lower segment profit from other operations, partially offset by lower corporate expenses. Included in the results of Unallocated and Other in 2009 is (i) a charge of $12 million related to the general corporate restructuring with $10 million recorded in corporate expenses and $2 million recorded in other operations segment profit (loss); (ii) an $11 million net pension plan settlement charge recorded in other unallocated income (expense), net; (iii) a $6 million loss resulting from the sale of the North America plastic products business (“Plastic Products Sale”) recorded in other operations segment profit (loss); and (iv) a $4 million gain related to the reduction in the 2008 annual incentive plan recorded in corporate expenses. In 2008, we recorded (i) a $7 million gain resulting from the settlement of emergence related incentive accruals recorded in other unallocated income (expense), net; (ii) a $6 million gain resulting from surplus land sales with $3 million recorded in both other unallocated income (expense), net and other operations segment profit (loss); (iii) a $3 million gain related to joint settlements with Monsanto of legacy insurance policies with insolvent insurance carriers recorded in other unallocated income (expense), net; (iv) a $3 million charge resulting from general corporate restructuring involving headcount reductions recorded in corporate expenses; (v) a $2 million charge resulting from the relocation of our plastic products business from our manufacturing facility in Ghent, Belgium to Oradea, Romania recorded in other operations segment profit (loss); and (vi) a $1 million charge resulting from the expensing of the step-up in basis of inventory in accordance with fresh-start accounting recorded in other operations segment profit (loss).
After consideration of the aforementioned items in 2009 and 2008, corporate expenses decreased $12 million primarily due to lower discretionary expenses resulting from the implementation of certain cost reduction programs. Share-based compensation expense increased $6 million due to management incentive and director stock compensation plans adopted upon our emergence from bankruptcy and an additional award granted early in the third quarter of 2009. After consideration of the aforementioned items in 2009 and 2008, other unallocated income (expense), net decreased by $23 million primarily due to losses on foreign currency exposure and higher charges for environmental remediation projects. The higher charges for environmental remediation projects is due to a full year in 2009 of operations and maintenance costs on projects classified as liabilities subject to compromise prior to our emergence from bankruptcy in February 2008 in addition to increased legal spending on remediation projects in Anniston, Alabama as we seek recovery from other parties. After consideration of the aforementioned items recorded in 2009 and 2008, other operations segment loss decreased by $2 million as compared to the comparable period in 2008 due to the global economic downturn.
Unallocated and other results in 2008 decreased in comparison to 2007 primarily due to lower equity earnings from affiliates, higher corporate expenses, lower gains from adjustments to the LIFO reserve, lower interest income and decreased profit from our other operations, partially offset by higher gains on foreign currency and higher net gains. In 2007, we recorded the following net gains in other unallocated income (expense), net: (i) a gain on a litigation matter of $21 million; (ii) a charge of $7 million recorded to write-off debt issuance costs and to record the DIP credit facility as modified at its fair value as of the amendment date; (iii) $5 million of net pension plan settlement charges; and (iv) a $4 million restructuring charge due to the termination of a third-party agreement at one of our facilities.

After consideration of the aforementioned items recorded in 2008, corporate expenses decreased $1 million primarily due to lower functional expense. Share-based compensation increased due to the adoption of management incentive and director stock compensation plans upon our emergence from bankruptcy. The decrease in equity earnings from affiliates of $12 million is a result of the Flexsys Acquisition completed on May 1, 2007. After consideration of the aforementioned items recorded in 2008 and 2007, other unallocated income (expense), net increased by $5 million due to gains on foreign currency, partially offset by lower interest income. After consideration of the aforementioned items recorded in 2008, other operations segment profit (loss) decreased by $3 million due to other costs associated with the relocation of our plastic products business.
Interest Expense

				$		%
				Increase		Increase
	Successor	Combined	Predecessor	(Decrease)		(Decrease)
				2009 vs.	2008 vs.	2009 vs.	2008 vs.
(dollars in millions)	2009	2008	2007	2008	2007	2008	2007
Interest Expense	$159	$162	$134	$(3)	$28	(2)%	21%

Charges included in Interest Expense	$(38)	$(1)	$(8)

Interest expense decreased in 2009 compared to 2008 due to decreased cash interest expense from lower debt outstanding with lower interest rates in 2009 than in 2008, substantially offset by higher charges. Included in our debt to fund our emergence from Chapter 11 was a $400 million senior unsecured bridge facility (“Bridge”), which was subsequently repaid in August 2008. In October 2009, we issued the 2017 Notes and a portion of the net proceeds were used to pay down $300 million of principal on our Term Loan. The repayment of the Bridge and significantly lower borrowings outstanding on our Revolver during 2009, partially offset by the net increase in debt related to the issuance of the 2017 Notes resulted in overall lower average debt outstanding in 2009 of approximately $350 million. In addition, the interest rate on the Bridge was 15.5 percent and the repayment allowed our weighted average interest rate during 2009 to be approximately 100 basis points lower than in 2008. In February 2009, we discontinued hedge accounting on our interest rate swap agreements related to our Term Loan. As interest rates fluctuate, mark-to-market gains or losses on our interest rate swap agreements, which do not affect cash flow, are recognized in interest expense. These gains or losses may create volatility in our Consolidated Statement of Operations.
Interest expense in 2009 includes (i) a charge of $30 million related to the $300 million pay down on the Term Loan to write-off unamortized debt issuance costs and (ii) a charge of $8 million to write-off unamortized debt issuance costs and debt discount related to the repayment of the German term loan. Interest expense in 2008 included a charge of $1 million to write-off unamortized debt issuance costs related to the repayment of the Bridge.
The increase in interest expense in 2008 in comparison to 2007 resulted principally from higher debt outstanding with higher interest rates in 2008 than in 2007. Average debt outstanding increased $513 million or 47 percent to fund the Flexsys Acquisition, as only a portion of debt utilized to acquire Flexsys was incurred prior to the end of the first quarter of 2007, and our emergence from Chapter 11 on the Effective Date. Included in our debt to fund our emergence from Chapter 11 is the Bridge, which was subsequently repaid in August 2008. The higher interest rates are a result of a changed interest rate profile of our debt structure due to the replacement of the DIP credit facility with the Term Loan and Revolver (“Financing Agreements”). The 2008 results include a $1 million charge related to the repayment of the Bridge compared to an $8 million interest expense charge related to claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court
Reorganization Items, net

				$		%
				Increase		Increase
	Successor	Combined	Predecessor	(Decrease)		(Decrease)
				2009 vs.	2008 vs.	2009 vs.	2008 vs.
(dollars in millions)	2009	2008	2007	2008	2007	2008	2007
Reorganization Items, net	$—	$1,433	$(298)	$(1,433)	1,731	N.M.	N.M.

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we were in reorganization under Chapter 11 of the U.S. Bankruptcy Code. We did not record any charges in reorganization items in 2009 due to our emergence from Chapter 11 on February 28, 2008.
Reorganization items incurred in 2008 included a $104 million charge on the settlement of liabilities subject to compromise, $1,589 million gain from fresh-start accounting adjustments, which excludes the gain allocated to discontinued operations of $212 million, and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings. The increase in reorganization items, net as compared to 2007 is due to the aforementioned effects of settling the liabilities subject to compromise and adopting fresh-start accounting.
Income Tax Expense

				$		%
				Increase		Increase
	Successor	Combined	Predecessor	(Decrease)		(Decrease)
				2009 vs.	2008 vs.	2009 vs.	2008 vs.
(dollars in millions)	2009	2008	2007	2008	2007	2008	2007
Income Tax Expense	$14	$227	$17	$(213)	$210	N.M.	N.M.

Increase (Decrease) in Valuation Allowance included in Income Tax Expense	$23	$(251)	$82

Our income tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate. The decrease in income tax expense in 2009 as compared to 2008 is primarily due to $202 million of income tax expense recognized in 2008 resulting from our emergence from bankruptcy and the effect of our adoption of fresh-start accounting. After consideration of these items, the remaining income tax expense recognized is almost entirely attributable to operations outside the U.S. resulting in an effective tax rate on operations outside the U.S. in 2009 and 2008 of 11 percent and 38 percent, respectively. The decrease in the ex-U.S. effective rate in 2009 compared to 2008 is due to an improved mix of earnings and implementation of tax strategies as well as a decrease in contingency reserves of $8 million in 2009 related to uncertain tax positions, as compared to an increase in contingency reserves of $4 million in 2008.
The increase in income tax expense in 2008 as compared to 2007 is primarily attributable to the income tax expense related to our emergence from bankruptcy and the effect of our adoption of fresh-start accounting, as discussed above. After consideration of these items, the remaining income tax expense recognized is almost entirely attributable to operations outside the U.S resulting in an effective tax rate on operations outside the U.S. in 2008 and 2007 of 38 percent and 49 percent, respectively. The decrease in the ex-U.S. effective rate in 2008 compared to 2007 is due to an increase in contingency reserves of $4 million in 2008 compared to an increase of $10 million in 2007.
As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Code. We do not currently expect this change to significantly limit our ability to utilize our NOL in the carryforward period, which we estimate to be approximately $1.6 billion at December 31, 2009, of which approximately $600 million was available without limitation.
Discontinued Operations

				$		%
				Increase		Increase
	Successor	Combined	Predecessor	(Decrease)		(Decrease)
				2009 vs.	2008 vs.	2009 vs.	2008 vs.
(dollars in millions)	2009	2008	2007	2008	2007	2008	2007
Integrated Nylon business	$(170)	$(445)	$50
Dequest business	—	—	19
Other	1	1	(5)

Income (Loss) from Discontinued Operations, net of tax	$(169)	$(444)	$64	$275	$(508)	62%	N.M.

Reorganization items included in income (loss) from discontinued operations	$—	$212	$—

Income (loss) from discontinued operations consists of the results of our Integrated Nylon business, our water treatment phosphonates business (“DEQUEST®”) and other previously divested businesses.
As described in Note 4 — Acquisitions and Divestitures — to the accompanying consolidated financial statements, we sold our Integrated Nylon business on June 1, 2009 and recorded a loss on the sale in 2009 of $76 million. After consideration of this loss, the operating results of the Integrated Nylon business for the 2009 period through the date of sale resulted in losses of $94 million, net of tax, including a $31 million charge, net of tax, to write down the carrying value of long-lived assets to zero. For 2008, losses of $445 million related to Integrated Nylon include an impairment charge of long-lived assets of $461 million as partially offset by reorganization items primarily related to the elimination of the LIFO reserve of $204 million and the expensing of the step-up in basis of the inventory of $7 million.
Included in the results of discontinued operations in 2007 is a gain on the sale of the DEQUEST® business of $34 million, partially offset by income taxes of $15 million.

Summary of Events Affecting Comparability
Charges and gains recorded in 2009, 2008 and 2007 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):
2009 Events

			Technical
Increase/(Decrease)	Saflex	CPFilms	Specialties	Unallocated/Other	Consolidated

Impact on:
Cost of goods sold	$(2)	$—	$(3)	$(1)	$(6)	(a)
	3	1	1	1	6	(b)
	5	—	—	—	5	(c)
	—	—	(2)	—	(2)	(d)
	—	—	—	7	7	(e)
	—	4	—	—	4	(f)
	—	—	—	1	1	(g)
Selling, general and administrative expenses	(4)	—	(9)	(3)	(16)	(a)
	12	3	2	11	28	(b)
	—	—	—	4	4	(e)
	—	—	1	—	1	(h)
Research, development and other operating expenses	(1)	—	—	—	(1)	(a)
	1	—	—	—	1	(b)
	—	—	(4)	—	(4)	(i)
	—	—	—	5	5	(j)
	—	(1)	—	—	(1)	(f)

Operating Income Impact	(14)	(7)	14	(25)	(32)

Interest expense	—	—	—	(30)	(30)	(k)
	—	—	—	(8)	(8)	(l)

Pre-tax Income Statement Impact	$(14)	$(7)	$14	$(63)	(70)

Income tax impact					(3)	(m)

After-tax Income Statement Impact					$(67)

(a)	Gain related to the reduction in the 2008 annual incentive plan ($23 million pre-tax and $20 million after-tax).

(b)	Severance and retraining costs related to the general corporate restructuring ($35 million pre-tax and $29 million after-tax).

(c)	Charges related to the closure of the SAFLEX® plastic interlayer production line at the Trenton Facility ($5 million pre-tax and after-tax).

(d)	Net gains related to the closure of the Ruabon Facility ($2 million pre-tax and after-tax).

(e)	Net pension plan settlements, as more fully described in Note 13 to the accompanying consolidated financial statements ($11 million pre-tax and after-tax).

(f)	Net charges of $3 million related to consolidation of certain European manufacturing and distribution sites ($3 million pre-tax and after-tax).

(g)	Impairment of intangible assets related to the Plastic Products Sale ($1 million pre-tax and after-tax).

(h)	Impairment of intangible assets related to the sale of our Thiurams business (“Thiurams Sale”) ($1 million pre-tax and after-tax).

(i)	Gain on the Thiurams Sale ($4 million pre-tax and $3 million after-tax).

(j)	Loss on the Plastic Products Sale ($5 million pre-tax and after-tax).

(k)	Charges related to the $300 million pay down on the Term Loan to write-off unamortized debt issuance costs ($30 million pre-tax and after-tax).

(l)	Charges related to the repayment of the German term loan to write-off unamortized debt issuance costs and debt discount ($8 million pre-tax and after-tax).

(m)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2008 Events

			Technical
Increase/(Decrease)	Saflex	CPFilms	Specialties	Unallocated/Other	Consolidated

Impact on:
Cost of goods sold	$36	$10	$20	$1	$67	(a)
	—	—	25	—	25	(b)
	10	—	—	—	10	(c)
	—	—	(5)	—	(5)	(d)
	—	—	—	(3)	(3)	(e)
	—	—	3	—	3	(f)
	1	—	—	2	3	(g)
Selling, general and administrative expenses	—	—	—	3	3	(g)
	—	3	—	—	3	(h)
Research, development and other operating expenses	—	—	—	(6)	(6)	(i)

Operating Income Impact	(47)	(13)	(43)	3	(100)

Interest expense	—	—	—	(1)	(1)	(j)
Other income, net	—	—	—	7	7	(k)
Reorganization Items, net	—	—	—	1,433	1,433	(l)

Pre-tax Income Statement Impact	$(47)	$(13)	$(43)	$1,442	1,339

Income tax impact					185	(m)

After-tax Income Statement Impact					$1,154

(a)	Charges resulting from the step-up in basis of our inventory in accordance with fresh-start accounting ($67 million pre-tax and $52 million after-tax).

(b)	Charges related to the announced closure of the Ruabon Facility ($25 million pre-tax and after-tax).

(c)	Impairment and charges related to the announced closure of the SAFLEX® plastic interlayer production line at the Trenton Facility ($10 million pre-tax and after-tax).

(d)	Gain related to the termination of a natural gas purchase contract related to the announced closure of the Ruabon Facility ($5 million pre-tax and after-tax).

(e)	Gain resulting from settlements of legacy insurance policies with insolvent insurance carriers ($3 million pre-tax and after-tax).

(f)	Impairment of fixed assets in the Rubber Chemicals business ($3 million pre-tax and $2 million after-tax).

(g)	Restructuring costs related principally to severance and retraining costs ($6 million pre-tax and after-tax).

(h)	Write-down of indefinite-lived intangible assets ($3 million pre-tax and $2 million after-tax).

(i)	Gain resulting from surplus land sales ($6 million pre-tax and after-tax).

(j)	Unamortized debt issuance costs associated with the repayment of the Bridge ($1 million pre-tax and after-tax).

(k)	Gain resulting from the settlement of emergence related incentive and professional fees accruals ($7 million pre-tax and after-tax).

(l)
Reorganization items, net consist of the following: $104 million charge on the settlement of liabilities subject to compromise, $1,589 million gain from fresh-start accounting adjustments, and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings ($1,433 million pre-tax and $1,231 million after-tax).

(m)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2007 Events

			Technical
Increase/(Decrease)	Saflex	CPFilms	Specialties	Unallocated/Other	Consolidated

Impact on:
Cost of goods sold	$—	$—	$25	$—	$25	(a)
	—	—	—	4	4	(b)
	—	—	3	—	3	(c)
	—	—	—	3	3	(d)
	1	—	1	—	2	(e)
Selling, general and administrative expenses	—	—	—	2	2	(d)
	1	—	1	—	2	(e)

Operating Income Impact	(2)	—	(30)	(9)	(41)

Interest expense	—	(2)	—	(6)	(8)	(f)
Other income, net	—	—	—	21	21	(g)
Loss on debt modification	—	—	—	(7)	(7)	(h)
Reorganization items, net	—	—	—	(298)	(298)	(i)

Pre-tax Income Statement Impact	$(2)	$(2)	$(30)	$(299)	(333)

Income tax impact					(7)	(j)

After-tax Income Statement Impact					$(326)

(a)	Impairment of fixed assets in the Rubber Chemicals business ($25 million pre-tax and $20 million after-tax).

(b)	Restructuring charge resulting from the termination of a third-party agreement at one of our facilities ($4 million pre-tax and $3 million after-tax).

(c)	Charge resulting from the step-up in basis of Rubber Chemicals’ inventory in accordance with purchase accounting ($3 million pre-tax and after-tax).

(d)	Net pension plan settlements, as more fully described in Note 13 to the accompanying consolidated financial statements ($5 million pre-tax and after-tax — see note (j) below).

(e)	Restructuring costs related principally to severance and retraining costs ($4 million pre-tax and $3 million after-tax).

(f)
Charge resulting from recognition of interest expense on claims recognized as allowed secured claims through settlements approved by the Bankruptcy Court ($8 million pre-tax and after-tax — see note (j) below).

(g)	Settlement gain, net of legal expenses ($21 million pre-tax and after-tax — see note (j) below).

(h)
We recorded a charge of approximately $7 million (pre-tax and after-tax — see note (j) below) to record the write-off of debt issuance costs and to record the DIP facility as modified at its fair value as of the amendment date.

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

Environmental Matters
We operate global manufacturing facilities that are subject to numerous laws and government regulations concerning environmental, safety and health matters. U.S. environmental legislation that has a particular impact on us includes the Hazardous Materials Transportation Act; the Emergency Planning and Community Right to Know Act; Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as Superfund). We are also subject to the Occupational Safety and Health Act and regulations of the Occupational Safety and Health Administration (“OSHA”) concerning employee safety and health matters. The EPA, OSHA and other federal agencies have the authority to promulgate regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authority under several of these federal statutes and have adopted environmental, safety and health laws and regulations. State or federal agencies having lead enforcement authority may seek fines and penalties for violation of these laws and regulations. Also, private parties have rights to seek recovery, under the above statutes or the common law, for civil damages arising from environmental conditions, including damages for personal injury and property damage. Company policy requires that all operations fully meet or exceed legal and regulatory requirements.

Emissions of greenhouse gases due to human activities and their potential impact on climate change currently are subjects of global debate. We monitor existing and proposed legislative developments to control greenhouse gas emissions which may affect the cost and supply of energy derived from coal and other fossil fuels for our operations. Concurrently, we voluntarily work to reduce our own greenhouse gas emissions through various energy reduction projects such as the installation in 2009 of wind turbines which supply the electrical needs of our Newport, Wales (U.K.) plant.
Due to the nature of our business, we make substantial expenditures for environmental remediation activities. In almost all cases, our liability arising from historical contamination is a result of operations and other events that occurred at our facilities or as a result of their operation prior to the Solutia Spinoff. For example, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois, which were incurred prior to the Solutia Spinoff (the “Shared Sites”). Under this cost sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from the Effective Date up to a total of $325 million after the exhaustion of funds from the special purpose entity dedicated to the Shared Sites. Thereafter, if needed, we and Monsanto will share responsibility equally. From the Effective Date through December 31, 2009, we have made cash payments of $11 million toward remediation of Shared Sites after exhaustion of the of special purpose entity funds and have accrued an additional $173 million to be paid over the life of the Shared Sites remediation activity.
At December 31, 2009, our Consolidated Statement of Financial Position included an accrual of $291 million compared to $309 million at December 31, 2008 for all environmental remediation activities that we believe to be probable and estimable. Total cash expenditures for environmental remediation activities related to recorded environmental liabilities were $29 million, $23 million and $10 million in 2009, 2008 and 2007, respectively. Of these amounts, in 2009 and 2008, $28 million and $18 million, respectively, were reimbursed to us by a special purpose entity established upon our emergence from bankruptcy, which was fully exhausted in the fourth quarter 2009. Charges taken for environmental remediation activities in 2009, 2008 and 2007 were $10 million, $264 million (of which $257 million related to a charge resulting from our emergence from bankruptcy and the adoption of fresh-start accounting), and $8 million, respectively. In 2010, we anticipate our cash expenditures and charges for environmental remediation activities to be similar to the gross cash expenditures and amounts expensed, respective, in 2009.
Derivative Financial Instruments
Our business operations give rise to market risk exposures that result from changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, we enter into various hedging transactions that enable us to alleviate the adverse effects of financial market risk. Our approved policies and procedures do not permit the purchase or holding of any derivative financial instruments for trading purposes. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations. Note 3 — Significant Accounting Policies — and Note 11 — Derivatives and Risk Management — to the accompanying consolidated financial statements include further discussion of our accounting policies for derivative financial instruments.
Foreign Currency Exchange Rate Risk
We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. We use foreign currency hedging instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business. We primarily use forward exchange contracts and purchase options with maturities of less than 18 months to hedge these risks. We also enter into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions. Our policy prescribes the range of allowable hedging activity and what hedging instruments we are permitted to use. Because the counterparties to these contracts are major international financing institutions, credit risk arising from these contracts is not significant, and we do not anticipate any counterparty losses. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity or capital resources. Major currencies affecting our business are the U.S. dollar, British pound sterling, Euro, Canadian dollar, Swiss franc, Brazilian real, Malaysian ringgit, Singapore dollar, Chinese yuan and the Japanese yen.

At December 31, 2009, we have currency forward contracts to purchase and sell $167 million of currencies, principally the Euro, British pound sterling, U.S. dollar and Malaysian ringgit, with average remaining maturities of five months. Based on our overall currency rate exposure at December 31, 2009, including derivatives and other foreign currency sensitive instruments, a 10 percent adverse change in quoted foreign currency rates of these instruments would result in a change in fair value of these instruments of $3 million.
Interest Rate Risk
Interest rate risk is primarily related to changes in interest expense from floating rate debt. During 2009, our floating rate debt consisted of our Revolver and Term Loan. In order to limit our exposure to changes in interest expense from floating rate debt, we entered into interest rate cap and swap agreements related to the Term Loan during 2008. The interest rate cap agreements have a notional amount of $900 million and a strike rate of 4.25% on 1-month LIBOR that are effective through April 2010. The interest rate swap agreements have declining total notional amounts of $800 million to $150 million and are effective from April 2010 through February 2014. Under the Term Loan, we have the option to choose LIBOR, subject to a 3.50 percent floor, or prime rate plus an applicable margin. After the expiration of a LIBOR contract in the second quarter 2009, we chose the prime rate due to the cash interest savings. During the year, a hypothetical increase of 1 percent in the prime rate would have increased interest expense during the year by $7 million. Due to the historically low LIBOR rates during the year, our LIBOR floor of 3.50 percent was in excess of any 1 percent increase in LIBOR rates. An analysis of the impact of a hypothetical increase in interest rates in relation to our Revolver has not been performed since there were no borrowings outstanding on the Revolver after the sale of our Integrated Nylon business.
Commodity Price Risk
Certain raw materials and energy resources used by us are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. We use forward and option contracts to manage a portion of the volatility related to anticipated energy purchases, primarily natural gas used as part of domestic operations. Forward and option contracts were used by us during 2009 prior to the sale of our Integrated Nylon business; however, we did not have any commodity forward contracts at December 31, 2009 due to our decreased exposure to natural gas upon the divestiture of our Integrated Nylon business.
Financial Condition and Liquidity
As of December 31, 2009, our total liquidity was $363 million, which was comprised of $243 million in cash and $120 million in availability under our Revolver. Our Revolver is limited to the lesser of the amount of our borrowing base, as defined, but generally calculated as a percentage of allowable inventory and trade receivables or $350 million. As of December 31, 2009, our borrowing base was $164 million with availability reduced by required letters of credit of $44 million and no borrowings outstanding. With the divestiture of our Integrated Nylon business in the second quarter 2009, along with this business’ inventory and trade receivables, the calculated borrowing base under our Revolver was reduced to amounts significantly below our original $450 million maximum. Therefore, we voluntarily reduced the maximum availability under our Revolver by $50 million in both the third and fourth quarters 2009 to a maximum availability of $350 million.
Preservation and enhancement of our liquidity position, along with optimization of our long-term capital structure, were each a significant focus in 2009. To this end, net proceeds from the issuance of 24.7 million shares of common stock and the 2017 Notes, in conjunction with $230 million in net cash provided after operations and investing activities, were predominantly used to reduce our debt by $106 million, increase our cash position by $211 million and extend the maturity of $400 million of long-term debt into 2017. We amended our Financing Agreements in the fourth quarter 2009 in order to provide us with greater operational and strategic flexibility. Among other things, the amendment holds our Leverage Ratio constant at 4.50 from September 30, 2009 through December 31, 2010.
For 2010, our anticipated use of cash includes fulfillment of our interest, pension, environmental, restructuring and tax obligations, in addition to capital expenditures for new products, expansion and productivity projects and for maintenance and safety requirements. To the extent required to fund certain seasonal demands of our operations, an additional use of cash may be to fund working capital although management has instituted significant monitoring procedures and, as a result, expects this use of cash to be closely managed. Other sources of liquidity may include additional lines of credit, financing other assets, customer receivables and/or asset sales, all of which are allowable, with certain limitations, under our existing credit agreements.

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
Cash Flows — Continuing Operations
Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

	Successor	Combined	Predecessor
	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Increase
Cash Flow Summary — Continuing Operations	December 31,	December 31,	December 31,	(Decrease)
(dollars in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Cash provided by (used in) operating activities before reorganization items	$199	$139	$(38)	$60	$177
Cash used in reorganization activities	—	(380)	(80)	380	(300)

Cash provided by (used in) operating activities	199	(241)	(118)	440	(123)
Cash used in investing activities	(28)	(50)	(218)	22	168
Cash provided by (used in) financing activities	(19)	353	279	(372)	74

Net change in cash for period attributable to continuing operations	$152	$62	$(57)	$90	$119

Operating activities: Cash provided by operating activities in 2009 increased as compared to 2008 due to lower payments on interest expense, taxes, our annual incentive plan and our other postretirement obligations in addition to significantly reduced working capital requirements and a lack of reorganization activities in 2009 as partially offset by higher cash payments on restructuring activities and pension contributions. As discussed previously, our average debt outstanding and weighted average interest rate in 2009 declined approximately $350 million and 100 basis points, respectively, as compared to 2008 which resulted in lower interest payments. Tax payments were lower in 2009 predominately due to the receipt of an income tax refund of $8 million related to prior year operations in Germany. In response to the global economic slowdown that began in the fourth quarter of 2008, we significantly reduced our 2008 annual incentive plan payout which was targeted for payment in the first quarter of 2009 and aggressively reduced our working capital requirements in order to enhance liquidity. With the return of our annual incentive plan in 2010, we expect payments on this plan to resume in 2011 while lean manufacturing practices and minimal working capital requirements will continue to be a focus of management. The lower payments on other postretirement obligations resulted from the implementation of a plan amendment upon our emergence from bankruptcy resulting in lower company requirements along with the establishment of a fund restricted to pay certain liabilities assumed by us upon the Solutia Spinoff (“Legacy Liabilities”). Lower payments in other postretirement obligation payments are expected to continue indefinitely, in part, because the balance remaining in this restricted fund at December 31, 2009, attributable substantially to pre-spin other post retirement obligations, is $174 million, which effectively defeases the corresponding Legacy Liability. We will, however, continue to remain liable for payments on other postretirement obligations which are not included within the definition of Legacy Liabilities. Contributions to our U.S. pension plans increased $19 million in 2009 despite lower minimum funding requirements as we made a $39 million voluntary contribution in the fourth quarter 2009.
Cash used in operating activities in 2008 increased as compared to 2007 due to higher cash used in reorganization activities, primarily due to cash outflows required to facilitate our emergence from bankruptcy, as partially offset by improvement in cash provided by operating activities before reorganization items. The improvement in cash provided by operating activities before reorganization items is primarily due to higher earnings, after adjusting for noncash items, and lower payments on our pension and other postretirement obligations, partially offset by higher tax payments as driven by higher ex-US earnings. Required contributions to our pension plans decreased $86 million in 2008 and payments on other postretirement obligations were reduced $15 million via reimbursement by the restricted fund discussed above.

Investing activities: Cash used in investing activities decreased in 2009 as compared to 2008 due to lower capital expenditures of $55 million as partially offset by lower proceeds from the sale of certain assets. In 2009, the majority of growth related capital projects were suspended in reaction to the global economic slowdown. In 2008, we received proceeds of $43 million from the sale of our corporate headquarters building while in 2009, we received proceeds of $4 million from the Thiurams Sale and $2 million from the Plastic Products Sale.
Cash used in investing activities decreased in 2008 as compared to the prior year due to the receipt of $43 million in 2008 from the sale of our corporate headquarters coupled with acquisition payments in 2007 of $127 million. The acquisition payments in 2007 are primarily attributable to the payment of $115 million for the Flexsys Acquisition, $7 million to purchase certain assets of Acquired Technology, Inc., a window film components business, and $4 million to purchase a specialty rubber chemicals business from Chemetall GmbH. Capital spending remained flat at $99 million as higher spending on growth initiatives was offset by lower spending on maintenance projects. Specific growth projects in 2008 included the completion of a third SAFLEX® plastic interlayer line at our Ghent, Belgium plant; expansion of our PVB resin manufacturing operations at our Springfield, Massachusetts plant; and construction of a new CPFilms coating and lamination line at our Martinsville, Virginia plant. Spending on maintenance and safety initiatives for 2008 and 2007 were $32 million and $42 million, respectively.
Financing activities: Cash used in financing activities increased in 2009 as compared to 2008 primarily due to our emergence from bankruptcy in 2008. This event required a complete recapitalization of our debt and equity structure and, after repayment of all debt obligations outstanding, resulted in net proceeds of $351 million. Of this amount, $250 million was used to establish certain funds restricted for future payments related to Legacy Liabilities and the remainder was used to pay certain secured and administrative claims and to provide additional liquidity for operations. In 2009, we completed a stock offering of 24.7 million shares of our common stock at $5 per share which resulted in net proceeds of $119 million. The proceeds from this offering, along with proceeds received on the sale of our Integrated Nylon business and cash provided by operations, were utilized to fully repay our Revolver and $12 million on our Term Loan. Also in 2009, we completed the issuance of the 2017 Notes in exchange for net proceeds, after incorporating all transaction fees, of $379 million. From these proceeds, $300 million was used to repay a portion of our Term Loan.
Cash provided by financing activities increased in 2008 compared to 2007 as a result of our emergence from bankruptcy. This event required a complete recapitalization of our debt and equity structure as discussed above. Subsequent to our emergence from bankruptcy, we completed a sale and leaseback on our corporate headquarters and two common stock offerings comprised of 22.3 million shares of common stock at $13 per share and 10.7 million shares of common stock at $14 per share, respectively (“2008 Offerings”). Proceeds from the sale of our corporate headquarters were used to repay $19 million in debt outstanding on the building. Net proceeds of $422 million from the 2008 Offerings were used to repay our Bridge, which was issued at emergence, and to provide additional liquidity for operations.
Working Capital — Continuing Operations
Working capital used for continuing operations is summarized as follows:

	Successor
Working Capital — Continuing Operations	December 31,	December 31,	Increase
(dollars in millions)	2009	2008	(Decrease)

Cash and cash equivalents	$243	$32
Trade receivables, net	268	227
Inventories	257	341
Other current assets	119	195

Total current assets	$887	$795

Accounts payable	$169	$170
Accrued liabilities	206	259
Short-term debt, including current portion of long-term debt	28	37

Total current liabilities	$403	$466

Working Capital	$484	$329	$155

Reflecting our 2009 focus of enhancing our liquidity position, working capital used for continuing operations increased $155 million predominantly due to higher cash and cash equivalents and lower short-term debt. Further contributing to the higher working capital balance in 2009 is a higher accounts receivable balance which is due to the significant increase in net sales experienced in the fourth quarter of 2009 as compared to the same period in 2008. These increases are partially offset by lower inventories, reflecting certain lean manufacturing initiatives, and lower current assets due to the receipt of $28 million from a restricted cash account funded at emergence to reimburse us for environmental remediation activities. Further contributing to the higher working capital in 2009 is a decrease in accrued liabilities due to lower liabilities on foreign currency forward contracts of $35 million and a $23 million reduction in the annual incentive plan liability.
Beginning subsequent to our emergence from bankruptcy, from time to time we sell trade receivables without recourse to third parties. These trade receivables are removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party. Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $8 million and $20 million at December 31, 2009 and 2008, respectively. The average monthly amounts of trade receivables sold were $9 million for the twelve months ended December 31, 2009.
Cash Flows — Discontinued Operations

	Successor	Combined	Predecessor
	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Increase
Cash Flow Summary — Discontinued Operations	December 31,	December 31,	December 31,	(Decrease)
(dollars in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Cash provided by (used in) operating activities	$52	$(152)	$67	$204	$(219)
Cash provided by (used in) investing activities	7	(51)	13	58	(64)

Net change in cash for period attributable to discontinued operations	$59	$(203)	$80	$262	$(283)

On June 1, 2009, we sold our Integrated Nylon business for $50 million in cash, subject to adjustment for changes in working capital, a two percent equity stake in the new company and $4 million in deferred cash. Throughout 2009, including the period from the point we entered into the sale agreement and up to the date the sale closed, we aggressively worked to monetize the working capital balances historically required by this business, which resulted in increased cash provided by operating activities for discontinued operations compared to 2008. Because the working capital balances of the business at close were less than anticipated, a final working capital adjustment of $25 million was offset against the sales price resulting in our receipt of $25 million of net proceeds. A reduction in cash used for capital expenditures accounts for the remaining increase in cash provided by investing activities.
Cash used in operating activities for discontinued operations increased in 2008 compared to 2007 due to lower earnings from our Integrated Nylon business and restructuring payments associated with the idling of certain manufacturing lines as partially offset by a decrease in working capital balances. Cash provided by investing activities decreased in 2008 compared to 2007 due to the sale of DEQUEST® and sales of surplus land adjacent to our Integrated Nylon plants for $56 million and $10 million, respectively.

Debt Covenants
Our Financing Agreements include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt. The financial covenants for the measurement period ended December 31, 2009 are (i) Leverage Ratio: limitation of maximum leverage ratio comprised of gross debt to trailing twelve-month continuing operations Adjusted EBITDA or earnings from continuing operations before interest, income taxes, depreciation and amortization, reorganization items, non-cash stock compensation expense and unusual gains and charges (as that term is defined in the Financing Agreements); (ii) Fixed Charge Ratio: maintenance of a minimum fixed charge coverage ratio comprised of trailing twelve-month continuing operations Adjusted EBITDA, as reduced by trailing twelve-month continuing operations capital expenditures, to Fixed Charges (as defined in the Financing Agreements, as the sum of annualized cash interest expense, net, trailing twelve months cash income taxes and annualized debt amortization under our Term Loan) ratio; and (iii) Maximum Capital Expenditures. Below is a summary of our actual performance under these financial covenants as of December 31, 2009 along with a summary of the contractually agreed to financial covenants for 2010.

	December 31,		March 31,	June 30,	September 30,	December 31,
	2009		2010	2010	2010	2010
	Actual	Covenant	Covenant	Covenant	Covenant	Covenant

Max Leverage Ratio	3.23	4.50	4.50	4.50	4.50	4.50

Min Fixed Charge Ratio	2.70	1.15	1.35	1.35	1.35	1.35

Max Capital Expenditures	$44	$252	n.a.	n.a.	n.a.	$306
Capital Expenditures
Capital expenditures are projected to be in the range of $50 million to $60 million during 2010 of which $30 million to $35 million of the projected range is attributable to new products and expansion and productivity projects while the remainder is attributable to maintenance and right-to-operate projects.
Pension Contributions
We sponsor several defined benefit pension plans whereby we made cash contributions of $76 million and $54 million to the plans during 2009 and 2008, respectively. We expect to contribute approximately $50 million in cash to these pension plans during 2010 but actual contributions to the plans may differ as a result of a variety of factors, including changes in laws that impact funding. Our ultimate cash flow impact required to satisfy these outstanding liabilities will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and if we choose to satisfy these requirements in the form of stock contributions.
Off-Balance Sheet Arrangements
See Note 17 — Commitments and Contingencies — to the accompanying consolidated financial statements for a summary of off-balance sheet arrangements as of December 31, 2009.
Contingencies
See Note 17 — Commitments and Contingencies — to the accompanying consolidated financial statements for a summary of our contingencies as of December 31, 2009.
Commitments
Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc., S E Investment LLC and future subsidiaries as defined by the Financing Agreements, subject to certain exceptions (the “Guarantors”) are guarantors of our obligations under the Financing Agreements and the 2017 Notes. The Financing Agreements and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2009.

	Obligations Due by Period (Dollars in Millions)
					2013-	2015 and
Contractual Obligations	Total	2010	2011	2012	2014	thereafter
Short-Term Debt	$16	$16	$—	$—	$—	$—
Long-Term Debt, including current portion	1,276	12	12	12	840	400
Interest Payments Related to Long-Term Debt	538	98	97	97	141	105
Operating Leases	52	11	9	8	11	13
Unconditional Purchase Obligations(a)	133	92	29	8	4	—
Standby Letters of Credit(b)	49	43	5	1	—	—
Postretirement Obligations(c)	414	68	96	78	128	44
Environmental Remediation	291	31	31	35	53	141
Uncertain Tax Positions(d)	2	2	—	—	—	—

Total Contractual Obligations	$2,771	$373	$279	$239	$1,177	$703

(a)	Unconditional purchase obligations primarily represent minimum non-cancelable future commitments to purchase raw materials and energy.

(b)	Standby letters of credit contractually expiring in 2009 are generally anticipated to be renewed or extended by extensions with existing standby letters of credit providers.

(c)
Represents estimated future minimum funding requirements for funded pension plans and other postretirement plans and estimated future benefit payments for unfunded pension and other postretirement plans.

(d)
In addition to the $2 million reported in the 2010 column and classified as a current liability, we have $34 million recorded in other liabilities on the Consolidated Statement of Financial Position for which it is not reasonably possible to predict when it may be paid.

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
FINANCIAL SECTION — TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Solutia Inc.:
We have audited the accompanying consolidated statement of financial position of Solutia Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 (Successor Company statements of financial position), and the related consolidated statements of operations, shareholders’ equity (deficit), comprehensive income (loss) and cash flows for the twelve months ended December 31, 2009 (Successor Company operations), the ten months ended December 31, 2008 (Successor Company operations), the two months ended February 29, 2008 (Predecessor Company operations) and for the twelve months ended December 31, 2007 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
As discussed in Note 1 to the consolidated financial statements, on November 29, 2007, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on February 28, 2008. Accordingly, the accompanying consolidated financial statements have been prepared for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1 to the consolidated financial statements.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solutia Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the twelve months ended December 31, 2009 and the ten months ended December, 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the two months ended February 29, 2008, and for the twelve months ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 4 to the consolidated financial statements, the Company sold its integrated nylon business on June 1, 2009. The assets and liabilities, results of operations, loss on sale and cash flows of the integrated nylon business are presented as discontinued operations in the consolidated financial statements.
/s/ Deloitte & Touche LLP
St. Louis, Missouri
February 17, 2010

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
	2009	2008	2008	2007
Net Sales	$1,667	$1,775	$335	$1,643
Cost of goods sold	1,197	1,408	241	1,260

Gross Profit	470	367	94	383
Selling, general and administrative expenses	227	243	42	218
Research, development and other operating expenses, net	10	9	3	24

Operating Income	233	115	49	141
Equity earnings from affiliates	—	—	—	12
Interest expense (a)	(159)	(141)	(21)	(134)
Other income, net	—	24	3	34
Loss on debt modification	—	—	—	(7)
Reorganization items, net	—	—	1,433	(298)

Income (Loss) from Continuing Operations Before Income Tax Expense	74	(2)	1,464	(252)
Income tax expense	14	13	214	17

Income (Loss) from Continuing Operations	60	(15)	1,250	(269)
Income (Loss) from Discontinued Operations, net of tax	(169)	(648)	204	64

Net Income (Loss)	(109)	(663)	1,454	(205)
Net Income attributable to noncontrolling interest	4	5	—	3

Net Income (Loss) attributable to Solutia	$(113)	$(668)	$1,454	$(208)

Basic and Diluted Income (Loss) per Share attributable to Solutia:
Income (Loss) from Continuing Operations attributable to Solutia	$0.53	$(0.27)	$11.96	$(2.60)
Income (Loss) from Discontinued Operations	(1.59)	(8.67)	1.95	0.61

Net Income (Loss) attributable to Solutia	$(1.06)	$(8.94)	$13.91	$(1.99)

(a)	Predecessor excludes unrecorded contractual interest expense of $5 in the two months ended February 29, 2008 and $32 in the year ended December 31, 2007.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
	2009	2008	2008	2007
Net Income (Loss)	$(109)	$(663)	$1,454	$(205)
Other Comprehensive Income (Loss):
Currency translation adjustments	42	(97)	32	31
Net unrealized gain (loss) on derivative instruments	4	(26)	—	—
Realized loss on derivative instruments	1	—	—	—
Pension settlement charge	31	—	—	—
Amortization of prior service gain	—	—	(3)	(17)
Amortization of net actuarial (gain) loss	(4)	—	2	16
Actuarial loss arising during the period	(25)	(162)	(64)	(8)
Prior service gain arising during the period	—	—	109
Fresh-start accounting adjustment	—	—	(30)	—

Comprehensive Income (Loss)	(60)	(948)	1,500	(183)
Comprehensive Income attributable to noncontrolling interest	4	6	—	4

Comprehensive Income (Loss) attributable to Solutia	$(64)	$(954)	$1,500	$(187)

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)

	Successor
	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$243	$32
Trade receivables, net of allowances of $2 in 2009 and $0 in 2008	268	227
Miscellaneous receivables	82	110
Inventories	257	341
Prepaid expenses and other assets	37	85
Assets of discontinued operations	10	490

Total Current Assets	897	1,285
Property, Plant and Equipment, net of accumulated depreciation of $128 in 2009 and $56 in 2008	919	952
Goodwill	511	511
Identified Intangible Assets, net	803	823
Other Assets	136	163

Total Assets	$3,266	$3,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$169	$170
Accrued liabilities	206	259
Short-term debt, including current portion of long-term debt	28	37
Liabilities of discontinued operations	50	302

Total Current Liabilities	453	768
Long-Term Debt	1,264	1,359
Postretirement Liabilities	411	465
Environmental Remediation Liabilities	260	279
Deferred Tax Liabilities	179	202
Other Liabilities	99	132

Commitments and Contingencies (Note 17)

Shareholders’ Equity:
Common stock at $0.01 par value; (500,000,000 shares authorized, 121,869,293 and 94,392,772 shares issued in 2009 and 2008, respectively)	1	1
Additional contributed capital	1,612	1,474
Treasury shares, at cost (430,203 and 77,132 in 2009 and 2008, respectively)	(2)	—
Accumulated other comprehensive loss	(237)	(286)
Accumulated deficit	(781)	(668)

Total Shareholders’ Equity attributable to Solutia	593	521
Equity attributable to noncontrolling interest	7	8

Total Shareholders’ Equity	600	529

Total Liabilities and Shareholders’ Equity	$3,266	$3,734

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
	2009	2008	2008	2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
OPERATING ACTIVITIES:
Net income (loss)	$(109)	$(663)	$1,454	$(205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
(Income) Loss from discontinued operations, net of tax	169	648	(204)	(64)
Depreciation and amortization	107	89	11	59
Revaluation of assets and liabilities, net of tax	—	—	(1,383)	—
Discharge of claims and liabilities, net of tax	—	—	100	—
Other reorganization items, net	—	—	52	298
Pension obligation related expense less than contributions	(72)	(39)	(18)	(143)
Other postretirement benefit obligation related expense less than contributions	(12)	(13)	(6)	(39)
Deferred income taxes	1	(21)	5	(13)
Amortization of debt issuance costs	20	15	—	3
Equity earnings from affiliates	—	—	—	(12)
(Gain) Loss on sale of other assets	2	(8)	—	—
Other (gains) charges including restructuring expenses	68	97	(2)	35
Other, net	2	—	—	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Income taxes payable	(7)	(7)	5	14
Trade receivables	(43)	91	(24)	(34)
Inventories	80	(7)	(34)	(5)
Accounts payable	14	(31)	31	12
Restricted cash to fund payment of legacy liabilities	28	18	—	—
Environmental remediation liabilities	(18)	(18)	(1)	—
Other assets and liabilities	(31)	4	(2)	56

Cash Provided by (Used in) Continuing Operations before Reorganization Activities	199	155	(16)	(38)
Reorganization Activities:
Establishment of VEBA retiree trust	—	—	(175)	—
Establishment of restricted cash for environmental remediation and other legacy payments	—	—	(46)	—
Payment for allowed secured and administrative claims	—	—	(79)	—
Professional service fees	—	(31)	(31)	(72)
Other reorganization and emergence related payments	—	(1)	(17)	(8)

Cash Used in Reorganization Activities	—	(32)	(348)	(80)

Cash Provided by (Used in) Operations—Continuing Operations	199	123	(364)	(118)
Cash Provided by (Used in) Operations—Discontinued Operations	52	(104)	(48)	67

Cash Provided by (Used in) Operations	251	19	(412)	(51)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(44)	(84)	(15)	(99)
Acquisition and investment payments	(2)	(4)	—	(131)
Restricted cash	9	—	—	4
Investment proceeds and property disposals	9	53	—	8

Cash Used in Investing Activities—Continuing Operations	(28)	(35)	(15)	(218)
Cash Provided by (Used in) Investing Activities—Discontinued Operations	7	(37)	(14)	13

Cash Used in Investing Activities	(21)	(72)	(29)	(205)

FINANCING ACTIVITIES:
Net change in lines of credit	(14)	25	—	14
Proceeds from long-term debt obligations	470	—	1,600	75
Net change in long-term revolving credit facilities	(181)	(5)	190	(61)
Proceeds from stock issuances	119	422	250	—
Proceeds from short-term debt obligations	22	—	—	325
Payment of short-term debt obligations	(17)	—	(966)	(53)
Payment of long-term debt obligations	(386)	(437)	(366)	(4)
Payment of debt obligations subject to compromise	—	—	(221)	—
Debt issuance costs	(25)	(1)	(136)	(11)
Purchase of treasury shares	(2)	—	—	—
Other, net	(5)	(2)	—	(6)

Cash Provided by (Used in) Financing Activities	(19)	2	351	279

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	211	(51)	(90)	23

CASH AND CASH EQUIVALENTS:
Beginning of period	32	83	173	150

End of period	$243	$32	$83	$173

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Dollars in millions)

	Equity attributable to Solutia
			Net		Accumulated		Equity
		Additional	Deficiency		Other		Attributable to	Total
	Common	Contributed	of Assets at	Treasury	Comprehensive	Accumulated	Noncontrolling	Shareholders’
	Stock	Capital	Spinoff	Stock	Loss	Deficit	Interest	Equity (Deficit)
Predecessor, January 1, 2007	$1	$56	$(113)	$(251)	$(67)	$(1,031)	$4	$(1,430)
Comprehensive income:
Net income (loss)	—	—	—	—	—	(208)	3	(205)
Accumulated currency adjustments	—	—	—	—	30	—	1	31
Amortization of prior service gain	—	—	—	—	(17)	—	—	(17)
Actuarial loss arising during the year, net of tax of $(1)	—	—	—	—	(8)	—	—	(8)
Amortization of actuarial loss, net of tax of $1	—	—	—	—	16	—	—	16
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Effect of adopting certain provisions of ASC 740	—	—	—	—	—	(3)	—	(3)

Predecessor, December 31, 2007	1	56	(113)	(251)	(46)	(1,242)	6	(1,589)

Comprehensive income:
Net income	—	—	—	—	—	1,454	—	1,454
Accumulated currency adjustments	—	—	—	—	32	—	—	32
Actuarial loss arising during the period	—	—	—	—	(64)	—	—	(64)
Amortization of actuarial loss	—	—	—	—	2	—	—	2
Prior service gain arising during the period	—	—	—	—	109	—	—	109
Amortization of prior service gain	—	—	—	—	(3)	—	—	(3)
Fresh-start elimination	—	—	—	—	(30)	—	—	(30)
Fresh-start elimination	—	(56)	113	251	—	(212)	—	96
Cancellation of old common stock	(1)	—	—	—	—	—	—	(1)

Predecessor, February 29, 2008	—	—	—	—	—	—	6	6
Issuance of new common stock	1	1,036	—	—	—	—	—	1,037

Successor, February 29, 2008	1	1,036	—	—	—	—	6	1,043

Comprehensive income:
Net income (loss)	—	—	—	—	—	(668)	5	(663)
Accumulated currency adjustments	—	—	—	—	(98)	—	1	(97)
Actuarial loss arising during the period, net of tax of $4	—	—	—	—	(162)	—	—	(162)
Net unrealized loss on derivative instruments	—	—	—	—	(26)	—	—	(26)
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Investment attributable to noncontrolling interest	—	—	—	—	—	—	1	1
Issuance of common stock	—	425	—	—	—	—	—	425
Share-based compensation expense	—	13	—	—	—	—	—	13

Successor, December 31, 2008	1	1,474	—	—	(286)	(668)	8	529

Comprehensive income:
Net income (loss)	—	—	—	—	—	(113)	4	(109)
Accumulated currency adjustments	—	—	—	—	42	—	—	42
Net unrealized gain on derivative instruments	—	—	—	—	4	—	—	4
Realized loss on derivative instruments	—	—	—	—	1	—	—	1
Pension settlement charge	—	—	—	—	31	—	—	31
Actuarial loss arising during the year, net of tax of $(6)	—	—	—	—	(25)	—	—	(25)
Amortization of net actuarial gain	—	—	—	—	(4)	—	—	(4)
Dividends attributable to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Issuance of common stock	—	119	—	—	—	—	—	119
Treasury stock purchases	—	—	—	(2)	—	—	—	(2)
Share-based compensation expense	—	19	—	—	—	—	—	19

Successor, December 31, 2009	$1	$1,612	$—	$(2)	$(237)	$(781)	$7	$600

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
1. Background and Basis for Presentation
Solutia Inc., together with its subsidiaries, is a global manufacturer and marketer of a variety of high-performance chemical and engineered materials that are used in a broad range of consumer and industrial applications. Solutia is a world leader in performance films for laminated safety glass and after-market applications; and specialty products such as chemicals for the rubber industry, solar energy, process manufacturing and aviation industries.
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
On December 17, 2003, we and our 14 U.S. subsidiaries filed voluntary petitions for Chapter 11 protection (the “Chapter 11 Case”) to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain postretirement benefits (the “Legacy Liabilities”) and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff. Our subsidiaries outside the United States were not included in the Chapter 11 filing. On February 28, 2008 (the “Effective Date”), we consummated our reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) and emerged from bankruptcy pursuant to our Fifth Amended Joint Plan of Reorganization, which was confirmed by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on November 29, 2007 (the “Plan”).
The consolidated financial statements for the period in which we were in bankruptcy were prepared in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 852 Reorganizations (“ASC 852”). The consolidated financial statements were also prepared on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. Upon our emergence from bankruptcy, we adopted fresh-start accounting in accordance with ASC 852. However, due to the proximity of the Effective Date to the February month end, for accounting convenience purposes, we have reported the effects of fresh-start accounting as if they occurred on February 29, 2008. This resulted in our becoming a new reporting entity on March 1, 2008, which has a new capital structure, a new basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. Accordingly, the Consolidated Financial Statements on or after March 1, 2008 are not comparable to the Consolidated Financial Statements prior to that date. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Solutia Inc. and its subsidiaries for the periods following March 1, 2008 (“Successor”), and of Solutia Inc. and its subsidiaries for the periods through February 29, 2008 (“Predecessor”).
We have evaluated subsequent events through February 17, 2010, the date which the financial statements were issued, and have concluded that no material events or transactions took place.
2. Fresh-Start Accounting
Fresh-start accounting reflects our value as determined in the Plan. Under fresh-start accounting, our asset values were re-measured using fair value and were allocated in accordance with the ASC 805 Business Combinations. The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill. In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with ASC 740 Income Taxes (“ASC 740”).
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
The adjustments set forth in the following Fresh Start Consolidated Statement of Financial Position in the columns captioned “Effect of Plan” and “Revaluation of Assets and Liabilities” reflect the effect of the consummation of the transactions contemplated by the Plan, including the settlement of various liabilities, securities issuances, incurrence of new indebtedness and cash payments, and the revaluation of our assets and liabilities to reflect their fair value under fresh-start accounting. The adjustments resulted in a pre-tax net effect of discharge of claims and liabilities of $(104) under the Plan and a gain of $1,801 resulting from the revaluation of our assets and liabilities, of which $212 was recognized in income (loss) from discontinued operations on the Consolidated Statement of Operations for the two months ended February 29, 2008.
The effects of the Plan and fresh-start accounting on our Consolidated Statement of Financial Position at February 29, 2008 are as follows:

	Predecessor					Successor
				Revaluation of
	February 29,	Effect of		Assets and		February 29,
	2008	Plan		Liabilities		2008
ASSETS
Current Assets:
Cash and cash equivalents	$180	$(97	)(a)	$—		$83
Trade receivables	317	—		—		317
Miscellaneous receivables	128	(3	) (a)	(1	)(d)	124
Inventories	302	—		98	(d)	400
Prepaid expenses and other assets	56	30	(a)(b)	(5	)(d)	81
Assets of discontinued operations	863	—		218	(d)	1,081

Total Current Assets	1,846	(70)		310		2,086
Property, Plant and Equipment	629	—		406	(d)	1,035
Goodwill	150	—		370	(e)	520
Identified Intangible Assets	56	—		825	(d)	881
Other Assets	113	112	(a)(b)	(3	)(d)	222

Total Assets	$2,794	$42		$1,908		$4,744

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$234	$—		$—		$234
Accrued liabilities	234	17	(a)	15	(d)	266
Short-term debt, including current portion of long-term debt	1,098	(1,085	)(b)	—		13
Liabilities of discontinued operations	297	87		2	(d)	386

Total Current Liabilities	1,863	(981)		17		899
Long-Term Debt	386	1,410	(b)	—		1,796
Postretirement Liabilities	86	282	(a)	—		368
Environmental Remediation Liabilities	55	207	(a)	29	(d)	291
Deferred Tax Liabilities	47	(12	) (a)	194	(d)	229
Other Liabilities	77	34	(a)	7	(d)	118

Total Liabilities not Subject to Compromise	2,514	940		247		3,701

Liabilities Subject to Compromise	1,962	(1,962	)(a)	—		—

Shareholders’ Equity (Deficit):
Successor common stock at $0.01 par value	—	1	(c)	—		1
Predecessor common stock at $0.01 par value	1	—		(1	)(c)	—
Additional contributed capital	56	1,036	(c)	(56	)(c)	1,036
Predecessor stock held in treasury, at cost	(251)	—		251	(c)	—
Predecessor net deficiency of assets at spin-off	(113)	—		113	(c)	—
Accumulated other comprehensive income (loss)	(97)	127	(a)	(30	)(c)	—
Accumulated deficit	(1,284)	(100	)(c)	1,384	(c)	—

Total Shareholders’ Equity (Deficit) attributable to Solutia Inc.	(1,688)	1,064		1,661		1,037
Equity attributable to noncontrolling interest	6	—		—		6

Total Shareholders’ Equity (Deficit)	(1,682)	1,064		1,661		1,043

Total Liabilities and Shareholders’ Equity (Deficit)	$2,794	$42		$1,908		$4,744

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
Reorganization items, net consisted of the following items:

	Predecessor
	Two Months	Twelve Months
	Ended	Ended
	February 29,	December 31,
	2008	2007

Discharge of claims and liabilities (a)	$(104)	$—
Revaluation of assets and liabilities (b)	1,589	—
Professional fees (c)	(52)	(67)
Severance and employee retention costs (d)	—	(9)
Adjustments to allowed claim amounts (e)	—	(224)
Settlements of pre-petition claims (f)	—	2

Total Reorganization Items, net	$1,433	$(298)

(a)
The discharge of claims and liabilities primarily relates to allowed general, unsecured claims in our Chapter 11 Case, such as (1) claims due to the rejection or modification of certain executory contracts, (2) claims relating to changes in postretirement healthcare benefits and the rejection of our non-qualified retirement plans, and (3) claims relating to the restructuring of financing arrangements.

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
We did not incur any reorganization items, net in the twelve months and ten months ended December 31, 2009 and 2008, respectively.
3. Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These statements pertain to Solutia and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Companies in which we have a significant interest but not a controlling interest are accounted for under the equity method of accounting and included in other assets in the Consolidated Statement of Financial Position. Our proportionate share of these companies’ net earnings or losses is reflected in equity earnings from affiliates in the Consolidated Statement of Operations.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements which affect revenues and expenses during the period reported. Estimates are adjusted when necessary to reflect actual experience. Significant estimates were used to account for restructuring reserves, environmental reserves, self-insurance reserves, valuations of goodwill and other intangible assets, employee benefit plans, income tax liabilities and assets and related valuation allowances, inventory obsolescence, asset impairments, value of share-based compensation, litigation and other contingencies and the allocation of corporate costs to segments. Significant estimates and assumptions are also used to establish the useful lives of depreciable tangible and finite-lived intangible assets.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.
Trade Receivables
The provision for losses on uncollectible trade receivables is determined on the basis of past collection experience, current economic and market conditions and a review of the current status of each customer’s trade receivable.
Inventory Valuation
Inventories are stated at cost or market, whichever is less, with cost being determined using standards, which approximate actual cost. Variances, exclusive of unusual volume and operating performance, are capitalized into inventory when material. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity.
The cost of all inventories in the United States, excluding supplies, is determined by the LIFO method (approximately 30 percent and 40 percent of all inventories as of December 31, 2009 and 2008, respectively). The cost of inventories outside the United States, as well as supplies inventories in the United States, is determined by the FIFO method.
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
Goodwill and Intangible Assets
Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, net of liabilities resulting from our adoption of fresh-start accounting. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment as of November 30th of each year or more frequently when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.
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
Impairment of Long-Lived Assets
Impairment tests of long-lived assets are performed when conditions indicate the carrying amount may not be recoverable. Impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset value is written down to its fair value based upon market prices or, if not available, upon discounted cash value, at an appropriate discount rate.
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
Litigation and Other Contingencies
We are a party to legal proceedings involving intellectual property, tort, contract, antitrust, employee benefit, environmental, government investigations and other litigation, claims and legal proceedings. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with U.S. GAAP, accruals for such contingencies are recorded to the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the low end of the range. In addition, we accrue for legal costs expected to be incurred with a loss contingency.
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
Interest rate caps and swaps are used to manage interest rate exposures on variable rate debt instruments. To the extent interest rate caps and swaps qualify for hedge accounting, we designate them as cash flow hedges and the mark-to-market gain or loss on qualifying hedges is included in accumulated other comprehensive loss in the Consolidated Statement of Financial Position to the extent effective, and reclassified into interest expense in the Consolidated Statement of Operations in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on ineffective hedges or ineffective portions of hedges are recognized in interest expense immediately.
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
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities at enacted rates. We determine the appropriateness of valuation allowances in accordance with the “more likely than not” recognition criteria.

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
Share-Based Compensation
We measure compensation cost for all share-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
Recently Issued and Adopted Accounting Standards
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements which are effective for fiscal years beginning after December 15, 2010. The adoption of the additional requirements of ASU 2010-06 is not expected to have any financial impact on our consolidated financial statements.
In September 2009, the FASB issued ASU 2009-12 Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (“ASU 2009-12”), which amends ASC 820 to provide clarification on the measurement and disclosure of investments in certain entities that calculate net asset value per share (“NAV”). The measurement and disclosure requirements of ASU 2009-12 are effective for the first reporting period ending after December 15, 2009. Accordingly, we adopted the requirements of this guidance effective October 1, 2009. The adoption of the guidance did not have any financial impact on our consolidated financial statements and the additional disclosure requirements can be found at Note 13 — Pension Plans and Other Postretirement Benefits.
In June 2009, the FASB issued the ASC to serve as the sole source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the Securities and Exchange Commission (“SEC”) and its staff. The ASC changes the referencing of financial standards but is not intended to change U.S. GAAP. This standard is effective for interim or annual financial periods ending after September 15, 2009. Since the ASC did not alter existing U.S. GAAP, it did not have any impact on our consolidated financial statements.
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
In April 2009, the FASB issued guidance, referenced in ASC 825 Financial Instruments (“ASC 825”), which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements. The additional requirements of ASC 825 also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Previously, these disclosures were required only in annual financial statements. The additional requirements of ASC 825 are effective for interim reporting periods ending after June 15, 2009. The adoption of the additional requirements of ASC 825 did not have any financial impact on our consolidated financial statements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
In March 2008, the FASB issued guidance, referenced in ASC 815 Derivatives and Hedging (“ASC 815”), which requires enhanced disclosures about a company’s derivative instruments and hedging activities and was effective for fiscal years beginning after November 15, 2008. The adoption of ASC 815 on January 1, 2009 did not have any financial impact on our consolidated financial statements and the additional disclosures can be found at Note 11 — Derivatives and Risk Management.
In February 2008, the FASB issued guidance, referenced in ASC 820, which delayed the effective date of accounting for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Accordingly, on January 1, 2009, we adopted the additional requirements of ASC 820 which can be found at Note 4 — Acquisitions and Divestitures.
In December 2008, the FASB issued guidance, referenced in ASC 715 Compensation — Retirement Benefits (“ASC 715”), which enhances disclosures required for pension and retirement plan assets. The guidance includes providing a description of the investment strategies and policies and providing information to allow the readers an understanding of the risk management practices. ASC 715 also requires the disclosure of the fair value of the major asset categories for the plan assets and the valuation techniques used to determine the fair values. Disclosures as a result of the new guidance are required for fiscal years ending after December 15, 2009. Accordingly, we have adopted the additional requirements of ASC 715 which can be found at Note 13 — Pension Plans and Other Postretirement Benefits.
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
4. Acquisitions and Divestitures
Acquisitions
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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Divestitures
On November 24, 2009, we announced the sale of our customer list and technology to Taminco NV (“Taminco”) related to select products in our PERKACIT® ultra accelerators product line (“Thiurams Sale”) for $4, which resulted in a gain of $4 recorded in research, development and other operating expenses, net during 2009 in the Technical Specialties reportable segment. As part of the Thiurams Sale, we entered into an agreement with Taminco to produce the select products through March 31, 2010 (“Tolling Agreement”) for $4, of which $2 will be paid at the end of the Tolling Agreement in addition to reimbursement of certain costs. At the end of the Tolling Agreement, we will exit the Akzo Nobel facility in Cologne, Germany (“Cologne Facility”) where we currently operate as a guest. As a result of our exit from the Cologne Facility in 2010, certain restructuring charges will be incurred, which are discussed in further detail in Note 5 — Impairment of Long-Lived Assets and Restructuring Reserves.
On August 28, 2009, we entered into an agreement to sell the North America portion of our plastic products business to Orion Investment Group for $2 (“Plastic Products Sale”) effective August 1, 2009. Therefore, operating results and cash flows related to the North America plastic products business are not included in our Consolidated Statement of Operations or Consolidated Statement of Cash Flows after July 31, 2009. We recognized a loss of $5 in research, development and other operating expenses, net related to the Plastic Products Sale during 2009 in Unallocated and Other.
We have classified the following completed transactions as discontinued operations in the consolidated financial statements for all periods presented in accordance with U.S. GAAP. A summary of the net sales and income (loss) from discontinued operations follows:

	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
	2009	2008	2008	2007
Integrated Nylon:
Net sales	$370	$1,462	$318	$1,892

Income (Loss) before income taxes	$(187)	$(648)	$204	$52
Income tax expense (benefit)	(17)	1	—	2

Income (Loss) from discontinued operations	$(170)	$(649)	$204	$50

Water Treatment Phosphonates Business:
Net sales	$—	$—	$—	$43

Income before income taxes	$—	$—	$—	$34
Income tax expense	—	—	—	15

Income from discontinued operations	$—	$—	$—	$19

Resins, Additives, and Adhesives Business:
Income tax expense (benefit)	$(1)	$(1)	$—	$5

Income (Loss) from discontinued operations	$1	$1	$—	$(5)

On June 1, 2009, we sold substantially all the assets and certain liabilities, including environmental remediation and pension liabilities of active employees, of our Integrated Nylon business to S.K. Capital Partners II, L.P. (“Buyer”), a New York-based private equity firm. We realized a loss of $76 on this transaction in 2009, which was recorded in income (loss) from discontinued operations. In 2009, we wrote the carrying value of our fixed assets down from $48 to their fair value of zero, resulting in a $31 loss, net of tax, which was also recorded in income (loss) from discontinued operations. The fair value of these long-lived assets was developed using the sales agreement, which is a Level 2 fair value measurement under the fair value hierarchy.
In 2008, we performed an impairment test by estimating the fair value of the Integrated Nylon asset group by weighting estimated sales proceeds and discounted cash flows that the asset group could be expected to generate through the time of an assumed sale. This test resulted in an impairment charge of $461, which was recorded in income (loss) from discontinued operations in the Consolidated Statement of Operations for the ten months ended December 31, 2008.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The carrying amounts of assets and liabilities for Integrated Nylon, which have been classified as current in the Consolidated Statement of Financial Position consisted of the following:

	Successor
	December 31,	December 31,
	2009	2008

Assets:
Trade receivables, net	$—	$75
Miscellaneous receivables	10	15
Inventories	—	336
Prepaid expenses and other assets	—	15
Property, plant and equipment, net	—	41
Other assets	—	8

Assets of discontinued operations	$10	$490

Liabilities:
Accounts payable	$29	$101
Accrued liabilities	21	54
Environmental remediation liabilities	—	9
Other liabilities	—	57
Postretirement liabilities	—	81

Liabilities of discontinued operations	$50	$302

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
On May 31, 2007, we sold the assets and transferred certain liabilities of DEQUEST®, our water treatment phosphonates business (“Dequest”) to Thermphos Trading GmbH (“Thermphos”). Under the terms of the agreement, Thermphos purchased the assets and assumed certain of the liabilities of Dequest, resulting in a gain of $34 recorded in income (loss) from discontinued operations in the Consolidated Statement of Operations. The gain on sale of Dequest is subject to income tax in multiple jurisdictions, the allocation of which may be challenged by local authorities. We have provided taxes in excess of the U.S. Federal income rate to reflect this uncertainty. Dequest was a component of the former Performance Products segment prior to the classification as discontinued operations.
On January 31, 2003, we sold the resins, additives and adhesives businesses to UCB S.A. In 2007, a reserve of $5 was established in income (loss) from discontinued operations in the Consolidated Statement of Operations to provide for a potential liability for on-going tax audits of these businesses for the years 2000 through 2004. During 2009 and 2008, changes related to the tax audits for our 100% owned subsidiary, Solutia Deutschland GmbH, resulted in a $1 gain for both the twelve months and ten months ended December 31, 2009 and 2008, respectively, in income (loss) from discontinued operations in the Consolidated Statement of Operations.
5. Impairment of Long-Lived Assets and Restructuring Reserves
In an effort to maintain competitiveness across our businesses and the geographic areas in which we operate and to enhance the efficiency and cost effectiveness of our support operations, we periodically initiate certain restructuring activities which result in charges for costs associated with exit or disposal activities, severance and/or impairment of long-lived assets. A summary of these activities for 2009, 2008 and 2007 is as follows:
Cologne Facility Closure
As a result of the Thiurams Sale (see Note 4 — Acquisitions and Divestitures), we will cease manufacturing at the Cologne Facility at the end of the first quarter of 2010 with complete exit by the third quarter of 2010. As a result, based on current information, we expect to incur charges of approximately $10 throughout the closure process as an increase to cost of goods sold within our Technical Specialties reportable segment, categorized as follows: (i) $4 for employment reductions, (ii) $2 for future contractual payments related to indirect residual costs through November 2012 in accordance with the operating agreement and (iii) $4 for other costs including demolition. There can be no assurance as to what the ultimate charges will be. During the year ended December 31, 2009, less than $1 of restructuring costs were charged to cost of goods sold related to employment reductions.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
General Corporate
In the fourth quarter of 2008, we initiated a general corporate restructuring targeted to increase the efficiency and cost effectiveness of our support operations. Throughout 2009, this project has expanded in scope to include a reduction in operational personnel in order to more appropriately match our organization with current production levels. A summary of the employee reduction charges associated with this project during the year ended December 31, 2009 and cumulative charges through December 31, 2009 are as follows:

			Technical	Unallocated
	Saflex	CPFilms	Specialties	and Other	Total
Year Ended December 31, 2009:
Cost of goods sold	$3	$1	$1	$1	$6
Selling, general and administrative expenses	12	3	2	10	27
Research, development and other operating expenses, net	1	—	—	—	1

Total	$16	$4	$3	$11	$34

Cumulative through December 31, 2009:
Cost of goods sold	$3	$1	$1	$1	$6
Selling, general and administrative expenses	12	3	2	13	30
Research, development and other operating expenses, net	1	—	—	—	1

Total	$16	$4	$3	$14	$37

In addition to the employee reduction charges recorded in selling, general and administrative expenses, we incurred $1 of charges in Unallocated and Other for future contractual payments related to the relocation of certain regional support operations from Singapore to Shanghai, China. We expect to incur an additional $2 in charges to be shared by all our segments to cover the cost of impacted headcount reductions.
Trenton Sheet Facility Closure
In an effort to balance our North America production with customer demand, in the fourth quarter of 2008, we announced the closure of our SAFLEX® plastic interlayer manufacturing line at our facility in Trenton, Michigan (“Trenton Facility”) in 2009. A summary of the charges associated with this project during the year ended December 31, 2009 and cumulative charges through December 31, 2009 as recorded in cost of goods sold are as follows:

	Impairment		Other
	of Long-Lived	Employment	Restructuring
	Assets	Reductions	Costs	Total
Year Ended December 31, 2009:
Charges taken	$—	$4	$1	$5

Cumulative through December 31, 2009:
Charges taken	$8	$6	$1	$15
We do not expect to incur any additional restructuring charges for this project.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Ruabon Facility Closure
Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we ceased the manufacturing of certain rubber chemicals at our facility in Ruabon, Wales, United Kingdom (“Ruabon Facility”) in the third and fourth quarters of 2008 with a current expected final closure of the plant in 2014. A summary of the charges and changes in estimates associated with this project during the year ended December 31, 2009 and cumulative charges through December 31, 2009 as recorded in cost of goods sold are as follows:

	Future		Other
	Contractual	Employment	Restructuring
	Payments	Reductions	Costs	Total
Year Ended December 31, 2009:
Charges taken	$—	$2	$1	$3
Changes in estimates (a)	(5)	—	—	(5)

Total	$(5)	$2	$1	$(2)

Cumulative through December 31, 2009:
Charges taken	$10	$9	$4	$23
Changes in estimates (a)	(5)	—	—	(5)

Total	$5	$9	$4	$18

(a)
We reduced the future contractual payment reserve by $5 due to a renegotiation of the lease and operating agreement with our third party operator. The new lease and operating agreement, which is effective from September 1, 2009 through December 31, 2013, reduced the services to be provided and increased certain fees allowing the contract to provide an economic benefit.

To complete the closure process, based on current information, we expect to incur an additional $5 in charges as an increase to cost of goods sold within our Technical Specialties reportable segment for other restructuring costs including demolition.
Plastic Products Manufacturing Relocation
To improve our cost position, we relocated the manufacturing operations of our plastic products business in 2008 from Ghent, Belgium to Oradea, Romania. During the ten months ended December 31, 2008, $2 of costs, categorized as other restructuring costs within Unallocated and Other, was charged to cost of goods sold for this restructuring event.
Flexsys Integration
In conjunction with the Flexsys Acquisition (see Note 4 — Acquisitions and Divestitures), we increased our restructuring reserve $10 as an adjustment to the purchase price allocation and assumed an additional $2 of existing restructuring reserves. The combined restructuring reserve is expected to cover (i) $10 for employment reductions and (ii) $2 for future contractual payments for administrative offices to be closed.
Other Rubber Chemical Impairment
Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, the long-term profitability outlook of certain rubber chemicals product lines at our Ruabon Facility and our facility in Antwerp, Belgium (“Antwerp Facility”) declined significantly. As a result, in the fourth quarter of 2007 we recorded $25 as an increase to cost of goods sold within our Technical Specialties reportable segment for impairment of certain long-lived assets.
In 2008, we recorded maintenance capital expenditures on certain product lines that manufacture rubber chemicals at our Antwerp Facility. Because the carrying values of the related asset groups were fully impaired in 2007, we reviewed the expected future cash flows attributable to these product lines to ensure the 2008 capital expenditures were recoverable and concluded the carrying value of these capital additions should be reduced. As a result, during the ten months ended December 31, 2008, $3 of restructuring costs, categorized as impairment of fixed assets, was charged to cost of goods sold within our Technical Specialties reportable segment.
Chapter 11 Reorganization
To continue to improve efficiency as well as our cost position during our Chapter 11 Case, we enacted certain headcount reductions within our Saflex and Technical Specialties segments in 2007. As a result, $2 for employment reductions was charged to costs of goods sold during the twelve months ended December 31, 2007.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Restructuring Summary
The following table summarizes the above noted restructuring charges, amounts utilized to carry out those plans and amounts remaining at December 31, 2009:

	Future		Impairment of	Other
	Contractual	Employment	Long-Lived	Restructuring
	Payments	Reductions	Assets	Costs	Total
Predecessor
Balance at January 1, 2008	$3	$5	$—	$—	$8
Amounts utilized	—	(1)	—	—	(1)
Currency fluctuations	—	1	—	—	1

Balance at February 29, 2008	3	5	—	—	8
Successor
Charges taken	9	12	11	5	37
Amounts utilized	(2)	(4)	—	(4)	(10)
Non-cash reductions	—	—	(11)	(1)	(12)
Change in estimates	2	(2)	—	—	—
Currency fluctuations	(2)	(1)	—	—	(3)

Balance at December 31, 2008	10	10	—	—	20
Charges taken	1	40	—	2	43
Amounts utilized	(4)	(37)	—	(2)	(43)
Changes in estimates	(5)	—	—	—	(5)
Currency fluctuations	—	2	—	—	2

Balance at December 31, 2009	$2	$15	$—	$—	$17

We expect $13 of restructuring liabilities as of December 31, 2009 to be utilized within the next twelve months.
6. Goodwill and Other Intangible Assets
Goodwill
As a result of applying fresh-start accounting, the Successor recorded goodwill of $520 as of February 29, 2008. We do not have any goodwill that is deductible for tax purposes. During the ten months ended December 31, 2008, goodwill was reduced by $9 in accordance with ASC 852 to reflect our expectation that certain tax benefits, previously fully reserved, would be realized. Goodwill by reportable segment is as follows:

			Technical
	Saflex	CPFilms	Specialties	Total
Predecessor
Balance at December 31, 2007	$55	$13	$81	$149
Currency adjustment	—	—	1	1
Fresh-start eliminations	(55)	(13)	(82)	(150)
Fresh-start additions	205	159	156	520

Balance at February 29, 2008	205	159	156	520
Successor
Tax Adjustment	—	—	(9)	(9)

Balance at December 31, 2008	$205	$159	$147	$511

Balance at December 31, 2009	$205	$159	$147	$511

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

	Successor
	December 31, 2009				December 31, 2008
	Estimated				Estimated
	Useful	Gross		Net	Useful	Gross		Net
	Life in	Carrying	Accumulated	Carrying	Life in	Carrying	Accumulated	Carrying
	Years	Value	Amortization	Value	Years	Value	Amortization	Value

Amortizable intangible assets:
Customer relationships	23 to 27	$491	$(34)	$457	23 to 27	$486	$(15)	$471
Technology	5 to 26	202	(19)	183	5 to 26	199	(9)	190
Trade names	25	13	(1)	12	25	13	(--)	13
Patents	13	5	(1)	4	13	4	(--)	4
Indefinite-lived intangible assets:
Trademarks		147	—	147		145	—	145

Total Identified Intangible Assets		$858	$(55)	$803		$847	$(24)	$823

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
During the twelve months and ten months ended December 31, 2009 and 2008, we recognized $30 and $25 of amortization expense, respectively. Amortization expense is allocated to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations as follows:

	Successor
	Twelve Months	Ten Months
	Ended	Ended
	December 31,	December 31,
	2009	2008

Cost of goods sold	$10	$9
Selling, general and administrative expenses	$20	$16
Based on current information, we expect amortization expense for intangible assets to be approximately $30 annually from 2010 through 2014.
In the fourth quarter of each year we test for impairment the carrying value of goodwill and indefinite-lived intangible assets. There were no impairments to the carrying amount of goodwill or trademarks during 2009. As a result of this test during the ten months ended December 31, 2008, we recorded an impairment charge of $3 within our CPFilms reportable segment to reflect a write down of trademarks. The charge was recorded in selling, general, and administrative expenses in the Consolidated Statement of Operations and was determined after comparing the fair value, estimated by discounting future cash flows attributable to this asset, to its carrying value. The impairment charge was precipitated by an expectation of a lower percentage of projected cash flows attributable to trademark branded window film products, which became apparent during the fourth quarter of 2008 in conjunction with the completion of our annual budget and long range plan process.
7. Investments in Affiliates
On May 1, 2007 as further described in Note 4 — Acquisitions and Divestitures, we acquired Akzo Nobel’s interest in Flexsys resulting in us consolidating Flexsys as a 100% owned subsidiary. We applied the equity method of accounting for Flexsys prior to May 1, 2007. Summarized combined financial information for 100 percent of the Flexsys joint venture prior to May 1, 2007 is as follows:

Predecessor
Twelve Months
Ended
December 31,
2007
Results of Operations:
Net Sales	$207
Gross Profit	$50
Operating income	$34
Net income	$25
8. Detail of Certain Balance Sheet Accounts
Components of inventories were as follows:

	Successor
	December 31,	December 31,
Inventories	2009	2008

Finished goods	$138	$195
Goods in process	47	59
Raw materials and supplies	71	87

Inventories, at FIFO cost	256	341
Excess of LIFO over FIFO cost	1	—

Total Inventories	$257	$341

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
Components of property, plant and equipment were as follows:

	Successor
	December 31,	December 31,
Property, Plant and Equipment	2009	2008

Land	$33	$34
Leasehold improvements	10	9
Buildings	211	203
Machinery and equipment	758	727
Construction in progress	35	35

Total property, plant and equipment	1,047	1,008
Less accumulated depreciation	(128)	(56)

Total	$919	$952

Components of accrued liabilities were as follows:

	Successor
	December 31,	December 31,
Accrued Liabilities	2009	2008

Wages and benefits	$24	$57
Foreign currency and interest rate hedge agreements	7	36
Restructuring reserves	13	19
Environmental remediation liabilities	31	30
Accrued income taxes payable	19	15
Accrued selling expenses	20	16
Other	92	86

Total Accrued Liabilities	$206	$259

9. Income Taxes
The components of income (loss) from continuing operations before income taxes were as follows:

	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
	2009	2008	2008	2007
United States	$(53)	$(40)	$1,094	$(307)
Outside United States	127	38	370	55

Total	$74	$(2)	$1,464	$(252)

The components of income tax expense recorded in continuing operations were as follows:

	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
	2009	2008	2008	2007
Current:
U.S. federal	$—	$—	$—	$—
U.S. state	—	—	—	—
Outside United States	26	21	15	32

	26	21	15	32
Deferred:
U.S. federal	—	(1)	—	(10)
U.S. state	—	—	—	—
Outside United States	(12)	(7)	199	(5)

	(12)	(8)	199	(15)

Total	$14	$13	$214	$17

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
Dollars in millions	2009	2008	2008	2007
Income Tax at federal statutory rate	$26	$(1)	$513	$(88)
Increase (reduction) in income taxes due to:
U.S. state income taxes	(3)	(6)	7	(9)
Taxes related to foreign earnings	(23)	14	51	8
Valuation allowances	23	8	(259)	82
Income from equity affiliates	—	—	—	(3)
Surrendered losses from equity affiliate (a)	—	—	(4)	(4)
Reorganization items	—	—	(107)	17
Tax contingency adjustment	(8)	1	10	10
Other	(1)	(3)	3	4

Income tax expense	$14	$13	$214	$17

(a)
During the Predecessor periods ended February 29, 2008 and December 31, 2007, a non-consolidated equity affiliate surrendered a prior year loss that was used to offset a foreign subsidiary’s taxable income in the United Kingdom.

We have been granted tax holidays in Malaysia and China which first benefited the year ended December 31, 2006. The Malaysia holidays expire in 2012 and 2013, and the China holidays phase out between 2009 and 2012. The aggregate benefits on income tax expense were $11 in the twelve months ended December 31, 2009, $6 in the ten months ended December 31, 2008, $1 in the two months ended February 29, 2008, and $5 in the twelve months ended December 31, 2007.
Deferred income tax balances were related to:

	Successor
	December 31,	December 31,
	2009	2008

Postretirement benefits	$138	$163
Environmental liabilities	111	115
Inventory	—	5
Insurance reserves	14	16
Miscellaneous accruals	13	16
Equity affiliates	24	4
Net operating losses	559	488
Tax credit carryforward	131	55
Accrued allowed claims	—	14
Other	23	60

Total Deferred Tax Assets	1,013	936
Less: Valuation allowances	(753)	(572)

Deferred Tax Assets Less Valuation Allowances	260	364

Intangible Assets	(284)	(287)
Property	(68)	(149)
Undistributed earnings	(46)	(90)
Inventory	(3)	—
Other	(9)	(9)

Total Deferred Tax Liabilities	(410)	(535)

Net Deferred Tax Liabilities	$(150)	$(171)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Deferred tax assets are reduced by valuation allowances resulting in our best estimate of the amount of deferred tax assets that are more likely than not to be realized. The valuation allowances are affected by items not included in our components of income tax expense from continuing operations, including certain changes in estimated foreign tax credit carryforwards available and in unrecognized tax benefits, the tax effects of undistributed earnings of foreign subsidiaries not indefinitely reinvested, deferred tax items recorded to accumulated other comprehensive loss and the completion of income tax returns.
For each tax-paying component and within a particular tax jurisdiction, (i) all current deferred tax liabilities and assets are offset and presented as a single amount and (ii) all noncurrent deferred tax liabilities and assets are offset and presented as a single amount. This approach results in the following classification on the Consolidated Statement of Financial Position as of December 31, 2009 and 2008:

	Successor
	December 31,	December 31,
	2009	2008
Deferred Tax Assets:
Prepaid expenses and other assets	$8	$21
Other assets	21	11

Total	$29	$32

Deferred Tax Liabilities:
Accrued liabilities	$—	$1
Deferred tax liabilities	179	202

Total	$179	$203

At December 31, 2009, research and development tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $5, all of which will expire in 2019 through 2022. At December 31, 2009, foreign tax credit carryforwards available upon election to reduce possible future U.S. income taxes were estimated to be approximately $125, which will expire in 2018 and 2019. Income taxes and remittance taxes have not been recorded on $96 of undistributed earnings of subsidiaries because we intend to reinvest those earnings indefinitely. It is not practicable to estimate the tax effect of remitting these earnings to the U.S.
Net Operating Loss and Valuation Allowance
At December 31, 2009, various federal, state and foreign net operating loss carryforwards were available to offset future taxable income. These net operating losses expire from 2010 through 2027 or have an indefinite carryforward period. A full valuation allowance has been provided against the U.S. deferred tax assets. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized.
As a result of the issuance of our common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code. We do not currently expect this change to significantly limit our ability to utilize our U.S. net operating loss carryforward, which we estimated to be approximately $1,600 at December 31, 2009, of which approximately $600 was available without limitation. As discussed in Note 16 — Capital Stock, during the third quarter of 2009, our Board of Directors approved a net operating loss shareholder rights plan (“Rights Plan”) which is intended to reduce the likelihood of an additional ownership change within the meaning of Section 382 of the Internal Revenue Code and thereby preserve our ability to utilize our U.S. net operating loss carryforward.
Unrecognized Tax Benefits
In July 2006, the FASB issued guidance, now referenced as ASC 740, which creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of the adoption of this guidance on January 1, 2007, we increased our accumulated deficit by $3 as a cumulative effect adjustment in the Consolidated Statement of Shareholders’ Equity (Deficit).
The total amount of unrecognized tax benefits, inclusive of interest and penalties, at December 31, 2009 and 2008 was $155 and $157, respectively. The decrease in this amount is mainly the result of the closure of tax audits and statute of limitation expirations offset by tax positions with respect to events in the current year and currency exchange fluctuations. Included in the balance at December 31, 2009 and 2008 were $54 and $63, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, we accrued $5 for interest and $6 for penalties. As of December 31, 2008 the amount accrued was $3 for interest and $6 for penalties.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
A reconciliation of the beginning and ending amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

Total
Predecessor
Balance at January 1, 2007	$101
Gross increases — tax positions in prior periods	16
Gross increases — current period tax positions	24
Settlements	(1)
Lapse of statute of limitations	(4)

Balance at December 31, 2007	136
Gross increases — tax positions in prior periods	3
Gross increases — current period tax positions	11

Balance at February 29, 2008	150
Successor
Gross increases — tax positions in prior periods	2
Gross decreases — tax positions in prior periods	(11)
Gross increases — current period tax positions	9
Settlements	(1)
Lapse of statute of limitations	(1)

Balance at December 31, 2008	148
Gross increases — tax positions in prior periods	5
Gross decreases — tax positions in prior periods	(12)
Gross increases — current period tax positions	12
Lapse of statute of limitations	(9)

Balance at December 31, 2009	$144

We file income tax returns in the United States and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. It is reasonably possible that within the next twelve months as a result of the resolution of Federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $2 to $16 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of $0 to $7.
10. Debt Obligations
On the Effective Date, we recapitalized our debt concurrent with our emergence from bankruptcy by entering into certain financing agreements to borrow up to $2.05 billion from a syndicate of lenders (the “Financing Agreements”). The Financing Agreements consisted of (i) a $450 senior secured asset-based revolving credit facility (“Revolver”), which we voluntarily reduced to $350 in 2009, (ii) a $1.2 billion senior secured term loan facility (“Term Loan”) and (iii) a $400 senior unsecured bridge facility (“Bridge”), which was repaid in August 2008 with proceeds from the stock offerings discussed in Note 16 — Capital Stock. Proceeds from the Financing Agreements and existing cash were used to (i) repay the debtor-in-possession (“DIP”) credit facility, (ii) retire Solutia Services International S.C.A./Comm. V.A.’s (“SSI”) Facility Agreement due 2011, (iii) retire the Flexsys term loan and revolving credit facility due 2012, (iv) pay certain secured and administrative claims, and (v) provide additional liquidity for operations.
During the second quarter of 2009, $74 of senior unsecured term debt, due 2011, at a price of 95 percent of its original principal amount was issued by our 100% owned German subsidiary, Flexsys Verkauf GmbH (the “Senior Term Loan”). Net proceeds, after incorporating the original issue discount and debt issuance fees, of $66, were used to pay down our Revolver. On June 25, 2009, we repaid the Senior Term Loan utilizing a portion of the $119 of proceeds from our 2009 stock offering discussed in Note 16 — Capital Stock.
In the fourth quarter of 2009, we issued $400 of senior unsecured notes, due 2017 (“2017 Notes”). A portion of the $391 net proceeds received from the 2017 Notes were used to pay down $300 of principal on the Term Loan. As a result of the early payment, we incurred a $30 charge to interest expense to write-off deferred financing fees related to the Term Loan. In conjunction with the issuance of the 2017 Notes, we amended our Revolver and Term Loan to provide greater operational and strategic flexibility in addition to increasing our liquidity and leverage covenant cushion.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
We had short-term borrowings of $16 and $25 at December 31, 2009 and 2008, respectively, comprised of other lines of credit.
Our long-term debt consisted of the following as of December 31, 2009 and 2008:

	Successor
	December 31,	December 31,
	2009	2008

Term Loan, due 2014	$876	$1,188
Revolver, due 2013	—	183
2017 Notes	400	—

Total principal amount	1,276	1,371
Less current portion of long-term debt	(12)	(12)

Total	$1,264	$1,359

Maximum availability under the Revolver is limited to the lesser of $350 or the amount of our borrowing base, as defined, but generally calculated as a percentage of allowable inventory and trade receivables. In addition to outstanding borrowings, availability is further reduced by outstanding letters of credit. As of December 31, 2009, availability under the Revolver was $120. The weighted average interest rate on our total debt outstanding at both December 31, 2009 and 2008 was 7.7 percent. Our weighted average interest rate on short-term debt outstanding at December 31, 2009, was 2.1 percent as compared to 4.2 percent at December 31, 2008.
The Revolver bears interest, at our option, at LIBOR or the prime rate plus an applicable margin. As of December 31, 2009, the applicable margin for the LIBOR and prime rate loans in the Revolver are 1.75 percent and 0.75 percent, respectively. The Term Loan bears interest at our option, at LIBOR with a floor of 3.50 percent through the fourth anniversary of the Effective Date plus 5.00 percent, or at the prime rate plus 4.00 percent. Interest for the Revolver and Term Loan is payable (i) with respect to LIBOR loans, on the last day of each relevant interest period (defined as one, two, three or six months or any longer period available to all lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period, and (ii) with respect to prime rate loans, quarterly in arrears.
The 2017 Notes were issued at par bearing interest at 8.75 percent and require semi-annual interest payments. Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc. and future subsidiaries as defined by the Financing Agreements and 2017 Notes, subject to certain exceptions (“Guarantors”) are guarantors of the Term Loan and 2017 Notes as of December 31, 2009. The Financing Agreements and the related guarantees are secured by liens on substantially all of our and the Guarantors’ present and future assets.
We are required to make mandatory repayments of the Financing Agreements in connection with asset sales and certain other events subject to certain exceptions. We are required to pay 1 percent of the principal of the Term Loan annually via quarterly payments. In addition, on an annual basis and subject to our leverage position at December 31st of each year, we are required to repay the Term Loan with a portion of excess cash flow generated during the year, as defined in the Financing Agreements. If net leverage is less than 3.0x or greater than or equal to 3.0x, then we are required to repay 25 percent or 50 percent, respectively, of excess cash flow generated during the year. Excess cash flow is generally defined as EBITDA less interest, capital expenditures, taxes, and amortization of debt, plus or minus working capital changes and other adjustments. Any portion of the Term Loan that is repaid through mandatory prepayments or voluntarily prepaid may not be reborrowed. We were not required to make a mandatory repayment in connection with our financial results for the periods ended December 31, 2009 or 2008.
Voluntary prepayments or amendments to the Term Loan are subject to a prepayment premium or fee of 3 percent of the principal amount prepaid or principal amount outstanding, respectively, prior to the first anniversary of the Effective Date, 2 percent after the first anniversary and prior to the second anniversary of the Effective Date and 1 percent after the second anniversary and prior to the third anniversary of the Effective Date. We are not subject to any prepayment premiums after the third anniversary of the Effective Date.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The Financing Agreements include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; make capital expenditures; and prepay, redeem or exchange our debt. The financial covenants are (i) total leverage ratio, (ii) fixed charge coverage ratio and (iii) a capital expenditure cap as defined by the Financing Agreements. We were in compliance with all applicable covenants as of December 31, 2009.
Maryville Notes
In the second quarter of 2008, we completed the sale and leaseback of our corporate headquarters for $43 and repaid the balance outstanding on the promissory notes on our corporate headquarters with the sale proceeds.
11. Derivatives and Risk Management
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
We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the re-measurement of the underlying assets and liabilities in the Consolidated Statement of Operations. We had currency forward and option contracts to purchase and sell $167 and $642 of currencies as of December 31, 2009 and 2008, respectively, comprised principally of the Euro, Swiss Franc, British Pound-Sterling, U.S. Dollar, Japanese Yen and Malaysian Ringgit. Included in the currency forward contracts at December 31, 2009 and 2008 are contracts to purchase and sell $28 and $341 of currencies which were executed to in-substance defease contracts with the same financial institution.
Interest Rate Risk
Interest rate risk is primarily related to changes in interest expense from floating rate debt. To limit our exposure to this risk, in 2008 we entered into interest rate swap agreements related to our Term Loan. The interest rate swap agreements have declining total notional amounts of $800 to $150 which are effective from April 2010 through February 2014. The terms of the interest rate swap agreements require us to pay interest utilizing fixed interest rates ranging from 4.65 percent to 4.85 percent and receive interest utilizing 1-Month LIBOR, with a floor of 3.50 percent. Through February 2009, we designated the interest rate swap agreements as cash flow hedges. Because of significant declines in interest rates and the significant difference between the prime and LIBOR rates, we could no longer assert that we would always choose the 1-Month LIBOR on our Term Loan. Subsequent effectiveness testing on a historical and prospective basis comparing our interest rate swap agreements to the available interest rate options on our Term Loan concluded the relationships were not highly effective. Therefore, we discontinued hedge accounting in February 2009 and all prospective mark-to-market gains or losses are recognized in interest expense on the Consolidated Statement of Operations.
Commodity Price Risk
Certain raw materials and energy resources we use are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors. Our natural gas usage was significantly reduced upon the divestiture of our Integrated Nylon business in the second quarter 2009. Therefore, although from time to time we may use forward and option contracts to manage a portion of the volatility related to expected energy purchases with maturities of up to 12 months, we settled all outstanding contracts to purchase natural gas in the second quarter 2009.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
At December 31, 2009, we did not have any derivatives designated as hedging instruments. Our derivatives not designated as hedging instruments, recorded at their respective fair values at December 31, 2009, are summarized as follows:

	Asset Derivatives		Liability Derivatives
	Consolidated Statement		Consolidated Statement
	of Financial Position		of Financial Position
	Presentation	Fair Value	Presentation	Fair Value
Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$—	Accrued Liabilities	$6
	Other Assets	—	Other Liabilities	14

Total interest rate contracts		—		20
Foreign exchange contracts	Miscellaneous Receivables	2	Accrued Liabilities	1

Total		$2		$21

For the year ended December 31, 2009, we recognized a gain of $4 in other comprehensive income (loss) for the period in which our interest rate contracts were designated as cash flow hedging instruments. During the twelve months following December 31, 2009, we expect a reclassification of $6 into earnings of the $21 accumulated losses on our interest rate contracts as of December 31, 2009.
A summary of the effect of our derivatives not designated as hedging instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2009 is as follows:

		Amount of Gain Recognized in
		Consolidated Statement of Operations
		Successor
	Presentation of Gain Recognized in	Twelve Months Ended
	Consolidated Statement of Operations	December 31, 2009
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest expense	$—
Foreign exchange contracts	Other income, net	18
Commodity contracts	Income (Loss) from Discontinued Operations, net of tax	1

Total		$19

12. Financial Instruments and Risk Management
The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements at December 31, 2009
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives — Foreign Exchange (a)	$2	$—	$2	$—

Total	$2	$—	$2	$—

Liabilities:
Derivatives — Foreign Exchange (a)	$1	$—	$1	$—
Derivatives — Interest Rates (b)	20	—	20	—

Total	$21	$—	$21	$—

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
The recorded amounts of cash, trade receivables, accounts payable and short-term debt approximate their fair values at both December 31, 2009 and 2008, due to the short maturity of these instruments.
The estimated fair value of our long-term debt at December 31, 2009 is $1,309 compared to the recorded amount of $1,276 (including current portion of long-term debt). The estimated fair value of our long-term debt at December 31, 2008 was $979 compared to the recorded amount of $1,371 (including current portion of long-term debt). The fair values are estimated by various banks based upon trading levels on the date of measurement.
13. Pension Plans and Other Postretirement Benefits
During our Chapter 11 Case, we amended our U.S. qualified pension plan (“U.S. Plan”) in 2004 and 2005 to cease future benefit accruals for union and non-union participants, respectively, in these plans which eliminated service costs for benefits earned as a pension benefit cost. Furthermore, we amended our U.S. postretirement plan in accordance with the Plan for retiree participants and established a VEBA retiree trust at the Effective Date. The postretirement plan amendment, which became effective on the Effective Date, reduces the eligible charges covered by the postretirement plan and establishes a lifetime maximum benefit. This action resulted in a curtailment of the U.S. postretirement plan due to the changes in medical benefits provided to retiree participants in our U.S. postretirement plan. The net result of this action was a $109 gain recorded in accumulated other comprehensive loss in the Consolidated Statement of Financial Position as of February 29, 2008. As described in Note 2 — Fresh-Start Accounting, upon the adoption of fresh-start accounting, the balance in accumulated other comprehensive loss in the Consolidated Statement of Financial Position was reduced to zero and charged to reorganization items, net. The VEBA retiree trust, valued at $174 as of December 31, 2009 as funded at emergence by proceeds from the sale of our new common stock and a contribution of the retirees’ allowed unsecured claim, effectuates defeasance of a substantial amount of the remaining healthcare and other benefits liabilities assumed by us at the Solutia Spinoff.
In preparation for the sale of our Integrated Nylon business, we divided our U.S. Plan into the following three plans, effective February 28, 2009: (i) Nylon Pension Plan; (ii) Solutia Pension Plan; and (iii) Solutia Union Pension Plan. The Nylon Pension Plan covers all active employees of the Integrated Nylon business. In accordance with the terms of the sale agreement as further described in Note 4 — Acquisitions and Divestitures, the Nylon Pension Plan was assumed by the Buyer at the completion of the sale.
As a result of the division of the U.S. Plan into three plans, we were required to perform a funded analysis in accordance with the Pension Protection Act of 2006 (“PPA”). The result of this analysis is the Solutia Pension Plan is prohibited by the PPA from paying out lump sum benefits, until such time as the plan assets rise above the 60 percent funding level for up to half a lump sum or above the 80 percent funding level for a full lump sum. For participants in the Solutia Union Pension Plan, the lump sum restrictions in the PPA do not apply until April 1, 2010.
We use a measurement date of December 31 for our pension and other postretirement benefit plans.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Net Periodic Cost
For the twelve months ended December 31, 2009, the ten months ended December 31, 2008, the two months ended February 29, 2008 and the twelve months ended December 31, 2007 our pension and healthcare and other benefit costs were as follows:

	Pension Benefits
	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
	2009	2008	2008	2007

Service costs for benefits earned	$2	$3	$1	$5
Interest costs on benefit obligation	59	50	11	63
Assumed return on plan assets	(57)	(56)	(13)	(75)
Prior service costs	—	—	—	1
Actuarial net loss	3	—	2	12
Special termination benefits	—	—	—	4
Settlement charges	11	—	1	5

Total	$18	$(3)	$2	$15

	Healthcare and Other Benefits
	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
	2009	2008	2008	2007

Service costs for benefits earned	$5	$4	$1	$4
Interest costs on benefit obligation	13	13	4	26
Assumed return on plan assets	(6)	(5)	—	—
Prior service gains	—	—	(3)	(18)
Actuarial net (gain) loss	(8)	(3)	—	5

Total	$4	$9	$2	$17

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic costs during the year ended December 31, 2010 is as follows:

		Healthcare and Other
	Pension Benefits	Benefits
Recognized net actuarial (gain) loss	$11	$(6)
Curtailments and Settlements
As a result of the assumption of the Nylon Pension Plan by the Buyer, we recognized a settlement charge of $20 which was recorded in income (loss) from discontinued operations for the twelve months ended December 31, 2009. For the twelve months ended December 31, 2009, we recorded a settlement charge of $11 resulting from the significant amount of lump sum distributions, predominantly in the U.S. and Belgium, associated with a reduction of salaried personnel prior to February 28, 2009 and union personnel throughout 2009. Both reductions were driven by restructuring activities as more fully discussed in Note 5 — Impairment of Long-Lived Assets and Restructuring Reserves. We recorded a pension settlement charge of $1 in the two months ended February 29, 2008 resulting from the significant amount of lump sum distributions from our Belgium retirement plan. In the twelve months ended December 31, 2007, we recorded a pension settlement charge of $5 resulting principally from the significant amount of lump sum distributions, resulting primarily from the majority of retirees electing the lump sum distribution option, from our U.S. Plan.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Actuarial Assumptions
The significant actuarial assumptions used to determine net periodic cost for our principal pension, healthcare and other benefit plans were as follows:

	Pension Benefits
	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
	2009	2008	2008	2007

Discount rate	6.25%	5.75%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	8.75%
Rate of compensation increase (a)	3.50%	4.25%	4.25%	4.00%

(a)
The rate of compensation increase in all periods relates specifically to our foreign pension plans. The rate of compensation increase is not applicable to the valuation of U.S. pension plans due to the cessation of future benefit accruals in prior years for participants in the U.S. pension plans.

	Healthcare and Other Benefits
	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
	2009	2008	2008	2007

Discount rate	6.25%	5.50%	5.75%	5.75%
Expected return on plan assets	3.50%	3.50%	N/A	N/A
Assumed trend rate for healthcare costs	8.50%	9.00%	9.00%	8.00%
Ultimate trend rate for healthcare costs	5.00%	5.00%	5.00%	5.00%
We establish our discount rates based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan. The expected long-term rate of return on plan assets assumption is based on the target asset allocation policy and the expected future rates of return on assets for each specific plan.
A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2009:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on postretirement benefit obligation	$1	$(1)
Our costs for postretirement medical benefits are capped for many current retirees and for active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.
Benefit Obligations
Components of the changes in the benefit obligation of our principal pension, healthcare and other benefit plans were as follows:

	Pension Benefits
	Successor		Predecessor
	December 31,	December 31,	February 29,
	2009	2008	2008
Changes in Benefit Obligation
Benefit obligation as of beginning of period	$1,010	$1,164	$1,180
Service costs	2	3	1
Interest cost	59	50	11
Contributions	1	1	—
Actuarial (gains) losses	115	(42)	(3)
Foreign currency	18	(67)	—
Benefits paid	(155)	(99)	(25)
Other	(6)	—	—

Benefit obligation at end of period	$1,044	$1,010	$1,164

Accumulated Benefit Obligation	$1,012	$993	$1,139

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	Healthcare and Other Benefits
	Successor		Predecessor
	December 31,	December 31,	February 29,
	2009	2008	2008
Changes in Benefit Obligation
Benefit obligation as of beginning of period	$236	$312	$434
Service costs	5	4	1
Interest cost	13	13	4
Contributions	23	19	2
Actuarial gains	(7)	(54)	(2)
Foreign currency	1	(2)	—
Plan amendments	—	—	(109)
Federal subsidy on benefits paid	2	5	1
Benefits paid	(56)	(61)	(19)

Benefit obligation at end of period	$217	$236	$312

The significant actuarial assumptions used to estimate the projected benefit obligation for our principal pension, healthcare and other benefit plans were as follows:

	Pension Benefits
	Successor		Predecessor
	December 31,	December 31,	February 29,
	2009	2008	2008
Discount rate	5.25%	6.25%	5.75%
Rate of compensation increase (a)	4.50%	3.50%	4.25%

(a)
The rate of compensation increase for all periods relates specifically to our foreign pension plans. The rate of compensation increase is not applicable to the valuation of U.S. pension plans due to the cessation of future benefit accruals in prior years for participants in the U.S. pension plans.

	Healthcare and Other Benefits
	Successor		Predecessor
	December 31,	December 31,	February 29,
	2009	2008	2008
Discount rate	4.75%	6.25%	5.50%
Assumed trend rate for healthcare costs	8.00%	8.50%	9.00%
Ultimate trend rate for healthcare costs	5.00%	5.00%	5.00%
Plan Assets
Plan investments, whether equity or debt securities, real estate, or other, are measured at their fair value as of the measurement date. Components of the changes in fair value of plan assets of our plan assets were as follows:

	Pension Benefits
	Successor		Predecessor
	December 31,	December 31,	February 29,
	2009	2008	2008
Changes in Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$619	$933	$1,000
Actual return on plan assets	131	(194)	(59)
Contributions	77	38	17
Foreign currency	15	(59)	—
Benefits paid	(155)	(99)	(25)
Other	(6)	—	—

Fair value of plan assets at end of period	$681	$619	$933

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	Healthcare and Other Benefits
	Successor		Predecessor
	December 31,	December 31,	February 29,
	2009	2008	2008
Changes in Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$173	$195	$—
Actual return on plan assets	10	(7)	—
Contributions	45	41	195
Federal subsidy on benefits paid	2	5	—
Benefits paid	(56)	(61)	—

Fair value of plan assets at end of period	$174	$173	$195

The other postretirement benefits plans were unfunded until February 29, 2008 as described above.
At December 31, 2009, plan investments were valued as follows:

	Pension Benefits				Healthcare and Other Benefits
		Quoted				Quoted
		Prices in				Prices in
		Active				Active
		Markets	Significant			Markets	Significant
		for	Other	Significant		for	Other	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Equity Securities:
Common collective trusts (a)	$396	$—	$396	$—	$—	$—	$—	$—
Solutia common stock	—	—	—	—	15	15	—	—
Debt Securities:
Common collective trusts (a)	172	—	172	—	—	—	—	—
Corporate bonds (b)	30	—	30	—	—	—	—	—
Federal agencies (c)	3	—	3	—	40	—	40	—
Asset-backed securities (d)	14	—	14	—	—	—	—	—
Other Types of Investments:
Cash and cash equivalents (e)	45	3	42	—	119	—	119	—
Multi-asset common collective trusts (f)	19	—	19	—	—	—	—	—
Private equity funds (g)	2	—	—	2	—	—	—	—

Total Investments	$681	$3	$676	$2	$174	$15	$159	$—

(a)
Common collective trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (primarily equity and fixed income securities) are valued using a market approach with either unadjusted quotes in active markets (Level 1) or quoted prices for similar assets or other observable inputs (Level 2).

(b)
Corporate bonds consist of fixed income securities issued by U.S. and non-U.S. corporations. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources.

(c)
Federal agency securities consist of bills, notes, bonds, and other fixed income securities issued directly by the U.S. Treasury or other government-sponsored enterprises. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources.

(d)
Asset backed securities are comprised of securities collateralized by a specified pool of underlying assets. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources.

(e)	Cash equivalents consist of money market accounts valued at $1.00 per unit.

(f)
Multi-asset common collective trusts are comprised of equity securities, bonds, mututal funds and term deposits. These investments are valued at the net asset value per share mulitplied by the number of shares held as of the measurement date.

(g)
Private equity funds represent limited partnership interests which are valued by the general partners based on the underlying assets in each fund. Changes in fair value for the twelve months ended December 31, 2009 for these assets were comprised of unrealized losses of less than $1.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The asset allocation for our pension and other postretirement plans and the target allocation for 2010, by asset category, follows:
Pension Benefits

		Successor
	2010 Target	December 31,	December 31,
Asset Category	Allocation	2009	2008
Equity securities	69%	58%	64%
Debt securities	30	32	35
Cash and cash equivalents	—	7	—
Other	1	3	1

Total	100%	100%	100%

Our pension plan asset investment strategy is to maintain an asset allocation that is diversified among multiple asset classes, and among multiple managers within each asset class, in order to minimize the risk of large losses and to maximize the long-term risk-adjusted rate of return.
Healthcare and Other Benefits

		Successor
	2010 Target	December 31,	December 31,
Asset Category	Allocation	2009	2008
Cash and cash equivalents	54%	68%	69%
Debt securities	41	23	28
Solutia common stock	5	9	3

Total	100%	100%	100%

Our other postretirement benefits plan asset investment strategy is to invest in short-term, well-diversified, high quality investment instruments, with a primary objective of capital preservation.
Funded Status
The funded status of our plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The funded status of our principal pension, healthcare and other benefit plans at December 31, 2009 and 2008 and the related amounts recognized in the Consolidated Statement of Financial Position was as follows:

	Pension Benefits		Healthcare and Other Benefits
	Successor		Successor
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Fair value of plan assets	$681	$619	$174	$173
Projected benefit obligation	1,044	1,010	217	236

Funded Status	$(363)	$(391)	$(43)	$(63)

	Pension Benefits		Healthcare and Other Benefits
	Successor		Successor
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Long-term asset	$3	$10	$—	$—
Current liability	$—	$—	$(3)	$(4)
Long-term liability	$(366)	$(401)	$(40)	$(59)
Accumulated other comprehensive loss:
Net actuarial (gain) loss	$212	$205	$(41)	$(39)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligation in excess of plan assets and for the pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31:

	Projected Benefit Obligation		Accumulated Benefit
	Exceeds the Fair		Obligation Exceeds the Fair
	Value of Plan Assets		Value of Plan Assets
	Successor		Successor
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Projected benefit obligation	$949	$940	$943	$940
Accumulated benefit obligation	$922	$923	$917	$923
Fair value of plan assets	$583	$539	$578	$539
The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans.
We actively manage funding of our domestic qualified pension plans in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency). We contributed $65 in the twelve months ended December 31, 2009, $31 in the ten months ended December 31, 2008, $15 in the two months ended February 29, 2008, and $105 in the twelve months ended December 31, 2007 to the qualified pension plans in accordance with IRS funding rules. According to current IRS funding rules, we estimate that we will be required to make approximately $37 in pension contributions to our U.S. qualified pension plans in 2010. In addition, we contributed $11 in the twelve months ended December 31, 2009, $6 in the ten months ended December 31, 2008, $2 in the two months ended February 29, 2008, and $35 in the twelve months ended December 31, 2007, respectively, to fund our foreign pension plans. Moreover, we expect to be required to fund $13 in pension contributions for our foreign pension plans in 2010.
Estimated Future Benefit Payments
Based on current information, estimated benefit payments expected to be made over the next five years and the cumulative five year period thereafter are as follows:

	Pension	Healthcare and
	Benefits	Other Benefits
2010	$98	$39
2011	94	37
2012	101	33
2013	104	30
2014	85	26
2015-2019	355	68
We have available as of December 31, 2009, pension and other postretirement benefit plan assets of $681 and $174, respectively, to fund these future estimated benefit payments.
14. Employee Savings Plans
Substantially all of our U.S. employees are eligible to participate in the Solutia Savings and Investment Plans (“SIP”), a 401(k) plan with matching contributions being invested in the same manner as participants’ personal SIP contributions. For the twelve months ended December 31, 2009, our matching contributions were suspended, subject to any agreements. Our cash contributions related to the employer match were $2 in the twelve months ended December 31, 2009, $15 in the ten months ended December 31, 2008, $3 in the two months ended February 29, 2008, and $17 in the twelve months ended December 31, 2007, and were invested in accordance with participants’ personal investment elections. Our SIP matching contribution percentage for eligible employees was 100 percent on the first 7 percent of a participant’s qualified contributions during these periods. Effective in January of 2010, the employer match was reinstated at 50 percent on the first 7 percent of a participant’s qualified contributions with an additional performance match to be determined based upon Company performance.
15. Share-Based Compensation
All previous equity interests, including shares authorized for grant and options outstanding were cancelled upon the Effective Date. On the Effective Date, we adopted the Solutia Inc. 2007 Management Long-Term Incentive Plan (“2007 Management Plan”). The 2007 Management Plan authorizes up to 7,200,000 shares of our common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards. The shares used may be newly issued shares, treasury shares or a combination. As of December 31, 2009, 1,562,779 shares from the 2007 Management Plan remained available for grants.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Also on the Effective Date, we adopted the Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”). The 2007 Director Plan authorizes up to 250,000 shares of our common stock for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards. The shares used may be newly issued shares, treasury shares or a combination. As of December 31, 2009, 150,749 shares from the 2007 Director Plan remained available for grants.
Stock Options
We granted options to purchase a total of 20,000 and 2,946,544 shares of common stock to eligible employees under the 2007 Management Plan during the twelve months ended December 31, 2009 and ten months ended December 31, 2008, respectively. The options (i) have an exercise price of not less than 100 percent of the fair market value of the common stock on the grant date, (ii) become exercisable in three equal installments on the first, second, and third anniversary of the grant date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.
The fair value of stock options is determined at the grant date using a Black-Scholes model, which requires us to make several assumptions including risk-free interest rate, expected dividends and volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so. Due to our Chapter 11 Case, our historical volatility data and employee stock option exercise patterns were not considered in determining the volatility data and expected life assumptions. The volatility assumptions were based on (i) historical volatilities of the stock of comparable chemical companies whose shares are traded using daily stock price returns equivalent to the expected term of the options and (ii) implied volatility. The expected life of an option was determined based on a simplified assumption that the option will be exercised evenly from the time it becomes exercisable to expiration.
The weighted-average fair value of options granted during the twelve months and ten months ended December 31, 2009 and 2008 was determined based on the following weighted-average assumptions:

	Successor
	December 31,	December 31,
	2009	2008

Expected volatility	35.4%	26.1%
Expected term (in years)	6	6
Risk-free rate	2.30%	4.24%
Weighted-average grant date fair value	$4.44	$5.91
A summary of stock option activity for the twelve months and ten months ended December 31, 2009 and 2008 is as follows:

			Weighted-
		Weighted	Average
		-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value (a)
Outstanding at February 29, 2008	—	—	—	—
Granted	2,946,544	$17.29	—	—
Exercised	—	—	—	—
Forfeited or expired	(183,834)	17.23	—	—

Outstanding at December 31, 2008	2,762,710	$17.29	9.2	$—

Vested or Expected to Vest at December 31, 2008	2,369,734	$17.29	9.2	$—
Exercisable at December 31, 2008	54,333	$17.33	9.2	$—

Outstanding at December 31, 2008	2,762,710	$17.29	9.2	—
Granted	20,000	11.64	—	—
Exercised	—	—	—	—
Forfeited or expired	(880,751)	17.30	—	—

Outstanding at December 31, 2009	1,901,959	$17.21	8.2	$—

Vested or Expected to Vest at December 31, 2009	1,883,896	$17.24	8.2	$—
Exercisable at December 31, 2009	637,721	$17.28	8.2	$—

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
During the twelve months and ten months ended December 31, 2009 and 2008, we recognized $6 and $5 of compensation expense related to our stock options, respectively, of which $1 was allocated to discontinued operations for both periods. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $4 as of December 31, 2009 and will be recognized as expense over a remaining weighted-average period of 1 year.
Restricted Stock Awards
We granted 2,417,859 shares of restricted stock awards to eligible employees under the 2007 Management Plan during the twelve months ended December 31, 2009. Approximately two thirds of the shares granted under the 2007 Management Plan during the year ended December 31, 2009 vest upon completion of a service condition and the remaining one third of the shares vest based upon the attainment of certain performance and market conditions. The service condition shares vest 40 percent in both July 2010 and 2011 and 20 percent in July 2012. The performance and market condition shares vest in February 2012 if attainment of the performance and market conditions is achieved. During the ten months ended December 31, 2008, we granted 1,508,815 shares and 46,160 shares of restricted stock awards to eligible employees under the 2007 Management Plan and to our non-employee directors under the 2007 Director Plan, respectively. The shares granted during the ten months ended December 31, 2008 vest ratably over a three year service period.
A summary of restricted stock award activity for the twelve months and ten months ended December 31, 2009 and 2008 is as follows:

		Weighted-
		Average
		Grant Date Fair
	Shares	Value
Outstanding at February 29, 2008	—	—
Granted	1,554,975	$16.19
Vested	(96,568)	15.24
Forfeited	(38,867)	17.05

Outstanding at December 31, 2008	1,419,540	$16.24
Granted	2,417,859	8.10
Vested	(825,029)	15.54
Forfeited	(116,069)	14.21

Outstanding at December 31, 2009	2,896,301	$9.71

During the twelve months and ten months ended December 31, 2009 and 2008, we recognized $13 and $8 of compensation expense related to our restricted stock awards, respectively, of which, $1 was allocated to discontinued operations for both periods. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $18 as of December 31, 2009 and will be recognized as expense over a remaining weighted-average period of 1.5 years.
Other Stock Awards
During the twelve months ended December 31, 2009, our independent directors each received 8,134 shares, or 56,938 shares in aggregate, as the annual equity retainer portion of their 2009 director compensation. For the twelve months ended December 31, 2009, we recognized less than $1 of compensation expense on these awards.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
16. Capital Stock
After the Effective Date, our common stock (“New Common Stock”) trades on the New York Stock Exchange (“NYSE”) under the symbol “SOA”. Our common stock prior to filing for Bankruptcy (“Old Common Stock”) was traded on the NYSE under the symbol “SOI”. Our New Common Stock traded on a “when-issued” basis on the NYSE from December 20, 2007 until shortly after the Effective Date, at which time our New Common Stock began trading on a “regular way” basis.
On the Effective Date, all of our Old Common Stock was canceled pursuant to the Plan and we issued 59,749,686 shares of New Common Stock, par value $0.01 per share, of the newly reorganized Solutia in satisfaction of various creditor claims and stockholder interests. In addition, on the Effective Date, we issued warrants to purchase an aggregate of 4,481,250 shares of New Common Stock to holders of Old Common Stock based on a holder’s pre-petition stock ownership, provided that such holder held at least 24 shares of the Old Common Stock (the “Warrants”). Subject to the terms of the warrant agreement, Warrant holders are entitled to purchase shares of New Common Stock at an exercise price of $29.70 per share. The Warrants have a five-year term in which they may be exercised for cash or on a net issuance basis and will expire on February 27, 2013.
During the third quarter 2009, our Board of Directors approved a Rights Plan which is intended to reduce the likelihood of an ownership change within the meaning of Section 382 of the Internal Revenue Code and thereby preserve our ability to utilize certain net operating loss carryforwards and other tax benefits. Our adoption of the Rights Plan effectively attaches one right (“Right”) to each outstanding share of our common stock, to stockholders of record at the close of business on July 28, 2009. If the Rights are triggered, each Right may entitle the holder of the Right to purchase our common stock at a discount to its market price, subject to certain exceptions as set forth in the Rights Plan.
In the second quarter 2009, we completed a public offering (“2009 Stock Offering”) of 24,738,641 shares of common stock, including the over-allotment option as exercised by the underwriters of the offering. Net proceeds from the 2009 Stock Offering were $119. In the third quarter 2008, we completed two public offerings, which in aggregate, resulted in the issuance of 33,021,976 total shares of common stock with net proceeds of $422.
No dividends were paid by the Predecessor in the two months ended February 29, 2008 or in 2007 since we were prohibited by both the Bankruptcy Code and the DIP credit facility from paying dividends to shareholders. No dividends were paid by the Successor in the twelve months and ten months ended December 31, 2009 and 2008 and we have no current plans to do so.
We have 100 million shares of preferred stock, par value $0.01 per share, authorized. As of December 31, 2009 and 2008 there were no preferred shares issued or outstanding.
17. Commitments and Contingencies
Commitments
Commitments, principally in connection with uncompleted additions to property, were approximately $5 and $13 at December 31, 2009 and 2008, respectively. In addition, we were contingently liable under letters of credit totaling $49 and $85 as of December 31, 2009 and 2008, respectively. The letters of credit included $1 and $3 which were cash collaterized at December 31, 2009 and 2008, respectively, primarily related to environmental remediation and various insurance related activities. The cash underlying these collateralized letters of credit is contractually restricted and accordingly is excluded from cash and cash equivalents and recorded in other assets within the Consolidated Statement of Financial Position as of December 31, 2009 and 2008.
Our future minimum payments under operating leases and various unconditional purchase obligations are $103 for 2010, $38 for 2011, $16 for 2012, $9 for 2013, $6 for 2014 and $13 for 2015 and thereafter.
Contingencies
Litigation
We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for money damages. As of December 31, 2009 and 2008, we accrued approximately $2 and $5, respectively, for legal costs to defend ourselves in all legal matters.

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
Beginning in February 2008, Flexsys, Monsanto, Pharmacia, Akzo Nobel and another third party were named as defendants in approximately seventy-five individual lawsuits, and Solutia was named in two individual lawsuits, filed in various state court jurisdictions by residents or former residents of Putnam County, West Virginia. The largely identical complaints allege that the residents were exposed to potentially harmful levels of dioxin particles from the Nitro facility. Plaintiffs did not specify the amount of their alleged damages in their complaints. In 2009, over fifty additional nearly identical complaints were filed by individual plaintiffs in the Putnam County area, which named Solutia and Flexsys as defendants.
Escambia County, Florida Litigation. In June 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia, and the plant manager at Solutia’s former Pensacola plant, which was included in the sale of our Integrated Nylon business. The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and allegedly continuing releases of PCBs from the Pensacola plant. The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination, and (2) remediation of the alleged contamination in the waterways. Plaintiffs did not specify the amount of their alleged damages in their complaint.
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
In addition to the purported class action lawsuit, twenty additional individual lawsuits have been filed since February 2009 against the same defendants (including Solutia) comprised of claims from over one thousand individual residents of Illinois who claim they suffered illnesses and/or injuries as well as property damages as a result of the same PCB’s, dioxins, furans, and other alleged hazardous substances allegedly emanating from the defendants’ facilities in Sauget.
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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Solutia Inc. Employees’ Pension Plan Litigation
Starting in October 2005, separate purported class action lawsuits were filed by current or former participants in our U.S. Plan, which were ultimately consolidated in September 2006 into a single case. The Consolidated Class Action Complaint alleged three separate causes of action against the U.S. Plan: (1) the U.S. Plan violates ERISA by terminating interest credits on prior plan accounts at the age of 55; (2) the U.S. Plan is improperly backloaded in violation of ERISA; and (3) the U.S. Plan is discriminatory on the basis of age. In September 2007, the court dismissed the plaintiffs’ second and third claims, and by consent of the parties, certified a class action against the U.S. Plan only with respect to plaintiffs’ claim that the U.S. Plan violates ERISA by allegedly terminating interest credits on prior plan accounts at the age of 55. On June 11, 2009, the United States District Court for the Southern District of Illinois entered a summary judgment in favor of the U.S. Plan on the sole remaining claim against the U.S. Plan. The District Court entered its final appealable judgment in the case on September 29, 2009.
Medicare Reimbursement Litigation
In December 2009, the Department of Justice (“DOJ”), on behalf of the United States government, filed suit in the United States District Court, Northern District of Alabama (in a case captioned United States of America v. Stricker, et al.), against Solutia, Monsanto, Pharmacia, and the attorneys and law firms who represented the plaintiffs in Abernathy v. Solutia Inc., et al. (“Abernathy”) lawsuit arising out of PCB contamination in Anniston, Alabama. The DOJ alleges the defendants failed to reimburse Medicare for medical expenses paid to Abernathy settlement recipients who were Medicare beneficiaries. Specifically, the DOJ claims that approximately 907 claimants who received payments for medical treatment under the Abernathy settlement were Medicare beneficiaries who received “conditional” payments from Medicare for the same treatment. The DOJ alleges that the conditional payments were subject to reimbursement if a primary payer had responsibility to cover the treatment at issue, but no reimbursement was made to the government by any of the Abernathy participants. The DOJ is seeking recovery of these allegedly unpaid reimbursements from the defendants who paid into the Abernathy settlement fund, as well as the plaintiffs’ counsel who represented the Medicare recipients and were responsible for the distribution of the settlement funds. The DOJ did not specify the amount of damages — either generally from the defendants or specifically from Solutia — which the government seeks in this case.
Solutia denies the allegations, and asserts that liability for such reimbursements should be the responsibility of the plaintiffs’ counsel who were actually responsible for the distribution of the settlement funds to the plaintiffs. Defendants’ initial responses to the claim are due in February 2010, and no trial is expected until at least 2011.
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
Further, under terms of the Monsanto Settlement Agreement and our Plan, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois which were also incurred prior to the Solutia Spinoff (the “Shared Sites”). Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from the Effective Date up to a total of $325 after the exhaustion of funds from the special purpose entity dedicated to the Shared Sites. Thereafter, if needed, we and Monsanto will share responsibility equally. From the Effective Date through December 31, 2009, we have made cash payments of $11 million toward remediation of Shared Sites after exhaustion of the of special purpose entity funds and have accrued an additional $173 million to be paid over the life of the Shared Sites remediation activity.

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

Total
Predecessor
Balance at December 31, 2007	$71
Charges taken	257
Amounts utilized	(1)

Balance at February 29, 2008	327
Successor
Charges taken	7
Amounts utilized (a)	(22)
Currency fluctuations	(3)

Balance at December 31, 2008	309
Charges taken	10
Amounts utilized (a)	(29)
Currency fluctuations	1

Balance at December 31, 2009	$291

	Successor
	December 31, 2009	December 31, 2008
Environmental Remediation Liabilities, current	$31	$30
Environmental Remediation Liabilities, long-term	260	279

Total	$291	$309

(a)
For the twelve months and ten months ended December 31, 2009 and 2008, allowable expenditures of $28 and $18, respectively, were reimbursed to us by a special purpose entity established with proceeds of stock issued by us on the Effective Date.

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
Anniston, Alabama: On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff. The residential cleanup is proceeding and should be completed within the next year to eighteen months. Some level of remediation of non-residential properties and creek floodplains and/or sediment will be required in the future and we have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects. We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at December 31, 2009 does not incorporate this potential reimbursement. State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage and advised us that they are preparing to undertake an assessment as to the nature and extent of such damages. As of December 31, 2009, we have accrued $114 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the final cost liability. Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree is negotiated and entered by the court to cover the selected remediation, which will take several years.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Sauget, Illinois: A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois. Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites. We conducted a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999. Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after a Record of Decision is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation, which is expected within the next year to eighteen months. We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites. We, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000. We submitted the revised RI/FS report with other PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs. An interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002. We anticipate that the USEPA will issue a Record of Decision sometime in mid-2010. Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs. In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of the Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment for the Sauget Industrial Corridor. Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $72 which we have accrued as of December 31, 2009.
W. G. Krummrich Site: We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff. We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed. Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases with the final remediation approach and timing for some of the corrective measures being determined only after investigation and pilot testing phases are completed. Our best estimate of the ultimate cost of the remaining corrective measures that will be required at the W.G. Krummrich Site is $27 which we have accrued as of December 31, 2009.
We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff. Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $78 which we have accrued as of December 31, 2009.
Environmental Agency Enforcement Actions
On March 3, 2009, the USEPA issued a Notice of Violation (“NOV”), Administrative Order (“AO”) and Reporting Requirement (“RR”) to us concerning alleged violations of the Clean Air Act arising out of an inspection conducted at our manufacturing facility in Springfield, Massachusetts. The NOV describes the USEPA’s findings alleging violations of the plant’s Title V and state operating permits related to emissions of volatile organic compounds. The AO orders us to comply with its Title V permit and the National Emission Standards for Hazardous Air Pollutants, Subpart OOO (Amino/Phenolic Resins), Subpart UU (Equipment Leaks), and General Provisions. The RR requires us to submit additional information regarding certain storage vessels and associated equipment. On March 23, 2009, we met with the USEPA to confer on this NOV, AO, and RR. Submittals of the requested information under the RR were made as required. The USEPA recently informed us that it is expecting to take civil enforcement action with respect to this matter and has requested we enter into a tolling agreement that provides the USEPA time to evaluate its case. The amount of a potential loss, if any, is not currently estimable.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
18. Supplemental Data
Supplemental income statement and cash flow data from continuing operations were as follows:

	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
Income Statement:	2009	2008	2008	2007
Raw material and energy costs	$581	$820	$179	$627
Employee compensation and benefits	$308	$338	$70	$342
Depreciation expense	$74	$61	$10	$52
Amortization of capitalized computer software	$3	$3	$1	$5
Taxes other than income	$98	$75	$15	$65
Rent expense	$19	$17	$3	$13
Provision for doubtful accounts (net of recoveries)	$2	$—	$—	$--
Research and development	$14	$16	$3	$26

Interest expense:
Total interest cost	$160	$144	$22	$139
Less capitalized interest	1	3	1	5

Net interest expense	$159	$141	$21	$134

Cash Flow:
Cash payments for interest	$100	$114	$43	$122
Cash payments for income taxes	$19	$23	$4	$20

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$2	$14	$10	$16
The effect of exchange rate changes on cash and cash equivalents was not significant.
19. Segment and Geographic Data
We are a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications. Our operations are managed and reported in three reportable segments consisting of Saflex, CPFilms and Technical Specialties.
The Saflex reportable segment is a global manufacturer of performance films for laminated safety glass. The CPFilms reportable segment is a manufacturer of performance films for after-market applications which add functionality to glass. The Technical Specialties reportable segment is a global manufacturer of specialties such as chemicals for the rubber, solar energy, process manufacturing and aviation industries. The major products by reportable segment are as follows:

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
The performance of our operating segments is evaluated based on segment profit, defined as earnings before interest expense, income taxes, depreciation and amortization less net income attributable to noncontrolling interests, and reorganization items, net (“EBITDA”). Segment profit includes selling, general and administrative, research, development and other operating expenses, gains and losses from asset dispositions and restructuring charges, net income attributable to noncontrolling interests and other income and expense items that can be directly attributable to the segment. Certain operations, expenses and other items that are managed outside the reportable segments are reported as Unallocated and Other. Unallocated and Other is comprised of corporate expenses, adjustments to our LIFO valuation reserve, adjustments to our environmental liabilities, equity earnings from affiliates, other income and expense items including currency gains/losses, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the reportable segments in addition to operating segments that do not meet the quantitative threshold for determining reportable segments. There were no inter-segment sales in the periods presented below.
Our 2009, 2008 and 2007 segment information follows:

	Successor				Predecessor
	Twelve Months		Ten Months		Two Months		Twelve Months
	Ended		Ended		Ended		Ended
	December 31, 2009		December 31, 2008		February 29, 2008		December 31, 2007
	Net	Profit	Net	Profit	Net	Profit	Net	Profit
	Sales	(Loss)	Sales	(Loss)	Sales	(Loss)	Sales	(Loss)
Segment:
Saflex	$690	$145	$697	$78	$125	$16	$727	$111
CPFilms	185	26	197	33	39	9	234	58
Technical Specialties	774	261	851	152	164	40	646	94

Reportable Segment totals	1,649	432	1,745	263	328	65	1,607	263
Unallocated and Other	18	(96)	30	(40)	7	(2)	36	(27)

Total	1,667	336	1,775	223	335	63	1,643	236
Reconciliation to consolidated totals:
Depreciation and Amortization		(107)		(89)		(11)		(59)
Interest expense		(159)		(141)		(21)		(134)
Reorganization items, net		—		—		1,433		(298)
Net income attributable to noncontrolling interest		4		5		—		3
Consolidated totals:

Net sales	$1,667		$1,775		$335		$1,643

Income (Loss) from Continuing Operations Before Income Tax Expense		$74		$(2)		$1,464		$(252)

	Successor				Predecessor
	Twelve Months Ended		Ten Months Ended		Two Months Ended		Twelve Months Ended
	December 31, 2009		December 31, 2008		February 28, 2007		December 31, 2007
		Depreciation		Depreciation		Depreciation		Depreciation
	Capital	and	Capital	and	Capital	and	Capital	and
	Expenditures	Amortization	Expenditures	Amortization	Expenditures	Amortization	Expenditures	Amortization
Segment:
Saflex	$29	$48	$52	$40	$7	$5	$59	$25
CPFilms	3	19	8	15	2	1	11	10
Technical Specialties	11	36	17	28	3	4	20	17

Reportable Segment totals	43	103	77	83	12	10	90	52
Unallocated and Other	1	4	7	6	3	1	9	7

Total	$44	$107	$84	$89	$15	$11	$99	$59

	Successor
	2009	2008
Assets by Segment:
Saflex	$1,305	$1,322
CPFilms	598	619
Technical Specialties	903	925

Reportable Segment totals	2,806	2,866
Reconciliation to consolidated totals:
Discontinued Operations	10	490
Unallocated and Other	450	378

Consolidated totals	$3,266	$3,734

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Our net sales by geographic region, based upon geographic region which product was shipped to, for 2009, 2008 and 2007 follows:

			Technical	Unallocated	Consolidated
	Saflex	CPFilms	Specialties	and Other	Totals
Successor
Twelve Months Ended December 31, 2009
U.S.	$124	$105	$184	$4	$417
Europe	343	28	197	11	579
Asia Pacific	128	37	282	2	449
Rest of World	95	15	111	1	222

	$690	$185	$774	$18	$1,667

Successor
Ten Months Ended December 31, 2008
U.S.	$134	$99	$203	$9	$445
Europe	336	45	239	16	636
Asia Pacific	113	31	287	2	433
Rest of World	114	22	122	3	261

	$697	$197	$851	$30	$1,775

Predecessor
Two Months Ended February 29, 2008
U.S.	$26	$20	$40	$2	$88
Europe	62	9	51	4	126
Asia Pacific	19	6	50	—	75
Rest of World	18	4	23	1	46

	$125	$39	$164	$7	$335

Twelve Months Ended December 31, 2007
U.S.	$145	$124	$161	$13	$443
Europe	346	51	186	19	602
Asia Pacific	115	35	204	2	356
Rest of World	121	24	95	2	242

	$727	$234	$646	$36	$1,643

No individual country, customer or customer group represents greater than 10 percent of net sales for the twelve months ended December 31, 2009, ten months ended December 31, 2008, two months ended February 29, 2008 and twelve months ended December 31, 2007 except for China during the twelve months ended December 31, 2009. During 2009, China represented approximately 12 percent of annual consolidated net sales for the year.
Our property, plant and equipment by geographic region for 2009 and 2008 follow:

			Technical	Unallocated	Consolidated
	Saflex	CPFilms	Specialties	and Other	Totals
Successor
December 31, 2009
U.S.	$151	$83	$84	$7	$325
Europe	213	1	160	3	377
Asia Pacific	40	—	98	—	138
Rest of World	51	—	28	—	79

	$455	$84	$370	$10	$919

Successor
December 31, 2008
U.S.	$161	$87	$82	$18	$348
Europe	209	4	140	29	382
Asia Pacific	42	—	103	—	145
Rest of World	54	—	23	—	77

	$466	$91	$348	$47	$952

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

	Successor		Predecessor
	Twelve Months	Ten Months	Two Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
(Shares in millions)	2009	2008	2008	2007

Consolidated Statement of Operations Results:
Income (Loss) from Continuing Operations	$60	$(15)	$1,250	$(269)
Less Net Income attributable to noncontrolling interest	4	5	—	3

Income (Loss) from Continuing Operations attributable to Solutia	$56	$(20)	$1,250	$(272)
Income (Loss) from Discontinued Operations	(169)	(648)	204	64

Net Income (Loss) attributable to Solutia	$(113)	$(668)	$1,454	$(208)

Weighted-average number of shares outstanding used for basic earnings (loss) per share	106.5	74.7	104.5	104.5
Non-vested restricted shares	0.2	—	—	—
Stock options	—	—	—	—
Warrants	—	—	—	—

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	106.7	74.7	104.5	104.5

During the twelve months and ten months ended December 31, 2009 and 2008, the following shares were not included in the computation of earnings (loss) per share since the result would have been anti-dilutive.

	Successor
	Twelve Months	Ten Months
	Ended	Ended
(Shares in millions)	December 31, 2009	December 31, 2008
Non-vested restricted shares	1.0	1.4
Stock options	2.4	2.8
Warrants	4.5	4.5
21. Quarterly Data — Unaudited

	Successor
	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter
Net Sales	$339	$410	$448	$470
Gross Profit	$81	$122	$136	$131

Income (Loss) from Continuing Operations attributable to Solutia	$(4)	$24	$29	$7
Loss from Discontinued Operations, net of tax	(155)	(14)	—	—

Net Income (Loss) attributable to Solutia	$(159)	$10	$29	$7

Basic/Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations attributable to Solutia	$(0.04)	$0.25	$0.24	$0.06
Loss from Discontinued Operations, net of tax	(1.66)	(0.15)	—	—

Net Income (Loss) attributable to Solutia	$(1.70)	$0.10	$0.24	$0.06

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	Predecessor	Successor
	Two Months	One Month
	Ended	Ended
	February 29,	March 31,	Second	Third	Fourth
2008	2008	2008	Quarter	Quarter	Quarter
Net Sales	$335	$182	$577	$587	$429
Gross Profit	$94	$26	$101	$156	$84

Income (Loss) from Continuing Operations attributable to Solutia	$1,250	$(16)	$(6)	$21	$(19)
Income (Loss) from Discontinued Operations, net of tax	204	(14)	(10)	(28)	(596)

Net Income (Loss) attributable to Solutia	$1,454	$(30)	$(16)	$(7)	$(615)

Basic/Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations attributable to Solutia	$11.96	$(0.27)	$(0.10)	$0.28	$(0.20)
Income (Loss) from Discontinued Operations, net of tax	1.95	(0.23)	(0.17)	(0.37)	(6.40)

Net Income (Loss) attributable to Solutia	$13.91	$(0.50)	$(0.27)	$(0.09)	$(6.60)

During the first quarter of 2008, we emerged from bankruptcy on the Effective Date and as a result, adopted fresh-start accounting. In 2008, certain events affecting comparability were recorded in Reorganization Items, net in the Consolidated Statement of Operations. A breakdown of reorganization items for this period is provided in Note 2 — Fresh-Start Accounting. Charges and gains recorded in 2009 and 2008 and other events affecting comparability recorded outside of reorganization items, net have been summarized below for income (loss) from continuing operations before taxes.
Loss from continuing operations in the three months ended March 31, 2009 included a $23 gain related to the reduction in the 2008 annual incentive plan, substantially offset by charges of $17 for severance and retraining costs related to the general corporate restructuring, $4 related to the closure of our production line at the Trenton Facility and $1 related to the closure of our Ruabon Facility. The income from continuing operations for the three months ended June 30, 2009, included charges of $8 related to the repayment of the Senior Term Loan to write-off unamortized debt issuance costs and debt discount, $5 for severance and retraining costs related to the general corporate restructuring and $1 related to the closure of our production line at the Trenton Facility, partially offset by a $4 gain related to a change in estimate for the restructuring reserve related to the Ruabon Facility. Income from continuing operations in the three months ended September 30, 2009 included charges of $6 related to net pension plan settlements, $6 resulting from the Plastic Products Sale and $4 for severance and retraining costs related to the general corporate restructuring. The income from continuing operations in the three months ended December 31, 2009 included charges of $30 related to write-off of unamortized debt issuance costs from the $300 pay down on the Term Loan, $9 for severance and retraining costs related to the general corporate restructuring, $5 related to net pension plan settlements, $3 for CPFilms European consolidation efforts and $1 related to the closure of our Ruabon Facility, partially offset by a $3 gain related to the Thiurams Sale.
Income from continuing operations in the two months ended February 28, 2008 included a $3 gain resulting from settlements of legacy insurance policies with insolvent insurance carriers as well as restructuring charges of $1 for severance and retraining. The loss from continuing operations for the month ended March 1, 2008, included charges of $23 resulting from the step-up in basis of our inventory in accordance with fresh-start accounting. Loss from continuing operations in the second quarter of 2008, included charges of $44 resulting from the step-up in basis of our inventory in accordance with fresh-start accounting and $6 related to the announced closure of our Ruabon Facility, partially offset by gains of $3 from a surplus land sale and $4 on the settlement of emergence related incentive accruals. For the third quarter of 2008, income from continuing operations included charges of $7 related to the announced closure of our Ruabon Facility, $1 resulting from the relocation of our plastic products business from our manufacturing facility in Ghent, Belgium to Oradea, Romania and $1 related to unamortized debt issuance costs associated with the repayment of the Bridge. The charges were fully offset by gains of $6 resulting from the termination of a natural gas contract at the Ruabon Facility and $3 from a surplus land sale. Loss from continuing operations in the fourth quarter of 2008 included charges of $12 related to the closure of the Ruabon Facility, $10 from the closure of our production line at the Trenton Facility, $3 related to the impairment of fixed assets in our rubber chemical operations, $3 related to the impairment of indefinite-lived intangible assets in our CPFilms reportable segment and a loss of $1 on the settlement of the natural gas purchase contract associated with the Ruabon Facility, partially offset by a $3 gain on the settlement of emergence related professional fees accruals.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Under ASC 260 Earnings per Share, the quarterly and total year calculations of basic and diluted loss per share are based on weighted average shares outstanding for that quarterly or total year period, respectively. As a result, the sum of basic and diluted income (loss) per share for the quarterly periods may not equal total year income (loss) per share.
22. Condensed Consolidating Financial Statements
In accordance with SEC regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” we are providing condensed consolidating financial statements as our 2017 Notes are fully and unconditionally guaranteed on a joint and several basis.
The following consolidating financial statements present, in separate columns, financial information for: Solutia on a parent only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; eliminating entries; and consolidated totals as of December 31, 2009 and December 31, 2008, and for the twelve months ended December 31, 2009, the ten months ended December 31, 2008, the two months ended February 29, 2008 and the twelve months ended December 31, 2007. The eliminating entries primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2009

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$399	$352	$1,506	$(590)	$1,667
Cost of goods sold	345	229	1,237	(614)	1,197

Gross Profit	54	123	269	24	470

Selling, general, and administrative expenses	80	58	89	—	227
Research, development and other operating expenses, net	12	3	(5)	—	10

Operating Income (Loss)	(38)	62	185	24	233

Equity earnings from affiliates	196	73	—	(269)	—
Interest expense	(159)	(1)	(154)	155	(159)
Other income, net	42	67	74	(183)	—

Income from Continuing Operations Before Income Tax Expense	41	201	105	(273)	74
Income tax expense	—	—	14	—	14

Income from Continuing Operations	41	201	91	(273)	60
Loss from discontinued operations, net of tax	(154)	—	(15)	—	(169)

Net Income (Loss)	(113)	201	76	(273)	(109)
Net Income attributable to noncontrolling interest	—	—	4	—	4

Net Income (Loss) attributable to Solutia	$(113)	$201	$72	$(273)	$(113)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Condensed Consolidating Statement of Operations
Ten Months Ended December 31, 2008

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia
Net Sales	$427	$385	$1,615	$(652)	$1,775
Cost of goods sold	399	257	1,438	(686)	1,408

Gross Profit	28	128	177	34	367

Selling, general, and administrative expenses	89	63	91	—	243
Research, development and other operating expenses, net	6	3	—	—	9

Operating Income (Loss)	(67)	62	86	34	115

Equity earnings from affiliates	189	116	—	(305)	—
Interest expense	(142)	—	(161)	162	(141)
Other income, net	43	50	128	(197)	24
Reorganization items, net	(27)	(45)	72	—	—

Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit)	(4)	183	125	(306)	(2)
Income tax expense (benefit)	—	(1)	15	(1)	13

Income (Loss) from Continuing Operations	(4)	184	110	(305)	(15)
Income (Loss) from discontinued operations, net of tax	(664)	(2)	18	—	(648)

Net Income (Loss)	(668)	182	128	(305)	(663)
Net Income attributable to noncontrolling interest	—	—	5	—	5

Net Income (Loss) attributable to Solutia	$(668)	$182	$123	$(305)	$(668)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Condensed Consolidating Statement of Operations
Two Months Ended February 29, 2008

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia
Net Sales	$102	$79	$301	$(147)	$335
Cost of goods sold	76	47	256	(138)	241

Gross Profit	26	32	45	(9)	94

Selling, general, and administrative expenses	18	9	15	—	42
Research, development and other operating expenses, net	3	—	—	—	3

Operating Income	5	23	30	(9)	49

Equity earnings from affiliates	913	377	—	(1,290)	—
Interest expense	(16)	(2)	(18)	15	(21)
Other income (loss), net	(7)	2	14	(6)	3
Reorganization items, net	381	524	528	—	1,433

Income from Continuing Operations Before Income Tax Expense	1,276	924	554	(1,290)	1,464
Income tax expense	27	14	173	—	214

Income from Continuing Operations	1,249	910	381	(1,290)	1,250
Income (Loss) from discontinued operations, net of tax	205	—	(1)	—	204

Net Income	1,454	910	380	(1,290)	1,454
Net Income attributable to noncontrolling interest	—	—	—	—	—

Net Income attributable to Solutia	$1,454	$910	$380	$(1,290)	$1,454

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Consolidating Statement of Operations
Twelve Months Ended December 31, 2007

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia
Net Sales	$480	$361	$1,322	$(520)	$1,643
Cost of goods sold	433	214	1,149	(536)	1,260

Gross Profit	47	147	173	16	383

Selling, general, and administrative expenses	91	48	79	—	218
Research, development and other operating expenses, net	16	5	3	—	24

Operating Income (Loss)	(60)	94	91	16	141

Equity earnings (loss) from affiliates	136	21	(1)	(144)	12
Interest expense	(111)	(5)	(85)	67	(134)
Other income, net	54	19	46	(85)	34
Loss on debt modification	(7)	—	—	—	(7)
Reorganization items, net	(295)	(2)	(1)	—	(298)

Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit)	(283)	127	50	(146)	(252)
Income tax expense (benefit)	(9)	—	27	(1)	17

Income (Loss) from Continuing Operations	(274)	127	23	(145)	(269)
Income (Loss) from discontinued operations, net of tax	66	(2)	—	—	64

Net Income (Loss)	(208)	125	23	(145)	(205)
Net Income attributable to noncontrolling interest	—	—	3	—	3

Net Income (Loss) attributable to Solutia	$(208)	$125	$20	$(145)	$(208)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Condensed Consolidating Balance Sheet
December 31, 2009

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$104	$1	$138	$—	$243
Trade receivables, net	27	44	197	—	268
Intercompany receivables	188	357	326	(871)	—
Miscellaneous receivables	7	2	73	—	82
Inventories	65	39	184	(31)	257
Prepaid expenses and other current assets	24	1	7	5	37
Assets of discontinued operations	10	—	—	—	10

Total Current Assets	425	444	925	(897)	897

Property, Plant and Equipment, net	182	142	595	—	919
Investments in Affiliates	2,064	421	52	(2,537)	—
Goodwill	150	191	170	—	511
Identified Intangible Assets, net	194	320	289	—	803
Intercompany Advances	153	552	1,259	(1,964)	—
Other Assets	92	4	40	—	136

Total Assets	$3,260	$2,074	$3,330	$(5,398)	$3,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48	$13	$108	$—	$169
Intercompany payables	578	18	275	(871)	—
Accrued liabilities	85	9	121	(9)	206
Short-term debt, including current portion of long-term debt	12	—	16	—	28
Intercompany short-term debt	—	—	778	(778)	—
Liabilities of discontinued operations	50	—	—	—	50

Total Current Liabilities	773	40	1,298	(1,658)	453

Long-Term Debt	1,264	—	—	—	1,264
Intercompany Long-Term Debt	19	23	1,144	(1,186)	—
Postretirement Liabilities	304	3	104	—	411
Environmental Remediation Liabilities	242	1	17	—	260
Deferred Tax Liabilities	20	10	149	—	179
Other Liabilities	45	7	47	—	99

Shareholders’ Equity:
Common stock	1	—	—	—	1
Additional contributed capital	1,612	1,990	564	(2,554)	1,612
Treasury stock	(2)	—	—	—	(2)
Accumulated other comprehensive loss	(237)	—	—	—	(237)
Accumulated deficit	(781)	—	—	—	(781)

Total Shareholders’ Equity attributable to Solutia	593	1,990	564	(2,554)	593
Equity attributable to noncontrolling interest	—	—	7	—	7

Total Shareholders’ Equity	593	1,990	571	(2,554)	600

Total Liabilities and Shareholders’ Equity	$3,260	$2,074	$3,330	$(5,398)	$3,266

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Condensed Consolidating Balance Sheet
December 31, 2008

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1	$31	$—	$32
Trade receivables, net	—	66	161	—	227
Intercompany receivables	41	405	207	(653)	—
Miscellaneous receivables	12	2	96	—	110
Inventories	85	54	230	(28)	341
Prepaid expenses and other assets	29	1	49	6	85
Assets of discontinued operations	345	63	82	—	490

Total Current Assets	512	592	856	(675)	1,285

Property, Plant and Equipment, net	198	150	604	—	952
Investments in Affiliates	2,149	353	436	(2,938)	—
Goodwill	150	191	170	—	511
Identified Intangible Assets, net	202	332	289	—	823
Intercompany Advances	214	510	1,440	(2,164)	—
Other Assets	118	5	40	—	163

Total Assets	$3,543	$2,133	$3,835	$(5,777)	$3,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$81	$12	$77	$—	$170
Intercompany payables	429	1	222	(652)	—
Accrued liabilities	88	13	170	(12)	259
Short-term debt, including current portion of long-term debt	14	—	23	—	37
Intercompany short-term debt	3	—	633	(636)	—
Liabilities of discontinued operations	298	—	4	—	302

Total Current Liabilities	913	26	1,129	(1,300)	768

Long-Term Debt	1,351	—	8	—	1,359
Intercompany Long-Term Debt	5	23	1,511	(1,539)	—
Post Retirement Liabilities	384	3	78	—	465
Environmental Remediation Liabilities	264	1	14	—	279
Deferred Tax Liabilities	37	11	154	—	202
Other Liabilities	68	8	56	—	132

Shareholders’ Equity:
Common stock	1	—	—	—	1
Additional contributed capital	1,474	2,061	877	(2,938)	1,474
Accumulated other comprehensive loss	(286)	—	—	—	(286)
Accumulated deficit	(668)	—	—	—	(668)

Total Shareholders’ Equity attributable to Solutia	521	2,061	877	(2,938)	521
Equity attributable to noncontrolling interest	—	—	8	—	8

Total Shareholders’ Equity	521	2,061	885	(2,938)	529

Total Liabilities and Shareholders’ Equity	$3,543	$2,133	$3,835	$(5,777)	$3,734

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Condensed Consolidating Statement of Cash Flows
Twelve Months ended December 31, 2009

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(274)	$247	$278	$—	$251

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(18)	(5)	(27)	—	(50)
Acquisition and investment payments	—	(2)	—	—	(2)
Restricted cash investments	9	—	—	—	9
Investment proceeds and property disposals	16	—	6	—	22

Cash Provided by (Used in) Investing Activities	7	(7)	(21)	—	(21)

FINANCING ACTIVITIES:
Net change in lines of credit	(3)	—	(11)	—	(14)
Proceeds from short-term debt obligations	—	—	22	—	22
Payments of short-term debt obligations	—	—	(17)	—	(17)
Proceeds from long-term debt obligations	400	—	70	—	470
Payments of long-term debt obligations	(312)	—	(74)	—	(386)
Net change in long-term revolving credit facility	(175)	—	(6)	—	(181)
Debt issuance costs	(25)	—	—	—	(25)
Proceeds from stock issuance	119	—	—	—	119
Purchase of treasury shares	(2)	—	—	—	(2)
Other, net	—	—	(5)	—	(5)
Changes in investments and advances from (to) affiliates	369	(240)	(129)	—	—

Cash Provided by (Used in) Financing Activities	371	(240)	(150)	—	(19)

Increase in Cash and Cash Equivalents	104	—	107	—	211

CASH AND CASH EQUIVALENTS:
Beginning of year	—	1	31	—	32

End of year	$104	$1	$138	$—	$243

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Condensed Consolidating Statement of Cash Flows
Ten Months Ended December 31, 2008

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used In) Operations	$(386)	$240	$165	$—	$19

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(64)	(10)	(46)	—	(120)
Acquisition and investment payments	—	(4)	—	—	(4)
Investment proceeds and property disposals	52	—	—	—	52

Cash Used In Investing Activities	(12)	(14)	(46)	—	(72)

FINANCING ACTIVITIES:
Net change in lines of credit	3	—	22	—	25
Net change in long-term revolving credit facilities	(15)	—	10	—	(5)
Proceeds from stock issuance	422	—	—	—	422
Payment of long-term debt obligations	(437)	—	—	—	(437)
Debt issuance costs	—	—	(1)	—	(1)
Other, net	—	—	(2)	—	(2)
Changes in investments and advances from (to) affiliates	413	(234)	(179)	—	—

Cash Provided by (Used In) Financing Activities	386	(234)	(150)	—	2

Decrease in Cash and Cash Equivalents	(12)	(8)	(31)	—	(51)

CASH AND CASH EQUIVALENTS:
Beginning of period	12	9	62	—	83

End of period	$—	$1	$31	$—	$32

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Condensed Consolidating Statement of Cash Flows
Two Months Ended February 29, 2008

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used In) Operations	$(328)	$52	$(136)	$—	$(412)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(18)	(3)	(8)	—	(29)

Cash Used In Investing Activities	(18)	(3)	(8)	—	(29)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	1,600	—	—	—	1,600
Net change in long-term revolving credit facilities	190	—	—	—	190
Proceeds from stock issuance	250	—	—	—	250
Payment of short-term debt obligations	(951)	—	(15)	—	(966)
Payment of long-term debt obligations	—	—	(366)	—	(366)
Payment of debt obligations subject to compromise	(221)	—	—	—	(221)
Debt issuance costs	(135)	—	(1)	—	(136)
Changes in investments and advances from (to) affiliates	(374)	(48)	422	—	—

Cash Provided by (Used In) Financing Activities	359	(48)	40	—	351

Increase (Decrease) in Cash and Cash Equivalents	13	1	(104)	—	(90)

CASH AND CASH EQUIVALENTS:
Beginning of period	(1)	8	166	—	173

End of period	$12	$9	$62	$—	$83

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2007

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used In) Operations	$(209)	$85	$73	$—	$(51)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(69)	(14)	(68)	—	(151)
Acquisition and investment payments	(10)	(64)	(56)	—	(130)
Restricted cash	—	—	4	—	4
Investment proceeds and property disposals	45	—	27	—	72

Cash Used In Investing Activities	(34)	(78)	(93)	—	(205)

FINANCING ACTIVITIES:
Net changes in lines of credit	—	—	14	—	14
Proceeds from short-term debt obligations	325	—	—	—	325
Payment of short-term obligations	(53)	—	—	—	(53)
Proceeds from long-term debt obligations	—	—	75	—	75
Payment of long-term debt obligations	—	—	(4)	—	(4)
Net change in long-term revolving credit facilities	30	—	(91)	—	(61)
Debt issuance costs	(7)	—	(4)	—	(11)
Other, net	(6)	—	—	—	(6)
Changes in investments and advances from (to) affiliates	(70)	(13)	83	—	—

Cash Provided by (Used in) Financing Activities	219	(13)	73	—	279

Increase (Decrease) in Cash and Cash Equivalents	(24)	(6)	53	—	23

CASH AND CASH EQUIVALENTS:
Beginning of year	23	14	113	—	150

End of year	$(1)	$8	$166	$—	$173

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2009, Solutia carried out an evaluation, under the supervision and with the participation of Solutia’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Solutia’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, Solutia’s disclosure controls and procedures are effective in timely accumulating and communicating to them material information relating to Solutia and its consolidated subsidiaries that is required to be included in Solutia’s periodic SEC filings. The Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2009, Solutia’s disclosure controls and procedures are effective to provide reasonable assurance that Solutia records, processes, summarizes, and reports the required disclosure information within the specified time periods. Further, there were no changes in Solutia’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Management assessed the effectiveness of Solutia’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Solutia maintained effective internal control over financial reporting as of December 31, 2009.
Solutia’s independent auditors have issued an attestation report on Solutia’s internal control over financial reporting. This report appears on pages 48-49.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information under the headings “Code of Conduct”,” Director Biographies” and “Board Meetings and Committees” appearing in the section entitled “Corporate Governance Practices” and the information appearing in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be distributed to stockholders in connection with our 2010 annual meeting.

ITEM 11.	EXECUTIVE COMPENSATION
We incorporate by reference the information under the heading “Compensation Committee Interlocks and Insider Participation” appearing in the section entitled “Corporate Governance Practices” and under the headings “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grant of Plan-Based Awards for the Year Ended December 31, 2009”, “Outstanding Equity Awards at December 31, 2009”, “Executive Compensation & Development Committee Report”, “Option Exercises and Stock Vested for the Year Ended December 31, 2009”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Employment Agreements with Named Executive Officers”, “Potential Payments upon Termination of Employment or Change-in-Control” appearing in the section entitled “Executive and Director Compensation”, and “Director Compensation for the Year Ended December 31, 2009” appearing in the section entitled “The Board of Directors and Its Committees” in our Proxy Statement to be distributed to stockholders in connection with our 2010 annual meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate by reference the information appearing under the sections entitled “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement to be distributed to stockholders in connection with our 2010 annual meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate by reference the information under the headings “Related Party Transaction Policy and Procedures” and “Director Independence” appearing in the section entitled “Corporate Governance Practices” in our Proxy Statement to be distributed to stockholders in connection with our 2010 annual meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate by reference the information in the section entitled “Ratification of the Appointment of Independent Public Accounting Firm” in our Proxy Statement to be distributed to stockholders in connection with our 2010 annual meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this Form 10-K:
1.	Financial Statements—See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 47 of this report.
2.	The following supplemental schedule for the years ended December 31, 2009, 2008 and 2007
II—Valuation and Qualifying Accounts
3.
Exhibits—See the Exhibit Index beginning at page 110 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under (Exhibit Nos. 10(a) through 10(l), 10(n) and 10(o). The following exhibits listed in the Exhibit Index are filed with this Form 10-K:

10	(j)	Amended and Restated Employment Agreement by and between Solutia Inc. and Robert T. DeBolt
10	(k)	Executive Separation Pay Plan
10	(l)	Letter Agreement between Paul J. Berra, III and Solutia Inc. dated February 25, 2009
21		Subsidiaries of the Registrant
23		Consent of Independent Registered Public Accounting Firm
24	(a)	Powers of Attorney
24	(b)	Certified copy of board resolution authorizing Form 10-K filing using powers of attorney
31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLUTIA INC.
By:	/s/ Timothy J. Spihlman
Timothy J. Spihlman
Vice President and Controller (Principal Accounting Officer)

Dated: February 17, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry N. Quinn Jeffry N. Quinn	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 17, 2010

/s/ James M. Sullivan James M. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2010

/s/ Timothy J. Spihlman Timothy J. Spihlman	Vice President and Controller (Principal Accounting Officer)	February 17, 2010

* Eugene I. Davis	Director	February 17, 2010

* Robert K. deVeer, Jr.	Director	February 17, 2010

* James P. Heffernan	Director	February 17, 2010

* W. Thomas Jagodinski	Director	February 17, 2010

* William T. Monahan	Director	February 17, 2010

* Robert A. Peiser	Director	February 17, 2010

* Gregory C. Smith	Director	February 17, 2010

*
Paul J. Berra, III, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

/s/ Paul J. Berra, III
Paul J. Berra, III, Attorney-in-Fact

SCHEDULE II
SOLUTIA INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009, TEN MONTHS ENDED DECEMBER 31, 2008,
TWO MONTHS ENDED FEBRUARY 29, 2008 AND TWELVE MONTHS ENDED DECEMBER 31, 2007
(Dollars in Millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
		(1)
	Balance at	Charged to	(2)
	beginning of	costs and	Charged to		Balance at end
Description	year	expenses	other accounts	Deductions	of period
Successor:
Twelve Months Ended December 31, 2009

Valuation accounts for doubtful receivables	$—	$2	$—	$—	$2

Restructuring reserves	20	43	(3)	43	17

Ten Months Ended December 31, 2008

Valuation accounts for doubtful receivables	$—	$—	$—	$—	$—

Restructuring reserves	8	26	—	14	20

Predecessor:
Two Months Ended February 29, 2008

Valuation accounts for doubtful receivables	$2	$—	$(2)	$—	$—

Restructuring reserves	8	1	—	1	8

Year Ended December 31, 2007

Valuation accounts for doubtful receivables	$2	$—	$—	$—	$2

Restructuring reserves	5	8	12	17	8

EXHIBIT INDEX
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description
2		Debtors’ Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 of Solutia’s Form 8-K filed October 25, 2007)

3	(a)	Second Amended and Restated Certificate of Incorporation of Solutia Inc. (incorporated by reference to Exhibit 3.1 to Solutia’s Form 8-K filed on March 4, 2008)

3	(b)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 to Solutia’s Current Report on Form 8-K filed on July 27, 2009)

3	(c)	Amended and Restated Bylaws of Solutia Inc. (incorporated by reference to Exhibit 3.2 to Solutia’s Form 8-K filed on March 4, 2008)

4	(a)
382 Rights Agreement, dated as of July 27, 2009, between Solutia Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate Designation, Preferences and Rights of Series A Participating Preferred Stock as Exhibit A and the Summary of Rights as Exhibit C. (incorporated by reference to Exhibit 3.1 to Solutia’s Current Report on Form 8-K filed July 27, 2009)

4	(b)
Indenture dated October 15, 2009 by and between Solutia Inc., the subsidiary guarantors parties thereto and the Trustee. (incorporated by reference to Exhibit 4.1 to Solutia’s Current Report on Form 8-K filed October 16, 2009)

4	(c)
First Supplemental Indenture to the Indenture dated October 15, 2009, by and between Solutia Inc., the subsidiary guarantors parties thereto and the Trustee. (incorporated by reference to Exhibit 4.2 to Solutia’s Current Report on Form 8-K filed October 16, 2009)

4	(d)
Form of Non-Qualified Stock Option Agreement pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Solutia’s Form 10-Q for the first quarter ended March 31, 2008)

4	(e)
Form of Restricted Stock Award Agreement Pursuant To The Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Solutia’s Form 10-Q for the quarter ended March 31, 2008)

4	(f)
Form of Restricted Stock Unit Award Agreement Pursuant To The Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to Solutia’s Form 10-Q for the quarter ended March 31, 2008)

4	(g)
Registration Rights Agreement, dated as of November 19, 2007, by and among Solutia Inc. and the holders party thereto (incorporated by reference to Exhibit 4.1 to Solutia’s Form 8-K filed March 5, 2008)

4	(h)	Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4(c) to Solutia’s registration statement on Form S-8 filed February 28, 2008)

4	(i)	Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 4(d) to Solutia’s registration statement on Form S-8 filed February 28, 2008)

4	(j)
Warrant Agreement, dated as of February 28, 2008, by and between Solutia Inc. and American Stock Transfer and Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.1 to Solutia’s Form 8-K filed March 4, 2008)

10	(a)	Financial Planning and Tax Preparation Services Program for the Executive Leadership Team (incorporated by reference to Exhibit 10(a) of Solutia’s Form 10-K for the year ended December 31, 1997)

10	(b)	Letter Agreement between Solutia Inc. and Luc De Temmerman effective as of July 19, 2004 (incorporated by reference to Exhibit 99.3 of Solutia’s Form 8-K filed January 18, 2005)

10	(c)	2007 Solutia Annual Incentive Program. (incorporated by reference to Exhibit 10.1 of Solutia’s Form 8-K filed on March 17, 2007)

10	(d)	Amended 2008 Solutia Inc. Annual Incentive Plan. (incorporated by reference to Exhibit 10(f) to Solutia’s Form 10-K for the year ended December 31, 2008)

10	(e)	Amended and Restated Employment Agreement by and between Solutia Inc. and Jeffry N. Quinn. (incorporated by reference to Exhibit 10(g) to Solutia’s Form 10-K for the year ended December 31, 2008)

Exhibit No.		Description
10	(f)	Amended and Restated Employment Agreement by and between Solutia Inc. and Kent J. Davies. (incorporated by reference to Exhibit 10(h) to Solutia’s Form 10-K for the year ended December 31, 2008)

10	(g)	Amended and Restated Employment Agreement by and between Solutia Inc. and Luc De Temmerman. (incorporated by reference to Exhibit 10(i) to Solutia’s Form 10-K for the year ended December 31, 2008)

10	(h)	Amended and Restated Employment Agreement by and between Solutia Inc. and James M. Sullivan. (incorporated by reference to Exhibit 10(k) to Solutia’s Form 10-K for the year ended December 31, 2008)

10	(i)	Amended and Restated Employment Agreement by and between Solutia Inc. and James R. Voss. (incorporated by reference to Exhibit 10(l) to Solutia’s Form 10-K for the year ended December 31, 2008)

10	(j)	Amended and Restated Employment Agreement by and between Solutia Inc. and Robert T. DeBolt.

10	(k)	Executive Separation Pay Plan

10	(l)	Letter Agreement between Paul J. Berra, III and Solutia Inc. dated February 25, 2009

10	(m)
Transaction Agreement, dated as of March 31, 2009, by and between Solutia Inc., NyCo LLC, SK Capital Partners II, L.P. and SK Titan Holdings LLC. (incorporated by reference to Exhibit 10.1 to Solutia’s Current Report on Form 8-K filed April 1, 2009)

10	(n)	Solutia Inc. Annual Incentive Plan. (incorporated by reference to Exhibit 10.6 to Solutia’s Form 8-K filed March 5, 2008)

10	(o)	Solutia Inc. Savings and Investment Restoration Plan. (incorporated by reference to Exhibit 10.7 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

10	(p)	Solutia Inc. Non-Employee Director Deferred Compensation Plan. (incorporated by reference to Exhibit 10(p) to Solutia’s Form 10-K for the year ended December 31, 2008)

10	(q)	Solutia Inc. Non-Employee Director Deferred Compensation Plan Form of Deferral Election Form. (incorporated by reference to Exhibit 10(q) to Solutia’s Form 10-K for the year ended December 31, 2008)

10	(r)
Transaction agreement by and among Akzo Nobel Chemicals International B.V., Akzo Nobel Chemicals Inc., Akzo Nobel N.V., Flexsys Holding B.V., Flexsys America LP, Flexsys Rubber Chemicals Ltd. and Solutia Inc. (incorporated by reference to Exhibit 10(rr) of Solutia’s Form 10-K for the year ended December 31,2006)

10	(s)
Works council side letter by and among Akzo Nobel N.V., Akzo Nobel Chemicals International B.V., Flexsys America LP, Flexsys Rubber Chemicals Ltd. and Solutia Inc., dated as of February 27, 2007 (incorporated by reference to Exhibit 10(ss) of Solutia’s Form 10-K for the year ended December 31, 2006)

10	(t)
Amended and Restated Monsanto Settlement Agreement dated as of February 28, 2008 among Solutia Inc., Monsanto Company and SFC LLC (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed March 5, 2008)

10	(u)
Pharmacia Indemnity Agreement, dated as of February 28, 2008, by and between Solutia Inc. and Pharmacia Corporation (incorporated by reference to Exhibit 10.2 to Solutia’s Form 8-K filed March 5, 2008)

10	(v)
First Amended and Restated Retiree Settlement Agreement dated as of July 10, 2007 among Solutia Inc. and the claimants set forth therein (incorporated by reference to Exhibit 10.3 to Solutia’s Form 8-K filed March 5, 2008)

10	(w)	2008 Retiree Welfare Plan (incorporated by reference to Exhibit 10.4 to Solutia’s Form 8-K filed March 5, 2008)

10	(x)
First Amendment dated as of October 15, 2009 to the Credit Agreement dated as of February 28, 2008 among Solutia Inc., the lending institutions party thereto and Citibank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.3 to Solutia’s Current Report on Form 8-K filed October 16, 2009)

10	(y)
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

10	(z)
First Amendment dated as of May 29, 2009 to the Credit Agreement, dated as of February 28, 2008, among Solutia Inc., Solutia Europe SPRL/BVBA, Flexsys SA/NV, and Citibank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 to Solutia’s Current Report on Form 8-K filed October 16, 2009)

Exhibit No.		Description
10	(aa)
Second Amendment dated as of October 15, 2009 to the Credit Agreement, dated as of February 28, 2008 to Credit Agreement dated as of May 29, 2009 among Solutia Inc., Solutia Europe SPRL/BVBA, Flexsys SA/NV, and Citibank, N.A., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.2 to Solutia’s Current Report on Form 8-K filed October 16, 2009)

10	(bb)
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

10	(cc)
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

10	(dd)
Guarantee Agreement, dated as of February 28, 2008, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Citibank, N.A., as Collateral Agent (Term Loan) (incorporated by reference to Exhibit 10.4 to Solutia’s Form 8-K filed March 4, 2008)

10	(ee)
Security Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto, as Grantors, and Citibank N.A., as Collateral Agent (Term Loan) (incorporated by reference to Exhibit 10.5 to Solutia’s Form 8-K filed March 4, 2008)

10	(ff)
Pledge Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto, as Pledgors, and Citibank N.A., as Collateral Agent (Term Loan) (incorporated by reference to Exhibit 10.6 to Solutia’s Form 8-K filed March 4, 2008)

10	(gg)
Guarantee Agreement, dated as of February 28, 2008, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Citibank, N.A., as Collateral Agent (ABL Facility) (incorporated by reference to Exhibit 10.7 to Solutia’s Form 8-K filed March 4, 2008)

10	(hh)
Security Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto, as Grantors, and Citibank N.A., as Collateral Agent (ABL Facility) (incorporated by reference to Exhibit 10.8 to Solutia’s Form 8-K filed March 4, 2008)

10	(ii)
Pledge Agreement, dated as of February 28, 2008, by and among Solutia Inc., the subsidiaries party thereto, as Pledgors, and Citibank N.A., as Collateral Agent (ABL Facility) (incorporated by reference to Exhibit 10.9 to Solutia’s Form 8-K filed March 4, 2008)

10	(jj)
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

10	(kk)	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Security Agreement (ABL) (incorporated by reference to Exhibit 10.1 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

10	(ll)	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Security Agreement (Term) (incorporated by reference to Exhibit 10.2 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

10	(mm)	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Guarantee Agreement (ABL) (incorporated by reference to Exhibit 10.3 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

10	(nn)	Joinder Agreement Supplement No. 1 dated as of May 5, 2008, to the Guarantee Agreement (Term) (incorporated by reference to Exhibit 10.4 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

10	(oo)	Intercreditor Agreement Joinder dated as of May 5, 2008 (incorporated by reference to Exhibit 10.6 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)

11		Omitted—Inapplicable; see “Consolidated Statement of Operations” on page 50.

12		Omitted — Inapplicable

Exhibit No.		Description
14		Solutia Inc. Code of Ethics for Senior Financial Officers as amended (incorporated by reference to Exhibit 14 of Solutia’s Form 10-K for the year ended December 31, 2006)

16		Omitted—Inapplicable

18		Omitted—Inapplicable

21		Subsidiaries of the Registrant

22		Omitted—Inapplicable

23		Consent of Independent Registered Public Accounting Firm

24	(a)	Powers of Attorney

24	(b)	Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney

31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002