Form 10-Q
period 2010-04-27
SOLUTIA INC
filed 2010-04-27
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ___    No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer   X   Accelerated Filer       Non-Accelerated Filer        Smaller Reporting Company ___ (Do not check if a smaller reporting company).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No   X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by Court.  Yes  X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock, $0.01 par value	121,353,399

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net Sales	$466	$339
Cost of goods sold	320	258
Gross Profit	146	81
Selling, general and administrative expenses	66	50
Research, development and other operating expenses, net	4	4
Operating Income	76	27
Interest expense	(38)	(37)
Other income (loss), net	3	(1)
Loss on debt extinguishment	(89)	--
Loss from Continuing Operations Before Income Tax Expense (Benefit)	(48)	(11)
Income tax expense (benefit)	9	(7)
Loss from Continuing Operations	(57)	(4)
Loss from Discontinued Operations, net of tax	--	(155)
Net Loss	(57)	(159)
Net income attributable to noncontrolling interest	1	--
Net Loss attributable to Solutia	$(58)	$(159)

Basic and Diluted Loss per Share attributable to Solutia:
Loss from Continuing Operations attributable to Solutia	$(0.49)	$(0.04)
Loss from Discontinued Operations, net of tax	--	(1.66)
Net Loss attributable to Solutia	$(0.49)	$(1.70)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net Loss	$(57)	$(159)
Other Comprehensive Income (Loss):
Currency translation adjustments	(35)	(37)
Unrealized gain on derivative instruments	--	4
Amortization of net actuarial loss	1	2
Pension settlement charge	1	--
Comprehensive Loss	(90)	(190)
Comprehensive Income attributable to noncontrolling interest	1	--
Comprehensive Loss attributable to Solutia	$(91)	$(190)

See accompanying Notes to the Consolidated Financial Statements

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$458	$243
Trade receivables, net of allowances of $3 in 2010 and $2 in 2009	283	268
Miscellaneous receivables	75	82
Inventories	271	257
Prepaid expenses and other assets	21	37
Assets of discontinued operations	10	10
Total Current Assets	1,118	897
Net Property, Plant and Equipment	883	919
Goodwill	511	511
Identified Intangible Assets, net	783	803
Other Assets	91	136
Total Assets	$3,386	$3,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$167	$169
Accrued liabilities	221	206
Short-term debt, including current portion of long-term debt	24	28
Liabilities of discontinued operations	46	50
Total Current Liabilities	458	453
Long-Term Debt	1,536	1,264
Postretirement Liabilities	353	411
Environmental Remediation Liabilities	255	260
Deferred Tax Liabilities	169	179
Other Liabilities	102	99

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock at $0.01 par value; (500,000,000 shares authorized, 121,869,293 shares issued in both 2010 and 2009)	1	1
Additional contributed capital	1,616	1,612
Treasury shares, at cost (515,894 in 2010 and 430,203 in 2009)	(3)	(2)
Accumulated other comprehensive loss	(270)	(237)
Accumulated deficit	(839)	(781)
Total Shareholders’ Equity attributable to Solutia	505	593
Equity attributable to noncontrolling interest	8	7
Total Shareholders’ Equity	513	600
Total Liabilities and Shareholders’ Equity	$3,386	$3,266

See accompanying Notes to the Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
INCREASE IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net loss	$(57)	$(159)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Loss from discontinued operations, net of tax	--	155
Depreciation and amortization	27	25
Pension obligation related expense less than contributions	(52)	(5)
Other postretirement benefit obligation related expense less than contributions	--	(2)
Amortization of deferred debt issuance costs and debt discount	4	5
Deferred income taxes	(11)	(14)
Other charges (gains):
Non-cash loss on deferred debt issuance cost write-off	80	--
Other charges (gains), including restructuring expenses	20	(1)
Changes in assets and liabilities:
Income taxes payable	5	(9)
Trade receivables	(15)	33
Inventories	(14)	31
Accounts payable	(7)	(42)
Environmental remediation liabilities	(5)	(5)
Restricted cash for environmental remediation and other legacy payments	--	5
Other assets and liabilities	25	13
Cash Provided by Operations – Continuing Operations	--	30
Cash Provided by (Used in) Operations – Discontinued Operations	(4)	40
Cash Provided by (Used in) Operations	(4)	70

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(5)	(15)
Acquisition and investment payments	(1)	(1)
Investment proceeds and property disposals	--	1
Cash Used in Investing Activities – Continuing Operations	(6)	(15)
Cash Used in Investing Activities – Discontinued Operations	--	(5)
Cash Used in Investing Activities	(6)	(20)

FINANCING ACTIVITIES:
Net change in lines of credit	--	2
Proceeds from long-term debt obligations	1,144	--
Net change in long-term revolving credit facilities	--	(43)
Payment of long-term debt obligations	(876)	(3)
Debt issuance costs	(25)	--
Purchase of treasury shares	(1)	(1)
Other, net	(9)	(2)
Cash Provided by (Used in) Financing Activities	233	(47)

Effect of Exchange Rate Changes on Cash	(8)	--

INCREASE IN CASH AND CASH EQUIVALENTS	215	3
CASH AND CASH EQUIVALENTS:
Beginning of period	243	32
End of period	$458	$35

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$16	$19
Cash payments for income taxes, net of refunds	$7	$2

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$3	$6

Non-Cash Financing Activities:
Deferred debt issuance costs included in other liabilities	$2	$--

See accompanying Notes to the Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Equity attributable to Solutia
	Common Stock	Additional Contributed Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Equity Attributable to Noncontrolling Interest	Total Shareholders’ Equity
Beginning Balance – January 1, 2009	$1	$1,474	$--	$(286)	$(668)	$8	$529
Comprehensive income:
Net loss	--	--	--	--	(159)	--	(159)
Accumulated currency adjustments	--	--	--	(37)	--	--	(37)
Unrealized gain on derivative instruments	--	--	--	4	--	--	4
Amortization of net actuarial loss	--	--	--	2	--	--	2
Dividends attributable to noncontrolling interest	--	--	--	--	--	(2)	(2)
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	6	--	--	--	--	6
Ending Balance – March 31, 2009	$1	$1,480	$(1)	$(317)	$(827)	$6	$342

Beginning Balance – January 1, 2010	$1	$1,612	$(2)	$(237)	$(781)	$7	$600
Comprehensive income:
Net loss	--	--	--	--	(58)	1	(57)
Accumulated currency adjustments	--	--	--	(35)	--	--	(35)
Amortization of net actuarial loss	--	--	--	1	--	--	1
Pension settlement charge	--	--	--	1	--	--	1
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	4	--	--	--	--	4
Ending Balance – March 31, 2010	$1	$1,616	$(3)	$(270)	$(839)	$8	$513

See accompanying Notes to the Consolidated Financial Statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Basis of Presentation and Accounting Policies

Basis of Presentation

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we”, and “our” in this report refer to Solutia Inc. and its subsidiaries.  The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Therefore, this Report on Form 10-Q should be read in conjunction with Solutia’s Report on Form 10-K for the fiscal year ended December 31, 2009.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.  Financial information for the first quarter of fiscal year 2010 should not be annualized because of the seasonality of our business.

Accounting Policies

Inventory Valuation

Inventories are stated at cost or market, whichever is less, with cost being determined using standards, which approximate actual cost.  Variances, exclusive of unusual volume and operating performance, are capitalized into inventory when material. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity.  Effective January 1, 2010, the cost of all consolidated inventories is determined using the FIFO method.  For further detail, see Note 5 – Detail of Certain Balance Sheet Accounts.

Recently Issued and Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  Therefore, the additional disclosure requirements for 2010 have been taken into consideration in Note 10 – Fair Value of Financial Instruments.  The additional disclosure requirements effective for periods beginning after December 15, 2010 are not expected to have any financial impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  ASU 2010-09 amends ASC 855 Subsequent Events to no longer require public filers to disclose the date through which subsequent events have been evaluated.

2.  Acquisitions and Divestitures

Acquisitions

On February 28, 2010, Solutia entered into an agreement to purchase Etimex Solar GmbH (“Etimex Solar”) for €240 million or $324 if a March 31, 2010 conversion rate of 1.35 were utilized, subject to a working capital adjustment (“Etimex Acquisition”).  Etimex Solar is a leading supplier of ethylene vinyl acetate (“EVA”) encapsulants to the photovoltaic market which enables us to expand our product portfolio to supply each of the dominant photovoltaic encapsulant technologies.  We expect the acquisition to close during the second quarter of 2010.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Divestitures

On June 1, 2009, we sold substantially all the assets and certain liabilities, including environmental remediation and pension liabilities of active employees, of our Integrated Nylon business to S.K. Capital Partners II, L.P. (“Buyer”), a New York-based private equity firm.  In the three months ended March 31, 2009, we wrote the carrying value of our fixed assets down from $48 to their fair value of zero, resulting in a $31 loss, net of tax, which was recorded in loss from discontinued operations.  The fair value of these long-lived assets was developed using the sales agreement, which is a Level 2 fair value measurement under the fair value hierarchy.

A summary of the net sales and loss from discontinued operations is as follows:
	Three Months Ended March 31,
	2010	2009
Integrated Nylon:
Operating results:
Net sales	$--	$208
Loss before income taxes	$--	$(174)
Income tax benefit	--	(17)
Loss from discontinued operations, net of tax	$--	$(157)

The carrying amounts of all assets and liabilities associated with our Integrated Nylon business have been classified as current in the Consolidated Statement of Financial Position and consist of the following:

	March 31, 2010	December 31, 2009

Assets:
Miscellaneous receivables	$10	$10
Assets of discontinued operations	$10	$10

Liabilities:
Accounts payable	$29	$29
Accrued liabilities	17	21
Liabilities of discontinued operations	$46	$50

The operating results of our Integrated Nylon business reflect adjustments to our interest expense associated with debt which would be repaid using anticipated sales proceeds which were not previously allocated to the results of this business.  Conversely, certain corporate expenses are excluded from the operating results which had previously been allocated to Integrated Nylon.

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

On April 20, 2010, we entered into a settlement agreement that resolved all outstanding matters with Lyondell in exchange for payment by us of $17 (“Lyondell Settlement”).  Separately, we have entered into an agreement with the Buyer whereby our liability for indirect residual costs at the plant is settled in exchange for a payment by us of $4.  The Lyondell Settlement was approved by the bankruptcy court on April 23, 2010, but remains contingent upon Lyondell emerging from bankruptcy protection.  Because the proceedings of bankruptcy court are inherently uncertain, any gain that might result from the settlements for amounts less than currently accrued will only be recognized upon the resolution of this contingency.

On January 31, 2003, we sold the resins, additives and adhesives business to UCB S.A.  During the three months ended March 31, 2009, changes related to tax audits from 2000 through 2004 for our 100% owned subsidiary, Solutia Deutschland GmbH, resulted in a reduction in previously unrecognized tax benefits of $2.  Accordingly, an income tax benefit equal to this amount was recognized in loss from discontinued operations.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

3.  Share-Based Compensation

Stock Options

We granted options to purchase a total of 10,000 shares of common stock to eligible employees under our 2007 Management Long-Term Incentive Plan (“2007 Management Plan”) during the three months ended March 31, 2010.  We did not grant any options under our 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”) during the three months ended March 31, 2010.  The options granted (i) have an exercise price of not less than 100 percent of the fair market value of the common stock on the grant date, (ii) become exercisable in three equal installments on the first, second, and third anniversary of the grant date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.  We did not grant any options to purchase shares of common stock under the 2007 Management Plan or 2007 Director Plan during the three months ended March 31, 2009.

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

The weighted-average fair value of options granted during the three months ended March 31, 2010 was determined based on the following weighted-average assumptions:

March 31, 2010

Expected volatility	35.13%
Expected term (in years)	6
Risk-free rate	2.44%
Weighted-average grant date fair value	$4.98

A summary of stock option information as of March 31, 2010 is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (a)

Vested or Expected to Vest at March 31, 2010	1,863,741	$17.22	7.9	$--
Exercisable at March 31, 2010	1,240,857	$17.30	7.9	$--

(a)
Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date. If the exercise price of the underlying awards is higher than the quoted market price of our common stock as of the reporting date, the intrinsic value of the award is $0.

During the three months ended March 31, 2010, we recognized $1 of compensation expense related to our stock options.  For the three months ended March 31, 2009, we recognized $2 of compensation expense related to our stock options, of which less than $1 was allocated to discontinued operations.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $3 as of March 31, 2010 which will be recognized as expense over a remaining weighted-average period of 1 year.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Restricted Stock Awards

We did not grant any restricted stock awards under the 2007 Management Plan or the 2007 Director Plan during either the three months ended March 31, 2010 or 2009.

During the three months ended March 31, 2010, we recognized $3 of compensation expense related to our restricted stock awards. During the three months ended March 31, 2009, we recognized $4 of compensation expense related to our restricted stock awards, of which less than $1 was allocated to discontinued operations.  Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $17 as of March 31, 2010 which will be recognized as expense over a remaining weighted-average period of 1.5 years.

4.  Goodwill and Other Intangible Assets

Goodwill

Goodwill by reportable segment as of March 31, 2010 and December 31, 2009 is as follows:

Balance
Advanced Interlayers	$205
Performance Films	159
Technical Specialties	147
Total	$511

Identified Intangible Assets

Intangible assets are summarized in aggregate as follows:

	March 31, 2010				December 31, 2009
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships	23 to 27	$486	$(38)	$448	23 to 27	$491	$(34)	$457
Technology	5 to 26	197	(21)	176	5 to 26	202	(19)	183
Trade names	25	13	(1)	12	25	13	(1)	12
Patents	13	5	(1)	4	13	5	(1)	4
Non amortizable intangible assets:
Trademarks		143	--	143		147	--	147
Total Identified Intangible Assets		$844	$(61)	$783		$858	$(55)	$803

During both the three months ended March 31, 2010 and 2009, we recognized $7 of amortization expense of intangible assets.  Amortization expense is allocated to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations as follows:

	Three Months Ended March 31,
	2010	2009

Cost of goods sold	$2	$2
Selling, general and administrative expenses	$5	$5

We expect amortization expense for intangible assets to total approximately $30 for each of the years ending December 31, 2010 through 2014.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

5.  Detail of Certain Balance Sheet Accounts

Components of inventories were as follows:

Inventories	March 31, 2010	December 31, 2009

Finished goods	$150	$138
Goods in process	46	47
Raw materials and supplies	75	71
Inventories, at FIFO cost	$271	256
Excess of LIFO over FIFO cost		1
Total Inventories		$257

On January 1, 2010 we changed our method of accounting for inventories in the United States, excluding supplies, from determining cost using the LIFO method to determining cost using the FIFO method.  All of our other operations will continue to be valued at cost, determined by the FIFO method.  We believe this change is preferable as the FIFO method better reflects the current value of inventories on the Consolidated Statement of Financial Position.  Furthermore, the application of the FIFO method provides a uniform costing method across our global operations.  Prior financial statements have not been retroactively adjusted due to immateriality. The cumulative effect of the change in accounting principle of $1 was recorded as an increase to cost of goods sold as of January 1, 2010.

Components of property, plant, and equipment were as follows:

Property, Plant and Equipment	March 31, 2010	December 31, 2009

Land	$33	$33
Leasehold improvements	10	10
Buildings	204	211
Machinery and equipment	747	758
Construction in progress	33	35
Total property, plant and equipment	1,027	1,047
Less accumulated depreciation	(144)	(128)
Total Property, Plant, and Equipment, Net	$883	$919

Components of accrued liabilities were as follows:

Accrued Liabilities	March 31, 2010	December 31, 2009

Wages and benefits	$37	$24
Foreign currency and interest rate hedge agreements	10	7
Restructuring reserves	10	13
Environmental remediation liabilities	31	31
Accrued income taxes payable	21	19
Accrued selling expenses	14	20
Accrued interest	20	8
Other	78	84
Total Accrued Liabilities	$221	$206

6.  Income Taxes

Income Tax Expense

We recorded net income tax expense of $9 for the three months ended March 31, 2010 and a net income tax benefit of $7 for the three months ended March 31, 2009.  Our income tax expense or benefit is affected by changes in unrecognized tax benefits and the mix of income and losses in the tax jurisdictions in which we operate.    Included in the net income tax benefit for the three months ended March 31, 2009 is a previously unrecognized tax benefit of $10 recognized in this period due to developments in case law changing the technical merits of a tax position.  For both of the periods presented, we recorded income tax expense on ex-U.S. earnings but a full valuation allowance against the tax benefit on losses experienced in the U.S.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits, inclusive of interest and penalties, at March 31, 2010 and December 31, 2009 was $149 and $155, respectively.  Included in the balance at March 31, 2010 and December 31, 2009 were $52 and $54, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The decrease in the amounts is mainly the result of the closure of tax audits, statute of limitation expirations, and the effect of currency exchange rate fluctuations, offset by tax positions with respect to events in the current year.

We file income tax returns in the U.S. and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.  It is reasonably possible that within the next 12 months as a result of the resolution of federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $12.

7.  Restructuring Reserves

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

Cologne Facility Closure

In the fourth quarter 2009, we announced the sale of our customer list and technology related to select products in our PERKACIT® ultra accelerators product line within our Technical Specialties reportable segment (“Thiurams Sale”).  As part of the Thiurams Sale, we entered into an agreement with the buyer to produce the select products through March 31, 2010 (“Tolling Agreement”) for $4.  At the end of the Tolling Agreement, we ceased manufacturing at the Akzo Nobel facility in Cologne, Germany (“Cologne Facility”) where we operated as a guest with expectation of a complete exit of this facility by the third quarter of 2010.  A summary of the charges associated with this project during the three months ended March 31, 2010 and cumulative charges through March 31, 2010 are as follows:

	Future Contractual Payments	Employment Reductions	Total
Three Months Ended and Cumulative through March 31, 2010:
Cost of goods sold	$1	$1	$2
Selling, general and administrative expenses	--	1	1
Total	$1	$2	$3

To complete the closure process, based on current information, we expect to incur charges of approximately $5 as an increase to cost of goods sold, categorized as follows:  (i) $2 for employment reductions and (ii) $3 for other costs including demolition.  There can be no assurance as to what the ultimate charges will be.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

General Corporate

    In the fourth quarter of 2008, we initiated a general corporate restructuring targeted to increase the efficiency and cost effectiveness of our support operations.  Throughout 2009, this project expanded in scope to include a reduction in operational personnel in order to more appropriately match our organization with current production levels.  A summary of the employee reduction charges associated with this project during the three months ended March 31, 2010 and cumulative charges through March 31, 2010 are as follows:

	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated and Other	Total
Three Months Ended March 31, 2010:
Cost of goods sold	$--	$1	$--	$--	$1
Selling, general and administrative expenses	--	--	1	--	1
Total	$--	$1	$1	$--	$2

Cumulative through March 31, 2010:
Cost of goods sold	$3	$2	$1	$1	$7
Selling, general and administrative expenses	12	3	3	13	31
Research, development and other operating expenses, net	1	--	--	--	1
Total	$16	$5	$4	$14	$39

In addition to the cumulative employee reduction charges recorded in selling, general and administrative expenses, we incurred $1 of charges for future contractual payments related to the relocation of certain regional support operations from Singapore to Shanghai, China.  We expect to incur an additional $1 in charges to be shared by all our segments to cover the cost of impacted headcount reductions.

Ruabon Facility Closure

Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we ceased the manufacturing of certain rubber chemicals at our facility in Ruabon, United Kingdom (“Ruabon Facility”) in the third and fourth quarters of 2008 with an expected final closure of the plant in 2014.  A summary of the charges associated with this project within our Technical Specialties reportable segment during the three months ended March 31, 2010 and cumulative charges and changes in estimates through March 31, 2010 as recorded in cost of goods sold are as follows:

	Future Contractual Payments	Employment Reductions	Other Restructuring Costs	Total
Three Months Ended March 31, 2010:
Charges taken	$--	$--	$1	$1

Cumulative through March 31, 2010:
Charges taken	$10	$9	$5	$24
Changes in estimates (a)	(5)	--	--	(5)
Total	$5	$9	$5	$19

(a)
We reduced the future contractual payment reserve by $5 due to a renegotiation of the lease and operating agreement with our third party operator.  The new lease and operating agreement, which is effective from September 1, 2009 through December 31, 2013, reduced the services to be provided and increased certain fees allowing the contract to provide an economic benefit.

To complete the closure process, based on current information, we expect to incur an additional $4 in charges as an increase to cost of goods sold for other restructuring costs including demolition.

Restructuring Summary

A summary of all restructuring activity during the three months ended March 31, 2010 is as follows:

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Future Contractual Payments	Employment Reductions	Other Restructuring Costs	Total

Balance at December 31, 2009	$2	$15	$--	$17
Charges taken	1	4	1	6
Amounts utilized	(1)	(7)	(1)	(9)
Currency fluctuations	--	(1)	--	(1)
Balance at March 31, 2010	$2	$11	$--	$13

We expect $10 of restructuring liabilities as of March 31, 2010 to be utilized within the next twelve months.

8.  Commitments and Contingencies

Litigation

We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for monetary damages.  As of March 31, 2010 and December 31, 2009, we accrued approximately $2 for legal costs to defend ourselves in legal matters.

Except for the potential effect of an unfavorable outcome with respect to our Legacy Tort Claims Litigation, it is our opinion that the aggregate of all claims and lawsuits will not have a material adverse impact on our consolidated financial statements.

Legacy Tort Claims Litigation

Pursuant to the Amended and Restated Settlement Agreement effective February 28, 2008, entered into by Solutia and Monsanto Company (“Monsanto”) in connection with our emergence from Chapter 11 (the “Monsanto Settlement Agreement”), Monsanto is responsible to defend and indemnify Solutia for any Legacy Tort Claims as that term is defined in the agreement, while Solutia retains responsibility for tort claims arising out of exposure occurring after our spinoff from Pharmacia Corporation (“Pharmacia”) (the former Monsanto Company which is now a 100% owned subsidiary of Pfizer, Inc.), which occurred on September 1, 1997 (the “Solutia Spinoff”).  Solutia or its 100% owned subsidiary, Flexsys, have been named as defendants in the following actions, and have submitted the matters to Monsanto as Legacy Tort Claims.  However, to the extent these matters relate to post Solutia Spinoff exposure or such matters are not within the meaning of “Legacy Tort Claims” within the Monsanto Settlement Agreement, we would potentially be liable.  All claims in the Flexsys tort litigation matters described below concern alleged conduct occurring while Flexsys was a joint venture of Solutia and Akzo Nobel, and any potential damages in these cases would be evenly apportioned between Solutia and Akzo Nobel.  In addition to the below actions, Monsanto has sought indemnity from us for certain tort and workers’ compensation claims in which Monsanto has been named a defendant.  We have rejected such demand pursuant to the Monsanto Settlement Agreement.  There are no pending legal actions regarding these alleged indemnification rights.

Putnam County, West Virginia Litigation:  In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel (Solutia is not a named defendant) alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  The relevant production activities at the facility occurred during Pharmacia’s ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (whose interest was subsequently transferred to us in the Solutia Spinoff) and Akzo Nobel.  The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Escambia County, Florida Litigation:  In June 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia, and the plant manager at Solutia's former Pensacola plant, which was included in the sale of our Integrated Nylon business.  The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and allegedly continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination, and (2) remediation of the alleged contamination in the waterways.  Plaintiffs did not specify the amount of their alleged damages in their complaint.  Plaintiffs have subsequently amended their complaint to add additional plaintiffs to the litigation, such that 111 property and business owners are now named as plaintiffs.

St. Clair and Madison Counties, Illinois Litigation:  In February 2009, a purported class action lawsuit was filed in the Circuit Court of St. Clair County, Illinois against Solutia, Pharmacia, Monsanto and two other unrelated defendants alleging the contamination of their property from PCBs, dioxins, furans, and other alleged hazardous substances emanating from the defendants’ facilities in Sauget, Illinois (including our W.G. Krummrich site in Sauget, Illinois).  The proposed class action is comprised of residents who live within a two-mile radius of the Sauget facilities.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants from their property.

In addition to the purported class action lawsuit, twenty additional individual lawsuits have been filed since February 2009 against the same defendants (including Solutia) comprised of claims from over one thousand individual residents of Illinois who claim they suffered illnesses and/or injuries as well as property damages as a result of the same PCB’s, dioxins, furans, and other alleged hazardous substances allegedly emanating from the defendants’ facilities in Sauget.  Moreover, two additional individual lawsuits comprised of claims from eight plaintiffs have been filed in Madison County, Illinois, alleging the plaintiffs suffered illnesses resulting from exposure to benzene, PCBs, dioxins, furans and other hazardous substances.

Upon assessment of the terms of the Monsanto Settlement Agreement and other defenses available to us, we believe the probability of an unfavorable outcome to us on the Putnam County, West Virginia, Escambia County, Florida, and St. Clair and Madison Counties, Illinois litigation against us is remote and, accordingly, we have not recorded a loss contingency.  Nonetheless, if it were subsequently determined these matters are not within the meaning of “Legacy Tort Claims,” as defined in the Monsanto Settlement Agreement, or other defenses to us were unsuccessful, it is reasonably possible we would be liable for an amount which cannot be estimated but which could have a material adverse effect on our consolidated financial statements.

Solutia Inc. Employees’ Pension Plan Litigation

    Starting in October 2005, separate purported class action lawsuits were filed by current or former participants in our U.S. pension plan (“U.S. Plan”), which were ultimately consolidated in September 2006 into a single case.  The Consolidated Class Action Complaint alleged three separate causes of action against the U.S. Plan: (1) the U.S. Plan violates ERISA by terminating interest credits on prior plan accounts at the age of 55; (2) the U.S. Plan is improperly backloaded in violation of ERISA; and (3) the U.S. Plan is discriminatory on the basis of age.  In September 2007, the court dismissed the plaintiffs’ second and third claims, and by consent of the parties, certified a class action against the U.S. Plan only with respect to plaintiffs’ claim that the U.S. Plan violates ERISA by allegedly terminating interest credits on prior plan accounts at the age of 55.  On June 11, 2009, the United States District Court for the Southern District of Illinois entered a summary judgment in favor of the U.S. Plan on the sole remaining claim against the U.S. Plan.  The district court entered its final appealable judgment in the case on September 29, 2009, and plaintiffs have appealed the decision to the Seventh Circuit Court of Appeals.

Medicare Reimbursement Litigation

In December 2009, the Department of Justice (“DOJ”), on behalf of the United States government, filed suit in the United States District Court, Northern District of Alabama (in a case captioned United States of America v. Stricker, et al.), against Solutia, Monsanto, Pharmacia, and the attorneys and law firms who represented the plaintiffs in Abernathy v. Solutia Inc., et al. (“Abernathy”) lawsuit arising out of PCB contamination in Anniston, Alabama.   The DOJ alleges the defendants failed to reimburse Medicare for medical expenses paid to Abernathy settlement recipients who were Medicare beneficiaries.  Specifically, the DOJ claims that approximately 907 claimants who received payments for medical treatment under the Abernathy settlement were Medicare beneficiaries who received “conditional” payments from Medicare for the same treatment.  The DOJ alleges that the conditional payments were subject to reimbursement if a primary payer had responsibility to cover the treatment at issue, but no reimbursement was made to the government by any of the Abernathy participants.  The DOJ is seeking recovery of these allegedly unpaid reimbursements from the defendants who paid into the Abernathy settlement fund, as well as the plaintiffs’ counsel who represented the Medicare recipients and were responsible for the distribution of the settlement funds.  The DOJ did not specify the amount of damages – either generally from the defendants or specifically from Solutia – which the government seeks in this case.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Solutia denies the allegations, and asserts that liability for such reimbursements should be the responsibility of the plaintiffs’ counsel who were actually responsible for the distribution of the settlement funds to the plaintiffs.  In February 2010, defendants filed motions, which are currently pending, to dismiss the suit.

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

Further, under terms of the Monsanto Settlement Agreement, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois which were also incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from February 28, 2008 (the “Effective Date”) up to a total of $325.  Thereafter, if needed, we and Monsanto will share responsibility equally.  From the Effective Date through March 31, 2010, we have made cash payments of $16 toward remediation of Shared Sites after exhaustion of the special purpose entity funds and have accrued an additional $171 to be paid over the life of the Shared Sites remediation activity.

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

Total
Balance at December 31, 2009	$291
Net charges taken	3
Amounts utilized	(7)
Currency fluctuations	(1)
Balance at March 31, 2010	$286

	March 31, 2010	December 31, 2009
Environmental Remediation Liabilities, current	$31	$31
Environmental Remediation Liabilities, long-term	255	260
Total	$286	$291

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

Anniston, Alabama:  On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup is proceeding and should be completed within the next year, along with the implementation of an institutional control program to address future changes to residential properties.  Some level of remediation of non-residential properties and creek floodplains and/or sediment will be required in the future and we have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects.  We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at March 31, 2010 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage but have yet to undertake an assessment as to the nature and extent of such damages.  As of March 31, 2010, we have accrued $114 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the final cost liability.  Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree is negotiated and entered by the court to cover the selected remediation for each of the operable units of this site, which will take several years.

Sauget, Illinois:  A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites.  We conducted a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after a Record of Decision is issued by the USEPA and a consent decree is negotiated and entered by the court to cover the selected remediation, which is expected within the next two years.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites.  We, in coordination with 19 other PRPs, were also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We submitted the revised RI/FS report with other PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRPs’ share of the liability for the investigation and remediation costs.  An interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002.  We anticipate that the USEPA will issue a Record of Decision sometime in 2011.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment from the Sauget Industrial Corridor.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $69 which we have accrued as of March 31, 2010.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

W. G. Krummrich Site:  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases with the final remediation approach and timing for some of the corrective measures being determined only after investigation and pilot testing phases are completed.  Our best estimate of the ultimate cost of all corrective measures that will be required at the W.G. Krummrich Site is $27 which we have accrued as of March 31, 2010.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $76 which we have accrued as of March 31, 2010.

Environmental Agency Enforcement Actions

On March 3, 2009, the USEPA issued a Notice of Violation (“NOV”), Administrative Order (“AO”) and Reporting Requirement (“RR”) to Solutia concerning alleged violations of the Clean Air Act arising out of an inspection conducted at our manufacturing facility in Springfield, Massachusetts.  The NOV describes the USEPA’s findings alleging violations of the plant’s Title V and state operating permits related to emissions of volatile organic compounds.  The AO orders Solutia to comply with its Title V permit and the National Emission Standards for Hazardous Air Pollutants, Subpart OOO (Amino/Phenolic Resins), Subpart UU (Equipment Leaks), and General Provisions.  The RR requires Solutia to submit additional information regarding certain storage vessels and associated equipment.  On March 23, 2009, Solutia met with the USEPA to confer on this NOV, AO, and RR.  Submittals of the requested information under the RR were made as required.  The USEPA informed Solutia at the meeting that it had not yet made any decisions as to whether it will take enforcement action or what type of action it will take with respect to this matter and we have entered into a tolling agreement with the United States that provides the USEPA time to evaluate its case.  The amount of a potential loss, if any, is not currently estimable.

9.  Derivatives and Risk Management

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

Foreign Currency Exchange Rate Risk

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates.  We are exposed to this risk both on an intercompany and a third-party basis.  We use foreign currency derivative instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business and to protect against exposure related to intercompany financing transactions.  These risks are hedged primarily through the use of forward exchange contracts and purchased options with maturities of less than 18 months.

We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the re-measurement of the underlying assets and liabilities in the Consolidated Statement of Operations. We had currency forward contracts to purchase and sell $120 of currencies as of March 31, 2010 comprised principally of the Euro, British Pound-Sterling, U.S. Dollar, Japanese Yen and Malaysian Ringgit.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Interest Rate Risk

Interest rate risk is primarily related to changes in interest expense from floating rate debt.  To limit our exposure to this risk, in 2008 we entered into interest rate swap agreements related to our $1.2 billion senior secured term loan facility (“2014 Term Loan”). The interest rate swap agreements have declining total notional amounts of $800 to $150 which are effective from April 2010 through February 2014.  The terms of the interest rate swap agreements require us to pay interest utilizing fixed interest rates ranging from 4.65 percent to 4.85 percent and receive interest utilizing 1-Month LIBOR, with a floor of 3.50 percent.  Through February 2009, we designated the interest rate swap agreements as cash flow hedges.  Because of significant declines in interest rates and the significant difference between the prime and LIBOR rates, we could no longer assert we would always choose the 1-Month LIBOR on our 2014 Term Loan. Subsequent effectiveness testing on a historical and prospective basis comparing our interest rate swap agreements to the available interest rate options on our 2014 Term Loan concluded the relationships were not highly effective.  Therefore, we discontinued hedge accounting in February 2009 and all prospective mark-to-market gains or losses are recognized in interest expense on the Consolidated Statement of Operations.

Commodity Price Risk

Certain raw materials and energy resources we use are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors.  At the current time, we are not using derivative instruments because the volatility of these costs has been within an acceptable range.  We will deploy appropriate derivative instruments if we project or experience volatility related to the price fluctuations that are deemed unacceptable.

At March 31, 2010 and December 31, 2009, we did not have any derivatives designated as hedging instruments.  Our derivatives not designated as hedging instruments, recorded at their respective fair values at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$--	Accrued Liabilities	$9
	Other Assets	--	Other Liabilities	17
Total Interest rate contracts		--		26
Foreign exchange contracts	Miscellaneous Receivables	3	Accrued Liabilities	1
Total		$3		$27

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$--	Accrued Liabilities	$6
	Other Assets	--	Other Liabilities	14
Total Interest rate contracts		--		20
Foreign exchange contracts	Miscellaneous Receivables	2	Accrued Liabilities	1
Total		$2		$21

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

    During the twelve months following March 31, 2010, we expect a reclassification of $8 into earnings of the $21 accumulated losses on the interest rate swaps.  For the three months ended March 31, 2009, we recognized a gain of $4 in Other Comprehensive Income for the period in which our interest rate contracts were designated as cash flow hedging instruments.

A summary of the effect of our derivative instruments on the Consolidated Statement of Operations is as follows:

		Amount of Gain (Loss) Recognized in Consolidated Statement of Operations
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Presentation of Gain (Loss) Recognized in Consolidated Statement of Operations	2010	2009
Interest rate contracts	Interest expense	$(6)	$(5)
Foreign exchange contracts	Other income (loss), net	2	2
Commodity contracts	Loss from Discontinued Operations, net of tax	--	(1)
Total		$(4)	$(4)

10.  Fair Value of Financial Instruments

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – Foreign Exchange (a)	$3	$--	$3	$--
Total	$3	$--	$3	$--

Liabilities:
Derivatives – Foreign Exchange (a)	$1	$--	$1	$--
Derivatives – Interest Rates (b)	26	--	26	--
Total	$27	$--	$27	$--

		Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – Foreign Exchange (a)	$2	$--	$2	$--
Total	$2	$--	$2	$--

Liabilities:
Derivatives – Foreign Exchange (a)	$1	$--	$1	$--
Derivatives – Interest Rates (b)	20	--	20	--
Total	$21	$--	$21	$--

(a)
Includes foreign currency forward and options contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

(b)	Includes interest rate swaps which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The recorded amounts of cash, trade receivables, accounts payable and short-term debt approximate their fair values at both March 31, 2010 and December 31, 2009, due to the short maturity of these instruments.  The estimated fair value of our long-term debt at March 31, 2010 is $1,582 compared to the recorded amount of $1,544 (including current portion of long-term debt).  The estimated fair value of our long-term debt at December 31, 2009 was $1,309 compared to the recorded amount of $1,276 (including current portion of long-term debt).  The fair values are estimated by various banks based upon trading levels on the date of measurement.

11.  Pension Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

For the three months ended March 31, 2010 and 2009, our principal pension and healthcare and other benefit costs for continuing operations were as follows:

	Pension Benefits		Healthcare and Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Service costs for benefits earned	$1	$1	$1	$1
Interest costs on benefit obligation	12	15	2	4
Assumed return on plan assets	(13)	(14)	(1)	(1)
Amortization of actuarial net loss (gain)	2	--	(1)	(2)
Settlement Charges	1	--	--	--
Total	$3	$2	$1	$2

Settlements

For the three months ended March 31, 2010 we recorded a settlement charge of $1 resulting from the significant amount of lump sum distributions in Belgium associated with a reduction of personnel prior to March 31, 2010.  This reduction was driven by restructuring activities as more fully discussed in Note 7 – Restructuring Reserves.

Employer Contributions

 According to current IRS funding rules, we are required to contribute $37 to our U.S. pension plans, collectively, in 2010.  In the three months ended March 31, 2010, we satisfied this requirement via a $50 contribution which included a $13 voluntary contribution.  We also expect to be required to fund approximately $12 in pension contributions to our foreign pension plans in 2010, of which, $2 has been contributed in the three months ended March 31, 2010.

12.  Debt Obligations

    In the first quarter of 2010, we issued $300 of senior unsecured notes, due 2020 (“2020 Notes”) which resulted in net proceeds to us of $292, after deducting underwriting discount and fees.  In addition, we extinguished our existing 2014 Term Loan and $350 senior secured asset-based revolving credit facility (“2013 Revolver”), replacing them with a $1,150 senior secured credit facility (“Credit Facility”).  The Credit Facility consists of an $850 term loan maturing in 2017 (“2017 Term Loan”) and a $300 revolving credit facility maturing in 2015 (“2015 Revolver”).  As a result of the early extinguishment of our 2014 Term Loan and 2013 Revolver, we incurred an $80 non-cash charge related to the write-off of deferred debt issuance costs on our 2014 Term Loan and 2013 Revolver and a $9 prepayment penalty for the early extinguishment of the 2014 Term Loan.  These amounts were recorded in loss on debt extinguishment for the three months ended March 31, 2010.

We had short-term borrowings of $16 at March 31, 2010 and December 31, 2009, comprised of other lines of credit.

Our long-term debt consisted of the following as of March 31, 2010 and December 31, 2009:

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	March 31, 2010	December 31, 2009

2017 Term Loan	$850	$--
2014 Term Loan	--	876
2017 Notes	400	400
2020 Notes	300	--
Total principal amount	1,550	1,276
Less: Unamortized debt discount	(6)	--
Less: Current portion of long-term debt	(8)	(12)
Total	$1,536	$1,264

    The weighted average interest rate on our total debt outstanding was 6.1 percent and 7.7 percent at March 31, 2010 and December 31, 2009, respectively.  Our weighted average interest rate on short-term debt outstanding was 1.8 percent and 2.1 percent at March 31, 2010 and December 31, 2009, respectively.

The $400 notes due in 2017 (“2017 Notes”) were issued at par bearing interest at 8.75 percent and require semi-annual interest payments.  The 2020 Notes were issued at 99.5 percent of par bearing interest at 7.875 percent and require semi-annual interest payments.  Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Business Enterprises Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc., S E Investment LLC and future subsidiaries as defined by the 2017 Notes and 2020 Notes (“The Notes”), subject to certain exceptions are guarantors (“Note Guarantors”) of The Notes as of March 31, 2010.  The Notes and the related guarantees are secured by liens on substantially all of our and the Note Guarantors’ present and future assets.

The 2017 Term loan was issued at 99.5 percent of the principal amount bearing interest at LIBOR plus 3.25 percent with a 1.50 percent LIBOR floor.  We are required to pay 1 percent of the principal of the 2017 Term Loan annually via quarterly payments. The 2015 Revolver bears interest at our option, at LIBOR plus 3.50 percent with no LIBOR floor or at the prime rate plus 2.50 percent. LIBOR based interest for the 2017 Term Loan and 2015 Revolver is payable on the last day of each relevant interest period (defined as one, two, three or six months or other periods available to all lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.  Prime based interest for the 2015 Revolver is payable quarterly in arrears. CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Business Enterprises Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc. and future subsidiaries, as defined by the Credit Facility, subject to certain exceptions (the “Credit Facility Guarantors”), are guarantors of our obligations under the Credit Facility.  The Credit Facility and the related guarantees are secured by liens on substantially all of our and the Credit Facility Guarantors’ present and future assets.

The Credit Facility and The Notes include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; and prepay, redeem or exchange our debt.  The Credit Facility also includes the maintenance of the following financial covenants: (i) total leverage ratio and (ii) fixed charge coverage ratio as defined by the Credit Facility.  We were in compliance with all applicable covenants as of March 31, 2010.

13.  Segment Data

We are a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications.   Our operations are managed and reported in three reportable segments, consisting of Advanced Interlayers (formerly Saflex), Performance Films (formerly CPFilms) and Technical Specialties.  The reportable segment name changes in the first quarter of 2010 did not affect the organizational structure, financial results or the composition of the products within each reportable segment.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The Advanced Interlayers reportable segment is a global manufacturer of interlayers for laminated glass.  The Performance Films reportable segment is a manufacturer of performance films for after-market applications which add functionality to glass.  The Technical Specialties reportable segment is a global manufacturer of specialties such as chemicals for the rubber, solar energy, process manufacturing and aviation industries.  The major products by reportable segment are as follows:

Reportable Segment	Products
Advanced Interlayers	• SAFLEX® plastic interlayer • Specialty intermediate Polyvinyl Butyral resin and plasticizer
Performance Films	• LLUMAR®, VISTA®, GILA® and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS® professional and retail window films • Other enhanced polymer films for industrial customers
Technical Specialties
• CRYSTEX® insoluble sulphur
• SANTOFLEX® antidegradants
• SANTOCURE® and PERKACIT® primary and ultra accelerators
• THERMINOL® heat transfer fluids
• SKYDROL® aviation hydraulic fluids
• SKYKLEEN® brand of aviation solvents

The performance of our operating segments is evaluated based on segment profit, defined as earnings before interest expense, loss on debt extinguishment, income taxes, depreciation and amortization less net income attributable to noncontrolling interests (“EBITDA”). Segment profit includes selling, general and administrative, research, development and other operating expenses, gains and losses from asset dispositions and restructuring charges, net income attributable to noncontrolling interests and other income and expense items that can be directly attributable to the segment.  Certain operations, expenses and other items that are managed outside the reportable segments are reported as Unallocated and Other.  Unallocated and Other is comprised of corporate expenses, adjustments to our LIFO valuation reserve, adjustments to our environmental remediation liabilities, equity earnings from affiliates, other income and expense items including currency gains/losses, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the reportable segments in addition to operating segments that do not meet the quantitative threshold for determining reportable segments.  There were no inter-segment sales in the periods presented below.

Segment data for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)

Reportable Segments:
Advanced Interlayers	$186	$48	$133	$19
Performance Films	52	9	34	1
Technical Specialties	224	74	167	56
Reportable Segment Totals	462	131	334	76
Unallocated and Other	4	(26)	5	(25)
Total	466	105	339	51

Reconciliation to Consolidated Totals:
Depreciation and amortization		(27)		(25)
Interest expense		(38)		(37)
Loss on debt extinguishment		(89)		--
Net income attributable to noncontrolling interest		1		--
Consolidated Totals:
Net Sales	$466		$339
Loss from Continuing Operations Before Income Taxes		$(48)		$(11)

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

(Shares in millions)	Three Months Ended March 31,
	2010	2009

Consolidated Statement of Operations:
Loss from continuing operations	$(57)	$(4)
Less: Net Income attributable to noncontrolling interest	1	--
Loss from continuing operations attributable to Solutia	(58)	(4)
Loss from discontinued operations, net of tax	--	(155)
Net Loss attributable to Solutia	$(58)	$(159)

Weighted-average number of shares outstanding used for basic earnings (loss) per share	118.5	93.3
Non-vested restricted shares(a)	--	--
Stock options	--	--
Warrants	--	--
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	118.5	93.3

(a)
1.5 million and 0.1 million shares of non-vested restricted stock for the three months ended March 31, 2010 and 2009, respectively, would have been considered dilutive for purposes of the earnings per share calculation in the event that operations resulted in income.

During the three months ended March 31, 2010 and 2009, the following shares were not included in the computation of earnings (loss) per share since the result would have been anti-dilutive.

	Three Months Ended March 31,
(Shares in millions)	2010	2009
Non-vested restricted shares	0.3	0.8
Stock options	1.9	2.7
Warrants	4.5	4.5

15.  Subsequent Events

    On April 21, 2010, at our annual meeting of stockholders, our stockholders approved amendments to our 2007 Management Long-Term Incentive Plan (the “Restated Plan”).  The amendments, among other things, increase the number of shares reserved for issuance under the Restated Plan by 3,640,000 shares, to a total amount of 10,840,000 shares.  Subsequent to stockholder approval, on April 21, 2010, the Executive Compensation and Development Committee of the Board of Directors (“ECDC”) approved the following grants to eligible employees under the Restated Plan (i) options to purchase 970,827 shares of common stock, which vest ratably over a four year period based upon completion of a service condition; and (ii) 302,261 shares of time vested restricted stock awards and stock units that vest in full upon the completion of a four year service condition.  Furthermore, the ECDC granted additional shares of performance stock awards and stock units (“Performance Shares”) which vest based upon the attainment of certain performance measures over a period measured from January 1, 2010 through December 31, 2012.  Performance Shares targeted at 302,320 would fully vest on April 21, 2013 upon the achievement of 100 percent of performance goals.  However, actual vesting of the Performance Shares could range from zero to 175 percent of the targeted number of shares depending upon actual performance.  At this time, we cannot make an estimate of the financial impact of these grants to be recognized over the vesting period.

On April 22, 2010, we announced the planned exit of our Primary Accelerators business and to cease manufacturing of these products at our facility in Antwerp, Belgium in the second half of 2010.  The decision to exit this business is due to the existence of an over-supplied market with limited opportunity for increased demand, which prevents us from obtaining a sustainable competitive advantage.  In connection with this closure, we expect to incur pre-tax charges ranging from $43 to $52, predominantly over the next two years.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

16. Condensed Consolidating Financial Statements

In accordance with SEC regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” we are providing condensed consolidating financial statements as The Notes are fully and unconditionally guaranteed on a joint and several basis.

The following consolidating financial statements present, in separate columns, financial information for:  Solutia on a parent only basis carrying its investment in subsidiaries under the equity method; Note Guarantors on a combined basis (“Guarantors”), carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; eliminating entries; and consolidated totals as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.  The eliminating entries primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$112	$101	$424	$(171)	$466
Cost of goods sold	95	68	333	(176)	320
Gross Profit	17	33	91	5	146

Selling, general, and administrative expenses	28	14	24	--	66
Research, development and other operating expenses, net	2	1	1	--	4

Operating Income (Loss)	(13)	18	66	5	76

Equity earnings from affiliates	70	39	--	(109)	--
Interest expense	(38)	--	(34)	34	(38)
Other income, net	11	13	21	(42)	3
Loss on debt extinguishment	(88)	--	(1)	--	(89)

Income (Loss) from Continuing Operations Before Income Tax Expense	(58)	70	52	(112)	(48)
Income tax expense	--	--	11	(2)	9
Income (Loss) from Continuing Operations	(58)	70	41	(110)	(57)
Loss from discontinued operations, net of tax	--	--	--	--	--
Net Income (Loss)	(58)	70	41	(110)	(57)
Net Income attributable to noncontrolling interest	--	--	1	--	1
Net Income (Loss) attributable to Solutia	$(58)	$70	$40	$(110)	$(58)

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$82	$77	$293	$(113)	$339
Cost of goods sold	71	50	249	(112)	258
Gross Profit	11	27	44	(1)	81

Selling, general, and administrative expenses	16	11	23	--	50
Research, development and other operating expenses, net	2	1	1	--	4

Operating Income (Loss)	(7)	15	20	(1)	27

Equity earnings (loss) from affiliates	29	(3)	--	(26)	--
Interest expense	(36)	--	(42)	41	(37)
Other income, net	8	16	15	(40)	(1)

Income (Loss) from Continuing Operations Before Income Tax Benefit	(6)	28	(7)	(26)	(11)
Income tax benefit	--	--	(7)	--	(7)
Income (Loss) from Continuing Operations	(6)	28	--	(26)	(4)
Loss from discontinued operations, net of tax	(153)	--	(2)	--	(155)
Net Income (Loss)	(159)	28	(2)	(26)	(159)
Net Income attributable to noncontrolling interest	--	--	--	--	--
Net Income (Loss) attributable to Solutia	$(159)	$28	$(2)	$(26)	$(159)

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
March 31, 2010
	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$248	$1	$209	$--	$458
Trade receivables, net	35	55	193	--	283
Intercompany receivables	158	369	322	(849)	--
Miscellaneous receivables	11	2	62	--	75
Inventories	73	45	187	(34)	271
Prepaid expenses and other assets	3	3	8	7	21
Assets of discontinued operations	10	--	--	--	10
Total Current Assets	538	475	981	(876)	1,118

Net Property, Plant and Equipment	178	141	564	--	883
Investments in Affiliates	2,103	475	92	(2,670)	--
Goodwill	150	191	170	--	511
Identified Intangible Assets, net	193	318	272	--	783
Intercompany Advances	178	518	1,064	(1,760)	--
Other Assets	53	4	34	--	91
Total Assets	$3,393	$2,122	$3,177	$(5,306)	$3,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45	$21	$101	$--	$167
Intercompany payables	577	--	272	(849)	--
Accrued liabilities	104	13	105	(1)	221
Short-term debt, including current portion of long-term debt	8	--	16	--	24
Intercompany short-term debt	--	--	548	(548)	--
Liabilities of discontinued operations	46	--	--	--	46
Total Current Liabilities	780	34	1,042	(1,398)	458

Long-Term Debt	1,536	--	--	--	1,536
Intercompany Long-Term Debt	10	23	1,179	(1,212)	--
Postretirement Liabilities	252	3	98	--	353
Environmental Remediation Liabilities	237	2	16	--	255
Deferred Tax Liabilities	21	10	138	--	169
Other Liabilities	52	6	44	--	102

Shareholders’ Equity:
Common stock	1	--	--	--	1
Additional contributed capital	1,616	2,044	652	(2,696)	1,616
Treasury stock	(3)	--	--	--	(3)
Accumulated other comprehensive loss	(270)	--	--	--	(270)
Accumulated deficit	(839)	--	--	--	(839)
Total Shareholders’ Equity attributable to Solutia	505	2,044	652	(2,696)	505
Equity attributable to noncontrolling interest	--	--	8	--	8
Total Shareholders’ Equity	505	2,044	660	(2,696)	513
Total Liabilities and Shareholders’ Equity	$3,393	$2,122	$3,177	$(5,306)	$3,386

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$104	$1	$138	$--	$243
Trade receivables, net	27	44	197	--	268
Intercompany receivables	188	357	326	(871)	--
Miscellaneous receivables	7	2	73	--	82
Inventories	65	39	184	(31)	257
Prepaid expenses and other current assets	24	1	7	5	37
Assets of discontinued operations	10	--	--	--	10
Total Current Assets	425	444	925	(897)	897

Net Property, Plant and Equipment	182	142	595	--	919
Investments in Affiliates	2,064	421	52	(2,537)	--
Goodwill	150	191	170	--	511
Identified Intangible Assets, net	194	320	289	--	803
Intercompany Advances	153	552	1,259	(1,964)	--
Other Assets	92	4	40	--	136
Total Assets	$3,260	$2,074	$3,330	$(5,398)	$3,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48	$13	$108	$--	$169
Intercompany payables	578	18	275	(871)	--
Accrued liabilities	85	9	121	(9)	206
Short-term debt, including current portion of long-term debt	12	--	16	--	28
Intercompany short-term debt	--	--	778	(778)	--
Liabilities of discontinued operations	50	--	--	--	50
Total Current Liabilities	773	40	1,298	(1,658)	453

Long-Term Debt	1,264	--	--	--	1,264
Intercompany Long-Term Debt	19	23	1,144	(1,186)	--
Postretirement Liabilities	304	3	104	--	411
Environmental Remediation Liabilities	242	1	17	--	260
Deferred Tax Liabilities	20	10	149	--	179
Other Liabilities	45	7	47	--	99

Shareholders’ Equity:
Common stock	1	--	--	--	1
Additional contributed capital	1,612	1,990	564	(2,554)	1,612
Treasury stock	(2)	--	--	--	(2)
Accumulated other comprehensive loss	(237)	--	--	--	(237)
Accumulated deficit	(781)	--	--	--	(781)
Total Shareholders’ Equity attributable to Solutia	593	1,990	564	(2,554)	593
Equity attributable to noncontrolling interest	--	--	7	--	7
Total Shareholders’ Equity	593	1,990	571	(2,554)	600
Total Liabilities and Shareholders’ Equity	$3,260	$2,074	$3,330	$(5,398)	$3,266

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months ended March 31, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used in) Operations	$(72)	$30	$38	$--	$(4)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(2)	(1)	(2)	--	(5)
Acquisition and investment payments	--	(1)	--	--	(1)
Cash Used in Investing Activities	(2)	(2)	(2)	--	(6)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	1,144	--	--	--	1,144
Payments of long-term debt obligations	(876)	--	--	--	(876)
Debt issuance costs	(25)	--	--	--	(25)
Purchase of treasury shares	(1)	--	--	--	(1)
Other, net	(9)	--	--	--	(9)
Changes in investments and advances from (to) affiliates	(15)	(28)	43	--	--
Cash Provided by (Used in) Financing Activities	218	(28)	43	--	233

Effect of Exchange Rate Changes on Cash	--	--	(8)	--	(8)

Increase in Cash and Cash Equivalents	144	--	71	--	215

CASH AND CASH EQUIVALENTS:
Beginning of year	104	1	138	--	243
End of year	$248	$1	$209	$--	$458

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used in) Operations	$(20)	$40	$50	$--	$70

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(10)	(1)	(9)	--	(20)
Acquisition and investment payments	--	(1)	--	--	(1)
Investment proceeds and property disposals	--	--	1	--	1
Cash Used in Investing Activities	(10)	(2)	(8)	--	(20)

FINANCING ACTIVITIES:
Net change in lines of credit	(2)	--	4	--	2
Net change in long-term revolving credit facilities	(78)	--	35	--	(43)
Payment of long-term debt obligations	(3)	--	--	--	(3)
Purchase of treasury shares	(1)	--	--	--	(1)
Other, net	--	--	(2)	--	(2)
Changes in investments and advances from (to) affiliates	123	(39)	(84)	--	--
Cash Provided by (Used in) Financing Activities	39	(39)	(47)	--	(47)

Increase (Decrease) in Cash and Cash Equivalents	9	(1)	(5)	--	3

CASH AND CASH EQUIVALENTS:
Beginning of period	--	1	31	--	32
End of period	$9	$--	$26	$--	$35

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

Overview

We are a leading global manufacturer and marketer of high-performance chemical-based materials that are used across automotive, construction, industrial and consumer applications.  We report our operations in three segments: Advanced Interlayers (formerly Saflex), Performance Films (formerly CPFilms) and Technical Specialties.  The reportable segment name changes in the first quarter of 2010 did not affect the organizational structure, financial results or the composition of the products within each reportable segment. Through our Advanced Interlayers segment, we produce Polyvinyl Butyral (“PVB”) sheet used in the manufacture of laminated glass for automotive, architectural and solar applications in addition to the manufacture of specialized technical films for use in a wide variety of industrial applications.  Our Performance Films segment manufactures, markets and distributes custom-coated window films for aftermarket automotive and architectural applications.  Technical Specialties is our specialty chemicals segment, which includes the manufacture and sale of chemicals for the rubber, solar energy, process manufacturing and aviation industries.  The major products by reportable segment are as follows:

Reportable Segment	Products
Advanced Interlayers	• SAFLEX® plastic interlayer • Specialty intermediate Polyvinyl Butyral resin and plasticizer
Performance Films	• LLUMAR®, VISTA®, GILA® and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS® professional and retail window films • Other enhanced polymer films for industrial customers
Technical Specialties
• CRYSTEX® insoluble sulphur
• SANTOFLEX® antidegradants
• SANTOCURE® and PERKACIT® primary and ultra accelerators
• THERMINOL® heat transfer fluids
• SKYDROL® aviation hydraulic fluids
• SKYKLEEN® brand of aviation solvents

See Note 13 to the accompanying consolidated financial statements for further information regarding our reportable segments.

Significant 2010 Events

On February 28, 2010 we entered into a definitive agreement to purchase Etimex Solar GmbH (“Etimex Solar”), a leading supplier of ethylene vinyl acetate (“EVA”) encapsulants to the photovoltaic market, for €240 million or $324 million if a March 31, 2010 conversion rate of 1.35 were utilized, subject to a working capital adjustment.  Acquisition of Etimex Solar complements our existing PVB encapsulant product capabilities resulting in the world’s only single source for solar encapsulant solutions.  Integration of Etimex Solar into our Advanced Interlayer segment’s existing processing expertise, global commercial capabilities, and technology resources is expected to enable rapid expansion in the photovoltaic market.  The purchase of Etimex Solar is expected to close during the second quarter 2010, contingent upon customary closing conditions, including receipt of governmental approvals.

    On March 9, 2010 we completed the sale of $300 million of senior unsecured notes, due 2020 (“2020 Notes”) at a price of 99.5 percent of the aggregate principal amount bearing interest at 7.875 percent per annum.

On March 17, 2010 we successfully closed a new $1,150 million senior secured credit facility (“Credit Facility”), consisting of an $850 million term loan maturing in 2017 (“2017 Term Loan”) and a $300 million revolving credit facility maturing in 2015 (“2015 Revolver”).  The 2017 Term Loan was issued at 99.5 percent of the principal amount.  The 2015 Revolver will replace our existing asset backed revolver (“2013 Revolver”).  Completion of this refinancing significantly extends the debt maturities of the term loan and the revolver, increases our operational and strategic flexibility, and significantly lowers our interest costs.

Proceeds from the various debt discussed above were used to repay our then existing $876 million term loan (“2014 Term Loan”).  The remaining funds will be used to partially fund the acquisition of Etimex Solar and for general corporate purposes.

Also in the first quarter 2010, we received favorable rulings involving competitor challenges to the validity of patents covering our proprietary PPD2 technology utilized in the manufacture of products sold under the SANTOFLEX® antidegradants brand name.  Specifically, in March, the Korean Supreme Court dismissed the appeal of a lower court decision which found key claims of our Korean patent to be valid, defeating attempts by a Chinese competitor to invalidate those claims. This decision follows similar rulings in January by the Beijing No. 1 Intermediate People's Court in China and the Federal Patent Court in Germany, dismissing attempts by the same competitor to invalidate our PPD patents in those countries.  Also in March, the European Patent Office rejected an attempt by another competitor to invalidate our PPD patent in the European Union.

On April 22, 2010, we announced the planned exit of our Primary Accelerators business and to cease manufacturing of these products at our facility in Antwerp, Belgium in the second half of 2010.  Our decision to exit this business is consistent with our strategy of focusing on businesses that are leaders in their respective markets with sustainable competitive advantage.  This step further refines our product portfolio to remain the global leader in the manufacture and supply of high-quality rubber chemicals that have a competitive advantage in the market.

Summary Results of Operations: In the first quarter 2010, we reported sales of $466 million, a 37 percent increase as compared to $339 million reported in the first quarter 2009.  The increase was driven by higher sales volumes and favorable currency exchange rate fluctuations, partially offset by lower selling prices.  Our first quarter 2010 gross profit of $146 million, an 80 percent increase versus the same period in 2009, was driven by higher net sales, as described above, lower raw material and energy costs and lower restructuring charges partially offset by higher incentive costs.  Our gross profit margin increased significantly to 31.3 percent in the first quarter of 2010 as compared to 23.9 percent for the same period in 2009 due to the higher sales volumes, partially offset by higher variable costs, on an effectively unchanged fixed manufacturing cost base.  Selling, general and administrative expenses were $66 million in the first quarter 2010 as compared to $50 million in the same period in 2009.  This increase is predominantly due to the higher incentive expenses along with the recognition of acquisition costs related to our purchase of Etimex Solar, partially offset by lower restructuring charges.  As a percentage of sales, selling, general and administrative expenses were effectively unchanged at 15 percent.

    Cash used in operations in the first quarter 2010 was $4 million as compared to cash provided of $70 million in the same period in 2009.  The decrease is primarily attributable to a $50 million pension contribution and higher working capital requirements, partially offset by lower losses.  Working capital requirements were higher in the first quarter 2010 as compared to the same period in 2009 on significantly higher sales along with the expectation of continued improvement in the macroeconomic environment throughout 2010.  Conversely, the first quarter 2009 working capital requirements reflected the sharp decline in demand across the global construction, automotive and industrial markets experienced throughout the global economy along with an uncertainty on the timing of a recovery.  Further, cash provided by operations in the first quarter 2009 includes $40 million in cash provided by discontinued operations which is predominantly attributable to the monetization of working capital balances of our Integrated Nylon business in preparation of this asset group’s sale.

Outlook

In the first quarter 2010, we experienced a continued improvement in sales volumes as compared to the fourth quarter 2009 across almost all our product offerings.  We expect volumes to continue to grow in the second and third quarters in comparison to first quarter results.  We expect a volume downturn in the fourth quarter due to the seasonality of our businesses.  Coupled with this volume assumption, we are premising prices generally consistent with the levels experienced in the first quarter 2010.

We expect to close the previously announced Etimex Solar transaction during the second quarter, which will benefit our overall revenue growth rate in comparison to the prior year.  With respect to our planned exit of our Primary Accelerators business, upon cessation of manufacturing these products, currently expected in the second half of 2010, we will retrospectively report the results of this business as discontinued operations.  In aggregating these premises, our expectation for 2010 is an increase in net sales in the range of 10 percent – 15 percent versus 2009.

    With respect to profitability, the adherence to cost reduction and cost avoidance programs positively impacted operating margins in the first quarter 2010, despite the return of costs associated with certain employee incentive plans, which were suspended in 2009.  We expect this net benefit to continue throughout 2010, which will most significantly be realized via contribution margin as sales volumes escalate.   Offsetting these benefits will be the costs associated with higher raw material costs for certain of our product lines, as we are premising increased raw material costs through the remainder of 2010 as overall economic conditions improve.  Although we expect to recover these raw material increases from our customers over time, pricing on many of our Advanced Interlayers customer contracts are negotiated on an annual basis.  Overall, therefore, we expect operating margins from continuing operations for the remainder of 2010 to remain consistent or modestly lower as compared to the results delivered in the first quarter but, on a full year basis, modestly higher than 2009.

Our incremental earnings premised in 2010 versus 2009 will generate additional operating cash, which will be offset by higher spending for new product and growth related capital spending, higher tax payments due to the enhanced earnings profile, higher environmental remediation outflows due to the exhaustion of a restricted fund dedicated for this purpose, which will be partially offset by lower interest payments resulting from our successful term loan refinancing.  In 2010, we are currently anticipating generating cash from operations less capital spending in the range of $150 million – $175 million from continuing operations.

Critical Accounting Policies and Estimates

There were no changes in the three months ended March 31, 2010 with respect to our critical accounting policies, as presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Form 10-K filed on February 17, 2010.

Results of Operations—First Quarter 2010 Compared with First Quarter 2009

Consolidated Results

(dollars in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$466	$339	$127	37%

Operating Income:
Reportable Segment Profit	$131	$76	$55	72%
Unallocated and Other	(26)	(25)	(1)	(4)%
Less: Depreciation and Amortization	(27)	(25)
Less: Other (Income) Loss and Net Income attributable to Noncontrolling interest included in Segment Profit and Unallocated and Other	(2)	1

Operating Income	$76	$27	$49	181%
Net Gains (Charges) included in Operating Income	$(11)	$1

The increase in net sales as compared to the first quarter 2009 resulted from increased sales volumes of $136 million or 40 percent and the effect of favorable exchange rate fluctuations of $8 million or 2 percent, partially offset by lower selling prices of $17 million or 5 percent.  Higher sales volumes were realized by all of our reporting segments due to the strengthening demand across the global construction, automotive and industrial sectors led predominately by the Europe and Asia Pacific regions.  The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2009, due to our strong market positions in Europe by the Advanced Interlayers and Technical Specialties reporting segments.  Lower selling prices were experienced predominately in the Advanced Interlayers and Technical Specialties reporting segments due to increased pricing pressure as a result of a lower demand profile from the economic slowdown.

The increase in operating income as compared to the first quarter 2009 resulted from higher net sales, as described above, and decreased raw material and energy costs of $13 million, predominately in our Technical Specialties reporting segment, partially offset by the return of certain employee incentives suspended during 2009 and increased charges as further described below in the Summary of Events Affecting Comparability section.

Advanced Interlayers

(dollars in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$186	$133	$53	40%

Segment Profit	$48	$19	$29	153%
Net Charges included in Segment Profit	$--	$(5)

The increase in net sales in the first quarter 2010 was a result of higher sales volumes of $52 million or 39 percent and favorable currency exchange rate fluctuations of $5 million or 4 percent, partially offset by lower average selling prices of $4 million or 3 percent.  Higher sales volumes were due to the strengthening demand primarily in the global automotive market led predominately by the Europe and Asia Pacific regions. The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2009, due to our strong market positions in Europe. The decrease in selling prices is in response to increased pricing pressure in the automotive and residential construction sectors resulting from low industry utilization.

The increase in segment profit in the first quarter 2010 resulted from higher net sales, as described above, on an effectively unchanged fixed manufacturing base and lower charges as compared to the same period in 2009 described in detail in the Summary of Events Affecting Comparability section, partially offset by the higher incentive expense.

Performance Films

(dollars in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$52	$34	$18	53%

Segment Profit	$9	$1	$8	N.M.
Charges included in Segment Profit	$(1)	$(1)

The increase in net sales as compared to the first quarter 2009 resulted primarily from higher sales volumes of $18 million or 53 percent. The increase in sales volumes were experienced across all global markets due to improved demand in the global automotive, residential housing, and commercial construction sectors, led predominately by the U.S. and Asia Pacific regions.

The increase in segment results in comparison to the first quarter 2009 resulted primarily from increased net sales, as described above, on an effectively unchanged fixed manufacturing cost base, partially offset by higher incentive expense.

Technical Specialties

(dollars in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$224	$167	$57	34%

Segment Profit	$74	$56	$18	32%
Net Gains (Charges) included in Segment Profit	$(5)	$10

The increase in net sales as compared to the first quarter 2009 resulted from higher sales volumes of $67 million or 40 percent and favorable currency exchange rate fluctuations of $3 million or 2 percent, partially offset by lower average selling prices of $13 million or 8 percent.  The higher sales volumes were experienced by all products within Technical Specialties due to strengthening demand in the global automotive and industrial markets led predominately by the Europe and Asia Pacific regions.  The favorable exchange rate fluctuations occurred primarily as a result of the strengthening Euro in relation to the U.S. dollar in comparison to the first quarter 2009. Lower average selling prices were experienced primarily within our SANTOCURE® primary accelerators and other rubber chemical products due to higher market capacities.

The increase in segment profit in comparison to the first quarter 2009 resulted primarily from higher net sales, as discussed above, improved utilization, and lower raw material and utility prices, partially offset by higher charges as compared to the same period in 2009 described in the Summary of Events Affecting Comparability section and higher incentive expense.

Unallocated and Other

(dollars in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)	% Increase (Decrease)

Components of Unallocated and Other
Other Operations Segment Profit (Loss)	$1	$(4)
Corporate Expenses	(15)	(13)
Share-Based Compensation Expense	(4)	(5)
Other Unallocated Expense, net	(8)	(3)
Unallocated and Other results	$(26)	$(25)	$(1)	(4)%
Net Charges included in Unallocated and Other	$(5)	$(3)

    Unallocated and Other results decreased as compared to the first quarter 2009 due to higher net charges, increased environmental charges, a charge related to the release of our LIFO reserve and the return of certain employee incentives temporarily suspended during 2009, partially offset by higher gains on foreign currency and higher segment profit from other operations.  Included in the results of Unallocated and Other in the first quarter 2010 are (i) $1 million of pension settlement charges and (ii) $4 million of charges related to the Etimex Solar acquisition, both of which are recorded in other unallocated expense, net. Included in the results of Unallocated and Other in the first quarter 2009 are (i) a charge of $7 million related to the general corporate restructuring with $5 million recorded in corporate expenses and $2 million recorded in other operations segment loss and (ii) a $4 million gain related to the reduction in the 2008 annual incentive plan recorded in corporate expenses.

After consideration of the aforementioned items in 2010 and 2009, other unallocated expense, net and corporate expenses remained comparable to the first quarter 2009 while other operations segment profit (loss) increased $3 million due to improved demand.

Interest Expense

(dollars in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$38	$37	$1	3%

The increase in interest expense as compared to the first quarter 2009 resulted principally from a higher average balance outstanding and higher mark-to-market losses on our interest rate swap agreements offset largely by lower average interest rates.  The higher outstanding balance was driven predominately by the issuance in the fourth quarter 2009 of $400 million of senior unsecured notes, due 2017 (“2017 Notes”) and the issuance in the first quarter 2010 of the 2020 Notes as partially offset by lower borrowings on our term loan and revolver.  Our lower average interest rate in the first quarter 2010 was a result of the extinguishment of the 2014 Term Loan and replaced by the 2017 Term Loan, the 2017 Notes and the 2020 Notes, which collectively bear a lower effective interest rate.  In February 2009, we discontinued hedge accounting on our interest rate swap agreements resulting in mark-to-market gains or losses on these agreements recognized as interest expense when interest rates fluctuate.  In the first quarter 2010, we recognized $6 million of losses on these agreements as compared to $5 million of losses for the same period in 2009.

Loss on Debt Extinguishment

(dollars in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)	% Increase (Decrease)

Loss on Debt Extinguishment	$89	$--	$89	N.M.

The increase in the loss on debt extinguishment in first quarter 2010 is the result of the early extinguishment of our 2014 Term Loan and 2013 Revolver.  As a result of the early retirement of these facilities, we incurred a $9 million prepayment penalty and an $80 million non-cash charge related to the write-off of deferred debt issuance costs related to the facilities.

Income Tax Expense

(dollars in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense (Benefit)	$9	$(7)	$16	N.M.

Our income tax expense increase in the first quarter 2010 as compared to the same period in 2009 resulted from higher income in ex-U.S. operations combined with lower previously unrecognized tax benefits.  Our U.S. operations experienced pre-tax losses in both the first quarters 2010 and 2009 but no income tax benefit was recognized as a full valuation allowance has been provided against the U.S. deferred tax assets.  In the first quarter 2009, we recognized a previously unrecognized tax benefit of $10 million due to developments in case law changing the technical merits of a tax position.

Discontinued Operations

(dollars in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)	% Increase (Decrease)

Integrated Nylon business	$--	$(157)
Other	--	2
Loss from Discontinued Operations, net of tax	$--	$(155)	$155	100%

Income from discontinued operations consisted of the results of our Integrated Nylon and other previously divested businesses.  The decrease is a result of the sale of our Integrated Nylon business in the second quarter of 2009.

Summary of Events Affecting Comparability

Charges and gains recorded in the three months ended March 31, 2010 and 2009 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$--	$1	$--	$--	$1	(a)
	--	--	1	--	1	(b)
	--	--	2	--	2	(c)
Selling, general and administrative expenses	--	--	1	1	2	(a)
	--	--	1	--	1	(c)
	--	--	--	4	4	(d)
Operating Income Impact	--	(1)	(5)	(5)	(11)
Loss on debt extinguishment	--	--	--	(89)	(89)	(e)
Pre-tax Income Statement Impact	$--	$(1)	$(5)	$(94)	(100)
Income tax impact					2	(f)
After-tax Income Statement Impact					$(98)

(a)	Severance, pension settlement and retraining costs related to the general corporate restructuring ($3 million pre-tax and after-tax).
(b)	Restructuring costs related to the closure of our Ruabon facility ($1 million pre-tax and after-tax).
(c)	Restructuring costs related to the closure of our Cologne facility ($3 million pre-tax and $2 million after-tax).
(d)	Acquisition costs related to our agreement to purchase Etimex Solar ($4 million pre-tax and after-tax).
(e)	Charges related to the early extinguishment of our 2014 Term Loan and 2013 Revolver ($89 million pre-tax and $88 million after-tax).
(f)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2009 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$(2)	$--	$(3)	$(1)	$(6)	(a)
	1	1	--	1	3	(b)
	4	--	--	--	4	(c)
	--	--	1	--	1	(d)
Selling, general and administrative expenses	(4)	--	(9)	(3)	(16)	(a)
	6	--	1	6	13	(b)
Research, development and other operating expenses, net	(1)	--	--	--	(1)	(a)
	1	--	--	--	1	(b)
Operating Income Impact	(5)	(1)	10	(3)	1

Pre-tax Income Statement Impact	$(5)	$(1)	$10	$(3)	1
Income tax impact					--	(e)
After-tax Income Statement Impact					$1

(a)	Gain related to the reduction in the 2008 annual incentive plan ($23 million pre-tax and $20 million after-tax).
(b)	Severance and retraining costs related to the general corporate restructuring ($17 million pre-tax and $14 million after-tax).
(c)	Charges related to the announced closure of the SAFLEX® plastic interlayer production line at our Trenton facility ($4 million pre-tax and after-tax).
(d)	Charges related to the announced closure of our Ruabon facility ($1 million pre-tax and after-tax).
(e)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Financial Condition and Liquidity

As of March 31, 2010, our total liquidity was $719 million which was comprised of $261 million in availability under our 2015 Revolver and $458 million in cash.

In the first quarter 2010, we refinanced our 2013 revolver, which previously was limited to the amount of the borrowing base, which was calculated as a percentage of allowable inventory and trade receivables, with a new $300 million revolving credit facility that does not depend upon our borrowing base.  The impact of this refinancing was an increase in revolver availability of approximately $130 million.  As of March 31, 2010, we had no draws against our 2015 Revolver but availability was reduced by letters of credit of $39 million.  Also in the first quarter 2010, we completed the sale of the 2020 Notes, resulting in an increase to liquidity of $292 million.  In the second quarter 2010, we expect to complete the acquisition of Etimex Solar at the agreed upon price of €240 million which will be funded, in part, from the proceeds of the offering and the remainder from cash on hand.

For the remainder of 2010, our anticipated use of cash includes fulfillment of our interest, foreign pension, environmental, restructuring and tax obligations, in addition to certain capital expenditures for new products, expansion and productivity projects and for maintenance and safety requirements.  To the extent required to fund certain seasonal demands of our operations, an additional use of cash may be needed to fund working capital although management has instituted significant monitoring procedures and, as a result, expects this use of cash to be closely managed.  New sources of liquidity may include additional lines of credit, financing other assets, customer receivables and/or asset sales, all of which are allowable, with certain limitations, under our existing credit agreements.

In summary, we expect that our cash on hand, coupled with future cash flows from operations and other sources of liquidity, including our 2015 Revolver, will provide sufficient liquidity to allow us to meet our projected cash requirements.

Debt Covenants

Our Credit Facility includes a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; and enter into new lines of business.  The financial covenants for all measurement periods for the year ended December 31, 2010 are a Leverage Ratio and a Fixed Charge Ratio.  Below is a summary of our actual performance under these financial covenants as of March 31, 2010 along with a summary of the contractually agreed to financial covenants for each of the three remaining measurement periods in 2010.

	March 31, 2010		June 30, 2010	September 30, 2010	December 31, 2010
	Actual	Covenant	Covenant	Covenant	Covenant

Max Leverage Ratio	3.49	4.50	4.50	4.50	4.50
Min Fixed Charge Ratio	2.94	1.35	1.35	1.35	1.35

Cash Flows - Continuing Operations

Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

Cash Flow Summary – Continuing Operations (dollars in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)

Cash provided by operating activities	$-	$30	$(30)
Cash used in investing activities	(6)	(15)	9
Cash provided by (used in) financing activities	233	(47)	280
Effect of exchange rate changes on cash	(8)	--	(8)
Net change in cash for period attributable to continuing operations	$219	$(32)	$251

Operating activities:  Cash provided by operating activities was zero for the first three months of 2010, a $30 million decrease as compared to the same period in 2009.  The decrease is primarily attributable to higher payments on our postretirement obligations, higher working capital requirements, and the absence of reimbursements to us for environmental remediation payments as partially offset by reduced losses.  In the first quarter 2010, we contributed $50 million to our U.S. pension plans, which satisfies our minimum funding requirement for 2010 and a portion of the 2011 minimum funding requirements, as compared to a contribution of $4 million in the first quarter 2009.  Working capital requirements were higher in the first quarter 2010 as compared to the same period in 2009 on significantly higher sales along with the expectation of continued improvement in the macroeconomic environment throughout 2010.  Conversely, the first quarter 2009 working capital requirements differed from our historical pattern of a seasonal increase, as it reflected the sharp decline in demand across the global construction, automotive and industrial sectors experienced throughout the global economy along with an uncertainty on the timing of a recovery.   Finally, in the first quarter 2009, payments on our environmental remediation liabilities were reimbursed to us through a restricted cash fund established upon our emergence from bankruptcy.  With the exhaustion of this fund in 2009, cash on hand was used to satisfy these requirements in the first quarter 2010.

Investing activities:  Cash used in investing activities decreased $9 million for the first three months in 2010 compared to the same period in 2009 due to the status and timing of payments on certain growth related projects.  In the fourth quarter 2008 and the first quarter 2009, the majority of growth related capital projects were closed out in reaction to the global economic slowdown which resulted in the payment of final cash payments on these projects in the first quarter 2009.  Conversely, new growth capital projects were only initiated in the first quarter 2010, as a more stable economic environment evolved.  Capital investment is expected to increase in subsequent quarters in 2010.

Financing activities:  Cash provided by financing activities was $233 million for the first three months in 2010, compared with $47 million of cash used in financing activities in the same period of 2009.   During the first quarter 2010 we completed the refinancing of our 2014 Term Loan and 2013 Revolver, along with the issuance of the 2020 Notes, which resulted in an extension of our debt maturities, greater strategic and operational flexibility, and net proceeds of $234 million, after deducting $34 million in debt issuance costs and prepayment penalty and a principal reduction in our term debt of $30 million.  These net proceeds will be used to partially fund our acquisition of Etimex Solar, which is expected to close in the second quarter 2010.  During the first quarter 2009, we repaid $43 million of borrowing on our 2013 Revolver and paid our quarterly installment of $3 million on our 2014 Term Loan.

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

Working Capital – Continuing Operations (dollars in millions)	March 31, 2010	December 31, 2009	Increase (Decrease)

Cash and cash equivalents	$458	$243
Trade receivables, net	283	268
Inventories	271	257
Other current assets	96	119
Total current assets	$1,108	$887

Accounts payable	$167	$169
Accrued liabilities	221	206
Short-term debt, including current maturities of long-term debt	24	28
Total current liabilities	$412	$403

Working Capital	$696	$484	$212

Our working capital used for continuing operations increased $212 million in the first quarter 2010 primarily due to the net increase in cash and cash equivalents, as previously discussed, partially offset by $8 million in devaluation of cash held by certain of our European subsidiaries in anticipation of the Etimex Solar acquisition.  After consideration of this item, working capital requirements were effectively unchanged as seasonally driven higher working capital balances were substantially offset by the effects of a stronger U.S. dollar versus relevant currencies.

Beginning subsequent to our emergence from bankruptcy, from time to time we sell trade receivables without recourse to third parties.  These trade receivables were removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $10 million and $8 million at March 31, 2010 and December 31, 2009, respectively.  The average monthly amounts of trade receivables sold were $11 million for the three months ended March 31, 2010.

Cash Flows - Discontinued Operations

Cash Flow Summary – Discontinued Operations (dollars in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)

Cash provided by (used in) operating activities	$(4)	$40	$(44)
Cash used in investing activities	--	(5)	5
Net change in cash for period attributable to discontinued operations	$(4)	$35	$(39)

Cash used in operating activities for discontinued operations increased $44 million predominantly due to the payment of residual liabilities in the first quarter 2010, which were accrued upon the sale of our Integrated Nylon business, as compared to the significant monetization of the working capital balances of this same business in the same period of 2009 in preparation of this asset group’s imminent sale.  Cash used in investing activities decreased $5 million in the first quarter 2010 due to the completion of the divestiture of this business in 2009.

Pension Funding

According to current IRS funding rules, we are required to contribute $37 million to our U.S. pension plans, collectively, in 2010.  In the first quarter 2010, we satisfied this requirement via a $50 million contribution which included a $13 million voluntary contribution which will reduce our 2011 minimum funding requirement by a similar amount.   We also expect to fund approximately $12 million in pension contributions to our foreign pension plans in 2010, of which $2 million was contributed in the first quarter 2010.  Actual contributions to the plans for the full year may differ as a result of a variety of factors, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and whether we choose to make additional voluntary contributions or to contribute our common stock rather than cash to the plans.

Contingencies

See Note 8 to the accompanying consolidated financial statements for a summary of our contingencies as of March 31, 2010.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the three months ended March 31, 2010 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” as presented in our 2009 Form 10-K.

Item 4.  CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in timely accumulating and communicating to them material information relating to us and our consolidated subsidiaries that is required to be included in our periodic SEC filings.  The Chief Executive Officer and Chief Financial Officer also concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that we record, process, summarize, and report the required disclosure information within the specified time periods.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this item is incorporated herein by reference to Note 8 included in Part I, Item 1. Financial Statements (unaudited) – Notes to Consolidated Financial Statements.  Also please refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c ) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	256	$13.75	0	$0
February 1-28, 2010	0	$0.00	0	$0
March 1-31, 2010	67,933	$14.13	0	$0
Total	68,189	$14.13	0	$0

(1)	Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.
(2)
Average price paid per share reflects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

ITEM 5.  OTHER INFORMATION

Exit of Primary Accelerators Business

On April 21, 2010, the Company made the decision to exit its Primary Accelerators business and to cease manufacturing of Primary Accelerators products at its facility in Antwerp, Belgium at a date to be determined during the second half of 2010.  The Company’s decision is consistent with its strategy of focusing on businesses that are leaders in their global markets and that have sustainable competitive advantages.

    We expect that the exit from the Primary Accelerators business will result in estimated pre-tax charges to income of approximately $43 to $52 million over the next two years, beginning in the second quarter of 2010.  Upon cessation of manufacturing of these products, the Company will retrospectively report the results of this business, including exit related charges, as discontinued operations.  Estimates of the total cost we expect to incur for each major type of cost associated with the exit are as follows: (i) severance and retraining costs for third party employees of approximately $25 to $30 million; (ii) future payments against contractual obligations including notice period and residual costs of approximately $8 to $10 million; (iii) clean-out and dismantling costs of the manufacturing unit of approximately $6 to $7 million; and (iv)  direct severance and other costs of approximately $4 to $5 million.

For the year ended December 31, 2009, net sales and pre-tax losses for the Primary Accelerators business were $49 million and $13 million, respectively.  In the second half of 2010, we expect to fund restructuring payments for this exit in the range of $13 million to $16 million, which will be partially offset by the monetization of working capital on this business ranging from $8 million to $10 million.

Amended and Restated 2007 Management Long-Term Incentive Plan

On April 21, 2010 our stockholders approved amendments to the Solutia Inc. 2007 Management Long-Term Incentive Plan (the “Restated Plan”) described in our definitive proxy statement dated March 12, 2010 for the 2010 Annual Meeting of Stockholders.  Our Executive Compensation and Development Committee (the “ECDC”) of our Board of Directors adopted the Restated Plan on February 16, 2010, subject to approval by our stockholders on April 21, 2010.

The Restated Plan (i) increases the maximum number of shares of common stock available for new awards under the Restated Plan by 3,640,000 from the original reserved amount of 7,200,000 to a total of 10,840,000; (ii) explicitly prohibits re-pricing of any outstanding grants of stock options or stock appreciation rights without stockholder approval; (iii) requires a three-year minimum vesting requirement for non-performance based awards of options, stock appreciation rights, restricted stock and restricted stock units and one-year minimum vesting requirements for such awards that are performance based; (iv) prohibits the re-grant of shares used to pay the purchase price of an award or any applicable tax withholding for an award; (v) ties payment of any dividends or dividend equivalents on restricted stock and restricted stock units to the same vesting and forfeiture requirements as the underlying grant; and (vi) requires stockholder approval of material amendments to the Restated Plan.

On April 20, 2010 and subject to stockholder approval of the Restated Plan, the ECDC approved grants of stock options, restricted stock awards and performance shares under the Restated Plan to certain employees of the Company including executive officers and the full Board of Directors (with the exception of Mr. Quinn who did not participate) approved Mr. Quinn’s grants.  Awards to the Named Executive Officers in the amounts listed below:

Named Executive Officer	Stock Options	Restricted Stock	Performance Shares
Jeffry N. Quinn	190,302	59,250	59,250
James M. Sullivan	70,949	22,090	22,090
James R. Voss	74,710	23,260	23,260
Robert T. DeBolt	33,315	10,372	10,372
Paul J. Berra, III	29,969	9,332	9,331

The stock options vest over a four year period at a rate of 25% per year on the anniversary date of the grant.

The restricted stock vest 100% on the four year anniversary of the date of the grant.

The performance shares vest on the third year anniversary of the date of the grant subject to the achievement of performance goals, described below, during the Performance Period.  The Performance Period runs from January 1, 2010 up to and including December 31, 2012.

Total Shareholder Return:  Fifty percent of the Performance Shares shall vest 100% at target if the total shareholder return (“TSR”) equals the 55th percentile of a group of companies listed below, for the Performance Period.  A threshold level of 25% of the target shares shall vest if the TSR equals the 40th percentile.  A maximum of 175% shall vest if TSR equals the 75th percentile or higher.  Vested Performance Shares will be interpolated for the percentile achieved at the end of the Performance Period. The TSR shall include reinvested dividends over the Performance Period and shall be calculated using the average closing price of the Company’s common stock and the average closing price of the common stock of the companies in the group listed below within a ninety calendar day period, which would include all trading days within that ninety day calendar period, immediately preceding the beginning date of the Performance Period and the ending date of the Performance Period.

    Relative Return on Capital:  Fifty percent of the Performance Shares shall vest 100% at target if the three year average return on capital (“ROC”) equals the 55th percentile of the group of companies listed below for the Performance Period.  A threshold level of 25% of the target shares shall vest if the three year average ROC equals the 40th percentile.  A maximum of 175% shall vest if the three year average ROC equals the 75th percentile or higher.  Vested Performance Shares will be interpolated for the percentile achieved at the end of the Performance Period.  ROC is subject to a $1 billion cumulative EBITDA threshold before any payouts occur.

The  group of companies (a subset of the S&P Chemical Index) means: Dow Chemical Company, E.I. du Pont de Nemours and Company, PPG Industries Inc., Ashland Inc., Ecolab Inc., Eastman Chemical Company, The Lubrizol Corporation, RPM International Inc., Cytec Industries Inc., Valspar Corporation, Rockwood Holdings, Inc., Cabot Corporation, FMC Corporation, PolyOne Corporation, Albemarle Corporation, International Flavors & Fragrances, Inc., Sigma-Aldrich Corporation, OM Group, Inc. Olin Corporation, NewMarket Corporation, Stepan Company, A. Schulman Inc., H.B. Fuller Company, Sensient Technologies Corporation, Minerals Technologies Inc., Zep Inc., Quaker Chemical Corporation, Calgon Carbon Corporation, Penford Corporation, Balchem Corporation, and Arch Chemicals Inc.  The ECDC may adjust the group of companies if, during the Performance Period, a company in this group is acquired or ceases to be publicly traded.

Annual Incentive Plan

On April 21, 2010, our stockholders approved the Solutia Inc. Annual Incentive Plan (the “Annual Plan”) described in our proxy statement dated March 12, 2010 for the 2010 Annual Meeting of Stockholders.  Our ECDC adopted the Annual Plan on January 29, 2010.  The Annual Plan is described in our proxy statement dated March 12, 2010.  The Annual Plan replaces Solutia’s prior annual incentive plan that was approved by the U.S. Bankruptcy Court for the Southern District of New York on November 29, 2007 as part of our Fifth Amended Joint Plan of Reorganization which became effective on February 28, 2008.

The Annual Plan provides an annual incentive-based bonus opportunity that applies to almost all of our employees, including executive officers.  The Annual Plan is administered by the ECDC.  The Annual Plan is based on a bonus pool concept.  There are separate bonus pools, funded 100% on the results of the performance measures for the enterprise, for enterprise-level participants and 50% on the enterprise performance measures and 50% on the performance measures for the applicable business unit, for the business unit participants.  Our Named Executive Officers participate in the enterprise-level pool.

For 2010 (the “2010 AIP”), the ECDC established financial and strategic performance measures for the enterprise pool and a weighting of each such measure as follows: revenue (25%); earnings per share (25%); working capital as a percentage of sales (25%); and safety and business development strategic measures (25%).  The ECDC determines a threshold (0.50x), target (1.0x) and maximum (2.5x) funding level (1.5x maximum for the strategic measure) for each performance measure.  If the threshold level of performance level is not met with respect to any particular performance measure, there is no funding of the bonus pool for that particular performance measure.  The target level of funding or a 1.0x funding factor is the aggregate of all target bonuses for the participants in the 2010 AIP.

The target incentive is a percentage of annual base salary and varies by participant level in the organization.  Our Named Executive Officers have the following target incentives: Mr. Quinn: 150%; Messrs. Voss and Sullivan: 100%; and Messrs. DeBolt and Berra: 75%.  Actual performance against each of the established performance measures determines an overall funding factor (after applying the appropriate weighting to each measure) that is applied to each individual’s target (1.0x) incentive.

Each participant’s target bonus is multiplied by the relevant overall funding factor that was used to determine the size of the bonus pools from which the participant’s bonus is paid.  For our Named Executive Officers, awards are based 75% on business performance and 25% on individual performance.  The total award can range from 0% to a maximum of 150% of the adjusted target award.  For our Named Executive Officers, their minimum, target and maximum bonus is set forth below:

	2010 AIP
Name	Minimum	Target	Maximum
Jeffry N. Quinn	$687,750	$1,375,500	$4,126,500
James M. Sullivan	$233,200	$466,400	$1,399,200
James R. Voss	$270,000	$540,000	$1,620,000
Robert T. DeBolt	$127,598	$255,195	$765,585
Paul J. Berra, III	$120,000	$240,000	$720,000

Awards under the 2010 AIP will be paid within two and one-half months following the end of the 2010 calendar year.

2010 Annual Meeting of Stockholders

The Company held its annual meeting of stockholders on April 21, 2010.  The stockholders considered five proposals, each of which is described in more detail in the Company’s definitive proxy statement dated March 12, 2010.

Proposal 1:  To elect three directors of the Company, each for a three year term and until their successors have been elected and qualified.

NAME	FOR	WITHHELD	BROKER NON-VOTES
James P. Heffernan	97,324,674	1,453,361	12,381,379
W. Thomas Jagodinski	97,199,901	1,578,134	12,381,379
William C. Rusnack	97,595,547	1,182,488	12,381,379

Proposal 2:  Ratification of the Appointment of Deloitte & Touche LLP as the Company’s independent public accounting firm for fiscal year 2010

FOR	AGAINST	ABSTAIN
108,649,209	2,484,330	25,875

Proposal 3:  Approval of the Amended and Restated Solutia Inc. 2007 Management Long-Term Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
93,026,165	5,709,945	41,925	12,381,379

Proposal 4:  Approval of the Solutia Inc. Annual Incentive Plan

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
94,547,604	4,184,381	46,050	12,381,379

Proposal 5:  Approval of Adoption of a Section 382 Stockholder Rights Agreement

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
72,927,113	25,806,921	44,001	12,381,379

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
Timothy J. Spihlman
(Vice President and Controller)
(On behalf of the Registrant and as Principal Accounting Officer)

Dated: April 27, 2010

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of Solutia Inc. (incorporated by reference to Exhibit 3.1 to Solutia's Form 8-K filed on March 4, 2008)
3.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 to Solutia’s Current Report on Form 8-K filed on July 27, 2009)
3.3	Amended and Restated Bylaws of Solutia Inc. (incorporated by reference to Exhibit 3.2 to Solutia's Form 8-K filed on March 4, 2008)
4.1
382 Rights Agreement, dated as of July 27, 2009, between Solutia Inc. and American Stock Transfer & Trust Company, LLC, which included the Form of Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock as Exhibit A and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 3.1 to Solutia’s Current Report on Form 8-K filed on July 27, 2009)

4.2
Indenture dated October 15, 2009 by and between the Company, the subsidiary guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to Solutia’s Current Report on Form 8-K filed October 16, 2009)

4.3
First Supplemental Indenture to the Indenture dated October 15, 2009, by and between Solutia, the subsidiary guarantors parties thereto and the Trustee (incorporated by reference to Exhibit 4.2 to Solutia’s Form 8-K filed on October 16, 2009)

4.4
Second Supplemental Indenture to the Indenture dated March 9, 2010, by and between the Company, the subsidiary guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.2 to Solutia’s Form 8-K filed on March 10, 2010)

10.1
Credit Agreement dated March 17, 2010, by and among Solutia Inc., the lender parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuer, Citibank, N.A., HSBC Securities (USA) Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Jefferies Finance LLC, as Documentation Agent and Deutsche Bank Securities Inc., Jefferies Finance LLC, HSBC Securities (USA) Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed on March 23, 2010)

10.2
Guarantee Agreement, dated as of March 17, 2010, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed on March 23, 2010)

10.3
Security Agreement, dated as of March 17, 2010, by and among Solutia Inc., the subsidiaries party thereto, as Grantors, and Deutsche Bank Trust Company Americas, as Collateral Agent. (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed on March 23, 2010)

10.4
Pledge Agreement, dated as of March 17, 2010, by and among Solutia Inc., the subsidiaries party thereto, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed on March 23, 2010)

10.5	Share Purchase Agreement Between Etimex Holding GmbH, Etimex Primary Packaging GmbH, Solutia Inc. and Flexsys Verwaltungs- und Beteiligungsgesellschaft mbH dated as of February 28, 2010
10.6	Solutia Inc. Annual Incentive Plan
10.7	Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 99.1 to Solutia’s Registration Statement on Form S-8 filed April 23, 2010)
10.8	Form of Stock Option Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated
10.9	Form of Restricted Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated
10.10	Form of Performance Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated
10.11	Form of Restricted Stock Award Agreement Pursuant to the Solutia Inc. Non-Employee Director Stock Compensation Plan
10.12	Form of Restricted Stock Unit Agreement Pursuant to the Solutia Inc. Non-Employee Director Stock Compensation Plan
18.1	Letter from Deloitte & Touche LLP dated April 23, 2010
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated April 22, 2010